Form 10-Q
period 2010-09-30
AMBAC FINANCIAL GROUP INC
filed 2010-11-15
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10777

Ambac Financial Group, Inc.

(Debtor-in-possession as of November 8, 2010)

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

As of November 12, 2010, 302,112,225 shares of Common Stock, par value $0.01 per share, (net of 5,904,539 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,599,075 in 2010 and $7,605,565 in 2009)	$5,968,020	$7,572,570
Fixed income securities pledged as collateral, at fair value (amortized cost of $190,453 in 2010 and $164,356 in 2009)	194,387	167,366
Short-term investments, (amortized cost of $617,748 in 2010 and $962,007 in 2009)	617,748	962,007
Other (cost of $100 in 2010 and $1,278 in 2009)	100	1,278

Total investments	6,780,255	8,703,221

Cash and cash equivalents	69,673	112,079
Receivable for securities sold	22,578	3,106
Investment income due and accrued	37,346	73,062
Premium receivables	2,802,811	3,718,158
Reinsurance recoverable on paid and unpaid losses	126,458	78,115
Deferred ceded premium	318,616	500,804
Subrogation recoverable	1,222,216	902,612
Deferred taxes	—	11,250
Current taxes	—	421,438
Deferred acquisition costs	251,971	279,704
Loans	20,999	80,410
Derivative assets	298,757	496,494
Other assets	216,644	229,299
Variable interest entity assets:
Fixed income securities, at fair value	1,939,492	525,947
Restricted cash	1,952	1,151
Investment income due and accrued	1,230	4,133
Loans (includes $17,007,648 and $2,428,352 at fair value)	17,201,665	2,635,961
Derivative assets	4,362	109,411
Other assets	11,214	12

Total assets	$31,328,239	$18,886,367

Liabilities and Stockholders’ Deficit:
Liabilities:
Unearned premiums	$4,442,271	$5,687,114
Losses and loss expense reserve	5,510,541	4,771,684
Ceded premiums payable	182,725	291,843
Obligations under investment and payment agreements	814,389	1,177,406
Obligations under investment repurchase agreements	101,807	113,527
Current taxes	22,449	—
Long-term debt	1,823,327	1,631,556
Accrued interest payable	90,975	47,125
Derivative liabilities	486,878	3,536,858
Other liabilities	138,301	248,655
Payable for securities purchased	2,486	2,074
Variable interest entity liabilities:
Accrued interest payable	651	3,482
Long-term debt (includes $17,130,379 and $2,789,556 at fair value)	17,335,034	3,008,628
Derivative liabilities	1,581,681	—
Other liabilities	12,304	60

Total liabilities	32,545,819	20,520,012

Stockholders’ deficit:
Ambac Financial Group, Inc.:
Preferred stock	—	—
Common stock	3,080	2,944
Additional paid-in capital	2,186,372	2,172,656
Accumulated other comprehensive income (loss)	347,738	(24,827)
Accumulated deficit	(3,978,701)	(3,878,015)
Common stock held in treasury at cost	(430,600)	(560,543)

Total Ambac Financial Group, Inc. stockholders’ deficit	(1,872,111)	(2,287,785)
Noncontrolling interest	654,531	654,140

Total stockholders’ deficit	(1,217,580)	(1,633,645)

Total liabilities and stockholders’ deficit	$31,328,239	$18,886,367

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Share Data)	2010	2009	2010	2009
Revenues:
Financial Guarantee:
Net premiums earned	$143,085	$238,401	$435,321	$612,945
Net investment income	69,840	137,645	256,438	364,026
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(8,461)	(32,529)	(49,706)	(1,452,664)
Portion of loss recognized in other comprehensive income	1,877	—	4,286	—

Net other-than-temporary impairment losses recognized in earnings	(6,584)	(32,529)	(45,420)	(1,452,664)

Net realized investment gains	2,053	86,916	75,473	93,075
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	4,862	(732,857)	(2,762,509)	(731,287)
Unrealized gains	4,550	2,865,761	2,806,963	4,411,004

Net change in fair value of credit derivatives	9,412	2,132,904	44,454	3,679,717
Other income	186,859	268,836	100,713	309,780
Income (loss) on variable interest entities	26,377	41,096	(504,873)	41,140
Financial Services:
Investment income	8,425	18,454	26,554	58,342
Derivative products	(78,368)	(222,450)	(207,552)	(280,868)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	(11,660)	(3,079)	(283,858)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	—	(11,660)	(3,079)	(283,858)

Net realized investment gains	464	28,109	67,706	142,345
Net change in fair value of total return swap contracts	—	6,902	—	18,573
Net mark-to-market (losses) gains on non-trading derivative contracts	—	(6,907)	(14,295)	783
Corporate and Other:
Other income	114	1,109	1,575	33,325
Net realized (losses) gains	(521)	—	10,172	33

Total revenues	361,156	2,686,826	243,187	3,336,694

Expenses:
Financial Guarantee:
Losses and loss expenses	165,396	459,213	577,874	2,429,890
Underwriting and operating expenses	41,200	28,012	150,627	133,466
Interest expense	27,492	—	34,378	—
Financial Services:
Interest from investment and payment agreements	3,951	6,433	13,742	27,533
Other expenses	3,460	3,316	10,211	10,808
Corporate and Other:
Interest	29,878	29,918	89,634	89,601
Other expenses	13,695	5,975	38,288	6,659

Total expenses	285,072	532,867	914,754	2,697,957

Pre-tax income (loss) from continuing operations	76,084	2,153,959	(671,567)	638,737
Provision (benefit) for income taxes	65	(34,284)	50	1,211,477

Net income (loss)	$76,019	$2,188,243	$(671,617)	$(572,740)
Less: net income (loss) attributable to the noncontrolling interest	13	(14)	(13)	(16)

Net income (loss) attributable to Ambac Financial Group, Inc.	$76,006	$2,188,257	$(671,604)	$(572,724)

Net income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders	$0.25	$7.58	$(2.29)	$(1.99)
Net income (loss) per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$0.25	$7.58	$(2.29)	$(1.99)
Weighted-average number of common shares outstanding:
Basic	302,177,506	288,770,269	293,542,268	287,647,272
Diluted	302,177,506	288,770,269	293,542,268	287,647,272

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Total	Comprehensive (Loss) Income	Ambac Financial Group, Inc.
			Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2010	$(1,633,645)		$(3,878,015)	$(24,827)	$—	$2,944	$2,172,656	$(560,543)	$654,140
Comprehensive loss:
Net loss	(671,617)	$(671,617)	(671,604)						(13)

Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $10,495	389,362	389,362		389,362
Loss on derivative hedges, net of deferred income taxes of $755	(1,881)	(1,881)		(1,881)
Loss on foreign currency translation, net of deferred income taxes of $1,529	(17,310)	(17,310)		(17,714)					404

Other comprehensive gain	370,171	370,171

Total comprehensive loss	$(301,446)	$(301,446)

Adjustment to initially apply ASU 2009-17	705,046		702,042	3,004
Dividends declared – subsidiary shares to non-controlling interest	(817)		(817)
Issuance of stock	9,618					136	9,482
Stock-based compensation	(126,279)		(130,307)	(206)			4,234
Cost of shares acquired	(341)							(341)
Shares issued under equity plans	130,284							130,284

Balance at September 30, 2010	$(1,217,580)		$(3,978,701)	$347,738	$—	$3,080	$2,186,372	$(430,600)	$654,531

Balance at January 1, 2009	$(3,089,122)		$(3,550,768)	$(1,670,198)	$—	$2,944	$2,030,031	$(594,318)	$693,187
Sale of subsidiary shares to noncontrolling interest	100,000								100,000
Retirement of shares issued to noncontrolling interest	(11,178)						128,547		(139,725)
Comprehensive loss:
Net loss	(572,740)	$(572,740)	(572,724)						(16)

Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $869,680	1,717,185	1,717,185		1,717,185
Gain on derivative hedges, net of deferred income taxes of $170	315	315		315
Gain on foreign currency translation, net of deferred income taxes of $32,919	61,592	61,592		61,135					457

Other comprehensive loss	1,779,092	1,779,092

Total comprehensive gain	$1,206,352	$1,206,352

Adjustment to initially apply ASC 944-20-65-1	(381,716)		(381,716)
Adjustment to initially apply ASC 320-10-65-1	—		102,065	(102,065)
Dividends declared – subsidiary shares to non-controlling interest	(12,148)		(12,148)
Stock-based compensation	(19,552)		(32,822)				13,270
Cost of shares acquired	(115)							(115)
Shares issued under equity plans	32,938							32,938

Balance at September 30, 2009	$(2,174,541)		$(4,448,113)	$6,372	$—	$2,944	$2,171,848	$(561,495)	$653,903

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2010	2009

Cash flows from operating activities:
Net loss attributable to common shareholders	$(671,604)	$(572,724)
Noncontrolling interest in subsidiaries’ earnings	(13)	(16)

Net loss	$(671,617)	$(572,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,686	2,223
Amortization of bond premium and discount	(103,445)	(143,772)
Share-based compensation	4,250	13,315
Current income taxes	443,887	243,236
Deferred income taxes	—	1,243,586
Deferred acquisition costs	27,733	(100,610)
Unearned premiums, net	(1,062,655)	(436,753)
Loss and loss expense, net	370,910	1,435,179
Ceded premiums payable	(109,118)	(349,535)
Investment income due and accrued	35,716	46,636
Premium receivables	915,347	606,083
Accrued interest payable	43,850	(23,739)
Net mark-to-market (gains) losses	(2,792,668)	(4,430,360)
Net realized investment gains	(153,351)	(235,453)
Other-than-temporary impairment charges	48,499	1,736,522
Variable interest entity activities	504,873	41,140
Other, net	330,273	(345,082)

Net cash used in operating activities	(2,164,830)	(1,270,124)

Cash flows from investing activities:
Proceeds from sales of bonds	2,349,427	3,014,573
Proceeds from matured bonds	584,365	497,216
Purchases of bonds	(880,863)	(1,576,127)
Change in short-term investments	344,259	109,285
Loans, net	59,412	385,199
Change in swap collateral receivable	24,248	445,435
Other, net	12,324	(10,127)

Net cash provided by investing activities	2,493,172	2,865,454

Cash flows from financing activities:
Dividends paid – subsidiary shares to noncontrolling interest	(817)	(12,148)
Proceeds from issuance of investment and payment agreements	1,337	53,756
Payments for investment and payment draws	(290,699)	(1,643,102)
Proceeds from the issuance of subsidiary shares to noncontrolling interest	—	100,000
Retirement of subsidiary shares to noncontrolling interest	—	(11,178)
Capital issuance costs	—	(297)
Net cash collateral paid/received	(80,569)	(40,587)

Net cash used in financing activities	(370,748)	(1,553,556)

Net cash flow	(42,406)	41,774
Cash and cash equivalents at January 1	112,079	106,762

Cash and cash equivalents at September 30	$69,673	$148,536

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest expense on long-term debt	$61,568	$74,820
Interest on investment agreements	$17,175	$38,436

Supplemental disclosure of noncash financing activities:

The company issued common stock upon the extinguishment of $20,311 in long-term debt. In addition, Ambac Assurance issued surplus notes in connection with settlement of credit derivative liabilities as part of the CDS commutation Settlement Agreement and the Segregated Account of Ambac Assurance issued surplus notes as discussed in “Recent Developments” in Note 1 to the Unaudited Consolidated Financial Statements.

See accompanying Notes to Unaudited Consolidated Financial Statements.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(1) Background and Basis of Presentation

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose affiliates provided financial guarantees and financial services to clients in both the public and private sectors around the world. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). The Company will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Ambac Financial Group, Inc.’s common stock trades in the over-the-counter market under ticker symbol ABKFQ. Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a guarantor of public finance and structured finance obligations, has a Caa2 rating from Moody’s Investors Service, Inc. and an R (regulatory intervention) financial strength rating from Standard & Poor’s Ratings Services. Everspan Financial Guarantee Corp. has a CC financial strength rating from S&P and Ambac Assurance UK, Ltd. has a financial strength rating Caa2 from Moody’s.

Ambac’s principal business strategy going forward is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, commutations of policies and repurchases of surplus notes issued in respect of claims) and maximizing the yield on its investment portfolio. The Company’s existing investment agreement and derivative product portfolios are in active runoff. In the course of managing the inherent risks of these portfolios during runoff, the Financial Services segment may enter into new financial instrument transactions to the extent we are able to do so.

The financial strength rating downgrades and regulatory actions taken to date with respect to Ambac Assurance have eliminated Ambac’s ability to generate new business and will continue to negatively impact Ambac’s operations and financial results. The constraints imposed upon Ambac Assurance by the covenants made for the benefit of the Segregated Account and the Counterparties to the Settlement Agreement (as described in Recent Developments below), and the authority of the Rehabilitator (as defined below) to control the management of the Segregated Account may limit our ability to achieve our objectives, thereby reducing the value of Ambac Assurance. Further, there can be no assurance that Ambac will be successful in realizing any of the foregoing operating strategies. As a result of these uncertainties and the Chapter 11 Reorganization described below, management has concluded that there is substantial doubt about the ability to continue as a going concern. The accompanying financial statements do not purport to reflect or provide for the consequences of our bankruptcy filing. In particular, the financial statements do not purport to show assets at their realizable value on a liquidation basis. The Company’s financial statements as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009, are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Recent Developments:

Chapter 11 Reorganization

On November 8, 2010 (the “Petition Date”), Ambac filed a voluntary petition for relief under Chapter 11 (“Bankruptcy Filing”) of the Bankruptcy Code in the Bankruptcy Court. The Company will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The Company was unable to raise additional capital as an alternative to seeking bankruptcy protection and was also unable to agree to terms with an ad-hoc committee of certain senior debt holders in order to restructure its outstanding debt through a prepackaged bankruptcy proceeding. However, Ambac, Ambac Assurance, OCI and the ad hoc committee have agreed to a non-binding term sheet that will serve as the basis for further negotiation which, if successful, may allow the Company to emerge from bankruptcy more expeditiously. The principal issues raised in the non-binding term sheet relate to (i) the allocation of tax attributes (including, without limitation, NOLs) among the Company and its subsidiaries, including Ambac Assurance, (ii) cost sharing agreements among the Company and its subsidiaries, and (iii) possible repurchases of outstanding securities of Ambac Assurance. As such, OCI and the Rehabilitator will participate in negotiations with respect to the non-binding term sheet. If the negotiations do not produce an agreement among the parties, Ambac (or its creditors) could take actions which would adversely affect Ambac Assurance and/or the Segregated Account. As such, OCI may determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to Ambac Assurance, either pre-emptively, or in response to any such action.

As of September 30, 2010, the Company had debt outstanding amounting to $1,622,189. The Bankruptcy Filing constituted an event of default with respect to the following debt instruments (collectively, the “Debt Documents”):

•

Indenture, dated as of August 1, 1991, between the Company and The Bank of New York Mellon (as successor trustee to The Chase Manhattan Bank (National Association)) (the “1991 Indenture”), as trustee, with respect to approximately $122,189 principal and accrued and unpaid interest on outstanding debt securities in the form of 9- 3/8% debentures due August 1, 2011;

•	1991 Indenture with respect to approximately $75,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 7- 1/2% debentures due May 1, 2023;

•

Indenture, dated as of August 24, 2001, between the Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank) (the “2001 Indenture”), as trustee, with respect to approximately $200,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 5.95% debentures due February 28, 2103;

•	2001 Indenture with respect to approximately $175,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 5.875% debentures due March 24, 2103;

•

Indenture, dated as of April 22, 2003, between the Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank), as trustee, with respect to approximately $400,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 5.95% debentures due December 5, 2035;

•

Indenture, dated as of February 15, 2006, as supplemented by the Supplemental Indenture, dated as of March 12, 2008, both between the Company and The Bank of New York Mellon, as trustee, with respect to approximately $250,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 9.50% senior notes due February 15, 2021; and

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

•

Junior Subordinated Indenture and First Supplemental Indenture, both dated as of February 12, 2007, between the Company and The Bank of New York Mellon, as trustee, with respect to approximately $400,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 6.15% Directly Issued Subordinated Capital Securities due February 15, 2037.

As a result of the bankruptcy filing, Ambac’s obligations under the debt securities described above are accelerated. Upon the bankruptcy filing, any efforts to enforce such payment obligations under the Debt Documents are stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code, and the creditors’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.

As a result of the bankruptcy filing, Ambac is now required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. While these documents and information accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited and are prepared in a format different from that used in Ambac’s US GAAP basis consolidated financial statements filed under the securities laws. Accordingly, Ambac believes that the substance and format do not allow meaningful comparison with its publicly-disclosed US GAAP basis consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the SEC.

Shortly after the Petition Date, Ambac began notifying current or potential creditors of the Bankruptcy Filing. Subject to certain exceptions under the Bankruptcy Code, the bankruptcy filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company. Thus, for example, most creditor actions to obtain possession of property from Ambac, or to create, perfect or enforce any lien against the property of Ambac, or to collect on monies owed or otherwise exercise rights or remedies to a claim arising prior to the Petition Date are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. The deadline for filing of proofs of claims against the Company has not yet been established by the Bankruptcy Court.

In order to successfully emerge from bankruptcy, Ambac will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve Ambac’s obligations arising prior to the Petition Date, set forth the revised capital structure of a newly reorganized Ambac and provide for corporate governance subsequent to emergence from bankruptcy.

Upon commencing the Bankruptcy Filing, Ambac has the exclusive right for 120 days after the Petition Date (and subject to any Bankruptcy Court authorized extension thereof) to file a plan of reorganization and, if we do so, 60 additional days (and subject to any Bankruptcy Court authorized extension thereof) to obtain necessary acceptances of the plan. If Ambac’s exclusivity period lapses, any party in interest would be able to file a plan of reorganization for Ambac. In additional to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed by the Bankruptcy Court in order to become effective.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in Ambac if (1) at least one-half in number and two-thirds in dollar amount of claims actually

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

voting in each impaired class of claims have voted to accept the plan, and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e. secured claims or unsecured claims, subordinate or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

A significant consideration for any restructuring or reorganization is the impact, if any, on the Company’s estimated $7,603,665 net operating loss (“NOLs”) tax carry forward. The Company considers the NOLs to be a valuable asset. However, the Company’s ability to use the NOLs could be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change would occur if shareholders owning 5% or more of the Company’s stock increased their percentage ownership (by value) in the Company to 50% or more, as measured over a rolling three year period beginning with the last ownership change. These provisions can be triggered by new issuances of stock, merger and acquisition activity or normal market trading. On February 2, 2010, the Company entered into a Tax Benefit Preservation Plan to reduce the risk of an ownership change resulting from the trading of the Company’s stock.

Stock issued to the Company’s debt holders in connection with a reorganization could trigger an ownership change if a significant portion of the debt being exchanged had been held by such debt holders for less than 18 months prior to the filing for bankruptcy and certain other factual or legal exceptions were not applicable. Accordingly, extensive buying of the Company’s debentures prior to a bankruptcy filing by persons who could hold 5% or more of the Company’s stock following a bankruptcy reorganization could substantially limit the Company’s ability to use its NOLs. See “Part II, Item 1A. Risk Factors—The Ambac Assurance NOL (and certain other tax attributes or tax benefits of the Ambac Consolidated Tax Group) may be subject to limitation as a result of a bankruptcy reorganization.”

In connection with the Bankruptcy Filing, the Bankruptcy Court issued an interim order (the “Interim Order”) restricting certain transfers of equity interests in and claims against the Company. The purpose of the Interim Order is to preserve the Company’s NOLs, which totaled approximately $7,603,665 as of September 30, 2010. Under section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), transfers by persons or entities holding 5 percent or more of the Company’s outstanding equity interests could impair or permanently eliminate the Company’s NOLs. Moreover, transfers of claims against the Company by persons or entities who may receive 5 percent or more of the reorganized Company’s stock pursuant to a bankruptcy plan of reorganization may impair or permanently eliminate the Company’s NOLs. Accordingly, the Interim Order implements notice and hearing procedures for transfers by a person or entity that beneficially owns, or would beneficially own, more than 13,500,000 shares of the Company’s stock. Transfers of stock in violation of this Interim Order will be void ab initio. In addition, the Interim Order requires persons or entities that beneficially own claims against the Company totaling more than an amount which could permit such claimholder to acquire 4.5 percent or more of the reorganized debtor agree to “sell down” a portion of its claims against the Company prior to a bankruptcy reorganization, such that the claimholder would receive less than 4.5

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

percent of the reorganized Company’s stock in a bankruptcy plan of reorganization that may qualify for section 382(l)(5) of the Tax Code. Any claimholder who does not comply with the Interim Order would only receive stock in the reorganized Company equal to less than 4.5 percent of the reorganized Company’s outstanding stock.

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the “pay as you go” CDS contracts should be characterized as capital assets or that certain payments made with respect to the CDS contracts should be characterized as capital losses. Recently, the Internal Revenue Service opened an examination into certain issues related to Ambac Assurance’s tax accounting methods with respect to such CDS contracts and Ambac Assurance’s related characterization of such losses as ordinary losses. Although, as discussed above, Ambac Assurance believes these contracts are properly characterized as notional principal contracts, if the Internal Revenue Service today were to successfully assert, as a result of its examination, that these contracts should be characterized as capital assets or as generating capital losses, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes.

On November 9, 2010, the Company and the Internal Revenue Service (the “IRS”) agreed to a stipulation on the record that provides that the IRS would give notice at least 5 business days prior to taking any action against the Company’s nondebtor subsidiaries in the consolidated tax group that would violate the State Court Injunction, whether or not in effect. The stipulation permits the status quo to be maintained from November 9, 2010 until a hearing on the preliminary injunction that the Company plans to seek under Bankruptcy Code section 105(a) barring assessment and collection of the 2003 through 2008 tax refunds by the IRS against the Company’s nondebtor subsidiaries in the consolidated tax group. On the same date, Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds.

Ambac’s liquidity and solvency, both on a near-term basis and a long-term basis, are largely dependent on its current cash and investments of $63,179, dividends from Ambac Assurance, and on the residual value of Ambac Assurance. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. The principal uses of liquidity will be the payment of operating expenses, expenses incurred in connection with the Bankruptcy Filing and expenses related to pending litigation. The likelihood of dividend payments to Ambac from Ambac Assurance could be further reduced, see “Part II, Item 1A. Risk Factors — The occurrence of certain events could result in the initiation of delinquency proceedings against Ambac Assurance.”

While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no guarantee can be given that it will be able to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of the Company pursuant to Chapter 7 of the Bankruptcy Code will occur. While Ambac’s NOLs could be used to offset income or gain realized prior to a completion of a liquidation, the NOLs would not be available following the liquidation or sale of Ambac’s assets. As a result, in the event of a Chapter 7 liquidation, Ambac is likely to be unable to utilize a substantial portion of its NOLs.

NYSE Delisting

On November 9, 2010, NYSE Regulation, Inc. (“NYSE Regulation”) announced immediate suspension of trading on the New York Stock Exchange (the “NYSE”) of the common stock of the Company and the suspension of trading on the NYSE of certain other securities of the Company (collectively, the “Suspended NYSE Securities”). NYSE Regulation determined that the Company is no longer suitable for listing in light of the Bankruptcy Filing, which is sufficient grounds for the commencement of delisting procedures according to Section 802.01D of the NYSE’s Listed Company Manual. In its announcement regarding the suspension, NYSE Regulation noted the uncertainty as to the timing and outcome of the bankruptcy process as well as the ultimate effect of this process on the Company’s equity holders. Additionally, NYSE Regulation noted that the Company had previously been notified that it had fallen below the NYSE’s continued listing standard for average closing price of less than $1.00 over a consecutive 30 trading day period.

At this time the Company does not intend to take any action to appeal the NYSE’s decision and, therefore, it is expected that the Suspended NYSE Securities will be delisted after completion by the NYSE of application to the Securities and Exchange Commission (the “SEC”).

The Suspended NYSE Securities include:

•	Common Stock, $0.01 per share (NYSE ticker symbol: ABK);

•	5.875% Debentures, Due March 24, 2103 (NYSE ticker symbol: AKT);

•	5.95% Debentures, Due February 28, 2103 (NYSE ticker symbol: AKF); and

•	9.50% Equity Units, Due February 15, 2021 (NYSE ticker symbol: ABK PRZ).

As a result of the delisting, the Company’s common stock and the shares of its equity units began trading exclusively on the over-the-counter (“OTC”) market on November 9, 2010. On the OTC market, shares of the Company’s common stock, which previously traded on the NYSE under the symbol ABK, trade under the symbol ABKFQ. Shares of the Company’s equity units, which previously traded on the NYSE under the symbol ABK-PRZ, trade under the symbol ABKOQ.

Segregated Account

On March 24, 2010, Ambac Assurance acquiesced to the request of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) to establish a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”). Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance for purposes of the Segregated Account Rehabilitation Proceedings (as defined and described below). The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The Segregated Account will be operated in accordance with a Plan of Operation (the “Plan of Operation”) and certain operative documents relating thereto (which include the Secured Note, the Reinsurance Agreement, the Management Services Agreement and the Cooperation Agreement). These operative documents provide that the Segregated Account will act exclusively through the rehabilitator. Pursuant to the Plan of Operation, Ambac Assurance has allocated to the Segregated Account (1) certain policies insuring or relating to credit default swaps; (2) residential mortgage-backed securities (“RMBS”) policies; (3) certain Student Loan Policies, some of which were allocated to the Segregated Account on March 24, 2010 (or shortly thereafter), and some of which were allocated on October 8, 2010, after undergoing an assessment process contemplated by the Plan of Operations; and (4) other policies insuring obligations with substantial projected impairments or relating to transactions which have contractual triggers based upon Ambac Assurance’s financial condition or the commencement of rehabilitation, which triggers are potentially damaging (collectively, the “Segregated Account Policies”). The policies described in (4) above include (a) certain types of securitizations, including commercial asset-backed transactions, consumer asset-backed transactions and other types of structured transactions; (b) the policies relating to Las Vegas Monorail Company; (c) policies relating to debt securities purchased by, and the debt securities issued by,

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Juneau Investments, LLC and Aleutian Investments, LLC, which are both finance companies owned by Ambac Assurance; (d) policies relating to leveraged lease transactions; and (e) policies relating to interest rate, basis, and/or currency swap or other swap transactions. Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (except with respect to recoveries arising from remediation efforts or reimbursement or collection rights), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s disputed contingent liability, if any, under the long-term lease with One State Street, LLC, and its contingent liability (as guarantor), if any, under the Ambac Assurance UK Limited (“Ambac UK”) lease with British Land, (iii) Ambac Assurance’s limited liability interests in Ambac Credit Products, LLC (“ACP”), Ambac Conduit Funding LLC, Aleutian Investments, LLC (“Aleutian”) and Juneau Investments, LLC (“Juneau”) and (iv) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan). Net par exposure as of September 30, 2010 for policies allocated to the Segregated Account, including student loan policies allocated on October 8, 2010, is $45,949,138. Net par exposure allocated to the Segregated Account no longer includes exposure previously assumed from Ambac UK. See below for further discussion on the Commutation of the AUK Reinsurance Agreement on September 28, 2010.

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

In July 2010, the Segregated Account issued $50,000 of Segregated Account Surplus Notes in connection with the commutation of an insurance policy allocated to the Segregated Account. At September 30, 2010, the Segregated Account Surplus Notes are reported in long-term debt on the consolidated balance sheet with a carrying value of $5,012 based on an imputed interest rate of 53.9% at the date of issuance and have a scheduled maturity of June 7, 2020. Interest on the Segregated Account Surplus Notes is payable annually at the rate of 5.1% on the unpaid principal balance outstanding. All payments of principal and interest on the Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Surplus Notes, such interest will accrue and compound annually until paid. The Segregated Account Surplus Notes were issued pursuant to a fiscal agency agreement entered into with The Bank of New York Mellon, as fiscal agent.

On October 8, 2010, the Rehabilitator filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Dane County Circuit Court in Wisconsin (the “Rehabilitation Court”). Before the Segregated Account Rehabilitation Plan can become effective it must be confirmed by the Rehabilitation Court. The hearing on the Rehabilitator’s motion for confirmation of the Segregated Account Rehabilitation Plan has been scheduled to begin on November 15, 2010. Claims on Segregated Account Policies remain subject to a payment moratorium until the Segregated Account Rehabilitation Plan becomes effective. Insurance claims presented during the moratorium of $1,083,796 for policies allocated to the Segregated Account have not yet been paid. If the Segregated Account Rehabilitation Plan is confirmed by the Rehabilitation Court, holders of permitted policy claims will receive 25% of their permitted claims in cash and 75% in surplus notes (the “Segregated Account Surplus Notes”) with the same terms as the Ambac Assurance Surplus Notes (as defined below), and delivery of

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

such cash and Segregated Account Surplus Notes will constitute satisfaction in full of the Segregated Account’s obligations in respect of each claim. The policyholders will not have the option to reject the surplus notes as consideration for settling claim liabilities. The Segregated Account Rehabilitation Plan also makes permanent the injunctions issued by the Rehabilitation Court on March 24, 2010.

Effective November 7, 2010, the Plan of Operation for the Segregated Account was amended for the purpose of allocating to the Segregated Account (i) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to the Company, or any successor to the Company, in regard to, or respecting, tax refunds and/or the July 18, 1991 Tax Sharing Agreement, as amended (other than any liability to the Company pertaining to any possible misallocation of up to $38,486 of tax refunds received by Ambac Assurance in September 2009 and February 2010), (ii) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to the IRS and/or the United States Department of the Treasury (the “U.S. Treasury”) in regard to, or in respect of, taxes imposed under the Internal Revenue Code of 1986, as amended (the “Federal Taxes”), for taxable periods ending on or prior to December 31, 2009 and, (iii) to the extent not described in clause (ii), any and all liabilities (including contingent liabilities) Ambac Assurance has or may have, now or in the future, to the IRS and/or the U.S. Treasury in regard to, or respect of, any Federal Tax refunds that were received prior to November 7, 2010 by Ambac Assurance, the Company or their affiliates (each of clauses(i), (ii) and (iii), the “Allocated Disputed Contingent Liabilities”). In addition, on November 8, 2010, the rehabilitation court issued an order for temporary supplemental injunctive relief (the “State Court Injunction”) enjoining the Company, any successor-in-interest, any state court receiver of the Company, all persons purporting to be creditors of the Company, the IRS and all other federal and state governmental entities from commencing or prosecuting any actions, claims, lawsuits or other formal legal proceedings relating to the Allocated Disputed Contingent Liabilities.

Ambac Assurance has issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. The Segregated Account has the ability to demand payment from time to time to pay claims and other liabilities. The balance of the Secured Note is $1,918,176 at September 30, 2010, inclusive of capitalized interest since the date of issuance. In addition, once the Secured Note has been exhausted, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities. Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is (or would be) less than $100,000, or such higher amount as the OCI permits pursuant to a prescribed accounting practice (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by the general account of Ambac Assurance (the “General Account”) to the Segregated Account under the Reinsurance Agreement are not capped. There is no Wisconsin insurance fund available to pay claims.

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
(Dollars in thousands, except share amounts)

Account Policies (or related insured obligations) due and payable by the Segregated Account (“Segregated Account Policy Cash Payments”), amounts due and payable by the Segregated Account arising out of the non-policy obligations allocated thereto, and any cash interest payment and cash principal repayment under any Segregated Account Surplus Notes in connection with any of the foregoing, provided in each case such amounts due and payable are in accordance with the Segregated Account Rehabilitation Plan and not otherwise disapproved by the rehabilitator of the Segregated Account plus (ii) amounts due and payable by the Segregated Account in respect of specified administrative expenses of the Segregated Account plus (iii) other amounts directed to be paid by the rehabilitator of the Segregated Account in conjunction with the rehabilitation proceeding, minus (iv) the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. In addition, if an event of default occurs under the Secured Note, the Segregated Account is entitled to accelerate the outstanding principal amount due under the Secured Note.

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

During the Segregated Account Rehabilitation Proceedings, the Rehabilitator controls the management of the Segregated Account. Ambac Assurance will provide certain management and administrative services to the Segregated Account and the Rehabilitator pursuant to a Management Services Agreement (the “Management Services Agreement”), including information technology

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

Pursuant to the Settlement Agreement, Ambac Assurance has filed an amendment to its articles of incorporation. Under such amendment, at all times after September 30, 2010, at least two members of the board of directors of Ambac Assurance must be Unaffiliated Qualified Directors (as defined in the Settlement Agreement) and, at all times after November 29, 2010, at least one-third (and, in any event, not less than three members) of the board of directors of Ambac Assurance must be Unaffiliated Qualified Directors. If at any time Ambac Assurance does not have the requisite number of Unaffiliated Qualified Directors, Ambac Assurance has agreed to use its commercially reasonable efforts to find additional Unaffiliated Qualified Directors. Effective October 25, 2010, one-third of Ambac Assurance’s Board of Directors are Unaffiliated Qualified Directors.

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
(Dollars in thousands, except share amounts)

Pursuant to a commutation agreement entered into with each of the Counterparties that is a party to credit default swaps written by ACP with respect to certain CDO of ABS obligations and related financial guaranty insurance policies written by Ambac Assurance with respect to ACP’s obligations thereunder, Ambac Assurance and ACP have commuted all of such obligations (the “Commuted CDO of ABS Obligations”), totaling $16,542,575 of par. In addition to the commutation of the Commuted CDO of ABS Obligations, Ambac Assurance has also commuted for $96,518 of cash certain additional obligations, including certain non-CDO of ABS obligations, to the Counterparties with par or notional amounting to $1,406,544. Ambac Assurance commuted another CDO of ABS transaction in an amount equal to its remaining par value of $90,016. It is expected that, subject to certain conditions, certain other non-CDO of ABS obligations with par amounting to a maximum of approximately $1,494,125 will be commuted within the next twelve months for a maximum amount of approximately $115,000 of cash plus surplus notes of Ambac Assurance with a par value of $60,000. Each of the Counterparties, in the aggregate and Ambac Assurance, ACP and Ambac, in the aggregate, have released the other party from any claims relating to any credit default swaps or financial guaranty insurance policies commuted pursuant to the Commutation Agreements. In addition, Ambac Assurance, ACP and Ambac, in the aggregate, and a Counterparty have generally released the other parties from any claims relating to actions taken or omitted to be taken prior to June 7, 2010, subject to certain exceptions.

At September 30, 2010, the Ambac Assurance Surplus Notes issued in connection with the Settlement Agreement are reported in long-term debt on the consolidated balance sheet with a carrying value of $201,542 based on an imputed interest rate of 53.9% at the date of issuance and have a scheduled maturity of June 7, 2020. Interest on the Ambac Assurance Surplus Notes is payable annually at the rate of 5.1% on the unpaid principal balance outstanding. All payments of principal and interest on the Ambac Assurance Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Ambac Assurance Surplus Notes, such interest will accrue and compound annually until paid. The Ambac Assurance Surplus Notes were issued pursuant to a Fiscal Agency Agreement entered into on June 7, 2010 with The Bank of New York Mellon, as fiscal agent (the “Fiscal Agency Agreement”).

Ambac Assurance has entered into call options with certain of the Counterparties pursuant to which, with the prior consent of OCI, Ambac Assurance may repurchase Ambac Assurance Surplus Notes from such Counterparties. As of the date hereof, Ambac Assurance has options to call an aggregate of $940,000 in principal amount of Ambac Assurance Surplus Notes at a weighted average call price of $0.22 per $1.00 face amount. At September 30, 2010, these options have a weighted average maturity of approximately 23 months.

Pursuant to the terms of the Settlement Agreement, on June 7, 2010, Ambac entered into an amendment to the Tax Sharing Agreement (the “Tax Sharing Agreement”) with its affiliates. Under the Tax Sharing Agreement, the consolidated net operating losses (“NOL”) of the group are treated as an asset of Ambac Assurance and its subsidiaries. Ambac is required to compensate Ambac Assurance on a current basis for use of any portion of that asset, except that Ambac is not required to compensate Ambac Assurance for Ambac’s use of NOL in connection with cancellation of debt income associated with restructurings of its debt outstanding as of March 15, 2010. The Tax Sharing Agreement can be amended with the consent of OCI and majority of the Unaffiliated Qualified Directors.

Ambac UK

Pursuant to the Amended and Restated 1997 Reinsurance Agreement between Ambac UK and Ambac Assurance (the “AUK Reinsurance Agreement”), Ambac Assurance reinsured on a quota share basis 90% of the liabilities under policies issued by Ambac UK, and reinsured on an excess of loss basis Ambac UK policy liabilities in excess of £500,000 per anum. Ambac UK purported to terminate the

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

AUK Reinsurance Agreement on March 22, 2010, and then again on March 24, 2010, after commencement of the Proceeding. On March 24, 2010, Ambac Assurance’s liabilities under the AUK Reinsurance Agreement were allocated to the Segregated Account.

On September 28, 2010, Ambac Assurance entered into a Commutation and Release Agreement (the “AUK Commutation Agreement”) with Ambac UK and the Special Deputy Commissioner of OCI, pursuant to which (i) the “AUK Reinsurance Agreement” was commuted and (ii) the Net Worth Maintenance Agreement, dated as of January 1, 1997, by and between Ambac UK and Ambac Assurance (the “NWMA”) was terminated in exchange for, among other things, certain mutual releases, including, without limitation, any right of Ambac Assurance or the Segregated Account to reinsurance premiums from Ambac UK. Ambac Assurance paid a nominal termination amount of one U.S. dollar to Ambac UK in connection with the commutation. The overall consolidated effect of terminating this reinsurance agreement was a net gain of $157,792, which is reported in Financial Guarantee Other Income. This gain resulted primarily from the recognition of foreign currency gains that, prior to the termination, were not reflected in certain of Ambac Assurance’s non-monetary assets or liabilities, such as unearned premium reserves or deferred acquisition costs, since these non-monetary assets and liabilities were required to be recorded based on their historical foreign exchange rates.

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
(Dollars in thousands, except share amounts)

To the extent Ambac Assurance is no longer a member of the Company Consolidated Tax Group, the Ambac Assurance NOL (and certain other available tax attributes of Ambac Assurance and the other members of the Ambac Assurance Consolidated Tax Group) may no longer be available for use by Ambac or any of the remaining members of the Company Consolidated Tax Group to reduce the U.S. federal income tax liabilities of the Company Consolidated Tax Group. This could result in a material increase in future tax liabilities of Ambac Consolidated Tax Group. In addition, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Company Consolidated Tax Group, including certain favorable rules relating to transactions occurring between members of the Company Consolidated Tax Group and members of the Ambac Assurance Consolidated Tax Group.

If the Surplus Notes are characterized as equity of Ambac Assurance and it is determined the Surplus Notes represent more than 50% of the total value of the stock of Ambac Assurance, the Ambac Assurance NOL (and certain other tax attributes or tax benefits of the Ambac Assurance Consolidated Tax Group) may be subject to limitation, including the limitation provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). If Section 382 were applicable with respect to the Ambac Assurance Consolidated Tax Group, in general, the Ambac Assurance Consolidated Tax Group annual use of the group’s NOL may be limited to an amount equal to the product of (i) the value of the Ambac Assurance Consolidated Tax Group’s stock and (ii) the applicable federal long-term tax exempt interest rate. However, certain exemptions to the Code Section 382 limitation may be applicable.

Furthermore, to the extent Ambac Assurance is no longer characterized as a member of the Company Consolidated Tax Group, the Ambac Assurance Consolidated Tax Group may not reconsolidate with Ambac Consolidated Tax Group for a period of five years following such event, even if Ambac were to be characterized as reacquiring or owning 80% or more of the stock of the Ambac Assurance Consolidated Tax Group following any deconsolidation. In addition, depending upon certain facts related to the potential deconsolidation of the Ambac Assurance Consolidated Tax Group and any reconsolidation with the Company Consolidated Tax Group, the acquisition by the Company Consolidated Tax Group of additional value with respect to the stock of the Ambac Assurance Consolidated Tax Group may also result in the imposition of a Code Section 382 limitation with respect to the Ambac Assurance Consolidated Tax Group’s NOL, reducing or eliminating the potential tax benefit of the NOL to the Ambac Assurance Consolidated Tax Group.

Reclassifications:

Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation, including those related to the adoption of ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprise Involved with Variable Interest Entities.

(2) Net income per Share

ASC Paragraph 260-10-65-2 of ASC Topic 260, Earnings Per Share, effective for fiscal years beginning after December 15, 2008, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method, which Ambac adopted in 2009. Retrospective application is required. Ambac had participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. These shares of common stock vested in January 2010. Accordingly, Ambac applied the two-class

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

method in 2009 and is no longer required to apply the two-class method in 2010. Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during 2010. Basic net income per share is computed by dividing net income available to common stockholders less income allocated to participating securities, by the weighted-average number of common shares outstanding during 2009. The amount of income allocated to participating securities amounted to a $0.03 and $0.00 reduction to basic net income per common share outstanding during the three and nine months ended September 30, 2009, respectively.

Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders plus effects of assumed debt retirement by the weighted-average number of common shares outstanding during the period, plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, nonvested common shares, and stock purchase contracts. There were no dilutive effects for the three and nine months ended September 30, 2010 and 2009. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Stock options	2,704,875	3,832,109	2,840,390	3,961,631
Restricted stock and units	994,065	2,655,417	1,120,815	2,814,636
Stock purchase contracts	37,037,000	37,037,000	37,037,000	37,037,000

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

Ambac has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac has provided financial guarantees, including credit derivative contracts for various debt obligations issued by various entities, including VIEs. Ambac has also sponsored two special purpose entities that issue medium-term notes to fund the purchase of certain financial assets. Finally, Ambac is an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. Refer to Note 8 for our exposure in such securities issued by VIEs. Our maximum exposure to loss is limited to the cost of our investments.

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

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. As a result of the adoptions of both ASU-2009-16 and ASU 2009-17 on January 1, 2010, Ambac was required to consolidate these VIEs on January 1, 2010. As mentioned below, effective March 24, 2010, Ambac was required to deconsolidate these entities because Ambac’s policies issued to these entities have been allocated to the Segregated Account of Ambac Assurance. The consolidation of these entities did not have any effects on Ambac’s beginning retained earnings as these entities were accounted for at fair value before initial consolidation. Prior to 2010 and upon deconsolidation, Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of these investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments – Equity Method in Joint Ventures. At September 30, 2010 and December 31, 2009 the fair value of these entities is $18,758 and $18,843, respectively, and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of these entities for the three months ended September 30, 2010 and September 30, 2009, is ($1,753) and $408, respectively, and is included within Other Income on the Consolidated Statements of Operations. The change in fair value of these entities for the nine months ended September 30, 2010 and September 30, 2009, is ($85) and ($495), respectively.

As of September 30, 2010, there have been 15 individual transactions with these entities, of which 6 are outstanding. In each case, Ambac sold fixed income debt obligations to these entities. The fixed income debt obligations are composed of asset-backed securities and utility obligations with a weighted average rating of BBB+ and weighted average life of 7.5 years at September 30, 2010. The purchase by these entities is financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate and currency swaps) may be used within the entities for economic hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of September 30, 2010, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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
(Dollars in thousands, except share amounts)

There were no assets sold to these entities during the nine months ended September 30, 2010 and the year ended December 31, 2009. Ambac Assurance received premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $578 and $1,188 for the three months ended September 30, 2010 and 2009, respectively; and $2,114 and $3,828 for the nine months ended September 30, 2010 and 2009, respectively. Ambac paid claims to these entities of $0 and $0 for the three months ended September 30, 2010 and 2009, respectively, and $24,411 and $42,588 for the nine months ended September 30, 2010 and 2009, respectively, under these financial guarantee contracts. Ambac also earned fees for providing other services amounting to $5 and $46 for the three months ended September 30, 2010 and 2009, respectively, and $42 and $154 for the nine months ended September 30, 2010 and 2009, respectively.

Derivative contracts are provided by Ambac Financial Services to these entities. Consistent with other non-hedging derivatives, Ambac Financial Services accounts for these contracts on a trade date basis at fair value. Ambac Financial Services received $25, and paid $13,798 for the three months ended September 30, 2010 and 2009, respectively; and received $6,335 and paid $12,248 for the nine months ended September 30, 2010 and 2009, respectively, under these derivative contracts.

Consolidation of VIEs:

Except for consolidations resulting from the adoption of ASU 2009-17 on January 1, 2010, upon initial consolidation of a VIE, we recognized a gain or loss in earnings for the difference between: a) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and b) the net amount as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a VIE, we recognized a gain or loss for the difference between: a) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and b) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Financial Guarantee: Income (Loss) on variable interest entities.

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

•

For VIEs consolidated as a result of Ambac’s credit derivative transactions, the consolidation results in offsetting increases to assets and liabilities with no transition effect. The credit derivative liabilities remained on Ambac’s consolidated financial statements and were not eliminated upon the consolidation of the VIE because Ambac’s credit derivative contracts are not entered into directly with the VIE, but rather entered into with third parties, typically the holders of the notes issued by the VIEs.

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

These deconsolidated VIEs contributed a combined loss of $0 during the three months and $495,077 during nine months ended September 30, 2010, which is included in Financial Guarantee: Income (loss) income on variable interest entities. The loss on these VIEs is primarily a result of deconsolidation. Additional details of the effect of deconsolidation associated with insurance policies allocated to the Segregated Account are as follows:

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

As a result of the Settlement Agreement that Ambac Assurance entered into with Counterparties to credit default swaps during the second quarter of 2010, as discussed in Note 1, Ambac commuted certain CDO of ABS obligations and related financial guaranty insurance policies written by Ambac Assurance with respect to ACP’s obligations thereunder. During the third quarter of 2010, all financial guarantee policies associated with one VIE expired in connection with full pay-down of the guaranteed obligations. Such obligations were Ambac’s only variable interests in the associated VIEs. Accordingly, Ambac no longer has the unilateral power to direct the activities of these VIEs that most significantly impact the entities’ economic performance, or any further involvement in these VIEs. In connection with these events, Ambac deconsolidated one VIE during the third quarter of 2010 and 18 VIEs during the nine months ended September 30, 2010. Financial Guarantee: Income (loss) on variable interest entities includes losses of ($511) and ($1,023) during the three and nine months ended September 30, 2010 associated with these formerly consolidated VIEs, respectively.

As of September 30, 2010, consolidated VIE assets and liabilities relating to 23 consolidated entities were $19,159,915 and $18,929,669, respectively. As of December 31, 2009, consolidated VIE assets and liabilities were $3,276,615 and $3,012,170, respectively. Ambac is not primarily liable for the debt obligations issued by the VIEs. Ambac would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE. VIE activities related to entities that remain consolidated as of September 30, 2010 resulted in a gain (loss) of $26,888 and ($8,774) for the three and nine months ended September 30, 2010, respectively, which is included in Financial Guarantee: Income (loss) income on variable interest entities.

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
(Dollars in thousands, except share amounts)

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Investments:
Corporate obligations	$1,939,492	$160,518
Residential mortgage-backed securities	—	173,066
Other asset-backed securities	—	192,363

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of September 30, 2010 and December 31, 2009:

	Estimated fair value	Unpaid principal balance
September 30, 2010:
Loans	$17,007,648	$17,625,336
Long-term debt	$17,130,379	$19,043,010

December 31, 2009:
Loans	$2,428,352	$2,459,003
Long-term debt	$2,789,556	$3,547,842

Loans at September 30, 2010 included loans receivable that are 90 days or more past due, which had an aggregate unpaid principal balance of $21,353 and fair value of $8,911. See Note 11, Fair Value Measurements for disclosures about the valuation methodologies used to determine fair value of VIE assets and liabilities.

The total unpaid principal amount of all outstanding long-term debt associated with the VIEs were $19,247,665 and $3,766,914 as of September 30, 2010 and December 31, 2009, respectively. The range of final maturity dates of the outstanding long-term debt associated with the VIEs is August 2011 to December 2047 as of September 30, 2010. As of September 30, 2010, the interest rates on the VIE long-term debt ranged from 0.74% to 12.63%.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes as of September 30, 2010:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets (2)	Insurance Liabilities(3)	Derivative Liabilities(4)
Global Structured Finance:
Collateralized debt obligations	$22,483,848	$50,111	$118,811	$188,090
Mortgage-backed – residential	38,532,733	1,091,706	3,830,051	196
Mortgage-backed – commercial	974,313	—	—	7,820
Other consumer asset-backed	13,395,292	166,925	736,388	10,234
Other commercial asset-backed	22,222,423	966,147	931,082	6,891
Other	8,788,215	147,238	533,973	1,875

Total Global Structured Finance	106,396,824	2,422,127	6,150,305	215,106
Global Public Finance	41,760,416	655,947	779,997	11,849

Total	$148,157,240	$3,078,074	$6,930,302	$226,955

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represents the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represents the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represents the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

(4) Net Premiums Earned

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable (the “expected” method), the present value of premiums to be collected over the expected life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate and weighted average period of future premiums used to estimate the premium receivable at September 30, 2010 and December 31, 2009 is 2.9% and 2.7%, respectively, and 11.2 years and 10.2 years, respectively. Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR

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

Below is the premium receivable roll-forward for the period ended September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Premium receivable at December 31, 2009	$3,718,158
Impact of adoption of ASU 2009-17(1)	(670,997)

Premium receivable at January 1, 2010 and 2009	3,047,161	$4,622,858
Premium payments received	(204,780)	(416,280)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(219,304)	(628,421)
Accretion of premium receivable discount	64,622	111,587
Deconsolidation of certain VIEs(1)	148,213	—
Other adjustments (including foreign exchange)	(33,101)	28,414

Premium receivable at September 30, 2010 and December 31, 2009	$2,802,811	$3,718,158

(1)	Refer to Note 3 of these unaudited consolidated financial statements for discussion of the new consolidation accounting standard.

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset is established which is initially recorded as the cash amount paid. For installment premiums, a ceded installment premiums payable liability and offsetting deferred ceded premium asset are initially established in an amount equal to: i) the present value of future contractual premiums due or, ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums expected to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums. The ceding commission revenue associated with the ceding premiums payable is deferred (as an offset to deferred acquisition costs) and recognized in income in proportion to ceded premiums.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at September 30, 2010:

	Future premiums expected to be collected(1)	Future expected premiums to be earned, net of reinsurance(1)
Three months ended:
December 31, 2010	$65,428	$84,359

Twelve months ended:
December 31, 2011	236,742	319,817
December 31, 2012	222,944	295,045
December 31, 2013	209,998	269,659
December 31, 2014	200,235	249,787

Five years ended:
December 31, 2019	887,738	1,042,079
December 31, 2024	762,978	784,060
December 31, 2029	636,447	569,305
December 31, 2034	408,973	331,818
December 31, 2039	160,777	129,819
December 31, 2044	39,456	35,278
December 31, 2049	10,240	10,440
December 31, 2054	1,176	2,186
December 31, 2059	5	3

Total	$3,843,137	$4,123,655

(1)	The future undiscounted premiums expected to be collected and future net premiums earned disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When an issue insured by Ambac Assurance has been retired, including those retirements due to refunding or calls, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Accelerated premium revenue for retired obligations for the three and nine months ended September 30, 2010 was $30,004 and $96,450, respectively. Accelerated premium revenue for retired obligations for the three and nine months ending September 30, 2009 were $90,325 and $165,126, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The table below shows premiums written on a gross and net basis for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Financial Guarantee:
Gross premiums written	$53,200	($231,213)	($137,935)	($388,884)
Ceded premiums written	45,583	389,679	62,521	577,225

Net premiums written	$98,783	$158,466	($75,414)	$188,341

(5) Losses and Loss Expenses

Ambac’s financial guarantee insurance policies generally pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. Until the Segregated Account Rehabilitation Plan is approved, it is anticipated that no claims will be paid on Segregated Account Policies, except as approved by the rehabilitation court. The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in “Derivative Contracts” below. Under ASC Topic 944, a loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract, i.e. the expected loss, over (b) the UPR for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve in subsequent periods are recorded as a loss and loss expense on the income statement. Expected losses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default and expected severity of performing credits as well as our active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing.

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

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount loss reserves at September 30, 2010 was 2.26%.

Loss expenses are established for anticipated expenses associated with loss mitigation strategies, such as legal and consulting costs for credits which may or may not have an associated loss reserve. Ambac establishes loss expense reserves based on our estimate of expected net cash outflows for loss expenses.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The table below summarizes information related to policies currently included in Ambac’s loss reserves at September 30, 2010:

Surveillance Categories

	I/SL	IA	II	III	IV	V	Total
Number of policies	28	9	35	135	120	1	328
Remaining weighted-average contract period (in years)	5	9	17	19	9	10	14
Gross insured contractual payments outstanding:
Principal	2,088,253	511,322	2,548,273	17,509,799	14,137,834	47	36,795,528
Interest	496,391	148,248	2,881,579	11,956,474	4,061,325	27	19,544,044

Total	2,584,644	659,570	5,429,852	29,466,273	18,199,159	74	56,339,572

Gross undiscounted claim liability	25,334	59,177	87,829	2,894,586	6,813,859	74	9,880,859
Discount, gross claim liability	(914)	(4,788)	(6,220)	(361,258)	(1,161,423)	(26)	(1,534,629)

Gross claim liability before all subrogation and before reinsurance	24,420	54,389	81,609	2,533,328	5,652,436	48	8,346,230

Less:
Gross RMBS subrogation(1)	—	—	—	—	(2,497,955)	—	(2,497,955)
Discount, RMBS subrogation	—	—	—	—	76,658	—	76,658

Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,421,297)	—	(2,421,297)

Less:
Gross other subrogation(2)	—	(2,128)	(16)	(764,763)	(828,815)	—	(1,595,722)
Discount, other subrogation	—	109	—	193,983	137,488	—	331,580

Discounted other subrogation, before reinsurance	—	(2,019)	(16)	(570,780)	(691,327)	—	(1,264,142)

Gross claim liability, net of all subrogation, before reinsurance	24,420	52,370	81,593	1,962,548	2,539,812	48	4,660,791

Less: Unearned premium reserves	(12,370)	(11,332)	(38,468)	(291,764)	(156,839)	—	(510,773)
Plus: Loss adjustment expenses reserves	—	—	—	15,062	98,502	—	113,564

Claim liability reported on Balance Sheet, before reinsurance(3)	12,050	41,038	43,125	1,685,846	2,481,475	48	4,263,582

Reinsurance recoverable reported on Balance Sheet	822	520	3,296	90,238	31,582	—	126,458

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “Representation and Warranty
	Breaches by RMBS Transaction Sponsors” below for detailed discussion.
(2)	Other subrogation represents subrogation other than RMBS subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:
	Loss and loss expense reserve (net of potential remediation subrogation of $679,217)	$5,510,541
	Subrogation recoverable (includes gross potential remediation of $1,742,081)	(1,222,216)
	Other assets (within)	(24,744)

		$4,263,581

Loss reserves on non-defaulted credits were $1,463,916 and $2,646,517 at September 30, 2010 and December 31, 2009, respectively. These loss reserves were comprised of 204 credits with net par of $20,180,247 at September 30, 2010 and 130 credits with net par of $21,424,301 at December 31, 2009. Loss reserves on defaulted credits were $2,571,589 and $1,098,352 at September 30, 2010 and December 31, 2009, respectively, comprising 124 credits with net par outstanding of $14,333,040 at September 30, 2010 and 85 credits with net par outstanding of $11,345,697 at December 31, 2009. Included in loss reserves at September 30, 2010 are $1,083,796 of claims that were presented and not paid under the claim moratorium on the Segregated Account, as required by the OCI. Loss expense reserves were also established for significant surveillance and mitigation expenses associated with adversely classified credits, including legal costs associated with Representation and Warranty Breaches by RMBS transaction sponsors. Total loss expense reserves were $110,625 and $32,452 at September 30, 2010 and December 31, 2009, respectively. Loss reserves ceded to reinsurers at September 30, 2010 and December 31, 2009 were $118,388 and $64,311, respectively. Amounts were included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

Representation and Warranty Breaches by RMBS Transaction Sponsors:

In an effort to better understand the unprecedented levels of mortgage delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which have exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors Ambac believes to be indicative of poor performance include (i) increased level of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high level of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken such actions as it has deemed viable to recover against the collateral, and the securitization has incurred losses to the extent such actions did not fully repay the borrower’s obligations. Generally, the sponsor of the transaction provides representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Per the transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute any loan that breaches the representations and warranties. Substitution is generally limited to two years from the closing of the transaction and the cure remedy is permitted only to the extent cure is possible.

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
(Dollars in thousands, except share amounts)

(i.e., more than two years have lapsed since the closing of the transaction). To effect a repurchase, depending on the transaction, the sponsor is contractually required to repurchase the loan (a) for loans which have not been liquidated or charged off, either at (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss (which in certain cases excludes accrued unpaid interest). Notwithstanding the material breaches of representations and warranties, up until the establishment of the Segregated Account and associated Segregated Account Rehabilitation Proceeding, Ambac had continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations and will, once again, pay claims in accordance with the Rehabilitation Plan after the plan has been approved in court. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for claim payments made in previous months. With respect to transactions for which Ambac has recorded estimated subrogation recoveries (as further described below), Ambac insures all or a portion of the senior tranches in the capital structure of the issuer, thus any sponsor cash received from loan repurchases would entirely benefit Ambac or Ambac insured note holders. Notwithstanding the reimbursement of previous monthly claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover the shortfall.

Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”); and (2) dollar amount of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization (“adverse sample approach”). We do not include estimates of damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known; however, certain sponsors have disclosed that reserves have been established related to claims by financial guarantors and others for breaches of representations and warranties.

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool. First, a “breach rate” was computed by dividing (i) the loans identified in sample as having breached representations and warranties by (ii) the total sample size. Second, an extrapolation to the entire loan pool was performed by multiplying the breach rate by the sum of (a) the current unpaid loan pool balance (“CULPB”) plus (b) realized losses resulting from loan liquidations or charge-offs to date, to compute an estimated repurchase obligation. The CULPB includes principal only on non-charged-off and non-liquidated loans, and the realized losses include principal, interest and unreimbursed servicer advances and/or trustee expenses on charged-off and liquidated loans. As a result, the CULPB and realized loss components, which are used in extrapolating the estimated repurchase obligation, do not precisely correspond to each sponsor’s contractual repurchase obligation as defined in the transaction documents. Nonetheless, the CULPB and realized loss components are provided through trustee reports we receive in the normal course of our surveillance of these transactions and is the best information we have available to estimate the sponsor’s

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

repurchase obligation under the random sample approach. Third, a realization factor (which incorporates Ambac’s views about the uncertainties surrounding the litigation process and/or settlement negotiation) was then applied to the estimated repurchase obligation to compute the undiscounted subrogation recovery. The realization factor was developed from a range of realization factors using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including (i) discussions with external legal counsel and their views on ultimate settlement, (ii) recent experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates. Finally, a discount factor was applied (using the assumptions discussed in the paragraph subsequent to the next table below) to the undiscounted subrogation recovery to compute the estimated subrogation recovery.

Due to the nature of the sampling methodology used, the subrogation recovery estimate Ambac has recorded based on the above-described random sample approach includes all breached loans which Ambac believes the sponsor is contractually required to repurchase, including extrapolation to a loan pool which includes loans which have not defaulted, and, in fact, may not default in the future (i.e. performing loans). In theory, a loan that continues to perform in accordance with its terms through repayment should have little or no effect on Ambac’s anticipated claim payments, regardless of whether or not the sponsor repurchases the loan. In other words, since there will be sufficient cash flows to service the notes in either situation (i.e. whether cash is received from a sponsor loan repurchase or whether cash is received from the underlying performing loan), there should be no claim payment under Ambac’s insurance policy in respect of such loans. Nonetheless, Ambac may have recorded a subrogation recovery for certain performing loans because it believes the breaches of representations and warranties are so pervasive that a court would deem it impractical to have the sponsor re-underwrite every loan in a given transaction and repurchase only individual loans that have breached. Rather, Ambac believes there is precedent for the utilization of a statistical sampling and extrapolation methodology across a population to prove liability and damages where it would be impractical to make a determination on an individual loan basis. Ambac believes a court would likely award damages based on a reasonable methodology, such as our random sample approach, which damages would be either remitted directly to Ambac, placed in the securitization trust, or otherwise held under an arrangement for the benefit of the securitization trust; however, Ambac believes that under such an approach individual loans would not be repurchased from the trust. In either case, Ambac believes those damages would compensate Ambac for past and future claim payments. Consequently, since the sponsor is contractually obligated to repurchase those loans which breach representations and warranties regardless of whether they are current or defaulted, Ambac believes the appropriate measure in estimating subrogation recoveries is to apply the breach rate to both performing and defaulted loans.

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

(i)

There is no extrapolation to the CULPB and realized losses under the adverse sample approach. At September 30, 2010, the adverse sample approach is used for 15 transactions that are with the same sponsor, who has limited our access to the underlying loan files and, therefore, a

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
(Dollars in thousands, except share amounts)

Ambac has updated its estimated subrogation recoveries from $2,046,788 ($2,026,266 net of reinsurance) at December 31, 2009 to $2,421,298 ($2,395,456 net of reinsurance) at September 30, 2010. The balance of subrogation recoveries and the related claim liabilities at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
Method	Count		GCL	Subrogation	GCL After
Adverse samples	15	(2)	1,587,749	(708,518)	879,231
Random samples	12	(3)	958,152	(1,712,780)	(754,628)

Totals	27		2,545,901	(2,421,298)	124,603

	December 31, 2009
Method	Count	GCL	Subrogation	GCL After
Adverse samples	10	759,369	(460,617)	298,752
Random samples	9	937,272	(1,586,171)	(648,899)

Totals	19	1,696,641	(2,046,788)	(350,147)

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,421,298 of subrogation recoveries recorded at September 30, 2010, $1,742,081 was included in “Subrogation recoverable” and $679,217 was included in “Loss and loss expense reserves.”
(2)	Of these 15 transactions, 10 contractually require the sponsor to repurchase loans at the unpaid principal balance and 5 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.
(3)	Of these 12 transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 9 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

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
(Dollars in thousands, except share amounts)

sponsor to ultimate resolution. Based on this estimate as a basis for projecting the future subrogation cash flows, Ambac assumes, on average, approximately three and a half years to collect recoveries, discounted at a risk-free rate of 1.8%. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses.

We have performed the above-mentioned, detailed examinations on a variety of second-lien transactions and five first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of seven sponsors represent the 27 transactions which have been reviewed as of September 30, 2010. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the financial institutional parent, each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would not seek to disclaim financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgement that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review all RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Below is the rollforward of RMBS subrogation for the period December 31, 2009 through September 30, 2010:

	Random sample	# of deals	Adverse Sample	# of deals
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at 12/31/09	$1,586,171	9	$460,617	10

Changes recognized in 2010:
Additional transactions reviewed	126,184	3	193,860	5
Additional adverse sample loans reviewed	—	n/a	59,461	n/a
Loans repurchased by the sponsor	—	n/a	(23,882)	n/a

Subtotal of changes recognized in current period	126,184	3	229,439	5

Changes from re-estimation of opening balance:
Change in pre-recovery loss reserves	425	n/a	19,813	n/a
Other	—	n/a	(1,351)	n/a

Subtotal of changes from re-estimation of opening balance	425	—	18,462	—

Discounted RMBS subrogation (gross of reinsurance) at 9/30/10	$1,712,780	12	$708,518	15

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
(Dollars in thousands, except share amounts)

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $903,846 and $1,599,523 in 2011 and 2013, respectively. The amount of these subrogation recoveries is significant and if we’re unable to recover any amounts our future available liquidity to pay claims would be reduced and our stockholders’ deficit as of September 30, 2010 would increase from $1,217,580 to $3,613,036.

The following table summarizes the changes in the total net loss reserves for the nine months ended September 30, 2010:

($ in millions)	Nine Months Ended September 30, 2010
Loss reserves at December 31, 2009, net of subrogation recoverable and reinsurance	$3,777,321
Impact of adopting ASU 2009-17(1)	(503,887)

Beginning balance of net loss reserves, net of subrogation recoverable and reinsurance	3,273,434

Changes in the loss reserves due to:
Current year:
Establishment of new loss reserves, gross of subrogation and net of reinsurance	335,562
Claim payments, net of subrogation and reinsurance	7,790
Establishment of subrogation recoveries, net of reinsurance	(315,814)

Total current year	27,538
Prior year:
Change in previously established loss reserves, gross of subrogation and net of reinsurance	614,747
Change in previously established subrogation recoveries, net of reinsurance	(53,380)
Claim payments, net of subrogation recoverable and reinsurance	(262,899)

Total prior year	298,468
Changes in loss reserves	326,006
Deconsolidation of certain VIEs(1)	546,690

Ending loss reserves, net of subrogation recoverable and reinsurance	$4,146,130

(1)	Refer to Note 3 of this Unaudited Consolidated Financial Statements for discussion of ASU 2009-17.

(6) Derivative Contracts

ASC Topic 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 11, Fair Value Measurements. ASC Topic 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. These disclosures have been included in the discussion below.

The Company entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. Derivatives for trading include credit derivatives issued as a form of financial guarantee, certain interest rate and currency swaps and futures

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

contracts. Credit derivatives had also been purchased to mitigate portions of the risks assumed under written credit derivative contracts. All purchased credit derivatives have been settled prior to September 30, 2010. See “Derivative Contracts Classified as Held for Trading Purposes” below for further discussion of these products. Interest rate and currency swaps are also used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. Certain of these transactions had been designated as fair value hedges or cash flow hedges under ASC Topic 815. See “Derivative Contracts used for Non-Trading and Hedging Purposes” below for further discussion of derivatives used for risk management purposes.

Upon the adoption of ASU 2009-17 at January 1, 2010, Ambac was required to recognize the derivative assets and liabilities of the VIEs at fair value. Refer to Notes 3 and 11 for further information related to the VIE consolidation and fair value measurements, respectively.

All derivative contracts are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Ambac elects to not offset fair value amounts recognized for the right to reclaim cash collateral or futures margin or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $106,806 and $119,456 as of September 30, 2010 and December 31, 2009, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $9,440 and $90,009 as of September 30, 2010 and December 31, 2009, respectively. The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists:

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
September 30, 2010:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$232,528
Interest rate swaps	Derivative assets	455,429	Derivative liabilities	245,046
	Derivative liabilities	2,144	Derivative assets	156,672
Currency swaps	Derivative assets	—	Derivative liabilities	7,842
	Derivative liabilities	—	Derivative assets	—
Futures contracts	Derivative assets	—	Derivative liabilities	3,317
Other contracts	Derivative assets	—	Derivative liabilities	289

Total derivatives held for trading		457,573		645,694

Total derivatives		$457,573		$645,694

Variable Interest Entities	Derivative assets	$4,362	Derivative liabilities	$1,581,681

December 31, 2009:
Derivatives held for trading
Credit derivatives	Derivative assets	$212,402	Derivative liabilities	$3,251,893
Interest rate swaps	Derivative assets	217,855	Derivative liabilities	320,766
	Derivative liabilities	121,914	Derivative assets	14,013
Currency swaps	Derivative assets	76,347	Derivative liabilities	85,396
	Derivative liabilities	—	Derivative assets	18,574
Futures contracts	Derivative assets	10,125	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	717

Total derivatives held for trading		638,643		3,691,359

Non-trading derivatives not designated as hedging instruments under ASC Topic 815
Interest rate swaps	Derivative assets	12,352	Derivative liabilities	—

Total non-trading derivatives not designated as hedging instruments under ASC Topic 815		12,352		—

Total derivatives		$650,995		$3,691,359

Variable Interest Entities	Derivative assets	$109,411	Derivative liabilities	$—

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Until the third quarter of 2007, Ambac’s subsidiary, Ambac Credit Products (“ACP”) sold credit protection by entering into credit derivatives, primarily in the form of credit default swap contracts (“CDS contracts”), with various financial institutions. In a limited number of contracts, the Company purchased credit protection on a portion of the risk written from reinsurance companies or other financial companies, all of which have been settled prior to September 30, 2010. Credit derivative assets included in the Consolidated Balance Sheets as of December 31, 2009 arose from such purchased credit default swaps. There were no purchased credit derivative transactions remaining in the portfolio as of September 30, 2010.

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
(Dollars in thousands, except share amounts)

In a small number of transactions, ACP is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are 21 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $1,777,834 and a net liability fair value of $9,173 as of September 30, 2010. All except one deal carry an internal rating of A or better. These transactions are primarily in the form of CLOs written between 2002 and 2005.

Substantially all of ACP’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by ACP are insured by Ambac Assurance. None of our outstanding credit derivative transactions at September 30, 2010 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

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

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, for each major category as of September 30, 2010:

Ambac Rating	CLO	Other(1)	Total
AAA	$447,840	$3,156,934	$3,604,774
AA	8,953,933	1,182,635	10,136,568
A	2,804,310	2,928,219	5,732,529
BBB	40,332	594,477	634,809
Below investment grade	—	263,961	263,961

	$12,246,415	$8,126,226	$20,372,641

(1)	Other CDS contracts include primarily Market Value CDOs, CDO of ABS containing less than 25% MBS and various other asset classes.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The tables below summarize information by major category as of September 30, 2010 and December 31, 2009:

September 30, 2010

	CLO	Other	Total
Number of CDS transactions	60	32	92
Remaining expected weighted-average life of obligations (in years)	3.5	4.2	3.8
Gross principal notional outstanding	$12,246,415	$8,126,226	$20,372,641
Gross and net derivative liabilities at fair value	$(81,110)	$(151,418)	$(232,528)

December 31, 2009

	CDO of ABS	CLO	Other	Total
Number of CDS transactions	19	76	37	132
Remaining expected weighted-average life of obligations (in years)	25.3	4.2	4.8	12.5
Gross principal notional outstanding	$17,052,686	$17,774,666	$8,783,969	$43,611,321
Hedge principal notional outstanding	$335,000	$—	$—	$335,000
Net derivative liabilities at fair value	$(2,253,341)	$(381,707)	$(404,443)	$(3,039,491)

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

Amounts paid under our written credit derivative contracts may be recoverable as a result of future payments of previously missed principal or interest payments by the reference obligation payor or purchased credit derivatives that hedge Ambac’s gross exposure to a written contract or future recoveries from reference obligation collateral acquired in connection with credit derivative settlements. Such collateral typically comprises securities and/or loans owned or referenced in the securitization structure on which Ambac provided senior credit protection. The fair value of purchased credit derivatives included in net fair value of credit derivatives was $0 and $212,402 at September 30, 2010 and December 31, 2009, respectively. In August 2010, Ambac Assurance settled all of its remaining hedge contracts on certain of the company’s written credit derivative exposures that were commuted under the Settlement Agreement as further described in Note 1.

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
(Dollars in thousands, except share amounts)

contract terms has occurred or in connection with a negotiated termination of a contract. Paid losses included in realized gains and losses and other settlements were $0 and $2,994,532 for the three and nine months ended September 30, 2010, respectively, and $745,672 and $769,456 for the three and nine months ended September 30, 2009, respectively. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled. Refer to Note 11 for a detailed description of the components of our credit derivative contracts’ fair value.

Although CDS contracts are accounted for at fair value in accordance with ASC Topic 815, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group using the guidelines described in Note 5. As a result of the Settlement Agreement described in Note 1, there are no CDS contracts on Ambac’s adversely classified credit listing as of September 30, 2010.

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

The notional amounts of Ambac Financial Services’ trading derivative products at September 30, 2010 and December 31, 2009 are as follows:

Type of derivative	Notional at September 30, 2010	Notional at December 31, 2009
Interest rate swaps—receive-fixed/pay-variable	$1,676,142	$2,040,984
Interest rate swaps—pay-fixed/receive-variable	3,497,174	2,862,866
Interest rate swaps—basis swaps	231,250	641,370
Currency swaps	41,731	1,165,213
Futures contracts	290,000	394,200
Other contracts	154,260	241,641

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

The following table summarizes the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statements of Operations for the three and nine months ended September 30, 2010:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Three months ended September 30, 2010	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Nine months ended September 30, 2010
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$9,412	$44,454
Financial Services derivatives products:
Interest rate swaps	Derivative products	(66,047)	(81,754)
Currency swaps	Derivative products	(464)	(70,702)
Futures contracts	Derivative products	(12,614)	(56,038)
Other derivatives	Derivative products	581	683

Total Financial Services derivative products		(78,544)	(207,811)

Total derivative contracts held for trading purposes		$(69,132)	$(163,357)

The following table summarizes the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Three months ended September 30, 2009	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Nine months ended September 30, 2009
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$2,132,904	$3,679,717
Financial Services derivatives products:
Interest rate swaps	Derivative products	(188,817)	(251,887)
Currency swaps	Derivative products	(8,294)	(13,132)
Total return swaps	Net change in fair value of total return swap contracts	6,902	18,573
Futures contracts	Derivative products	(25,635)	(17,175)
Other derivatives	Derivative products	274	953

Total Financial Services derivative products		(215,570)	(262,668)

Total derivative contracts held for trading purposes		$1,917,334	$3,417,049

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

The notional amounts of Ambac’s derivative contracts used for non-trading and hedging purposes at September 30, 2010 and December 31, 2009 are as follows:

	Notional at September 30, 2010	Notional at December 31, 2009
Derivatives not designated or qualifying as hedging instruments under ASC Topic 815:
Interest rate swaps	$—	$150,982

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
(Dollars in thousands, except share amounts)

The following table summarizes the location and amount of gains and losses of fair value hedges designated under ASC Topic 815 and related hedge item reported in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009:

Three months ended September 30, 2009:

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

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates of assets or liabilities. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under ASC Topic 815 is reported in “Accumulated Other Comprehensive Loss” in Stockholders’ Deficit. If the cumulative change in fair value of the derivative contract exceeds the cumulative change in fair value of the hedged item, ineffectiveness is required to be recorded in net income. All designated hedge relationships under ASC Topic 815 were terminated by December 31, 2009. There were no designated accounting hedges in 2010. In the first quarter of 2010, all remaining deferred gains on derivative instruments previously reported in Accumulated Other Comprehensive Loss have been reclassified to net income resulting in a gain of $1,156, included in “Net mark-to-market gains (losses) on non-trading derivative contracts” for the nine months ended September 30, 2010.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table summarizes the location and amount of gains and losses of cash flow hedges reported in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009:

Three months ended September 30, 2009:

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

Nine months ended September 30, 2009:

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

Ambac’s operating subsidiaries enter into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. Such contracts include derivatives that do not meet the technical requirements for hedging under ASC Topic 815. Net gains (losses) recognized on such contracts recognized as part of net mark-to-market gains (losses) on non-trading derivative contracts was $0 and ($15,451) for the three and nine months ended September 30, 2010, respectively, and ($6,709) and $1 for the three and nine months ended September 30, 2009, respectively.

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

As of September 30, 2010, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $155,158 related to which Ambac had posted assets as collateral with a fair value of $282,214. All such ratings-based contingent features have been triggered as of September 30, 2010, requiring maximum collateral levels to be posted by Ambac and allowing counterparties to elect to terminate the contracts. Assuming all contracts terminated on September 30, 2010, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

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

As of September 30, 2010 and December 31, 2009, the liability for unrecognized tax benefits is approximately $23,000 and $22,850, respectively. Included in these balances at September 30, 2010 and December 31, 2009 are $23,000 and $22,850, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the nine months ended September 30, 2010 and 2009, Ambac recognized interest of approximately $150 and $3,075, respectively. During the three months ended September 30, 2010 and 2009, Ambac recognized interest of approximately $50 and $1,025, respectively. Ambac had approximately $15,170 and $15,020 for the payment of interest accrued at September 30, 2010 and December 31, 2009, respectively.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of September 30, 2010 a full valuation allowance of $2,586,833 has been established against the deferred tax asset. As of December 31, 2009, the company had a valuation allowance of $2,701,493.

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
(Dollars in thousands, except share amounts)

VIE investments in fixed income securities are carried at fair value under the fair value option in accordance with ASC Topic 825. For additional information about VIE investments, including fair value by asset-type, see Note 3. The amortized cost and estimated fair value of investments, excluding VIE investments, at September 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
September 30, 2010 Fixed income securities:
Municipal obligations	$2,064,009	$129,098	$2,607	$2,190,500	$—
Corporate obligations	893,210	63,350	24,812	931,748	—
Foreign obligations	114,125	6,951	—	121,076	—
U.S. government obligations	165,291	9,507	—	174,798	—
U.S. agency obligations	82,000	8,182	2	90,180	—
Residential mortgage-backed securities	1,236,339	257,430	46,023	1,447,746	2,012
Collateralized debt obligations	41,534	29	13,353	28,210	—
Other asset-backed securities	1,002,567	35,816	54,621	983,762	—
Short-term	617,748	—	—	617,748	—
Other	100	—	—	100	—

	6,216,923	510,363	141,418	6,585,868	2,012

Fixed income securities pledged as collateral:
U.S. government obligations	181,403	3,413	—	184,816	—
U.S. agency obligations	—	—	—	—	—
Residential mortgage-backed securities	9,050	521	—	9,571	—

Total collateralized investments	190,453	3,934	—	194,387	—

Total investments	$6,407,376	$514,297	$141,418	$6,780,255	$2,012

December 31, 2009 Fixed income securities:
Municipal obligations	$3,103,761	$117,095	$15,376	$3,205,480	$—
Corporate obligations	859,797	19,003	37,582	841,218	—
Foreign obligations	158,498	10,368	1,215	167,651	—
U.S. government obligations	230,587	3,541	712	233,416	—
U.S. agency obligations	68,719	4,877	116	73,480	—
Residential mortgage-backed securities	1,644,580	190,273	96,055	1,738,798	17,276
Collateralized debt obligations	79,135	22	22,706	56,451	—
Asset-backed securities	1,460,488	1,228	205,640	1,256,076	—
Short-term	962,007	—	—	962,007	—
Other	1,278	—	—	1,278	—

	8,568,850	346,407	379,402	8,535,855	17,276

Fixed income securities pledged as collateral:
U.S. government obligations	122,139	1,688	777	123,050	—
U.S. agency obligations	16,832	617	—	17,449	—
Residential mortgage-backed securities	25,385	1,482	—	26,867	—

Total collateralized investments	164,356	3,787	777	167,366	—

Total investments	$8,733,206	$350,194	$380,179	$8,703,221	$17,276

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment losses recognized in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of September 30, 2010 and December 31, 2009.

Foreign obligations at September 30, 2010 consist primarily of government issued securities which are denominated in Pounds Sterling. All Euro and Australian dollar denominated securities held as of December 31, 2009 were sold in the first quarter of 2010.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The amortized cost and estimated fair value of investments, excluding VIE investments, at September 30, 2010, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$706,547	$707,361
Due after one year through five years	871,220	918,180
Due after five years through ten years	774,225	823,905
Due after ten years	1,765,894	1,861,520

	4,117,886	4,310,966
Residential mortgage-backed securities	1,245,389	1,457,317
Collateralized debt obligations	41,534	28,210
Other asset-backed securities	1,002,567	983,762

	$6,407,376	$6,780,255

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2010:
Fixed income securities:
Municipal obligations	$17,073	$359	$35,324	$2,248	$52,397	$2,607
Corporate obligations	1,195	47	209,144	24,765	210,339	24,812
Foreign obligations	—	—	—	—	—	—
U.S. government obligations	—	—	—	—	—	—
U.S. agency obligations	1,392	2	—	—	1,392	2
Residential mortgage-backed securities	7,705	2,012	125,133	44,011	132,838	46,023
Collateralized debt obligations	—	—	28,180	13,353	28,180	13,353
Other asset-backed securities	29,404	4,476	460,735	50,145	490,139	54,621

Total temporarily impaired securities	$56,769	$6,896	$858,516	$134,522	$915,285	$141,418

December 31, 2009:
Fixed income securities:
Municipal obligations	$118,770	$4,073	$90,775	$11,303	$209,545	$15,376
Corporate obligations	182,129	9,011	188,634	28,571	370,763	37,582
Foreign obligations	21,037	471	4,938	744	25,975	1,215
U.S. government obligations	68,073	1,489	—	—	68,073	1,489
U.S. agency obligations	4,345	116	—	—	4,345	116
Residential mortgage-backed securities	220,419	16,351	128,991	79,704	349,410	96,055
Collateralized debt obligations	4,541	3,716	51,888	18,990	56,429	22,706
Other asset-backed securities	380,426	43,029	735,190	162,611	1,115,616	205,640

Total temporarily impaired securities	$999,740	$78,256	$1,200,416	$301,923	$2,200,156	$380,179

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
(Dollars in thousands, except share amounts)

Management has determined that the unrealized losses reflected in the table above are temporary in nature as of September 30, 2010 and December 31, 2009 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. As of September 30, 2010, management has not asserted an intent to sell any securities from its portfolio, which would be considered immediately available for liquidity needs in our analysis. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of September 30, 2010, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at September 30, 2010, $114,643 of the total fair value and $37,985 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $81,416 and unrealized loss balance of $29,303. Of the securities that were in a gross unrealized loss position at December 31, 2009, $114,391 of the total fair value and $34,987 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $63,088 and unrealized loss balance of $16,343.

Corporate obligations:

The decrease in gross unrealized losses on corporate obligations during the nine months ended September 30, 2010 is primarily the result of lower interest rates. Of the $24,765 of unrealized losses on corporate obligations greater than 12 months, one security comprises $14,755 of the total. This security, which was purchased in multiple lots, is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 14-33 months. The unrealized loss on this security is the result of general credit spread widening on life insurers. Given the insured rating of AA- and Investment Grade underlying rating, management believes that timely receipt of all principal and interest is probable.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Residential mortgage-backed securities:

The gross unrealized loss on mortgage-backed securities as of September 30, 2010 is primarily related to Alt-A residential mortgage-backed securities. Of the $44,011 of unrealized losses on mortgage-backed securities for greater than 12 months, $43,900 or 99.7%, is attributable to 16 individual Alt-A securities. These individual securities have been in an unrealized loss position for 33 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices, recent recession and weak economic conditions in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than at the time the securities were purchased.

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

Other asset-backed securities:

The decrease in gross unrealized losses on other asset-backed securities during the nine months ended September 30, 2010 is the result of sales of other asset-backed securities as well as the effect of improved market liquidity for certain higher quality, shorter term consumer asset-backed securities. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. Ambac determined that there is sufficient credit enhancement to mitigate recent market stresses. Management believes that the timely receipt of all principal and interest from other asset-backed securities is probable.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized investment gains and losses and other-than-temporary impairments included in earnings for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Gross realized gains on securities	$1,407	$116,084	$154,060	$164,417
Gross realized losses on securities	(631)	(1,201)	(86,501)	(53,089)
NCFE recoveries	—	—	—	13
Net gain on investment agreement terminations	—	96	73,516	120,911
Foreign exchange gains	1,220	46	1,583	3,201

Net realized gains, excluding other-than-temporary impairments	1,996	115,025	142,658	235,453
Net other-than-temporary impairments(1)	(6,584)	(44,189)	(48,499)	(1,736,522)
Gain on extinguishment of debt	—	—	10,693	—

Total net realized gains and other-than-temporary impairments included in earnings	$(4,588)	$70,836	$104,852	$(1,501,069)

(1)	Other-than-temporary impairments since April 1, 2009 exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

Other-than-temporary impairment charges to earnings for the three and nine months ended September 30, 2010 included $6,584 and $31,352, respectively, in credit losses on securities guaranteed by Ambac Assurance. Additionally, other-than-temporary impairments for the three and nine months ended September 30, 2010 included charges of $0 and $17,147, respectively, to write-down the amortized cost basis of tax-exempt municipal bonds and student loan securities to fair value at their respective impairment dates as a result of management’s previous intent to sell securities in connection with plans to reposition the investment portfolio and to meet general liquidity needs, including amounts needed under the Settlement Agreement with CDS counterparties. As further described in Note 1, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses. Other-than-temporary impairment charges were $44,189 and $1,736,522 for the three and nine months ended September 30, 2009, respectively. Charges in 2009 included $0 and $9,900 for the three and nine months ended September 30, respectively, related to write-downs of certain securities that were believed to be credit impaired and $44,189 and $1,726,622 for the three and nine months ended September 30, 2009, respectively, related to securities that management had the intent to sell primarily to meet financial services liquidity needs at that time.

Credit losses on Ambac-guaranteed securities which are included in other-than-temporary impairments for the three and nine months ended September 30, 2010 were estimated using market accepted cash flow models and inputs consistent with those used to develop loss reserves described in Note 5. These credit losses relate primarily to Ambac-guaranteed RMBS senior bonds collateralized by either first or second-lien mortgage products. Pool cash flows are run through a market accepted deal model library based on either loan level or pool level assumptions for underlying collaterals to project

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

cash flows on the bond level. Each RMBS transaction structural features are modeled, including loss allocations, triggers, prepayment penalty allocations, and interest-rate hedges. Through the deal model waterfalls we generate principal and interest cash flow vectors for each tranche in the portfolio. For investments collateralized by first-lien mortgages, we employ a loan-level model which uses regression analysis derived from a subset of two million mortgages to estimate the effect of projected Home Price Appreciation, unemployment, and interest rates on individual mortgages based on their individual characteristics. Variable values and loan conditions are updated monthly. The model runs 300 simulations for each transaction. The heart of the framework, the discrete choice credit module, estimates the probability of monthly loan level credit performance evolutions through time across eight possible status states (current, 30 day delinquent, 60 day delinquent, 90 + day delinquent, foreclosure, REO, prepay, and default). Specific inputs used include: property type; occupancy; purpose; documentation; lien type; time to payment shock; effective LTV; change of monthly LTV; FICO score; debt to income ratio; mortgage rate; initial spread; loan age; delinquency history; and macroeconomic factors including interest rates, unemployment rate, HPA rate, loan modification program and government rescue plan. Our loss estimates for the second lien products in the RMBS portfolio were based on pool level assumptions. A monthly roll-rate methodology was applied to project future prepayment, default, and severity vectors on a pool-specific basis. We examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days, and default) and used this data along with the most recent delinquency information to project a default curve for the life of the transaction. Lifetime prepayment and loss severity factors were also projected by examining historical data. Specific inputs we used were: roll rates; initial delinquencies; prepayment rates; loss severity and burnout. These modeling results on the underlying bonds are used along with assumptions about future guarantor claim payments as described below to determine credit losses.

Under the Segregated Account Rehabilitation Plan filed on October 8, 2010, future claim payments made by Ambac Assurance on these securities are expected to be 25% in cash and 75% in surplus notes. All future cash payments on the surplus notes are subject to approval of OCI. The calculation of partial cash payments by Ambac Assurance is highly subjective and not readily available through market standard cash flow tools. To consider the uncertainty of guarantor cash payments, particularly on the surplus notes, our analysis of credit impairment of Ambac-guaranteed securities in our investment portfolio reflects a weighted average of estimated future cash flows under two scenarios: (i) the “with guarantor” scenario in which Ambac Assurance pays 100% of its claims in cash (weighted 30%) and (ii) the “without guarantor” scenario that fully excludes payments from Ambac Assurance (weighted 70%). Although the Segregated Account Rehabilitation Plan contemplates payments of 25% of claims in cash, we have applied 30% weight to the “with guarantor” scenario to reflect assumed market participants’ expectations of future cash payments from the surplus notes.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of September 30, 2010:

Credit Impairment
Balance as of January 1, 2010	$98,654
Additions for credit impairments recognized on(1):
Securities not previously impaired	16,688
Securities previously impaired	14,663
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(1,296)

Balance as of September 30, 2010	$128,709

(1)	These additions are included in the Financial Guarantee net other-than-temporary impairment losses recognized in earnings of $48,499 in the Consolidated Statements of Operations, as well as impairments on securities for which Ambac intended to sell.

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
(Dollars in thousands, except share amounts)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment and payment agreement, derivative and repurchase agreement counterparties at September 30, 2010 and December 31, 2009:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
September 30, 2010:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$1,256,507	$964,754	$291,753

Cash and securities pledged from its derivative counterparties	9,440	—	9,440

December 31, 2009:
Sources of Collateral:

Cash and securities pledged directly from the investment portfolio	$1,322,341	$1,125,528	$196,813

Cash and securities pledged from its derivative counterparties	90,009	—	90,009

Securities carried at $6,570 and $7,069 at September 30, 2010 and December 31, 2009, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

(9) Stockholders’ Equity

Stockholders’ Equity includes non-controlling interests primarily related to the preferred stock of Ambac Assurance. In the first nine months of 2009, Ambac Assurance sold an additional $100,000 of preferred stock. Also, in the first nine months of 2009, Ambac Assurance retired 5,589 shares of preferred stock for $11,178; 4,686 of these shares were acquired in connection with a CDO commutation in July 2009. The retirement of the preferred stock resulted in an increase in equity attributed to Ambac Financial Group, Inc. of $107,778 and $128,547 for the three and nine months ended September 30, 2009.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following schedule presents the effects of changes in Ambac Financial Group, Inc.’s ownership interest in Ambac Assurance on the equity attributable to Ambac Financial Group, Inc.:

Net Income Attributable to Ambac Financial Group, Inc.

Transfers (to) from the noncontrolling interest

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Ambac Financial Group, Inc.	$76,006	$2,188,257	$(671,604)	$(572,724)
Transfers (to) from the noncontrolling interest:
Increase in Ambac Financial Group, Inc’s paid-in-capital from retirement of 4,686 and 5,589 shares of preferred stock in 2009	—	107,778	—	128,547

Change from net income attributable to Ambac Financial Group, Inc. and transfers (to) from noncontrolling interest	$76,006	$2,296,035	$(671,604)	$(444,177)

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

(10) Segment Information

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provided financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provided investment agreements, funding conduits, interest rate and currency swaps, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, investor-owned utilities and asset-backed issuers. Ambac’s reportable segments were strategic business units that offered different products and services. They are managed separately because each business required different marketing strategies, personnel skill sets and technology.

Transactions between the financial guarantee and financial services segment include (i) premiums for Ambac Assurance’s financial guarantee of the swap and investment agreement obligations of its Financial Services subsidiaries; (ii) interest on loans that Ambac Assurance provides to the Financial Services businesses; (iii) interest rate swaps between the Financial Guarantee Segment and the Financial Services Segment; (iv) interest rate swaps between consolidated VIEs and the Financial Services business; and (v) fees relating to advisory services provided by RangeMark to Ambac Assurance (prior to the sale of RangeMark in July 2010).

Information provided below for “Corporate and Other” relates to (i) investment advisory services to the structured credit markets prior to the sale of RangeMark in July 2010 and (ii) corporate activities, including interest expense on debentures. Corporate and other revenue from unaffiliated customers consists primarily of income from investments. Inter-segment revenues consist of dividends received.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table is a summary of financial information by reportable segment as of and for the three and nine months ended September 30, 2010 and 2009:

Three months ended September 30,	Financial Guarantee	Financial Services	Corporate and Other	Inter- segment Eliminations	Consolidated
2010:
Revenues:
Unaffiliated customers	$431,042	$(69,479)	$(407)	$—	$361,156
Inter-segment	(91,284)	91,372	—	(88)	—

Total revenues	$339,758	$21,893	$(407)	$(88)	$361,156

Income before income taxes:
Unaffiliated customers	$196,954	$(76,890)	$(43,980)	$—	$76,084
Inter-segment	(91,536)	92,926	(1,390)	—	—

Total income before income taxes	$105,418	$16,036	$(45,370)	$—	$76,084

Total assets	$29,521,319	$1,741,540	$65,380	$—	$31,328,239

2009:
Revenues:
Unaffiliated customers	$2,873,269	$(187,552)	$1,109	$—	$2,686,826
Inter-segment	(64,775)	64,605	—	170	—

Total revenues	$2,808,494	$(122,947)	$1,109	$170	$2,686,826

Income before income taxes:
Unaffiliated customers	$2,386,044	$(197,301)	$(34,784)	$—	$2,153,959
Inter-segment	(69,644)	69,119	(301)	826	—

Total income before income taxes	$2,316,400	$(128,182)	$(35,085)	$826	$2,153,959

Total assets	$15,191,745	$2,707,116	$200,195	$—	$18,099,056

Nine months ended September 30,	Financial Guarantee	Financial Services	Corporate and Other	Inter- segment Eliminations	Consolidated
2010:
Revenues:
Unaffiliated customers	$362,106	$(130,666)	$11,747	$—	$243,187
Inter-segment	(277,380)	277,659	2,808	(3,087)	—

Total revenues	$84,726	$146,993	$14,555	$(3,087)	$243,187

Income before income taxes:
Unaffiliated customers	$(400,773)	$(154,619)	$(116,175)	$—	$(671,567)
Inter-segment	(285,153)	282,091	3,062	—	—

Total income before income taxes	$(685,926)	$127,472	$(113,113)	$—	$(671,567)

Total assets	$29,521,319	$1,741,540	$65,380	$—	$31,328,239

2009:
Revenues:
Unaffiliated customers	$3,648,019	$(344,683)	$33,358	$—	$3,336,694
Inter-segment	(49,340)	50,034	359	(1,053)	—

Total revenues	$3,598,679	$(294,649)	$33,717	$(1,053)	$3,336,694

Income before income taxes:
Unaffiliated customers	$1,084,663	$(383,024)	$(62,902)	$—	$638,737
Inter-segment	(54,210)	54,152	58	—	—

Total income before income taxes	$1,030,453	$(328,872)	$(62,844)	$—	$638,737

Total assets	$15,191,745	$2,707,116	$200,195	$—	$18,099,056

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$43,435	$102,145	$13,530	$(85,001)	$143,741	$1,943,189
United Kingdom	20,005	32,176	169	(45,988)	71,912	13,628
Other international	(10,240)	8,764	(4,287)	(100,224)	22,748	176,087

Total	$53,200	$143,085	$9,412	$(231,213)	$238,401	$2,132,904

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(70,108)	$316,383	$(66,365)	$(198,321)	$427,305	$3,372,566
United Kingdom	(9,085)	65,344	14,921	(29,744)	111,720	8,271
Other international	(58,742)	53,594	95,898	(160,819)	73,920	298,880

Total	$(137,935)	$435,321	$44,454	$(388,884)	$612,945	$3,679,717

(11) Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures establishes a framework for measuring fair value and disclosures about fair value measurements.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The carrying amount and estimated fair value of financial instruments are presented below:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities(1)	$5,968,020	$5,968,020	$7,572,570	$7,572,570
Fixed income securities pledged as collateral(1)	194,387	194,387	167,366	167,366
Short-term investments	617,748	617,748	962,007	962,007
Other investments	100	100	1,278	1,278
Cash	69,673	69,673	112,079	112,079
Loans	20,999	22,791	80,410	93,614
Derivative assets	298,757	298,757	496,494	496,494
Other assets	18,758	18,758	18,843	18,843
Variable interest entity assets:
Fixed income securities	1,939,492	1,939,492	525,947	525,947
Restricted cash	1,952	1,952	1,151	1,151
Loans	17,201,665	17,182,399	2,635,961	2,615,260
Derivative assets	4,362	4,362	109,411	109,411
Financial liabilities:
Obligations under investment, repurchase and payment agreements	$916,196	$953,170	$1,290,933	$1,341,280
Long-term debt	1,823,327	507,177	1,631,556	358,864
Derivative liabilities	486,878	486,878	3,536,858	3,536,858
Liability for net financial guarantees written	5,714,720	1,392,714	5,639,122	2,035,987
Variable interest entity liabilities:
Long-term debt	17,335,034	17,303,455	3,008,628	2,974,654
Derivative liabilities	1,581,681	1,581,681	—	—

(1)	See breakout of fixed income securities in Note 8.

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
income securities representing municipal, asset-backed and corporate obligations, financial services derivatives
(including interest rate and currency swap derivatives and certain credit derivative contracts) and most long-term debt of variable interest entities consolidated under ASC Topic 810.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

•	Level 3	–	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include most credit derivative contracts written as part of the financial guarantee business, certain financial services interest rate swaps contracts which are not referenced to commonly quoted interest rates and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities and loan receivables, as well as certain long-term debt of variable interest entities consolidated under ASC Topic 810.

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
September 30, 2010
Financial assets:
Fixed income securities:
Municipal obligations	$—	$2,190,500	$—	$2,190,500
Corporate obligations	—	923,514	8,233	931,747
Foreign obligations	—	121,076	—	121,076
U.S. government obligations	174,798	—	—	174,798
U.S. agency obligations	—	88,788	1,392	90,180
Residential mortgage-backed securities	—	1,447,746	—	1,447,746
Collateralized debt obligations	—	704	27,506	28,210
Other asset-backed securities	—	825,608	158,155	983,763
Short term investments	617,748	—	—	617,748
Other investments(1)	—	—	—	—
Fixed income securities, pledged as collateral:
U.S. government obligations	184,816	—	—	184,816
Residential mortgage-backed securities	—	9,571	—	9,571
Cash	69,673	—	—	69,673
Derivative assets:
Interest rate swaps	—	156,779	141,978	298,757
Other assets	—	—	18,758	18,758
Variable interest entity assets:
Fixed income securities:
Corporate obligations	—	—	1,939,492	1,939,492
Restricted cash	1,952	—	—	1,952
Loans	—	—	17,007,648	17,007,648
Derivative assets:
Credit derivatives	—	—	4,362	4,362

Total financial assets	$1,048,987	$5,764,286	$19,307,524	$26,120,797

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Financial liabilities:
Derivative liabilities:
Credit derivatives	$—	$—	$232,528	$232,528
Interest rate swaps	—	13,698	229,204	242,902
Futures contracts	3,317	—	—	3,317
Currency swaps	—	7,842	—	7,842
Other contracts	—	289	—	289
Variable interest entity liabilities:
Long-term debt	—	15,082,149	2,048,230	17,130,379
Derivative liabilities:
Interest rate swaps	—	1,569,550	—	1,569,550
Currency swaps	—	12,131	—	12,131

	$3,317	$16,685,659	$2,509,962	$19,198,938

December 31, 2009
Financial assets:
Fixed income securities	$233,416	$7,149,554	$189,600	$7,572,570
Fixed income securities, pledged as collateral	123,050	44,316	—	167,366
Short-term investments	962,007	—	—	962,007
Other investments(1)	—	1,178	—	1,178
Cash	112,079	—	—	112,079
Derivative assets	10,125	112,003	374,366	496,494
Other assets	—	—	18,843	18,843
Variable interest entity assets:
Fixed income securities	—	365,429	160,518	525,947
Restricted cash	1,151	—	—	1,151
Loans	—	—	2,428,352	2,428,352
Derivative assets	—	109,411	—	109,411

Total financial assets	$1,441,828	$7,781,891	$3,171,679	$12,395,398

Financial liabilities:
Derivative liabilities	$—	$164,045	$3,372,813	$3,536,858
Variable interest entity liabilities:
Long-term debt		2,401,553	388,003	2,789,556

Total financial liabilities	$—	$2,565,598	$3,760,816	$6,326,414

(1)	Excludes a $100 investment in 2010 and 2009, which is carried in the Consolidated Balance Sheets at cost.

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

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, derivative instruments, most variable interest entity assets and liabilities and equity interests in Ambac sponsored special purpose entities.

We reflect Ambac’s own creditworthiness in the fair value of financial liability by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline in Ambac’s creditworthiness as perceived by market participants will generally result in a higher CVA, thereby lowering the fair value of Ambac’s financial liabilities as reported. Through March 31, 2010 the CVA was determined using credit spreads observed in the market pricing of credit default swaps on Ambac or Ambac Assurance. The Ambac Assurance CVA at September 30, 2010 is internally estimated using related data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010) and current quoted prices of securities guaranteed by Ambac Assurance.

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At September 30, 2010, approximately 7%, 81%, and 3% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 9% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost.

Third party quotes represent the only input to the reported fair value of Level 2 fixed income securities. Fixed income securities are classified as Level 3 when the fair value is internally modeled. Information about the valuation inputs for fixed income securities classified as Level 3 is included below:

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the valuation at September 30, 2010 include the following weighted averages:

a.	Coupon rate: 0.60%

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

b.	Maturity: 22.70 years

c.	Discount rate: 6.38%

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at September 30, 2010 include the following weighted averages:

a.	Coupon rate: 6.875%

b.	Maturity: 0.13 years

c.	Yield: 2.76%

Collateralized debt obligations: Securities are floating rate senior notes with the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at September 30, 2010 include the following weighted averages:

a.	Coupon rate: 1.00%

b.	Weighted Average Life: 15.07 years

c.	Yield curve rate corresponding to WAL: 9.29%

Asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at September 30, 2010 include the following weighted averages:

a.	Coupon rate: 0.95%

b.	Weighted Average Life: 6.66 years

c.	Yield curve rate corresponding to WAL: 3.83%

Derivative Instruments:

Ambac’s derivative instruments comprise interest rate, currency, and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of net credit derivative liabilities was reduced by $930,111 and $13,230,000 at September 30, 2010 and December 31, 2009, respectively, as a result of incorporating a CVA on Ambac Assurance into the valuation model for these transactions. Interest rate swaps, currency swaps or other derivative liabilities may also require an adjustment to fair value to reflect Ambac Assurance’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities was reduced by $100,463 at September 30, 2010 as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

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

Key variables used in our valuation of substantially all of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads and the CVA applied against Ambac Assurance liabilities by market participants. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s Surveillance Group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Implicit in the fair values we obtain on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values.

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
(Dollars in thousands, except share amounts)

party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 87% of CDS gross par outstanding and 94% of the CDS derivative liability as of September 30, 2010.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as had been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Internally estimated prices for CDO of ABS used in the valuation model also consider the discounted value of future cash flows of the reference obligations. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 13% of CDS gross par outstanding and 6% of the CDS derivative liability as of September 30, 2010.

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
(Dollars in thousands, except share amounts)

have the ability to pay. Late in March 2010, Ambac Assurance credit default swap pricing became unobservable following ISDA’s declaration of an event of default on such contracts. Therefore the Ambac CVA at September 30, 2010 cannot utilize the same market inputs as had been used in past periods. Use of an Ambac credit adjusted discount rate for longer term transactions resulted in a higher CVA than for shorter term transaction due to compounding. As of September 30, 2010, the Ambac CVA is a percentage applied to the estimated CDS liability fair value calculated as described above, but using only LIBOR in the present value calculations. At September 30, 2010, the Ambac CVA is internally estimated using relevant data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010) and quoted prices of securities guaranteed by Ambac Assurance, which indicate the market’s view of the recovery rate on Ambac Assurance’s insurance obligations. The estimated recovery rate of 20% results in an Ambac CVA of 80%. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, or when Ambac has a CDS asset arising from reinsured CDS exposure, those hypothetical future CDS fees are discounted at a rate which does not incorporate Ambac’s own spread but rather incorporates our counterparty’s credit spread (i.e. the discount rate used to value purchased credit derivative protection is LIBOR plus the current credit spread of the protection provider).

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given bond type, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in the three or nine month periods ended September 30, 2010 and 2009. Ambac is not transacting CDS business currently and other guarantors have stated they have exited this product. Although relevant new transactions are not occurring in the financial guarantee marketplace, we have entered into negotiated settlements of CDS contracts, including CDS terminations in connection with the September 2010 Settlement Agreement as described in Note 1. These settlements have primarily related to our written CDS on CDO of ABS transactions, all of which are terminated as of June 30, 2010. Because of the significant differences between the CDO of ABS transactions compared to the other CDS remaining in the portfolio, including the generally lower credit quality, we do not believe the settlements of these transactions provide information that warrants adjustment to the fair value model of CDS as of September 30, 2010.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and receivable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $20,372,641 and $43,276,321 at September 30, 2010 and December 31, 2009, respectively.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Credit derivative liabilities at September 30, 2010 had a combined fair value of $232,528 and related to underlying reference obligations that are classified as either CLOs or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives as of September 30, 2010 is summarized below:

	CLOs	Other(1)
Notional outstanding	$12,246,415	$5,914,524
Weighted average reference obligation price	90.5	86.5
Weighted average life (WAL) in years	3.5	3.8
Weighted average credit rating	AA-	A+
Weighted average relative change ratio	34.4%	32.6%
CVA percentage	80%	80%
Fair value of derivative liabilities	$81,110	$63,155

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $2,211,702, WAL of 5.2 years and liability fair value of $88,263. Other inputs to the valuation of these transactions at September 30, 2010 include weighted average quotes of 20% of notional, weighted average rating of A+ and Ambac CVA percentage of 80%.

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

Variable Interest Entity Assets and Liabilities:

The assets and liabilities of VIEs consolidated under ASC Topic 810 consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based on internal discounted cash flow models. VIE debt instruments considered Level 3 include fixed rate, floating rate and zero coupon notes secured by various asset types, primarily European ABS and US student loans. Information about the valuation inputs for the various VIE debt categories classified as Level 3 is as follows:

European ABS transactions: Fair values were calculated by discounting contractual payments to maturity. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at September 30, 2010 include the following weighted averages:

a.	Coupon rate: 4.21%

b.	Maturity: 17.22 years

c.	Discount rate: 6.25%

Student Loans: Fair values were calculated by discounting contractual payments to maturity. The discount rates used were derived from generic spreads for similarly rated student loan backed securities, adjusted upward to incorporate the adverse effects of illiquidity on the value of these auction rate securities. Significant inputs for the valuation at September 30, 2010 include the following weighted averages:

a.	Coupon rate: 3.60%

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

b.	Maturity: 32.82 years

c.	Discount rate: 21.26%

Other classes: Other classes include European PFI, utilities, transportation and asset lease financing transactions. Fair values were calculated by discounting contractual payments to maturity. The discount rates used were derived from the third party quoted values (Level 2) for comparable notes from the same securitization when available. When no quotes were received on notes in a given structure, rates were derived from generic spreads for similar securities. Significant inputs for the valuation at September 30, 2010 include the following weighted averages:

a.	Coupon rate: 7.72%

b.	Maturity: 6.82 years

c.	Discount rate: 6.07%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. All VIE derivatives at September 30, 2010 and December 31, 2009 use vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 6.6%. The value of future loss payments to be paid by Ambac to the VIEs equals 20% of the loss reserve value computed for financial guarantee accounting under ASC Topic 944, with the 80% haircut reflecting the Ambac credit adjustment.

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2010 and 2009. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Level- 3 financial assets and liabilities accounted for at fair value

Three Months ended September 30, 2010

				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$179,690	$20,511	$(274,687)	$1,801,557	$15,992,650	$4,546	$(4,231,330)	$13,492,937
Additions of VIEs for ASC 2009-17	—	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(47)	(1,753)	(65,509)	43,859	517,243	(184)	153,425	647,034
Included in other comprehensive income	1,168	—	—	94,076	768,009	—	(208,398)	654,855
Purchases, issuances and settlements	(702)	—	20,441	—	(150,711)	—	47,703	(83,269)
Transfers in Level 3	15,177	—	—	—	—	—	—	15,177
Transfers out of Level 3	—	—	—	—	—	—	2,190,370	2,190,370
Deconsolidation of VIEs	—	—	—	—	(119,543)	—	—	(119,543)

Balance, end of period	$195,286	$18,758	$(319,755)	$1,939,492	$17,007,648	$4,362	$(2,048,230)	$16,797,561

Nine Months ended September 30, 2010

Balance, beginning of period	$189,600	$18,843	$(2,998,447)	$160,518	$2,428,352	$—	$(388,003)	$(589,137)
Additions of VIEs for ASC 2009-17	—	—	—	3,817,065	17,275,234	(153,369)	(6,699,121)	14,239,809
Total gains/(losses) realized and unrealized:
Included in earnings	(192)	(85)	(106,287)	788,139	1,725,291	(802)	(1,403,129)	1,002,935
Included in other comprehensive income	(6,668)	—	—	7,308	(347,291)	—	9,264	(337,387)
Purchases, issuances and settlements	(2,631)	—	2,903,086	—	(726,817)	—	72,538	2,246,176
Transfers in Level 3	15,177	—	(118,107)	—	—	—	(588,083)	(691,013)
Transfers out of Level 3	—	—	—	—	—	—	2,757,245	2,757,245
Deconsolidation of VIEs	—	—	—	(2,833,538)	(3,347,121)	158,533	4,191,059	(1,831,067)

Balance, end of period	$195,286	$18,758	$(319,755)	$1,939,492	$17,007,648	$4,362	$(2,048,230)	$16,797,561

Three Months ended September 30, 2009

	Investments	Loans	Other Assets	Derivatives	Long-term Debt	Total
Balance, beginning of period	$243,598	$—	$13,387	$(6,586,999)	$—	$(6,330,014)
Total gains/(losses)(realized and unrealized):
Included in earnings	31,533	—	408	2,147,146	—	2,179,087
Included in other comprehensive income	6,519	—	—	—	—	6,519
Purchases, issuances and settlements	—	—	—	711,770	—	711,770
Additions for consolidated VIEs	2,383	231,256	—	—	(408,008)	(174,369)
Transfers in and/or out of Level 3	59,089	—	—	—	—	(59,089)

Balance, end of period	$343,122	$231,256	$13,795	$(3,728,083)	$(408,008)	$(3,547,918)

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Nine Months ended September 30, 2009

	Investments	Loans	Other Assets	Derivatives	Long-term Debt	Total
Balance, beginning of period	$83,453	$—	$14,290	$(8,031,410)	$—	$(7,933,667)
Total gains/(losses)(realized and unrealized):
Included in earnings	31,664	(1,793)	(495)	3,638,080	(13,668)	3,653,788
Included in other comprehensive income	17,714	—	—	—	—	17,714
Purchases, issuances and settlements	(5,800)	—	—	665,247	—	659,447
Additions for consolidated VIEs	126,537	229,918	—	—	(381,274)	(24,819)
Transfers in and/or out of Level 3	89,554	—	—	—	—	89,554

Balance, end of period	$343,122	$228,125	$13,795	$(3,728,083)	$(394,942)	$(3,537,983)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of September 30, 2010 and December 31, 2009. Derivative instruments are transferred into Level 3 when the use of unobservable inputs become significant to the overall valuation. During the three and nine months ended September 30, 2010, transfers of derivatives to Level 3 related to adjustments for Ambac’s own credit risk. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers in or out of Level 1 for the periods presented. All Level 1, 2, and 3 transfers are recognized at the beginning of each accounting period.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the three and nine months ended September 30, 2010 and 2009 are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues	Income (loss) on variable interest entity activities	Other income
Three Months ended Sept. 30, 2010

Total gains or losses included in earnings for the period	$(47)	$4,862	$4,550	$(74,921)	$714,343	$(1,753)
Gains or losses relating to the assets and liabilities still held at the reporting date	(47)	5,399	7,363	(73,799)	714,854	(1,753)

Nine Months ended Sept. 30, 2010

Total gains or losses included in earnings for the period	$(192)	$(2,762,509)	$2,806,963	$(150,741)	$1,109,499	$(85)
Gains or losses relating to the assets and liabilities still held at the reporting date	(192)	11,764	(465,609)	(39,749)	1,547,838	(85)

Three Months ended Sept. 30, 2009

Total gains or losses included in earnings for the period	$31,533	$(732,857)	$2,865,761	$14,242	$16,105	$408
Gains or losses relating to the assets and liabilities still held at the reporting date	31,533	11,346	2,244,793	14,390	16,105	408

Nine Months ended Sept. 30, 2009

Total gains or losses included in earnings for the period	$31,664	$(712,012)	$4,392,324	$(42,232)	$16,105	$(495)
Gains or losses relating to the assets and liabilities still held at the reporting date	31,664	30,664	3,618,646	(26,902)	16,105	(495)

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

Karthikeyan V. Veera v. Ambac Financial Group, Inc. et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010, and amended on September 7, 2010). Plaintiff, a former employee and participant in the Company’s Saving Incentive Plan (the “Plan”), asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Plan Administrative Committee, the Plan Investment Committee, the Compensation Committee of the Board of Directors of the Company, and a number of current and former officers of the Company. This action is purportedly brought on behalf of all persons, excluding defendants and their immediate families, who were participants in the Plan from October 1, 2006 through July 2, 2008 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding the Company’s financial condition. This ERISA action seeks, among other things, compensatory damages and attorneys’ fees. On October 20, 2010, all of the defendants named in the amended complaint moved to dismiss all of the claims in the amended complaint.

County of Alameda et al. v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Contra Costa Complaint”); The Olympic v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Olympic Club Complaint”). The Contra Costa Complaint is brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Financial Group and Ambac Assurance, various other financial guaranty insurance companies and employees thereof, and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies. The actions allege that (1) Ambac and the other defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of the insurers’ respective exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac and the other financial guaranty insurance companies filed a demurrer seeking the dismissal of each of these complaints on September 17, 2010. The plaintiffs filed their opposition papers to the demurrer on October 22, 2010. The reply papers in support of the demurrer are due on November 19, 2010 with oral argument on the demurrer scheduled for December 14, 2010.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

City of New Orleans v. Ambac Assurance Corporation, Ambac Financial Services, LLC, PaineWebber Capital Services, Inc. and UBS Securities LLC (United States District Court, Eastern District of Louisiana, Civil Action No. 08-3949). This action was brought by the City of New Orleans (“New Orleans”) against Ambac Assurance and Ambac Financial Services on July 17, 2008 in connection with Ambac Assurance’s participation in a New Orleans bond issue. New Orleans issued variable rate demand obligations (“VRDOs”), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDOs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Services with terms that mirrored those of the New Orleans/Paine Webber swap. On December 23, 2009, the City filed an Amended Complaint in which it seeks damages against Ambac Assurance and Ambac Financial Services alleging the following causes of action: (1) breach of written agreement for credit enhancement; (2) breach of financial guarantee policy; (3) error in the principal cause; (4) fraud in the inducement of contract; (5) negligent misrepresentation; (7) breach of policy/third-party beneficiary to policy agreement; (8) breach of the swap; (9) tortious interference with the swap; (10) tortious interference with remarketing agreement; and (11) detrimental reliance. On October 14, 2010, the Court approved a motion to dismiss all claims against Ambac Assurance and Ambac Financial Services.

NPS LLC v. Ambac Assurance Corporation (United States District Court, District of Massachusetts, filed on July 8, 2008). This action was brought by NPS LLC (“NPS”), the owner of Gillette Stadium, the home stadium of the New England Patriots, with respect to the termination of a financial guaranty insurance policy issued by Ambac Assurance with respect to auction rate bonds issued by NPS in 2006. Due to well-documented disruption of the auction rate securities market, the interest rate on the bonds floated to high levels and NPS therefore refinanced the bonds in a fixed rate financing without Ambac Assurance’s involvement. Pursuant to the insurance agreement between NPS and Ambac Assurance, NPS is obligated to pay a “make whole” premium to Ambac Assurance equal to the present value of the installment premiums that Ambac Assurance would have earned through 2017 if the bonds had not been redeemed (approximately $2,700). NPS alleged that it is not liable to pay the “make whole” premium because Ambac Assurance misrepresented its financial condition at the time the bonds were issued and that the alleged misrepresentations induced NPS to enter into the insurance agreement, thereby causing NPS to incur additional interest costs in connection with the bonds. NPS also alleged that Ambac Assurance was liable to NPS for the additional interest costs incurred by NPS which resulted from the disruption of the auction rate securities market. On February 25, 2010, the court granted Ambac Assurance’s motion for summary judgment as to all of NPS’s claims and Ambac Assurance’s counterclaim for the “make whole” premium and interest and costs. The parties are awaiting a determination by the court of the amount of Ambac Assurance’s legal fees that NPS will be required to pay. NPS has stated that it intends to appeal the grant of summary judgment in favor of Ambac Assurance.

City of Phoenix v. Ambac Assurance Corporation et al. (United States District Court, District of Arizona, filed on or about March 11, 2010). The parties stipulated to substitute Ambac Assurance Corporation for Ambac Financial Group as a defendant on July 30, 2010. Pursuant to the Court’s Scheduling Order, discovery is scheduled to be completed by October 3, 2011, with dispositive motions due by November 1, 2011. This action is brought by the City of Phoenix against Ambac Assurance and other financial guaranty insurance companies. The complaint alleges that the defendants sought to perpetuate the Rating Agencies’ “dual rating system”, and that the perpetuation of the “dual rating system” enabled the defendants to unfairly discriminate against the City of Phoenix in the pricing of bond insurance premiums.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Water Works Board of the City of Birmingham v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Northern District of Alabama, Southern Division, filed on November 10, 2009). This action alleged breach of contract, misrepresentation, deceit, suppression of truth and negligence. Plaintiff claims that, in connection with plaintiff’s purchase of a debt service reserve fund surety bond from Ambac Assurance in March 2007 with respect to its bond issue, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached a covenant to maintain its “AAA” ratings, thereby causing loss to plaintiff when it was required to replace the Ambac Assurance surety bond upon the downgrade of Ambac Assurance’s ratings. On April 1, 2010, the court granted defendants’ motion to dismiss all claims. The plaintiff has appealed the dismissal to the U.S. Court of Appeals for the Eleventh Circuit.

Baylor College of Medicine v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Southern District of Texas, Houston Division, filed on November 13, 2009). This action alleges breach of contract, violation of Texas insurance statute, negligent misrepresentation, fraud and fraudulent inducement. Plaintiff claims that, in connection with plaintiff’s purchase of a bond insurance policy with respect to its auction rate bond issue in November 2007, Ambac Assurance misrepresented its financial position and the stability of its “AAA” financial strength ratings in both public and nonpublic disclosures thereby causing loss to plaintiff. On March 15, 2010, defendants filed a motion to dismiss all of the plaintiff’s claims. Before the court decided defendants’ motion to dismiss, plaintiff agreed to the dismissal of the entire action with prejudice, which occurred on October 14, 2010.

The Confederated Tribes of the Warm Springs Reservation of Oregon v. Ambac Assurance Corporation (United States District Court, District of Oregon, Portland Division, filed on February 4, 2010). This action alleges breach of contract, tortious breach of the covenant of good faith and fair dealing, violations of Oregon securities and insurance statutes, and negligence. Plaintiff claims that, in connection with plaintiff’s purchase of a bond insurance policy with respect to its auction rate bond issue in October 2003, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting residential mortgage-backed securities and collateralized debt obligations that ultimately led to the loss of the “AAA” financial strength ratings. Ambac Assurance has moved to dismiss all of the plaintiff’s claims and the motion has been fully briefed and argued and is awaiting decision. In the meantime, the plaintiff has filed a second amended complaint, which Ambac Assurance will also move to dismiss.

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). Ambac Assurance commenced this action to recover $4,524 from the defendant on account of Ambac Assurance’s payment under a swap termination surety bond. The defendant has counterclaimed (as amended on June 12, 2010), alleging breach of contract, breach of the covenant of good faith and fair dealing, violations of California insurance statutes, fraud and promissory estoppel. Defendant claims that, in connection with defendant’s purchase of a bond insurance policy with respect to its variable rate bond issue in September 2005, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting risky structured obligations that ultimately led to the loss of the “AAA” ratings. Ambac Assurance has moved to dismiss all of the defendant’s counterclaims and that motion has been fully briefed.

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

Additional third parties have challenged the creation and rehabilitation of the Segregated Account and/or the allocation of their policies to the Segregated Account, including Deutsche Bank National Trust Co., Deutsche Bank Trust Co. Americas and U.S. Bank National Association, all in their capacities as trustees for securitization trusts, as well as PNC Bank, N.A., as servicer of a securitization trust, and ALL Student Loan Corp., Lloyds TSB Bank plc, Depfa Bank, plc, One State Street LLC, KnowledgeWorks Foundation and the Treasurer of the State of Ohio. The motion filed by PNC Bank was never briefed or decided, but the other challenges were rejected in an order filed on October 26, 2010. Several parties have sought to appeal from this order and additional appeals are expected.

Third, certain third parties filed motions seeking dissolution or modification of the court’s temporary injunction order on constitutional, statutory and common law grounds. These objectors include Bank of America, N.A., Bank of New York Mellon, Deutsche Bank National Trust Co., Deutsche Bank Trust Co. Americas, U.S. Bank National Association, and Wells Fargo Bank, N.A., all in their capacities as trustees for securitization trusts, as well as PNC Bank, N.A., as servicer of a securitization trust, and KnowledgeWorks Foundation, the Treasurer of the State of Ohio, Depfa Bank plc, and One State Street LLC. The motion filed by PNC Bank was never briefed or decided, but the other motions were denied in an order filed on October 26, 2010. Several parties have sought to appeal from this order and additional appeals are expected.

On October 8, 2010, the Commissioner filed a proposed Plan of Rehabilitation, Disclosure Statement, and other materials in support of his motion for confirmation of the proposed Plan of Rehabilitation. Objections to the Plan of Rehabilitation are due on November 8, 2010, and responses to these objections were filed on November 12, 2010. Hearings regarding whether to approve, disapprove, or modify the Plan of Rehabilitation are scheduled to begin on November 15, 2010.

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the “pay as you go” CDS contracts should be characterized as capital assets or that certain payments made with respect to the CDS contracts should be characterized as capital losses. Recently, the Internal Revenue Service opened an examination into certain issues related to Ambac Assurance’s tax accounting methods with respect to such CDS contracts and Ambac Assurance’s related characterization of such losses as ordinary losses. Although, as discussed above, Ambac Assurance believes these contracts are properly characterized as notional principal contracts, if the Internal Revenue Service today were to successfully assert, as a result of its examination, that these contracts should be characterized as capital assets or as generating capital losses, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes. On November 9, 2010, the Company and the IRS agreed to a stipulation on the record that provides that the IRS would give notice at least 5 business days prior to taking any action against the Company’s nondebtor subsidiaries in the consolidated tax group that would violate the State Court Injunction, whether or not in effect. The stipulation permits the status quo to be maintained from November 9, 2010 until a hearing on the preliminary injunction that the Company plans to seek under Bankruptcy Code section 105(a) barring assessment and collection of the 2003 through 2008 tax refunds by the IRS against the Company’s nondebtor subsidiaries in the consolidated tax group. On the same date, Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds.

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

In connection with Ambac’s efforts to seek redress for breaches of representations and warranties related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, it has filed the following lawsuits. Ambac Assurance Corporation v. EMC Mortgage Corporation (United States District Court, Southern District of New York, filed on November 5, 2008). On July 28, 2010, Ambac made a motion to amend the complaint to add allegations of fraudulent conduct on the part of EMC’s affiliate Bear, Stearns & Co., Inc. (now known as J. P. Morgan Securities Inc.), (and certain individual defendants) in addition to the breach of contract and indemnification and reimbursement claims against EMC filed in the original complaint. On August 5, 2010, defendants submitted a motion to seal the amended complaint. Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York, filed on January 12, 2010. Ambac has alleged breach of contract, fraudulent inducement, breach of implied duty of good faith and fair dealing, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp (n.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, Country of New York, filed on September 28, 2010). Ambac has alleged breach of contract, fraudulent inducement, indemnification and reimbursement, breach of representations and warranties and has requested the repurchase of loans that breach representations and warranties as required under the contracts as well as damages and has asserted a successor liability claim against Bank of America.

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

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU applies to both public and nonpublic entities that hold financing receivables that are not measured at a) fair value with changes in fair value recognized in earnings or b) lower of cost or fair value, or trade accounts receivables that have a contractual maturity of one year or less that arose from the sale of goods or services. The ASU will enhance disclosures that entities make about credit quality of financing receivables and the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activities that occur during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Ambac will adopt the provisions related to period end disclosures as of December 31, 2010 and disclosures about activities that occur during a reporting period in the quarter ending March 31, 2011. Since this ASU requires only enhanced disclosures concerning credit quality of financing receivables and allowance for credit losses, adoption of this ASU will not have an effect on Ambac’s financial statements.

In October 2010, the FASB issued ASU 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts – a consensus of the FASB Emerging Issues Task Force. ASU 2010-26 modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. ASU 2010-26 requires only incremental costs or costs directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost. ASU 2010-26 is effective for interim and annual periods beginning after December 15, 2011 with either prospective or retrospective application permitted. Early adoption is permitted. Ambac will adopt ASU 2010-26 on January 1, 2012 on a prospective basis. Ambac is currently evaluating the implications of ASU 2010-26 on its financial statements.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the impact of the bankruptcy proceeding on the holders of Ambac securities; (2) the unlikely ability of Ambac Assurance to pay dividends to Ambac in the near term; (3) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements bring claims alleging that the rehabilitation of the Segregated Account constitutes an event of default under the applicable debt indenture or an event of default under the applicable ISDA contract; (4) adverse events arising from the Segregated Account Rehabilitation Proceedings, including the injunctions issued by the Wisconsin rehabilitation court to enjoin certain adverse actions related to the Segregated Account being successfully challenged as not enforceable; (5) litigation arising from the Segregated Account Rehabilitation Proceedings; (6) decisions made by the rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders; (7) potential of rehabilitation proceedings against Ambac Assurance, with resulting adverse impacts; (8) the risk that reinsurers may dispute amounts owed us under our reinsurance agreements; (9) the risk that market risks impact assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (10) risks which impact assets in Ambac Assurance’s investment portfolio; (11) risks relating to determination of amount of impairments taken on investments; (12) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (13) market spreads and pricing on insured collateralized loan obligations (“CLOs”) and other derivative products insured or issued by Ambac; (14) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries included in our reserves; (15) Ambac’s financial position and the Segregated Account Rehabilitation Proceedings may prompt departures of key employees; (16) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (17) difficult economic conditions, which may not improve in the near future, and adverse changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (18) the actions of the U. S. Government, Federal Reserve and other government and regulatory bodies to stabilize the financial markets; (19) likely unavailability of adequate capital support and liquidity; (20) credit risk throughout our business, including credit risk related to residential mortgage-backed securities and CLOs and large single exposures to reinsurers; (21) default by one or more of Ambac Assurance’s portfolio investments, insured issuers,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

counterparties or reinsurers; (22) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (23) factors that may influence the amount of installment premiums paid to Ambac, including the imposition of the payment moratorium with respect to claims payments as a result of Segregated Account Rehabilitation Proceedings; (24) changes in prevailing interest rates; (25) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance, to the portion of our credit enhancement business which is executed in credit derivative form, and due to the adoption of the new financial guarantee insurance accounting standard effective January 1, 2009, which, among other things, introduces volatility in the recognition of premium earnings and losses; (26) changes in accounting principles or practices that may impact Ambac’s reported financial results; (27) legislative and regulatory developments; (28) operational risks, including with respect to internal processes, risk models, systems and employees; (29) changes in tax laws and other tax-related risks; (30) other factors described in the Risk Factors section in Part I, Item 1A of Ambac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (31) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are therefore advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

Overview

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose affiliates provided financial guarantees and financial services to clients in both the public and private sectors around the world. Ambac filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). The Company will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

Ambac provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded during 2008, 2009 and 2010. As a result, Ambac Assurance currently has a Caa2 financial strength rating on review for possible upgrade from Moody’s and is rated R (Regulatory Intervention) from S&P. As a result of these rating agency actions, as well as investor concern with respect to these actions, Ambac Assurance has not written a meaningful volume of financial guarantee business since November 2007 and no new business since mid-2008. As such, Ambac’s principal business consists of mitigating losses in Ambac Assurance’s insured portfolio and maximizing the yield on its investment portfolio. Refer to Note 1 of the Unaudited Consolidated Financial Statements in this Form 10-Q “Recent Developments” for discussion of the establishment of a Segregated Account of Ambac Assurance and the subsequent rehabilitation proceedings of the Segregated Account by the OCI.

Through its financial services subsidiaries, Ambac historically provided financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its clients of the financial guarantee business. In 2009, all total return swaps were terminated and settled. The Company’s existing investment agreement and derivative product portfolios are in active runoff. In the course of managing the inherent risks of these portfolios during runoff, the Financial Services segment may enter into new financial instrument transactions for hedging purposes to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

the extent we are able to do so. The ratings and financial condition of Ambac Assurance, which acts as credit support provider with respect to these subsidiaries, will make execution of any such hedging transactions more difficult.

Financial information concerning our business segments for each of 2010 and 2009 is set forth in the unaudited consolidated financial statements and the notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk,” which are in Part 1, 2, and 3 of this Quarterly Report on Form 10-Q. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are considered critical because they place significant importance on management to make difficult, complex or subjective estimates regarding matters that are inherently uncertain. Financial results could be materially different if alternative methodologies were used or if management modified its assumptions or estimates. Management has identified the accounting for loss and loss expenses of non-derivative financial guarantees, the valuation of financial instruments, including the determination of whether an impairment is other-than-temporary and the valuation allowance on deferred tax assets, as critical accounting policies. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereon included elsewhere in this report, and in the 2009 Form 10-K filed with the SEC on April 9, 2010, Form 10-Q for the quarterly period ended March 31, 2010 filed with the SEC on May 17, 2010, and Form 10-Q for the quarterly period ended June 30, 2010 filed with the SEC on August 9, 2010. We have discussed with the Audit and Risk Assessment Committee management’s assessment of such critical accounting policies, the reasons why they are considered critical, and how current and anticipated future events impact those determinations. The Company’s critical accounting policies and estimates are as follows:

Financial Guarantee Insurance Losses and Loss Expenses. The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.

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

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s surveillance group to track credit migration of insured obligations from period to period and update internal credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) risk classification, while adversely classified credits are assigned a risk classification of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection and loss mitigation efforts could cause an increase in the delinquency and potential default of the underlying obligation. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and of default related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool, and (iii) foreclosure and real estate owned disposition strategies and timelines.

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

Loss expenses are established for anticipated expenses associated with loss mitigation strategies, such as legal and consulting costs for credits which may or may not have an associated loss reserve. Ambac establishes loss expense reserves based on our estimate of expected net cash outflows flows for loss expenses.

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

Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Reinsurance recoveries do not have a significant effect on loss reserve volatility because Ambac has little exposure ceded to reinsurers. The current stressed credit environment has had an adverse impact on the financial strength of the reinsurers used by Ambac. Please refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for further information and discussion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced claims and, therefore, the estimate of loss severity has remained constant. However, for certain bond types Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. Historically, we have observed that, with respect to three problematic bond types in particular, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, including as a result of the current credit market crisis, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The three bond types are residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”) and student loan securities. These three bond types represent 88% of our ever-to-date claim payments (84% of which relates to RMBS).

The table below indicates the number of credits and net par outstanding for loss reserves (excluding loss expenses) on credits which have defaulted and all other credits for which loss reserves have been established at September 30, 2010:

($ in millions)	Number of credits	Net par outstanding	Net Loss Reserves
RMBS	153	$18,807	$2,746
Student Loans	111	10,544	480
Other	64	5,163	810

Totals	328	$34,514	$4,036	(1)

(1)	Loss reserves of $4,036 is included in the balance sheet in the following line items: Loss and loss expense reserve - $5,397; Subrogation recoverable - $1,222; Reinsurance recoverable on paid and unpaid losses - $123; and Other assets - $16.

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies its insured first-lien RMBS exposure principally into two broad credit risk classes: Alt-A (including mid-prime, interest only, and negative amortization) and sub-prime. Alt-A loans are typically made to borrowers who have stronger credit histories and can demonstrate a capacity to repay their loans; sub-prime loans are typically made to borrowers who are perceived as deficient with regard to credit history or ability to repay these loans. Compared with Alt-A loans, sub-prime loans typically have higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The Alt-A category includes loans backed by borrowers who typically do not meet standard agency guidelines for documentation requirement, property type or loan-to-value ratio. These are typically higher-balance loans made to individuals who might have past credit problems that are not severe enough to warrant “sub-prime” classification, or borrowers who chose not to obtain a prime mortgage due to documentation requirements.

Ambac has also insured RMBS transactions that contain predominantly second-lien mortgage loans such as closed end seconds and home equity lines of credit. A second-lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second-lien loan is subordinate to the first-lien loan outstanding on the home. The borrower is obligated to make monthly payments on both their first and second-lien loans. If the borrower defaults on the payments due under these loans and the property is subsequently liquidated, the liquidation proceeds are first allocated to pay off the first-lien loan (as well as costs due the servicer) and any remaining funds are applied to pay off the second-lien loan. As a result of this subordinate position to the first-lien loan, second-lien loans carry a significantly higher severity in the event of a loss, which has been at or above 100% in the current housing market.

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

The table below indicates the number of credits, gross par outstanding, gross loss reserves before subrogation, subrogation, and gross reserves net of subrogation for those RMBS exposures for which Ambac established reserves at September 30, 2010:

($ in millions)	Number of credits	Gross par outstanding	Gross claim liability before subrogation recoveries	Subrogation recoveries	Gross claim liability after subrogation recoveries
Second-lien	32	$4,263	$841	$—	$841
Mid-prime	63	5,952	1,653	—	1,653
Sub-prime	19	985	11	—	11
Other	12	504	137	—	137

Total Credits Without Subrogation	126	11,704	2,642	—	2,642

Second-lien	19	4,547	2,077	($1,939)	138
Mid-prime	4	810	157	(219)	(62)
Sub-prime	4	1,963	312	(263)	49
Other	—	—	—	—	—

Total Credits With Subrogation	27	7,320	2,546	(2,421)	125

Total	153	$19,024	$5,188	$(2,421)	$2,767

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

day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ delinquency categories all the way through to charge-off. We use this data to project a default curve for the life of the transaction. Listed below are specific inputs we used for third quarter 2010 loss estimates:

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

First-Lien:

Ambac utilizes a third-party multi-scenario stochastic (Monte Carlo) cash flow model to estimate first-lien product loss reserves. The model projects multiple scenarios at the individual mortgage loan level using various inputs, including:

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

The pool of mortgage loans backing each securitization are selected from a proprietary loan-level database and the loss and prepayment scenarios across all loans are used to generate aggregated future cash-inflows. The cash-flow model embeds all the priority of payments and cash-diversion structures documented in the contracts which define the liability payment obligations of the security being analyzed. We take the average of 300 claim cash-flow scenarios and discount it, as appropriate, to estimate the gross claim liability.

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

HAMP is applicable to the Ambac-wrapped transactions serviced by the 47 servicers that have signed servicer participation agreements to modify loans under HAMP. Based on the current activity of trial plan HAMP offers extended and started, together with the latest indications from government published sources, the first-lien model assumed 1% of HAMP-eligible loans will be modified monthly for 24 months for Ambac portfolios serviced by HAMP participating servicers. This estimate was reduced in the third quarter of 2010 from 2% of HAMP-eligible loans assumed in previous periods as management believes that HAMP modifications are on the decline.

Servicer Intervention:

The model also reflects the steps Ambac is taking to address shortcomings in servicing performance including transferring servicers where the legal right exists to do so. Ambac expects to initiate, with the cooperation of the Rehabilitator of the Segregated Account of Ambac Assurance, additional programs with servicers that will provide for loan modifications (principal forgiveness), improved liquidation timelines, short sales, and selected rate reductions. Ambac believes these are the principal factors that will result in reduced losses over time. In 2010, we are projecting that only exposures that have already transferred servicing or entered into special servicing agreements will benefit from the effects of servicer intervention strategies.

Representation and Warranty Breaches by RMBS Transaction Sponsors:

In an effort to better understand the unprecedented levels of delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which have exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) increased levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high level of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken such actions as it has deemed viable to recover against the collateral, and the securitization has incurred losses to the extent such actions did not fully repay the borrower’s obligations. Generally, the sponsor of the transaction provides representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Per the transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute any loan that breaches the representations and warranties.

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. To effect a repurchase, depending on the transaction, the sponsor is obligated to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

repurchase, and (b) for a loan that has already been liquidated or charged-off, (iv) the amount of the realized loss (which in certain cases excludes accrued unpaid interest). Notwithstanding the material breaches of representations and warranties, up until the establishment of the Segregated Account and the associated Segregated Account Rehabilitation Proceedings, Ambac had continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations and will, once again, pay claims in accordance with the Rehabilitation Plan after the plan has been approved in court. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for claim payments made in previous months. With respect to transactions for which Ambac has recorded estimated subrogation recoveries (as further described below), Ambac insures all or a portion of the senior tranches in the capital structure of the issuer, thus any sponsor cash received from loan repurchases would entirely benefit Ambac or Ambac insured note holders. Notwithstanding the reimbursement of previous monthly claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover the shortfall.

Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”); and (2) dollar amount of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization (“adverse sample approach”). We do not include estimates of damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known; however, certain sponsors have disclosed that reserves have been established related to claims by financial guarantors and others for breaches of representations and warranties.

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool. First, a “breach rate” was computed by dividing (i) the loans identified in sample as having breached representations and warranties by (ii) the total sample size. Second, an extrapolation to the entire loan pool was performed by multiplying the breach rate by the sum of (a) the current unpaid loan pool balance (“CULPB”) plus (b) realized losses resulting from loan liquidations or charge-offs to date, to compute an estimated repurchase obligation. The CULPB includes principal only on non-charged-off and non-liquidated loans, and the realized losses include principal, interest and unreimbursed servicer advances and/or trustee expenses on charged-off and liquidated loans. As a result, the CULPB and realized loss components, which are used in extrapolating the estimated repurchase obligation, do not precisely correspond to each sponsor’s contractual repurchase obligation as defined in the transaction documents. Nonetheless, the CULPB and realized loss components are provided through trustee reports we receive in the normal course of our surveillance of these transactions and is the best information we have available to estimate the sponsor’s repurchase obligation under the random sample approach. Third, a realization factor (which incorporates Ambac’s views about the uncertainties surrounding the litigation process and/or settlement negotiation) was then applied to the estimated repurchase obligation to compute the undiscounted subrogation recovery. The realization factor was developed from a range of realization factors using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including (i) discussions with external legal counsel and their views on ultimate settlement, (ii) recent experience with

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

Due to the nature of the sampling methodology used, the subrogation recovery estimate Ambac has recorded based on the above-described random sample approach includes all breached loans which Ambac believes the sponsor is contractually required to repurchase, including extrapolation to a loan pool which includes loans which have not defaulted, and, in fact, may not default in the future (i.e. performing loans). In theory, a loan that continues to perform in accordance with its terms through repayment should have little or no effect on Ambac’s anticipated claim payments, regardless of whether or not the sponsor repurchases the loan. In other words, since there will be sufficient cash flows to service the notes in either situation (i.e. whether cash is received from a sponsor loan repurchase or whether cash is received from the underlying performing loan), there should be no claim payment under Ambac’s insurance policy in respect of such loans. Nonetheless, Ambac may have recorded a subrogation recovery for certain performing loans because it believes the breaches of representations and warranties are so pervasive that a court would deem it impractical to have the sponsor re-underwrite every loan in a given transaction and repurchase only individual loans that have breached. Rather, Ambac believes there is precedent for the utilization of a statistical sampling and extrapolation methodology across a population to prove liability and damages where it would be impractical to make a determination on an individual loan basis. Ambac believes a court would likely award damages based on a reasonable methodology, such as our random sample approach, which damages would be either remitted directly to Ambac, placed in the securitization trust, or otherwise held under an arrangement for the benefit of the securitization trust; however, Ambac believes that under such an approach individual loans would not be repurchased from the trust. In either case, Ambac believes those damages would compensate Ambac for past and future claim payments. Consequently, since the sponsor is contractually obligated to repurchase those loans which breach representations and warranties regardless of whether they are current or defaulted, Ambac believes the appropriate measure in estimating subrogation recoveries is to apply the breach rate to both performing and defaulted loans.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, in foreclosure, REO or bankruptcy. The estimated subrogation recovery under this approach represents 100% of the original principal balance of those specific loans identified as having not met the underwriting criteria or otherwise breaching representations and warranties (i.e. the adverse loans), multiplied by a discount factor using the same assumptions used for the discount factor in the random sample approach. For transactions subject to the adverse sample approach, given Ambac’s limitations in developing a statistically valid random sample and its belief that the subrogation estimate under this approach is inherently conservative (for reasons discussed below), Ambac did not attempt to develop probability-weighted alternative cash flow scenarios as it believes such results would not be meaningful. The three primary differences between this adverse sample approach and the random sample approach, discussed in the previous paragraph, are as follows:

(i)	There is no extrapolation to the CULPB and realized losses under the adverse sample approach. At September 30, 2010, the adverse sample approach continues to be used for 15 transactions that are with the same sponsor, who has limited our access to the underlying loan files and, therefore, a statistically valid random sample from the entire loan pool cannot be selected. This is in contrast to the transactions subject to the random sample approach where Ambac’s access to individual loan files has not been limited and the Company, therefore, has been able to develop a statistically valid representative sample.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(ii)	The adverse sample approach is only based on the original principal balance rather than the principal balance at the time of default and liquidation or charge-off. Furthermore, it does not include other components of the sponsor’s contractual repurchase obligation where the sponsor is also obligated to repay accrued interest, servicer advances and/or trustee expenses. The adverse sample approach relies on individual loan level data where all of the components of the sponsor’s buyback obligation have not been specifically provided by the sponsor nor is easily estimable. For example, home equity lines of credit (HELOCs) are revolving loans whose principal balances may be higher or lower at the time of default and liquidation or charge-off than at the time of origination. However, given the limited information available to Ambac in estimating such principal balances at the time of liquidation or charge-off, the original principal balance must be used in calculating subrogation recoveries. Another example is closed-end second lien RMBS where the interest due on a particular loan will be a function of the length of time of delinquency prior to liquidation or charge-off, and cannot be readily estimated. Incremental costs, including fees and servicer advances for such items as property taxes and maintenance, are likewise not readily estimated.

(iii)	Unlike the random sample approach, for the adverse sample approach Ambac did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans selected represent only approximately 35% of the value of the impaired population of loans, only approximately 4% of the value of the original loans in the pool, and the breach rate in the sample was pervasive. In other words, because the adverse loans selected represent only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation.

Ambac has updated its estimated subrogation recoveries from $2,046.8 million ($2,026.3 million, net of reinsurance) at December 31, 2009 to $2,421.3 million ($2,395.5 million, net of reinsurance) at September 30, 2010. The balance of subrogation recoveries and the related claim liabilities at September 30, 2010 and December 31, 2009 are as follows:

($ in millions)	September 30, 2010
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	15	(2)	$1,587.7	$(708.5)	$879.2
Random samples	12	(3)	958.2	(1,712.8)	(754.6)

Totals	27		$2,545.9	$(2,421.3)	$124.6

($ in millions)	December 31, 2009
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	10		$759.4	$(460.6)	$298.8
Random samples	9		937.3	(1,586.2)	(648.9)

Totals	19		$1,696.7	$(2,046.8)	$(350.1)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,421.3 million of subrogation recoveries recorded at September 30, 2010, $1,742.1 million was included in “Subrogation recoverable” and $679.2 million was included in “Loss and loss expense reserves.”
(2)	Of these 15 transactions, 10 contractually require the sponsor to repurchase loans at the unpaid principal balance and 5 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.
(3)	Of these 12 transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 9 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac estimates that it will take approximately three years from the initiation of litigation with the sponsor to ultimate resolution. Based on this estimate as a basis for projecting the future subrogation cash flows, Ambac assumes, on average, approximately three and a half years to collect recoveries, discounted at a risk-free rate of 1.8%. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses.

We have performed the above-mentioned, detailed examinations on a variety of second-lien transactions and five first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of seven sponsors represent the 27 transactions which have been reviewed as of September 30, 2010. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the financial institutional parent, each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would not seek to disclaim financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review all RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below is the rollforward of RMBS subrogation for the period December 31, 2009 through September 30, 2010:

($ in millions)	Random sample	# of deals	Adverse Sample	# of deals
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at 12/31/09	$1,586.2	9	$460.6	10

Changes recognized in 2010:
Additional transactions reviewed	126.2	3	193.9	5
Additional adverse sample loans reviewed	—	n/a	59.4	n/a
Loans repurchased by the sponsor	—	n/a	(23.9)	n/a

Subtotal of changes recognized in current period	126.2	3	229.4	5

Changes from re-estimation of opening balance:
Change in pre-recovery loss reserves	0.4	n/a	19.8	n/a
Other	—	n/a	(1.3)	n/a

Subtotal of changes from re-estimation of opening balance	0.4	—	18.5	—

Discounted RMBS subrogation (gross of reinsurance) at 9/30/10	$1,712.8	12	$708.5	15

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

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $903.8 million and $1,599.5 million in 2011 and 2013, respectively. The amount of these subrogation recoveries is significant and if we’re unable to recover any amounts our future available liquidity to pay claims would be reduced and our stockholders’ deficit as of September 30, 2010 would increase from $1,217.6 million to $3,613.0 million.

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

For second-lien mortgage credits for which we have an estimate of expected loss at September 30, 2010, the reasonably possible increase in loss reserves could be approximately $772 million. The reasonably possible scenario for second-lien mortgage collateral generally assumes that the voluntary constant prepayment rate decreases by 1 to 5 percent (depending on transaction performance), and the current-to-30 day roll assumption over a nine month period increases by 0.25 percent to 1 percent (depending on transaction performance). In addition, the loss severities for second-lien products may be greater because of increased carrying costs and servicing advances that are not recovered and we frequently increased them in a range between 1 to 3 percent. The first-lien mortgage credits for which we have an estimate of expected losses at September 30, 2010 have a reasonably possible increase in loss reserves of approximately $577 million. The reasonably possible scenario for first-lien mortgage credits assumes that aggravated losses occur as a result of deterioration of macroeconomic factors and a reduced impact from government programs and servicer intervention.

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure. Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk as with other types of unsecured credit. Recent default data has shown a significant deterioration in the performance of private student loans underlying our transactions. Further, a significant number of Ambac’s insured student loan exposures were financed with Auction Rate Securities or Variable Rate Demand Obligations. Due to the failure of the auction rate and variable rate markets, the interest rates on these securities increased significantly to punitive levels pursuant to the terms of the documents. Such increases have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. Although some issuers have been successful in refinancing some of their failed debt obligations, refinancing alternatives are limited, and refinancing options for private loans are severely impaired. Effective July 1, 2010, lenders are unable to originate guaranteed loans, due to the termination of the FFELP program. The resulting reduction in revenues may adversely affect a number of issuers, whose ability to continue as administrator of the relevant transaction trusts may become at risk. For student loan credits for which we have an estimate of expected loss at September 30, 2010, the reasonably possible increase in loss reserves from the September 30, 2010 balance could be approximately $2,061 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability weighted expected loss at September 30, 2010.

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

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 80% of our assets and approximately 59% of our

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. The current market disruption makes valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for over one year. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position owned by Ambac, may be significantly different from its recorded fair value. Refer to Note 11 to the Unaudited Consolidated Financial Statements for discussion related to the transfers in and/or out of Level 1, 2 and 3 fair value categories.

Investment in Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with ASC Topic 320, Investments – Debt and Equity Securities. ASC Topic 320 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments held in the investment portfolios of Ambac and its operating subsidiaries are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 11 to the Unaudited Consolidated Financial Statements for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either other quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

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

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. All VIE derivatives at September 30, 2010 and December 31, 2009 use vendor-developed models and do not require the use of significant unobservable inputs.

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

Derivatives:

Ambac’s operating subsidiaries’ exposure to derivative instruments is created through interest rate, currency, and credit default swaps. These contracts are accounted for at fair value under ASC Topic 815, Derivatives and Hedging. Valuation models are used for the derivative portfolio, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates (taxable and tax-exempt), credit spreads, default probabilities, recovery rates, comparable securities with observable pricing, and the credit rating of the referenced entities. Refer to Note 11 to the Unaudited Consolidated Financial Statements for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

As described in Note 11 to the Unaudited Consolidated Financial Statements, the fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio,” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which suffered significant credit downgrades. See Note 1 to the Unaudited Consolidated Financial Statements for the commutation of all such transactions under the Settlement Agreement. Downgrades since inception have occurred in CDS transactions representing approximately 82% of par outstanding as of September 30, 2010. The average rating for these transactions was AA- as of September 30, 2010 and, therefore, changes to the relative change ratio have not been significant.

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

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of quotes received, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of September 30, 2010. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, including Ambac, in the current distressed market environment, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, (i.e. the relative change ratio, a key component of our valuation calculation). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach shares a weakness with other modeling approaches as it is unclear if we could execute at these values, particularly with the current dislocation in the credit markets.

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

Financial Guarantee Exposures

The following table provides a breakdown of guaranteed net par outstanding by market sector at September 30, 2010 and December 31, 2009. Guaranteed net par outstanding includes the exposures of policies that insure VIEs consolidated in accordance with ASU 2009-17:

($ in billions)	September 30, 2010	December 31, 2009
Public Finance	$206.6	$223.2
Structured Finance	79.4	114.7
International Finance	48.0	52.5

Total net par outstanding	$334.0	$390.4

The decrease in structured finance is primarily due to CDO of ABS transactions commuted under the Settlement Agreement with certain counterparties ($17.8 billion of net par exposures). Refer to Note 1 to the Unaudited Consolidated Financial Statements for further discussion of the Settlement Agreement.

The following table provides a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at September 30, 2010 and December 31, 2009 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at September 30, 2010 and December 31, 2009. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	September 30, 2010	December 31, 2009
AAA	2%	2%
AA	24	24
A	43	41
BBB	18	18
BIG	13	15

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Below Investment Grade Exposure

Bond Type	September 30, 2010	December 31, 2009
($ in millions)
Public Finance:
Transportation	$1,114	$1,113
Health care	262	307
General obligation	209	280
Tax-backed	265	598
Other	832	658

Total Public Finance	2,682	2,956

Structured Finance:
CDO of ABS > 25% RMBS(1)	—	16,718
Mortgage-backed and home equity—first lien	13,058	13,477
Mortgage-backed and home equity— second lien	10,521	12,050
Auto Rentals	1,808	2,849
Student loans	11,398	3,910
Enhanced equipment trust certificates	441	473
Mortgage-backed and home equity – other	285	584
Other CDOs	100	523
Other	1,666	2,106

Total Structured Finance	39,277	52,690

International Finance:
Airports	1,532	1,498
Other	699	1,210

Total International Finance	2,231	2,708

Grand Total	$44,190	$58,354

(1)	Decline in CDO of ABS is the result of transactions commuted under the Settlement Agreement with certain counterparties. Refer to Note 1 to the Unaudited consolidated Financial Statements for further discussion of the Settlement Agreement.

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (includes both insurance and credit derivatives) of $6.7 billion at September 30, 2010. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 83% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. Moreover, as a consequence of the Segregated Account Rehabilitation Proceedings and under the terms of the Settlement Agreement, it is unclear whether such new policies could be issued. Accordingly, the $6.7 billion of commitments outstanding at September 30, 2010 do not necessarily reflect actual future amounts. Additionally, due to Ambac’s current financial strength ratings and investor concern with respect to our financial position, certain commitments are unlikely to be exercised.

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

The following tables provide current gross par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Gross Par Outstanding At September 30, 2010 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$132.3	$730.7	$8.0
2002	62.1	673.6	79.6
2003	41.8	1,036.5	599.1
2004	1,444.8	541.8	899.4
2005	1,469.9	1,197.7	2,933.9
2006	3,740.5	888.7	2,407.0
2007	4,237.5	568.7	3,484.4

Total	$11,128.9	$5,637.7	$10,411.4

% of Total MBS Portfolio	35.1%	17.8%	32.8%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Gross claim liability, before Subrogation Recoveries At September 30, 2010 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$2.7	$5.7	$—
2002	—	3.4	—
2003	3.4	1.7	2.2
2004	326.8	0.5	1.2
2005	381.9	28.8	507.7
2006	1,659.0	177.4	610.6
2007	544.3	105.5	688.5

Total	$2,918.1	$323.0	$1,810.2

	Gross Subrogation Recoveries At September 30, 2010 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$—	$—	$—
2002	—	—	—
2003	—	—	—
2004	(95.5)	—	—
2005	(185.2)	—	(16.5)
2006	(722.4)	—	(119.9)
2007	(936.2)	(219.3)	(126.3)

Total	$(1,939.3)	$(219.3)	$(262.7)

	Percent of Related RMBS Transactions’ Gross Par At September 30, 2010
Internal Ambac Credit Rating(2)	Second Lien	Sub-prime	Mid-prime(1)
AAA	0%	5%	2%
AA	<0.1%	4%	5%
A	2%	9%	6%
BBB(3)	2%	4%	2%
Below investment grade(3)	96%	78%	85%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2010, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(3)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac’s below investment grade category includes transactions on which we are currently paying claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RMBS exposure in collateralized debt obligations

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of September 30, 2010 and December 31, 2009:

Business Mix by Net Par ($ in billions)	September 30, 2010		December 31, 2009
	Net Par	Percentage	Net Par	Percentage
High yield Corporate (CLO)	$14.3	74%	$21.2	48%
CDO of ABS > 25% MBS(2)	—	—	16.7	38
CDO of ABS < 25% MBS	2.2	11	2.6	6
Market value CDOs	1.5	8	1.6	4
Other	1.4	7	2.0	4

Total	$19.4	100%	$44.1	100%

Ambac Ratings by Net Par(1) ($ in billions)	September 30, 2010		December 31, 2009
	Net Par	Percentage	Net Par	Percentage
AAA	$2.3	12%	$4.2	9%
AA	10.9	56	17.0	39
A	5.6	29	3.8	9
BBB	0.5	3	1.8	4
Below investment grade(2)	0.1	—	17.3	39

Total	$19.4	100%	$44.1	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2010, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(2)	As a result of the Settlement Agreement with certain Counterparties Ambac commuted all of the remaining CDO of ABS exposures that were BIG. Refer to Note 1 to the Unaudited Consolidated Financial Statements for further discussion of the Settlement Agreement.

The decline in CDO of ABS > 25%, BIG and a portion of the high yield corporate (CLO) are the result of the Settlement Agreement, as discussed in Note 1 to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q. Additionally, the decline in CDO exposures primarily in High Yield Corporate (CLO) was the result of early terminations with certain counterparties.

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

Ambac’s diluted income attributable to common stockholders was $76.0 million, or $0.25 per diluted share, and $2,188.3 million, or $7.58 per diluted share, for the three months ended September 30, 2010 and 2009, respectively. Ambac’s diluted loss attributable to common stockholders were ($671.6) million, or ($2.29) per share, and ($572.7) million, or ($1.99) per share, for the nine months ended September 30, 2010 and 2009, respectively. The third quarter 2010 financial results compared to 2009 were primarily effected by (i) lower net gains in the change in the fair value of credit derivatives; (ii) lower net premiums earned; (iii) lower net investment income; (iv) lower Financial Guarantee other income; (v) lower net realized investment gains, and (vi) interest expense related to surplus notes issued in 2010, partially offset by lower loss and loss expenses incurred. The nine months ended September 30, 2010 results were primarily impacted by (i) lower net gains in the change in the fair value of credit derivatives; (ii) net losses related to variable interest entity activities; (iii) lower Financial Guarantee other income; (iv) lower net premiums earned, and (v) lower net investment income, partially offset by (i) a lower provision for loss and loss expenses; (ii) lower other than temporary impairment charges in the investment portfolio in the Financial Guarantee and Financial Services segments; and (iii) a lower provision for income taxes.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2010 and 2009 and its financial condition as of September 30, 2010 and December 31, 2009. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

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

direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, a cumulative effect adjustment of $705.0 million was recorded as a net increase to total equity at January 1, 2010. Refer to Note 3 of the Unaudited Consolidated Financial Statements in this Form 10-Q for further discussion of the cumulative effect of adopting the standard. With the implementation of ASU 2009-16 and ASU 2009-17, amounts reported in 2010 are not comparable to amounts that were reported in 2009 for the significant majority of the Financial Guarantee Segment, including, net premiums earned, net investment income, losses incurred and underwriting and operating expenses.

Commutations, Terminations and Settlements of Reinsurance and Credit Derivative Contracts.

As discussed in Note 1 to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q, Ambac Assurance has entered into a Settlement Agreement with respect to certain CDO-related obligations on March 24, 2010. On June 7, 2010, the Settlement Agreement commuted $17.8 billion of par exposure for a payment by Ambac Assurance of approximately $2.6 billion plus $2.0 billion of surplus notes. In August 2010, Ambac Assurance settled all of its remaining hedge contracts on exposures commuted as part of this Settlement Agreement for $205 million. Ambac Assurance commuted another CDO of ABS transaction in an amount equal to its remaining par value of $90 million. In addition to these commutations, Ambac Assurance has also commuted for $96.5 million of cash, certain additional obligations, including certain non-CDO of ABS obligations with par of $1.4 billion.

In July 2010, the Segregated Account of Ambac Assurance Corporation commuted an insurance policy with a cash payment of $65 million and the issuance of Segregated Account Surplus Notes with a par value of $50 million.

During 2009, Ambac and Everspan terminated all reinsurance contracts with RAM Reinsurance Company, Swiss Reinsurance Company and all but one reinsurance contract with Radian Asset Assurance Inc. and MBIA Insurance Corporation. The terminations reflect a net recapture of approximately $22 billion of par. The economic result was net settlement payments to Ambac of $550 million. In connection with the terminations, Ambac recorded net gains of approximately $303 million and $316 million in the Consolidated Statement of Operations during the three and nine months ended September 30, 2009, respectively ($288.3 million and $299.4 million recorded in other income).

In the third quarter of 2009, Ambac (i) reduced a significant portion of exposure under a CDO of ABS transaction and (ii) commuted another CDO of ABS credit default swap transaction. These transactions resulted in the reduction of exposure by approximately $2.8 billion and combined cash payments by Ambac of approximately $745.6 million.

Net Premiums Earned. Net premiums earned for the three and nine months ended September 30, 2010 were $143.1 million and $435.3 million, respectively, a decrease of $95.3 million, or 40%, from $238.4 million for the three months ended September 30, 2009 and a decrease of $177.6 million, or 29%, from $612.9 million for the nine months ended September 30, 2009. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated. Normal net premiums earned for the nine months ended September 30, 2010 has been negatively impacted by (i) no new business since 2007;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(ii) the adoption of ASU 2009-17; and (iii) several structured finance transaction terminations, partially offset by an increase in net earnings due to reinsurance cancellations that were executed during 2009. As a result of the adoption of the new consolidations standard and the resulting consolidation of certain VIEs, ($0.8) million and $30.6 million of net premiums earned were not recognized in net premiums earned for the three and nine months ended September 30, 2010, respectively; rather, the total income statement results of such VIEs were recorded in income (loss) on variable interest entities. Normal net premiums earned exclude accelerated premiums. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below.

The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2010	2009	2010	2009
Public Finance	$44.4	$49.7	$134.6	$148.1
Structured Finance	42.4	54.0	126.5	169.8
International Finance	26.3	44.4	77.8	129.9

Total normal premiums earned	113.1	148.1	338.9	447.8
Accelerated earnings	30.0	90.3	96.4	165.1

Total net premiums earned	$143.1	$238.4	$435.3	$612.9

The following table provides a breakdown of accelerated earnings by market sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2010	2009	2010	2009
Public Finance	$13.4	$34.1	$46.9	$94.0
Structured Finance	2.0	5.9	8.3	15.4
International Finance	14.6	50.3	41.2	55.7

Total net accelerated premiums earned	$30.0	$90.3	$96.4	$165.1

Net Investment Income. Net investment income for the three and nine months ended September 30, 2010 was $69.8 million and $256.4 million, a decrease of 49% from $137.6 million in the three months ended September 30, 2009, and a decrease of 30% from $364.0 million in the nine months ended September 30, 2009. The declines in net investment income resulted from the lower invested asset base in 2010. Investment income for the three and nine months ended September 30, 2010 also reflected lower average yields than the comparable periods in 2009. The lower invested asset base in 2010 was driven by reductions in the portfolio to pay commutations on CDO of ABS transactions pursuant to the Settlement Agreement and RMBS claim payments, partially offset by cash flow from the collection of financial guarantee premiums, tax refunds, fees and coupon receipts on invested assets. The average yield of the portfolio in 2010 declined compared to 2009 as a result of changes in the portfolio mix as well as lower prevailing interest rates. Compared to 2009, the average long-term portfolio mix has shifted away from tax-exempt municipals toward higher yielding taxable municipals and corporate bonds. Floating rate RMBS securities purchased from the investment agreement business and Ambac insured securities purchased in the open market contributed significantly to investment income in both 2010 and 2009. These assets generally have higher yields than the portfolio as a whole as a result of cost-basis discounts from original purchase discounts or arising from subsequent impairment write-downs. Investment income related to these RMBS and Ambac insured securities represented a lower percentage of overall investment income for the three and nine months ended September 30, 2010 than the comparable periods in 2009. The lesser impact resulted from sales of certain RMBS and credit impairment of Ambac insured securities in connection with the commencement of the Segregated Account Rehabilitation Proceedings on March 24, 2010. The average book value of lower yielding short-term investments comprised a

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

slightly smaller percentage of the portfolio in the three months ended September 30, 2010 compared to third quarter 2009. However, yield comparisons were effected by the higher percentage of short-term asset in the portfolio for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, as the company increased liquidity in anticipation of the CDS Settlement Agreement which closed June 7, 2010.

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

Charges for other-than-temporary impairment losses were $6.6 million and $45.4 million for the three and nine months ended September 30, 2010, respectively, a decrease from $32.5 million and $1,452.7 million for the three and nine months ended September 30, 2009, respectively. Other-than-temporary impairments for 2010 reflect charges to write-down structured finance securities to fair value as a result of management’s intent to sell securities to meet liquidity needs as well as credit losses on securities guaranteed by Ambac Assurance. As further described in Note 1 to the Notes to the Unaudited Consolidated Financial Statements located in Item 1 of this Form 10-Q, on March 24, 2010, the OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses of $6.6 million and $31.4 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, management has not asserted an intent to sell any securities from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges. Other-than-temporary impairments for 2009 primarily reflect charges to write-down the amortized cost basis of residential mortgage-backed securities that management believed had experienced some credit impairment and/or intended to sell.

Net Realized Investment Gains. The following table provides a breakdown of net realized gains for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2010	2009	2010	2009
Net gains on securities sold or called	$0.9	$86.9	$73.9	$89.9
Foreign exchange gains	1.2	—	1.6	3.2

Total net realized gains	$2.1	$86.9	$75.5	$93.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Change in fair value of credit derivatives. The net change in fair value of credit derivatives was $9.4 million and $44.5 million for the three and nine months ended September 30, 2010, respectively, compared to $2,132.9 million and $3,679.7 million in the three and nine months ended September 30, 2009, respectively.

The net gain on change in fair value of credit derivatives for the three months ended September 30, 2010 was primarily due to amortization of the par outstanding on the underlying reference obligations and CDS fees earned during the quarter. The net gain for the nine months ended September 30, 2010 included an increase in the valuation adjustment to reflect Ambac’s own credit risk (see Note 11 of the Unaudited Consolidated Financial Statements for a description of the methodology used to determine this credit valuation adjustment) and gains from increases in reference obligation pricing in asset classes other than CDO of ABS, offset by the recognition of losses related to observable market value movements during the first quarter of $415.9 million on transactions included in the Settlement Agreement. The net gains on change in fair value of credit derivatives for the three and nine months ended September 30, 2009 were primarily the result of significantly wider Ambac Assurance credit spreads and improvement in the average pricing level of reference obligations other than CDO of ABS, partially offset by the negative effects of the internal credit rating downgrade of certain CDO of ABS transactions.

Realized gains (losses) and other settlements on credit derivative contracts were $4.9 million and ($2,762.5) million for the three and nine months ended September 30, 2010, respectively, compared to ($732.9) million and ($731.3) million for the three and nine months ended September 30, 2009, respectively. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements, including the CDO of ABS Settlement as further discussed in Note 1 to the Unaudited Consolidated Financial Statements, paid and payable where a formal notification of shortfall has occurred. Net realized gains (losses) for the three and nine months ended September 30, 2010 included $4.9 million and $27.0 million, respectively of net fees earned. Losses and settlements included in net realized gains (losses) for the three and nine months ended September 30, 2010 were $0.7 million and $2,789.0 million, respectively. Net realized gains (losses) for the three and nine months ended September 30, 2009 included loss and settlement payments of $745.7 million and $769.5 million respectively. Losses and settlements in all periods presented were associated primarily by various commutations or amendments of CDO of ABS transactions.

Unrealized gains (losses) on credit derivative contracts were $4.6 million and $2,807.0 million in the three and nine months ended September 30, 2010, respectively, compared to $2,865.8 million and $4,411.0 in the three and nine months ended September 30, 2009, respectively. The net unrealized gains (losses) in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above, adjusted for the reclassification of loss from unrealized to realized losses of $0.7 and $2,789.0 million for the three and nine months ended September 30, 2010, respectively, and $745.7 million and $769.5 million for the three and nine months ended September 30, 2009 respectively. The 2010 reclassification resulted primarily from the June 7, 2010 Settlement Agreement described above partially offset by $205.0 million on hedges of CDO of ABS exposures.

As with financial guarantee insurance policies, which are excluded from fair value accounting under the derivative accounting guidance literature, Ambac performs ongoing surveillance of credit derivatives. Similar to financial guarantee insurance policies, management estimates the amount of credit impairment at the balance sheet date. However, because credit derivatives are carried at fair value, credit impairment values on credit derivatives are not directly reflected in the GAAP financial statements. During the second quarter 2010, all CDS contracts that had been on management’s adversely classified list were terminated as part of the Settlement Agreement. There are no credit derivative exposures included on management’s adversely classified list and no estimated credit impairment on CDS contracts as of September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income. Other income for the three and nine months ended September 30, 2010 was $186.9 million and $100.7 million, respectively, compared to $268.8 million and $309.8 million for the three and nine months ended September 30, 2009, respectively. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees, and reinsurance settlement gains (losses). Other income for the three and nine months ended September 30, 2010 primarily resulted from the consolidated effect of terminating the reinsurance agreement between Ambac UK and Ambac Assurance for a net gain of $157.8 million. This gain resulted primarily from the recognition of foreign currency gains that, prior to the termination, were not reflected in certain of Ambac Assurance’s non-monetary assets or liabilities such as unearned premium reserves or deferred acquisition costs, since these non-monetary assets and liabilities were required to be recorded based on their historical foreign exchange rates. Additionally, other income for the three and nine months ended September 30, 2010 included the impact of the movement in the British Pound and Euro to US Dollar exchange rate upon premium receivables, resulting in a gain and loss of approximately $21.6 million and $39.2 million, respectively. Other income for the three and nine months ended September 30, 2009 primarily resulted from the termination of reinsurance contracts, resulting in net gains of $288.3 million and $299.4 million for the three and nine months ended September 30, 2009, respectively.

Income (loss) on variable interest entities. Income (loss) on variable interest entity activities for the three and nine months ended September 30, 2010 was $26.4 million and ($504.9) million, respectively, compared with $41.1 million for both the three and nine months ended September 30, 2009. Included within income (loss) on variable interest entities are income statement amounts relating to VIEs consolidated under the applicable consolidation accounting standards. The income for the three months ended September 30, 2010 reflects an increase in the fair value of VIE net assets, related primarily to revised estimates of future cash payments between the VIEs and Ambac’s insurance subsidiaries, which are eliminated in consolidation, and normal accretion of the time value discount on future cash flows. During the third quarter of 2010, estimated net future cash flows from the VIEs to Ambac under their financial guarantee contracts increased due to contractual premium rate changes on certain transactions and reduced estimates of guarantee loss payments. These transactions are included in management’s adversely classified list and are expected to require future claims payments under Ambac Assurance’s financial guarantee policies. Refer to Note 11 of the Consolidated Unaudited Financial Statements included in Part 1 of this Form 10-Q for further information on the impact of financial guarantee premium and loss payments on the estimated fair value of VIE assets Results for the first nine months of 2010 were also affected by the deconsolidation of many VIEs in March 2010. With the implementation of the new consolidation standard (ASU 2009-17), Ambac consolidated significantly more VIEs beginning January 1, 2010 (89 VIEs) as compared to 5 VIEs included in first nine month 2009 results, and accordingly amounts reported in 2010 are not comparable to amounts that were reported in 2009. Further, as a result of the Rehabilitation of the Segregated Account of Ambac Assurance, effective March 24, 2010 Ambac no longer has the unilateral power to direct the activities of certain previously consolidated VIEs that most significantly impact the VIEs economic performance. Accordingly, Ambac deconsolidated 49 VIEs, mostly RMBS transactions on March 24, 2010. The net loss related to these deconsolidated VIEs for the three and nine months ended September 31, 2010 was $0.0 million and $495.1 million, respectively. The loss upon deconsolidation primarily arises from re-establishment of the carrying value of insurance loss reserves and other insurance accounts which have an aggregate net liability balance at March 31, 2010 greater than the aggregate net liabilities of the VIEs which were carried at fair value. In the third quarter 2010, Ambac deconsolidated an additional VIE due to paydown of the VIE guaranteed debt and associated Ambac financial guarantee policy. The deconsolidation of this VIE did not result in any gain or loss. Refer to Note 3 of the Unaudited Consolidated Financial Statements included in Part 1 of this Form 10-Q for further information on the accounting for VIEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE as of the reporting date. Loss and loss expenses for the three and nine months ended September 30, 2010 were $165.4 million and $577.9 million, respectively, compared to $459.2 million and $2,429.9 for the three and nine months ended September 30, 2009, respectively. Losses for the three months ended September 30, 2010 were caused by deterioration in certain first-lien RMBS and student loans transactions and increased loss expense estimates related to loss mitigation and remediation strategies of the RMBS portfolio, partially offset by increased estimates in remediation recoveries on certain RMBS transactions. As a result of the new consolidations standard and the resulting consolidation of certain RMBS VIEs, ($40.7) million and $153.0 million of additional expected losses were not recognized in losses incurred in the three and nine months ended September 30, 2010; rather, the total income statement results of such VIEs were recorded in income (loss) on variable interest entities.

The following table summarizes the changes in the total net loss reserves for the nine months ended September 30, 2010 and the year-ended December 31, 2009:

($ in millions)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Loss reserves at December 31, 2009, net of Subrogation recoverable and reinsurance	$3,777.3
Impact of adopting ASU 2009-17(1)	(503.8)

Beginning balance of net loss reserves	3,273.5	$2,469.2
Provision for losses and loss expenses	577.9	2,766.6
Losses paid	(335.6)	(1,734.3)
Recoveries of losses paid from reinsurers	10.3	203.6
Other recoveries, net of reinsurance	70.1	72.2
Other adjustments (including foreign exchange)	3.2	—
Deconsolidation of certain VIEs(2)	546.7	—

Ending balance of net loss reserves	$4,146.1	$3,777.3

(1)	Refer to Note 3 of this Unaudited Consolidated Financial Statements for discussion of the new accounting standard.

(2)	Relates to VIEs where Ambac no longer has the unilateral power to direct the activities of the VIEs and, accordingly, Ambac deconsolidated the affected VIEs. Included here are VIEs that have insurance policies that were allocated to the Segregated Account.

The losses and loss expense reserves as of September 30, 2010 and December 31, 2009 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,395.5 million and $2,026.3 million, respectively. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 5 of the Unaudited Consolidated Financial Statements for further background information on the change in estimated recoveries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables provide details of net losses paid, net of recoveries received for the nine months ended September 30, 2010 and 2009:

($ in millions)	Nine Months Ended September 30, 2010(1)(2)	Nine Months Ended September 30, 2009
Net losses paid:
Public Finance	$16.4	$5.9
Structured Finance	214.9	923.8
International Finance	23.8	42.4

Total	$255.1	$972.1

(1)	As a result of the claim moratorium on the Segregated Account of Ambac Assurance by the Rehabilitator, $1,083.8 million of claims were presented and not paid in the nine months ended September 30, 2010.

(2)	Includes cash losses paid plus the fair value of surplus notes issued by the Segregated Account of Ambac Assurance.

At September 30, 2010, expected future claims to be presented (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $2,799.5 million. Included therein are amounts of $393.5 million, $476.0 million, $551.2 million, (1,284.3) million and $225.7 million for 2010, 2011, 2012, 2013, and 2014, respectively. These amounts are net of the previously mentioned representation and warranty breach recoveries totaling $2,503.2 million ($903.8 million and $1,599.4 million in 2011 and 2013, respectively).

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 5 of the Unaudited Consolidated Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and nine months ended September 30, 2010 were $38.0 million and $147.5 million, respectively, an increase of 35.8% from $28.0 million for the three months ended September 30, 2009 and an increase of 10.5% from $133.5 million for the nine months ended September 30, 2009. The increase in underwriting and operating expenses was primarily due to higher legal fees and premium taxes, partially offset by lower compensation expenses. Underwriting and operating expenses consist of gross underwriting and operating expenses, plus the amortization of previously deferred expenses and net reinsurance commissions received.

Interest Expense. Interest of $27.5 million and $34.4 million for the three and nine months ended September 30, 2010, respectively, relates to accrued interest on surplus notes issued by Ambac Assurance in connection with the June 7, 2010 Settlement Agreement with certain Counterparties and the settlement of a Segregated Account policy during the third quarter of 2010. Please see Note 1 to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion of the Surplus Notes issued by Ambac Assurance.

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

Revenues. The following table provides a breakdown of Financial Services revenues for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
Investment income	$8.4	$18.5	$26.6	$58.3
Derivative products	(78.4)	(222.5)	(207.6)	(280.9)
Other-than-temporary impairment losses	—	(11.7)	(3.1)	(283.9)
Net realized investment (losses) gains	0.5	28.1	67.7	142.3
Net change in fair value of total return swaps	—	6.9	—	18.6
Net mark-to-market gains (losses) on non-trading derivative contracts	—	(6.9)	(14.3)	0.8

Total Financial Services revenue	$(69.5)	$(187.6)	$(130.7)	$(344.8)

Investment Income. The decrease in investment income for the three and nine months ended September 30, 2010 was driven primarily by a smaller portfolio of investments in the investment agreement business. The portfolio decreased significantly, primarily as a result of sales of securities to fund repayment of investment agreements as Ambac’s investment agreement obligations were reduced from $1.4 billion at September 30, 2009 to $0.9 billion at September 30, 2010.

Derivative Products. The decreased losses in derivative product revenues for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 resulted primarily from significant termination losses and associated fair value adjustments which increased derivative liabilities in the third quarter of 2009, partially offset by lower mark-to-market losses in the third quarter of 2010 caused by declining interest rates during the period compared to the third quarter of 2009. Losses in derivative product revenues for the nine months ended September 30, 2010 were lower than for the comparable period of 2009 as a result of lower termination losses and positive valuation adjustments related to Ambac’s own credit risk, partially offset by higher mark-to-market losses caused by declining interest rates during the period.

Termination fees generally reflect the counterparties’ cost to replace Ambac on their swaps. These fees are realized upon the swap counterparties’ exercise of termination rights allowed by Ambac Assurance’s rating downgrades or upon negotiated settlements. The results for the three and nine months ended September 30, 2010 and 2009 also include fair value adjustments to reflect estimated swap replacement costs in the current market for swaps that remain in the portfolio. Losses arising from the excess of termination fees over mid-market swap values, including fair value adjustments on swaps remaining in the portfolio, totaled $0.2 million and $141.0 million for the three months ended September 30, 2010 and 2009, respectively. These termination related losses were $49.8 million and $204.6 million for the nine months ended September 30, 2010 and 2009, respectively. Many derivative counterparties retain the right to terminate contracts. The value of future terminations cannot be determined with certainty until such terminations occur. Accordingly, further termination losses may occur in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Beginning in the third quarter of 2009, Ambac’s financial services subsidiaries retained positive mark-to-market sensitivity to interest rate increases in the interest rate derivative portfolio and wrote offsetting intercompany swaps as a hedge against the floating rate exposure in the Financial Guarantee segment. This additional interest rate sensitivity resulted in losses of $93.2 million and $67.3 million included in derivative product results for the three months ended September 30, 2010 and 2009, respectively; and $263.4 million and $66.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses in the financial services investment portfolios were $0.0 million and $3.1 million for the three and nine months ended September 30, 2010, respectively, a decrease from $11.7 million and $283.9 million for the three and nine months ended September 30, 2009, respectively. Losses in 2009 are the result of write-downs on Alt-A residential mortgage backed securities held in the investment agreement investment portfolio that management believed had experienced some credit impairment and/or intended to sell.

Net Realized Investment Gains. The following table details amounts included in net realized investment gains for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2010	2009	2010	2009
Net gains (losses) on securities sold or called	$0.5	$28.0	$(5.8)	$21.4
Net gains on termination of investment agreements	—	0.1	73.5	120.9

Total net realized gains	$0.5	$28.1	$67.7	$142.3

Net Change in Fair Value of Total Return Swap Contracts. During 2009, Ambac terminated all remaining total return swaps. Net change in fair value of total return swaps resulted in gains of $6.9 million and $18.6 million for the three and nine months ended September 30, 2009, respectively. Results for 2009 reflect general credit spread tightening on the reference obligation bonds underlying the total return swaps.

Expenses. Expenses for the three and nine months ended September 30, 2010 were $7.4 million and $24.0 million, respectively, down 24% from $9.7 million in the three months ended September 30, 2009 and down xx% from $38.3 million in the nine months ended September 30, 2009. These declines stemmed primarily from reductions in interest expenses on outstanding investment agreements as the portfolio declined from $1.4 billion to $0.9 billion at September 30, 2009 and 2010, respectively.

Corporate and Other:

On July 16, 2010, Ambac completed the sale of its advisory services subsidiary, RangeMark Financial Services, Inc. (“RangeMark”) to the management of RangeMark, resulting in a loss of $0.5 million. Ambac will continue to contract with RangeMark for certain valuation services for a period of time. In October 2010, Ambac (Bermuda) Ltd. (“ABL”) requested and received permission from the Bermuda Monetary Authority to cancel ABL’s registration as a class 3 Bermuda Insurer. After approval of this application by the Bermuda Monetary Authority, $36.5 million was returned to Ambac.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income. Other income for the three and nine months ended September 30, 2010 was $0.1 million and $1.6 million, respectively, compared to $1.1 million and $33.3 million for the three and nine months ended September 30, 2009, respectively. Included with other income are (i) investment income from corporate investments, and (ii) RangeMark investment advisory, consulting and research services (prior to the sale in July 2010). Other income for the quarter and year-to-date ended September 30, 2009 primarily resulted from income generated from a VIE consolidated in 2009.

Net Realized (Losses)/Gains. Net realized (losses) gains for the three and nine months ended September 30 2010, were ($0.5) and $10.2 million, respectively. The net realized loss of ($0.5) million for the third quarter of 2010 represented the loss of the sale of RangeMark. Also included in the nine months ended September 30, 2010 are gains of $10.7 million from the extinguishment of $20.3 million of Ambac’s 9.375% debentures, due August 2011. These Ambac debentures were acquired when Ambac entered into a series of debt for equity exchanges with certain holders of Ambac’s common stock. Ambac recognized a gain on the extinguishment of these, debentures which was the difference between the fair value of the new shares issued less than the net carrying value of the debentures.

Interest Expense. Interest expense for the three and nine months ended September 30, 2010 was $29.9 million and $89.6 million, respectively, flat compared to $29.9 million and $89.6 million in the three and nine months ended September 30, 2009, respectively.

Corporate Expense. Corporate expense for the three and nine months ended September 30, 2010 was $13.7 million and $38.3 million, respectively, an increase of $7.7 million from $6.0 million for the three months ended September 30, 2009 and an increase of $31.6 million from $6.7 million in the nine months ended September 30, 2009. The increases are due to higher legal expenses, litigation provision, and the inclusion of RangeMark operating expenses of $0.1 million and $8.6 million for the three and nine months ended September 30, 2010, respectively. Additionally, we recorded a goodwill impairment of $4.0 million relating to Ambac’s investment in Range mark in the first nine months of 2010.

Provision for Income Taxes. Income taxes for the three and nine months ended September 30, 2010 were at an effective rate of 00.0% and 00.0%, respectively, compared to (1.6%) and (189.7%) for the three and nine months ended September 30, 2009, respectively. The increase in the effective tax rates for 2009 relates predominantly to the set up of a full deferred tax valuation allowance against ordinary losses. See Critical Accounting Estimates – Valuation Allowance on Deferred Tax Assets for further information.

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

As of September 30, 2010, Ambac Assurance reported statutory capital and surplus of approximately $911.9 million, compared to $801.9 million as of December 31, 2009. Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account, the Segregated Account which was formed on March 24, 2010, as well as Ambac Assurance’s equity investment in its subsidiaries. Statutory capital and surplus was positively impacted by the various commutations during the period, primarily the June 7, 2010 CDO of ABS settlement. Consideration for these settlements included both Surplus Notes of Ambac Assurance or the Segregated Account of Ambac Assurance and cash. As prescribed by OCI, the Surplus Notes are included in Ambac Assurance and the Segregated Account of Ambac Assurance’s statutory surplus at their par value. At September 30, 2010 Ambac Assurance has no remaining statutory impairments on its credit derivative portfolio.

Ambac Assurance recorded a statutory net loss for the nine months ended September 30, 2010. The primary drivers of the statutory net loss were (i) statutory loss and loss expenses related primarily to Ambac Assurance’s RMBS financial guarantee portfolio for both initial defaults and continued deterioration in previously defaulted credits; (ii) impairment losses related to Ambac Assurance’s CDO of ABS transactions which were commuted during the second quarter of 2010; and (iii) impairment losses within Ambac Assurance’s investment portfolio driven by reduced pricing on certain previously impaired RMBS securities. These negative drivers were partially offset by (i) revenues (primarily premiums earned and investment income) generated during the period and (ii) the net income impact relating to the commutation of the assumed reinsurance agreement with Ambac UK.

Statutory surplus is sensitive to: (i) further credit deterioration on the insured portfolio, (ii) first time payment defaults of insured obligations, which increases loss reserves, (iii) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (iv) reinsurance contract terminations at amounts that differ from net assets recorded, (v) reductions in the fair value of previously impaired investments or additional downgrades of the ratings on investment securities to below investment grade by the independent rating agencies, (vi) settlements of representation and warranty breach claims at amounts that differ for amounts recorded, or failures to collect such amounts, (vii) approval of the Plan of Rehabilitation and the issuance of Segregated Account Surplus Notes in settlement of presented and unpaid claims of the Segregated Account and (viii) defaults by reinsurers.

The significant differences from U.S. GAAP are that under SAP:

•

Loss reserves are only established for losses on guaranteed obligations that have already defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (currently discounted at 5.10% as prescribed by OCI). Under U.S. GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of U.S GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a risk-free discount rate, currently at 2.26%.

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

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by Ambac’s Chapter 11 Bankruptcy filing. The Chapter 11 Filing involves various restrictions on our activities, limitations on financing and the need to obtain Bankruptcy Court approval for various matters. As a result of the risks and uncertainties associated with the Chapter 11 Bankruptcy Filing, the value of our debt and securities is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the debt or other securities of Ambac. We believe the consummation of a successful restructuring under Chapter 11 of the Bankruptcy Code is critical to our continued viability and long term liquidity.

Ambac’s liquidity and solvency, both on a near-term basis (for the next twelve months) and a long-term basis, is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends; (ii) cash on hand, including the $36.5 million of capital returned from Ambac (Bermuda) Ltd in October 2010; (iii) external financing; (iv) the level of costs associated with the reorganization and (iv) the value of Ambac Assurance.

Based on the holdings of cash and investments management believes that Ambac will have sufficient liquidity to finance the cost of bankruptcy proceedings and a few years of operations post emergence from bankruptcy. However, no guarantee can be given that Ambac will have sufficient liquidity to finance its bankruptcy costs and/or emerge from bankruptcy with sufficient liquidity to operate over the long term. Ambac’s ability to satisfy its liquidity needs in bankruptcy and post emergence from bankruptcy will largely depend on its ability to timely and efficiently reach final agreement with major creditor groups concerning a plan of reorganization.

Ambac did not pay any dividends on its common stock in the nine months ended September 30, 2010.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on receipt of installment premiums on existing financial guarantees, principal and interest cash flows from investments, and the amount of required loss and commutation payments on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, repayment of affiliate loans, claim recoveries from reinsurers, RMBS subrogation recoveries and tax refunds. In 2010, Ambac Assurance received $443.9 million from tax refunds under the Worker, Homeownership and Business Assistance Act of 2009. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss and commutation payments on both insurance and credit derivative contracts, reinsurance premiums, and additional loans to affiliates. As a result of the Segregated Account Rehabilitation Plan, claim payments on policies allocated to the Segregated Account are not expected to be paid until the Segregated Account Rehabilitation Plan is approved. Insurance claims presented, during the period March 24, 2010 up to and including September 30, 2010, of $1,083.8 million for policies allocated to the Segregated Account have not yet been paid. If the Segregated Account Rehabilitation Plan as filed by the Rehabilitator on October 8, 2010 is confirmed by the Wisconsin courts, 25% of such claims presented will be paid in cash and 75% in Segregated Account Surplus Notes.

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $903.8 million and $1,599.5 million in 2011 and 2013, respectively. The amount of these subrogation recoveries is significant and if we’re unable to recover any amounts our future available liquidity to pay claims would be reduced.

An affiliate of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance is required to repay all amounts drawn under the liquidity facility. At September 30, 2010, $8.8 million was drawn on this liquidity facility; at September 30, 2010 the undrawn balance of the liquidity facility was $351.2 million.

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

•

As a consequence of Ambac Assurance’s ratings downgrades, in some of the transactions the lessees are currently obligated to replace Ambac Assurance as credit enhancer, subject to waivers granted by the lessors. Failure of the waivers to be renewed followed by a failure to replace Ambac could result in a lease event of default and the requirement for a lessee to make a termination payment upon a demand by the lessor. Portions of any termination payments may be funded from the liquidation of the related defeasance collateral (i.e. payment agreements, investment agreements and/or other securities). To the extent a lessee fails to make a required termination payment, Ambac may be required to make a surety bond payment, or a swap settlement, under its guarantee policy or credit default swap, as applicable. The payment required under the Ambac credit enhancement will be based on the difference between the termination amount and the value derived from the defeasance collateral. Following a payment, Ambac would then be entitled to settle a credit default swap with the lessee or exercise its reimbursement rights against the lessee. In such circumstances Ambac, through subrogation or ownership in the leased assets, would have the right, along with other remedies, to liquidate the leased assets.

At September 30, 2010, Ambac’s aggregate financial enhancement exposure related to leveraged lease transactions that contain Ambac rating downgrade triggering events at September 30, 2010 is $613 million. Ambac’s exposure to these termination or swap settlement payments, net of defeasance collateral, is $473 million.

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

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreements and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of September 30, 2010, $0.6 billion of contingent withdrawal investment agreements issued to CDOs remained outstanding, of which $0.02 billion were related to CDOs with primarily RMBS underlying collateral. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

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

Before selecting a course of action, Ambac evaluated its options based on the contractual terms of each investment agreement. Issues considered in making these decisions included the detailed collateral posting provisions (collateral type, posting amount), investment agreement characteristics (yield, tenor, expected and potential draw profile), as well as the characteristics of the related investment portfolio. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $966.2 million in connection with its outstanding investment agreements, including accrued interest, at September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac Financial Services, LLC provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services hedges most of the related interest rate and currency risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, Ambac Financial Services is required to post collateral to a swap dealer to cover unrealized losses. In addition, Ambac Financial Services is often required to post collateral in excess of the amounts needed to cover unrealized losses, often referred to as an independent amount. The downgrades of Ambac Assurance in 2009 triggered additional termination events which in some cases have resulted in additional collateral requirements and/or termination payments on Ambac’s Financial Services products. All Ambac Financial Services derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If terminations were to occur, it would generally result in a return of collateral to Ambac Financial Services in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, Ambac Financial Services will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require Ambac Financial Services to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral posted by Ambac Financial Services totaled $272.8 million, including independent amounts, under these contracts at September 30, 2010.

Additionally, Ambac Financial Services hedges part of its interest rate risk with financial futures contracts. This requires it to post margin with its futures clearing merchant. On September 30, 2010 this amount was $13.6 million.

Ambac Credit Products enters into credit derivative contracts. Ambac Credit Products was not required to post collateral under any of its contracts.

Balance Sheet. In 2010, total assets increased by approximately $12.4 billion, driven by (i) the changes to assets of consolidated variable interest entities ($15.9 billion); (ii) installment premium receipts on insurance and credit derivative transactions; and (iii) coupon payments on investment securities, partially offset by commutation payments, including the Settlement Agreement ($2.6 billion). As of September 30, 2010, stockholders’ deficit was $1.22 billion, as compared to $1.63 billion deficit at December 31, 2009. This change was primarily caused by improvements in fair value of investment securities during the period.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments, excluding VIE fixed income securities, at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$2,064.0	$2,190.5	$3,103.8	$3,205.5
Corporate obligations	893.2	931.7	859.8	841.2
Foreign obligations	114.1	121.1	158.5	167.7
U.S. government obligations	165.3	174.8	230.6	233.4
U.S. agency obligations	82.0	90.2	68.7	73.5
Residential mortgage-backed securities	1,236.3	1,447.7	1,644.5	1,738.8
Collateralized debt obligations	41.5	28.2	79.1	56.4
Other asset-backed securities	1,002.6	983.8	1,460.4	1,256.0
Short-term	617.8	617.8	962.0	962.0
Other	0.1	0.1	1.3	1.3

	6,216.9	6,585.9	8,568.7	8,535.8

Fixed income securities pledged as collateral:
U.S. government obligations	181.4	184.8	122.2	123.1
U.S. agency obligations	—	—	16.8	17.4
Residential mortgage-backed securities	9.1	9.6	25.4	26.9

	190.5	194.4	164.4	167.4

Total	$6,407.4	$6,780.3	$8,733.1	$8,703.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities, excluding VIE mortgage and asset-backed securities, at September 30, 2010 and December 31, 2009 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
September 30, 2010:
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$507.7	$244.4	$—	$752.1
U.S. Government Sponsored Enterprise Mortgages	132.4	303.2	—	435.6
RMBS – Second Lien	182.2	—	—	182.2
RMBS – First Lien – Sub Prime	69.6	—	—	69.6
Government National Mortgage Association	4.2	7.2	—	11.4
RMBS – First Lien – Prime	6.4	—	—	6.4

Total residential mortgage-backed securities	902.5	554.8	—	1,457.3

Other asset-backed securities
Military Housing	388.9	—	—	388.9
Credit Cards	—	274.4	—	274.4
Structured Insurance	115.6	—	—	115.6
Auto	—	63.8	—	63.8
Student Loans	16.0	38.4	—	54.4
Other	86.7	—	—	86.7

Total other asset-backed securities	607.2	376.6	—	983.8

Total	$1,509.7	$931.4	$—	$2,441.1

December 31, 2009
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$701.8	$214.9	$—	$916.7
U.S. Government Sponsored Enterprise Mortgages	157.3	379.8	—	537.1
RMBS – Second Lien	200.6	—	—	200.6
RMBS – First Lien – Sub Prime	47.2	—	—	47.2
Government National Mortgage Association	4.9	41.9	—	46.8
RMBS – First Lien – Prime	17.3	—	—	17.3

Total residential mortgage-backed securities	1,129.1	636.6	—	1,765.7

Other asset-backed securities
Military Housing	362.9	—	—	362.9
Student Loans	178.6	100.1	—	278.7
Credit Cards	62.0	277.6	—	339.6
Structured Insurance	126.0	—	—	126.0
Auto	—	47.0	—	47.0
Aircraft securitizations	5.2	—	—	5.2
Other	96.6	—	—	96.6

Total other asset-backed securities	831.3	424.7	—	1,256.0

Total	$1,960.4	$1,061.3	$—	$3,021.7

The weighted average rating of the mortgage and asset-backed securities is BBB and BBB+, as of September 30, 2010 and December 31, 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the fair value of non-agency residential mortgage-backed securities, excluding VIE non-agency residential mortgage-backed securities, by vintage and type at September 30, 2010:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
2003 and prior	$—	$1.0	$—	$2.9	$3.9
2004	26.6	3.7	—	1.5	31.8
2005	209.3	43.4	6.4	3.5	262.6
2006	210.6	94.8	—	48.0	353.4
2007	305.6	39.3	—	13.7	358.6

Total	$752.1	$182.2	$6.4	$69.6	$1,010.3

The following table summarizes, for all securities in an unrealized loss position as of September 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	September 30, 2010		December 31, 2009
($ in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$17.1	$0.4	$118.8	$4.1
7 – 12 months	—	—	—	—
Greater than 12 months	35.3	2.2	90.8	11.3

	52.4	2.6	209.6	15.4

Corporate obligations in continuous unrealized loss for:
0 – 6 months	—	—	182.1	9.0
7 – 12 months	1.2	—	—	—
Greater than 12 months	209.2	24.8	188.7	28.6

	210.4	24.8	370.8	37.6

Foreign obligations in continuous unrealized loss for:
0 – 6 months	—	—	21.0	0.5
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	5.0	0.7

	—	—	26.0	1.2

U.S. treasury obligations in continuous unrealized loss for:
0 – 6 months	—	—	68.1	1.5
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	68.1	1.5

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	1.4	—	4.3	0.1
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	1.4	—	4.3	0.1

Residential mortgage-backed securities in continuous unrealized loss for:
0 – 6 months	4.5	0.3	204.6	13.6
7 – 12 months	3.2	1.7	15.8	2.8
Greater than 12 months	125.1	44.0	129.0	79.7

	132.8	46.0	349.4	96.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	September 30, 2010		December 31, 2009
($ in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Collateralized debt obligation securities in continuous unrealized loss for:

0 – 6 months	—	—	—	—
7 – 12 months	—	—	4.5	3.7
Greater than 12 months	28.2	13.4	51.9	19.0

	28.2	13.4	56.4	22.7

Other asset-backed securities in continuous unrealized loss for:
0 – 6 months	6.1	—	272.9	30.1
7 – 12 months	23.3	4.4	107.5	12.9
Greater than 12 months	460.7	50.2	735.2	162.6

	490.1	54.6	1,115.6	205.6

Totals	$915.3	$141.4	$2,200.2	$380.2

Management has determined that the unrealized losses in fixed income securities at September 30, 2010 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities and a general increase in risk and liquidity premiums demanded by fixed income investors. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no unexpected principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $915.3 million that were in a gross unrealized loss position at September 30, 2010, below investment grade securities and non-rated securities had a fair value of $114.6 million and unrealized loss of $38.0 million, which represented 12.5% of the total fair value, and 26.9% of the unrealized loss as shown in the table above. Of the $2,200.2 million that were in a gross unrealized loss position at December 31, 2009, below investment grade securities and non-rated securities had a fair value of $114.4 million and an unrealized loss of $35.0 million, which represented 5.2% of the total fair value and 9.2% of the unrealized loss as shown in the above table.

During the three and nine months ended September 30, 2010 and 2009, there were other-than-temporary impairment write-downs in the Financial Guarantee and Financial Services investment portfolios. For the three months ended September 30, 2010, other-than-temporary write-downs in the Financial Guarantee and Financial Services segments were $6.6 million and $0.0 million, respectively. Other-than-temporary impairment charges to earnings in the three months ended September 30, 2010 were due to credit losses on securities guaranteed by Ambac Assurance. For the nine months ended September 30, 2010, other-than-temporary write-downs in the Financial Guarantee and Financial Services segments were $45.4 million and $3.1 million, respectively. As further described in Note 1 to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses as of September 30, 2010, since we own some of those securities in our investment portfolio. For the three months ended September 30, 2009, other-than-temporary impairment write-downs in the Financial Guarantee and Financial Services segments were $32.5 million and $11.7 million, respectively. For the nine months ended September 30, 2009 other-than-temporary write-downs in the Financial Guarantee and Financial Services segments were $1,452.7 million and $283.9 million, respectively. These impairments were primarily related to Alt-A residential mortgage-backed securities

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

which management believed had experienced some credit impairment and/or intended to sell as of September 30, 2009. As of September 30, 2010, management has not asserted an intent to sell any securities from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table provides the ratings distribution of the fixed income investment portfolio, excluding VIE fixed-income investments, at September 30, 2010 and December 31, 2009:

Rating (1)

	Financial Guarantee	Financial Services	Combined
September 30, 2010:
AAA	32%	66%	39%
AA	31	14	28
A	15	2	12
BBB	10	2	9
Below investment grade	12	16	12
Not Rated	<1%	—	<1%

	100%	100%	100%

December 31, 2009:
AAA	30%	70%	37%
AA	33	20	31
A	17	2	14
BBB	8	—	7
Below investment grade	12	8	11
Not Rated	<1%	—	<1%

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities, excluding VIE guaranteed securities, at September 30, 2010 and December 31, 2009:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating(1)
September 30, 2010
Financial Guarantee
National Public Finance Guarantee Corporation	$877.0	$83.8	$—	$—	$960.8	A+
Ambac Assurance Corporation	58.0	4.8	778.5	—	841.3	BB+
Assured Guaranty Municipal Corporation	419.8	95.3	21.7	—	536.8	A
Financial Guarantee Insurance Corporation	17.1	—	12.4	—	29.5	BBB
MBIA Insurance Corporation	—	19.2	6.8	—	26.0	BBB-
Assured Guaranty Corporation	—	—	15.3	—	15.3	D

Total	$1,371.9	$203.1	$834.7	$—	$2,409.7	A-

Financial Services
Assured Guaranty Municipal Corporation	$—	$57.6	$—	$—	$57.6	BBB
Assured Guaranty Corporation	—	—	28.4	—	28.4	B+

Total	$—	$57.6	$28.4	$—	$86.0	BB+

Corporate
Assured Guaranty Municipal Corporation	$24.5	$—	$—	$—	$24.5	AA-

Total	$24.5	$—	$—	$—	$24.5	AA-

December 31, 2009
Financial Guarantee
National Public Finance Guarantee Corporation	$1,546.0	$24.7	$—	$—	$1,570.7	A+
Ambac Assurance Corporation	53.8	22.9	745.9	1.2	823.8	BB
Assured Guaranty Municipal Corporation	630.7	86.7	28.1	—	745.5	A+
MBIA Insurance Corporation	—	17.7	10.8	—	28.5	BBB-
Financial Guarantee Insurance Corporation	16.0	—	22.5	—	38.5	BBB+
Assured Guaranty Corporation	—	—	16.2	—	16.2	D

Total	$2,246.5	$152.0	$823.5	$1.2	$3,223.2	A-

Financial Services
Assured Guaranty Municipal Corporation	$—	$54.8	$—	$—	$54.8	BBB
Assured Guaranty Corporation	—	—	27.0	—	27.0	BB

Total	$—	$54.8	$27.0	$—	$81.8	BBB-

Corporate
Assured Guaranty Municipal Corporation	$24.5	$—	$—	$—	$24.5	AA-

Total	$24.5	$—	$—	$—	$24.5	AA-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody’s. If unavailable, Ambac’s internal rating is used.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Taxes. On February 2, 2010, Ambac entered into a Tax Benefit Preservation Plan (the “Plan”) with Mellon Investor Services LLC, as Rights Agent. The Plan was adopted in an effort to protect Ambac’s valuable federal net operating losses (“NOLs”) under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

As of September 30, 2010, Ambac had NOLs amounting to approximately $7.6 billion. Ambac can utilize these tax attributes in certain circumstances to offset future U.S. taxable income and reduce Ambac’s U.S. federal income tax liability, which may arise even in periods when Ambac incurs a US GAAP accounting loss. However, Ambac’s ability to use the NOLs could be substantially limited if there were an “ownership change” as defined under Section 382 of the Code. In general, an ownership change would occur if certain ownership changes related to Ambac’s stock held by 5% or greater shareholders exceeded 50%, measured over a rolling up to three year period beginning with the last ownership change. These provisions can be triggered not only by new issuances and merger and acquisition activity, but by normal market trading, as well. The rights plan is designed to deter trading that would lead to the loss of Ambac’s valuable NOLs and the resulting reduction in shareholder value.

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

Cash Flows. Net cash used in operating activities was $2,164.8 million and $1,270.1 million during the nine months ended September 30, 2010 and 2009, respectively. Operating cash flows were negatively impacted by realized losses of $2.8 billion as a result of commutations entered into in 2010 (including the Settlement Agreement of CDO of ABS), partially offset the reduction in insurance losses paid as a result of the claim moratorium with respect to the rehabilitation of the Segregated Account ($1,083.8 million of claims presented but not paid in the first nine months of 2010). Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments, including payments under credit default swap contracts.

Net cash used in financing activities was $370.7 million and ($1,553.6) million during the nine months ended September 30, 2010 and 2009, respectively. Financing activities for the nine months ended September 30, 2010 included repayments of investment and payment agreements of $290.7 million and net cash collateral returned in connection with a CDO of ABS transaction that was commuted in 2010. Financing activities for the nine months ended September 30, 2009 included repayments of investment and payment agreements of $1,643.1 million, partially offset by proceeds from Ambac Assurance’s preferred stock issuance of $100 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash provided by investing activities was $2,493.2 million and $2,865.5 million during the nine months ended September 30, 2010 and 2009, respectively. These investing activities were primarily from sales and maturities of fixed income securities to meet operating cash flow needs.

Net cash (used in) provided by operating, investing and financing activities was ($42.4) million and $41.8 million during the nine months ended September 30, 2010 and 2009, respectively.

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

In 2009, Ambac made several changes to its risk management function to adapt to the economic crisis and its impact on the insured portfolio. The worsening of the economic crisis throughout 2008 and 2009 caused us to heighten our surveillance efforts on all exposures in financial guarantee insurance or credit derivative form, focusing on the identification of credits and asset types across the portfolio that were likely to experience increased stress or potential for losses. Staffing in all surveillance areas was increased to maintain an intensified emphasis on the oversight of vulnerable credits. The changes reorganized Ambac’s risk management function, to emphasize reducing firm-wide risk, and to improve recovery and remediation efforts. The risk management changes included making structural and process-related changes and resulted in an organizational structure designed around three major areas of focus: (1) Portfolio Risk Management and Analysis (“PRMG”); (2) Credit Risk Management (“CRM”) and (3) Risk Operations. In portfolio risk management, the primary focus is on surveillance, remediation and loss mitigation, where surveillance personnel perform periodic reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Proactive credit remediation can help secure rights and remedies which mitigate losses in the event of default. Credit risk management manages the decision making process for material decisions (e.g., rating / classification change, amendments, waivers and consents, execution of loss mitigation and de-risking initiatives, including workouts) and adversely classified credit reviews. In risk operations, the group is responsible for data and information management and establishing loss and loss expense reserves for non-derivative insurance policies and estimated impairments on credit derivative contracts. All risk management responsibilities are consolidated under the Chief Executive Officer, who updates the Audit and Risk Management Committee of the Board of Directors with respect to risk-related topics.

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

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. Ambac Assurance held letters of credit and collateral amounting to approximately $290.6 million from its reinsurers at September 30, 2010.

As of September 30, 2010, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $27,055 million. The largest reinsurer accounted for 6.3% of gross par outstanding at September 30, 2010. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at September 30, 2010 and its rating levels as of November 4, 2010:

	Standard & Poor’s		Moody’s		Percentage of total par ceded	Net unsecured reinsurance recoverable (in thousands)(2)
Reinsurers	Rating	Outlook	Rating	Outlook
Assured Guaranty Re Ltd (1)	AA	Stable	A1	Negative outlook	84.16%	$—
Assured Guaranty Corporation	AA+	Stable	Aa3	Negative outlook	7.82%	16,361
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Stable	7.78%	—
Other					0.24%	5,476

Total					100.00%	$21,837

(1)	According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

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

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate and currency swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and some excess interest rate sensitivity as an economic hedge against the effects of rising interest rates on Ambac’s financial guarantee exposures. The incremental interest rate sensitivity in the swaps business associated with this hedging position is such that, a 1 basis point decrease in US Libor would result in mark-to-market loss of approximately $2.0 million and $1.7 million at September 30, 2010 and December 31, 2009, respectively. Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac would experience a mark-to-market gain or loss of $0.1 million and $0.02 million at September 30, 2010 and December 31, 2009, respectively. For a 1 basis point parallel shift in USD Libor interest rates versus the US Treasury rate Ambac would experience a mark-to-market gain or loss of $0.05 million and $0.06 million at September 30, 2010 and December 31, 2009, respectively. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom (UKRPI). For a 1% change in UKRPI for all maturities Ambac would experience a mark-to-market gain or loss of $0.02 million and $0.02 million at September 30, 2010 and December 31, 2009, respectively. Each of the amounts above are presenting sensitivity (gain or loss) under the assumption that everything else remains unchanged. Actual changes in tax-exempt interest rates, UKRPI and US Libor vs. US Treasury, as well as changes in Libor curves for different currencies themselves are correlated. This correlation is taken into account when we produce VaR numbers based on historical changes of all interest rate risk components as discussed below.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the nine months ended September 30, 2010 and the year ended December 31, 2009, Ambac’s VaR, for its interest rate swap portfolio (which excludes hedges of the financial guarantee portfolio’s interest rate exposures) averaged approximately $3.9 million and $4.5 million, respectively. Ambac’s VaR ranged from a high of $6.5 million to a low of $1.9 million in the nine months ended September 30, 2010 and from a high of $6.5 million to a low of $2.2 million in the year ended December 31, 2009. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

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

The following table summarizes the par exposure outstanding and gross derivative liability balance related to credit derivatives as of September 30, 2010 by asset type:

($ in millions)	CLO	Other	Total
Par outstanding	$12,246	$8,126	$20,372
Credit derivative liability fair value	(81)	(152)	(233)

The following table summarizes the estimated change in fair values on the balance of Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at September 30, 2010:

Change in Underlying Spreads	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	(145)	(127)	(272)	(505)
250 basis point widening	(73)	(63)	(136)	(369)
50 basis point widening	(14)	(13)	(27)	(260)
Base scenario	—	—	—	(233)
50 basis point narrowing	14	13	27	(206)
250 basis point narrowing	66	54	120	(113)
500 basis point narrowing	79	83	162	(71)

Also included in the fair value of credit derivative liabilities is an Ambac credit valuation adjustment (“CVA”), which reflects management’s estimate of the fair value adjustment placed on Ambac’s insured obligation due to the market’s perception of Ambac’s ability to meet its obligations. Refer to Note 11 to the Unaudited Consolidated Financial Statements Part 1, Item 1 of this Form 10-Q for discussion of Ambac’s fair value measurements for credit derivatives, including the incorporation of Ambac’s CVA into the determination of fair value. The Ambac CVA has resulted in a $930 million reduction to the credit derivatives liability as of September 30, 2010, which represents an 80% adjustment to the fair value calculated without the effect of Ambac’s own credit risk. Each percentage point increase in the Ambac CVA would result in a corresponding decrease in the fair value of credit derivative liabilities by approximately $11.6 million.

Beginning in the second half of 2007 and continuing through 2009, credit spreads on certain fixed income securities held in our investment portfolio have widened substantially as the global credit crisis has moved into global recession. In particular, certain Alt-A residential mortgage backed securities originally rated triple-A and purchased at or near par value are valued at yields indicating spreads greater than 1,400 basis points over LIBOR as of September 30, 2010. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost bases of the securities. Cumulative reductions to fair value on Ambac’s investments in Alt-A securities held at September 30, 2010, including those recorded as adjustments to the amortized cost basis due to other-than-temporary impairment, total $0.7 billion. Future performance of the mortgages underlying these securities, as well as U. S. residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

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

(b)	Changes in Internal Controls Over Financial Reporting. There were no changes in Ambac’s internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Karthikeyan V. Veera v. Ambac Financial Group, Inc. et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010, and amended on September 7, 2010). Plaintiff, a former employee and participant in the Company’s Saving Incentive Plan (the “Plan”), asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Plan Administrative Committee, the Plan Investment Committee, the Compensation Committee of the Board of Directors of the Company, and a number of current and former officers of the Company. This action is purportedly brought on behalf of all persons, excluding defendants and their immediate families, who were participants in the Plan from October 1, 2006 through July 2, 2008 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding the Company’s financial condition. This ERISA action seeks, among other things, compensatory damages and attorneys’ fees. On October 20, 2010, all of the defendants named in the amended complaint moved to dismiss all of the claims in the amended complaint.

PART II – OTHER INFORMATION

County of Alameda et al. v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Contra Costa Complaint”); The Olympic v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Olympic Club Complaint”). The Contra Costa Complaint is brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Financial Group and Ambac Assurance, various other financial guaranty insurance companies and employees thereof, and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies. The actions allege that (1) Ambac and the other defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of the insurers’ respective exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac and the other financial guaranty insurance companies filed a demurrer seeking the dismissal of each of these complaints on September 17, 2010. The plaintiffs filed their opposition papers to the demurrer on October 22, 2010. The reply papers in support of the demurrer are due on November 19, 2010 with oral argument on the demurrer scheduled for December 14, 2010.

City of New Orleans v. Ambac Assurance Corporation, Ambac Financial Services, LLC, PaineWebber Capital Services, Inc. and UBS Securities LLC (United States District Court, Eastern District of Louisiana, Civil Action No. 08-3949). This action was brought by the City of New Orleans (“New Orleans”) against Ambac Assurance and Ambac Financial Services on July 17, 2008 in connection with Ambac Assurance’s participation in a New Orleans bond issue. New Orleans issued variable rate demand obligations (“VRDOs”), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDOs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Services with terms that mirrored those of the New Orleans/Paine Webber swap. On December 23, 2009, the City filed an Amended Complaint in which it seeks damages against Ambac Assurance and Ambac Financial Services alleging the following causes of action: (1) breach of written agreement for credit enhancement; (2) breach of financial guarantee policy; (3) error in the principal cause; (4) fraud in the inducement of contract; (5) negligent misrepresentation; (7) breach of policy/third-party beneficiary to policy agreement; (8) breach of the swap; (9) tortious interference with the swap; (10) tortious interference with remarketing agreement; and (11) detrimental reliance. On October 14, 2010, the Court approved a motion to dismiss all claims against Ambac Assurance and Ambac Financial Services.

NPS LLC v. Ambac Assurance Corporation (United States District Court, District of Massachusetts, filed on July 8, 2008). This action was brought by NPS LLC (“NPS”), the owner of Gillette Stadium, the home stadium of the New England Patriots, with respect to the termination of a financial guaranty insurance policy issued by Ambac Assurance with respect to auction rate bonds issued by NPS in 2006. Due to well-documented disruption of the auction rate securities market, the interest rate on the bonds floated to high levels and NPS therefore refinanced the bonds in a fixed rate

PART II – OTHER INFORMATION

financing without Ambac Assurance’s involvement. Pursuant to the insurance agreement between NPS and Ambac Assurance, NPS is obligated to pay a “make whole” premium to Ambac Assurance equal to the present value of the installment premiums that Ambac Assurance would have earned through 2017 if the bonds had not been redeemed (approximately $2.7 million). NPS alleged that it is not liable to pay the “make whole” premium because Ambac Assurance misrepresented its financial condition at the time the bonds were issued and that the alleged misrepresentations induced NPS to enter into the insurance agreement, thereby causing NPS to incur additional interest costs in connection with the bonds. NPS also alleged that Ambac Assurance was liable to NPS for the additional interest costs incurred by NPS which resulted from the disruption of the auction rate securities market. On February 25, 2010, the court granted Ambac Assurance’s motion for summary judgment as to all of NPS’s claims and Ambac Assurance’s counterclaim for the “make whole” premium and interest and costs. The parties are awaiting a determination by the court of the amount of Ambac Assurance’s legal fees that NPS will be required to pay. NPS has stated that it intends to appeal the grant of summary judgment in favor of Ambac Assurance.

City of Phoenix v. Ambac Assurance Corporation et al. (United States District Court, District of Arizona, filed on or about March 11, 2010). The parties stipulated to substitute Ambac Assurance Corporation for Ambac Financial Group as a defendant on July 30, 2010. Pursuant to the Court’s Scheduling Order, discovery is scheduled to be completed by October 3, 2011, with dispositive motions due by November 1, 2011. This action is brought by the City of Phoenix against Ambac Assurance and other financial guaranty insurance companies. The complaint alleges that the defendants sought to perpetuate the Rating Agencies’ “dual rating system”, and that the perpetuation of the “dual rating system” enabled the defendants to unfairly discriminate against the City of Phoenix in the pricing of bond insurance premiums.

Water Works Board of the City of Birmingham v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Northern District of Alabama, Southern Division, filed on November 10, 2009). This action alleged breach of contract, misrepresentation, deceit, suppression of truth and negligence. Plaintiff claims that, in connection with plaintiff’s purchase of a debt service reserve fund surety bond from Ambac Assurance in March 2007 with respect to its bond issue, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached a covenant to maintain its “AAA” ratings, thereby causing loss to plaintiff when it was required to replace the Ambac Assurance surety bond upon the downgrade of Ambac Assurance’s ratings. On April 1, 2010, the court granted defendants’ motion to dismiss all claims. The plaintiff has appealed the dismissal to the U.S. Court of Appeals for the Eleventh Circuit.

Baylor College of Medicine v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Southern District of Texas, Houston Division, filed on November 13, 2009). This action alleges breach of contract, violation of Texas insurance statute, negligent misrepresentation, fraud and fraudulent inducement. Plaintiff claims that, in connection with plaintiff’s purchase of a bond insurance policy with respect to its auction rate bond issue in November 2007, Ambac Assurance misrepresented its financial position and the stability of its “AAA” financial strength ratings in both public and nonpublic disclosures thereby causing loss to plaintiff. On March 15, 2010, defendants filed a motion to dismiss all of the plaintiff’s claims. Before the court decided defendants’ motion to dismiss, plaintiff agreed to the dismissal of the entire action with prejudice, which occurred on October 14, 2010.

The Confederated Tribes of the Warm Springs Reservation of Oregon v. Ambac Assurance Corporation (United States District Court, District of Oregon, Portland Division, filed on February 4, 2010). This action alleges breach of contract, tortious breach of the covenant of good faith and fair dealing, violations of Oregon securities and insurance statutes, and negligence. Plaintiff claims that, in

PART II – OTHER INFORMATION

connection with plaintiff’s purchase of a bond insurance policy with respect to its auction rate bond issue in October 2003, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting residential mortgage-backed securities and collateralized debt obligations that ultimately led to the loss of the “AAA” financial strength ratings. Ambac Assurance has moved to dismiss all of the plaintiff’s claims and the motion has been fully briefed and argued and is awaiting decision. In the meantime, the plaintiff has filed a second amended complaint, which Ambac Assurance will also move to dismiss.

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). Ambac Assurance commenced this action to recover $4,524 from the defendant on account of Ambac Assurance’s payment under a swap termination surety bond. The defendant has counterclaimed (as amended on June 12, 2010), alleging breach of contract, breach of the covenant of good faith and fair dealing, violations of California insurance statutes, fraud and promissory estoppel. Defendant claims that, in connection with defendant’s purchase of a bond insurance policy with respect to its variable rate bond issue in September 2005, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting risky structured obligations that ultimately led to the loss of the “AAA” ratings. Ambac Assurance has moved to dismiss all of the defendant’s counterclaims and that motion has been fully briefed.

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

PART II – OTHER INFORMATION

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

PART II – OTHER INFORMATION

Additional third parties have challenged the creation and rehabilitation of the Segregated Account and/or the allocation of their policies to the Segregated Account, including Deutsche Bank National Trust Co., Deutsche Bank Trust Co. Americas and U.S. Bank National Association, all in their capacities as trustees for securitization trusts, as well as PNC Bank, N.A., as servicer of a securitization trust, and ALL Student Loan Corp., Lloyds TSB Bank plc, Depfa Bank, plc, One State Street LLC, KnowledgeWorks Foundation and the Treasurer of the State of Ohio. The motion filed by PNC Bank was never briefed or decided, but the other challenges were rejected in an order filed on October 26, 2010. Several parties have sought to appeal from this order and additional appeals are expected.

Third, certain third parties filed motions seeking dissolution or modification of the court’s temporary injunction order on constitutional, statutory and common law grounds. These objectors include Bank of America, N.A., Bank of New York Mellon, Deutsche Bank National Trust Co., Deutsche Bank Trust Co. Americas, U.S. Bank National Association, and Wells Fargo Bank, N.A., all in their capacities as trustees for securitization trusts, as well as PNC Bank, N.A., as servicer of a securitization trust, and KnowledgeWorks Foundation, the Treasurer of the State of Ohio, Depfa Bank plc, and One State Street LLC. The motion filed by PNC Bank was never briefed or decided, but the other motions were denied in an order filed on October 26, 2010. Several parties have sought to appeal from this order and additional appeals are expected.

On October 8, 2010, the Commissioner filed a proposed Plan of Rehabilitation, Disclosure Statement, and other materials in support of his motion for confirmation of the proposed Plan of Rehabilitation. Objections to the Plan of Rehabilitation were due on November 8, 2010, and responses to these objections were filed on November 12, 2010. Hearings regarding whether to approve, disapprove, or modify the Plan of Rehabilitation are scheduled to begin on November 15, 2010.

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the “pay as you go” CDS contracts should be characterized as capital assets or that certain payments made with respect to the CDS contracts should be characterized as capital losses. Recently, the Internal Revenue Service opened an examination into certain issues related to Ambac Assurance’s tax accounting methods with respect to such CDS contracts and Ambac Assurance’s related characterization of such losses as ordinary losses. Although, as discussed above, Ambac Assurance believes these contracts are properly characterized as notional principal contracts, if the Internal Revenue Service today were to successfully assert, as a result of its examination, that these contracts should be characterized as capital assets or as generating capital losses, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes. On November 9, 2010, the Company and the IRS agreed to a stipulation on the record that provides that the IRS would give notice at least 5 business days prior to taking any action against the Company’s nondebtor subsidiaries in the consolidated tax group that would violate the State Court Injunction, whether or not in effect. The stipulation permits the status quo to be maintained from November 9, 2010 until a hearing on the preliminary injunction that the Company plans to seek under Bankruptcy Code section 105(a) barring assessment and collection of the 2003 through 2008 tax refunds by the IRS against the Company’s nondebtor subsidiaries in the consolidated tax group. On the same date, Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds.

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

In connection with Ambac’s efforts to seek redress for breaches of representations and warranties related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, it has filed the following lawsuits. Ambac Assurance Corporation v. EMC Mortgage Corporation (United States District Court, Southern District of New York, filed on November 5, 2008). On July 28, 2010, Ambac made a motion to amend the complaint to add allegations of fraudulent conduct on the part of EMC’s affiliate Bear, Stearns & Co., Inc. (now known as J. P. Morgan Securities Inc.), (and certain individual defendants) in addition to the breach of contract and indemnification and reimbursement claims against EMC filed in the original complaint. On August 5, 2010, defendants submitted a motion to seal the amended complaint. Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York, filed on January 12, 2010. Ambac has alleged breach of contract, fraudulent inducement, breach of implied duty of good faith and fair dealing, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp (n.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). Ambac has alleged breach of contract, fraudulent inducement, indemnification and reimbursement, breach of representations and warranties and has requested the repurchase of loans that breach representations and warranties as required under the contracts as well as damages and has asserted a successor liability claim against Bank of America.

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

Item 1A – Risk Factors

Ambac has updated its risk factors as previously disclosed in its Form 10-K for the year ended December 31, 2009. These risk factors should be read together with the risk factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009. References in the risk factors to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our” and “us” are to Ambac, Ambac Assurance Corporation, Everspan Financial Guarantee Corp., and Ambac Credit Products LLC as the context requires.

A long period of operations under Chapter 11 protection may harm our business.

As with any judicial proceeding, there are risks of unavoidable delay with a Chapter 11 proceeding and there are risks of objections from certain stakeholders, including objections from the holders of unsecured notes and any prepetition lenders that vote to reject a plan of reorganization. Any material delay in the confirmation of a plan, or the threat of rejection of the plan by the Bankruptcy Court, would not only add substantial expense and uncertainty to the process, but also would adversely affect our operations during this period.

So long as the Chapter 11 proceeding continues, our senior management will be required to spend a significant amount of time and effort working on the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Chapter 11 protection may also make it more difficult to attract and retain management and other key personnel necessary to effect a successful reorganization.

Furthermore, so long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. A prolonged continuation of the Chapter 11 proceedings may also require us to seek additional financing. If we require additional financing during the Chapter 11 proceedings and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, our assets and securities could become further devalued or worthless.

PART II – OTHER INFORMATION

Under the Bankruptcy Code, all debtors must obtain Bankruptcy Court approval to, among other things:

•	sell assets or engage in other actions outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	obtain financing secured by our assets.

In addition, if a trustee is appointed to operate us while in Chapter 11 bankruptcy, the trustee would assume control of our assets.

While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no guarantee can be given that it will be able to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of the Company pursuant to Chapter 7 of the Bankruptcy Code will occur. While Ambac’s NOLs could be used to offset income or gain realized prior to a completion of a liquidation, the NOLs would not be available following the liquidation or sale of Ambac’s assets. As a result, in the event of a Chapter 7 liquidation, Ambac is likely to be unable to utilize a substantial portion of its NOLs.

There is significant uncertainty as to how Ambac’s securityholders will be treated under any plan of reorganization.

To date, Ambac has been unable to agree to terms with an ad-hoc committee of certain senior debt holders in order to restructure its outstanding debt through a prepackaged bankruptcy proceeding. However, Ambac has agreed to a non-binding term sheet that will serve as a basis for further negotiations with the ad-hoc committee and that may allow Ambac to emerge from bankruptcy more expeditiously. Because a plan of reorganization (a “Reorganization Plan”) has not yet been agreed to, there is significant uncertainty as to how holders of Ambac’s securities will be treated under the Reorganization Plan. It is likely, however, that Ambac’s debtholders and creditors will receive all equity in the company.

There can be no assurance that the Bankruptcy Court will confirm a Reorganization Plan.

There can be no assurance that the Bankruptcy Court will conclude that a Reorganization Plan will satisfy all requirements necessary for confirmation by the Bankruptcy Court or that modifications of the Reorganization Plan will not be required for confirmation or that such modifications would not necessitate resolicitation of votes.

A Reorganization Plan will not be confirmed by the Bankruptcy Court unless it concludes that the Reorganization Plan “does not discriminate unfairly” and is “fair and equitable” with respect to certain classes in the Chapter 11 Filing.

In the event any impaired class of claims or equity interests does not accept a plan of reorganization, a bankruptcy court may nevertheless confirm such plan at the proponent’s request if at least one impaired class has accepted the plan (with such acceptance being determined without including the vote of any “insider” in such class), and as to each impaired class that has not accepted the plan, the bankruptcy court determines that the plan “does not discriminate unfairly” and is “fair and equitable” with respect to the dissenting impaired classes. Because certain classes in the Bankruptcy Filing will likely be deemed to reject any Reorganization Plan, these requirements must be satisfied with respect to such classes in the Bankruptcy Filing. If these classes assert that the Reorganization Plan does not meet these requirements, there is no assurance that the Bankruptcy Court will confirm the Reorganization Plan.

PART II – OTHER INFORMATION

Pursuit of litigation by the parties in interest could disrupt the confirmation of a Reorganization Plan and could have material adverse effects on our businesses and financial condition.

There can be no assurance that any of the parties in interest will not pursue litigation strategies to enforce any claims against us. Litigation is by its nature uncertain and there can be no assurance of the ultimate resolution of any such claims. Any litigation may be expensive, lengthy, and disruptive to our normal business operations and the Reorganization Plan confirmation process, and a resolution of any such strategies that is unfavorable to us could have a material adverse affect on the Reorganization Plan confirmation process or their respective businesses, results of operations, financial condition, liquidity or cash flow.

Historical financial information may not be comparable.

Following confirmation of a Reorganization Plan and the transactions contemplated thereby, our financial condition and results of operations from and after the effective date of the Reorganization Plan may not be comparable to the financial condition or results of operations reflected in our historical financial statements.

The occurrence of certain events could result in the initiation of delinquency proceedings against Ambac Assurance, with resulting adverse consequences to holders of Ambac securities.

Certain policyholders whose policies were allocated to the Segregated Account have filed objections in the Segregated Account Rehabilitation Proceedings challenging, inter alia, the establishment of the Segregated Account and the implementation of the Settlement Agreement. If such challenges are successful, OCI may determine that it is in the best interests of policyholders to initiate delinquency proceedings with respect to Ambac Assurance. Similarly, if negotiations among Ambac, the ad hoc committee of bondholders, OCI and the rehabilitator of the Segregated Account do not produce an agreement among the parties, Ambac (or its creditors) could take actions which would adversely affect Ambac Assurance and/or the Segregated Account. As such, OCI may determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to Ambac Assurance, either preemptively or in response to any such action. Finally, the incurrence of large losses in respect of policies in the general account of Ambac Assurance and other unknown contingencies (including disputes between Ambac and Ambac Assurance and/or the Segregated Account) might occur which would prompt OCI to initiate delinquency proceedings with respect to Ambac Assurance.

If, as a result of the occurrence of any such event(s), the OCI decides to initiate delinquency proceedings with respect to Ambac Assurance, adverse consequences may result, including, without limitation, the assertion of damages by counterparties (including mark-to-market claims with respect to insured transactions executed in ISDA format) and the acceleration of losses based on early termination triggers and the loss of control rights in insured transactions, thereby reducing the residual value of Ambac Assurance. Additionally, the rehabilitator would assume control of all of Ambac Assurance’s assets and management of Ambac Assurance. In exercising control, the rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac; such actions may result in material adverse consequences for Ambac’s securityholders. In addition, the initiation of delinquency proceedings against Ambac Assurance would further decrease the likelihood that OCI will permit Ambac Assurance to make dividend payments to Ambac.

PART II – OTHER INFORMATION

Characterization of losses on CDS portfolio as capital losses for U.S. federal tax purposes could result in a material assessment for federal income taxes.

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the “pay as you go” CDS contracts should be characterized as capital assets or that certain payments made with respect to the CDS contracts should be characterized as capital losses. As of September 30, 2010, Ambac had net operating losses (“NOLs”) amounting to approximately $7.6 billion for federal income tax purposes. Recently, the Internal Revenue Service opened an examination into certain issues related to Ambac Assurance’s tax accounting methods with respect to such CDS contracts and Ambac Assurance’s related characterization of such losses as ordinary losses. Although, as discussed above, Ambac Assurance believes these contracts are properly characterized as notional principal contracts, if the Internal Revenue Service today were to successfully assert, as a result of its examination, that these contracts should be characterized as capital assets or as generating capital losses, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes. Such assessments and reductions in net operating loss carryforwards would have a material adverse impact on our financial condition. Such assessments related to the tentative refunds may be made by the Internal Revenue Service at any time and, without prior notice to Ambac, pursuant to Internal Revenue Code section 6213(b). The Internal Revenue Service may then file a lien that attaches to Ambac’s property interests, including the property interests of any member of the consolidated tax group, and commence collection efforts. If these events occur, Ambac’s rehabilitation plan may be materially impacted and Ambac’s ability to effectively reorganize may be seriously jeopardized. On the same date, Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds.

The Ambac Assurance NOL (and certain other tax attributes or tax benefits of the Ambac Consolidated Tax Group) may be subject to limitation as a result of a the bankruptcy reorganization.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a “loss corporation” (generally, a corporation with NOLs and/or built-in losses) undergoes an “ownership change,” the amount of such corporation’s pre-ownership change NOLs that may be utilized to offset future taxable income generally is subject to an annual limitation (the “Annual Section 382 Limitation”). In general, the amount of the Annual Section 382 Limitation is equal to the product of (1) the fair market value of the stock of the corporation (or, in the case of a consolidated group, generally the stock of the common parent) immediately before the ownership change (with certain adjustments) and (2) the “long-term tax-exempt rate” in effect for the month in which the ownership change occurs (for example, 3.86 percent for an ownership change that occurs during November 2010). In general, an “ownership change” occurs if shareholders owning 5 percent or more of the corporation’s stock increase their ownership by greater than 50 percentage points over a three-year testing period.

As a result of the Bankruptcy Filing it is likely that Ambac would undergo an “ownership change” for purposes of section 382 of the Code as a result of implementation of a bankruptcy plan of reorganization. Ambac hopes to qualify under a special exception contained in section 382(l)(5) of the Code (the “L5 Exception”) in order to avoid an ownership change as a result of the implementation of the bankruptcy plan of reorganization; however, Ambac’s ability to qualify for such exception is subject to a number of factors, many of which are beyond our control. For example, extensive buying of Ambac’s debentures prior to a bankruptcy filing by persons who could hold 5 percent or more of the Ambac stock following a bankruptcy reorganization could prevent Ambac from qualifying for the L5 Exception. As such, it is possible that Ambac will not qualify for the L5 Exception.

PART II – OTHER INFORMATION

If Ambac does not qualify for the L5 Exception, the bankruptcy plan of reorganization will adversely impact the preservation of the Ambac Assurance NOL, and some or all of Ambac’s taxable income after the reorganization may be subject to tax.

Our inability to realize the remediation recoveries included in our loss reserves could adversely impact our liquidity and financial condition.

As of September 30, 2010, we have estimated subrogation recoveries of $2,395.5 million, an increase from $2,026.3 million as of December 31, 2009. The amount of the estimated recovery is included in our loss reserves. These recoveries are based principally on contractual claims arising from RMBS transactions which we have insured, and represent our estimate of the amount we will ultimately recover. However, our ability to recover these amounts is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take the actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover any amounts our stockholders’ deficit as of September 30, 2010 would increase from $1,217.6 million to $3,613.0 million.

The aggregate subrogation recoveries inherent in our loss reserves derives from contractual claims that we are pursuing with respect to certain RMBS transaction which we have insured. In these transactions, the sponsor of the insured RMBS transactions provided representations and warranties with respect to the securitized loans contemporaneous with the issuance of our financial guaranty insurance policy, relating to, among other things, the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Pursuant to the transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute any loan that breaches the representations and warranties. We are seeking to enforce our contractual rights to require the sponsors to repurchase loans which do not comply with the representations and warranties. To substantiate such claims, we have engaged mortgage underwriting consultants to conduct forensic re-underwriting of securitized mortgage loans and analyze whether such loan underwriting was in compliance with the representations and warranties provided by the sponsor. Where mortgage loans are noncompliant, we submit such loans to the sponsors for repurchase. In most cases, the sponsors have refused to repurchase such loans, and we have proceeded to initiate lawsuits seeking performance by the sponsors of their contractual obligations.

Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”) and (2) dollar amount of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization (“adverse sample approach”). We do not include estimates of consequential or punitive damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known.

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool. First, a “breach rate” was computed by dividing (i) the loans identified in sample as having breached representations and

PART II – OTHER INFORMATION

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

As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation, loss mitigation and efforts to recover losses in the Segregated Account, including recovery efforts in respect of breaches of representations and warranties by sponsors of Ambac-insured RMBS. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As a result, any efforts to remediate losses, and any actions taken by Ambac Assurance, are subject to the approval of the rehabilitator. In exercising such authority, the rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac. Decisions made by the rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders. In addition, we are not able to predict the impact such oversight will have on the remediation of losses, and, in particular, on our efforts to recover losses attributable to breaches of representations and warranties by sponsors of Ambac-insured RMBS and our ability to commute outstanding policies and repurchase surplus notes, nor whether the rehabilitator will pursue such remediation as vigorously as we have done in the past. In addition, as a result of the Segregated Account Rehabilitation Proceedings, certain key personnel have chosen to leave Ambac, and additional people may decide to leave. The loss of such personnel could adversely impact Ambac’s remediation efforts.

PART II – OTHER INFORMATION

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default and estimated remediation recoveries for, among other things, breaches by the issuer of representations and warranties. Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 5 of the Notes to our Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Over the past two years, our investment portfolio has been adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in the capital markets, including interest rate movements; downgrades of credit ratings of investment securities and/or financial guarantee insurers which insure investment securities; and foreign exchange movements which impact investment assets. At September 30, 2010, approximately 37% of our investment portfolio is insured by financial guarantors, including Ambac. At September 30, 2010, approximately 11% of our investment portfolio comprises “Alt-A” mortgage-backed securities. Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet” of this Quarterly Report on Form 10-Q, representing the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2010.

PART II – OTHER INFORMATION

The following table summarizes amortized cost and estimated fair value of investments at September 30, 2010:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Municipal obligations	$2,064,009	$129,098	$2,607	$2,190,500
Corporate obligations	893,210	63,350	24,812	931,748
Foreign obligations	114,125	6,951	—	121,076
U.S. government obligations	346,694	12,920	—	359,614
U.S. agency obligations	82,000	8,182	2	90,180
Residential mortgage-backed securities	1,245,389	257,951	46,023	1,457,317
Collateralized debt obligations	41,534	29	13,353	28,210
Other asset-backed securities	1,002,567	35,816	54,621	983,762
Short-term	617,748	—	—	617,748
Other	100	—	—	100

Total investments	$6,407,376	$514,297	$141,418	$6,780,255

To the extent we liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets may be sold at discounted prices which could be less than the September 30, 2010 fair values shown in the above table.

Prior to the rating agency actions on Ambac Assurance, Ambac Assurance managed its investment portfolio in accordance with rating agency standards for a AAA-rated insurance company. As a result of the significant declines in Ambac Assurance’s financial strength ratings, it is no longer necessary to comply with the strict investment portfolio guidelines of a AAA-rated company. Therefore, Ambac Assurance has decided to invest a portion of its investment portfolio in lower-rated securities in order to increase the investment return on its portfolio. However, the investment in lower-rated securities and “alternative assets” could expose Ambac to increased losses on its investment portfolio in excess of those described above and/or decrease the liquidity of the insured portfolio. In addition, Ambac Assurance’s investment policies are subject to certain covenants made for the benefit of the Segregated Account and, as included in the Settlement Agreement, for the benefit of the Counterparties. Further, Ambac Assurance’s investment policies are subject to oversight by the rehabilitator pursuant to contracts entered into between Ambac Assurance and the Segregated Account and, therefore, such policies may change. Any such changes could adversely impact the performance of the investment portfolio.

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory guidelines. The following table summarizes Ambac’s repurchase program during the third quarter of 2010 and shares available at September 30, 2010:

	Total Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 2010	37,616	$0.65	37,616	3,052,452
August 2010	—	$—	—	3,052,452
September 2010	2,126	$0.51	2,126	3,050,326

Third quarter 2010	39,742	$0.64	39,742

(1)	Shares repurchased during the third quarter 2010 were for the settlement of tax withholding amounts due for settling awards under Ambac’s long-term incentive plans.

From January 1, 2010 through November 4, 2010, Ambac did not repurchase any shares of its Common Stock in the open market under its stock repurchase program.

PART II – OTHER INFORMATION

Item 6 – Exhibits

The following are annexed as exhibits:

Exhibit Number	Description

10.1	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products, LLC, Ambac Financial Group, Inc and the parties listed on Schedule A thereto.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Interim order pursuant to Sections 105(a), 362, and 541 of the bankruptcy code establishing procedures for certain transfers of equity interests in and claims against the debtor and scheduling a final hearing.

99.2	Interim order pursuant to Sections 105(a), 362, 363, and 364 of the bankruptcy code and bankruptcy rules 6003 and 6004 (i) authorizing debtor to continue using existing cash management system and bank accounts and honor related prepetition obligations, (ii) extending debtor’s time to comply with section 345(b) of the bankruptcy code, and (iii) scheduling a final hearing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc. (Registrant)

Dated: November 15, 2010	By:	/S/ DAVID TRICK
David Trick
Senior Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products, LLC, Ambac Financial Group, Inc and the parties listed on Schedule A thereto.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Interim order pursuant to Sections 105(a), 362, and 541 of the bankruptcy code establishing procedures for certain transfers of equity interests in and claims against the debtor and scheduling a final hearing.

99.2	Interim order pursuant to Sections 105(a), 362, 363, and 364 of the bankruptcy code and bankruptcy rules 6003 and 6004 (i) authorizing debtor to continue using existing cash management system and bank accounts and honor related prepetition obligations, (ii) extending debtor’s time to comply with section 345(b) of the bankruptcy code, and (iii) scheduling a final hearing.