Form 10-K
period 2010-12-31
AMBAC FINANCIAL GROUP INC
filed 2011-03-16
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-10777

Ambac Financial Group, Inc.

(DEBTOR-IN-POSSESSION as of November 8, 2010)

(Exact name of Registrant as specified in its charter)

Delaware	13-3621676
(State of incorporation)	(I.R.S.employer identification no.)
One State Street Plaza New York, New York	10004
(Address of principal executive offices)	(Zip code)

(212) 668-0340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 per share	None(a)
5.875% Debentures, Due March 24, 2103	None(a)
5.95% Debentures, Due February 28, 2103	None(a)
9.50% Equity Units, Due February 15, 2021	None(a)

Securities registered pursuant to Section 12(g) of the Act: None

(a) On December 17, 2010, the New York Stock Exchange filed Forms 25 to delist and deregister the Company’s securities, which deregistration under Section 12(b) shall be effective on March 17, 2011.

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2010 was $192,435,130.04 (based upon the closing price of the Registrant’s shares on the New York Stock Exchange on that date, which was $0.67). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

As of March 1, 2011, 302,428,811 shares of Common Stock, par value $0.01 per share, (net of 5,587,953 treasury shares) were outstanding.

Documents Incorporated By Reference

Information required by Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K will be either incorporated by reference from Ambac Financial Group, Inc.’s Proxy Statement or included in an amendment to this Annual Report on Form 10-K.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In this Annual Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may”, or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac Financial Group, Inc. (“Ambac” or the “Company”) management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) a plan of reorganization under Chapter 11 will not be confirmed; (2) if Ambac is not successful in filing a plan of reorganization under Chapter 11, it is likely it would have to liquidate pursuant to Chapter 7; (3) the impact of the bankruptcy proceeding on the holders of Ambac securities; (4) the unlikely ability of Ambac Assurance Corporation (“Ambac Assurance”) to pay dividends to Ambac in the near term; (5) litigation between Ambac and Ambac Assurance regarding the allocation of net operating losses (“NOLs”) and other claims could reduce the overall value of the Company; (6) adverse events arising from the Segregated Account Rehabilitation Proceedings, including the injunctions issued by the Wisconsin rehabilitation court to enjoin certain adverse actions related to the Segregated Account being successfully challenged as not enforceable; (7) litigation arising from the Segregated Account Rehabilitation Proceedings; (8) decisions made by the rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders; (9) potential of a full rehabilitation proceeding against Ambac Assurance, with resulting adverse impacts; (10) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries included in our reserves; (11) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (12) risks relating to determination of amount of impairments taken on investments; (13) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (14) market spreads and pricing on insured collateralized loan obligations (“CLOs”) and other derivative products insured or issued by Ambac; (15) Ambac’s financial position and the Segregated Account Rehabilitation Proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (16) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (17) credit risk throughout our business, including credit risk related to residential mortgage-backed securities, CLOs, public finance obligations and large single exposures to reinsurers; (18) the risk that reinsurers may dispute amounts owed us under our reinsurance agreements; (19) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (20) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (21) factors that may influence the amount of installment premiums paid to Ambac, including the imposition of the payment moratorium with respect to claims payments as a result of Segregated Account Rehabilitation Proceedings; (22) changes in prevailing interest rates; (23) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance, to the portion of our credit enhancement business which is executed in credit derivative form; (24) changes in accounting principles or practices that may impact Ambac’s reported financial results; (25) legislative and regulatory developments; (26) operational risks, including with respect to internal processes, risk models, systems and employees; (27) changes in tax laws, tax disputes and other tax-related risks; (28) other factors described in the Risk Factors section in Part I, Item 1A of Ambac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (29) other risks and uncertainties that have not been identified at this time.

Part I

Item 1.	Business.

INTRODUCTION

Ambac Financial Group, Inc., headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Ambac Assurance is Ambac’s principal operating subsidiary. Ambac Assurance is a financial guarantee insurer whose financial strength was formerly rated triple-A by each of the major rating agencies and which provided financial guarantees and financial services to clients in both the public and private sectors around the world.

The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio and the resulting downgrades of Ambac Assurance’s financial strength ratings have prevented it from being able to write new business. An inability to write new business will negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends, and as a result Ambac’s liquidity, has been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account (as hereinafter defined and described in more detail below) and by the terms of the Settlement Agreement (as hereinafter defined). Refer to “2010 Overview” located in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of Ambac’s bankruptcy, the creation and rehabilitation of the Segregated Account and the Settlement Agreement with the counterparties of CDO of ABS transactions.

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (via the pursuit of recoveries in respect of paid claims, commutations of policies and repurchases of surplus notes issued in respect of claims) and maximizing the return on its investment portfolio. Ambac does not currently anticipate generating any new business. The execution of such strategy with respect to Segregated Account Policies will be subject to the authority of the rehabilitator of the Segregated Account to control the management of the Segregated Account. In exercising such authority, the rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the rehabilitator could impair Ambac’s ability to execute the foregoing strategy.

BUSINESS SEGMENTS

Ambac has two reportable business segments: Financial Guarantee and Financial Services. Each of these businesses is conducted by Ambac Assurance and/or its subsidiaries and is therefore subject to control of, or oversight by the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). Ambac is no longer originating or competing for new business and is currently managing the runoff of these portfolios.

Ambac provided financial guarantee insurance for public and structured finance obligations solely through the insurance operations of Ambac Assurance and its wholly owned subsidiary, Ambac Assurance UK, Ltd (“Ambac UK”). Ambac also has another wholly-owned subsidiary, Everspan, it had intended to reactivate for purposes of writing financial guarantee business; however, this effort was postponed indefinitely due to our inability to raise third party capital. While Ambac Assurance historically had AAA financial strength ratings, its ratings have been downgraded multiple times, beginning in 2008. Ambac Assurance currently has a Caa2 financial strength from Moody’s and has requested and received a withdrawal of its ratings from S&P. As described above, our activities in these sectors has been limited to loss mitigation and the recovery of residual value in Ambac Assurance as a result of the deterioration of Ambac Assurance’s financial condition. As such, the following descriptions of the Financial Guarantee and Financial Services segments relate to the existing portfolios in those segments.

Through its financial services subsidiaries, Ambac provided financial and investment products, including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. As of December 31, 2009, all total return swaps were terminated and settled. The interest rate swap and investment agreement businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, restructurings and hedges, assignments and scheduled amortization of contracts.

Financial information concerning our business segments for each of 2010, 2009 and 2008 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Form 10-K. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222.

Financial Guarantee Segment

The financial guarantee segment includes financial guarantee insurance and other credit enhancement products, such as credit derivatives. Generally, financial guarantee insurance provides an unconditional and irrevocable guarantee which protects the holder of a debt obligation against non-payment when due. Pursuant to such guarantees, Ambac Assurance and its subsidiaries make payments if the obligor responsible for making payments fails to do so when scheduled. In some cases, the insured obligations permitted counterparties to assert mark-to-market termination claims; however, the assertion of any such mark-to-market claims has been enjoined by the rehabilitation court. See “2010 Overview” in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 for further information.

In addition to the guarantees described above, Ambac Assurance has underwritten transactions which expose the company to risks which may not be limited to credit risk, such as market risk, natural disaster risk, mortality or other property and casualty type risk characteristics.

Ambac Assurance derives financial guarantee revenues from: (i) premiums earned from insurance contracts; (ii) net investment income; (iii) revenue from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) amendment and consent fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 and Note 18 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information. Prior to the discontinuance of the issuance of new financial guarantees, premiums for financial guarantees were received either upfront (typical of public finance obligations) or on an installment basis from the cash flows generated by the underlying assets (typical of structured finance obligations). Despite writing no material new business, Ambac continues to collect premiums on its existing portfolio of guarantees that pay premiums on an installment basis.

Risk Management

The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategies, surveillance and remediation of the financial guarantee portfolio (including through the pursuit of recoveries in respect of paid claims, commutations of policies and repurchases of surplus notes issued in respect of claims). These activities are integral to Ambac’s principal business strategy going forward to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions and maximizing the return on its investment portfolio. As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. The rehabilitator operates the Segregated Account through a management services contract executed between Ambac Assurance and the Segregated Account pursuant to which the Risk Management group provides all surveillance, remediation and loss mitigation services to the Segregated Account.

Furthermore, by virtue of the contracts executed between Ambac Assurance and the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, the following discussion of Ambac’s risk management practices is qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices.

Starting in 2008, Ambac’s risk management function has evolved significantly in order to adapt to the economic crisis and its impact on the insured portfolio (the insured portfolio in this discussion refers to both Segregated Account policies and Ambac Assurance policies). The economic crisis required us to heighten our surveillance efforts on all exposures, focusing on the identification of credits and asset types across the portfolio that were likely to experience increased stress or potential for losses. Staffing in all surveillance areas has been enhanced commensurate with this intensified emphasis on the oversight of vulnerable credits. Ambac has reorganized its risk management function, with the primary focus on reducing firm-wide risk and made structural and process-related changes resulting in an organizational structure designed around major areas of focus: (1) Portfolio Risk Management and Analysis (“PRMG”); and (2) Credit Risk Management (“CRM”). The senior managers within the risk management groups report directly to the Chief Executive Officer (“CEO”) and regularly inform and update the Audit Committees of the Boards of Directors of Ambac and Ambac Assurance with respect to risk-related topics in the insured portfolio.

Portfolio Risk Management and Analysis

In portfolio risk management, the focus is on surveillance, remediation, loss mitigation and risk reduction. Risk Management personnel perform periodic surveillance reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. The monitoring activities are designed to detect deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely impact the portfolio. Active surveillance enables PRMG to track single credit migration and industry credit trends. In some cases, PRMG will engage internal or external workout experts or attorneys and other consultants with appropriate expertise in the targeted loss mitigation to assist management in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.

Analysts review, on a regular and ad hoc basis, credits in the book of business. Risk-adjusted surveillance strategies have been developed for each bond type with review periods and scope of review based upon each bond type’s inherent risk profile. The risk profile is assessed regularly in response to our own experience and judgments or external factors such as the current market crisis. The focus of the surveillance review is to assess performance, identify credit trends and recommend appropriate credit classifications, ratings and changes to a transaction or bond type’s review period. If a problem is detected, the group focuses on loss mitigation by recommending appropriate action and working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac Assurance’s exposure to potential loss. Those credits that are either in default or have developed problems that eventually may lead to a default, claim or loss are tracked closely by the appropriate surveillance team and discussed at regularly scheduled meetings with CRM (see discussion following on “Credit Risk Management”).

In structured transactions, including structured public finance transactions, Ambac often is the control party as a result of insuring the transaction’s senior class or tranche. The control party may direct specified parties, usually the trustee, to take or not take certain actions following contractual defaults or trigger events. Control rights and the scope of direction and remedies vary considerably among our insured transactions. Because Ambac Assurance is party to and/or has certain rights in documents supporting transactions in the insured portfolio, Ambac Assurance frequently receives requests for amendments, waivers and consents (“AWCs”). As discussed below under “Credit Risk Management”, members of Ambac Assurance’s Risk Management personnel review, analyze and process all requests for AWCs. As a part of the Segregated Account Rehabilitation Proceedings, the rehabilitation court enjoined parties to preserve Ambac’s pre-rehabilitation control rights that could otherwise have lapsed or been compromised.

Surveillance for collateral dependent transactions, including, but not limited to, residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), and student loan transactions, focuses on review of the underlying asset cash flows and, if applicable, the performance of servicers or collateral managers. Ambac Assurance generally receives periodic reporting of transaction performance from issuers or trustees. Analysts review these reports to monitor performance and, if necessary, seek legal or accounting advice to assure that reporting and application of cash flows comply with transaction requirements.

Proactive credit remediation can help to reduce exposure and/or reduce risk in the insured portfolio by securing rights and remedies, both of which help to mitigate losses in the event of default. The emphasis on reducing risk is centered on reducing enterprise-wide exposure on a prioritized basis.

Cross-functional teams have been established within PRMG to promote the active mitigation and/or targeted remediation of the insured portfolio. Examples of such teams include teams of professionals focused on 1) RMBS servicing surveillance and transfer, 2) the review and enforcement of contractual representations and warranties in RMBS policies and 3) the analysis, restructuring and commutation of Segregated Account policies. The establishment and purview of cross-functional teams is targeted to address our highest risk exposures. Members of such teams work with both internal and external experts in the pursuit of risk reduction on all fronts.

The RMBS servicing surveillance team focuses on servicer oversight and remediation, with an immediate focus on active remediation of servicing in the mortgage-backed sector. Analysts monitor the performance of transaction servicers through a combination of (i) regular servicer reviews; (ii) compliance certificates received from servicer management; (iii) independent rating agency information; and (iv) a review of servicer financial information. Servicer reviews typically include a review of the collection, default management and quality control processes. In addition, Ambac Assurance may require a back-up servicer or require “term-to-term” servicing which provides for limited, renewable servicing terms in order to provide greater flexibility regarding the servicing arrangements of a particular transaction.

In some transactions Ambac Assurance has the right to direct a transfer of servicing to an alternative servicer, subject to certain conditions. The decision to exercise this right is made based on various factors, including an assessment of the performance of the existing servicer as outlined above, and an assessment of whether a transfer of servicing may improve the performance of the collateral. Ambac Assurance assesses potential transferee servicers through on-site servicer reviews and reviews of servicer financial information. Accordingly, Ambac Assurance has developed relationships with preferred servicers in the residential mortgage backed-sector. Preferred servicers are selected via a formalized servicer review process that determines, among other key factors, the servicer’s ability and willingness to actively manage intense and proven loss mitigation activities on RMBS. On selected distressed or high risk RMBS, Ambac Assurance may decide to exercise its rights to direct the transfer of servicing to a preferred servicer. The transfer of servicing is done with the objectives of (i) minimizing deal losses and distress levels by deploying targeted and enhanced loss mitigation programs; (ii) increasing visibility to Ambac Assurance of all servicing activities that impact overall deal performance; and (iii) better aligning the servicer’s financial interest to the performance of the underlying deal through the utilization of performance based incentives. Ambac Assurance believes that the improved loss mitigation activities, alignment of interests and close monitoring of the preferred servicers constitute credible means of minimizing risks and losses related to selected Ambac Assurance insured RMBS.

A team of professionals has also been established to focus on recoveries from sponsors where Ambac Assurance believes that a material breach of representations and warranties has occurred with respect to certain RMBS policies. The team monitors monthly performance of the RMBS insured portfolio and uses criteria to determine which transactions to pursue with regard to such recoveries. The team engages experienced consultants to perform the re-underwriting of loan files and consult with internal and external legal counsel with regard to loan putbacks as well as settlement and litigation strategies (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Representation and Warranty Breaches by RMBS Transaction Sponsors for further discussion on this topic).

The cross-functional restructuring team focuses on the analysis and prioritization of policies in the Segregated Account to target and execute risk reduction and commutation strategies. Analysis provided by this team may include assistance and guidance in model development and modeling, market, credit and data analysis and document review.

Credit Risk Management

CRM manages the decision process for all material matters that affect credit exposures within the insured portfolio. The scope of credit matters under the purview of CRM includes amendments, waivers and consents, remediation plans, credit review scheduling, adverse credit classification and below investment grade rating designations, adversely classified credit reviews, sector reviews, and overall portfolio review scheduling. The decision process may involve a review of structural, legal, political and credit issues and also includes determining the proper level of approval, which varies based on the nature and materiality of the matter.

Adversely Classified Credit Review

Credits that are either in default or have developed problems that eventually may lead to a default, claim or loss are tracked closely by the appropriate surveillance team and discussed at meetings with CRM. Adversely classified credit meetings include members of CRM and appropriate senior management, surveillance and legal analysts, as necessary. A summary of the adversely classified credits and trends is also provided to Ambac’s and Ambac Assurance’s Boards of Directors on a quarterly basis. As part of the review, relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification is considered. Internal and/or external counsel generally reviews the documents underlying any problem credit and, if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. The review schedule for adversely classified credits is tailored to the remediation plan to track and prompt timely action and proper internal and external resourcing.

Amendment, Waiver and Consent Review / Approval

The decision to approve or reject AWCs on an issue is based upon certain credit factors, such as the issuer’s ability to repay the bonds and the bond’s security features and structure. Members of Ambac Assurance’s Risk Management group review, analyze and process all requests for AWCs. All AWCs are initially screened for materiality in the surveillance groups. Material AWCs are within the purview of CRM, as discussed above. Non-material AWCs require the approval of at least a surveillance analyst and a portfolio risk manager. For material AWCs, CRM has established minimum requirements that may be modified to require more or varied signatures depending upon the matter’s complexity, size or other characteristics.

Ambac Assurance assigns internal ratings to individual exposures as part of the AWC process and at surveillance reviews. These internal ratings, which represent Ambac Assurance’s independent judgments, are based upon underlying credit parameters consistent with the exposure type.

Financial Guarantees in Force

The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2010 and December 31, 2009. Guaranteed net par outstanding includes the exposures of policies that insure VIEs consolidated in accordance with ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprise Involved with Variable Interest Entities:

($ in billions)	December 31, 2010	December 31, 2009
Public Finance	$199.4	$223.2
Structured Finance	73.8	114.7
International Finance	45.7	52.5

Total net par outstanding	$318.9	$390.4

Included in the above net par exposures at December 31, 2010 are $18,766 of exposures underwritten under credit derivative execution, primarily CDO exposures. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of CDO exposures. Please also refer to “2010 Overview” located in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a description of the Settlement Agreement with respect to CDO of ABS and certain other CDO-related obligations.

Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market.

U. S. Public Finance Insured Portfolio

Ambac’s portfolio of U.S. Public Finance exposures is $199 billion, representing 63% of Ambac’s net par outstanding as of December 31, 2010. U.S. Public Finance consists of U.S. municipal issuances, including general obligations, lease and tax-backed obligations, health care, housing, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as toll road and bridge financings, public transportation financings, stadium financings, military housing and student housing. Public finance obligations are generally supported by either the taxing authority of the issuer or the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services. See Note 15 to the Consolidated Financial Statements, located in Part II, Item 8 of this Form 10-K for exposures by bond type as of December 31, 2010.

The table below shows our ten largest Public Finance exposures, by repayment source, as a percentage of total Financial Guarantee net par outstanding at December 31, 2010:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
California State—GO	A	$3,094	1.0%
New Jersey Transportation Trust Fund Authority—Transportation System	A+	2,062	0.6%
Washington State—GO	AA	1,873	0.6%
NYS Thruway Authority, Highway & Bridge Revenue	AA-	1,694	0.5%
Bay Area Toll Authority, CA Toll Bridge Revenue	AA-	1,670	0.5%
MTA, NY, Transportation Revenue (Farebox)	A	1,447	0.5%
New Jersey Turnpike Authority Revenue	A	1,266	0.4%
Massachusetts School Building Authority, MA, Sales Tax Revenue—GO	AA	1,248	0.4%
Massachusetts Commonwealth—GO	AA	1,228	0.4%
Los Angeles Unified School District, CA—GO	AA-	1,126	0.4%

Total		$16,708	5.3%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

U.S. Structured Finance and Asset-Backed Insured Portfolio

Ambac’s portfolio of U.S. Structured Finance exposures is $74 billion, representing 23% of Ambac’s net par outstanding as of December 31, 2010. Insured exposures include securitizations of mortgage loans, home equity loans, auto loans, student loans, leases, operating assets, CDOs and other asset-backed financings, in each case where the majority of the underlying collateral risks is situated in the United States. Additionally, Ambac’s Structured Finance insured portfolio encompasses both secured and unsecured debt issued by investor-owned utilities. Included within the operating asset sector are securitizations of aircraft, rental cars, shipping container and rail car fleets, franchise fees, pharmaceutical royalties, and intellectual property. See Note 15 to the Consolidated Financial Statements, located in Part II, Item 8 in this Form 10-K for exposures by bond type as of December 31, 2010.

Structured finance exposures generally entail three forms of risks: (i) asset risk, which relates to the amount and quality of the underlying assets; (ii) structural risk, which relates to the extent to which the transaction’s legal structure and credit support provide protection from loss; and (iii) servicer risk, which is the risk that poor performance at the servicer or manager level contributes to a decline in cash flow available to the transaction. Ambac Assurance seeks to mitigate and manage these risks through its Risk Management practices.

Structured securities are usually designed to help protect the investors and, therefore, the guarantor from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets. The servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to a trustee for the benefit of the issuer. One potential issue is whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or stayed from remitting to investors cash collections held by it or received by it after the servicer or the originator becomes subject to bankruptcy or insolvency proceedings. Another potential issue is whether the originator sold ineligible assets to the securitization transaction that subsequently deteriorated, and, if so, whether the originator has the willingness or financial wherewithal to meet its contractual obligations to repurchase those assets out of the transaction. Structural features of a transaction, such as control rights that are typically held by the senior note holders, or guarantor in insured transactions, will impact the extent to which underlying asset performance affects the performance of the securities.

The following table presents the top five servicers by net par outstanding, for global structured finance exposures:

Servicer	Bond Type	Net Par Outstanding
($ in millions)
Countrywide Home Loans.	Mortgage-backed	$8,624
PHEAA	Student Loans	$4,169
GMAC Mortgage, LLC	Mortgage-backed	$3,679
Wells Fargo Bank.	Mortgage-backed	$3,149
Specialized Loan Servicing, LLC	Mortgage-backed	$2,628

Structured Finance includes the credit enhancement of CDOs and CLOs. These transactions involve the securitization of a portfolio of corporate bonds, corporate loan obligations and/or asset-backed securities. In June 2010, all CDO of ABS transactions, which included substantial exposure to residential mortgages, were settled. Please refer to “U. S. Residential Mortgage-Backed Securities Exposures” below for further discussion. Please also refer to “2010 Overview” located in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a description of the Settlement Agreement with respect to CDO of ABS and certain other CDO-related obligations.

The table below shows our ten largest Structured Finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2010:

	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
($ in millions)
Private Commercial Asset-Backed Transaction	BBB+	$2,159	0.7%
CDO of ABS < 25% MBS	A+	2,031	0.6%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	BIG	1,663	0.5%
Iowa Student Loan Liquidity Corporation Revenue Bonds	BIG	1,497	0.5%
Vermont Student Assistance Corporation Revenue Bonds	BIG	1,377	0.4%
Private Commercial Asset-Backed Transaction	AA	1,266	0.4%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1	BIG	1,105	0.3%
The National College Student Loan Trust 2007-4	BIG	1,052	0.3%
The National College Student Loan Trust 2007-3	BIG	1,031	0.3%
Ballantyne Re Plc	BIG	900	0.3%

Total		$14,081	4.3%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. “BIG” denotes credits deemed below investment grade (e.g. below BBB-).

International Finance Insured Portfolio

Ambac’s portfolio of International Finance insured exposures is $46 billion, representing 14% of Ambac’s net par outstanding as of December 31, 2010. Ambac’s existing International Finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, asset-securitizations, CDOs, utility obligations, and whole business securitizations (e.g. securitizations of substantially all of the operating assets of a corporation). In emerging markets, Ambac had focused on future cash flow transactions from top tier issuers (structured transactions secured by U.S. Dollar and Euro cash flows generated from exports or payment remittances) and, to a more limited extent, on domestic securitizations. See Note 15 to the Consolidated Financial Statements, located in Part II, Item 8 in this Form 10-K for exposures by bond type as of December 31, 2010.

When underwriting transactions in the international markets, Ambac considered the specific risks related to the particular country and region that could impact the credit of the issuer. These risks include the legal and political environment, capital market dynamics, foreign exchange issues, and the degree of governmental support. Ambac continues to address these risks through its ongoing credit risk management.

Ambac UK, which is regulated in the United Kingdom, had been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the United Kingdom and the European Union with $27 billion of par outstanding at December 31, 2010. Geographically, Ambac UK’s exposures are principally in the United Kingdom, continental Europe, Australia and Japan. In 2009, Ambac UK’s license to issue new business was curtailed by the United Kingdom Financial Services Authority, Ambac UK’s regulator (the “FSA”). Following the AUK Commutation Agreement as discussed in the “2010 Overview” located in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K, there is no portfolio risk transfer from Ambac UK to Ambac Assurance, nor does Ambac Assurance have any capital support obligation of Ambac UK. The portfolio of insured exposures underwritten by Ambac UK is now financially supported entirely by Ambac UK on a standalone basis.

The table below shows our largest International Finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2010:

($ in millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	A+	$2,084	0.7%
Telereal Securitisation plc	A+	1,761	0.6%
Romulus Finance s.r.l	BIG	1,505	0.5%
Punch Taverns Finance plc-UK Pub Securitisation	BBB+	1,303	0.4%
Channel Link Enterprises	BBB-	1,154	0.4%
Aspire Defense Finance plc	BBB-	1,141	0.4%
Regione Campania	A-	1,084	0.3%
Powercor Australia	A-	1,045	0.3%
Ostregion Investmentgesellschaft NR 1 SA	BBB-	994	0.3%
Dampier to Bunbury Natural Gas Pipeline	BBB	916	0.3%

Total		$12,987	4.2%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. “BIG” denotes credits deemed below investment grade (e.g. below BBB-)

Additional Insured Portfolio Statistics:

Ambac Assurance underwrote and priced financial guarantees based on the assumption that the guarantees would remain in force until the expected maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on par in force at December 31, 2010 is approximately 13 years. The 13 year average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. No assumptions are made for future refundings of guaranteed issues.

U.S. Residential Mortgage-backed securities exposure

RMBS portfolio exposures included in financial guarantee insurance portfolio

Ambac has exposure to the U.S. mortgage market through direct financial guarantees of RMBS. Ambac insures tranches issued in RMBS, including transactions that contain risks to first and second-liens. The following tables provide current gross par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Gross Par Outstanding At December 31, 2010 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$123.7	$714.5	$7.5
2002	58.7	653.1	76.1
2003	39.7	1,002.9	564.9
2004	1,399.4	517.2	873.8
2005	1,413.9	1,182.0	2,863.3
2006	3,586.1	862.9	2,276.4
2007	4,049.8	559.8	3,359.9

Total	$10,671.3	$5,492.4	$10,021.9

% of Total MBS Portfolio	35.7%	18.4%	33.6%

	Gross claim liability, before Subrogation Recoveries At December 31, 2010 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$3.0	$6.7	$—
2002	0.1	9.4	—
2003	2.5	—	—
2004	326.2	1.9	0.7
2005	406.2	85.3	556.2
2006	1,634.0	220.2	697.6
2007	675.0	119.6	697.8

Total	$3,047.0	$443.1	$1,952.3

	Gross Subrogation Recoveries At December 31, 2010 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$—	$—	$—
2002	—	—	—
2003	—	—	—
2004	(90.7)	—	—
2005	(180.3)	—	(23.2)
2006	(710.6)	—	(140.1)
2007	(926.5)	(221.0)	(124.6)

Total	$(1,908.1)	$(221.0)	$(287.9)

	Percent of Related RMBS Transactions’ Gross Par At December 31, 2010
Internal Ambac Credit Rating(2)	Second Lien	Sub-prime	Mid-prime(1)
AAA	0%	5%	2%
AA	<0.1%	4%	5%
A	2%	9%	6%
BBB(3)	2%	2%	1%
Below investment grade(3)	96%	80%	86%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2010, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(3)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac’s below investment grade category includes transactions on which we are currently paying claims.

RMBS exposure in collateralized debt obligations

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of December 31, 2010 and December 31, 2009:

Business Mix by Net Par	December 31, 2010		December 31, 2009
	Net Par	Percentage	Net Par	Percentage
($ in billions)
High yield corporate (CLO)	$14.7	80%	$21.2	48%
CDO of ABS > 25% MBS(2)	—	—	16.7	38
CDO of ABS < 25% MBS	0.5	3	2.6	6
Market value CDOs	1.5	8	1.6	4
Other	1.5	9	2.0	4

Total	$18.2	100%	$44.1	100%

Ambac Ratings by Net Par(1)	December 31, 2010		December 31, 2009
	Net Par	Percentage	Net Par	Percentage
($ in billions)
AAA	$2.1	12%	$4.2	9%
AA	9.9	54	17.0	39
A….	5.7	31	3.8	9
BBB	0.2	1	1.8	4
Below investment grade(2)	0.3	2	17.3	39

Total	$18.2	100%	$44.1	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2010, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees
(2)	As a result of the Settlement Agreement with certain Counterparties Ambac commuted all of the remaining CDO of ABS exposures that were BIG. Refer to Note 1 to the Consolidated Financial Statements for further discussion of the Settlement Agreement.

Auction Rate Securities and Variable Rate Demand Obligations:

Fixed income securities issued in the US bond market include fixed and variable rate bonds. Included within the variable rate bond category are Auction Rate Securities (“ARS”) and Variable Rate Demand Obligations (“VRDO”). The following table sets forth Ambac Assurance’s financial guarantee net par exposure outstanding, by bond type, relating to such variable rate securities at December 31, 2010 and December 31, 2009:

Total ARS and VRDO Net Par

	December 31, 2010 Total	December 31, 2009 Total
($ in millions)
Lease and Tax-backed	$2,246	$2,539
General Obligation	978	1,237
Utility	534	1,130
Transportation	2,179	2,327
Healthcare	1,603	2,385
Student Loans	7,331	10,167
Investor-owned utilities	3,906	4,921
Other	1,796	1,928

Total	$20,573	$26,634

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

For student loan VRDO transactions, Ambac Assurance is required to purchase any outstanding VRDO from the Liquidity Providers at the end of the Term-Out period for the par amount of the bonds. All student loan VRDO transactions insured by Ambac Assurance have been purchased by the Liquidity Providers and, as such, Ambac Assurance has obligations to purchase, at par, outstanding VRDOs at par coming due in 2013, 2015 and 2018 in the amounts of $493.0 million, $68.3 million, and $175.1 million, respectively. Ambac Assurance’s purchase obligation in 2013, 2015 and 2018 will depend on many factors, including the successful execution of loss mitigation strategies, changes in interest rates, performance of the underlying collateral, the deterioration of the asset base and/or any amortization of the VRDO.

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

For Ambac Assurance insured ARS and VRDO transactions that have been unable to refinance, the higher debt service costs have resulted in decreased debt service ratios and/or the erosion of first loss and/or other credit enhancements that are subordinate to Ambac Assurance’s risk position (such as excess spread). Through December 31, 2010, Ambac Assurance paid gross claims in the amount of $61 million on these transactions. This included approximately $13 million for certain student loan ARS transactions that were restructured in 2010, which resulted in the elimination of certain ARS policies. Ambac has established gross loss reserves of approximately $688 million for ARS and VRDO transactions, which is net of expected recoveries. Ambac continues to actively review the credit implications of this additional issuer stress and its impact to our internal credit ratings and loss reserves as necessary.

Issue Size

Ambac Assurance’s financial guarantee exposure in the U.S. public finance market reflects the historical emphasis on issues guaranteed with an original par amount of less than $50 million. U.S. Structured Finance and International Finance transactions generally involved larger transaction sizes. The following table sets forth the distribution of Ambac Assurance’s guaranteed portfolio as of December 31, 2010 with respect to the original size of each guaranteed issue:

Original Par Amount	Number of Issues	% of Total Number of Issues	Par Amount as of December 31, 2010
			Amount Outstanding	% of Total
Less than $10 million	6,714	54%	$24,540	8%
$10-less than 50 million	3,809	30	59,783	19
$50-250 million	1,521	12	102,196	32
Greater than $250 million	533	4	132,335	41

Total	12,577	100%	$318,854	100%

Geographic Area

The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2010:

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ in millions)
Domestic:
California	$39,210	12.3%
New York	20,944	6.6
Florida	15,910	5.0
Texas	14,776	4.6
New Jersey	10,415	3.3
Illinois	9,351	2.9
Massachusetts	6,576	2.1
Pennsylvania	6,036	1.9
Colorado	5,786	1.8
Washington	5,710	1.8
Mortgage and asset-backed	37,493	11.8
Other states	100,941	31.6

Total Domestic	273,148	85.7

International:
United Kingdom	22,215	7.0
Australia	6,292	2.0
Italy	3,674	1.1
Austria	999	0.3
Turkey	848	0.3
Internationally diversified	7,793	2.4
Other international	3,885	1.2

Total International	45,706	14.3

Grand Total	$318,854	100%

Mortgage and asset-backed obligations includes guarantees with multiple locations of risk within the United States and is primarily comprised of residential mortgage and asset-backed securitizations. Internationally diversified is primarily made up of CDOs which include significant components of U.S. exposure.

Exposure Currency:

The table below shows the distribution by currency of Ambac Assurance’s guaranteed portfolio as of December 31, 2010:

Currency	Net Par Amount Outstanding in Base Currency	Net Par Amount Outstanding in U.S. Dollars
($ in millions)
U.S. Dollars	279,016	$279,016
British Pounds	13,782	21,497
Euros	8,278	11,068
Australian Dollars	5,752	5,877
Other	3,763	1,396

Total		$318,854

Ratings Distribution

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at December 31, 2010 and December 31, 2009 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at December 31, 2010 and December 31, 2009. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio(1)

	December 31, 2010	December 31, 2009
AAA	1%	2%
AA	23	24
A	43	41
BBB	19	18
BIG	14	15

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Summary of Below Investment Grade Exposure

Bond Type	December 31, 2010	December 31, 2009
($ in millions)
Public Finance:
Transportation	$1,175	$1,113
Health care	259	307
General obligation	234	280
Tax-backed	531	317
Other	1,345	939

Total Public Finance	3,544	2,956

Structured Finance:
CDO of ABS > 25% RMBS	—	16,718
Mortgage-backed and home equity – first lien	12,836	13,477
Mortgage-backed and home equity – second lien	10,121	12,050
Auto Rentals	1,270	2,849
Student loans	11,044	3,910
Enhanced equipment trust certificates	430	473
Mortgage-backed and home equity – other	369	584
Other CDOs	100	523
Other	1,662	2,106

Total Structured Finance	37,832	52,690

International Finance:
Airports	1,505	1,498
Other	922	1,210

Total International Finance	2,427	2,708

Total	$43,803	$58,354

The decrease in CDO of ABS greater than 25% RMBS resulted from execution of the Settlement Agreement in June 2010. Refer to “2010 Overview” in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 for a description of the Settlement Agreement with respect to CDO of ABS and certain other CDO-related obligations. The decrease in mortgage-backed and home equity (first and second-liens) below investment grade exposures is primarily the result of principal pay-downs. The increase in student loan below investment grade exposures was due to deterioration in private student loan collateral performance and the failed debt structures for the ARS & VRDO exposures which exposes these transactions to interest rate risk. The decrease on other structured finance obligations is primarily related to the commutation of a film-securitization transaction. The increase in Public Finance is primarily related to deterioration of certain military housing and tax backed transactions.

Commitments to Issue Future Guarantees

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (consisting of both insurance and credit derivatives) of $5.9 billion at December 31, 2010. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 80% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. Moreover, as a consequence of the Segregated Account Rehabilitation Proceedings and the terms of the Settlement Agreement, it is unclear whether such new policies could be issued. Accordingly, the $5.9 billion of commitments outstanding at December 31, 2010 do not necessarily reflect actual future obligations. Additionally, due to Ambac Assurance’s current financial position, most commitments are unlikely to be exercised.

Ceded Reinsurance

Ambac Assurance has reinsurance in place pursuant to treaty and facultative reinsurance agreements. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses. The following table shows the distribution, by bond type, Ambac Assurance’s ceded guaranteed portfolio at December 31, 2010:

Bond Type	Ceded Par Amount Outstanding	% of Gross Par Ceded
($ in millions)
Public Finance:
Lease and tax-backed revenue.	$6,001	8%
General obligation	4,704	9
Utility revenue	2,791	10
Transportation revenue	2,817	12
Higher education	1,628	10
Housing revenue	1,127	10
Health care revenue	854	8
Other	154	4

Total Public Finance	20,076	9

Structured Finance:
Mortgage-backed and home equity	337	1
Other CDOs	18	—
Student loan	1,818	14
Investor-owned utilities	903	8
Asset-backed and conduits	1,005	9
Other	351	11

Total Structured Finance	4,432	6

Total Domestic	24,508	8

International Finance:
Investor-owned and public utilities	1,082	9
Asset-backed and conduits	321	3
Sovereign/sub-sovereign	31	—
Other CDOs	64	1
Transportation	252	4
Mortgage-backed and home equity	15	1
Other	—	—

Total International Finance	1,765	4

Grand Total	$26,273	8%

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance required collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance to foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $312.9 million from its reinsurers at December 31, 2010. Refer to Item 7A – Risk Management for further discussion on insured par ceded, credit ratings of our reinsurance counterparties and unsecured reinsurance balances.

Assumed Reinsurance:

The majority of Ambac Assurance’s assumed reinsurance contracts were cancelled in 2009. At December 31, 2010, the remaining assumed par outstanding was $439.5 million. On March 24, 2010, all assumed reinsurance agreements with third parties were allocated to the Segregated Account, which will not allow for further cancellations without the approval of the Rehabilitator.

Rating Agencies

Ambac Assurance’s financial strength ratings have been downgraded several times since 2008; it now has a Caa2 financial strength rating with a developing outlook from Moody’s. Moody’s rating refers to Ambac Assurance general account obligations and excludes obligations allocated to the segregated account.

In 2010 Ambac Assurance requested that S&P withdraw its ratings. Ambac Assurance’s request was predicated by a review of the value of such rating relative to the cost. Ambac continues to evaluate the relative merits of maintaining a Moody’s rating and may decide to similarly request a withdrawal of such rating.

Insurance Regulatory Matters

Ambac Assurance and Everspan are domiciled in the State of Wisconsin and, as such, are subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”) and are regulated by the OCI. In addition, Ambac Assurance and Everspan are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed. Ambac Assurance is licensed in all other 49 states, the District of Columbia, the Commonwealth of Puerto Rico, the territory of Guam and the U.S. Virgin Islands and Everspan is licensed in all states other than Virginia, the District of Columbia and the Commonwealth of Puerto Rico. Under Wisconsin insurance law, the Segregated Account is a separate insurer for purposes of the Segregated Account Rehabilitation Proceedings. As such, the Segregated Account is not separately licensed or regulated, but it is under the control of, and is overseen by, the Rehabilitator.

Insurance laws and regulations applicable to financial guarantee insurers vary by jurisdiction. The laws and regulations generally require financial guarantors to maintain minimum standards of business conduct and solvency; to meet certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership and financial condition. Regulated insurance companies are also required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and in each jurisdiction in which they are licensed. The level of supervisory authority that may be exercised by non-domiciliary insurance regulators varies by jurisdiction. Generally, however, non-domiciliary regulators are authorized to revoke insurance licenses and to impose license restrictions in the event that laws or regulations are breached by a regulated insurance company or in the event that continued or unrestricted licensure of the regulated insurance company constitutes a “hazardous condition” in the opinion of the regulator. Ambac Assurance’s authority to write new business in Alabama, Louisiana, North Dakota, Tennessee and Ohio has been suspended.

Wisconsin Insurance Laws require regulated insurance companies to maintain minimum standards of business conduct, minimum surplus to policyholders and solvency. As the principal, or domiciliary, regulator of Ambac Assurance and Everspan, OCI has primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings with respect to Ambac Assurance and Everspan. Additionally, the accounts and operations of Ambac Assurance and Everspan are subject to a comprehensive examination by the OCI every three to five years. As described in “2010 Overview” located in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K, the rehabilitator of the Segregated Account has imposed certain constraints upon Ambac Assurance through the covenants made for the benefit of the Segregated Account and has assumed the authority to control the management of the Segregated Account.

During the course of 2009, Ambac UK’s license to do new business was curtailed by the FSA, and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its credit, suretyship and financial guarantee insurance portfolio in the United Kingdom, and to do the same through a branch in Milan, Italy, and a number of other European Union (“EU”) countries. EU legislation has allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions.

Ambac UK remains subject to regulation by the FSA in the conduct of its business. The FSA is the single statutory regulator responsible for regulating the financial services industry in the United Kingdom, with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. In addition, the regulatory regime in the United Kingdom must comply with certain EU legislation binding on all EU member states. Notwithstanding the aforementioned, the regulatory structure of the United Kingdom is currently undergoing restructuring, whereby regulatory responsibility will be divided between The Bank of England and a reconstituted FSA. The precise impact on Ambac UK is as yet unclear however no material impact is anticipated with respect to Ambac UK being closely supervised as a run-off entity.

The FSA has exercised significant oversight of Ambac UK since 2008, when Ambac Financial Group, and Ambac Assurance (Ambac UK’s only reinsurer and principal financial support provider prior to the AUK Commutation Agreement) began experiencing financial stress. As more fully discussed in “2010 Overview” in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 in this Form 10-K, Ambac Assurance entered into the AUK Commutation Agreement with Ambac UK and the Special Deputy Commissioner of OCI, on September 28, 2010, pursuant to which the AUK Reinsurance Agreement was commuted and the Net Worth Maintenance Agreement between Ambac UK and Ambac Assurance was terminated in exchange for, among other things, certain mutual releases, including, without limitation, any right of Ambac Assurance or the Segregated Account to reinsurance premiums from Ambac UK. Ambac Assurance paid a nominal termination amount of one U.S. dollar to Ambac UK in connection with the commutation.

The FSA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. In addition, the FSA had established a capital monitoring level for Ambac UK related to its insured portfolio. Breach of the monitoring level required that Ambac UK inform the FSA and enter into discussions as to the reasons for the breach, and ultimately with a view to a remedy that could include additional capital being required. The monitoring level is normally an interim arrangement, while the FSA reflects on alternative methodologies for a permanent basis for calculating regulatory capital in respect of Ambac UK and other financial guarantors regulated by the FSA. In addition, an insurer is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent. All of these solvency requirements may be amended in order to implement the European Union’s proposed “Solvency II” directive on risk-based capital, but that is not expected to be implemented until 2012 at the earliest. The impact of such proposals on Ambac UK remains unclear.

Notwithstanding the foregoing, following the Ambac UK Commutation Agreement, Ambac UK is deficient in terms of compliance with applicable regulatory capital requirements. The FSA is aware of the same, and dialogue between Ambac UK management and the FSA remains ongoing with respect to options for addressing the shortcoming, although such options remain few.

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

Dividend Restrictions, Including Contractual Restrictions

Pursuant to the Wisconsin Insurance Laws, Ambac Assurance and Everspan may declare dividends, subject to restrictions in their respective articles of incorporation, provided that, after giving effect to the distribution, such dividends would not violate certain statutory equity, solvency, income and asset tests. Shareholder distributions by Ambac Assurance and Everspan (other than stock dividends) must be reported to the OCI. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the OCI 30 days in advance of payment. Extraordinary dividends must be reported prior to payment and are subject to disapproval by the OCI. An extraordinary dividend is defined as a dividend or distribution, the fair market value of which, together with all dividends from the preceding 12 months, exceeds the lesser of: (a) 10% of policyholders’ surplus as of the preceding December 31 or (b) the greater of: (i) statutory net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year; or (ii) the aggregate of statutory net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. Additionally, in connection with the termination of reinsurance contracts, OCI requires adjustments to the dividend calculations for any surplus or net income gains recognized. Due to losses experienced by Ambac Assurance in 2009 and 2010, Ambac Assurance was unable to pay common dividends to Ambac in 2009 and 2010 and will be unable to pay common dividends in 2011, without the prior consent of the OCI.

During 2008, Ambac Assurance paid to Ambac cash dividends on its common stock totaling $218.5 million, respectively. See Note 17 to the Consolidated Financial Statements located in Part II, Item 8 for further information on dividends. During 2010 and 2009, Ambac Assurance paid cash dividends on its preferred shares of $0.8 million and $12.5 million, respectively.

Ambac Assurance’s ability to pay dividends is further restricted by certain covenants made for the benefit of the Segregated Account and by the Settlement Agreement. See “2010 Overview” in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 for further information.

UK law prohibits Ambac UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the UK insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA’s capital requirements may in practice act as a restriction on the payment of dividends. Further, the FSA has amended Ambac UK’s license such that the FSA must specifically approve (“non-objection”) to any transfer of value and/or assets from Ambac UK to Ambac Assurance or any other Ambac group company, other than in respect of certain disclosed contracts between the two parties (such as in respect of a management services agreement between Ambac Assurance and Ambac UK). Ambac UK is not expected to pay any dividends to Ambac Assurance for the foreseeable future.

Pursuant to the Settlement Agreement, as discussed in the “2010 Overview” in Note 1 to the Consolidated Financial Statements located in Part II, Item 8, Ambac Assurance may not make any Restricted Payment (which includes dividends from Ambac Assurance to Ambac) in excess of $5 million in the aggregate, other than Restricted Payments from Ambac Assurance to Ambac in an amount (i) up to $52 million per annum solely to pay interest on indebtedness of Ambac outstanding as of March 15, 2010, or any indebtedness issued as a result of a restructuring or refinancing thereof and (ii) up to $7.5 million per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of the Surplus Notes issued by Ambac Assurance to the bank group would also need to be redeemed at par.

Under the terms of Ambac Assurance’s Auction Market Preferred Shares (“AMPS”), dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided, that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for, enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS.

New York Financial Guarantee Insurance Law and Financial Guarantee Insurance Regulation in Other States

New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance. The New York financial guarantee insurance law also establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. Wisconsin laws and regulations applicable to financial guarantors, as well as the laws of several other states, are less comprehensive than New York law and relate primarily to single and aggregate risk limits.

As a result of decreased statutory capital resulting from the significant losses experienced by Ambac Assurance, Ambac Assurance is not in compliance with the single and aggregate risk limits. Through run-off of the portfolio, Ambac Assurance will seek to reduce its exposure to no more than the permitted amounts, but may not be able to due so. Everspan is in compliance with all of such limits.

Financial Services Segment

Ambac’s Financial Services segment historically provided financial and investment products, including investment agreements, derivative products (interest rate, currency and total return swaps) and funding conduits, principally to clients of the financial guarantee business. In 2008, Ambac discontinued writing new investment agreements and derivative products. Its existing investment agreement and derivative product portfolios are in active runoff, which in addition to natural attrition, may include transaction terminations, settlements, restructuring and hedging, and transfers. As of December 31, 2009 all total return swaps were terminated and settled.

The principal factors that may affect results as the Financial Services portfolios runoff include: (1) availability of counterparties for hedging transactions; (2) investment returns; (3) the transaction value of future contract terminations, settlements or transfers which may differ from carrying value of the those assets; (4) changes in the value of securities posted as collateral; (5) the ability to obtain additional liquidity support from Ambac Assurance if needed; (6) changes in the fair value of the derivatives portfolio resulting from interest rate index fluctuations and (7) the restrictions imposed upon Ambac Assurance by the contracts executed with the Segregated Account, the restrictions imposed upon Ambac Assurance by the Settlement Agreement, and, to the extent that Segregated Account Policies are implicated, the authority of the rehabilitator of the Segregated Account to control the management of the Segregated Account.

Investment Agreements

Ambac provided investment agreements, including repurchase agreements, primarily to issuers of asset-backed and structured finance debt and, to a lesser extent, to municipal issuers through its wholly-owned subsidiary, Ambac Capital Funding. Investment agreements used in structured financings provide a guaranteed investment return customized to meet expected and potential cash flow requirements. Investment agreements are used by bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate.

Liquidity risk exists in the portfolio due to contract provisions which require collateral posting or allow early termination of contracts. During 2010, reductions to the balance of outstanding investment agreements resulting from required or negotiated early terminations totaled $0.3 billion. As of December 31, 2010, 98% of investment agreement principal and accrued interest outstanding was collateralized. Funding for early terminations was supported in part through loans between Ambac Capital Funding and Ambac Assurance. At December 31, 2010, Ambac Capital Funding was indebted to Ambac Assurance in the amount of $553 million in cash loans.

See “Liquidity and Capital Resources” of the Management Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 and Note 8 to the Consolidated Financial Statements located in Part II, Item 8 for further information on investment agreements.

Derivative Products

The primary activities in the derivative products business were intermediation of interest rate and currency swap transactions (through Ambac Financial Services (“AFS”)) and taking total return swap positions on certain fixed income obligations (through Ambac Capital Services). Certain municipal interest rate swaps are not hedged for the basis difference between issue specific and general tax-exempt index rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to consumer price inflation in the United Kingdom. In addition, the derivative products business also uses exchange traded U.S. Treasury futures contracts to hedge interest rate exposures. Therefore, changes in the relationship between taxable and tax-exempt index and municipal issue specific rates, as well as between taxable index and Treasury interest rates may result in gains or losses on interest rate swaps. Additionally, beginning in 2009, the derivative products portfolio retained positive mark-to-market sensitivity to interest rate increases to mitigate floating rate obligations in the Financial Guarantee segment, including in the credit derivative portfolio.

Interest rate and currency swaps used for hedging purposes are generally subject to master agreements. These agreements generally require a counterparty in a net mark-to-market liability position to post increasing amounts of collateral if that counterparty’s credit rating declines and/or the net mark-to-market liability increases. Some contracts also contain additional termination provisions linked to downgrades of Ambac Assurance, as guarantor of the swaps. As a result of ratings downgrades to Ambac Assurance in 2008 and 2009, AFS lost its collateral posting thresholds and experienced termination events across all its professional counterparties. Such termination events have resulted in losses to AFS due to the higher cost of replacing hedge positions, and may result in additional losses in future periods. Beginning in 2008, AFS borrowed from Ambac Assurance, to help support the incremental collateral posting requirements and termination payments resulting from the Ambac Assurance downgrades. At December 31, 2010, AFS was indebted to Ambac Assurance in the amounts of $385 million in cash loans and $175 million in borrowed securities.

AFS manages a variety of risks inherent in its businesses, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See “Quantitative and Qualitative Disclosures About Market Risk” located in Part II, Item 7A for further information.

Funding Conduits

Ambac previously transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from a subsidiary of Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and related administrative services. As of December 31, 2010, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the special purpose entities. Ambac does not consolidate these special purpose entities under the relevant accounting guidance for consolidation of variable interest entities. See Notes 2 and 10 to the Consolidated Financial Statements located in Part II, Item 8 for further information.

INVESTMENTS AND INVESTMENT POLICY

As of December 31, 2010, the consolidated investments of Ambac had an aggregate fair value of approximately $6.9 billion and an aggregate amortized cost of approximately $6.5 billion. The majority of these investments are primarily managed internally by officers of Ambac, who are experienced investment managers. A portion of the portfolio is managed by external investment managers. All investments are made in accordance with the general objectives and guidelines for investments approved by Ambac’s Board of Directors. These guidelines encompass credit quality, risk concentration and duration, and are periodically reviewed and revised as appropriate.

As of December 31, 2010, the Financial Guarantee investment portfolio had an aggregate fair value of approximately $5.7 billion and an aggregate amortized cost of approximately $5.4 billion. Ambac Assurance’s investment objectives are to achieve the highest book-yield on a diversified portfolio of fixed income investments while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance’s Board of Directors approves any changes or exceptions to the Investment Policy.

As described in “2010 Overview” located in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K, Ambac Assurance’s investment policies are subject to certain covenants made for the benefit of the Segregated Account and for the benefit of the Counterparties to the Settlement Agreement. Further, Ambac Assurance’s investment policies are subject to oversight by the rehabilitator pursuant to contracts entered into between Ambac Assurance and the Segregated Account and, therefore, such policies may change. Any such changes could adversely impact the performance of the investment portfolio.

Beginning in 2008, Ambac Assurance purchased Ambac Assurance insured securities in the open market given their relative risk/reward characteristics and to mitigate the effect of potential future claim payments on operating results. Ambac Assurance financial guarantee policies related to these securities have been allocated to the Segregated Account as described in “2010 Overview” located in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K. As a result of the claims moratorium on such policies, payments on these investments were adversely impacted.

As of December 31, 2010, the Financial Services investment portfolio had an aggregate fair value of approximately $1.1 billion and an aggregate amortized cost of approximately $1.1 billion. The investment objectives are to invest primarily in high-grade securities that produce sufficient cash flow to satisfy all investment agreement liabilities and intercompany obligations. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

The following tables provide certain information concerning the investments of Ambac:

	Summary of Investments as of December 31,
	2010		2009		2008
Investment Category	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)
($ in thousands)
Long-term investments:
Taxable bonds	$4,385,550	6.09%	$4,874,636	6.69%	$4,826,768	4.53%
Tax-exempt bonds	1,758,864	4.13%	2,865,300	4.70%	3,997,761	4.60%

Total long-term investments	6,144,414	5.51%	7,739,936	5.98%	8,824,529	4.56%
Short-term investments(2)	708,797	0.16%	962,007	0.10%	1,454,229	1.10%
Other	100	—	1,278	—	14,059	—

Total	$6,853,311	4.93%	$8,703,221	5.34%	$10,292,817	4.16%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

	Investments by Security Type as of December 31,
	2010		2009		2008
Investment Category	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)
($ in thousands)
Municipal obligations(2)	$2,204,106	4.55%	$3,205,480	4.89%	$4,260,543	4.71%
Corporate securities	917,908	4.31%	841,218	4.12%	381,564	4.67%
Foreign obligations	118,455	3.80%	167,651	4.12%	150,369	4.59%
U.S. government obligations	272,275	1.89%	356,466	2.56%	313,520	2.56%
U.S. agency obligations	88,294	4.35%	90,929	4.45%	591,241	4.96%
Residential mortgage-backed securities.	1,506,809	10.83%	1,765,665	12.94%	1,986,174	4.76%
Asset-backed securities	1,036,567	3.40%	1,312,527	2.75%	1,141,118	3.85%

Total long-term investments	6,144,414	5.51%	7,739,936	5.98%	8,824,529	4.56%
Short-term investments(2)	708,797	0.16%	962,007	0.10%	1,454,229	1.10%
Other	100	—	1,278	—	14,059	—

Total	$6,853,311	4.93%	$8,703,221	5.34%	$10,292,817	4.16%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

Ambac has RMBS exposure in the Ambac Assurance and Financial Services investment portfolios. Please refer to the tables in Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Balance Sheet” section below for a discussion of (i) the fair value of mortgage and asset-backed securities by classification, (ii) the fair value of residential mortgage-backed securities by vintage and type, and (iii) the ratings distribution of the fixed income investment portfolio by segment.

EMPLOYEES

As of December 31, 2010, Ambac and its subsidiaries had 243 employees. Ambac considers its employee relations to be satisfactory.

CORPORATE GOVERNANCE

The Sarbanes-Oxley Act of 2002 requires chief executive officers and chief financial officers to make certain certifications with respect to this report and to Ambac’s disclosure controls and procedures and internal control over financial reporting.

Ambac’s Disclosure Committee has the responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for Ambac in connection with its external disclosures. Ambac has a Code of Business Conduct which promotes management’s control philosophy and expresses the values which govern employee behavior and help maintain Ambac’s commitment to the highest standards of conduct. This code can be found on Ambac’s website at www.ambac.com on the “Investor Relations” page followed by “Corporate Governance.” Ambac will disclose on its website any amendment to, or waiver from, a provision of its Code of Business Conduct that applies to its CEO, Chief Financial Officer (“CFO”) or Chief Accounting Officer (“CAO”). Ambac’s corporate governance guidelines and the charters for the audit committee, governance committee and compensation committee are also available on our website under the “Corporate Governance” page.

Item 1A.	Risk Factors

References in the risk factors to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our,” “us” and “Company”) are to Ambac, Ambac Assurance Corporation, Everspan Financial Guarantee Corp., and Ambac Credit Products LLC as the context requires.

A long period of operations under Chapter 11 protection may harm our business.

As with any judicial proceeding, there are risks of unavoidable delay with a Chapter 11 proceeding and there are risks of objections from certain stakeholders, including objections from the holders of unsecured notes that vote to reject a plan of reorganization. Any material delay in the confirmation of a plan, or the threat of rejection of the plan by the Bankruptcy Court, would not only add substantial expense and uncertainty to the process, but also would adversely affect our operations during this period.

So long as the Chapter 11 proceeding continues, our senior management will be required to spend a significant amount of time and effort working on the reorganization, distracting focus from our business operations. A prolonged period of operating under Chapter 11 protection may also make it more difficult to attract and retain management and other key personnel necessary to effect a successful reorganization. See “2010 Overview” located in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.

Furthermore, so long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. A prolonged continuation of the Chapter 11 proceedings may also require us to seek financing. If we require financing during the Chapter 11 proceedings and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, our assets and securities could become further devalued or worthless.

Under the Bankruptcy Code, all debtors must obtain Bankruptcy Court approval to, among other things:

•	sell assets or engage in other actions outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	obtain financing.

In addition, if a trustee is appointed to operate us while in Chapter 11 bankruptcy, the trustee would assume control of our assets.

While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no guarantee can be given that it will be able to pay all expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur. In the event of a Chapter 7 liquidation, the Company is likely to be unable to utilize a substantial portion of its NOLs. However, the Company’s NOLs could be used to offset income of Ambac Assurance realized prior to a completion of a liquidation.

There is significant uncertainty as to how Ambac’s securityholders will be treated under any plan of reorganization.

To date, Ambac has been unable to agree to terms with the Creditors Committee in order to restructure its outstanding debt through a prepackaged bankruptcy proceeding. However, Ambac has agreed to a non-binding term sheet that continues to serve as a basis for negotiations with the Creditors Committee and that may allow Ambac to emerge from bankruptcy in a timely manner. Because a plan of reorganization (a “Reorganization Plan”) has not yet been agreed to, there is significant uncertainty as to how holders of Ambac’s securities will be treated under the Reorganization Plan. It is likely, however, that Ambac’s debtholders and creditors will receive all equity in the company.

If Ambac’s exclusivity period lapses, any party in interest would be able to file a plan of reorganization for Ambac.

Upon commencing the Bankruptcy Filing, Ambac had the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of the plan. Ambac filed and received Bankruptcy Court approval to extend its exclusive rights to file a plan of reorganization and obtain necessary acceptances of the plan by 120 days to and including July 6, 2011 and September 6, 2011, respectively. Further extensions are subject to approval by the Bankruptcy Court. If Ambac’s exclusivity period lapses, any party in interest would be able to file a plan of reorganization for Ambac. In that context, we cannot predict whether Ambac’s security holders will be treated better or worse and whether the consolidated value of the Company will be maximized.

A Reorganization Plan will not be confirmed by the Bankruptcy Court unless it concludes that the Reorganization Plan satisfies all requirements of Section 1129 of the Bankruptcy Code, including but not limited to the requirements that the Reorganization Plan is feasible, “does not discriminate unfairly” and is “fair and equitable” with respect to certain classes in the Chapter 11 Filing.

In order to confirm a plan of reorganization, a debtor must satisfy all of the requirements set forth in Section 1129(a) of the Bankruptcy Code, including but not limited to the requirement that the plan of reorganization is feasible. Such feasibility requirement obligates a debtor to show that confirmation of the plan is not likely to be followed by the liquidation, or the need for further financial reorganization, of the debtor or any successor in interest to the debtor under the plan, unless such liquidation or reorganization is proposed in the plan.

In addition, in the event any impaired class of claims or equity interests does not accept a plan of reorganization, a bankruptcy court may nevertheless confirm such plan at the proponent’s request under Section 1129(b) of the Bankruptcy Code if at least one impaired class has accepted the plan (with such acceptance being determined without including the vote of any “insider” in such class), and, as to each impaired class that has not accepted the plan, the bankruptcy court determines that the plan “does not discriminate unfairly” and is “fair and equitable” with respect to the dissenting impaired classes. Because certain classes in the Bankruptcy Filing will likely be deemed to reject any Reorganization Plan, these additional requirements of Section 1129(b) must be satisfied with respect to such classes in the Bankruptcy Filing. If these classes assert that the Reorganization Plan does not meet the aforementioned requirements of Sections 1129(a) and (b) of the Bankruptcy Code, there is no assurance that the Bankruptcy Court will confirm the Reorganization Plan.

If the bankruptcy court does not approve the Reorganization Plan for any reason, or does not approve the plan in a timely manner, there is increased risk that a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur.

Disputes, including litigation, between Ambac and Ambac Assurance regarding the allocation of certain tax attributes, including NOLs, could reduce the overall value of the Company.

If the negotiations among Ambac, Ambac Assurance, OCI and the Creditors’ Committee do not produce an agreement among the parties with respect to the allocation of potential sources of value (principally, NOLs and other claims with respect to certain payments made by Ambac to Ambac Assurance pursuant to the tax sharing agreement) and expenses, Ambac’s creditors could take actions which would adversely affect Ambac Assurance and/or the Segregated Account. For example, the creditors could seek to impose a constructive trust with respect to cash payments received by Ambac Assurance and/or seek to re-organize Ambac’s ownership interest in Ambac Assurance in order to achieve a de-consolidation of Ambac and Ambac Assurance for tax purposes, with the result that Ambac would become entitled to the use of all NOLs in existence on the date of such de-consolidation. Such disputes and/or litigation between Ambac and Ambac Assurance could prolong the Chapter 11 proceeding, with resultant increases in the expenses of the Chapter 11 proceeding, and could ultimately impair Ambac’s ability to successfully reorganize. Additionally, such disputes and/or litigation could prompt OCI to initiate rehabilitation proceedings with respect to Ambac Assurance, either preemptively, or in response to any such action; initiation of a rehabilitation proceeding with respect to Ambac Assurance could decrease the residual value, if any, of Ambac Assurance.

Pursuit of litigation by the parties in interest could disrupt the confirmation of a Reorganization Plan and could have material adverse effects on our businesses and financial condition.

There can be no assurance that any of the parties in interest will not pursue litigation strategies to enforce any claims against us. For example, on January 13, 2011, the IRS filed a motion in the United States District Court for the Southern District of New York (“USDC SDNY”) to withdraw the adversary proceeding from the Bankruptcy Court to the USDC SDNY. Litigation is by its nature uncertain and there can be no assurance of the ultimate resolution of any such claims. Any litigation may be expensive, lengthy, and disruptive to our normal business operations and the Reorganization Plan confirmation process, and a resolution of any such strategies that is unfavorable to us could have a material adverse affect on the Reorganization Plan confirmation process or their respective businesses, results of operations, financial condition, liquidity or cash flow.

Historical financial information may not be comparable.

Following confirmation of a Reorganization Plan and the transactions contemplated thereby, our financial condition and results of operations from and after the effective date of the Reorganization Plan may not be comparable to the financial condition or results of operations reflected in our historical financial statements.

The occurrence of certain events could result in the initiation of rehabilitation proceedings against Ambac Assurance, with resulting adverse consequences to holders of Ambac securities.

The IRS and certain policyholders whose policies were allocated to the Segregated Account have challenged the establishment of the Segregated Account. If such challenges are successful, OCI may determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to Ambac Assurance. Similarly, if negotiations among Ambac, the Creditors Committee, OCI and the rehabilitator of the Segregated Account do not produce an agreement among the parties, Ambac (or its creditors) could take actions which would adversely affect Ambac Assurance and/or the Segregated Account. As such, OCI may determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to Ambac Assurance, either preemptively or in response to any such action. Finally, the incurrence of large losses in respect of policies in the general account of Ambac Assurance and other unknown contingencies (including disputes between Ambac and Ambac Assurance and/or the Segregated Account) might occur which would prompt OCI to initiate rehabilitation proceedings with respect to Ambac Assurance.

If, as a result of the occurrence of any such event(s), the OCI decides to initiate rehabilitation proceedings with respect to Ambac Assurance, adverse consequences may result, including, without limitation, the assertion of damages by counterparties (including mark-to-market claims with respect to insured transactions executed in ISDA format) and the acceleration of losses based on early termination triggers and the loss of control rights in insured transactions, thereby reducing the residual value of Ambac Assurance. Additionally, the rehabilitator would assume control of all of Ambac Assurance’s assets and management of Ambac Assurance. In exercising control, the rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac; such actions may result in material adverse consequences for Ambac’s securityholders. In addition, the initiation of delinquency proceedings against Ambac Assurance would further decrease the likelihood that OCI will permit Ambac Assurance to make future dividend payments to Ambac.

As a result of the Segregated Account Rehabilitation Proceedings, various adverse events in the insured portfolio may be triggered. If injunctions issued by the rehabilitation court enjoining such adverse effects are ineffective, substantial adverse events may occur.

The rehabilitation court issued an injunction effective until further order of the court enjoining certain actions by Segregated Account policyholders and other counterparties, including the assertion of damages or acceleration of losses (including mark-to-market claims with respect to insured transactions executed in ISDA format) based on early termination triggers and the loss of control rights in insured transactions. If the challenges to the injunction that have been filed are successful, losses in the Segregated Account would likely increase substantially.

Our inability to realize the remediation recoveries included in our loss reserves could adversely impact our liquidity and financial condition and lead to delinquency proceedings.

As of December 31, 2010, we have estimated subrogation recoveries of $2,391.3 million (net of reinsurance), which is included in our loss reserves. These recoveries are based principally on contractual claims arising from RMBS transactions which we have insured, and represent our estimate of the amount we will ultimately recover. However, our ability to recover these amounts is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take the actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover any amounts our stockholders’ deficit as of December 31, 2010 would increase from $1,354.2 million to $3,745.5 million.

Actions of the rehabilitator could adversely affect Ambac, including impacting our ability to realize our remediation recoveries.

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

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default and estimated remediation recoveries for, among other things, breaches by the issuer of representations and warranties. Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 2 of the Notes to our Audited Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

We also rely on internally and externally developed complex financial models to project performance of our insured obligations. Flaws in these financial models and/or faulty assumptions used by these financial models could lead to increased losses and loss reserving. In addition, for 2011, we expect to implement a new RMBS loss reserve model which could produce increased projected losses and loss reserves estimates for our RMBS portfolios. Uncertainty with respect to the ultimate performance of certain of our insured exposures may result in substantial changes in loss reserves and/or actual losses. Correspondingly, such changes to loss reserves would affect our reported earnings. If we do not have sufficient liquidity to meet the increase in actual losses, our insurance operating subsidiaries may become subject to delinquency proceedings.

Some of the state and local governments and finance authorities that issue public finance obligations we insure are experiencing unprecedented budget shortfalls that could result in increased credit losses or impairments on those obligations

We have historically experienced low levels of defaults in our U.S. public finance insured portfolio, including during the financial crisis that began in mid-2007. However, recently many state and local governments that issue some of the obligations we insure have reported unprecedented budget shortfalls that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While there has been some support provided by the U.S. federal government designed to provide aid to state and local governments, certain state and local governments remain under extreme financial stress. If the issuers of the obligations in our U.S. public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, we may experience losses or impairments on those obligations, which could adversely affect our business, financial condition and results of operations.

We are exposed to operational risks with respect to the distribution of surplus notes in connection with the payment of claim liabilities of the Segregated Account.

Under the Plan of Rehabilitation, the Segregated Account will partially satisfy its claim liabilities through the issuance of surplus notes. In certain circumstances, Ambac Assurance, as management services provider, may be handling the distribution of the surplus notes issued by the Segregated Account. In connection with this process, Ambac Assurance has operational risks that the surplus notes may not be issued, settled or accounted for properly.

Market risks could adversely impact our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions.

As a result of the downgrades of Ambac Assurance’s financial strength rating, we are required to post collateral with respect to certain investment agreements, interest rate swap and currency swap transactions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Ratings and Collateral” of this Form 10-K. We will be required to post additional collateral if the market value of the assets used to collateralize our obligations declines or if there are changes in the collateral posting obligations under these agreements and transactions.

These collateral-posting obligations could have a material adverse effect on our liquidity. At present, these collateral-posting requirements are being partially satisfied by Ambac Assurance and by loans from Ambac Assurance to the Financial Services businesses. As required by Wisconsin law, these transactions were approved by the OCI. To the extent that collateral-posting requirements increase as a result of changes in market conditions, as described above, it is likely that Ambac Assurance would need to provide increased lending capacity to the Financial Services businesses in order to satisfy these collateral-posting obligations. Any such increases to lending capacity would be subject to the prior consent of the OCI; there can be no assurance that we would obtain such consent. We believe that the OCI would consider several factors in determining whether to grant such consent, including its view of Ambac Assurance’s financial condition at the time of such loan or contribution.

If the Financial Services businesses fail to post collateral as required, counterparties may be entitled to terminate the transactions. Upon such terminations, we could liquidate securities with unrealized mark-to-market losses which could have a material adverse effect on our liquidity. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Ratings and Collateral” of this Form 10-K. The termination of such transactions, if unpaid by our Financial Services businesses, would trigger Ambac Assurance’s obligations to make payments under the financial guarantee insurance policies it previously issued. To the extent that the OCI determines that the payment by Ambac Assurance under such policies could place Ambac Assurance in a hazardous condition, the OCI could seize Ambac Assurance and place it into rehabilitation.

Risks which impact assets in our investment portfolio could adversely affect our business.

Our investment portfolio may be adversely affected by events and developments in the capital markets, including interest rate movements; credit rating downgrades and foreign exchange movements. Please refer to the table in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet” of this Form 10-K, representing the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2010.

During the course of 2010, management identified and periodically revised certain investment securities in the investment portfolio to potentially sell in connection with plans to reposition the investment portfolio and/or to meet potential liquidity needs. We recorded an impairment charge through income on the portion of those securities which were in an unrealized loss position. Additionally, management determined that certain investments had suffered credit impairments. Credit impaired securities included certain securities that are guaranteed by Ambac under policies that are subject to the Segregated Account Rehabilitation Plan. We recorded an impairment charge through income in the amount of the estimated credit impairment on such securities. The impairments in value in the remaining investment portfolio are not deemed other-than-temporary, as such the remaining unrealized losses have been recognized in other comprehensive income. Please see Note 3 “Investments” in the Notes to Consolidated Financial Statements for additional information.

To the extent we liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets could be sold at prices less than fair value as of December 31, 2010. Refer to Note 3 “Investments” in the Notes to Consolidated Financial Statements for more information regarding the fair value of investment assets.

Prior to the rating agency actions on Ambac Assurance, Ambac Assurance managed its investment portfolio in accordance with rating agency standards for a AAA-rated insurance company. As a result of the significant declines in Ambac Assurance’s financial strength ratings, it is no longer necessary to comply with the strict investment portfolio guidelines for a AAA-rated company. Therefore, Ambac Assurance has decided to maintain a portion of its investment portfolio in lower-rated securities in order to increase the investment return on its portfolio. The investment in lower-rated securities and “alternative assets” could expose Ambac to increased losses on its investment portfolio in excess of those described above and/or decrease the liquidity of the insured portfolio. However, Ambac Assurance’s investment policies are subject to certain covenants made for the benefit of the Segregated Account and the Settlement Agreement for the benefit of the Counterparties. Any such changes could adversely impact the performance of the investment portfolio.

The determination of the amount of impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.

The determination of the amount of impairments on our investments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments. In addition, in 2011, we expect to implement a new RMBS cash flow analysis model, which could produce increased projected impairments with regard to our investment portfolio.

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

Our ability to mitigate losses in Ambac Assurance’s insured portfolio and in the Segregated Account and to effectively implement a reorganization under Chapter 11 depend on the retention and recruitment of qualified executives and other professionals. We rely substantially upon the services of our current executive team. In addition to these officers, we require key staff with risk mitigation, structured finance, insurance, credit, investment, accounting and administrative skills. As a result of Ambac’s filing for chapter 11 bankruptcy protection and the implementation of rehabilitation proceedings against the Segregated Account, there is an increased risk that executive officers and other key staff will leave the company and replacements may not be incented to join the company. The loss of the services of members of our senior management team, or our inability to hire and retain other talented personnel, could delay or prevent us from fully implementing our remediation strategies, which could further negatively impact our business.

We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows.

Ambac, and certain of its present and former officers and directors, have been named in lawsuits that allege violations of the federal securities laws and/or state law. Ambac also has been named in lawsuits relating to transactions entered into by its financial guarantee subsidiary, Ambac Assurance, and its financial services businesses. In addition, Ambac has received various regulatory inquiries and requests for information. Please see Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information on these various proceedings.

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

We are subject to credit risk and other risks related to RMBS.

We have insured RMBS transactions (including transactions comprised of second lien mortgage products, home equity line of credit (“HELOCs”) and closed end second mortgage loans, and Alt-A or mid-prime loans) and are thus exposed to credit risk associated with those asset classes. Performance of these transactions can be adversely affected by general economic conditions, including a recession, rising unemployment rates, declining house prices, increasing foreclosure rates and unavailability of consumer credit; mortgage product attributes, such as interest rate adjustments and balloon payment obligations; borrower and/or originator fraud; mortgage servicer underperformance and financial difficulty experienced by such servicers.

While further deterioration in the performance of consumer assets, including mortgage-related assets, credit cards, student loans and auto loans and leases, may occur, the extent and duration of any future deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within Ambac Assurance’s portfolio. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful, and there is no way to know the effect that any such initiatives could have on the credit performance over time of the actual securities that Ambac Assurance insures.

In addition, there can be no assurance that we would be successful, or that we would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS that Ambac Assurance insures in the event of litigation or the bankruptcy of other transaction parties. Many of the subordination provisions, credit enhancements and other contractual provisions of the RMBS that Ambac Assurance insures are untested in the market and, therefore, it is uncertain how such subordination provisions, credit enhancements and other contractual provisions will be interpreted in the event of an action for enforcement.

We are subject to credit risk throughout our businesses, including large single risks, correlated risks and reinsurance counterparty credit risk.

We are exposed to the risk that issuers of debt which we have insured (or with respect to which we have written credit derivatives), issuers of debt which we hold in our investment portfolio, reinsurers and other contract counterparties (including derivative counterparties) may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. These credit risks could cause increased losses and loss reserves, estimates of credit impairments and mark-to-market losses with respect to credit derivatives in our financial guarantee business; and we could experience losses and decreases in the value of our investment portfolio and, therefore, our financial strength. Such credit risks may be in the form of large single risk exposures to particular issuers, reinsurers or counterparties; losses caused by catastrophic events (including terrorist acts and natural disasters); losses caused by increases in municipal defaults; or losses in respect of different, but correlated, credit exposures. For additional information on our reinsurers, see Item 7A, “Risk Management—Credit Risk” and “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” in this Form 10-K.

Our risk management policies and practices may not adequately identify significant risks.

As described in Part I, Item 1, “Business—Risk Management” of this Form 10-K, we have established risk management policies and practices which seek to mitigate our exposure to credit risk in our insured portfolio. Ongoing surveillance of credit risks in our insured portfolio is an important component of our risk management. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. If we are not able to identify significant risks prior to their occurrence, we may not be able to timely remediate such risks, thereby increasing the amount of losses to which we are exposed.

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

Decreasing interest rates could result in early terminations of financial guarantee insurance policies in respect of which we are paid on an installment basis and do not receive a termination premium, thus reducing premium earned in respect of these transactions. Decreases in prevailing interest rates may also limit growth of or reduce investment income and may adversely impact the result of our interest rate swap portfolio.

Our net income and earnings have become more volatile due to the application of fair value accounting, required under the relevant derivative accounting guidance, to the portion of our credit enhancement business which is executed in credit derivative form.

The derivative accounting guidance requires that credit derivative transactions be recorded at fair value. Since quoted market prices for the contracts that we execute are not available, we estimate fair value by using models. Changes in estimated fair values relative to our credit derivative book have caused decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and have therefore affected our reported earnings. Similarly, further decreases or increases in estimated fair values in the future can affect our reported earnings. Changes in estimated fair values can be caused by general market conditions, uncertainty regarding the quality of high yield corporate loans, student loans or other underlying collateral, perception of credit risk generally and events affecting particular credit derivative transactions (e.g. impairment or improvement of specific reference entities or reference obligations) and perception of the credit risk posed by Ambac Assurance as insurer of the CDS.

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

Recently, there have been legislative and regulatory initiatives with respect to the regulation of financial guarantee insurance companies. Any changes to such laws and regulations could subject Ambac Assurance to increased reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. See Part I, Item 1 “Business—Insurance Regulatory Matters” in this Form 10-K for further information.

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

Our subsidiary, Ambac Assurance, is a Wisconsin corporation and is subject to the insurance and regulatory laws of the State of Wisconsin. Under Wisconsin insurance holding company laws, there is a presumption that a holder of 10% or more of Ambac’s voting stock controls Ambac Assurance and any such acquisition of control requires the prior approval of the OCI of the State of Wisconsin. In addition, as a result of Ambac being the holding company of Ambac (UK), the prior consent of the UK’s Financial Services Authority (“FSA”) is required for any individual, group or institution who proposes to take a step that would result in becoming a controller, or increasing control, over Ambac (UK). Among other things, any shareholder must receive the prior consent of the FSA prior to holding 10 percent or more of Ambac’s shares.

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

The foregoing provisions of the Wisconsin insurance holding company laws, UK insurance laws and legal restrictions contained in our amended and restated certificate of incorporation will have the effect of rendering more difficult or discouraging unsolicited takeover bids from third parties or the removal of incumbent management.

Characterization of losses on our CDS portfolio as capital losses for U.S. federal tax purposes could result in a material assessment for federal income taxes.

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the “pay as you go” CDS contracts should be characterized as capital assets or that certain payments made with respect to the CDS contracts should be characterized as capital losses. As of December 31, 2010, Ambac and Ambac Assurance had NOL amounting to approximately $7.0 billion for U.S. federal income tax purposes. Recently, the Internal Revenue Service opened an examination into certain issues related to Ambac’s tax accounting methods with respect to such CDS contracts and Ambac’s related characterization of such losses as ordinary losses. Although, as discussed above, Ambac believes these contracts are properly characterized as notional principal contracts, if the Internal Revenue Service today were to successfully assert, as a result of its examination, that these contracts should be characterized as capital assets or as generating capital losses, Ambac and Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes. Such assessments and reductions in net operating loss carryforwards would have a material adverse impact on our financial condition. Such assessments related to the tentative refunds may be made by the Internal Revenue Service at any time and, without prior notice to Ambac, pursuant to Internal Revenue Code section 6213(b). The Internal Revenue Service may then file a lien that attaches to Ambac’s property interests, including the property interests of any member of the consolidated tax group, and commence collection efforts. Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds. If these events occur, Ambac Assurance’s Segregated Account rehabilitation plan may be materially impacted and Ambac’s ability to effectively reorganize may be seriously jeopardized.

The Surplus Notes issued pursuant to the final terms of the Settlement Agreement may be characterized as equity of Ambac Assurance and as a result Ambac Assurance may no longer be a member of the U.S. federal income tax consolidated group of which the Company is the common parent.

It is possible the Surplus Notes may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If the Surplus Notes are characterized as equity of Ambac Assurance and it is determined the Surplus Notes represented more than twenty (20) percent of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with the Company. As a result, Ambac Assurance may no longer be characterized as a member of the U.S. federal income tax consolidated group of which the Company is the common parent (the “Company Consolidated Tax Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including Ambac Assurance as the new common parent and Ambac Assurance’s affiliated subsidiaries (the “AAC Consolidated Tax Group”).

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

To the extent the Surplus Notes are characterized as equity for U.S. federal income tax purposes, accrued interest will not be deductible. In addition, even if the Surplus Notes are characterized as debt for U.S. federal income tax purposes, the deduction of interest accruing on the Surplus Notes may be deferred until paid or eliminated in part depending upon (i) the terms of any deferral and payment provisions provided in the Surplus Notes, (ii) whether the Surplus Notes have “significant original issue discount” and (iii) the yield to maturity of the Surplus Notes. To the extent deductions with respect to interest is eliminated or deferred, the U.S. federal income tax of Ambac Assurance, the members of the Ambac Consolidated Tax Group or the members of the Ambac Assurance Consolidated Tax Group, as the case maybe, could be materially increased reducing the amount of cash available to pay third party obligations or dividends.

The Ambac Assurance NOL (and certain other tax attributes or tax benefits of the Ambac Consolidated Tax Group) may be subject to limitation as a result of the bankruptcy reorganization.

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

It is likely that Ambac would undergo an “ownership change” for purposes of section 382 of the Code as a result of implementation of a bankruptcy plan of reorganization. Ambac hopes to qualify under a special exception contained in section 382(l)(5) of the Code (the “L5 Exception”) in order to avoid an ownership change as a result of the implementation of the bankruptcy plan of reorganization.

In connection with the Bankruptcy Filing, the Bankruptcy Court issued an order (the “Trading Order”) restricting certain transfers of equity interests in and claims against Ambac. The purpose of the Trading Order is to increase the likelihood that Ambac may qualify for the L5 Exception and thereby preserve Ambac’s NOLs. The Trading Order implements notice and hearing procedures for transfers by a person or entity that beneficially owns more than 13,500,000 shares of Ambac stock. Transfers of stock in violation of this Trading Order will be void ab initio. In addition, the Trading Order generally requires persons or entities that beneficially own claims against Ambac totaling more than $55,000,000 to agree to “sell down” a portion of its claims against Ambac prior to a bankruptcy reorganization, such that the claimholder would receive less than 5 percent of reorganized Ambac’s stock in a bankruptcy plan of reorganization that may qualify for the L5 Exception. Any claimholder who does not comply with the Trading Order would only receive stock in reorganized Ambac equal to less than 5 percent of reorganized Ambac’s outstanding stock.

If Ambac does not qualify for the L5 Exception, the bankruptcy plan of reorganization will adversely impact the preservation of, and likely substantially impair, the Ambac Assurance NOL, and some or all of Ambac’s taxable income after the reorganization may be subject to tax.

The amended tax sharing agreement may reduce the cash available to the Company limiting the Company’s ability to service its obligations to third parties.

Pursuant to the Settlement Agreement the existing tax sharing agreement among the members of the Company Consolidated Tax Group was terminated as to Ambac Assurance and its subsidiaries, including Everspan (the “AAC Subgroup”), and was replaced by an agreement that recognizes the consolidated NOL of the group as an asset of the AAC Subgroup and that requires the Company to compensate Ambac Assurance on a current basis for use of any portion of that asset, except that the Company shall not be required to compensate Ambac Assurance for the Company’s use of net operating losses in connection with cancellation of debt income associated with restructurings of its bonds outstanding as of March 15, 2010. The amended tax sharing agreement may materially reduce the cash available to the Company limiting the Company’s ability to service its obligations to third parties or pay dividends.

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

On March 1, 2011, Ambac entered into an agreement with the landlord to terminate the lease agreement for the office space at One State Street Plaza (“Termination Agreement”) and entered into a new lease with reduced space at a reduced rate. The effective date of the Termination Agreement and the new lease is subject to the following: (i) the approval of the Termination Agreement by the Rehabilitator, the Rehabilitator Court and the Board of Directors of Ambac and Ambac Assurance, the OCI and the Bankruptcy Court and (ii) the approval of the new lease by the OCI and Board of Directors of Ambac Assurance. The initial term of the new lease will end on December 31, 2015.

Ambac’s financial guarantee business segment also maintains offices in the United Kingdom (London), which consist of approximately 3,500 square feet of office space, under an agreement that expires in October 2020, with an earlier term option at Ambac’s discretion; and in Italy (Milan). Ambac ceased operations in its offices in California (Irvine), Connecticut (Greenwich) and Australia (Sydney) in 2010.

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

Please refer to Note 13 “Commitments and Contingencies” of the Consolidated Financial Statements located in Part II, Item 8 in this Form 10-K for a discussion on Legal Proceedings against Ambac and its subsidiaries.

Item 4.	Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

As of February 28, 2011, there were 86 stockholders of record of Ambac’s Common Stock, which trades under the symbol “ABKFQ”.

The table below sets forth the high and low sales prices per share of Ambac’s Common Stock and the amount of cash dividends declared per common share.

	High	Low	Dividends
2010:
Fourth Quarter	$1.15	$0.02	$0.00
Third Quarter	$1.05	$0.40	$0.00
Second Quarter	$3.39	$0.54	$0.00
First Quarter	$0.88	$0.51	$0.00
2009:
Fourth Quarter	$1.56	$.70	$0.00
Third Quarter	$1.88	$.75	$0.00
Second Quarter	$1.75	$.82	$0.00
First Quarter	$1.52	$.35	$0.00

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac does not expect to utilize its remaining repurchase capacity. Accordingly, Ambac has not repurchased shares of its Common Stock in the open market since 2007, including the period from January 1, 2011 through February 28, 2011. The following table summarizes Ambac’s repurchase program during the fourth quarter of 2010 and shares available at December 31, 2010:

	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 2010	—	$—	—	3,050,326
November 2010	—	$—	—	3,050,326
December 2010	—	$—	—	3,050,326

Fourth Quarter 2010	—	$—	—	3,050,326

Information concerning payments and restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters—Dividend Restrictions, Including Contractual Restrictions” and in Note 17 to the Consolidated Financial Statements located in Part II, Item 8 in this Form 10-K.

The graph below compares the five-year total return to stockholders (stock price appreciation plus reinvested dividends) for Ambac common stock with the comparable return of two indexes: the Standard & Poor’s 500 Stock Index and the Investor’s Business Daily Insurance-Property/Casualty/Title Index.

Cumulative total stockholder return assumes an initial investment of $100 on December 31, 2005. Total return includes reinvestment of dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Ambac Five-Year Cumulative Total Return to

Various Indicies

	2005	2006	2007	2008	2009	2010
Ambac	$100	$116.5	$34.2	$1.8	$1.1	$0.2
S&P Standard Index	$100	$115.8	$122.2	$77.0	$97.3	$112.0
Insurance-Property/Casualty/Title Index	$100	$112.5	$100.9	$78.4	$84.9	$99.2

Item 6.	Selected Financial Data.

The following financial information for the five years ended December 31, 2010, has been derived from Ambac’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8.

	Years Ended December 31,
($ in millions, except per share amounts)	2010	2009	2008	2007	2006
Statement of Operations Highlights:
Gross premiums written	($476.1)	($548.8)	$536.9	$1,031.4	$996.7
Net premiums written	(365.7)	61.2	483.7	753.9	893.2
Net premiums earned	546.0	797.4	1,022.8	841.5	811.6
Financial guarantee net investment income	324.0	482.7	480.1	460.3	423.9
Financial guarantee total other-than-temporary impairments recognized in earnings	(56.7)	(1,570.7)	(70.9)	—	—
Financial guarantee net realized investment gains	76.4	131.7	79.9	9.9	7.1
Net change in fair value of credit derivatives	60.2	3,812.9	(4,031.1)	(5,928.0)	68.8
(Loss) income on variable interest entities	(616.7)	7.5	0.1	(7.8)	—
Interest income from investment and payment agreements	34.1	70.7	255.9	445.3	391.7
Financial services—other revenue	(106.6)	(207.2)	(134.2)	4.1	13.2
Financial services net other-than-temporary impairments recognized in earnings	(3.1)	(283.9)	(451.9)	(40.1)	— —
Financial services net realized investment gains	72.9	184.5	215.6	11.0	59.3
Total revenue	434.1	3,900.4	(2,767.3)	(4,227.5)	1,832.1
Losses and loss expenses	719.4	2,815.3	2,227.6	256.1	20.0
Financial guarantee underwriting and operating expenses	198.4	175.7	215.8	139.3	133.7
Financial guarantee interest expense	62.2	—	—	—	—
Interest expense from investment and payment agreements	16.8	34.1	235.0	420.0	359.9
Financial services—other expenses	13.7	12.6	12.7	12.2	12.4
Corporate interest expense	102.3	119.6	114.2	85.7	75.3
Reorganization items	32.0	—	—	—	—
Pre-tax (loss) income from continuing operations	(735.0)	724.9	(5,618.3)	(5,154.7)	1,210.3
Net (loss) income attributable to Ambac Financial Group, Inc.	(735.2)	(14.6)	(5,609.2)	(3,248.2)	875.9
Net (loss) income per share:
Basic	(2.56)	(0.05)	(22.31)	(31.56)	8.22
Diluted	(2.56)	(0.05)	(22.31)	(31.56)	8.15
Cash dividends declared per common share	0.00	0.00	0.10	0.780	0.660

(1)	n.m. = not meaningful. Return on equity is not meaningful due to a net loss and negative equity.

	Years Ended December 31,
($ in millions, except per share amounts)	2010	2009	2008	2007	2006
Balance Sheet Highlights:
Total investments, at fair value(1)	$8,757.7	$9,229.2	$10,292.8	$18,395.7	$17,433.6
Deferred ceded premium	264.9	500.8	292.8	489.0	315.5
Loans(1)	15,761.8	2,716.4	798.8	867.7	625.4
Total assets(1)	29,047.1	18,886.4	17,259.7	23,713.8	20,267.8
Unearned premiums	4,007.9	5,687.1	2,382.2	3,123.9	3,037.5
Losses and loss expense reserve	5,288.7	4,771.7	2,275.9	484.3	220.1
Obligations under investment agreements, investment repurchase agreements and payment agreements	805.6	1,291.0	3,357.8	8,706.4	8,356.9
Liabilities subject to compromise	1,695.2	—	—	—	—
Long-term debt(1)(2)	16,309.3	4,640.2	1,868.7	1,669.9	991.8
Total stockholders’ (deficit) equity	(2,008.5)	(2,287.8)	(3,782.3)	2,279.9	6,189.6

(1)	Includes assets and debt of variable interest entities consolidated under the provisions of relevant consolidation accounting guidance. See Note 10 of the Consolidated Financial Statements for amounts associated with variable interest entities as of December 31, 2010 and 2009.
(2)	Debentures issued by Ambac are included in the line item “Liabilities subject to compromise” for 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose affiliates provided financial guarantees and financial services to clients in both the public and private sectors around the world. On November 8, 2010 Ambac filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). The Company will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

Ambac provided financial guarantee insurance for public and structured finance obligations through Ambac Assurance and Ambac Assurance UK, Ltd (“Ambac UK”). While Ambac Assurance historically had AAA financial strength ratings, its ratings have been downgraded multiple times, beginning in 2008. As a result, Ambac Assurance currently has a Caa2 financial strength from Moody’s. As a result of these downgrades and the events and circumstances described in the “2010 Overview” located in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K, our business activities have been limited to loss mitigation and the recovery of residual value in Ambac Assurance.

Through its financial services subsidiaries, Ambac provided financial and investment products, including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its subsidiaries which wrote financial services business. As of December 31, 2009, all total return swaps had terminated and settled. The interest rate swap and investment agreement businesses are in active runoff, which may result in transaction terminations, settlements, restructurings, assignments and scheduled amortization of contracts. In the process of running off these businesses, we may execute hedging transactions to mitigate risks in the respective books of business to the extent that we are able to do so; however, the Segregated Account Rehabilitation Proceedings (as hereinafter defined) and the financial condition of Ambac Assurance will make execution of any such hedging transactions more difficult. To the extent we are unable to hedge such risks, adverse financial impacts may result. Beginning in 2009, the financial services interest rate derivative portfolio has also been used to hedge exposure to rising interest rates within the financial guarantee segment. As a result, declines in current or projected future interest rates could result in losses to the financial services segment.

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

Critical accounting policies are considered critical because they place significant importance on management to make difficult, complex or subjective estimates regarding matters that are inherently uncertain. Financial results could be materially different if alternative methodologies were used or if management modified its assumptions or estimates. Management has identified the accounting for loss and loss expenses of non-derivative financial guarantees, the valuation of financial instruments, including the determination of whether an impairment is other-than-temporary and the valuation allowance on deferred tax assets, as critical accounting policies. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereon included elsewhere in this report. We have discussed with the Audit Committee management’s assessment of such critical accounting policies, the reasons why they are considered critical, and how current and anticipated future events impact those determinations. The Company’s critical accounting policies and estimates are as follows:

Financial Guarantee Insurance Losses and Loss Expenses:

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

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s surveillance group to track credit migration of insured obligations from period to period and update internal credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) risk classification, while adversely classified credits are assigned a risk classification of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection and loss mitigation efforts could cause an increase in delinquencies and potential defaults of the underlying obligations. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and default-related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool, and (iii) foreclosure and real estate owned disposition strategies and timelines.

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

The second approach entails the use of more precise estimates of expected net cash outflows (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of various possible outcomes and develop cash flow scenarios. This approach can include the utilization of internal or external models to project net claim payment estimates. We have utilized such tools for residential mortgage-backed exposures as well as certain other types of exposures. In general, these tools use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates, that in turn determine projected future net claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net claim payment scenarios and applying an appropriate discount factor. A loss reserve is recorded for the excess, if any, of estimated expected losses (net cash outflows) using either of these two approaches, over UPR. For certain policies, estimated potential recoveries exceed estimated future claim payments because all or a portion of such recoveries relate to claims previously paid. The expected net cash inflows for these policies are recorded as a subrogation recoverable asset.

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

Ambac establishes loss expense reserves based on our estimate of expected net cash outflows for loss expenses, such as legal and consulting costs.

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

Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Reinsurance recoveries do not have a significant effect on loss reserve volatility because Ambac has little exposure ceded to reinsurers and has received collateral from such reinsurers. The current stressed credit environment has had an adverse impact on the financial strength of the reinsurers used by Ambac. Please refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for further information and discussion.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims and, therefore, the estimate of loss severity has remained constant. We have observed that, with respect to three bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, including as a result of the current credit market crisis, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The three bond types are residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”) and student loan securities. These three bond types represent 86% of our ever-to-date claim payments with RMBS comprising 84% of our ever-to-date claims payments.

The table below indicates the number of credits and gross par outstanding for loss reserves on credits which have defaulted and all other credits for which loss reserves have been established at December 31, 2010:

($ in millions)	Number of credits	Gross par outstanding	Gross Loss Reserves(2)
RMBS	147	$20,282	$3,066
Student Loans	98	10,825	865
All other credits	63	5,034	527
Loss adjustment expenses	—	—	95

Totals	308	$36,141	$4,553	(1)

(1)	Loss reserves of $4,553 are included in the balance sheet in the following line items: Loss and loss expense reserve—$5,288; Subrogation recoverable—$714; and Other assets—$21.
(2)	Ceded Par Outstanding and ceded loss reserves are $1,880 and $129, respectively. Cede loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies its insured first-lien RMBS exposure principally into two broad credit risk classes: Alt-A (including mid-prime, interest only, and negative amortization) and sub-prime. Alt-A loans were typically made to borrowers who had stronger credit profiles, while sub-prime loans were typically made to borrowers with weaker credit profiles. Compared with Alt-A loans, sub-prime loans typically had higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The Alt-A category includes loans backed by borrowers who typically did not meet standard agency guidelines for documentation requirement, property type or loan-to-value ratio. These are typically higher-balance loans made to individuals who might have past credit problems that are not severe enough to warrant “sub-prime” classification, or borrowers who chose not to obtain a prime mortgage due to documentation requirements.

Ambac has also insured RMBS transactions that contain predominantly second-lien mortgage loans such as closed-end seconds and home equity lines of credit. A second-lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second-lien loan is subordinate to the first-lien loan outstanding on the home. The borrower is obligated to make monthly payments on both their first and second-lien loans. If the borrower defaults on the payments due under these loans and the property is subsequently liquidated, the liquidation proceeds are first utilized to pay off the first-lien loan (as well as costs due the servicer) and any remaining funds are applied to pay off the second-lien loan. As a result of this subordinate position to the first-lien loan, second-lien loans carry a significantly higher severity in the event of a loss, typically at or above 100% in the current housing market.

RMBS transaction-specific behavior is analyzed on a risk-priority basis. We employ a screening tool to assess the sufficiency of credit enhancement remaining in a transaction, as well as other adverse credit data that may result in deterioration. Transactions which are experiencing escalating delinquencies and increasing loss severities and/or which are experiencing declining levels of subordination or overcollateralization relative to collateral losses are identified as underperforming. For underperforming transactions, historical collateral performance is examined and future collateral performance and cash flows are projected and evaluated. These underperforming transactions are then included in an adversely classified credit list and assigned a credit classification consistent with the degree of underperformance.

The table below distinguishes between credits for which we have not established a subrogation recovery and those for which we have, providing in both cases the number of credits, gross par outstanding, gross loss reserves before subrogation, subrogation, and gross reserves net of subrogation for all RMBS exposures for which Ambac established reserves at December 31, 2010:

($ in millions)	Number of credits	Gross par outstanding	Gross claim liability before subrogation recoveries	Subrogation recoveries	Gross claim liability after subrogation recoveries
Second-lien	33	$5,751	$842	NA	$842
Mid-prime	63	6,153	1,718	NA	1,718
Sub-prime	15	1,048	42	NA	42
Other	9	316	226	NA	226

Total Credits Without Subrogation	120	13,268	2,828	NA	2,828

Second-lien	19	4,319	2,127	($1,908)	219
Mid-prime	4	771	165	(221)	(56)
Sub-prime	4	1,924	363	(288)	75

Total Credits With Subrogation	27	7,014	2,655	(2,417)	238

Total	147	$20,282	$5,483	$(2,417)	$3,066

Second-Lien:

In evaluating our portfolio of insured second-lien transactions we use a roll-rate methodology which observes trends in delinquencies, defaults, loss severities and prepayments and extrapolates ultimate performance from this data on an individual transaction basis (and their component pools where they exist). As more information (performance and other) accumulates for each underperforming transaction we are able to update assumptions in this model to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate is adjusted each period to reflect current performance. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ delinquency categories all the way through to charge-off. We use this data to project a default curve for the life of the transaction. Listed below are specific inputs we used for 2010 loss estimates:

Prepayment Rates:

Voluntary prepayments have declined far below expected levels, driven by negative House Price Appreciation (“HPA”), an impaired mortgage market, and borrowers’ inability to prepay balances. In our opinion, these factors will not improve in the foreseeable future and thus we generally project recent trends into the future. This translates into projected prepayment rates in the 2% to 5% range.

Loss Severity:

We project loss severities to between 100% and 105% as we expect complete write-offs in this asset class exacerbated by carrying costs. We have noted, with regard to several second-lien transactions, that the current unwillingness of mortgage insurers to pay claims under their contracts on bonds insured by Ambac has caused increased claim payments.

First-Lien:

Ambac utilizes a third-party multi-scenario stochastic (Monte Carlo) cash flow model to estimate first-lien product loss reserves. The model projects multiple scenarios at the individual mortgage loan level using various inputs, including:

(i)	Home price projections at the Core Based Statistical Area (CBSA) level. Home price projections were obtained from an independent third party;

(ii)	An interest rate tool to generate term interest rate scenarios;

(iii)	An unemployment module to project unemployment rates at the state level;

(iv)	A discrete loan-level credit module to estimate the probability of monthly loan level credit performance through time across eight possible status states (current, 30 day delinquent, 60 day delinquent, 90 + day delinquent, foreclosure, REO, prepay, and default); and

(v)	A severity module which pairs with the credit module and, on the basis of loan level information, generates a Loss Given Default severity time line.

The pool of mortgage loans backing each securitization are selected from a proprietary loan-level database and the loss and prepayment scenarios across all loans are used to generate aggregated future cash inflows. The cash flow model embeds all the priority of payments and cash-diversion structures documented in the contracts which define the liability payment obligations of the security being analyzed. We take the average of 300 claim cash-flow scenarios and discount it, as appropriate, to estimate the gross claim liability.

Government programs:

In May of 2009, the Federal Government initiated the Home Affordable Modification Plan (HAMP) which allows servicers to modify loans. After determining a borrower’s eligibility, a servicer can take a series of steps to reduce the monthly mortgage payment. HAMP is applicable to the Ambac-wrapped transactions serviced by the servicers that have signed servicer participation agreements to modify loans under HAMP. Based on the current activity of the trial plan HAMP offers and the latest indications from government published sources at December 31, 2010, we assume in the first-lien model that 0.5% of HAMP-eligible loans will be modified monthly for 24 months for Ambac portfolios serviced by HAMP participating servicers. At December 31, 2009, Ambac’s first-lien model assumed that 4% of HAMP-eligible loans will be modified monthly for 12 months (for a total of 48% of HAMP-eligible loans ultimately modified) for Ambac portfolios serviced by HAMP participating servicers.

Servicer Intervention:

The first-lien model also reflects the steps Ambac is taking to address shortcomings in servicing performance including transferring servicers where the legal right exists to do so. Ambac expects to initiate, with the cooperation of the Rehabilitator of the Segregated Account of Ambac Assurance, additional programs with servicers that will provide for loan modifications (principal forgiveness), improved liquidation timelines, short sales, and selected rate reductions. Ambac believes these are the principal factors that will result in reduced losses over time. We are projecting that only exposures that have already transferred servicing or entered into special servicing agreements will benefit from the effects of servicer intervention strategies.

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

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. To effect a repurchase, depending on the transaction, the sponsor is obligated to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss (which in certain cases excludes accrued unpaid interest). Notwithstanding the material breaches of representations and warranties, up until the establishment of the Segregated Account and the associated Segregated Account Rehabilitation Proceedings, Ambac had continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations and will pay claims in accordance with the Rehabilitation Plan after the plan becomes effective. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for claim payments made in previous months. Notwithstanding the reimbursement of previous monthly claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall.

Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”); and (2) dollar amount of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization (“adverse sample approach”). We do not include estimates of damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known; however, certain large financial institutions who have served as sponsors for certain transactions that Ambac has insured have disclosed that reserves have been established related to claims by financial guarantors and others for breaches of representations and warranties.

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

Due to the nature of the sampling methodology used, the subrogation recovery estimate Ambac has recorded based on the above-described random sample approach includes all breached loans which Ambac believes the sponsor is contractually required to repurchase, including extrapolation to a loan pool which includes loans which have not defaulted, and, in fact, may not default in the future (i.e. performing loans). In theory, a loan that continues to perform in accordance with its terms through repayment should have little or no effect on Ambac’s anticipated claim payments, regardless of whether or not the sponsor repurchases the loan. In other words, since there will be sufficient cash flows to service the notes in either situation (i.e. whether cash is received from a sponsor loan repurchase or whether cash is received from the underlying performing loan), there should be no claim payment under Ambac’s insurance policy in respect of such loans. Nonetheless, Ambac may have recorded a subrogation recovery for certain performing loans because it believes the breaches of representations and warranties are so pervasive that a court would deem it impractical to have the sponsor re-underwrite every loan in a given transaction and repurchase only individual loans that have breached. Rather, Ambac believes there is precedent for the utilization of a statistical sampling and extrapolation methodology across a population to prove liability and damages where it would be impractical to make a determination on an individual loan basis (a recent court ruling in a similar suit unrelated to Ambac but in the same jurisdiction in which Ambac has filed its litigation to date, supports the view that a sampling methodology is permissible.) Ambac believes a court would likely award damages based on a reasonable methodology, such as our random sample approach, which damages would be either remitted directly to Ambac, placed in the securitization trust, or otherwise held under an arrangement for the benefit of the securitization trust; however, Ambac believes that under such an approach individual loans would not be repurchased from the trust. In either case, Ambac believes those damages would compensate Ambac for past and future claim payments. Consequently, since the sponsor is contractually obligated to repurchase those loans which breach representations and warranties regardless of whether they are current or defaulted, Ambac believes the appropriate measure in estimating subrogation recoveries is to apply the breach rate to both performing and defaulted loans.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, in foreclosure, REO or bankruptcy. The estimated subrogation recovery under this approach represents 100% of the original principal balance of those specific loans identified as having not met the underwriting criteria or otherwise breaching representations and warranties (i.e. the adverse loans), multiplied by a discount factor using the same assumptions used for the discount factor in the random sample approach. For transactions subject to the adverse sample approach, given Ambac’s limitations in developing a statistically valid random sample and its belief that the subrogation estimate under this approach is inherently conservative (for reasons discussed below), Ambac did not attempt to develop probability-weighted alternative cash flow scenarios as it believes such results would not be meaningful. The three primary differences between this adverse sample approach and the random sample approach, discussed in the previous paragraphs, are as follows:

(i)	There is no extrapolation to the CULPB and realized losses under the adverse sample approach. At December 31, 2010, the adverse sample approach continues to be used for 15 transactions that are with the same sponsor, who has limited our access to the underlying loan files and, therefore, a statistically valid random sample from the entire loan pool cannot be selected. This is in contrast to the transactions subject to the random sample approach where Ambac’s access to individual loan files has not been limited and the Company, therefore, has been able to develop a statistically valid representative sample.

(ii)	The adverse sample approach is based on the original principal balance rather than the principal balance at the time of default and liquidation or charge-off. Furthermore, it does not include other components of the sponsor’s contractual repurchase obligation where the sponsor is also obligated to repay accrued interest, servicer advances and/or trustee expenses. The adverse sample approach relies on individual loan level data where all of the components of the sponsor’s buyback obligation have not been specifically provided by the sponsor nor is easily estimable. For example, home equity lines of credit (HELOCs) are revolving loans whose principal balances may be higher or lower at the time of default and liquidation or charge-off than at the time of origination. However, given the limited information available to Ambac in estimating such principal balances at the time of liquidation or charge-off, the original principal balance was used in calculating subrogation recoveries. Another example is closed-end second lien RMBS where the interest due on a particular loan will be a function of the length of time of delinquency prior to liquidation or charge-off, and cannot be readily estimated. Incremental costs, including fees and servicer advances for such items as property taxes and maintenance, are likewise not readily estimated.

(iii)	Unlike the random sample approach, for the adverse sample approach Ambac did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans selected represent only approximately 40% of the value of the impaired population of loans, only approximately 5% of the value of the original loans in the pool, and the breach rate in the sample was pervasive. In other words, because the adverse loans selected represent only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation.

Ambac has updated its estimated subrogation recoveries from $2,046.8 million ($2,026.3 million, net of reinsurance) at December 31, 2009 to $2,417.1 million ($2,391.3 million, net of reinsurance) at December 31, 2010. The balance of subrogation recoveries and the related claim liabilities at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
($ in millions)
Adverse samples	15	(2)	$1,644.5	$(719.4)	$925.1
Random samples	12	(3)	1,010.7	(1,697.7)	(687.0)

Totals	27		$2,655.2	$(2,417.1)	$238.1

	December 31, 2009
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
($ in millions)
Adverse samples	10		$759.4	$(460.6)	$298.8
Random samples	9		937.3	(1,586.2)	(648.9)

Totals	19		$1,696.7	$(2,046.8)	$(350.1)

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,417.1 million of subrogation recoveries recorded at December 31, 2010, $1,702.4 million was included in “Subrogation recoverable” and $714.7 million was included in “Loss and loss expense reserves.”

(2)	Of these 15 transactions, 10 contractually require the sponsor to repurchase loans at the unpaid principal balance and 5 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

(3)	Of these 12 transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 9 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac estimates that it will take approximately three years from the initiation of litigation with the sponsor to ultimate resolution. Based on this estimate as a basis for projecting the future subrogation cash flows, Ambac assumes, on average, approximately three and a half years to collect recoveries, discounted at a risk-free rate of 2.39% and 1.88% at December 31, 2010 and 2009, respectively. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses.

We have performed the above-mentioned, detailed examinations on a variety of second-lien and first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of seven sponsors represent the 27 transactions which have been reviewed as of December 31, 2010. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the financial institutional parent, each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would not seek to disclaim financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. In fact, we have witnessed to date, certain successor financial institutions make significant payments to certain claimants to settle breaches of representations and warranties perpetrated by sponsors that have been acquired by such financial institutions. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review other RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Below is the rollforward of RMBS subrogation for the period December 31, 2009 through December 31, 2010:

($ in millions)	Random sample	# of deals	Adverse Sample	# of deals
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at 12/31/09	$1,586.2	9	$460.6	10

Changes recognized in 2010:
Additional transactions reviewed	124.6	3	218.2	5
Additional adverse sample loans reviewed	—	n/a	60.7	n/a
Loans repurchased by the sponsor	(6.0)	n/a	(32.2)	n/a

Subtotal of changes recognized in current period	118.6	3	246.7	5

Changes from re-estimation of opening balance:
Change in pre-recovery loss reserves	(7.1)	n/a	12.1	n/a
Discounted RMBS subrogation (gross of reinsurance) at 12/31/10	$1,697.7	12	$719.4	15

As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. As noted in “2010 Overview” located in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K, all RMBS policies were allocated to the Segregated Account and as such, the foregoing discussion of Ambac’s risk management practices is qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate the above risk management practices relating to representation and warranty breaches by RMBS transaction sponsors.

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $900.2 million and $1,619.6 million in 2012 and 2013, respectively (gross of discounting, reinsurance and credit risk valuation in the amount of $97.6 million, $25.8 million and $5.1 million, respectively). The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced and our stockholders’ deficit as of December 31, 2010 would increase from $1,354.2 million to $3,745.5 million.

Reasonably Possible Additional Losses:

RMBS:

It is possible that our loss estimate assumptions for the RMBS insurance policies discussed above could be materially under-estimated as a result of continued deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment, and wage pressures and/or continued illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be lower than our current estimates if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents or (iv) an election to accept a lower settlement.

We have attempted to identify the reasonably possible losses using more stressful assumptions in our existing methodologies and models. Different methodologies, assumptions and models could produce different base and reasonably possible outcomes and actual results may differ materially from all of these various modeled results. Using more stressful assumptions in our existing methodologies, the reasonably possible increase in loss reserves for second lien credits for which we have an estimate of expected loss at December 31, 2010 could be approximately $800 million. The reasonably possible scenario for second-lien mortgage collateral generally assumes that the voluntary constant prepayment rate decreases by 1 to 5 percent (depending on transaction performance), and the current-to-30 day roll assumption over a twelve month period increases by 0.25 percent to 1 percent (depending on transaction performance). In addition, the loss severities for second-lien products may be greater because of increased carrying costs and servicing advances that are not recovered and we frequently increased them in a range between 1 to 3 percent. Using more stressful assumptions in our existing methodologies, the reasonably possible increase in loss reserves for first-lien credits for which we have an estimate of expected loss at December 31, 2010 could be approximately $650 million. The reasonably possible scenario for first-lien mortgage credits assumes that aggravated losses occur as a result of deterioration of macroeconomic factors and a reduced impact from government programs and servicer intervention.

Student Loans:

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities and variable rate debt obligations. Refer to Auction Rate Securities and Variable Rate Demand Obligations in Part 1, Item 1 of this Form 10-K for further information on our exposures to such failed debt structures. Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk as with other types of unsecured credit. Recent default data has shown a significant deterioration in the performance of private student loans underlying our transactions. Additionally, due to the failure of the auction rate and variable rate markets, the interest rates on these securities increased significantly to punitive levels pursuant to the terms of the documents. Such increases have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. Although some issuers have been successful in refinancing some of their failed debt obligations, refinancing alternatives are limited, and refinancing options for private loans are severely impaired. Effective July 1, 2010, lenders are unable to originate guaranteed loans, due to the termination of the FFELP program. The resulting reduction in new revenues may adversely affect a number of issuers, whose ability to continue as administrator of the relevant transaction trusts may become at risk. For student loan credits for which we have an estimate of expected loss at December 31, 2010, the reasonably possible increase in loss reserves from the December 31, 2010 balance could be approximately $2,417 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability weighted expected loss at December 31, 2010.

Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but reserves for losses and loss expenses are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments:

Ambac’s financial instruments that are reported on the Consolidated Balance Sheets at fair value and subject to valuation estimates include investments in fixed income securities, VIE assets and liabilities, and derivatives comprising credit default, interest rate and currency swap transactions. Surplus notes issued in connection with claim or commutation settlements are recorded at fair value at the date of issuance and subsequently reported at amortized cost within Long-term debt on the Consolidated Balance Sheet. Determination of fair value for newly issued surplus notes is a highly subjective process which relies upon the use of significant unobservable inputs and management judgment consistent with a Level 3 valuation.

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 82% of our assets and approximately 59% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for over one year. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position owned by Ambac, may be significantly different from its recorded fair value. Refer to Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for discussion related to the transfers in and/or out of Level 1, 2 and 3 fair value categories.

Investment in Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with ASC Topic 320, Investments—Debt and Equity Securities. ASC Topic 320 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments held in the investment portfolios of Ambac and its operating subsidiaries are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either other quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Ambac’s investments in fixed income securities (excluding VIE investments) classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (“AOCI”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. Effective April 1, 2009, Ambac adopted ASC Paragraph 320-10-65-1 of ASC Topic 320. ASC Paragraph 320-10-65-1 amends existing GAAP guidance for recognition of other-than-temporary impairments of debt securities. Beginning with the quarter ended June 30, 2009, if management assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before the anticipated recovery of its amortized cost basis less any current period credit loss, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the impairment is separated into the amount related to the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. To determine whether a credit loss has occurred, management considers certain factors, including the length of time and extent to which the fair value of the security has been less than its amortized cost and downgrades of the security’s credit rating. If such factors indicate that a potential credit loss exists, then management will compare the present value of estimated cash flows from the security to the amortized cost basis to assess whether the entire amortized cost basis will be recovered. When it is determined that all or a portion of the amortized cost basis will not be recovered, a credit impairment charge is recorded in earnings in the amount of the difference between the present value of cash flows and the amortized cost at the balance sheet date, with the amortized cost basis of the impaired security written-down to the present value of cash flows. Ambac uses the single most likely cash flow scenario in the assessment and measurement of credit impairments. Estimated cash flows are discounted at the effective interest rate implicit in the security at the date of acquisition or upon last impairment. For floating rate securities, estimated cash flows are projected using the relevant index rate forward curve and the discount rate is adjusted for changes in that curve since the date of acquisition or last impairment. Prior to April 1, 2009, if a decline in the fair value of an available-for-sale security was judged to be other-than-temporary a charge was recorded in net realized losses equal to the full amount of the difference between the fair value and amortized cost basis of the security. For fixed income securities, the Company accretes the new cost basis to par or to the estimated future cash flows over the expected remaining life of the security by adjusting the security’s yield.

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

VIE Assets and Liabilities:

The assets and liabilities of VIEs consolidated under ASC Topic 810, Consolidation consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value with changes in fair value recognized in Financial Guarantee: (Loss) income on variable interest entity activities of the Consolidated Statements of Operations. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above.

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

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of debt and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted to consider Ambac’s own credit risk.

Derivatives:

Ambac’s operating subsidiaries’ exposure to derivative instruments is created through interest rate and currency swaps, US Treasury futures contracts and credit default swaps. These contracts are accounted for at fair value under ASC Topic 815, Derivatives and Hedging. Valuation models are used for the derivatives portfolios, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates (taxable and tax-exempt), credit spreads, default probabilities, recovery rates, comparable securities with observable pricing, and the credit rating of the referenced entities. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Refer to Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

The fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio,” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which suffered significant credit downgrades. All remaining CDO of ABS transactions were settled in 2010. See Note 1 to the Consolidated Financial Statements for more information on the commutation of all such transactions under the Settlement Agreement. Within the remaining CDS portfolio as of December 31, 2010, transactions comprising approximately 87% of par outstanding have experience some degree of credit rating downgrade since inception, including three structured finance transactions that are internally rated below investment grade. The relative change ratio on these transactions is 93.7% at December 31, 2010. The average rating for all other transactions that have been downgraded was AA- as of December 31, 2010 and, therefore, changes to the relative change ratio have not been significant.

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

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of quotes received; including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of December 31, 2010. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, (i.e. the relative change ratio, a key component of our valuation calculation). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach exhibits the same weakness as other modeling approaches, as it is unclear if we could execute at these values.

Valuation of Deferred Tax Assets:

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

Federal Income Tax Legislation

During the fourth quarter of 2009, Congress enacted The Worker, Homeownership, and Business Assistance Act of 2009, which, among other measures, allows businesses to carryback net operating losses from 2008 and 2009 to profits from the past five years. Under prior law, the losses were limited to a two year carryback. As a result of this enacted legislation, Ambac realized a $443.9 million tax refund, which was received in February 2010.

RESULTS OF OPERATIONS

On November 8, 2010 (the “Petition Date”), Ambac (“Debtor”) filed a voluntary petition for relief under Chapter 11 (“Bankruptcy Filing”) of the Bankruptcy Code in the Bankruptcy Court. Ambac will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

We follow the accounting prescribed by Financial Accounting Standards Board Accounting Standards Codification Topic 852, “Reorganizations” (“ASC Topic 852”). Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. Accordingly, the financial results in the prior periods or filed in future filings may not be comparable to 2010.

The financial results beginning in 2007 and continuing into 2010 have been impacted directly and indirectly by exposure to residential mortgages and other financial market disruption-related losses. Ambac has experienced significant losses within its financial guarantee business (both insurance policies and credit derivatives transactions) which, beginning 2008, led to rating downgrades of Ambac Assurance by the independent rating agencies. Also, as a result of these downgrades, most of Ambac’s financial services counterparties exercised their contractual rights to either terminate contracts and/or obtain additional collateral from Ambac. Terminations of many interest rate, currency and total return swaps have also resulted in losses to Ambac. Financial guarantee losses and commutations along with financial services terminations and collateral requirements have resulted in partial liquidation of the investment portfolio, adversely impacting investment income. In certain circumstances, Ambac was able to negotiate terminations of investment agreement contracts at a discount to its liability, recognizing realized gains. The investment portfolio has suffered other-than-temporary impairment losses, especially among residential mortgage backed securities. Actions taken by our insurance regulator in early 2010 resulted in the temporary cessation of claim payments since March 24, 2010. While the claims moratorium has increased cash available for investment, it also resulted in additional investment impairment losses on Ambac-guaranteed securities within the investment portfolio. Also, in June 2010 Ambac commuted all of its CDS contracts related to CDO of ABS exposures, removing from credit derivative portfolio the contracts that have contributed the substantial majority of mark-to-market volatility in the Company’s results over the past few years.

Ambac’s diluted loss was ($753.2) million or ($2.56) per share, ($14.6) million or ($0.05) per share, and ($5,609.2) million or ($22.31) per share, for 2010, 2009 and 2008, respectively.

The 2010 financial results compared to 2009 were primarily negatively impacted by (i) lower net gains in the change in the fair value of credit derivatives; (ii) net losses related to variable interest entity activities; (iii) lower Financial Guarantee other income; (iv) lower net premiums earned, (v) lower net investment income, and (vi) reorganization items related to our Chapter 11 bankruptcy filing, partially offset by (i) a lower provision for loss and loss expenses; (ii) lower other-than-temporary impairment charges in the investment portfolio; (iii) lower derivative products losses; and (iv) a lower provision for income taxes.

The 2009 financial results compared to 2008 were positively affected by (i) changes in the fair value of credit derivatives ($3.8 billion gain in 2009 as compared to a $4.0 billion loss in 2008); (ii) lower underwriting and operating expenses; (iii) higher realized gains; and (iv) lower interest expense on investment and payment agreements, partially offset by (i) higher loss and loss expenses; (ii) higher other- than-temporary impairments charges in the investment portfolio; (iii) lower net premiums earned; (iv) higher derivative products losses; and (v) a higher provision for income taxes.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for 2010, 2009 and 2008 and its financial condition as of December 31, 2010 and 2009. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Financial Guarantee

Effective January 1, 2009, Ambac adopted new accounting guidance which amended the accounting for financial guarantee insurance contracts. The new guidance clarified the accounting for financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. As a result, a cumulative effect adjustment of $381.7 million was recorded to reduce the opening balance of retained earnings at January 1, 2009. Accordingly, the Financial Guarantee segment results for net premiums earned, loss and loss expenses and underwriting and operating expenses are not comparable from 2008 to 2009.

Effective January 1, 2010, Ambac adopted new accounting guidance for the consolidations of Variable Interest Entities (VIEs), which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a VIE. As a result, a cumulative effect adjustment of $705.0 million was recorded as a net increase to total equity at January 1, 2010. Accordingly, amounts reported in 2010 are not comparable to amounts that were reported in 2009 for the significant majority of the Financial Guarantee Segment, including net premiums earned, losses incurred and underwriting and operating expenses. Refer to Note 10 of the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the cumulative effect of adopting the standard.

Commutations, Terminations and Settlements of Financial Guarantee Contracts. Ambac’s loss mitigation strategy on poorly performing transactions, includes commutations of which a significant number have been executed since 2008. As discussed in “2010 Overview” located in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K, Ambac Assurance entered into a Settlement Agreement with respect to its CDO of ABS and certain other CDO-related obligations on June 7, 2010. Pursuant to the Settlement Agreement, in exchange for the termination of all credit default swaps written by ACP with respect to certain CDO of ABS obligations, and the related financial guarantee insurance policies written by Ambac Assurance with respect to ACP’s obligations thereunder, Ambac Assurance paid to ACP’s counterparties in the aggregate (i) $2,600 million in cash and (ii) $2,000 million in principal amount of newly issued surplus notes of Ambac Assurance. The par amount of the commuted CDO of ABS obligations was $16,543 million. In addition to the CDO of ABS obligations, Ambac Assurance has also commuted for $97 million of cash certain additional obligations, including certain non-CDO of ABS obligations to ACP’s counterparties with par or notional amounting to $1,407 million. Ambac Assurance commuted another CDO of ABS transaction in an amount equal to its remaining par value of $90 million. Also in 2010, Ambac Assurance settled all its remaining hedge contracts on exposures commuted as part of the Settlement Agreement and received $205 million. In addition to these commutations, during 2010 Ambac Assurance commuted certain additional obligations with a par of $4,516 million, receiving net settlement fees of approximately $7 million. These settlements are recognized within Net realized losses on credit derivatives on the Consolidated Statement of Operations.

In July 2010, the Segregated Account of Ambac Assurance Corporation commuted an insurance policy with a cash payment of $65 million and the issuance of Segregated Account Surplus Notes with a par value of $50 million.

During 2009, Ambac (i) commuted eight collateralized debt obligation of asset-backed securities (“CDO of ABS”) exposures with multiple counterparties and (ii) reduced a significant portion of exposure under a CDO of ABS transaction. These transactions resulted in the reduction of exposure by $8,620 million and combined cash payments by Ambac of approximately $1,381 million, which is reflected in changes in the fair value of credit derivatives – realized losses and gains and other settlements. During 2008, Ambac commuted five CDO of ABS exposures resulting in the reduction of exposure by $4,912 million and combined cash payments of $1,850 million.

Reinsurance Terminations. Pursuant to the Amended and Restated 1997 Reinsurance Agreement between Ambac UK and Ambac Assurance (the “AUK Reinsurance Agreement”), Ambac Assurance reinsured substantially all of the liabilities under policies issued by Ambac UK. On March 24, 2010, Ambac Assurance’s liabilities under the AUK Reinsurance Agreement were allocated to the Segregated Account. On September 28, 2010, Ambac Assurance entered into a Commutation and Release Agreement (the “AUK Commutation Agreement”) with Ambac UK and the Special Deputy Commissioner of OCI, pursuant to which the AUK Reinsurance Agreement was commuted and other capital support arrangements between Ambac Assurance and AUK were terminated. In connection with this termination, Ambac recorded other income of $157.8 million in the Consolidated Statement of Operations in 2010. This gain resulted primarily from the recognition of foreign currency gains that, prior to the termination, were not reflected in certain of Ambac Assurance’s non-monetary assets or liabilities such as unearned premium reserves or deferred acquisition costs, since these non-monetary assets and liabilities were required to be recorded based on their historical foreign exchange rates.

During 2009, Ambac terminated all reinsurance contracts with RAM Reinsurance Limited, Swiss Reinsurance Company, Assured Guaranty Municipal Corporation (formerly known as Financial Security Assurance Inc.), Financial Guaranty Insurance Company and all but one reinsurance contract with each of Radian Asset Assurance Inc. and MBIA Insurance Corporation. The terminations reflect a net recapture of approximately $22.3 billion of par. The economic result was net settlement payments to Ambac of $546 million. In connection with the terminations, Ambac recorded net gains of approximately $321.4 million in the Consolidated Statement of Operations during the year ended December 31, 2009 ($296.2 million recorded in other income).

Net Premiums Earned. Net premiums earned during 2010 were $546.0, a decrease of 32% from $797.4 million in 2009. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated. Normal net premiums earned excludes accelerated premiums. Normal net premiums earned for the year ended December 31, 2010 has been negatively impacted by the runoff of the insured portfolio, either via transaction terminations / refunding or scheduled maturities partially offset by an increase in net earnings due to reinsurance cancellations that were executed during 2009. As a result of the adoption of the new consolidations standard and the resulting consolidation of VIEs, $43.9 million of net premiums earned were not recognized in the year ended December 31, 2010; rather, the total income statement results of such VIEs were recorded in Financial Guarantee: (Loss) income on variable interest entity activities. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below.

The following table provides a breakdown of net premiums earned by market sector:

($ in millions)	2010	2009	2008
Public Finance	$178.4	$195.9	$203.8
Structured Finance	164.8	220.5	261.0
International Finance	97.6	171.1	176.2

Total normal premiums earned	440.8	587.5	641.0
Accelerated earnings	105.2	209.9	381.8

Total net premiums earned	$546.0	$797.4	$1,022.8

The following table provides a breakdown of accelerated earnings by market sector:

($ in millions)	2010	2009	2008
Public Finance	$61.6	$124.8	$343.5
Structured Finance	4.6	27.7	31.3
International Finance	39.0	57.4	3.1
Reinsurance cancellations	—	—	3.9

Total accelerated earnings	$105.2	$209.9	$381.8

Normal net premiums earned for 2009 was negatively impacted by (i) limited new business written since November 2007, and none in 2009; (ii) the high level of public finance refunding activity during 2008 and 2009; and (iii) several structured finance transaction terminations, partially offset by an increase in net earnings due to the reinsurance cancellations that were executed during 2008 and 2009.

Net Investment Income. Net investment income in 2010 was $324.0 million, a 32.9% decrease from $482.7 million in 2009. The decline in net investment income resulted from the lower invested asset base in 2010 and a lower average yield of the portfolio compared to 2009. Please see “Liquidity and Capital Resources – Investment Portfolio” for more information.

The lower invested asset base in 2010 was driven by reductions in the portfolio to pay commutations on CDO of ABS transactions pursuant to the Settlement Agreement and RMBS claim payments, partially offset by cash flow from the collection of financial guarantee premiums, tax refunds, fees and coupon receipts on invested assets. Cash flow into the portfolio during most of 2010 also benefited from the claims moratorium on policies within the Segregated Account which was in effect from March 24, 2010. The average yield of the portfolio in 2010 declined compared to 2009 primarily as a result of changes in the portfolio mix. Higher yielding tax exempt municipals and certain RMBS and ABS securities were sold to fund the Settlement Agreement, reducing the average yield of these asset classes within the portfolio. The build up of liquidity for the Settlement Agreement, which settled on June 7, 2010, also caused a higher percentage of the investment portfolio to be held in short-term securities in 2010, earning low yields due to the prevailing interest rate environment during the year. The negative impact of these items was partially offset by increased investments in higher yielding corporate bonds, taxable municipal securities and Ambac-wrapped securities in 2010 compared to 2009.

Net investment income in 2009 was up 0.5% over year-end 2008. The comparatively lower invested asset base in 2009 was offset by a higher average yield on the portfolio. The lower invested asset base was driven by reductions in the portfolio to pay commutations on CDO of ABS transactions, RMBS claim payments and to provide loans to the financial services businesses, partially offset by $1.3 billion in funds received via the capital raise in March 2008, $800 million from the issuance of Ambac Assurance preferred stock in December 2008 and January 2009, and cash flow from the collection of financial guarantee premiums, tax refunds, fees and coupon receipts on invested assets. Compared to 2008, the average portfolio mix in 2009 shifted away from tax-exempt municipals toward taxable securities, primarily floating rate RMBS securities purchased from the investment agreement business, Ambac insured securities purchased in the open market and corporate bonds. The average yield in 2009 was higher primarily as a result of accretion of bond discounts on Ambac insured securities and RMBS securities previously written-down to fair value in connection with earlier period other-than-temporary impairments. Floating rate taxable and short-term securities in the portfolio were adversely impacted in 2009 by the lower interest rate environment compared to 2008.

Other-Than-Temporary Impairment Losses. Ambac adopted new accounting guidance related to other-than-temporary impairment losses effective April 1, 2009. Under the new guidance, beginning April 1, 2009, other-than-temporary impairment losses recorded in the statement of operations exclude non-credit related impairment amounts on securities that are credit impaired to the extent management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis less any current period credit impairment. Such non-credit related impairment amounts are recorded in accumulated other comprehensive income on the balance sheet. Alternatively, the non-credit related impairment would be recorded in other-than-temporary impairment losses in the statement of operations if management intends to sell the securities or it is more likely than not the company will be required to sell before recovery of amortized cost less any current period credit impairment. Prior to the adoption of the new other-than-temporary impairment guidance, the full impairment amount of a security (i.e., the difference between the amortized cost of a security and its fair value) found to be other-than-temporarily impaired would be written-down to fair value through earnings, including securities that were credit impaired even if management had the intent and ability to hold them to maturity.

Charges for other-than-temporary impairment losses were $56.7 million, $1,570.7 million and $70.9 million for 2010, 2009 and 2008, respectively. Other-than-temporary impairments for 2010 reflect charges to write-down structured finance securities to fair value as a result of management’s intent to sell securities to meet liquidity needs as well as credit losses on securities guaranteed by Ambac Assurance. As further described in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K, on March 24, 2010, the OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated future cash flows on such securities have been adversely impacted, resulting in credit losses of $42.7 million and $98.7 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, management has not asserted its intent to sell any securities from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges. Other-than-temporary impairments for 2009 primarily reflect charges to write-down the amortized cost basis of residential mortgage-backed securities that management believed had experienced some credit impairment and/or intended to sell.

Net Realized Investment Gains. The following table provides a breakdown of net realized gains for the years ended December 31, 2010, 2009 and 2008:

(Dollars in Millions)	2010	2009	2008
Net gains on securities sold or called	$74.3	$128.5	$87.2
Foreign exchange gains	2.1	3.2	(7.3)

Total net realized gains	$76.4	$131.7	$79.9

Change in Fair Value of Credit Derivatives. The net change in fair value of credit derivatives was $60.2 million, $3,812.9 million, and ($4,031.1) million in 2010, 2009 and 2008, respectively. The net gain in 2010 is primarily the result of: (i) an increase in the valuation adjustment to reflect Ambac’s own credit risk (see Note 16 of the Consolidated Financial Statements in Item 8 of this Form 10-K for a description of the methodology used to determine this credit valuation adjustment) and (ii) gains from increases in reference obligation pricing and exposure amortization in asset classes other than CDO of ABS, partially offset by: (i) the recognition of losses related to transactions included in the Settlement Agreement and (ii) the impact of internal credit downgrades to below investment grade (“BIG”) on certain structured finance transactions within the portfolio. Our fair value methodology for credit derivatives reflects larger mark-to-market losses when a transaction is downgraded, with the greatest impact occurring upon a downgrade to BIG.

The net gain on change in fair value of credit derivatives during 2009 is primarily the result of: (i) the effect of significant widening of Ambac Assurance credit default swap spreads, which caused a $6,759.1 million benefit during the year, (ii) amortization of exposure in the portfolio and (iii) increases in reference obligation pricing in asset classes other than CDO of ABS, partially offset by rating downgrades and declines in reference obligation values related to CDO of ABS transactions. The net loss on change in fair value of credit derivatives of $4,031.1 million during 2008 is primarily the result of (i) declining market values on underlying reference obligations and (ii) internal ratings downgrades on CDO of ABS transactions, partially offset by the effect of incorporating Ambac Assurance credit default swap spreads into the measurement of fair value of credit derivative liabilities. The 2008 loss is net of a $10,793.9 million benefit from incorporating the risk of Ambac’s own non-performance into the fair value of credit derivatives throughout the year. This reflects the adoption of new accounting guidance that was effective January 1, 2008 as well as additional Ambac credit spread widening during 2008. Prior to January 1, 2008, the fair value of credit derivatives did not incorporate a measure of Ambac’s own credit risk. See Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a further description of Ambac’s methodology for determining the fair value of credit derivatives.

Realized gains (losses) and other settlements on credit derivative contracts were ($2,757.6) million, ($1,379.7) million and ($1,794.4) million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements paid and payable where a formal notification of shortfall has occurred. Net realized gains for the year ended December 31, 2010 included $33.1 million of net fees earned. Loss and settlement payments, net of recoveries from hedge counterparties, included in net realized losses for the year ended December 31, 2010 were $2,789.0 million related to the Settlement Agreement and commutation of associated contracts with hedge counterparties. Net realized losses in 2009 and 2008 included loss and settlement payments of $1,428.4 million and $1,857.2 million, respectively, related primarily to the commutation of various CDO of ABS transactions.

Unrealized gains (losses) on credit derivative contracts were $2,817.8 million, $5,192.7 million and ($2,236.7) million for 2010, 2009 and 2008, respectively. The net unrealized gains (losses) in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above, adjusted for the reclassification to realized losses in connection with loss and settlement payments. Excluding the impact of amounts reclassified to realized losses, unrealized gains (losses) on credit derivative contracts were $28.8 million, $3,764.3 million and ($4,093.9) million in 2010, 2009 and 2008, respectively.

Other Income. Other income in 2010 was $106.0 million, as compared to $410.9 million in 2009 and $8.5 million in 2008. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees and reinsurance settlement gains (losses). Other income for the year ended December 31, 2010 primarily resulted from the consolidated effect of terminating the reinsurance agreement between Ambac UK and Ambac Assurance for a gain of $157.8 million. Additionally, other income for the year ended December 31, 2010 included the impact of the movement in the British Pound and Euro to US Dollar exchange rate upon premium receivables, resulting in a loss of approximately $48.7 million. Other income for 2009 primarily resulted from the termination of reinsurance contracts, resulting in net gains of $296.2 million and the impact of the movement in the British Pound to US Dollar exchange rate upon premium receivables, resulting in a gain of $81.9 million.

(Loss) income on variable interest entity activities. (Loss) income on variable interest entity activities includes changes in fair value of consolidated VIEs’ assets and liabilities and gains (losses) upon consolidation or deconsolidation of variable interest entities. Ambac adopted the new consolidation standard (ASU 2009-17) effective January 1, 2010, with the adoption gain of $705.0 million recorded as an adjustment to beginning retained earnings. Under ASU 2009-17, Ambac consolidated significantly more VIEs beginning January 1, 2010 than were consolidated during 2009, and accordingly amounts reported in 2010 are not comparable to amounts that were reported for 2009 or 2008. Further, as a result of the Rehabilitation of the Segregated Account of Ambac Assurance, effective March 24, 2010 Ambac no longer had the unilateral power to direct the activities that most significantly impact the economic performance of most of the newly consolidated VIEs. Accordingly, Ambac deconsolidated 49 VIEs, mostly RMBS transactions, on March 24, 2010. Additionally, the financial guarantee policies on certain student loan securitization transactions were allocated to the Segregated Account in October 2010 causing Ambac to deconsolidate the related VIEs. The net loss related to these deconsolidated VIEs for 2010 was $630.3 million. The loss upon deconsolidation primarily arises from re-establishment of the carrying value of insurance loss reserves and other insurance accounts which had a greater aggregate net liability balance at the time of deconsolidation than the aggregate net liabilities of the VIEs which were carried at fair value. Refer to Note 10 of the Consolidated Financial Statements in Item 8 of this Form 10-K for further information on the accounting for VIEs. The remaining loss on variable interest entities during 2010 reflects fair value changes caused primarily by reductions in the estimated future cash flows on assets of certain amortizing transactions and increases in the net liability position of the student loan transactions that were later deconsolidated, partially offset by the accretion of discounted net assets of most VIEs into income. Income on variable interest entities in 2009 primarily relates to changes in the fair value of assets caused by the accretion of discounted net assets into income.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date, net of subrogation recoverable and reinsurance. Loss and loss expenses were $719.4 million, $2,815.3 million, and $2,227.6 million in 2010, 2009 and 2008, respectively. As a result of the adoption of the new accounting guidance related to financial guarantee contracts in 2009, losses and loss expenses are not comparable from 2008 to 2009.

Loss and loss expenses in 2010 were primarily driven by deterioration in student loan transactions. Recent default data has shown a significant deterioration in the performance of private student loans underlying our transactions. Due to the failure of the auction rate and variable rate markets, the interest rates on these securities increased significantly to punitive levels pursuant to the terms of the documents. Additionally, RMBS transactions experienced continued deterioration in the performance of the underlying home loans, most notably in the second lien product (closed end second liens and home equity lines of credit).

Losses and loss expenses in 2009 were heavily concentrated in the RMBS insurance portfolio. Continued deterioration in the performance of the underlying RMBS home loans was observed, most prominently in the first lien product (negative amortization and interest-only loans) and second lien product (closed end second liens and home equity lines of credit). The non-RMBS losses and loss expenses were highly concentrated in a handful of asset-backed securitizations, several student loan deals, and one municipal transportation transaction. The increased loss provision in 2009 was primarily the result of increases related to the residential mortgage-backed security sector.

The following table summarizes the changes in the total net loss reserves for 2010 and 2009:

($ in millions)	Year Ended December 31, 2010	Year Ended December 31, 2009
Beginning balance of loss reserves, net of Subrogation recoverable and reinsurance	$3,777.3
Impact of adopting ASU 2009-17(1)	(503.8)

Beginning balance of net loss reserves	3,273.5	$2,469.2	(4)
Provision for losses and loss expenses	719.4	2,766.6
Losses paid	(368.1)	(1,734.3)
Recoveries of losses paid from reinsurers	14.6	203.6
Other recoveries, net of reinsurance	107.9	72.2
Other adjustments (including foreign exchange)	0.5	—
Deconsolidation of certain VIEs(2)	676.7	—

Ending balance of net loss reserves(3)	$4,424.5	$3,777.3

(1)	Refer to Note 2 and Note 10 to the Consolidated Financial Statements for discussion of the new accounting standard.
(2)	Relates to VIEs where Ambac no longer has the unilateral power to direct the activities of the VIEs and, accordingly, Ambac deconsolidated the affected VIEs. Included here are VIEs that have insurance policies that were allocated to the Segregated Account.
(3)	Includes $1,411.4 of claims presented and not paid as a result of the claim moratorium imposed on the Segregated Account of Ambac Assurance by OCI.

(4)	Net loss reserves, December 31, 2008	$2,129.8
	Impact of adoption of ASC Topic 944	339.4

	Net loss reserve, January 1, 2009	$2,469.2

The losses and loss expense reserves as of December 31, 2010 and December 31, 2009 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,391.3 million and $2,026.3 million, respectively. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to the Loss Reserves section located in Note 2 of the Consolidated Financial Statements in Item 8 of this Form 10-K for further background information on the change in estimated recoveries.

The following tables provide details of net claims presented, net of recoveries received for the years ended December 31, 2010, 2009 and 2008:

($ in millions)	2010(1)	2009	2008
Net claims presented (recovered):
Public Finance	$36.2	$29.7	$3.4
Structured Finance	1,597.0	1,276.0	567.6
International Finance	23.7	152.8	—

Total	$1,656.9	$1,458.5	$571.0

(1)	Includes $1,411.4 of claims presented and not paid as a result of the Segregated Account payment moratorium ($9.6 and $1,401.8) for Public Finance and Structured Finance, respectively.

At December 31, 2010, the expected future claims to be presented (gross of reinsurance and net of expected recoveries) for credits that have already defaulted totaled $863.9 million for Ambac Assurance and $1,423.4 million for policies allocated to the Segregated Account. As a result of the Segregated Account Rehabilitation Plan, only 25% of Segregated Account claims presented are expected to be paid in cash with the remainder settled via Segregated Account Surplus Notes. Related future claims expected to be presented are $1,548.0 million, ($242.2) million, ($1,225.5) million, $260.8 million and $167.6 million in 2011, 2012, 2013, 2014 and 2015 respectively. These amounts are net of the previously mentioned representation and warranty breach recoveries totaling $2,514.5 million (with $899.6 million and $1,614.9 million expected to be received in 2012 and 2013, respectively).

Please refer to the “Critical Accounting Estimates—Financial Guarantee Insurance Losses and Loss Expenses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to the Loss Reserves section located in Note 2 of the Consolidated Financial Statements located in Item 8 of this Form 10-K for further background information on loss reserves.

Underwriting and Operating Expenses. Underwriting and operating expenses of $198.4 million in 2010 increased by 13% from $175.7 million in 2009. Underwriting and operating expenses consist of the gross underwriting and operating expenses plus the amortization of previously deferred expenses. The increase in underwriting and operating expenses was primarily due to higher consulting costs and legal fees, partially offset by lower compensation expenses. The increase in consulting and legal costs was primarily the result of the establishment and continued operations of the Segregated Account and the negotiation and closing of the Settlement Agreement. As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisors. During 2010, expenses incurred in connection with legal and consulting services provided for the benefit of OCI amounted to $20.8 million. Accordingly, future expenses may include a significant amount of advisory costs for the benefit of OCI that are outside the control of Ambac’s management.

Underwriting and operating expenses in 2009 decreased 19% from $215.8 million in 2008 primarily due to lower compensation expenses, consulting costs and premium taxes, partially offset by higher legal fees. Premium taxes in 2009 were impacted by the adoption of the new accounting guidance related to financial guarantee contracts and were lower due to reductions in estimated future installment premiums. Compensation expenses in 2010, 2009 and 2008 were $67.6 million, $94.5 million and $114.0 million, respectively.

Interest Expense. Interest of $62.2 million for the year ended December 31, 2010 relates to surplus notes issued by Ambac Assurance and the Segregated Account of Ambac Assurance in connection with the June 7, 2010 Settlement Agreement with certain Counterparties and the settlement of a Segregated Account insurance policy, respectively. Interest expense on the surplus notes includes accrual of the annual 5.1% coupon plus accretion of the original issue discount to par using the effective yield method.

Financial Services

Through its Financial Services subsidiaries, Ambac historically provided financial and investment products including investment agreements, funding conduits and derivative products. The primary activities in the derivative products business were intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Since 2008, all Financial Services portfolios have been in runoff. As of December 31, 2009 all total return swap positions had been terminated. While the derivative products business generally seeks to remain neutral to interest rate and currency fluctuations, the portfolio could experience gains or losses related to certain aspects of portfolio positioning. Beginning in 2009, the derivative products portfolio has been positioned to benefit from rising interest rates in order to mitigate exposure to floating rate obligations in the Financial Guarantee segment.

Revenues. The following table provides a breakdown of Financial Services revenues for 2010, 2009 and 2008:

($ in millions)	2010	2009	2008	% Change
				2010 vs. 2009	2009 vs. 2008
Investment income	$34.1	$70.7	$255.9	(52%)	(72%)
Derivative products	(106.6)	(207.2)	(134.2)	49%	(54%)
Other-than-temporary impairment losses	(3.1)	(283.9)	(451.9)	99%	37%
Net realized investment gains	72.9	184.5	215.6	(60%)	(14%)
Net change in fair value of total return swaps	—	18.6	(129.6)	(100%)	114%
Net mark-to-market (losses) gains on non-trading derivative contracts	(14.3)	11.3	(15.8)	(227%)	172%

Total Financial Services revenue	$(17.0)	$(206.0)	$(260.0)	92%	21%

Investment Income. The decrease in investment income for the year ended December 31, 2010 compared to 2009 and 2008 was driven primarily by a decreasing portfolio of investments in the investment agreement business, as securities are sold to fund repayment of investment agreements. Ambac’s investment agreement obligations were reduced from $2.8 billion at December 31, 2008 to $1.2 billion at December 31, 2009 and $0.8 billion at December 31, 2010.

Derivative Products. Losses in derivative product revenues for the year ended December 31, 2010 were lower than for 2009 as a result of lower termination charges and positive valuation adjustments related to Ambac’s own credit risk in 2010, partially offset by higher mark-to-market losses caused by lower interest rates during the period. Termination charges generally reflect the counterparties’ cost to replace Ambac on their swaps. These fees are realized upon the swap counterparties’ exercise of termination rights allowed by Ambac Assurance’s rating downgrades or upon negotiated settlements. Termination charges included in derivative product revenues for the years ended December 31, 2010 and 2009 also include fair value adjustments to reflect estimated swap termination or replacement costs in the current market for swaps that remain in the portfolio. The net gain (loss) included in derivative product revenues related to termination charges totaled $23.4 million and ($204.2) million for the years ended December 31, 2010 and 2009, respectively. Many derivative counterparties retain the right to terminate contracts. The value of future terminations cannot be determined with certainty until such terminations occur. Accordingly, further termination losses may occur in the future. The benefit of lower termination losses in 2010 compared to 2009 was partially offset by losses during 2010 arising from declines in interest rates during the year. Beginning in the third quarter of 2009, the derivative products portfolio was positioned to benefit from rising interest rates in order to mitigate interest rate exposure in the financial guarantee portfolio. Losses attributed to this macro hedge were ($120.5) million in 2010 compared to net gains of $16.3 million in 2009.

The increased losses in derivative product revenues for 2009 compared to 2008 resulted primarily from higher termination charges, partially offset by 2009 gains on the macro hedge. The net loss included in derivative product revenues for termination charges totaled ($204.2) million and ($35.0) million for the years ended December 31, 2009 and 2008, respectively. The 2009 results include a charge related to one municipal swap counterparty that exercised its termination rights but paid Ambac less than carrying value. Ambac is seeking legal remedies against this former counterparty; however, no recovery amount has been included in results. Additionally, 2009 results included the impact of applying fair value adjustments to reflect estimated swap replacement costs in the current market for swaps that remain in the portfolio. These fair value adjustments were based on actual experience from recently increased termination activity, and incorporated other information obtained from termination and settlement negotiations with certain counterparties. Derivative product revenues in 2008 were driven primarily from turmoil in the short-term municipal bond market. In certain interest rate swaps where a municipality is the counterparty, Ambac’s swap subsidiary was required to pay the actual issue-

specific variable rate paid by the municipality on its floating-rate debt (primarily Ambac guaranteed debt), in exchange for receiving a fixed rate. These municipal interest rate swaps (the “cost of funds swaps”) were hedged against general interest rate fluctuations but were not hedged between taxable index rates (such as LIBOR) and issue-specific rates (this is generally known as “basis risk”). Beginning in the first quarter 2008, the decline in demand for variable-rate municipal debt drove issue-specific rate resets to very high levels which persisted throughout 2008, thereby increasing Ambac’s payment obligations under the interest rate swaps.

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses in the financial services investment portfolios were $3.1 million, $283.9 million and $451.9 million for 2010, 2009 and 2008, respectively. Other-than-temporary charges in 2010 related to securities that management intended to sell. Losses in 2009 and 2008 resulted from a combination of credit and price deterioration on Alt-A residential mortgage backed securities held in the investment agreement investment portfolio and the need to fund terminations of investment agreement contracts following downgrades of Ambac Assurance. Other-than-temporary impairments in 2009 reflected management’s intent to dispose of Alt-A residential mortgage backed investment securities that are rated below investment grade. Other-than-temporary impairment charges in 2008 included $269.2 million of write-downs to fair value due to expected credit losses on the securities and $182.7 million as a result of management’s intent to sell securities.

Net Realized Investment Gains. The following table summarizes the main components of net realized investment gains for 2010, 2009 and 2008:

($ in millions)	2010	2009	2008
Net (losses) gains on securities sold or called	$(1.7)	$35.0	$27.7
Net gain on terminations of investment agreements	74.6	149.5	173.7
Other net realized gains	—	—	14.2

Total realized investment gains	$72.9	$184.5	$215.6

The net realized gains on investment agreements in 2010, 2009 and 2008 primarily resulted from the termination of certain investment agreement contracts at a discount from their carrying value. Other net realized gains include foreign exchange gains on investment agreements and cash recoveries on a previously defaulted investment security.

Net change in fair value of total return swaps. During 2009, Ambac terminated all remaining total return swaps. The net change in fair value of total return swaps resulted in gains in 2009 reflecting general credit spread tightening on the reference obligation bonds underlying the total return swaps. Prices on these underlying bonds declined substantially during 2008, resulting in mark-to-market losses in this portfolio.

Expenses. Financial Services expenses were $30.6 million, $46.7 million and $247.7 million for 2010, 2009 and 2008, respectively. Included in the above is interest expense related to investment and payment agreements of $16.8 million, $34.1 million and $235.0 million for 2010, 2009 and 2008, respectively. The decreases are primarily related to a smaller volume of investment agreements. Additionally, expenses for 2010 and 2009 include the positive impact from the liquidity support from Ambac Assurance for repayment of investment agreement liabilities. The result of this support is a reduction in both financial services interest expense and financial guarantee investment income of approximately $6.0 million and $16.1 million in consolidation for 2010 and 2009, respectively.

Corporate and Other Items

On July 16, 2010, Ambac completed the sale of its advisory services subsidiary, RangeMark Financial Services, Inc. (“RangeMark”) to the management of RangeMark, resulting in a realized loss of $0.5 million plus $4.0 million of goodwill impairment charges included in 2010 Corporate and Other Expense. Ambac will continue to contract with RangeMark for certain valuation services for a period of time. In October 2010, Ambac (Bermuda) Ltd. (“ABL”) requested and received permission from the Bermuda Monetary Authority to cancel ABL’s registration as a class 3 Bermuda Insurer. After approval of this application by the Bermuda Monetary Authority, $36.5 million was returned to Ambac.

Other Income. Other income was $1.7 million, $34.1 million and $3.3 million for 2010, 2009 and 2008, respectively. Included with other income for 2010 are (i) investment income from corporate investments, and (ii) RangeMark investment advisory, consulting and research services fees (prior to the sale in July 2010). Included within other income for 2009 are (i) investment income from corporate investments; (ii) distributions from a VIE consolidated under the relevant consolidation accounting guidance ($32.1 million earned in 2009), and (iii) RangeMark investment advisory, consulting and research services fees. Other income for 2008 includes only investment income from corporate investments.

Net Realized Investment Gains. Net realized investment gains were $10.2 million, $33 thousand and $0 for 2010, 2009 and 2008, respectively. Included in the year ended December 31, 2010 are gains of $10.7 million from the extinguishment of $20.3 million of Ambac’s 9.375% debentures and the $0.5 million loss from the sale of RangeMark. These Ambac debentures were acquired when Ambac entered into a series of debt for equity exchanges with certain holders of Ambac’s common stock. Ambac recognized a gain on the extinguishment of these debentures, which was the difference between the fair value of the new shares issued less than the net carrying value of the debentures.

Interest Expense. Interest expense was $102.3 million, $119.6 million and $114.2 million in 2010, 2009 and 2008, respectively. The decreased interest expense in 2010 is primarily due to Ambac’s Chapter 11 bankruptcy filing. Interest was no longer accrued after November 8, 2010. If Ambac had continued to accrue interest on its debt obligations, contractual interest expense would have been $113.6 million for 2010, compared to $114.2 million in 2009. This lower amount is primarily due to the debt for equity exchange noted above, partially offset by higher compounded interest related to the Directly Issued Subordinated Capital Securities Due 2087 (the “DISCs”). The increase in 2009 compared to 2008 is primarily attributable to the public offering of $250 million of Equity Units on March 12, 2008.

Corporate and Other Expenses. Corporate and Other expenses include the operating expenses of Ambac, and, for 2010 and 2009 only, RangeMark Financial Services. Corporate and Other expenses were $42.3 million, $18.2 million and $45.8 million in 2010, 2009 and 2008, respectively. The increases in 2010 are due to higher legal expenses, litigation provision, and higher RangeMark operating expenses ($8.6 million in 2010 vs. $4.7 million in 2009). The decrease in 2009 expenses compared with 2008 is primarily due to lower legal expenses, consulting expenses and lower contingent capital costs, as Ambac Assurance exercised its rights under the contingent capital facility in December 2008, partially offset by RangeMark operating expenses. Ambac’s contingent capital facility expense for 2010, 2009 and 2008 were $0, $0.3 million and $18.3 million, respectively.

Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. See Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of these costs. Reorganization items reported in 2010 included professional advisory fees and debt valuation adjustments on pre-petition liabilities. The debt valuation adjustments were one-time charges.

Provision for Income Taxes. Income taxes for 2010 were at an effective rate of 0.00%, compared to 102.0% and 0.2% for 2009 and 2008, respectively. The increase in the effective tax rates for 2009 relates predominantly to the set up of a full deferred tax valuation allowance against ordinary losses, partially offset by federal income tax refunds. See Critical Accounting Estimates—Valuation Allowance on Deferred Tax Assets for further information.

Ambac Assurance Statutory Basis Financial Results

Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI (“SAP”). OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin.

On March 24, 2010, Ambac Assurance acquiesced to the request of OCI to establish a Segregated Account. Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance and accordingly is subject to all of the filing and statutory reporting requirements of Wisconsin domiciled insurers. The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus reported in Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account, the Segregated Account as well as Ambac Assurance’s equity investment in its subsidiaries.

At December 31, 2010, Ambac Assurance reported statutory capital and surplus of $1,026.9 million and contingency reserves of $512.6 million, respectively, as compared to $801.9 million and $352.2 million, respectively, at December 31, 2009. Ambac Assurance reported a statutory net loss of $1,471.9 million for the year ended December 31, 2010. The primary drivers of the statutory net loss were (i) statutory loss and loss expenses related primarily to Ambac Assurance’s RMBS financial guarantee portfolio for both initial defaults and continued deterioration in previously defaulted credits; (ii) impairment losses related to Ambac Assurance’s CDO of ABS transactions which were commuted during the second quarter of 2010; and (iii) impairment losses within Ambac Assurance’s investment portfolio driven by reduced pricing on certain previously impaired RMBS securities. These negative drivers were partially offset by (i) revenues (primarily premiums earned and investment income) generated during the period and (ii) the net income impact relating to the commutation of the AUK Reinsurance Agreement.

Statutory surplus is sensitive to: (i) further credit deterioration on the defaulted credits in the insured portfolio, (ii) deterioration in CDS exposures that give rise to further impairments, (iii) first time payment defaults of insured obligations, which increases statutory loss reserves, (iv) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (v) reinsurance contract terminations at amounts that differ from net assets recorded, (vi) reductions in the fair value of previously impaired investments or additional downgrades of the ratings on investment securities to below investment grade by the independent rating agencies, (vii) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (viii) issuance of Segregated Account Surplus Notes in settlement of presented and unpaid claims of the Segregated Account, (ix) intercompany loan impairments could change based on changes to interest rates and/or early terminations of investment agreements at amounts that differ from the amount of liabilities recorded, and (x) defaults by reinsurers.

The significant differences from U.S. GAAP are that under SAP:

•

Loss reserves are only established for losses on guaranteed obligations that have defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (currently discounted at 5.10% as prescribed by OCI). Under U.S. GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of U.S GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a risk-free discount rate, currently at 3.02%.

•

Mandatory contingency reserves are required based upon the type of obligation insured, whereas U.S. GAAP does not require such a reserve. Releases of the contingency reserves are generally subject to OCI approval and relate to a determination that the held reserves are deemed excessive.

•

Investment grade fixed income investments are stated at amortized cost and below investment grade fixed income investments are reported at the lower of amortized cost or fair value. Under U.S. GAAP, all bonds are reported at fair value.

•

Wholly owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to an admissibility test and permitted accounting practices. When Ambac Assurance’s share of the subsidiaries’ losses exceeds the related carrying amounts of the wholly owned subsidiary, Ambac Assurance discontinues applying the equity method and the investment is reduced to zero. For those subsidiaries that have insufficient claims paying resources and its obligations are guaranteed by Ambac Assurance, Ambac Assurance records an estimated impairment for probable losses which are in excess of the subsidiaries’ claims paying resources. Such impairments were recorded for our credit derivative subsidiary for periods prior to the Settlement Agreement. Under U.S. GAAP, credit derivatives are recorded at fair value, which is impacted by market valuations of the exposures and includes the effect of Ambac Assurance’s own credit in the measurement. This mark-to-market valuation often differs significantly from the statutory measure of impairment discussed above.

•

Variable interest entities are not required to be assessed for consolidation. Under U.S. GAAP, a reporting entity that has both the following characteristics is required to consolidate the VIE: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. With regard to issuance of a financial guarantee insurance policy, Ambac generally has the obligation to absorb losses of VIEs that could potentially be significant to the VIE as the result of its guarantee of insured obligations issued by VIEs.

•

As a result of a prescribed practice by OCI, surplus notes issued in conjunction with commutations or the settlement of claims are included in Surplus at an amount equal to par regardless of the amounts received in consideration for issuance of the notes. Under U.S. GAAP, surplus notes are included in long-term debt obligations recorded at their estimated fair value and accrete up to face value via the effective interest method. The OCI has extended the preceding prescribed practice related to surplus notes to the evaluation of other-than-temporary impairments for Ambac Assurance guaranteed securities held in the investment portfolio. Under the NAIC SAP, the present value of cash flows expected to be collected will be equal the sum of the present value of (i) cash receipts and (ii) the fair value of surplus notes received from Ambac Assurance, as required under the Rehabilitation Plan. The Wisconsin Insurance Commissioner has directed Ambac Assurance to utilize par value rather than fair value of these surplus notes in this computation. Under U.S. GAAP, the present value of cash flows expected to be collected is equal to the sum of the present value of cash flows expected to be collected, plus the fair value of the surplus notes to be received from Ambac.

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

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by Ambac’s Chapter 11 Bankruptcy filing. We believe the consummation of a successful restructuring under Chapter 11 of the Bankruptcy Code is critical to our continued viability and long term liquidity. As with any judicial proceeding, there are risks of unavoidable delay with a Chapter 11 proceeding and there are risks of objections from certain stakeholders, including objections from the holders of unsecured debt that vote to reject a plan of reorganization. Any material delay in the confirmation of a plan, or the threat of rejection of the plan by the Bankruptcy Court, would add expense as Ambac will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. A prolonged continuation of the Chapter 11 proceedings may also require us to seek financing. If we require financing during the Chapter 11 proceedings and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, our assets and securities could become further devalued or worthless. While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no guarantee can be given that it will be able to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur.

Ambac’s liquidity and solvency is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends; (ii) cash on hand; (iii) the level of costs associated with the reorganization; and (iv) the value of Ambac Assurance. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Ambac’s principal uses of liquidity during 2010 were for the payment of interest on its senior debt (until its Bankruptcy filing on November 8, 2010) and operating expenses. In addition, contingencies could cause additional liquidity strain. Ambac did not pay any dividends on its common stock in 2010. Beginning August 15, 2009, Ambac elected to defer interest payments on its $400 million of Directly Issued Subordinated Capital Securities Due 2087 (the “DISCS”). By deferring interest payments on the DISCS, Ambac reduced its 2010 cash debt service requirements by $24.6 million to $88.7 million. Total operating expenses, which include legal and other professional fees, trust and stock transfer/listing fees, and compensation costs, etc., equaled $33.1 million for 2010. Contingencies (e.g., an unfavorable outcome in the outstanding class action lawsuits) could cause material liquidity strains on Ambac.

The following table includes aggregated information about contractual obligations for Ambac and its subsidiaries. These obligations include payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments under Ambac Assurance and Ambac Assurance Segregated Account’s surplus note obligations, investment agreement obligations, payment agreement obligations and payments due under operating leases. The table and commentary below reflect scheduled payments and maturities based on the original payment terms specified in the underlying agreements and contracts and exclude Liabilities subject to compromise which will be disbursed in accordance with our plan of reorganization.

	Contractual Obligations by Year
($ in millions)	2011	2012	2013	2014	2015	Thereafter
Surplus note obligations(1)	$104.3	$104.6	$104.6	$104.6	$104.6	$2,572.8
Investment agreement obligations(2)	412.8	79.4	26.3	167.6	2.7	211.8
Operating lease obligations(3)	9.3	9.4	9.7	10.1	10.4	40.1
Purchase obligations(4)	3.5	1.5	493.1	—	68.3	175.1
Post retirement benefits(5)	0.3	0.3	0.4	0.4	0.4	2.9
Loss and loss expense reserves(6)(9)	2,464.8	1,104.5	623.0	459.7	295.0	4,762.0
Impairment on credit default swaps(7)(9)	—	7.3	—	—	—	43.7
Other(8)	—	—	—	—	—	23.0

Total	$2,995.0	$1,307.0	$1,257.1	$742.4	$481.4	$7,831.4

(1)	Includes principal of and interest on surplus notes, issued as of December 31, 2010, when due. All payments of principal and interest on Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the surplus notes, such interest will accrue and compound annually until paid.
(2)	Includes principal of and interest on obligations using current rates for floating rate obligations. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to legal maturity date. Amounts included in the table are based on the earliest optional draw date.
(3)	Amount represents future lease payments on lease agreements existing as of December 31, 2010. On March 1, 2011, Ambac entered into an agreement with the landlord to terminate the 1992 Lease for the office space at One State Street Plaza originally scheduled to expired in 2019 (“Settlement Agreement”) and entered into a new lease. The effective date of the Settlement Agreement and the new lease is subject to, among other things, the following: (i) the approval of the Settlement Agreement by the Rehabilitator, the Rehabilitation Court and the Boards of Directors of Ambac and Ambac Assurance, the OCI and the Bankruptcy Court and (ii) the approval of the new lease by the OCI and the Board of Directors of Ambac Assurance. The initial term of the new lease will end on December 31, 2015. If the Settlement Agreement and new lease were executed as of December 31, 2010 and effective as of March 1, 2011, the future lease payments in the table above would have been reduced by $3.8 million, $4.5 million, $4.8 million, $5.1 million, $5.4 million and $39.3 million for the years ended 2011, 2012, 2013, 2014, 2015 and thereafter, respectively. Refer to the Subsequent Event section located in Note 1 to the Consolidated Financial Statements for more information.
(4)	Purchase obligations include the purchase of insured student loan obligations by Ambac Assurance, primarily variable rate demand obligations from liquidity providers as required by the terms of our insurance agreements. Amounts reflected in this table are the current outstanding par although actual ultimate payment amounts may differ primarily as a result of the successful execution of loss mitigation strategies, changes in interest rates, performance of the underlying collateral, the deterioration of the asset base and/or any amortization of the VRDO. Please refer to Financial Guarantees in Force located in Part 1 Item 1 in this Form 10-K. Additionally, Purchase obligations represent future expenditures for contractually scheduled fixed terms and amounts due for various technology related maintenance agreements, rating agency fees and other outside services.
(5)	Amount represents future benefit payments on the postretirement benefit plans for the next 10 years (unfunded).
(6)

The timing of expected claim payments is based on deal specific cash flow payments, excluding expected recoveries and those student loan obligations as noted in Purchase obligations. These deal specific cash flow payments are based on the expected cash flows of the underlying transactions (e.g. for RMBS credits we model estimated future claim payments). The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to the Loss Reserves section located in Note 2 of this Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method. Claims on Segregated Account Policies remain subject to a payment moratorium until the Segregated Account Rehabilitation Plan becomes effective. Insurance claims presented during the moratorium of $1.4 billion for policies allocated to the Segregated Account have not yet been paid. Since the Rehabilitator has not established an effective date for the Rehabilitation Plan, we have not included such unpaid amounts in the table above, Under the Segregated Account Rehabilitation Plan, holders of permitted policy claims will receive 25% of their permitted claims in cash and 75% in Segregated Account Surplus Notes.

(7)	Impairment amounts on CDS contracts represent Ambac’s expected loss payments on such contracts.
(8)	Includes $23.0 million of unrecognized tax benefits that is not possible to make a reliable estimate about the period in which the payment may occur.
(9)	Refer to 2010 Overview section in Note 1 to the Consolidated Financial Statements for discussion of insurance policies and credit default swaps transferred to the Segregated Account on March 24, 2010 and the settlement with respect to certain CDO-related obligations.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on receipt of installment premiums on existing financial guarantees, principal and interest cash flows from investments, and the amount of required loss and commutation payments on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, repayment of affiliate loans, claim recoveries from reinsurers and RMBS subrogation recoveries. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss and commutation payments on both insurance and credit derivative contracts, reinsurance premiums, surplus notes interest payments and additional loans to affiliates. As a result of the Segregated Account Rehabilitation Plan, claim payments on policies allocated to the Segregated Account will not be paid until the Segregated Account Rehabilitation Plan is declared effective.

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $900.2 million and $1,619.6 million in 2012 and 2013, respectively. The amount of these subrogation recoveries is significant and if we’re unable to recover any amounts our future available liquidity to pay claims would be reduced.

A subsidiary of Ambac Assurance provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance is required to repay all amounts drawn under the liquidity facility. At December 31, 2010 and 2009, $8.8 million and $8.9 million were drawn on this liquidity facility, respectively. Therefore, at December 31, 2010 and December 31, 2009, the undrawn balance of the liquidity facility was $351.2 million and $351.1 million, respectively.

Ambac and its affiliates participate in leveraged lease transactions with municipalities, utilities and quasi-governmental agencies (collectively “lessees”), either directly or through various affiliated companies. Assets underlying these leveraged lease transactions involve equipment and facilities used by the lessees to provide basic public services such as mass transit and utilities. Ambac and its affiliates may provided one or more of the following financial products in these transactions: (i) credit default swaps, (ii) guarantees of the lessees’ termination payment obligations, (iii) loans, and (iv) investment agreements and payment agreements, both of which serve as collateral to economically defease portions of the lessees’ payment obligations in respect of termination payments.

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

At December 31, 2010, Ambac Assurance’s aggregate financial enhancement exposure related to leveraged lease transactions that contain Ambac Assurance rating downgrade triggering events at December 31, 2010 was $572 million. Ambac Assurance’s exposure to these termination or swap settlement payments, net of defeasance collateral, was $432 million.

As a result of Ambac Assurance’s credit rating downgrades, seven lessees in these transactions may be required to replace Ambac Assurance as financial enhancement provider if waivers granted by the lessors are not renewed. There are four additional lessees that could be required to replace Ambac Assurance as financial enhancement provider in certain circumstances. In one case, Ambac Assurance’s replacement could be required upon the withdrawal of the guarantee provided by the lessee’s municipal owner. In another case, Ambac Assurance’s replacement could be required upon the rating downgrade of the second guarantor below a threshold level. In the other two cases, Ambac Assurance’s replacement could be required if the lessee withdrew additional collateral it has pledged to the lessor.

Ambac Assurance’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac Assurance rating downgrade triggering events at December 31, 2009 was $889 million. Ambac Assurance’s financial guarantee exposure to these termination payments, net of defeasance collateral was $749 million, at December 31, 2009.

Ambac Assurance elected to defer dividend payments on its Auction Market Preferred Securities for dividend payment dates subsequent to January 15, 2010.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payments on investment and payment agreement obligations; payments on intercompany loans; payments under derivative contracts (primarily interest rate swaps, currency swaps and US Treasury futures); collateral posting; and operating expenses. Management believes that its Financial Services’ short and long-term liquidity needs can be funded from net investment income; the maturity of invested assets; sales of invested assets; intercompany loans from Ambac Assurance; and receipts from derivative contracts.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreements and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of December 31, 2010, $0.6 billion of contingent withdrawal investment agreements issued to CDOs remained outstanding, of which $0.02 billion were related to CDOs with primarily RMBS underlying collateral. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Credit Ratings and Collateral. The significant rating downgrades of Ambac Assurance by Moody’s and S&P resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. Most investment agreements contain multiple possible remedies, including collateral posting; a termination of the investment agreement contract, both of which demand significant liquidity; or the designation of a replacement guarantor. In most cases Ambac had the option to select the remedy and, therefore, could either post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $845.6 million in connection with its outstanding investment agreements, including accrued interest, at December 31, 2010.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges most of the related interest rate and currency risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post collateral in excess of the amounts needed to cover unrealized losses, often referred to as an independent amount. Additionally, AFS hedges part of its interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, it would generally result in a return of collateral to AFS in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $117.4 million, including independent amounts, under these contracts at December 31, 2010.

Ambac Credit Products enters into credit derivative contracts. Ambac Credit Products was not required to post collateral under any of its contracts, except under a 2009 negotiated amendment of one credit derivative contract. This contract was commuted and settled in 2010.

While meaningful progress has been made in unwinding the Financial Services businesses, multiple sources of risk continue to exist. These include further deterioration in investment security market values, additional unexpected draws on outstanding investment agreements, the inability to unwind derivative hedge positions needed to settle investment agreement terminations, the settlement of potential swap terminations, and the inability to replace or establish new hedge positions.

Capital and Capital Support. In December 2008, Ambac Assurance exercised a series of perpetual put options on its own preferred stock (“the preferred stock”). The counterparty to these put options were trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to

Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. Ambac Assurance received $800 million in return for the issuance of the preferred stock. The auction for these securities occurs every 28 days. Due to the dislocation in the auction rate markets and Ambac Assurance’s downgrade below triple-A by Moody’s, the dividend rate on the auction market preferred has continuously been reset at the maximum rate of one-month LIBOR plus 200 bps. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Ambac Assurance’s Board of Directors has not declared cash dividend on the preferred stock for periods subsequent to July 31, 2009, except for the period December 23, 2009 through January 15, 2010. For the year ended December 31, 2008, Ambac Assurance incurred aggregate fees related to these perpetual put options of $18.3 million. The fees are included as Corporate expenses on the Consolidated Statements of Operations.

Balance Sheet. In 2010, total assets increased by approximately $10.2 billion, driven primarily by: (i) the impact of consolidating additional variable interest entities as a result of new accounting guidance effective January 1, 2010 ($14.7 billion); (ii) installment premium receipts on insurance and credit derivative transactions; and (iii) coupon payments on investment securities, partially offset by: (i) commutation payments, including the Settlement Agreement ($2.8 billion), (ii) payments for investment agreement contract maturities and settlements, and (iii) claim payments prior to the establishment of the Segregated Account and commencement of Segregated Account Rehabilitation Proceedings in March 2010. As of December 31, 2010, stockholders’ deficit was $1.35 billion, as compared to $1.63 billion deficit at December 31, 2009. This change was primarily caused by the additional net assets of consolidated VIEs resulting from the adoption of new accounting guidance in 2010 and improvements in fair value of investment securities during the period, partially offset by net losses.

Investment Portfolio. Ambac Assurance’s investment objectives for the Financial Guarantee portfolio are to achieve the highest yield on a diversified portfolio of fixed income investments while protecting claims-paying resources and satisfying liquidity needs. The Financial Guarantee investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Beginning in 2008, Ambac Assurance has opportunistically purchased Ambac Assurance insured securities in the open market given their relative risk/reward characteristics and to mitigate the effect of potential future claim payments on operating results. Ambac Assurance financial guarantee policies related to these securities have been placed in the Segregated Account. As such, future payments on these securities are subject to the Segregated Account Rehabilitation Plan and the market for securities may be less liquid than other assets within Ambac Assurance’s investment portfolio.

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

The following table summarizes the composition of Ambac’s investment portfolio at fair value by segment at December 31, 2010 and 2009:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2010:
Fixed income securities:
Municipal obligations(1)	$2,181.6	$—	$22.5	$2,204.1
Corporate obligations	811.0	106.9	—	917.9
Foreign obligations	118.4	—	—	118.4
U.S. government obligations	121.1	35.8	—	156.9
U.S. agency obligations	83.9	4.4	—	88.3
Residential mortgage-backed securities	944.2	554.5	—	1,498.7
Collateralized debt obligations	32.3	—	—	32.3
Other asset-backed securities	604.4	399.9	—	1,004.3
Other	0.1	—	—	0.1

	4,897.0	1,101.5	22.5	6,021.0
Short-term	661.0	6.9	40.9	708.8

	5,558.0	1,108.4	63.4	6,729.8

Fixed income securities pledged as collateral:
U.S. government obligations	115.4	—	—	115.4
Residential mortgage-backed securities	8.1	—	—	8.1

	123.5	—	—	123.5

Total investments	$5,681.5	$1,108.4	$63.4	$6,853.3

Percent total	82.9%	16.2%	0.9%	100%

December 31, 2009:
Fixed income securities:
Municipal obligations	$3,166.0	$15.0	$24.5	$3,205.5
Corporate obligations	740.2	101.0	—	841.2
Foreign obligations	167.7	—	—	167.7
U.S. government obligations	79.5	153.9	—	233.4
U.S. agency obligations	65.8	7.7	—	73.5
Residential mortgage-backed securities	1,102.2	636.6	—	1,738.8
Collateralized debt obligations	56.4	—	—	56.4
Other asset-backed securities	831.3	424.7	—	1,256.0
Other	1.3	—	—	1.3

	6,210.4	1,338.9	24.5	7,573.8
Short-term	839.6	10.6	111.8	962.0

	7,050.0	1,349.5	136.3	8,535.8

Fixed income securities pledged as collateral:
U.S. government obligations	123.1	—	—	123.1
U.S. agency obligations	17.4	—	—	17.4
Residential mortgage-backed securities	26.9	—	—	26.9

	167.4	—	—	167.4

Total investments	$7,217.4	$1,349.5	$136.3	$8,703.2

Percent total	82.9%	15.5%	1.6%	100%

(1)	Includes taxable and tax exempt securities.

The following table represents the fair value of mortgage and asset-backed securities at December 31, 2010 and 2009 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2010:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$502.9	$254.8	$—	$757.7
U.S. Government Sponsored Enterprise Mortgages	121.0	293.2	—	414.2
RMBS—Second Lien	219.1	—	—	219.1
RMBS—First Lien—Sub Prime	99.6	—	—	99.6
Government National Mortgage Association	3.8	6.5	—	10.3
RMBS—First Lien—Prime	5.9	—	—	5.9

Total residential mortgage-backed securities	952.3	554.5	—	1,506.8

Other asset-backed securities
Military Housing	368.6	—	—	368.6
Credit Cards	—	256.1	—	256.1
Structured Insurance	133.6	—	—	133.6
Auto	—	110.8	—	110.8
Student Loans	16.3	33.0	—	49.3
Other	85.9	—	—	85.9

Total other asset-backed securities	604.4	399.9	—	1,004.3

Total	$1,556.7	$954.4	$—	$2,511.1

December 31, 2009
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$701.8	$214.9	$—	$916.7
U.S. Government Sponsored Enterprise Mortgages	157.3	379.8	—	537.1
RMBS—Second Lien	200.6	—	—	200.6
RMBS—First Lien—Sub Prime	47.2	—	—	47.2
Government National Mortgage Association	4.9	41.9	—	46.8
RMBS—First Lien—Prime	17.3	—	—	17.3

Total residential mortgage-backed securities	1,129.1	636.6	—	1,765.7

Other asset-backed securities
Military Housing	362.9	—	—	362.9
Credit Cards	62.0	277.6	—	339.6
Structured Insurance	126.0	—	—	126.0
Auto	—	47.0	—	47.0
Student Loans	178.6	100.1	—	278.7
Aircraft Securitizations	5.2	—	—	5.2
Other	96.6	—	—	96.6

Total other asset-backed securities	831.3	424.7	—	1,256.0

Total	$1,960.4	$1,061.3	$—	$3,021.7

The weighted average rating of the mortgage and asset-backed securities is BBB and BBB+, as of December 31, 2010 and 2009, respectively.

The following table provides the fair value of non-agency residential mortgage-backed securities by vintage and type at December 31, 2010 and 2009:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
December 31, 2010
2003 and prior	$—	$1.0	$—	$3.2	$4.2
2004	27.3	3.9	—	1.6	32.8
2005	209.1	50.9	5.9	3.5	269.4
2006	214.8	110.2	—	77.2	402.2
2007	306.5	53.1	—	14.1	373.7

Total	$757.7	$219.1	$5.9	$99.6	$1,082.3

December 31, 2009
2003 and prior	$—	$1.1	$—	$2.7	$3.8
2004	26.4	4.0	—	1.9	32.3
2005	206.2	35.5	8.8	3.1	253.6
2006	289.5	121.2	—	24.4	435.1
2007	394.6	38.8	—	15.1	448.5
2009	—	—	8.5	—	8.5

Total	$916.7	$200.6	$17.3	$47.2	$1,181.8

The following table summarizes, for all securities in an unrealized loss position as of December 31, 2010 and 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	December 31, 2010		December 31, 2009
($ in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$281.8	$7.6	$118.8	$4.1
7 - 12 months	—	—	—	—
Greater than 12 months	33.9	4.0	90.8	11.3

	315.7	11.6	209.6	15.4

Corporate obligations in continuous unrealized loss for:
0 - 6 months	51.8	1.7	182.1	9.0
7 - 12 months	—	—	—	—
Greater than 12 months	212.4	22.1	188.7	28.6

	264.2	23.8	370.8	37.6

Foreign obligations in continuous unrealized loss for:
0 - 6 months	—	—	21.0	0.5
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	5.0	0.7

	—	—	26.0	1.2

U.S. treasury obligations in continuous unrealized loss for:
0 - 6 months	5.0	—	68.1	1.5
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	5.0	—	68.1	1.5

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	—	—	4.3	0.1
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	4.3	0.1

Residential mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	22.2	0.5	204.6	13.6
7 - 12 months	—	—	15.8	2.8
Greater than 12 months	127.8	40.2	129.0	79.7

	150.0	40.7	349.4	96.1

Collateralized debt obligations in continuous unrealized loss for:
0 - 6 months	—	—	—	—
7 - 12 months	—	—	4.5	3.7
Greater than 12 months	30.4	9.1	51.9	19.0

	30.4	9.1	56.4	22.7

Other asset-backed securities in continuous unrealized loss for:
0 - 6 months	97.3	1.5	272.9	30.1
7 - 12 months	4.7	—	107.5	12.9
Greater than 12 months	440.7	42.4	735.2	162.6

	542.7	43.9	1,115.6	205.6

Total	$1,308.0	$129.1	$2,200.2	$380.2

Management has determined that the unrealized losses in fixed income securities at December 31, 2010 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities and a general increase in risk and liquidity premiums demanded by fixed income investors. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no unexpected principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $1,308.0 million that were in a gross unrealized loss position at December 31, 2010, below investment grade securities and non-rated securities had a fair value of $110.1 million and unrealized loss of $31.5 million, which represented 8.4% of the total fair value, and 24.4% of the unrealized loss as shown in the table above. Of the $2,200.2 million that were in a gross unrealized loss position at December 31, 2009, below investment grade securities and non-rated securities had a fair value of $114.4 million and an unrealized loss of $35.0 million, which represented 5.2% of the total fair value and 9.2% of the unrealized loss as shown in the above table.

During the years ended December 31, 2010 and 2009, there were other-than-temporary impairment write-downs in the Financial Guarantee and Financial Services investment portfolios. For the year ended December 31, 2010, other-than-temporary write-downs in the Financial Guarantee and Financial Services segments were $56.7 million and $3.1 million, respectively. As a result of the Segregated Account Rehabilitation, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses as of December 31, 2009 and over the course of 2010, since we own some of those securities in our investment portfolio. For the year ended December 31, 2009 other-than-temporary write-downs in the Financial Guarantee and Financial Services segments were $1,570.7 million and $283.9 million, respectively. In addition to the effects of the Segregated Account Rehabilitation Plan as described above, the 2009 impairments were primarily related to Alt-A residential mortgage-backed securities which management believed had experienced some credit impairment and/or intended to sell. As of December 31, 2010, management has not asserted an intent to sell any securities from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table summarizes amortized cost and fair value for all securities in an unrealized loss position as of December 31, 2010 and 2009, by contractual maturity date:

	December 31, 2010		December 31, 2009
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	5.0	4.0	19.6	15.4
Due after five years through ten years	73.5	71.2	44.9	42.3
Due after ten years	248.8	240.5	160.5	151.9

	327.3	315.7	225.0	209.6

Corporate obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	70.6	69.3	95.2	89.7
Due after five years through ten years	129.4	114.4	218.7	197.7
Due after ten years	88.0	80.5	94.5	83.4

	288.0	264.2	408.4	370.8

Foreign obligations:
Due in one year or less	—	—	5.7	5.0
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	21.5	21.0
Due after ten years	—	—	—	—

	—	—	27.2	26.0

U.S. treasury obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	—	—	40.0	39.7
Due after five years through ten years	5.0	5.0	29.6	28.4
Due after ten years	—	—	—	—

	5.0	5.0	69.6	68.1

U.S. agency obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	4.4	4.3
Due after ten years	—	—	—	—

	—	—	4.4	4.3

Residential mortgage-backed securities	190.7	150.0	445.5	349.4

Collateralized debt obligations	39.5	30.4	79.1	56.4

Other asset-backed securities	586.6	542.7	1,321.2	1,115.6

Total	$1,437.1	$1,308.0	$2,580.4	$2,200.2

The following table summarizes, for all securities sold at a loss during 2010 and 2009, the aggregate fair value and realized loss by length of time those securities were continuously in an unrealized loss position prior to the sale date:

	December 31, 2010		December 31, 2009
($ in millions)	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$49.1	$0.1	$96.2	$1.2
7 - 12 months	—	—	13.0	0.3
Greater than 12 months	2.0	—	25.1	2.6

	51.1	0.1	134.3	4.1

Corporate obligations in continuous unrealized loss for:
0 - 6 months	4.5	0.9	28.2	0.5
7 - 12 months	0.2	—	—	—
Greater than 12 months	24.6	0.8	25.3	0.1

	29.3	1.7	53.5	0.6

U.S. government obligations in continuous unrealized loss for:
0 - 6 months	29.9	1.0	58.8	0.2
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	29.9	1.0	58.8	0.2

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	0.5	—	67.7	1.8
7 - 12 months	—	—	0.2	—
Greater than 12 months	—	—	—	—

	0.5	—	67.9	1.8

Residential mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	—	—	12.5	0.1
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	5.2	0.2

	—	—	17.7	0.3

Collateralized debt obligations in continuous unrealized loss for:
0 - 6 months	—	—	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	28.1	6.0	0.4	0.3

	28.1	6.0	0.4	0.3

Other asset-backed securities in continuous unrealized loss for:
0 - 6 months	—	—	1.0	—
7 - 12 months	5.6	0.7	51.0	0.2
Greater than 12 months	282.0	77.1	208.6	47.3

	287.6	77.8	260.6	47.5

Other securities in continuous unrealized loss for:
0 - 6 months	—	—	0.4	0.1
7 - 12 months	—	—	0.2	0.1
Greater than 12 months	—	—	0.1	—

	—	—	0.7	0.2

Total	$426.5	$86.6	$593.9	$55.0

Excluded from 2010 and 2009 gross realized losses in the above table were impairment write-downs of $59.8 million and $1,854.6 million, respectively. Refer to the “Results of Operations—Financial Guarantee and Financial Services” sections for a further discussion of the impairment write-downs.

The following table provides the ratings distribution of the fixed income investment portfolio at December 31, 2010 and 2009 by segment:

Rating (1):
2010:
	Financial Guarantee	Financial Services	Combined
AAA	30%	65%	36%
AA	32	14	29
A	16	2	13
BBB	10	2	9
Below investment grade	12	17	13
Not rated	<1	—	<1

	100%	100%	100%

2009:
AAA	30%	70%	37%
AA	33	20	31
A	17	2	14
BBB	8	—	7
Below investment grade	12	8	11
Not rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2010 and 2009, respectively:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating(1)
December 31, 2010
Financial Guarantee
National Public Finance Guarantee Corporation	$815.8	$80.9	$—	$—	$896.7	AA-
Ambac Assurance Corporation	55.8	4.6	840.2	—	900.6	BB
Assured Guaranty Municipal Corporation	399.4	93.2	25.8	—	518.4	A+
Financial Guarantee Insurance Corporation	16.4	—	11.8	—	28.2	BBB+
MBIA Insurance Corporation	—	19.6	5.6	—	25.2	BBB-
Assured Guaranty Corporation	—	—	16.4	—	16.4	D

Total	$1,287.4	$198.3	$899.8	$—	$2,385.5	BBB+

Financial Services
Assured Guaranty Municipal Corporation	$—	$57.9	$—	$—	$57.9	BBB
Assured Guaranty Corporation	—	—	28.7	—	28.7	BB

Total	$—	$57.9	$28.7	$—	$86.6	BBB-

Corporate
Assured Guaranty Municipal Corporation	$22.5	$—	$—	$—	$22.5	AA-

Total	$22.5	$—	$—	$—	$22.5	AA-

December 31, 2009
Financial Guarantee
National Public Finance Guarantee Corporation	$1,546.0	$24.7	$—	$—	$1,570.7	A+
Ambac Assurance Corporation	53.8	22.9	745.9	1.2	823.8	BB
Assured Guaranty Municipal Corporation	630.6	86.7	28.1	—	745.4	A+
MBIA Insurance Corporation	—	17.7	10.8	—	28.5	BBB-
Financial Guarantee Insurance Corporation	16.0	—	22.5	—	38.5	BBB+
Assured Guaranty Corporation	—	—	16.2	—	16.2	D

Total	$2,246.4	$152.0	$823.5	$1.2	$3,223.1	A-

Financial Services
Assured Guaranty Municipal Corporation	$—	$54.8	$—	$—	$54.8	BBB
Assured Guaranty Corporation	—	—	27.0	—	27.0	BB

Total	$—	$54.8	$27.0	$—	$81.8	BBB-

Corporate
Assured Guaranty Municipal Corporation	$24.5	$—	$—	$—	$24.5	AA-

Total	$24.5	$—	$—	$—	$24.5	AA-

(1)	Ratings represent the lower underlying rating assigned by Moody’s or S&P. If unavailable, Ambac’s internal rating is used.

Taxes. On February 2, 2010, Ambac entered into a Tax Benefit Preservation Plan (the “Rights Plan”) with Mellon Investor Services LLC, as Rights Agent. The Rights Plan was adopted in an effort to protect Ambac’s valuable federal net operating losses (“NOLs”) under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

As of December 31, 2010, Ambac had NOLs amounting to approximately $7.0 billion. Ambac can utilize these tax attributes in certain circumstances to offset future U.S. taxable income and reduce Ambac’s U.S. federal income tax liability, which may arise even in periods when Ambac incurs a US GAAP accounting loss. However, Ambac’s ability to use the NOLs could be substantially limited if there were an “ownership change” as defined under Section 382 of the Code. In general, an ownership change would occur if certain ownership changes related to Ambac’s stock held by 5% or greater shareholders exceeded 50%, measured over a rolling up to three year period beginning with the last ownership change. These provisions can be triggered not only by new issuances and merger and acquisition activity, but by normal market trading, as well. The Rights Plan is designed to deter trading that would lead to the loss of Ambac’s valuable NOLs and the resulting reduction in shareholder value.

Our Board of Directors has the discretion to exempt an acquisition of common stock from the provisions of the Rights Plan if it determines that the acquisition will not jeopardize tax benefits or is otherwise in Ambac’s best interests. The Rights Plan was adopted with the sole intent of preserving Ambac’s tax attributes, and not with the goal of deterring any strategic transactions.

Under the Rights Plan, from and after the record date of February 16, 2010, each share of our common stock will carry with it one preferred share purchase right (a “Right”), until the Distribution Date (as defined below) or earlier expiration of the Rights. In general terms, the Rights will work to impose a significant penalty upon any person or group which acquires 4.9% or more of our outstanding common stock after February 2, 2010, without the approval of our Board. Shareholders who own 4.9% or more of the outstanding common stock as of the close of business on February 2, 2010, will not trigger the Rights so long as they do not (i) acquire additional shares of common stock representing one percent (1.0%) or more of the shares of common stock then outstanding or (ii) fall under 4.9% ownership of common stock and then reacquire shares that in the aggregate equal 4.9% or more of the common stock.

Cash Flows. As a result of Ambac’s bankruptcy filing on November 8, 2010, Ambac’s pre-petition obligations are reported as Liabilities subject to compromise in the Consolidated Balance Sheets which will be disbursed in accordance with our plan of reorganization, including future interest on Ambac’s debentures. Additionally, since August 15, 2009, Ambac has deferred interest payments on its $400 million of Directly Issued Subordinated Capital Securities Due 2087. By deferring interest payments on the DISCS, Ambac reduced its 2010 cash debt service requirements by $24.6 million. Net cash used in operating activities was ($2,087.0) million, ($1,877.3) million and ($845.7) million during 2010, 2009 and 2008, respectively.

Operating cash flows were negatively impacted by CDS loss payments, net of recoveries from hedge counterparties, of $2,789.0 million, including the Settlement Agreement of CDO of ABS, partially offset the reduction in insurance losses paid as a result of the claim moratorium with respect to the rehabilitation of the Segregated Account ($1,411.4 million of claims presented but not paid in 2010). Future net cash provided by operating activities will be impacted by the level of premium collections, surplus note interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of presented but unpaid claims as a result of the claims moratorium), including payments under credit default swap contracts. Cash used in operating activities in 2009 and 2008 was primarily due to increased payments under interest rate, currency and total return swap obligations (including termination payments) and high loss / commutation payments on insurance policies and CDS contracts. The years ended December 31, 2009 and 2008 included $1,380.6 million and $1,850 million in CDS commutation payments and $1,458.5 million and $571.8 million in insurance loss payments, respectively. In 2009, Ambac received approximately $541.0 million in connection with reinsurance commutations that were executed during the year.

Net cash provided by investing activities was $2,471.7 million, $3,613.7 million and $4,672.6 million in 2010, 2009 and 2008, respectively. These investing activities were primarily from sales and maturities of fixed income securities to meet operating cash flow needs. Net cash used in financing activities was ($487.3) million, ($1,731.2) million and ($3,842.8) million during 2010, 2009 and 2008, respectively. Financing activities for the year ended December 31, 2010, 2009 and 2008 included repayments of investment and payment agreements of $400.2 million, $1,862.7 million and $5,363.0 million, respectively. Financing activities for the year ended December 31, 2008 include the proceeds from the issuance of common stock and long-term debt totaling $1,411.0 million and the proceeds from Ambac Assurance’s issuance of preferred stock of $700 million. Total cash (used in) provided by operating, investing and financing activities was ($102.6) million, $5.4 million and ($15.8) million in 2010, 2009 and 2008, respectively.

SPECIAL PURPOSE and VARIABLE INTEREST ENTITIES

Please refer to Note 2, “Significant Accounting Policies” and Note 10, “Special Purpose Entities, Including Variable Interest Entities” of the Consolidated Financial Statements, located in Item 8 of this Form 10-K, for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.

ACCOUNTING STANDARDS

Please refer to Note 2, “Significant Accounting Policies” of the Consolidated Financial Statements, located in Item 8 of this Form 10-K, for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

RISK MANAGEMENT

Ambac’s principal business strategy going forward is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, commutations of policies and repurchases of surplus notes issued in respect of claims) and maximizing the return on its investment portfolio. The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategy. As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, Ambac’s risk management practices are qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices. By virtue of a management services contract executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Risk Management group is responsible for all surveillance, remediation and mitigation services provided to the Segregated Account under the supervision of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). Please refer to Risk Management located in Part I, Item 1: Business of this Form 10-K for further discussion of our Risk Management Group.

Credit Risk. Ambac is exposed to credit risk in various capacities including as an issuer of financial guarantees, including credit default swaps, as counterparty to reinsurers and derivative and other financial contracts and as a holder of investment securities.

Financial Guarantees—Risk Management’s focus is on surveillance, remediation, loss mitigation and risk reduction. Surveillance analysts review, on a regular and ad hoc basis, credits in the financial guarantee book of business. Risk-adjusted surveillance strategies have been developed for each bond type. The monitoring activities are designed to detect deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely impact the portfolio. Active surveillance enables Portfolio Risk Management to track single credit migration and industry credit trends. In some cases, Portfolio Risk Management will engage internal or external workout experts or attorneys and other consultants with appropriate expertise in the targeted loss mitigation to assist management in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.

Investment Securities—Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration, asset type limits and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes procedures on residential mortgage backed securities consistent with these utilized to assign the risk of our insured RMBS expenses. Please refer to Note 3 “Investments” to the Consolidated Financial Statements, located in Item 8, and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, located in Item 7 of this Form 10-K for further disclosures relating to the investment portfolio.

Derivatives—Credit risks relating to derivative positions (other than credit derivatives) primarily concern the default of a counterparty. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits. Derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Credit risk associated with such customer derivatives is managed through the financial guarantee portfolio risk management processes described above. Please refer to Note 3 “Investments” to the Consolidated Financial Statements located in Item 8, and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, located in Item 7 of this Form 10-K for disclosures of collateral posted to Ambac under derivative contracts.

Reinsurance—To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, and (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures. Ambac Assurance held letters of credit and collateral amounting to approximately $313 million from its reinsurers at December 31, 2010. The largest reinsurer accounted for 6.4% of gross par outstanding at December 31, 2010.

As of December 31, 2010, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $26,273 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2010 and the reinsurers’ rating levels as of March 2, 2011:

	Moody’s		Percentage of total ceded par	Net unsecured reinsurance recoverable (in thousands)(1)
Reinsurers	Rating	Outlook
Assured Guaranty Re Ltd	A1	Negative Outlook	84.47%	$—
Sompo Japan Insurance Inc	Aa3	Stable	7.77	—
Assured Guaranty Corporation	Aa3	Negative Outlook	7.62	14,747
Other			0.14	5,433

Total			100.00%	$20,180

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

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

Financial instruments for which fair value may be adversely affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under payment agreements, long-term debt and interest rate derivatives. The following table summarizes the estimated change in fair value (based primarily on the valuation models discussed above) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2010 and 2009:

Change in Interest Rates	Estimated Net Fair Value	Estimated Change in Net Fair Value
($ in millions)
2010:
300 basis point rise	$5,628	$(266)
200 basis point rise	5,709	(185)
100 basis point rise	5,798	(96)
Base scenario	5,894	—
100 basis point decline	5,992	103
200 basis point decline	6,109	215
300 basis point decline	6,226	332

2009:
300 basis point rise	$7,046	$(496)
200 basis point rise	7,217	(325)
100 basis point rise	7,384	(158)
Base scenario	7,542	—
100 basis point decline	7,694	152
200 basis point decline	7,840	298
300 basis point decline	7,981	439

Ambac Financial Services (“AFS”) manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and some excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “Macro Hedge”). Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac would experience a mark-to-market gain or loss of $0.2 million and $0.02 million at December 31, 2010 and 2009, respectively. For a 1 basis point parallel shift in USD Libor interest rates versus the US Treasury rate Ambac would experience a mark-to-market gain or loss of $0.01 million and $0.06 million at December 31, 2010 and 2009, respectively. Each of the amounts above is presenting sensitivity (gain or loss) under the assumption that everything else remains unchanged. Actual changes in tax-exempt interest rates, and US Libor vs. US Treasury, as well as changes in Libor curves for different currencies themselves are correlated. This correlation is taken into account when we produce VaR numbers based on historical changes of all interest rate risk components as discussed below.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the years ended December 31, 2010 and 2009, Ambac’s VaR, for its interest rate swap portfolio (which excludes the Macro Hedge) averaged approximately $3.7 million and $4.5 million, respectively. Ambac’s VaR ranged from a high of $6.5 million to a low of $1.9 million in 2010 and from a high of $6.5 million to a low of $2.2 million in 2009. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

The municipal interest rate swaps we provide require AFS to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. Beginning 2008, dislocation in the credit markets and rating agency actions on Ambac Assurance led to increases in Ambac’s payments under interest rate swaps where Ambac pays an issue-specific rate, resulting in losses on those swaps. These swaps contain provisions that are designed to protect against certain forms of basis risk or tax reform. Such provisions include the ability of AFS to convert the rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of a taxable index rate in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event the bonds are put to a liquidity provider under a liquidity facility. Since 2008, Ambac has (i) terminated the vast majority of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $69 million as of December 31, 2009.

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

The following table summarizes the net par exposure outstanding (notional values) and net derivative asset (liability) balance related to credit derivatives as of December 31, 2010 and 2009 by asset type:

($ in millions)	CDO of ABS	CLO	Other	Total
2010:
Net par outstanding	$—	$11,593	$7,173	$18,766
Net liability fair value	—	(71)	(151)	(222)

2009:
Net par outstanding	$16,718	$17,774	$8,784	$43,276
Net liability fair value	(2,253)	(382)	(404)	(3,039)

The following table summarizes the estimated change in fair values on the net balance of Ambac’s net credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at December 31, 2010 and 2009:

Change in Underlying Spreads	CDO of ABS	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
2010:
500 basis point widening	$—	$(130)	$(126)	$(256)	$(478)
250 basis point widening	—	(65)	(63)	(128)	(350)
50 basis point widening	—	(13)	(12)	(25)	(247)
Base scenario	—	—	—	—	(222)
50 basis point narrowing	—	13	12	25	(197)
250 basis point narrowing	—	58	52	110	(112)
500 basis point narrowing	—	69	83	152	(70)

2009:
500 basis point widening	$(1,363)	$(450)	$(250)	$(2,063)	$(5,102)
250 basis point widening	(682)	(225)	(125)	(1,032)	(4,071)
50 basis point widening	(136)	(45)	(25)	(206)	(3,245)
Base scenario	—	—	—	—	(3,039)
50 basis point narrowing	136	45	25	206	(2,833)
250 basis point narrowing	677	217	115	1,009	(2,030)
500 basis point narrowing	1,322	295	193	1,810	(1,229)

The decrease in the credit derivative portfolio’s sensitivity to changes in reference obligation credit spreads from December 31, 2009 to December 31, 2010 resulted from the commutation of all CDO of ABS and certain other transactions during 2010. Refer to “2010 Overview” in Note 1 to the Consolidated Financial Statements located in Item 8 of this Form 10-K for a description of the Settlement Agreement with respect to CDO of ABS and certain other CDO-related obligations.

Also included in the fair value of credit derivative liabilities is the effect of current Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Refer to Note 16 to the Consolidated Financial Statements located in Item 8 of this Form 10-K for discussion of Ambac’s fair value measurements for credit derivatives. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $886.7 million and $13.2 billion reduction to the credit derivatives liability as of December 31, 2010 and 2009, respectively.

Beginning in the second half of 2007 and continuing through 2010, credit spreads on certain fixed income securities held in our investment portfolio have widened substantially. In particular, certain Alt-A residential mortgage backed securities originally rated triple-A and purchased at or near par value are valued at yields indicating spreads greater than 1,200 basis points over LIBOR as of December 31, 2010. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost basis of the securities. Cumulative reductions to fair value on Ambac’s investments in Alt-A securities held at December 31, 2010, including those recorded as adjustments to the amortized cost basis due to other-than-temporary impairment, total $0.6 billion. Future performance of the mortgages underlying these securities, as well as U. S. residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

Liquidity Risk. Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is present in financial guarantee contracts, derivative contracts, surplus notes (included in Long-term debt on the Consolidated Balance Sheet) and investment agreements. Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a specified level of cash and short-term investments at all times. Interest and principal payments on surplus notes are subject to approval of Ambac Assurance’s insurance regulator, which has full discretion over deferral of payments regardless of the liquidity position of Ambac Assurance. The investment agreement business manages liquidity risk by matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. AFS maintains cash and short-term investments and closely matches the date swap payments are made and received. Liquidity risk also exists in the derivative contract and investment agreement portfolios due to contract provisions which may require collateral posting or early termination of contracts. Both the investment agreement business and AFS also borrow cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from Ambac Assurance’s insurance regulator.

Operational Risk. Operational risk relates to the potential for loss resulting from: inadequate or failed internal processes, loss of key personnel, breakdown of settlement or communication systems, inadequate execution of strategy or from external events, leading to disruption of our business. Events subject to operational risk include:

*	Internal Fraud—misappropriation of assets, intentional mismarking of positions,

*	External Fraud—theft of information, third-party theft and forgery,

*	Clients, Products, & Business Practice—improper trade, fiduciary breaches,

*	Damage to Physical Assets—vandalism,

*	Business Disruption & Systems Failures—software failures, hardware failures; and

*	Execution, Delivery, & Process Management—data entry errors, accounting errors, failed mandatory reporting, settlement errors, negligence.

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

The Audit Committee of the Board of Directors, comprised solely of independent directors, meets regularly with financial and risk management, the internal auditors and the independent registered public accounting firm to review the work and procedures of each. The independent registered public accounting firm and the internal auditors have free access to the Audit Committee, without the presence of management, to discuss the results of their work and their considerations of Ambac and its subsidiaries and the quality of Ambac’s financial reporting. The Audit Committee appoints the independent registered public accounting firm, subject to stockholder approval.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited Ambac Financial Group, Inc.’s (Debtor-in-Possession) (the “Company” or “Ambac”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s loss reserving practices has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambac as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 16, 2011, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Ambac has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

New York, New York

March 16, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (Debtor-in-Possession) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules in this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of Ambac Financial Group, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ambac Financial Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on November 8, 2010, Ambac Financial Group, Inc. filed for relief under Chapter 11 of the United States Bankruptcy Code and there are uncertainties inherent in the bankruptcy process. The significant deterioration of the guaranteed portfolio coupled with the inability to write new financial guarantees has adversely impacted the business, results of operations and financial condition of the Company’s operating subsidiary, Ambac Assurance Corporation. Ambac Assurance Corporation is subject to significant regulatory oversight by the Office of the Commissioner of Insurance of the State of Wisconsin, including the recent establishment and rehabilitation of a segregated account of Ambac Assurance Corporation. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company has limited liquidity. Such factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements; the Company changed its method of accounting for qualifying special purpose entities and variable interest entities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board as of January 1, 2010, the Company changed its method of evaluating other-than-temporary impairments on securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board as of April 1, 2009, and the

Company changed its method of accounting for financial guarantee contracts due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board as of January 1, 2009. Also as discussed in Note 2, as a result of filing for relief under Chapter 11 of the United States Bankruptcy Code, the Company began applying additional accounting and financial reporting guidance applicable to Debtors-in-Possession on November 8, 2010.

/s/ KPMG LLP

New York, New York

March 16, 2011

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Balance Sheets

	December 31,
(Dollars in Thousands, Except per Share Data)	2010	2009
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,707,727 in 2010 and $7,605,565 in 2009)	$6,020,895	$7,572,570
Fixed income securities pledged as collateral, at fair value (amortized cost of $120,918 in 2010 and $164,356 in 2009)	123,519	167,366
Short-term investments at cost (approximates fair value)	708,797	962,007
Other (cost of $100 in 2010 and $1,278 in 2009)	100	1,278

Total investments	6,853,311	8,703,221
Cash and cash equivalents	9,497	112,079
Restricted cash	2,500	—
Receivable for securities sold	23,505	3,106
Investment income due and accrued	45,066	73,062
Premium receivables	2,422,596	3,718,158
Reinsurance recoverable on paid and unpaid losses	136,986	78,115
Deferred ceded premium	264,858	500,804
Subrogation recoverable	714,270	902,612
Deferred taxes	—	11,250
Current taxes	—	421,438
Deferred acquisition costs	250,649	279,704
Loans	20,167	80,410
Derivative assets	290,299	496,494
Other assets	82,579	229,299
Variable interest entity assets:
Fixed income securities, at fair value	1,904,361	525,947
Restricted cash	2,098	1,151
Investment income due and accrued	4,065	4,133
Loans (includes $15,800,918 and $2,428,352 at fair value)	16,005,066	2,635,961
Derivative assets	4,511	109,411
Other assets	10,729	12

Total assets	$29,047,113	$18,886,367

Liabilities and Stockholders’ Equity:
Liabilities:
Liabilities subject to compromise	$1,695,231	$—
Unearned premiums	4,007,886	5,687,114
Losses and loss expense reserve	5,288,655	4,771,684
Ceded premiums payable	141,450	291,843
Obligations under investment and payment agreements	767,982	1,177,406
Obligations under investment repurchase agreements	37,650	113,527
Current taxes	22,534	—
Long-term debt	208,260	1,631,556
Accrued interest payable	61,708	47,125
Derivative liabilities	348,791	3,536,858
Other liabilities	124,748	248,655
Payable for securities purchased	—	2,074
Variable interest entity liabilities:
Accrued interest payable	3,425	3,482
Long-term debt (includes $15,885,711 and $2,789,556 at fair value)	16,101,026	3,008,628
Derivative liabilities	1,580,120	—
Other liabilities	11,875	60

Total liabilities	30,401,341	20,520,012

	December 31,
(Dollars in Thousands, Except per Share Data)	2010	2009
Stockholders’ deficit:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; authorized shares—650,000,000 at December 31, 2010 and 2009; issued and outstanding shares—308,016,764 at December 31, 2010 and 294,378,282 at December 31, 2009	3,080	2,944
Additional paid-in capital	2,187,485	2,172,656
Accumulated other comprehensive income (loss)	291,774	(24,827)
Accumulated deficit	(4,042,335)	(3,878,015)
Common stock held in treasury at cost, 5,893,054 shares at December 31, 2010 and 6,780,093 shares at December 31, 2009	(448,540)	(560,543)

Total Ambac Financial Group, Inc. stockholders’ deficit	(2,008,536)	(2,287,785)
Noncontrolling interest	654,308	654,140

Total stockholders’ deficit	(1,354,228)	(1,633,645)
Total liabilities and stockholders’ deficit	$29,047,113	$18,886,367

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Operations

(Dollars in Thousands, Except Share Data)	Years Ended December 31,
	2010	2009	2008
Revenues:
Financial Guarantee:
Net premiums earned	$545,975	$797,360	$1,022,757
Net investment income	324,042	482,684	480,138
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(62,104)	(1,587,994)	(70,931)
Portion of loss recognized in other comprehensive income	5,380	17,276	—

Net other-than-temporary impairment losses recognized in earnings	(56,724)	(1,570,718)	(70,931)
Net realized investment gains	76,405	131,660	79,938
Change in fair value of credit derivatives:
Realized (losses) and gains and other settlements	(2,757,624)	(1,379,736)	(1,794,428)
Unrealized gains (losses)	2,817,807	5,192,663	(2,236,694)

Net change in fair value of credit derivatives	60,183	3,812,927	(4,031,122)
Other income	106,032	410,927	8,523
(Loss) income on variable interest entity activities	(616,688)	7,454	123
Financial Services:
Investment income	34,129	70,746	255,885
Derivative products	(106,565)	(207,210)	(134,198)
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(3,079)	(283,858)	(451,932)
Portion of loss recognized in other comprehensive income	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(3,079)	(283,858)	(451,932)
Net realized investment gains	72,874	184,474	215,582
Net change in fair value of total return swap contracts	—	18,573	(129,565)
Net mark-to-market (losses) gains on non-trading derivative contracts	(14,295)	11,268	(15,792)
Corporate and Other:
Other income	1,674	34,121	3,309
Net realized investment gains	10,172	33	—

Total revenues before reorganization items	434,135	3,900,441	(2,767,285)

Expenses:
Financial Guarantee:
Losses and loss expenses	719,362	2,815,313	2,227,583
Underwriting and operating expenses	198,423	175,718	215,773
Interest expense on surplus notes	62,207	—	—
Financial Services:
Interest from investment and payment agreements	16,844	34,131	234,977
Operating expenses	13,740	12,588	12,747
Corporate and Other:
Interest	102,278	119,626	114,226
Other expenses	42,302	18,160	45,752

Total expenses before reorganization items	1,155,156	3,175,536	2,851,058

Pre-tax (loss) income from continuing operations before reorganization items	(721,021)	724,905	(5,618,343)
Reorganization items	31,980	—	—

Pre-tax (loss) income from continuing operations	(753,001)	724,905	(5,618,343)
Provision (benefit) for income taxes	135	739,521	(9,207)

Net loss	($753,136)	($14,616)	($5,609,136)
Less: net gain (loss) attributable to the noncontrolling interest	63	(3)	112

Net loss attributable to Ambac Financial Group, Inc.	($753,199)	($14,613)	($5,609,248)

Net loss per share	($2.56)	($0.05)	($22.31)
Weighted-average number of common shares outstanding:
Basic	294,423,698	287,647,272	251,391,680
Diluted	294,423,698	287,647,272	251,391,680

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Stockholders’ Equity

			Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2008	$2,271,954	$—	$2,107,773	($22,138)	$—	$1,092	$839,952	($646,786)	($7,939)
Sales of subsidiary shares to noncontrolling interest	700,000								700,000
Net loss	(5,609,136)	(5,609,136)	(5,609,248)						112
Comprehensive loss:
Other comprehensive loss:
Unrealized losses on securities, net of deferred income taxes of ($838,871)(1)	(1,635,326)	(1,635,326)		(1,635,326)
Gain on derivative hedges, net of deferred income taxes of $7,440	9,303	9,303		9,303
Gain on foreign currency translation, net of deferred income taxes of ($11,866)	(21,023)	(21,023)		(22,037)					1,014

Other comprehensive loss	(1,647,046)	(1,647,046)

Total comprehensive loss	(7,256,182)	($7,256,182)

Adjustment to initially apply ASC 820 and ASC 825, net of deferred income taxes of $10,826	20,102		20,102
Dividends declared—common stock	(15,804)		(15,804)
Dividends on restricted stock units	(33)		(33)
Exercise of stock options	(53,558)		(53,558)
Issuance of stock	1,182,032					1,852	1,180,180
Stock-based compensation	23,749						23,749
Excess cost related to share-based compensation	(13,850)						(13,850)
Cost of shares acquired	(1,090)							(1,090)
Shares issued under equity plans	53,558							53,558

Balance at December 31, 2008	($3,089,122)		($3,550,768)	($1,670,198)	$—	$2,944	$2,030,031	($594,318)	$693,187

Balance at January 1, 2009	($3,089,122)	$—	($3,550,768)	($1,670,198)	$—	$2,944	$2,030,031	($594,318)	$693,187
Sale of subsidiary shares to noncontrolling interest	100,000								100,000
Retirement of shares issued to noncontrolling interest	(11,178)						128,547		(139,725)
Net loss	(14,616)	(14,616)	(14,613)						(3)
Comprehensive income:
Other comprehensive income:
Unrealized gains on securities, net of deferred income taxes of $879,166(1)	1,734,803	1,734,803		1,734,803
Gain on derivative hedges, net of deferred income taxes of $617	1,145	1,145		1,145
Gain on foreign currency translation, net of deferred income taxes of $6,467	12,679	12,679		11,998					681

Other comprehensive gain	1,748,627	1,748,627

Total comprehensive gain	1,734,011	1,734,011

Adjustment to initially apply ASC 944-20-65-1	(381,716)		(381,716)
Adjustment to initially apply ASC 320-10-65-1	—		102,065	(102,065)
Valuation allowance on equity	13,307		13,307
Net Change related to employee benefit plan	(510)			(510)
Dividends declared—subsidiary shares to noncontrolling interest	(12,509)		(12,509)
Dividends on restricted stock units	—		—
Stock-based compensation	(19,703)		(33,781)				14,078
Excess cost related to share-based compensation	—						—
Cost of shares acquired	(122)							(122)
Shares issued under equity plans	33,897							33,897

Balance at December 31, 2009	($1,633,645)		($3,878,015)	($24,827)	$—	$2,944	$2,172,656	($560,543)	$654,140

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Stockholders’ Equity

			Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2010	($1,633,645)	$—	($3,878,015)	($24,827)	$—	$2,944	$2,172,656	($560,543)	$654,140
Comprehensive loss:
Net loss	(753,136)	(753,136)	(753,199)						63
Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $10,495(1)	332,251	332,251		332,251
Loss on derivative hedges, net of deferred income taxes of $755	1,403	1,403		1,403
Loss on foreign currency translation, net of deferred income taxes of $1,528	(18,231)	(18,231)		(18,336)					105

Other comprehensive gain	315,423	315,423

Total comprehensive loss	(437,713)	(437,713)

Adjustment to initially apply ASU 2009-17	705,046		702,042	3,004
Dividends declared—subsidiary shares to noncontrolling interest	(817)		(817)
Excess cost related to share-based compensation	—						—
Issuance of stock	9,618					136	9,482
Stock-based compensation	(108,720)		(112,346)	(1,721)			5,347
Dividends on restricted stock units	—		—
Cost of shares acquired	(342)							(342)
Shares issued under equity plans	112,345							112,345

Balance at December 31, 2010	($1,354,228)		($4,042,335)	$291,774	$—	$3,080	$2,187,485	($448,540)	$654,308

(1)	Disclosure of reclassification amount:

	2010	2009	2008
Unrealized holding gains (losses) arising during period	$397,082	$685,979	($1,944,299)
Less: reclassification adjustment for net gains (losses) included in net (loss) income	64,831	(1,048,824)	(308,973)

Net unrealized gains (losses) on securities	$332,251	$1,734,803	($1,635,326)

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Cash flows from operating activities:
Net loss attributable to common shareholders	($753,199)	($14,613)	($5,609,248)
Noncontrolling interest in subsidiaries’ earnings	63	(3)	112

Net loss	($753,136)	($14,616)	($5,609,136)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,645	2,983	3,161
Amortization of bond premium and discount	(125,884)	(215,866)	(36,768)
Reorganization items	31,980	—	—
Share-based compensation	5,364	14,078	17,414
Current income taxes	443,972	(228,769)	(290,495)
Deferred income taxes, net	—	1,243,587	822,286
Deferred acquisition costs	29,055	(80,187)	48,410
Unearned premiums, net	(1,443,282)	(801,900)	(545,517)
Losses and loss expenses, net	646,442	1,342,628	1,635,819
Ceded premiums payable	(150,393)	(387,541)	(16,838)
Investment income due and accrued	27,996	39,108	85,135
Premium receivables	1,295,562	904,700	6,161
Accrued interest payable	14,583	(17,840)	(43,722)
Net mark-to-market gains	(2,803,512)	(5,222,504)	2,382,051
Net realized investment gains	(159,451)	(316,167)	(295,520)
Other-than-temporary impairment charges	59,803	1,854,576	522,863
Variable interest entity activities	616,688	(7,454)	(123)
Other, net	171,055	13,921	469,136
Transfers to restricted cash	2,500	—	—

Net cash used in operating activities	(2,087,013)	(1,877,263)	(845,683)

Cash flows from investing activities:
Proceeds from sales of bonds	2,448,814	3,692,378	7,694,587
Proceeds from matured bonds	701,288	658,705	1,293,819
Purchases of bonds	(1,124,881)	(2,176,535)	(3,320,776)
Change in short-term investments	253,210	492,222	(575,190)
Loans, net	60,243	482,323	32,677
Change in swap collateral receivable	117,143	460,048	(577,063)
Other, net	15,891	4,593	124,579

Net cash provided by investing activities	2,471,708	3,613,734	4,672,633

Cash flows from financing activities:
Dividends paid—common stockholders	—	—	(15,804)
Dividends paid—subsidiary shares to noncontrolling interest	(817)	(12,509)	—
Securities sold under agreements to repurchase	—	—	(100,000)
Proceeds from issuance of investment and payment agreements	1,315	96,140	84,412
Payments for investment and payment draws	(400,206)	(1,862,721)	(5,362,970)
Proceeds from issuance of long-term debt	—	—	228,969
Proceeds from issuance of subsidiary shares to noncontrolling interest	—	100,000	700,000
Retirement of subsidiary shares to noncontrolling interest	—	(11,178)	—
Capital issuance costs	—	(297)	(18,298)
Net cash collateral received	(87,569)	(40,589)	(526,168)
Proceeds from issuance of common stock	—	—	1,182,032
Purchases of treasury stock	—	—	(1,090)
Excess tax benefit related to share-based compensation	—	—	(13,850)

Net cash used in financing activities	(487,277)	(1,731,154)	(3,842,767)

Net cash flow	(102,582)	5,317	(15,817)
Cash and cash equivalents at January 1	112,079	106,762	122,579

Cash and cash equivalents at December 31	$9,497	$112,079	$106,762

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$29,641
Interest expense on long-term debt	$61,568	$101,016	$105,597
Interest on investment agreements	$19,584	$43,870	$276,494
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$—	$—	$—

Supplemental disclosure of noncash financing activities:

The company issued common stock upon the extinguishment of $20,311 in long-term debt. In addition, the company issued $2,050,000 of surplus notes in connection with the settlement of credit derivative and insurance liabilities as discussed in Note 7 to the Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

1        BACKGROUND AND BASIS OF PRESENTATION

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Ambac Assurance Corporation (“Ambac Assurance”) is Ambac’s principal operating subsidiary. Ambac Assurance is a financial guaranty insurer whose financial strength was formerly rated triple-A by each of the major rating agencies and which provided financial guarantees and financial services to clients in both the public and private sectors around the world.

The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio and the resulting downgrades of Ambac Assurance’s financial strength ratings have made it impossible for it to write new business. Inability to write new business will negatively impact Ambac’s future business, operations and financial results. Ambac Assurance’s ability to pay dividends, and as a result Ambac’s liquidity, has been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account (defined and described in more detail below) and by the terms of the Settlement Agreement (as hereinafter defined) with counterparties of CDO of ABS transactions. Refer to “2010 Overview” below for further discussion of Ambac’s bankruptcy, the creation and rehabilitation of the Segregated Account and the Settlement Agreement with the counterparties of CDO of ABS transactions.

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, commutations of policies and repurchases of surplus notes issued in respect of claims) and maximizing the return on its investment portfolio. The execution of such strategy with respect to Segregated Account Policies will be subject to the authority of the rehabilitator of the Segregated Account to control the management of the Segregated Account. In exercising such authority, the rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the rehabilitator could impair Ambac’s ability to execute the foregoing strategy. As a result of uncertainties associated with the aforementioned factors, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

2010 Overview:

Chapter 11 Reorganization

On November 8, 2010 (the “Petition Date”), Ambac (“Debtor”) filed a voluntary petition for relief under Chapter 11 (“Bankruptcy Filing”) of the Bankruptcy Code in the Bankruptcy Court. Ambac will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As required by the Bankruptcy Code, the United States Trustee appointed the “Official Committee of Unsecured Creditors (“Creditors’ Committee”)”. The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtor. There can be no assurance that the Creditors’ Committee will support the Debtor’s positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization. Disagreements between the Debtor and the Creditors’ Committee could prolong the court proceedings, negatively impact the Debtor’s ability to operate, and delay the Debtor’s emergence from bankruptcy.

Ambac was unable to raise additional capital as an alternative to seeking bankruptcy protection and was also unable to agree to terms with an ad-hoc committee of certain senior debt holders in order to restructure its outstanding debt prior to the Bankruptcy Filing. As such, Ambac will seek to propose a reorganization plan as a debtor-in-possession; contingent upon the outcome of negotiations among Ambac, the Creditors’ Committee and Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), such reorganization plan may or may not be supported by the Creditors’ Committee. There is significant uncertainty as to how holders of Ambac’s securities will be treated under the Reorganization Plan. It is likely, however, that Ambac’s debt holders and creditors will receive all equity in the reorganized company.

Prior to the Bankruptcy Filing, Ambac, Ambac Assurance, OCI and the ad hoc committee agreed to a non-binding term sheet that currently serves as the basis for negotiation with the Creditors’ Committee with respect to the allocation of potential sources of value and expenses between Ambac and Ambac Assurance, respectively. This includes the allocation of tax attributes (including, without limitation, Net Operating Loss (“NOLs”)) and cost sharing arrangements among Ambac and Ambac Assurance. Given the implications to Ambac Assurance of any agreement with respect to these matters, OCI and the Rehabilitator have participated in negotiations. If the negotiations do not produce an agreement among the parties, Ambac’s creditors could take actions which would adversely affect Ambac Assurance and/or the Segregated Account. As such, OCI may determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to Ambac Assurance, either pre-emptively, or in response to any such action.

As of December 31, 2010, Ambac had debt outstanding amounting to $1,622,189. The Bankruptcy Filing constituted an event of default with respect to the following debt instruments (collectively, the “Debt Documents”):

•

Indenture, dated as of August 1, 1991, between Ambac and The Bank of New York Mellon (as successor trustee to The Chase Manhattan Bank (National Association)) (the “1991 Indenture”), as trustee, with respect to $122,189 principal and accrued and unpaid interest on outstanding debt securities in the form of 9-3/8% debentures due August 1, 2011;

•	1991 Indenture with respect to $75,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 7-1/2% debentures due May 1, 2023;

•

Indenture, dated as of August 24, 2001, between Ambac and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank) (the “2001 Indenture”), as trustee, with respect to $200,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 5.95% debentures due February 28, 2103;

•	2001 Indenture with respect to $175,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 5.875% debentures due March 24, 2103;

•

Indenture, dated as of April 22, 2003, between Ambac and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank), as trustee, with respect to $400,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 5.95% debentures due December 5, 2035;

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

•

Indenture, dated as of February 15, 2006, as supplemented by the Supplemental Indenture, dated as of March 12, 2008, both between Ambac and The Bank of New York Mellon, as trustee, with respect to $250,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 9.50% senior notes due February 15, 2021; and

•

Junior Subordinated Indenture and First Supplemental Indenture, both dated as of February 12, 2007, between Ambac and The Bank of New York Mellon, as trustee, with respect to $400,000 principal and accrued and unpaid interest on outstanding debt securities in the form of 6.15% Directly Issued Subordinated Capital Securities due February 7, 2087.

As a result of the Bankruptcy Filing, Ambac’s obligations under the debt securities described above were accelerated. Upon the bankruptcy filing, any efforts to enforce such payment obligations under the Debt Documents are stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code, and the creditors’ rights of enforcement in respect of the Debt Documents are subject to the applicable provisions of the Bankruptcy Code.

Ambac has and will continue to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities and monthly operating reports in forms prescribed by federal bankruptcy law. While these documents and information accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited and are prepared in a format different from that used in Ambac’s US GAAP basis consolidated financial statements filed under the securities laws. Accordingly, Ambac believes that the substance and format do not allow meaningful comparison with its publicly-disclosed US GAAP basis consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to Ambac’s securities, or for comparison with other financial information filed with the SEC.

Shortly after the Petition Date, Ambac began notifying current or potential creditors of the Bankruptcy Filing. Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Ambac. Thus, for example, most creditor actions to obtain possession of property from Ambac, or to create, perfect or enforce any lien against the property of Ambac, or to collect on monies owed or otherwise exercise rights or remedies to a claim arising prior to the Petition Date are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. The deadline for filing of proofs of claims against Ambac was March 4, 2011. At this time, the Company is still assessing the amount and the validity of the claims recently filed.

In order to successfully emerge from bankruptcy, Ambac will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve Ambac’s obligations arising prior to the Petition Date, set forth the revised capital structure of a newly reorganized Ambac and provide for corporate governance subsequent to emergence from bankruptcy. As described above, a plan of reorganization may also resolve the issues with respect to the allocation of value and expenses as between Ambac and Ambac Assurance which are the subject of negotiations among Ambac, Ambac Assurance, the Creditors’ Committee and OCI.

Upon commencing the Bankruptcy Filing, Ambac had the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

plan. Ambac filed and received Bankruptcy Court approval to extend its exclusive rights to file a plan of reorganization and obtain necessary acceptances of the plan by 120 days to and including July 6, 2011 and September 6, 2011, respectively. Further extensions are subject to approval by the Bankruptcy Court. If Ambac’s exclusivity period lapses, any party in interest would be able to file a plan of reorganization for Ambac. In addition to being approved by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed by the Bankruptcy Court in order to become effective.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in Ambac if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan, and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e. secured claims or unsecured claims, subordinate or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

A significant consideration for any restructuring or reorganization is the impact, if any, on Ambac’s estimated $7,002,069 net operating loss tax carry forward. Ambac considers the NOLs to be a valuable asset. However, Ambac’s ability to use the NOLs could be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership (by value) in Ambac to 50% or more, as measured over a rolling three year period beginning with the last ownership change. These provisions can be triggered by new issuances of stock, merger and acquisition activity or normal market trading. On February 2, 2010, Ambac entered into a Tax Benefit Preservation Plan to reduce the risk of an ownership change resulting from the trading of Ambac’s stock.

In connection with the Bankruptcy Filing, the Bankruptcy Court issued an interim order (the “Interim Order”) restricting certain transfers of equity interests in and claims against Ambac. The purpose of the Interim Order is to preserve Ambac’s NOLs. Under section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), transfers by persons or entities holding 5 percent or more of Ambac’s outstanding equity interests could impair or permanently eliminate Ambac’s NOLs. Moreover, transfers of claims against Ambac by persons or entities who may receive 5 percent or more of the reorganized Company’s stock pursuant to a bankruptcy plan of reorganization may impair or permanently eliminate Ambac’s NOLs. Accordingly, the Interim Order implements notice and hearing procedures for transfers by a person or entity that beneficially owns, or would beneficially own, more than 13,500,000 shares of Ambac’s stock. Transfers of stock in violation of this Interim Order will be void ab initio. In addition, the Interim Order requires persons or entities that beneficially own claims against Ambac totaling more than an amount which could permit such claimholder to acquire 4.5 percent or more of the reorganized debtor agree to “sell down” a portion of its claims against Ambac prior to a bankruptcy reorganization, such that the claimholder would receive less than 4.5 percent of the reorganized

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Company’s stock in a bankruptcy plan of reorganization that may qualify for section 382(l)(5) of the Tax Code. Any claimholder who does not comply with the Interim Order would only receive stock in the reorganized Company equal to less than 4.5 percent of the reorganized Company’s outstanding stock. The Ambac Assurance NOL and certain other tax attributes or tax benefits of the Ambac Consolidated Tax Group may be subject to limitation as a result of a bankruptcy reorganization.

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the “pay as you go” CDS contracts should be characterized as capital assets or that certain payments made with respect to the CDS contracts should be characterized as capital losses. Recently, the Internal Revenue Service opened an examination into certain issues related to Ambac Assurance’s tax accounting methods with respect to such CDS contracts and Ambac Assurance’s related characterization of such losses as ordinary losses. Although, as discussed above, Ambac Assurance believes these contracts are properly characterized as notional principal contracts, if the Internal Revenue Service today were to successfully assert, as a result of its examination, that these contracts should be characterized as capital assets or as generating capital losses, Ambac and Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes.

On November 9, 2010, Ambac and the Internal Revenue Service (the “IRS”) agreed to a stipulation on the record that provides that the IRS would give notice at least 5 business days prior to taking any action against Ambac’s nondebtor subsidiaries in the consolidated tax group that would violate the State Court Injunction, whether or not in effect. The stipulation permits the status quo to be maintained from November 9, 2010 until a hearing on the preliminary injunction that Ambac plans to seek under Bankruptcy Code section 105(a) barring assessment and collection of the 2003 through 2008 tax refunds by the IRS against Ambac’s nondebtor subsidiaries in the consolidated tax group. On the same date, Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds. On January 14, 2011, the IRS filed its Answer and opposition to Ambac’s Motion for Temporary Restraining Order and Preliminary Injunction. On January 13, 2011, the IRS filed a motion in the United States District Court for the Southern District of New York (“USDC SDNY”) to withdraw the Adversary Proceeding from the Bankruptcy Court to the USDC SDNY. Ambac has opposed such motion. On February 1, 2011, Ambac filed a motion with the Bankruptcy Court for Pretrial Conference and for Authorization to Implement Alternative Dispute Resolution Procedures. The Bankruptcy Court on March 2, 2011 ordered the process of non-binding mediation to begin on or about May 1, 2011 and to conclude no later than on or about September 6, 2011. The Bankruptcy Court also approved a scheduling order which, among other things, ordered fact discovery in the Adversary proceeding to be completed by August 5, 2011; dispositive motions to be filed by September 16, 2011, and trial to be scheduled, thereafter, pursuant to further order of the Court.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $63,491 at December 31, 2010 (excluding $2,500 of restricted cash), dividends from Ambac Assurance, and on the residual value of Ambac Assurance. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. The principal uses of liquidity will be the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses related to pending litigation. The likelihood of dividend payments to Ambac from Ambac Assurance could be further reduced if OCI initiates delinquency proceedings against Ambac Assurance.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no guarantee can be given that it will be able to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur. While the Company’s NOLs could be used to offset income or gain of Ambac Assurance realized prior to a completion of a liquidation (and/or by Ambac in the event that a transaction allocating NOLs to Ambac is completed), the NOLs would not be available following the liquidation or sale of Ambac’s assets. As a result, in the event of a Chapter 7 liquidation, the Company is likely to be unable to utilize a substantial portion of its NOLs.

NYSE Delisting

On December 17, 2010, the New York Stock Exchange delisted the common stock of Ambac and certain other securities of Ambac.

The delisted NYSE securities include:

•	Common Stock, $0.01 per share (former NYSE ticker symbol: ABK);

•	5.875% Debentures, Due March 24, 2103 (former NYSE ticker symbol: AKT);

•	5.95% Debentures, Due February 28, 2103 (former NYSE ticker symbol: AKF); and

•	9.50% Equity Units, Due February 15, 2021 (former NYSE ticker symbol: ABK PRZ).

As a result of the delisting, Ambac’s common stock and the shares of its equity units are trading exclusively on the over-the-counter (“OTC”) market. On the OTC market, shares of Ambac’s common stock trade under the symbol ABKFQ. The debt underlying the shares of Ambac’s equity units trade under the symbol ABKFQ.BK.

Segregated Account

On March 24, 2010, Ambac Assurance acquiesced to the request of the OCI to establish a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”). Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance for purposes of the Segregated Account Rehabilitation Proceedings (as defined and described below). The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The Segregated Account is operated in accordance with a Plan of Operation (the “Plan of Operation”) and certain operative documents relating thereto (which include the Secured Note, the Reinsurance Agreement, the Management Services Agreement and the Cooperation Agreement). These operative documents provide that the Segregated Account will act exclusively through the rehabilitator. Pursuant to the Plan of Operation, Ambac Assurance has allocated to the Segregated Account (1) certain policies insuring or relating to credit default swaps; (2) residential mortgage-backed securities (“RMBS”) policies; (3) certain Student Loan Policies, some of which were allocated to the Segregated Account on March 24, 2010 (or shortly thereafter), and some of which were allocated on October 8, 2010, after undergoing an assessment process contemplated by the Plan of Operations; and (4) other policies insuring obligations with substantial projected impairments or relating to transactions which have contractual triggers based upon Ambac Assurance’s financial condition or the commencement of rehabilitation, which triggers are potentially damaging (collectively, the “Segregated Account Policies”). The policies described in (4) above include (a) certain types of securitizations, including commercial asset-backed transactions, consumer asset-backed transactions and other types of structured transactions; (b) the policies relating to Las Vegas Monorail Company; (c) policies relating to debt securities purchased by, and the debt securities issued by, Juneau

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Investments, LLC and Aleutian Investments, LLC, which are both finance companies owned by Ambac Assurance; (d) policies relating to leveraged lease transactions; and (e) policies relating to interest rate, basis, and/or currency swap or other swap transactions. Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (except with respect to recoveries arising from remediation efforts or reimbursement or collection rights), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s disputed contingent liability, if any, under the long-term lease with One State Street, LLC, and its contingent liability (as guarantor), if any, under the Ambac Assurance UK Limited (“Ambac UK”) lease with British Land, (iii) Ambac Assurance’s limited liability interests in Ambac Credit Products, LLC (“ACP”), Ambac Conduit Funding LLC, Aleutian Investments, LLC (“Aleutian”) and Juneau Investments, LLC (“Juneau”) and (iv) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan). The Ambac UK lease was terminated in 2010 without any payment by Ambac Assurance. As noted below in “Subsequent Event” on March 1, 2011, Ambac entered into a termination agreement with the landlord at One State Street, LLC, and as a result, Ambac Assurance’s contingent liability will be released upon the effective date of the termination agreement. Net par exposure as of December 31, 2010 for policies allocated to the Segregated Account is $44,190,797. Net par exposure allocated to the Segregated Account no longer includes exposure previously assumed from Ambac UK. See below for further discussion on the Commutation of the AUK Reinsurance Agreement in 2010.

On March 24, 2010, the OCI commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The rehabilitator of the Segregated Account is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin. On March 24, 2010, the rehabilitation court also issued an injunction effective until further order of the court enjoining certain actions by Segregated Account policyholders and other counterparties, including the assertion of damages or acceleration of losses based on early termination and the loss of control rights in insured transactions. Certain Segregated Account policyholders have filed lawsuits challenging the Segregated Account Rehabilitation Proceedings. See Note 13 for more information on our Legal Proceedings.

On October 8, 2010, the Rehabilitator filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Dane County Circuit Court in Wisconsin (the “Rehabilitation Court”). The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. The effective date of the Segregated Account Rehabilitation Plan will be determined by the Rehabilitator. Claims on Segregated Account Policies remain subject to a payment moratorium until the Segregated Account Rehabilitation Plan becomes effective. Insurance claims presented during the moratorium of $1,411,446 for policies allocated to the Segregated Account have not yet been paid. Under the Segregated Account Rehabilitation Plan holders of permitted policy claims will receive 25% of their permitted claims in cash and 75% in Segregated Account Surplus Notes, and delivery of such cash and Segregated Account Surplus Notes will constitute satisfaction under the Segregated Account Rehabilitation Plan in full of the Segregated Account’s obligations in respect of each claim. The policyholders will not have the option to reject the surplus notes as consideration for settling claim liabilities. The Segregated Account Rehabilitation Plan also makes permanent the injunctions issued by the Rehabilitation Court on March 24, 2010.

Effective November 7, 2010, the Plan of Operation for the Segregated Account was amended for the purpose of allocating to the Segregated Account (i) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to Ambac, or any successor to Ambac, in regard to, or respecting, tax refunds and/or the July 18, 1991 Tax Sharing Agreement, as amended (other than any liability to Ambac pertaining to

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

any possible misallocation of up to $38,486 of tax refunds received by Ambac Assurance in September 2009 and February 2010), (ii) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to the IRS and/or the United States Department of the Treasury (the “U.S. Treasury”) in regard to, or in respect of, taxes imposed under the Internal Revenue Code of 1986, as amended (the “Federal Taxes”), for taxable periods ending on or prior to December 31, 2009 and, (iii) to the extent not described in clause (ii), any and all liabilities (including contingent liabilities) Ambac Assurance has or may have, now or in the future, to the IRS and/or the U.S. Treasury in regard to, or respect of, any Federal Tax refunds that were received prior to November 7, 2010 by Ambac Assurance, Ambac or their affiliates (each of clauses(i), (ii) and (iii), the “Allocated Disputed Contingent Liabilities”). In addition, on November 8, 2010, the rehabilitation court issued an order for temporary supplemental injunctive relief (the “State Court Injunction”) enjoining Ambac, any successor-in-interest, any state court receiver of Ambac, all persons purporting to be creditors of Ambac, the IRS and all other federal and state governmental entities from commencing or prosecuting any actions, claims, lawsuits or other formal legal proceedings relating to the Allocated Disputed Contingent Liabilities.

Ambac Assurance has issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. The Segregated Account has the ability to demand payment from time to time to pay claims and other liabilities. The balance of the Secured Note is $1,912,051 at December 31, 2010, inclusive of capitalized interest since the date of issuance. In addition, once the Secured Note has been exhausted, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities. Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is (or would be) less than $100,000, or such higher amount as the OCI permits pursuant to a prescribed accounting practice (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by the general account of Ambac Assurance (the “General Account”) to the Segregated Account under the Reinsurance Agreement are not capped. There is no Wisconsin insurance fund available to pay claims.

Pursuant to the terms of the Plan of Operation (defined below), assets and investments, if any, allocated to the Segregated Account will be available and used solely to satisfy costs, expenses, charges, and liabilities attributable to the items allocated to the Segregated Account. Such assets and investments, if any, will not be charged with any costs, expenses, charges, or liabilities arising out of any other business of Ambac Assurance, except as otherwise provided in the Secured Note or the Reinsurance Agreement. Likewise, assets and investments in the General Account will ultimately not be charged with any costs, expenses, charges, or liabilities arising out of the direct business allocated to the Segregated Account, except as otherwise provided in the Secured Note or the Cooperation Agreement (as defined and described below).

The Secured Note is subject to mandatory prepayment on demand in an amount equal to (i) the cash portion of claim liabilities, loss settlements, commutations and purchases of Segregated Account Policies (or related insured obligations) due and payable by the Segregated Account (“Segregated Account Policy Cash Payments”), amounts due and payable by the Segregated Account arising out of the non-policy obligations allocated thereto, and any cash interest payment and cash principal repayment under any Segregated Account Surplus Notes in connection with any of the foregoing, provided in each case such amounts due and payable are in accordance with the Segregated Account Rehabilitation Plan and not otherwise disapproved by the rehabilitator of the Segregated Account plus (ii) amounts due and payable by the Segregated Account in respect of specified administrative expenses of the Segregated Account plus (iii) other amounts directed to be paid by the rehabilitator of the Segregated Account in conjunction with the rehabilitation proceeding, minus (iv) the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. In addition, if an event of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

default occurs under the Secured Note, the Segregated Account is entitled to accelerate the outstanding principal amount due under the Secured Note.

Interest on the Secured Note accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. Ambac Assurance has secured its obligations under the Secured Note and the Reinsurance Agreement by granting to the Segregated Account a security interest in all of Ambac Assurance’s right, title and interest in installment premiums received in respect of the Segregated Account Policies; reinsurance premiums received in respect of assumed reinsurance agreements with respect to which the liabilities of Ambac Assurance have been allocated to the Segregated Account; recoveries under third party reinsurance agreements in respect of the Segregated Account Policies; and any recoveries arising from remediation efforts or reimbursement or collection rights with respect to policies allocated to the Segregated Account, which amounted to $151,989 at December 31, 2010. Pursuant to the Secured Note, Ambac Assurance has made certain covenants to the Segregated Account, including covenants that Ambac Assurance will not, (i) without the Segregated Account’s consent (not to be unreasonably withheld), amend its investment policies if doing so would have a material adverse effect on Ambac Assurance’s ability to perform its obligations under the Secured Note, the Reinsurance Agreement and the documents relating thereto or under any other material agreement to which it is a party, (ii) without the prior approval of the OCI and the rehabilitator of the Segregated Account, directly or indirectly make any distribution to its shareholder or redeem any of its securities and, (iii) without the Segregated Account’s consent (not to be unreasonably withheld), enter into any transaction other than pursuant to the reasonable requirements of Ambac Assurance’s business and which Ambac Assurance reasonably believes are fair and reasonable terms and provisions.

Pursuant to the Reinsurance Agreement, Ambac Assurance has agreed to pay Segregated Account Policy Cash Payments, any cash interest payment and cash principal repayment under any Segregated Account Surplus Notes in connection with any of the foregoing and other amounts directed to be paid by the rehabilitator of the Segregated Account in conjunction with the rehabilitation proceeding, minus the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. Ambac Assurance’s liability under the Reinsurance Agreement attaches only after all principal under the Secured Note has been paid. The Reinsurance Agreement contains the same covenants for the benefit of the Segregated Account as those that appear in the Secured Note, as described in the preceding paragraph.

Policy obligations not transferred to the Segregated Account remain in the General Account, and such policies in the General Account are not subject to and, therefore, will not be directly impacted by, the Segregated Account Rehabilitation Plan. Ambac Assurance is not, itself, in rehabilitation proceedings.

During the Segregated Account Rehabilitation Proceedings, the Rehabilitator controls the management of the Segregated Account. Ambac Assurance provides certain management and administrative services to the Segregated Account and the Rehabilitator pursuant to a Management Services Agreement (the “Management Services Agreement”), including information technology services, credit exposure management, treasury, accounting, tax, management information, risk management, loss management, internal audit services and business continuity services. Services are provided at cost, subject to mutual agreement of the Segregated Account and Ambac Assurance. Either party may terminate the Management Services Agreement for cause upon 120 days written notice (or such shorter period as the rehabilitator may determine) and the Segregated Account may terminate without cause at any time upon at least 30 days prior notice. If the Segregated Account elects to terminate the Management Services Agreement, Ambac Assurance will not have the right to consent to the replacement services provider.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance and the Segregated Account have also entered into a Cooperation Agreement (the “Cooperation Agreement”), pursuant to which the parties have agreed to certain matters related to decision-making, information sharing, tax compliance and allocation of expenses (including an agreement by Ambac Assurance to reimburse the Segregated Account for specified expenses to the extent not reimbursed under the Secured Note, subject to the Minimum Surplus Amount). Ambac Assurance has made certain covenants to the Segregated Account, including an agreement to not enter into any transaction involving more than $5,000 (or such higher amount as is agreed with the rehabilitator) without the Segregated Account’s prior consent (other than policy claim payments made in the ordinary course of business and investments in accordance with Ambac Assurance’s investment policy), and providing the Segregated Account with an annual operating expense budget for Ambac Assurance and its subsidiaries, as well as quarterly analyses of variances. The Cooperation Agreement also addresses Ambac Assurance’s rights in the event Ambac Assurance is no longer the management and administrative services provider to the Segregated Account as described above.

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

Pursuant to the Settlement Agreement, Ambac Assurance filed an amendment to its articles of incorporation. Under such amendment, at least one-third (and, in any event, not less than three members) of the board of directors of Ambac Assurance must be Unaffiliated Qualified Directors. If at any time Ambac Assurance does not have the requisite number of Unaffiliated Qualified Directors, Ambac Assurance has agreed to use its commercially reasonable efforts to find additional Unaffiliated Qualified Directors.

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

Pursuant to a commutation agreement entered into with each of the Counterparties that is a party to credit default swaps written by ACP with respect to certain CDO of ABS obligations and related financial guarantee insurance policies written by Ambac Assurance with respect to ACP’s obligations thereunder, Ambac Assurance and ACP commuted all of such obligations (the “Commuted CDO of ABS Obligations”), totaling $16,542,575 of par. In addition to the commutation of the Commuted CDO of ABS Obligations, Ambac Assurance has also commuted for $96,518 of cash certain additional obligations, including certain non-CDO of ABS obligations, to the Counterparties with par or notional amounting to $1,406,544. Ambac Assurance commuted another CDO of ABS transaction in an amount equal to its remaining par value of $90,000. It is expected that, subject to certain

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

conditions, certain other non-CDO of ABS obligations with par amounting to a maximum of approximately $701,750 will be commuted within the next six months for approximately $44,712. Each of the Counterparties, in the aggregate and Ambac Assurance, ACP and Ambac, in the aggregate, have released the other party from any claims relating to any credit default swaps or financial guarantee insurance policies commuted pursuant to the Commutation Agreements. In addition, Ambac Assurance, ACP and Ambac, in the aggregate, and a Counterparty have generally released the other parties from any claims relating to actions taken or omitted to be taken prior to June 7, 2010, subject to certain exceptions.

Pursuant to the terms of the Settlement Agreement, on June 7, 2010, Ambac entered into an amendment to the Tax Sharing Agreement (the “Tax Sharing Agreement”) with its affiliates. Under the Tax Sharing Agreement, the consolidated net operating losses of the group are treated as an asset of Ambac Assurance and its subsidiaries. Ambac is required to compensate Ambac Assurance on a current basis for use of any portion of that asset, except that Ambac is not required to compensate Ambac Assurance for Ambac’s use of NOL in connection with cancellation of debt income associated with debt outstanding as of March 15, 2010. The Tax Sharing Agreement can be amended with the consent of OCI and majority of the Unaffiliated Qualified Directors.

Ambac UK

Pursuant to the Amended and Restated 1997 Reinsurance Agreement between Ambac UK and Ambac Assurance (the “AUK Reinsurance Agreement”), Ambac Assurance reinsured substantially all of the liabilities under policies issued by Ambac UK. On March 24, 2010, Ambac Assurance’s liabilities under the AUK Reinsurance Agreement were allocated to the Segregated Account. On September 28, 2010, Ambac Assurance entered into a Commutation and Release Agreement (the “AUK Commutation Agreement”) with Ambac UK and the Special Deputy Commissioner of OCI, pursuant to which the AUK Reinsurance Agreement was commuted and other capital support arrangements between Ambac Assurance and AUK were terminated.

Impact of Settlement Agreement and Segregated Account Rehabilitation Proceeding on Ambac

Under the terms of the Settlement Agreement, Ambac Assurance issued Ambac Assurance Surplus Notes to the Counterparties. In addition, pursuant to the terms of the Segregated Account Rehabilitation Plan, the Segregated Account will issue Segregated Account Surplus Notes (together with the Ambac Assurance Surplus Notes, the “Surplus Notes”) to pay a portion of the claims of the Segregated Account. The aggregate par value of the Surplus Notes issued by Ambac Assurance will be substantial. The Surplus Notes rank senior to Ambac’s equity investment in Ambac Assurance. There is residual value to Ambac in Ambac Assurance only to the extent that funds remain at Ambac Assurance after the payment of claims under outstanding financial guarantee policies and the redemption, repurchase or repayment in full of the Surplus Notes, Ambac Assurance’s auction market preferred shares and any junior surplus notes issued by the Segregated Account. The value of Ambac’s equity investment in Ambac Assurance is difficult to estimate, and will primarily depend on the performance of Ambac Assurance’s insured portfolio (i.e., the ultimate losses therein relative to its claims paying resources), ongoing remediation efforts of Ambac Assurance with respect to policies allocated to the Segregated Account, including those relating to residential mortgage-backed securities, and on other factors, including Ambac Assurance’s ability to repurchase Surplus Notes and its auction market preferred shares at less than their face value.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Subsequent Event:

On March 1, 2011, Ambac, Ambac Assurance, the Segregated Account of Ambac Assurance Corporation and One State Street, LLC (“OSS”) entered into a settlement agreement (the “Settlement Agreement”) to terminate the Company’s existing headquarters office lease with OSS (the “Existing Lease”) and agree to settle all claims among the parties relating to the Existing Lease.

The Settlement Agreement provides that Ambac Assurance and OSS will enter into a new lease (the “New AAC Lease”) for a reduced amount of space. The Settlement Agreement also provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for the amount that the Company would owe OSS under the U. S. Bankruptcy Code upon rejection of the existing lease, which amount will be determined on the Effective Date (as defined below) but will not exceed $14.3 million (the “AFG Payment”). The AFG Payment will be made by the Company in the same form as payment is made to the Company’s other creditors. The Settlement Agreement further provides that the Segregated Account will issue junior surplus notes to OSS. The amount of the junior surplus notes will be determined on the Effective Date and will equal: (i) the net present value using a 7% discount rate (“NPV”) of certain amounts owed under the Existing Lease; minus (ii) the NPV of amounts owed under the New AAC Lease; minus (iii) 83.33% of the value of any distribution received by OSS from the Company’s bankruptcy estate; minus (iv) the NPV of amounts paid for any extension of term of the New AAC Lease.

The Effective Date will occur on the date on which certain conditions have been satisfied, so long as such events occur prior to June 30, 2011, including, without limitation, approval of the Settlement Agreement by (i) the rehabilitator for the Segregated Account, (ii) the Wisconsin rehabilitation court, (iii) the bankruptcy court in the Company’s bankruptcy, (iv) OCI and (v) OSS’s mortgage holder.

On March 1, 2011, Ambac Assurance also entered into the New AAC Lease with OSS for an initial term commencing on the Effective Date through December 31, 2015. The New AAC Lease provides for the rental of a reduced amount of space at the Company’s current location, One State Street Plaza, at a current market price of approximately $20 million in the aggregate over the initial term. The New AAC Lease also provides that its term may be extended to September 30, 2019 under certain circumstances. If the Settlement Agreement and new lease were executed as of December 31, 2010 and effective as of March 1, 2011, the future net minimum lease payments disclosed in Note 13 would have been reduced by $3,790, $4,554, $4,788, $5,063, $5,390 and $39,361 for the years ended 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

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

Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852 “Reorganizations”. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. In accordance with ASC Topic 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the expected amount of the allowable claim. We have written-off premiums and discounts as well as debt issuance cost associated with unsecured debts that are subject to compromise at December 31, 2010. See below for Reorganization Items. For the purpose of presenting an entity’s financial condition during a Chapter 11 reorganization, the financial statements for periods including and after filing the Chapter 11 petition shall distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

All of the Debtor’s pre-petition debt is now in default due to the Bankruptcy Filing. As described below, the accompanying consolidated financial statements present the Debtor’s pre-petition debt within Liabilities subject to compromise. In accordance with ASC Topic 852, following the Petition Date, we discontinued recording interest expense on debt classified as Liabilities subject to compromise, which amounted to $16,431. The stated contractual interest on debt classified as Liabilities subject to compromise amounted to $113,552 for the year ended December 31, 2010.

Liabilities Subject to Compromise

As required by ASC Topic 852, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases and orders of the Bankruptcy Court. The Liabilities subject to compromise in the Consolidated Balance Sheet consists of the following at December 31, 2010:

Accrued interest payable	$68,091
Accounts payable	4,951
Senior unsecured notes	1,222,189
Directly-issued Subordinated capital securities	400,000

Consolidated liabilities subject to compromise	1,695.231
Payable to non-debtor subsidiaries	1,657

Debtor’s Liabilities subject to compromise	$1,696,888

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The debt valuation adjustments represent one-time charges. The reorganization items in the Consolidated Statement of Operations for year ended December 31, 2010 consisted of the following items:

Professional fees	$5,536
Debt valuation adjustments	26,444

Total reorganization items	$31,980

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Debtor in Possession Financial Information

Financial information of the debtor is presented in Schedule II to this Form 10-K as of and for the year ended December 31, 2010. Investments in subsidiaries are accounted for using the equity method of accounting.

Our consolidated financial statements are prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtor in possession under the protection of Chapter 11 of the Bankruptcy Code, the debtor may dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Further, our plan of reorganization could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Consolidation:

The consolidated financial statements include the accounts of Ambac and all other entities in which Ambac has a controlling financial interest as well as variable interest entities (VIEs) for which Ambac is deemed the primary beneficiary. All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A reporting entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE.

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets and ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprise Involved with Variable Interest Entities. Ambac adopted ASU 2009-16 and ASU 2009-17 effective January 1, 2010. Among other changes, ASU 2009-16 eliminated the concept of a qualifying special-purpose entity (QSPE) and all QSPEs need to be considered for consolidation under ASU 2009-17. ASU 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a VIE. ASU 2009-17 identifies the primary beneficiary of a VIE as the enterprise that has both the following characteristics: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

or (3) the right to receive the entity’s expected residual returns. The determination of whether Ambac is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether Ambac has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether Ambac has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE. Refer to Note 10 for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs consolidated including the effects of the initial adoption of ASU 2009-16 and ASU 2009-17.

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable (the “expected” method), the present value of premiums to be collected over the expected life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate and weighted average period of future premiums used to estimate the premium receivable at December 31, 2010 and 2009 is 3.1% and 2.7%, and 10.4 years and 10.2 years, respectively. Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities and consumer auto loans. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk free rate.

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Rehabilitation Plan to continue to pay installment premiums, notwithstanding the claims moratorium. As such, Ambac has not historically written off any meaningful amount of uncollectible premiums. In evaluating the credit quality of the premiums receivable, management evaluates the internal ratings of the transactions underlying the premiums receivable. As of December 31, 2010, approximately 29% of the premiums receivable related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade MBS and student loan transactions, which comprised 9% and 11% of the total premiums receivable at December 31, 2010, respectively.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

rates, the total premiums earned as a percentage of insured principal is higher in the earlier years and lower in the later years for an installment premium transaction as compared to an upfront premium transaction.

Premium receivable at December 31, 2009	$3,718,158
Impact of adoption of ASU 2009-17 (1)	(670,997)

Premium receivable at January 1, 2010	3,047,161
Premium payments received	(266,028)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(577,626)
Accretion of premium receivable discount	84,567
Deconsolidation of Certain VIEs(1) Other adjustments (including foreign exchange)	173,511 (38,989)

Premium receivable at December 31, 2010	$2,422,596

(1)	Refer to Note 10 of these consolidated financial statements for discussion of the new accounting standard.

Below is the premium receivable roll-forward for the period ended December 31, 2009:

Premium receivable at December 31, 2008	$28,895
Impact of adoption of ASC Topic 944	4,593,963

Premium receivable at January 1, 2009	4,622,858
Premium payments received	(416,280)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(628,421)
Accretion of premium receivable discount	111,587
Other adjustments (including foreign exchange)	28,414

Premium receivable at December 31, 2009	$3,718,158

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

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at December 31, 2010:

	Future premiums expected to be collected(1)	Future expected premiums to be earned, net of reinsurance(1)
Three months ended:
March 31, 2011	$60,470	$76,967
June 30, 2011	55,752	76,516
September 30, 2011	43,632	75,466
December 31, 2011	55,316	73,754

Twelve months ended:
December 31, 2012	226,101	275,261
December 31, 2013	183,333	249,605
December 31, 2014	180,270	232,114
December 31, 2015	165,442	217,623

Five years ended:
December 31, 2020	752,620	913,365
December 31, 2025	636,850	675,512
December 31, 2030	511,535	468,948
December 31, 2035	324,325	271,226
December 31, 2040	123,405	98,954
December 31, 2045	32,280	28,277
December 31, 2050	7,545	8,152
December 31, 2055	557	1,288

Total	$3,359,433	$3,743,028

(1)	The future undiscounted premiums expected to be collected and future net premiums earned disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When an issue insured by Ambac Assurance has been retired, including those retirements due to refunding or calls, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Accelerated premium revenue for retired obligations for the years ended December 31, 2010 and 2009 were $105,149 and $209,906, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Prior to the adoption of ASC Topic 944, up-front premiums written were allocated to each bond maturity proportionately based on total principal amount guaranteed and were recognized as premiums on a straight-line basis over the term of each maturity. Installment insurance premiums written were recognized as premiums earned over each installment period, typically one year or less, on a straight-line basis. Premium earnings under both the upfront and installment revenue recognition methods were in proportion to the principal amount guaranteed and resulted in higher premium earnings during periods where guaranteed principal is higher. When an issue insured by Ambac Assurance had been refunded or called, the remaining unrecognized premium was recognized at that time.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

CLASS IV – “Imminent Default or Defaulted”

Monetary default or claims payment has occurred or is expected imminently. Class IV credits are generally rated D.

CLASS V – “Fully Reserved”

The credit has defaulted and payments have occurred. The claim payments are scheduled and known, reserves have been established to fully cover such claims, and no claim volatility is expected.

The population of credits evaluated in Ambac’s loss reserve process are: i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits (Class I and SL) which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by Ambac’s senior risk management professionals and other senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity.

The second approach entails the use of more precise estimates of expected net cash outflows (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop cash flow scenarios. This approach can include the utilization of market accepted software tools to develop net claim payment estimates. We have utilized such tools primarily for residential mortgage-backed and student loans exposures. These tools, in conjunction with detailed data of the historical performance of the collateral pools, assist Ambac in the determination of certain assumptions, such as default and voluntary prepayment rates, which are needed in order to estimate expected future net claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net claim payment scenarios and applying an appropriate discount factor. A loss reserve is recorded for the excess, if any, of estimated expected losses (net cash outflows) using either of these two approaches, over UPR. For certain policies, estimated potential recoveries exceed estimated future claim payments because all or a portion of such recoveries relate to claims previously paid. The expected net cash inflows for these policies are recorded as a subrogation recoverable asset.

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount the loss reserve was 3.0% and 2.9% at December 31, 2010 and 2009, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

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

The tables below summarize information related to policies currently included in Ambac’s loss reserves at December 31, 2010 and 2009:

Surveillance Categories (at December 31, 2010)

	I/SL	IA	II	III	IV	V	Total
Number of policies	24	4	34	118	127	1	308
Remaining weighted-average contract period (in years)	5	9	17	19	9	10	14
Gross insured contractual payments outstanding:
Principal	$1,831,525	$198,460	$2,620,973	$17,723,814	$13,766,322	$47	$36,141,141
Interest	392,486	58,317	1,983,875	10,609,295	3,327,242	27	16,371,242

Total	$2,224,011	$256,777	$4,604,848	$28,333,109	$17,093,564	$74	$52,512,383

Gross undiscounted claim liability	$19,664	$9,952	$62,469	$4,195,891	$7,197,833	$75	$11,485,884
Discount, gross claim liability	(925)	(4,700)	13,974	(1,517,671)	(1,234,704)	(20)	(2,744,046)

Gross claim liability before all subrogation and before reinsurance	$18,739	$5,252	$76,443	$2,678,220	$5,963,129	$55	$8,741,838

Less:
Gross RMBS subrogation(1)	—	—	—	—	(2,514,477)	—	(2,514,477)
Discount, RMBS subrogation	—	—	—	—	97,371	—	97,371

Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,417,106)	—	(2,417,106)

Less:
Gross other subrogation(2)	—	—	(11)	(629,022)	(1,033,055)	—	(1,662,088)
Discount, other subrogation	—	—	—	207,811	89,166	—	296,977

Discounted other subrogation, before reinsurance	—	—	(11)	(421,211)	(943,889)	—	(1,365,111)

Gross claim liability, net of all subrogation, before reinsurance	18,739	5,252	76,432	2,257,009	2,602,134	55	4,959,621

Less: Unearned premium reserves	(9,095)	(3,959)	(49,782)	(289,408)	(149,235)	—	(501,479)
Plus: Loss adjustment expenses reserves	—	—	—	9,762	85,495	—	95,257

Claim liability reported on Balance Sheet, before reinsurance(3)	9,644	1,293	26,650	1,977,363	2,538,394	55	4,553,399

Reinsurance recoverable reported on Balance Sheet	542	8	1,588	107,920	26,928	—	136,986

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “Representation and Warranty Breaches by RMBS Transaction Sponsors” below for detailed discussion.

(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.

(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential remediation subrogation of $714,679)	$5,288,655
Subrogation recoverable (includes gross potential remediation of $1,702,427)	(714,270)
Other assets (within)	(20,986)

$4,553,399

Loss expense reserves were also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves were $93,900 and $32,452 at December 31, 2010 and 2009, respectively. Loss reserves ceded to reinsurers at December 31, 2010 and 2009 were $128,993 and $64,311, respectively. Amounts were included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

Surveillance Categories (at December 31, 2009)

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Loss reserves on non-defaulted credits were $2,646,517 at December 31, 2009. These loss reserves were comprised of 130 credits with net par of $21,424,301. Loss reserves on defaulted credits were $1,098,352 at December 31, 2009, comprising 85 credits with net par outstanding of $11,345,697. Loss expense reserves were also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves were $32,452 at December 31, 2009. Loss reserves ceded to reinsurers at December 31, 2009 were $64,311. Amounts were included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

Prior to the adoption of ASC Topic 944, the liability for losses and loss expense reserves consisted of active credit and case basis credit reserves. Both the active credit and case basis credit reserves were recognized on a discounted basis. The discount rate was equal to the average rate of return on the admitted assets of the insurance enterprise. Active credit reserves were for probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or have defaulted, but had not been reported as of the reporting date. Case basis credit reserves were for losses insured on obligations that had defaulted. Upon the occurrence of a payment default, the related active credit reserve was transferred to case basis credit reserve. Additional provisions for losses upon further credit deterioration of a case basis exposure were initially recorded through the active credit reserve and subsequently transferred to case basis credit reserves. Our case reserves represented the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expense reserves considered anticipated defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral, contractual and subrogation rights.

Active credit and case basis credit reserves were $969,219 and $1,296,641 at December 31, 2008, respectively. Included in the calculation of active credit reserves at December 31, 2008 was the consideration of $49,819 of reinsurance which would be due Ambac from reinsurers, upon default of the insured obligation. Ambac provided information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that related to exposures that have not yet defaulted and those that have defaulted. Loss expense reserves were also established for significant surveillance and mitigation expenses associated with class IA to class V credits.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. To effect a repurchase, depending on the transaction, the sponsor is obligated to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss (which in certain cases excludes accrued unpaid interest). Notwithstanding the material breaches of representations and warranties, up until the establishment of the Segregated Account and the associated Segregated Account Rehabilitation Proceedings, Ambac had continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations and will, once again, pay claims in accordance with the Rehabilitation Plan after the plan is effective. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for claim payments made in previous months. Notwithstanding the reimbursement of previous monthly claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall.

Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”); and (2) dollar amount of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization (“adverse sample approach”). We do not include estimates of damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known; however, certain large financial institutions who have served as sponsors for certain transactions that Ambac has insured have disclosed that reserves have been established related to claims by financial guarantors and others for breaches of representations and warranties.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

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

Due to the nature of the sampling methodology used, the subrogation recovery estimate Ambac has recorded based on the above-described random sample approach includes all breached loans which Ambac believes the sponsor is contractually required to repurchase, including extrapolation to a loan pool which includes loans which have not defaulted, and, in fact, may not default in the future (i.e. performing loans). In theory, a loan that continues to perform in accordance with its terms through repayment should have little or no effect on Ambac’s anticipated claim payments, regardless of whether or not the sponsor repurchases the loan. In other words, since there will be sufficient cash flows to service the notes in either situation (i.e. whether cash is received from a sponsor loan repurchase or whether cash is received from the underlying performing loan), there should be no claim payment under Ambac’s insurance policy in respect of such loans. Nonetheless, Ambac may have recorded a subrogation recovery for certain performing loans because it believes the breaches of representations and warranties are so pervasive that a court would deem it impractical to have the sponsor re-underwrite every loan in a given transaction and repurchase only individual loans that have breached. Rather, Ambac believes there is precedent for the utilization of a statistical sampling and extrapolation methodology across a population to prove liability and damages where it would be impractical to make a determination on an individual loan basis. A recent court ruling in a similar suit unrelated to Ambac but in the same jurisdiction in which Ambac has filed its litigation to date, supports the view that a sampling methodology is permissible. Ambac believes a court would likely award damages based on a reasonable methodology, such as our random sample approach, which damages would be either remitted directly to Ambac, placed in the securitization trust, or otherwise held under an arrangement for the benefit of the securitization trust; however, Ambac believes that under such an approach individual loans would not be repurchased from the trust. In either case, Ambac believes those damages would compensate Ambac for past and future claim payments. Consequently, since the sponsor is contractually obligated to repurchase those loans which breach representations and warranties regardless of whether they are current or defaulted, Ambac believes the appropriate measure in estimating subrogation recoveries is to apply the breach rate to both performing and defaulted loans.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, in foreclosure, REO or bankruptcy. The estimated subrogation recovery under this approach represents 100% of the original principal balance of those specific loans identified as having not met the underwriting criteria or otherwise breaching representations and warranties (i.e. the adverse loans), multiplied by a discount factor using the same assumptions used for the discount factor in the random sample approach. For transactions subject to the adverse sample approach, given Ambac’s limitations in developing a statistically valid random sample and its belief that the subrogation estimate under this approach is inherently conservative (for reasons discussed below), Ambac did not attempt to develop probability-weighted alternative cash flow scenarios as it believes such results would not be meaningful. The three primary differences between this adverse sample approach and the random sample approach, discussed in the previous paragraphs, are as follows:

(i)	There is no extrapolation to the CULPB and realized losses under the adverse sample approach. At December 31, 2010, the adverse sample approach continues to be used for 15 transactions that are with

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

the same sponsor, who has limited our access to the underlying loan files and, therefore, a statistically valid random sample from the entire loan pool cannot be selected. This is in contrast to the transactions subject to the random sample approach where Ambac’s access to individual loan files has not been limited and the Company, therefore, has been able to develop a statistically valid representative sample.

(ii)	The adverse sample approach is based on the original principal balance rather than the principal balance at the time of default and liquidation or charge-off. Furthermore, it does not include other components of the sponsor’s contractual repurchase obligation where the sponsor is also obligated to repay accrued interest, servicer advances and/or trustee expenses. The adverse sample approach relies on individual loan level data where all of the components of the sponsor’s buyback obligation have not been specifically provided by the sponsor nor is easily estimable. For example, home equity lines of credit (HELOCs) are revolving loans whose principal balances may be higher or lower at the time of default and liquidation or charge-off than at the time of origination. However, given the limited information available to Ambac in estimating such principal balances at the time of liquidation or charge-off, the original principal balance was used in calculating subrogation recoveries. Another example is closed-end second lien RMBS where the interest due on a particular loan will be a function of the length of time of delinquency prior to liquidation or charge-off, and cannot be readily estimated. Incremental costs, including fees and servicer advances for such items as property taxes and maintenance, are likewise not readily estimated.

(iii)	Unlike the random sample approach, for the adverse sample approach Ambac did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans selected represent only approximately 40% of the value of the impaired population of loans, only approximately 5% of the value of the original loans in the pool, and the breach rate in the sample was pervasive. In other words, because the adverse loans selected represent only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac has updated its estimated subrogation recoveries to $2,417,106 ($2,391,336, net of reinsurance) at December 31, 2010 from $2,046,788 ($2,026,266, net of reinsurance) at December 31, 2009. The balance of subrogation recoveries and the related claim liabilities at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	15	(2)	$1,644,488	$(719,448)	$925,040
Random samples	12	(3)	1,010,704	(1,697,658)	(686,954)

Totals	27		$2,655,192	$(2,417,106)	$238,086

	December 31, 2009
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	10		$759,369	$(460,617)	$298,752
Random samples	9		937,272	(1,586,171)	(648,899)

Totals	19		$1,696,641	$(2,046,788)	$(350,147)

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,417,106 of subrogation recoveries recorded at December 31, 2010, $1,702,427 was included in “Subrogation recoverable” and $714,679 was included in “Loss and loss expense reserves.”

(2)	Of these 15 transactions, 10 contractually require the sponsor to repurchase loans at the unpaid principal balance and 5 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

(3)	Of these 12 transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 9 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac estimates that it will take approximately three years from the initiation of litigation with the sponsor to ultimate resolution. Based on this estimate as a basis for

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

projecting the future subrogation cash flows, Ambac assumes, on average, approximately three and a half years to collect recoveries, discounted at a risk-free rate of 2.39%.

We have performed the above-mentioned, detailed examinations on a variety of second-lien and first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of seven sponsors represent the 27 transactions which have been reviewed as of December 31, 2010. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the financial institutional parent, each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would not seek to disclaim financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. In fact, we have witnessed to date, certain successor financial institutions make significant payments to certain claimants to settle breaches of representations and warranties perpetrated by sponsors that have been acquired by such financial institutions. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review other RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Below is the rollforward of RMBS subrogation for the period December 31, 2009 through December 31, 2010:

	Random sample	# of deals	Adverse Sample	# of deals
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at 12/31/09	$1,586,171	9	$460,617	10

Changes recognized in 2010:
Additional transactions reviewed	124,589	3	218,196	5
Additional adverse sample loans reviewed	—	n/a	60,679	n/a
Loans repurchased by the sponsor	(6,026)	n/a	(32,194)	n/a

Subtotal of changes recognized in current period	118,563	3	246,681	5

Changes from re-estimation of opening balance:
Change in pre-recovery loss reserves	(7,076)	n/a	12,150	n/a
Discounted RMBS subrogation (gross of reinsurance) at 12/31/10	$1,697,658	12	$719,448	15

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $900,162 and $1,619,677 in 2012 and 2013, respectively (gross of discounting, reinsurance and credit risk valuation in the amount of $97,634, $25,770 and $5,098, respectively). The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced and our stockholders’ deficit as of December 31, 2010 would increase from $1,354,228 to $3,745,564.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Deferred Acquisition Costs:

Financial guarantee insurance costs that vary with and are primarily related to the production of business had been deferred. These costs included compensation of certain employees, premium taxes, ceding commissions payable on assumed business and certain other underwriting expenses, net of ceding commissions receivable on ceded business. Certain future costs associated with installment premium contracts, such as premium taxes and ceding commissions, are estimated and present valued using the same assumptions used to estimate the related premiums receivable described in the “Net Premiums Earned” section above. Premium taxes and reinsurance commissions are deferred in their entirety. Ambac has not undertaken any new business since 2007; accordingly, we have not deferred any costs in the periods presented, except for changes in estimates for premiums taxes and ceding commissions. Costs associated with credit derivatives are expensed as incurred. Deferred acquisition costs are expensed in proportion to premium revenue recognized. Amortization of deferred acquisition costs is adjusted to reflect acceleration of premium revenue due to refunding or calls and to reflect changes in the estimated lives of certain obligations. Amortization of deferred acquisition costs amounted to $21,181, $33,735, and $32,798 for the years ended December 31, 2010, 2009 and 2008, respectively. A premium deficiency exists if the sum of: (i) unearned premium, and (ii) losses and loss expense reserve, net of reinsurance and subrogation recoveries, recognized as of the balance sheet date, is less than the sum of: (i) the present value of expected loss and loss expenses, (ii) present value of future expected servicing and maintenance costs, and (iii) unamortized deferred acquisition costs. The present value of the expected loss and loss expenses and future expected servicing and maintenance costs are discounted at the rate of return on Ambac’s investment portfolio. If a premium deficiency was to exist, unamortized deferred acquisition costs would be reduced by a charge to expense and a liability would be established for any remaining deficiency.

Cash and Cash Equivalents:

Cash and cash equivalents include cash and U.S. agency obligations maturing within ninety days.

Restricted Cash:

Cash that we do not have the right to use for general purposes as of reporting period end is recorded as restricted cash in our consolidated balance sheets. Restricted cash include: i) cash held in an escrow account for the purpose of pending litigation settlement subject to Bankruptcy Court approval and ii) consolidated variable interest entity cash restricted to fund the obligation of the consolidated VIEs.

Investments:

ASC Topic 320, Investment—Debt and Equity Securities requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac’s investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by ASC Topic 320. Available-for-sale securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income in Stockholders’ Equity and are computed using amortized cost as the basis. Fair value is based primarily on quotes obtained from independent market sources. When quotes are not available, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. The quotes received or valuation results from valuation models could differ materially from amounts that would actually be realized in the market. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the remaining term of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

the securities. For securities that are not structured securities with a large underlying pool of homogenous loans, such as typical corporate and municipal bonds, premiums and discounts are amortized or accreted over the remaining term of the securities even if they are callable. Premiums and discounts on mortgage-backed and asset-backed securities are adjusted for the effects of actual and anticipated prepayments on a retrospective basis. Certain short-term investments, such as money market funds, are carried at cost, which approximates fair value. Realized gains and losses on the sale of investments are determined on the basis of specific identification.

VIE investments in fixed income securities are carried at fair value under the fair value option in accordance with ASC Topic 825. For additional information about VIE investments, including fair value by asset-type, see Note 10.

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible impairment that is other than temporary in accordance with ASC Topic 320. Factors considered when assessing impairment include: (i) fair values that have declined by 20% or more below amortized cost; (ii) market values that have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor, as applicable, and an analysis of projected defaults on the underlying collateral; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the fair value of a particular investment is temporary, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income in Stockholders’ Equity on our Consolidated Balance Sheets. Effective April 1, 2009, Ambac adopted ASC Paragraph 320-10-65-1 of ASC Topic 320. ASC Paragraph 320-10-65-1 amends existing GAAP guidance for recognition of other-than-temporary impairments of debt securities and presentation and disclosure of other-than-temporary impairments of debt and equity securities. Under the new guidance, if an entity assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the credit impairment loss is recognized in earnings, and the other-than-temporary amount related to all other factors is recognized in other comprehensive income. The cumulative effect of adopting ASC Paragraph 320-10-65-1 was recognized as a $102,065 adjustment to increase Retained Earnings with an offsetting adjustment to Accumulated Other Comprehensive Income. The adoption adjustment represents the after-tax difference between (i) the April 1, 2009 amortized cost of debt securities for which an other-than-temporary impairment was previously recognized and which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis and (ii) the present value of cash flows expected to be collected on such securities. For fixed income securities that have other-than-temporary impairments in a period, the previous amortized cost of the security less the amount of the other-than-temporary impairment recorded through earnings, becomes the investment’s new cost basis. Ambac accretes the new cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security using the effective interest rate of the security prior to impairment.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

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

Loans:

Loans are reported at either their outstanding principal balances, net of any unearned discounts and unamortized deferred fees, or at fair value. For loans reported at their outstanding principal balances, interest income is accrued on the unpaid principal balance. Structuring fees are deferred and recognized as adjustments to income over the lives of the related loans. A loan is considered impaired when, based on current events and the financial condition of the borrower, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. Loan collectability is monitored by Ambac’s surveillance group in connection with the ongoing monitoring of the associated financial guarantee transactions. Loans held by VIEs consolidated as required under ASC Topic 810 are primarily carried at fair value, with changes in fair value recorded through earnings as part of Financial Guarantee: (Loss) income on variable interest entity activities.

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

Under certain circumstances, such as in the event of financial guarantor rating downgrades or upon negotiation among the parties, investment agreements may be settled for an amount different than the carrying value of the obligation. Any difference between final settlement payment and carrying value of the terminated investment agreement obligation is reported in Financial Services: Net realized investment gains on the Consolidated Statements of Operations.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Derivative Contracts:

ASC Topic 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 16, Fair Value Measurements.

The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. VIEs consolidated under ASC Topic 810 also entered into derivative contracts to meet specified purposes within the securitization structure. Changes in fair value of consolidated VIE derivatives are included within Financial Guarantee: (Loss) income on variable interest entity activities on the Consolidated Statements of Operations. The notional for VIE credit derivatives and currency swaps outstanding were $21,976 and $680,449 as of December 31, 2010, respectively. The notional for VIE interest rate swaps outstanding as of December 31, 2010 was $8,048,502 and consisted of $6,001,264 for pay-fixed/receive-variable contracts and $2,047,238 for receive-fixed/pay-variable contracts. The notional for VIE interest rate swaps outstanding as of December 31, 2009 was $323,257 and only consisted of the receive-fixed/pay-variable contract. Derivatives for trading include credit derivatives issued as a form of financial guarantee, total return swaps, certain interest rate and currency swaps and futures contracts. Interest rate and currency swaps were also used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. Certain of these transactions were designated as fair value hedges or cash flow hedges under ASC Topic 815. See “Derivative Contracts used for Non-Trading and Hedging Purposes” below for further discussion of derivatives used for risk management purposes.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac determines that the amounts recognized for the right to reclaim cash collateral or futures margin or the obligation to return cash collateral are not at fair value and are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $281 and $119,456 as of December 31, 2010 and 2009, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $7,005 and $90,009 as of December 31, 2010 and 2009, respectively. The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheet as of December 31, 2010 and 2009. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists:

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
December 31, 2010:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$221,684
Interest rate swaps	Derivative assets	408,299	Derivative liabilities	124,932
	Derivative liabilities	4,756	Derivative assets	129,185
Currency swaps	Derivative assets	—	Derivative liabilities	6,699
	Derivative liabilities	—	Derivative assets	—
Futures contracts	Derivative assets	11,185	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	232

Total derivatives held for trading		424,240		482,732

Non-trading derivatives not designated as hedging instruments under ASC Topic 815
Interest rate swaps	Derivative liabilities	—	Derivative liabilities	—

Total non-trading derivatives not designated as hedging instruments under ASC Topic 815		—		—

Total derivatives		$424,240		$482,732

Variable Interest Entities
Credit derivatives	Derivative assets	$4,511	Derivative liabilities	$—
Currency swaps	Derivative liabilities	26,577	Derivative liabilities	17,835
Interest rate swaps	Derivative liabilities	2,203	Derivative liabilities	1,591,065

		$33,291		$1,608,900

December 31, 2009:
Derivatives held for trading
Credit derivatives	Derivative assets	$212,402	Derivative liabilities	$3,251,893
Interest rate swaps	Derivative assets	217,855	Derivative liabilities	320,766
	Derivative liabilities	121,914	Derivative assets	14,013
Currency swaps	Derivative assets	76,347	Derivative liabilities	85,396
	Derivative liabilities	—	Derivative assets	18,574
Futures contracts	Derivative assets	10,125	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	717

Total derivatives held for trading		638,643		3,691,359

Non-trading derivatives not designated as hedging instruments under ASC Topic 815
Interest rate swaps	Derivative assets	12,352	Derivative liabilities	—

Total non-trading derivatives not designated as hedging instruments under ASC Topic 815		12,352		—

Total derivatives		$650,995		$3,691,359

Variable Interest Entities—Interest Rate Swaps	Derivative assets	$109,411	Derivative liabilities	$—

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

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

In a small number of transactions, ACP is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are 19 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $1,337,615 and a net liability fair value of $6,519 as of December 31, 2010. These transactions are primarily in the form of CLOs written between 2002 and 2005.

Substantially all of ACP’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by ACP are insured by Ambac Assurance. None of our outstanding credit derivative transactions at December 31, 2010 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize the net par outstanding for CDS contracts, by Ambac rating, for each major category as of December 31, 2010 and 2009:

December 31, 2010
Ambac Rating	CDO of ABS	CLO	Other	Total
AAA	$—	$282,294	$2,209,540	$2,491,834
AA	—	8,323,435	1,237,993	9,561,428
A	—	2,955,030	2,851,213	5,806,243
BBB	—	31,938	627,021	658,959
Below investment grade	—	—	247,890	247,890

	$—	$11,592,697	$7,173,657	$18,766,354

December 31, 2009
Ambac Rating	CDO of ABS	CLO	Other	Total
AAA	$—	$2,297,468	$4,075,144	$6,372,612
AA	—	11,209,335	2,885,019	14,094,354
A	—	2,946,071	806,344	3,752,415
BBB	—	910,562	917,462	1,828,024
Below investment grade	16,717,686	411,230	100,000	17,228,916

	$16,717,686	$17,774,666	$8,783,969	$43,276,321

The tables below summarize information by major category as of December 31, 2010 and 2009:

	CDO of ABS	CLO	Other	Total
December 31, 2010
Number of CDS transactions	—	59	30	89
Remaining expected weighted-average life of obligations (in years)	—	3.4	4.4	3.8
Gross principal notional outstanding	$—	$11,592,697	$7,173,657	$18,766,354
Net derivative liabilities at fair value	$—	$(70,467)	$(151,217)	$(221,684)

	CDO of ABS	CLO	Other	Total
December 31, 2009
Number of CDS transactions	19	76	37	132
Remaining expected weighted-average life of obligations (in years)	25.3	4.2	4.8	12.5
Gross principal notional outstanding	$17,052,686	$17,774,666	$8,783,969	$43,611,321
Hedge principal notional outstanding	$335,000	$—	$—	$335,000
Net derivative liabilities at fair value	$(2,253,341)	$(381,707)	$(404,443)	$(3,039,491)

The maximum potential amount of future payments under Ambac’s credit derivative contracts written on a “pay-as-you-go” basis is generally the gross principal notional outstanding amount included in the above table plus future interest payments payable by the derivative reference obligations. For contracts that are not written with pay-as-you-go terms, the maximum potential future payment is represented by the principal notional only. Since Ambac’s credit derivatives typically reference obligations of or assets held by SPEs that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 10, Special Purpose Entities Including Variable Interest Entities.

Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. Paid losses included in realized gains and losses and other settlements were $2,789,037, $1,428,377 and $1,857,153 for the years ended December 31, 2010, 2009, and 2008, respectively. Realized gains and losses and other settlements also included credit derivative fees received in advance and other fees received in connection with early transaction terminations of $7,192, $0 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled. Refer to Note 16 for a detailed description of the components of our credit derivative contracts’ fair value.

Although CDS contracts are accounted for at fair value in accordance with ASC Topic 815, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group using the guidelines described above. As of December 31, 2010, there are 3 CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability value (at fair value) of $23,148 and total notional principal outstanding of $247,890.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. The interest rate swaps provided typically require AFS to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate bond. AFS manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the company, including on Ambac’s financial guarantee exposures (beginning in 2009). Within the trading derivatives portfolio, AFS enters into interest rate and currency swaps with professional counterparties and uses exchange traded U.S. Treasury futures with the objective of managing overall exposure to benchmark interest rates and currency risk exposure. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom. As of December 31, 2010, and 2009, the notional amounts of AFS’s trading derivative products are as follows:

Type of derivative	Notional December 31,
	2010	2009
Interest rate swaps—receive-fixed/pay-variable	$1,798,704	$2,040,984
Interest rate swaps—pay-fixed/receive-variable	3,802,086	2,862,866
Interest rate swaps—basis swaps	231,250	641,370
Currency swaps	35,971	1,165,213
Futures contracts	290,000	394,200
Other contracts	154,045	241,641

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

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

The following tables summarize the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statement of Operations for the years ended December 31, 2010 and 2009:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations
		2010	2009
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$60,183	$3,812,927
Financial Services derivatives products:
Interest rate swaps	Derivative products	205	(186,779)
Currency swaps	Derivative products	(70,552)	(14,121)
Total return swaps	Net change in fair value of total return swap contracts	—	18,573
Futures contracts	Derivative products	(37,393)	(7,186)
Other derivatives	Derivative products	794	469

Total Financial Services derivative products		(106,946)	(189,044)

Total derivative contracts held for trading purposes		($46,763)	$3,623,883

Derivative Contracts used for Non-Trading and Hedging Purposes:

Interest rate and currency swaps have been used to manage specified risks of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. These risks exist within the investment agreement business primarily related to differences in coupon interest terms between investment agreement contracts and invested assets that support those contracts. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. Each derivative must be designated as a hedge, with documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item, the risk exposure, and how effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument is effective at achieving offsetting changes in fair values or cash flows must be assessed at least quarterly. Any ineffectiveness must be reported in net income. Derivatives may be used for non-trading and hedging purposes, even if they do not meet the technical requirements for hedge accounting under ASC Topic 815. Ambac had certain designated cash flow and fair value hedges during 2008 and 2009. There were no designated hedges under ASC Topic 815 as of, or subsequent to December 31, 2009. Additionally, the remaining derivative contracts that were not designated hedges under ASC Topic 815, but were considered by management to be for non-trading and hedging purposes, expired during 2010.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2009, the notional amounts of Ambac’s derivative contracts used for non-trading and hedging purposes are as follows:

Notional
Derivatives not designated or qualifying as hedging instruments under ASC Topic 815:
Interest rate swaps	$474,239

Interest rate and currency swaps were utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. If the provisions of the derivative contract meet the technical requirements for fair value hedge accounting under ASC Topic 815, the change in fair value of the derivative contract, excluding accrued interest, is recorded as a component of “Net mark-to-market gains (losses) on non-trading derivative contracts” in the Consolidated Statements of Operations. The change in fair value of the hedged asset or liability attributable to the hedged risk adjusts the carrying amount of the hedged item and is recorded as a component of “Net mark-to-market gains (losses) on non-trading derivative contracts.” Changes in the accrued interest component of the derivative contract are recorded as an offset to changes in the accrued interest component of the hedged item.

As noted above, there were no designated fair value hedges during 2010. The following table summarizes the location and amount of gains and losses of fair value hedges and related hedge item reported in the Consolidated Statements of Operations for 2009:

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

Interest rate swaps were also utilized to hedge the exposure to changes in cash flows caused by variable interest rates of assets or liabilities. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under ASC Topic 815 is reported in “Accumulated Other Comprehensive Loss” in Stockholders’ Deficit. If the cumulative change in fair value of the derivative contract exceeds the cumulative change in fair value of the hedged item, ineffectiveness is required to be recorded in net income. All designated hedge relationships under ASC Topic 815 were terminated by December 31, 2009. There were no designated

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

accounting hedges in 2010. In the first quarter of 2010, all remaining deferred gains of derivative instruments, previously reported in Accumulated Other Comprehensive Loss, have been reclassified to net income, resulting in a gain of $1,156, included in Net mark-to-market (losses) gains on non-trading derivative contracts, for the year ended December 31, 2010.

As noted above, there were no designated cash flow hedges during 2010. The following table summarizes the location and amount of gains and losses of cash flow hedges reported in the Consolidated Statement of Operations for the year ended December 31, 2009:

Derivatives in ASC Topic 815 Cash Flow Hedge Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate swaps	$(1,427)	Financial Services: Investment income	$2,196	Net mark-to- market gains (losses) on non- trading derivative contracts	$75

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

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. Such contracts include derivatives that do not meet the technical requirements for hedging under ASC Topic 815. Net gains (losses) recognized on such contracts recognized as part of net mark-to-market gains (losses) on non-trading derivative contracts was ($14,295) and $13,928 for the years ended December 31, 2010 and 2009, respectively.

Contingent Features in Derivatives Related to Ambac Credit Risk:

Ambac’s interest rate swaps and currency swaps with professional swap-dealer counterparties and certain front-end counterparties are generally executed under standardized derivative documents including collateral support and master netting agreements. Under these agreements, Ambac is required to post collateral in the event net unrealized losses exceed predetermined threshold levels. Additionally, given AAC’s current credit ratings counterparties have the right to terminate the swap positions.

As of December 31, 2010 and 2009, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

offset was $31,739 and $74,636, respectively, related to which Ambac had posted assets as collateral with a fair value of $119,863 and $192,495, respectively. All such ratings-based contingent features have been triggered as of December 31, 2010, requiring maximum collateral levels to be posted by Ambac and allowing counterparties to elect to terminate the contracts. Assuming all contracts terminated on December 31, 2010, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

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

Stock Compensation Plans:

The Ambac 1997 Equity Plan (the “Equity Plan”), as amended, provided for the granting of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are valued or determined by reference to the common stock. Ambac generally expects to deliver shares to employees under this plan from its treasury stock. Ambac also maintains the Ambac 1997 Non-employee Directors Equity Plan, which provides similar awards to non-employee members of Ambac’s Board of Directors. The number of shares awarded to each non-employee director under the Directors Equity Plan were determined by formula. Awards under the Directors Equity Plan were suspended in March 2010. As of December 31, 2010, approximately 12,909,314 shares were available for future grant under the Equity Plan and the Directors Equity Plan.

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

DEBTOR-IN-POSSESSION

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

Foreign currency transaction gains and losses of Ambac’s U.S. dollar functional currency subsidiaries’, arising primarily from sales of long-term foreign denominated investment securities, short-term investment securities and cash denominated in foreign currencies, are reflected in net (loss) income. Additionally, the remeasurement of non-functional currency premium receivables are reflected in net (loss) income. The Consolidated Statements of Operations include pre-tax (losses) gains from such foreign exchange items of ($47,974), $80,334 and $1,933 for 2010, 2009 and 2008, respectively.

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

Net Income Per Share:

ASC Paragraph 260-10-65-2 of ASC Topic 260, Earnings Per Share, effective for fiscal years beginning after December 15, 2008, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

the computation of EPS pursuant to the two-class method, which Ambac adopted in 2009. Retrospective application is required. Ambac had participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. These shares of common stock all vested in January 2010. Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Ambac was in a net loss position; consequently, no income or loss was allocated to participating securities during the years ended December 31, 2010 or 2009.

Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, nonvested common shares, and stock purchase contracts. There were no dilutive effects for the years ended December 31, 2010, 2009 and 2008. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Stock options	2,794,047	3,852,403	4,923,402
Restricted stock and units	1,080,483	3,499,374	3,174,191
Stock purchase contracts	0	37,037,000	27,306,958

In March 2008, Ambac issued 5,000,000 Corporate Units. Each Unit has a stated amount of $50 and initially consists of (a) a Purchase Contract on Ambac common stock issued by Ambac and (b) a 5% beneficial ownership interest in $1,000 principal amount of 9.50% Senior Notes due 2021, to be held by the Collateral Agent to secure the performance of the Holder’s obligations under the Purchase Contract.

As discussed in Note 1, on November 8, 2010, Ambac filed a petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Pursuant to the Purchase Contract Agreement the filing of the bankruptcy case constitutes a Termination Event. As a result, the Purchase contracts were terminated and the Corporate Units thereafter represent the rights of the Holders to receive their applicable Ownership Interests in the $250,000,000 Senior Notes. On November 16, 2010, Ambac filed a motion seeking an order approving the termination of the Purchase Contracts and the release of the Senior Notes. On November 30, 2010, the Bankruptcy Court approved the motion. Consequently, at December 31, 2010, no Purchase Contracts are outstanding.

Future Application of Accounting Standards:

In January 2010, the FASB issued ASU 2010-06, Fair value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires some new disclosures and clarifies existing disclosure requirements related to the level of disaggregation for each class of assets and liabilities; and inputs and valuation techniques for fair value measurements that fall in either Level 2 or Level 3. The new disclosures include a) separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and b) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

issuances, and settlements presented separately on a gross basis. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activities in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Ambac will adopt the disclosure related to the detailed Level 3 roll forward disclosures on January 1, 2011 and the remaining disclosure was adopted as of January 1, 2010. Since this ASU requires only enhanced disclosures concerning fair value measurement, adoption of this ASU did not and will not have an effect on Ambac’s financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU applies to both public and nonpublic entities that hold financing receivables that are not measured at a) fair value with changes in fair value recognized in earnings or b) lower of cost or fair value, or trade accounts receivables that have a contractual maturity of one year or less that arose from the sale of goods or services. The ASU will enhance disclosures that entities make about credit quality of financing receivables and the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activities that occur during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Ambac will adopt the provisions related to disclosures about activities that occur during a reporting period on January 1, 2011 and the remaining disclosure requirements were adopted as of December 31, 2010. Since this ASU requires only enhanced disclosures concerning credit quality of financing receivables and allowance for credit losses, adoption of this ASU did not and will not have an effect on Ambac’s financial statements. Refer to Net Premium Earned discussion above and Note 4 “Loans” for the enhanced disclosures made.

In October 2010, the FASB issued ASU 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts—a consensus of the FASB Emerging Issues Task Force. ASU 2010-26 modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. ASU 2010-26 requires only incremental costs or costs directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost. ASU 2010-26 is effective for interim and annual periods beginning after December 15, 2011 with either prospective or retrospective application permitted. Early adoption is permitted. Ambac will adopt ASU 2010-26 on January 1, 2012 on a prospective basis. Ambac is currently evaluating the implications of ASU 2010-26 on its financial statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

3        INVESTMENTS

The amortized cost and estimated fair value of investments, excluding VIE investments, at December 31, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
December 31, 2010 Fixed income securities:
Municipal obligations	$2,161,627	$54,093	$11,614	$2,204,106	$—
Corporate obligations	897,670	44,015	23,777	917,908	—
Foreign obligations	113,127	5,328	—	118,455	—
U.S. government obligations	153,609	3,299	35	156,873	—
U.S. agency obligations	81,696	6,598	—	88,294	—
Residential mortgage-backed securities	1,239,107	300,302	40,717	1,498,692	1,111
Collateralized debt obligations	40,997	391	9,132	32,256	—
Other asset-backed securities	1,019,894	28,274	43,857	1,004,311	—
Short-term	708,797	—	—	708,797	—
Other	100	—	—	100	—

	6,416,624	442,300	129,132	6,729,792	1,111

Fixed income securities pledged as collateral:
U.S. government obligations	113,232	2,170	—	115,402	—
Residential mortgage-backed securities	7,686	431	—	8,117	—

Total collateralized investments	120,918	2,601	—	123,519	—

Total investments	$6,537,542	$444,901	$129,132	$6,853,311	$1,111

December 31, 2009 Fixed income securities:
Municipal obligations	$3,103,761	$117,095	$15,376	$3,205,480	$—
Corporate obligations	859,797	19,003	37,582	841,218	—
Foreign obligations	158,498	10,368	1,215	167,651	—
U.S. government obligations	230,587	3,541	712	233,416	—
U.S. agency obligations	68,719	4,877	116	73,480	—
Residential mortgage-backed securities	1,644,580	190,273	96,055	1,738,798	17,276
Collateralized debt obligations	79,135	22	22,706	56,451	—
Asset-backed securities	1,460,488	1,228	205,640	1,256,076	—
Short-term	962,007	—	—	962,007	—
Other	1,278	—	—	1,278	—

	8,568,850	346,407	379,402	8,535,855	17,276

Fixed income securities pledged as collateral:
U.S. government obligations	122,139	1,688	777	123,050	—
U.S. agency obligations	16,832	617	—	17,449	—
Residential mortgage-backed securities	25,385	1,482	—	26,867	—

Total collateralized investments	164,356	3,787	777	167,366	—

Total investments	$8,733,206	$350,194	$380,179	$8,703,221	$17,276

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment losses recognized in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2010 and December 31, 2009.

Foreign obligations at December 31, 2010 consist primarily of government issued securities which are denominated in Pounds Sterling and held by Ambac Assurance UK, Limited. At December 31, 2009, foreign obligations also included Euro and Australian dollar-denominated securities, all of which were sold in the first quarter of 2010.

The amortized cost and estimated fair value of investments, excluding VIE investments, at December 31, 2010, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$799,839	$800,320
Due after one year through five years	788,797	820,629
Due after five years through ten years	816,492	841,553
Due after ten years	1,824,730	1,847,433

	4,229,858	4,309,935
Residential mortgage-backed securities	1,246,793	1,506,809
Collateralized debt obligations	40,997	32,256
Other asset-backed securities	1,019,894	1,004,311

	$6,537,542	$6,853,311

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2010:
Fixed income securities:
Municipal obligations.	$281,760	$7,633	$33,946	$3,981	$315,706	$11,614
Corporate obligations	51,806	1,691	212,417	22,086	264,223	23,777
U.S. government obligations	4,981	35	—	—	4,981	35
Residential mortgage-backed securities	22,180	537	127,782	40,180	149,962	40,717
Collateralized debt obligations	—	—	30,433	9,132	30,433	9,132
Other asset-backed securities	101,950	1,515	440,731	42,342	542,681	43,857

Total temporarily impaired securities	$462,677	$11,411	$845,309	$117,721	$1,307,986	$129,132

December 31, 2009:
Fixed income securities:
Municipal obligations	$118,770	$4,073	$90,775	$11,303	$209,545	$15,376
Corporate obligations	182,129	9,011	188,634	28,571	370,763	37,582
Foreign obligations	21,037	471	4,938	744	25,975	1,215
U.S. government obligations	68,073	1,489	—	—	68,073	1,489
U.S. agency obligations	4,345	116	—	—	4,345	116
Residential mortgage-backed securities	220,419	16,351	128,991	79,704	349,410	96,055
Collateralized debt obligations	4,541	3,716	51,888	18,990	56,429	22,706
Other asset-backed securities	380,426	43,029	735,190	162,611	1,115,616	205,640

Total temporarily impaired securities	$999,740	$78,256	$1,200,416	$301,923	$2,200,156	$380,179

Management has determined that the unrealized losses reflected in the table above are temporary in nature as of December 31, 2010 and December 31, 2009 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. As of December 31, 2010, management has not asserted an intent to sell any securities from its portfolio, which would be considered immediately available for liquidity needs in our analysis. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of December 31, 2010, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at December 31, 2010, $110,120 of the total fair value and $31,521 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2009, $114,391 of the total fair value and $34,987 of the unrealized loss related to below investment grade securities and non-rated securities.

Corporate Obligations

The decrease in gross unrealized losses on corporate obligations during the twelve months ended December 31, 2010 is primarily the result of lower interest rates. Of the $22,086 of unrealized losses on corporate obligations greater than 12 months, one security comprises $14,295 of the total. This security, which was purchased in multiple lots, is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 17-36 months. The unrealized loss on this security is the result of general credit spread widening on life insurers. Given the insured rating of AA- and Investment Grade underlying rating, management believes that timely receipt of all principal and interest is probable.

Residential mortgage-backed securities

The decrease in the amount of residential mortgage-backed securities in a gross unrealized loss position at December 31, 2010 compared to 2009 is attributable primarily to sales of Alt-A securities during 2010. The gross unrealized loss on mortgage-backed securities as of December 31, 2010 is primarily related to Alt-A residential mortgage-backed securities. Of the $40,180 of unrealized losses on mortgage-backed securities for greater than 12 months, $39,463 is attributable to 16 individual Alt-A securities. These individual securities have been in an unrealized loss position for 36 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). As part of the quarterly impairment review process, management has analyzed the cash flows of all Alt-A RMBS securities held based on the default, prepayment and severity loss assumptions specific to each security’s underlying collateral. Management has contracted consultants to model each of the securities in our portfolio. The cash flow model incorporates actual cash flows on the mortgage loans through the current period, and then projects remaining cash flows using a number of loan-specific assumptions, including default

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

rates, prepayment rates, and recovery rates. The model then distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

Asset-backed securities

The decrease in gross unrealized losses on other asset-backed securities during the year ended December 31, 2010 is the result of sales of other asset-backed securities as well as the effect of improved market liquidity for certain higher quality, shorter term consumer asset-backed securities. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. Ambac determined that there is sufficient credit enhancement to mitigate recent market stresses. Management believes that the timely receipt of all principal and interest from other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the years ended December 31, 2010, 2009 and 2008 by segment:

	2010		2009		2008
	Financial Guarantee	Financial Services	Financial Guarantee	Financial Services	Financial Guarantee	Financial Services
Gross realized gains on securities	$151,818	$7,383	$141,088	$77,100	$130,221	$58,435
Gross realized losses on securities	(77,528)	(9,060)	(12,676)	(42,158)	(42,939)	(28,928)
Net gain on investment agreement terminations	—	74,551	—	149,532	—	173,673
Foreign exchange gains (losses)	2,115	—	3,248	—	(7,344)	12,401

Net realized gains, excluding other–than-temporary impairments(1)	76,405	72,874	131,660	184,474	79,938	215,581
Other–than-temporary impairment on securities	(56,724)	(3,079)	(1,570,718)	(283,858)	(70,931)	(451,931)

Net realized gains (losses) and other-than-temporary impairments included in earnings	$19,681	$69,795	($1,439,058)	($99,384)	$9,007	($236,350)

(1)	Other-than-temporary impairments since April 1, 2009 exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

Other-than-temporary impairment charges to earnings for year ended December 31, 2010 included $42,656 in credit losses on securities guaranteed by Ambac Assurance. Additionally, other-than-temporary impairments for the year ended December 31, 2010 included charges of $17,147, to write-down the amortized cost basis of tax-exempt municipal bonds and student loan securities to fair value at their respective impairment dates as a result of management’s previous intent to sell securities in connection with plans to reposition the investment

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

portfolio and to meet general liquidity needs, including amounts needed under the Settlement Agreement with CDS counterparties. As further described in Note 1, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses.

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

Credit losses on Ambac-guaranteed securities which are included in other-than-temporary impairments for the years ended December 31, 2010 and 2009 were estimated using market accepted cash flow models and inputs consistent with those used to develop loss reserves described in Note 2. These credit losses relate primarily to Ambac-guaranteed RMBS senior bonds collateralized by either first or second-lien mortgage products. Pool cash flows are run through a market accepted deal model library based on either loan level or pool level assumptions for underlying collateral to project cash flows on the bond level. Each RMBS transaction structural features are modeled, including loss allocations, triggers, prepayment penalty allocations, and interest-rate hedges. Through the deal model waterfalls we generate principal and interest cash flow vectors for each tranche in the portfolio. For investments collateralized by first-lien mortgages, we employ a loan-level model which uses regression analysis derived from a subset of two million mortgages to estimate the effect of projected Home Price Appreciation, unemployment, and interest rates on individual mortgages based on their individual characteristics. Variable values and loan conditions are updated monthly. The model runs 300 simulations for each transaction. The heart of the framework, the discrete choice credit module, estimates the probability of monthly loan level credit performance evolutions through time across eight possible status states (current, 30 day delinquent, 60 day delinquent, 90 + day delinquent, foreclosure, REO, prepay, and default). Specific inputs used include: property type; occupancy; purpose; documentation; lien type; time to payment shock; effective LTV; change of monthly LTV; FICO score; debt to income ratio; mortgage rate; initial spread; loan age; delinquency history; and macroeconomic factors including interest rates, unemployment rate, HPA rate, loan modification program and government rescue plan. Our loss estimates for the second lien products in the RMBS portfolio were based on pool level assumptions. A monthly roll-rate methodology was applied to project future prepayment, default, and severity vectors on a pool-specific basis. We examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days, and default) and used this data along with the most recent delinquency information to project a default curve for the life of the transaction. Lifetime prepayment and loss severity factors were also projected by examining historical data. Specific inputs we used were: roll rates; initial delinquencies; prepayment rates; loss severity and burnout. These modeling results on the underlying bonds are used along with assumptions about future guarantor claim payments as described below to determine credit losses.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Under the Segregated Account Rehabilitation Plan, future claim payments made by Ambac Assurance on these securities will be 25% in cash and 75% in surplus notes. All future cash payments on the surplus notes are subject to approval of OCI. The calculation of partial cash payments by Ambac Assurance is highly subjective and not readily available through market standard cash flow tools. To consider the uncertainty of guarantor cash payments, particularly on the surplus notes, our analysis of credit impairment of Ambac-guaranteed securities in our investment portfolio reflects a weighted average of estimated future cash flows under two scenarios: (i) the “with guarantor” scenario in which Ambac Assurance pays 100% of its claims in cash (weighted 30%) and (ii) the “without guarantor” scenario that fully excludes payments from Ambac Assurance (weighted 70%). Although the Segregated Account Rehabilitation Plan contemplates payments of 25% of claims in cash, we have applied 30% weight to the “with guarantor” scenario to reflect assumed market participants’ expectations of future cash payments from the surplus notes.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of December 31, 2010:

Credit Impairment
Balance as of January 1, 2010	$98,654
Additions for credit impairments recognized on(1):
Securities not previously impaired	27,057
Securities previously impaired	15,599
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(1,544)

Balance as of December 31, 2010	$139,766

(1)	These additions are included in the Financial Guarantee net other-than-temporary impairment losses recognized in earnings of $56,724 in the Consolidated Statements of Operations, as well as impairments on securities for which Ambac intended to sell.

Counterparty Collateral and Deposits with Regulators:

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

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment and payment agreement, derivative and repurchase agreement counterparties at December 31, 2010 and December 31, 2009:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
December 31, 2010:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$962,919	$846,124	$116,795
Cash and securities pledged from its derivative counterparties	7,005	—	7,005

December 31, 2009:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$1,322,341	$1,125,528	$196,813
Cash and securities pledged from its derivative counterparties	90,009	—	90,009

Securities carried at $6,947 and $7,069 at December 31, 2010 and December 31, 2009, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Guaranteed Securities:

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2010 and 2009, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating(1)
2010:
Financial Guarantee
National Public Finance Guarantee Corporation	$815,824	$80,942	$—	$—	$896,766	AA-
Ambac Assurance Corporation	55,786	4,547	840,228	—	900,561	BB
Assured Guaranty Municipal Corporation	399,408	93,186	25,805	—	518,399	A+
Financial Guarantee Insurance Corporation	16,428	—	11,800	—	28,228	BBB+
MBIA Insurance Corporation	—	19,547	5,630	—	25,177	BBB-
Assured Guaranty Corporation	—	—	16,374	—	16,374	D

Total	$1,287,446	$198,222	$899,837	$—	$2,385,505	BBB+

Financial Services
Assured Guaranty Municipal Corporation	$—	$57,908	$—	$—	$57,908	BBB
Assured Guaranty Corporation	—	—	28,673	—	28,673	BB

Total	$—	$57,908	$28,673	$—	$86,581	BBB-

Corporate
Assured Guaranty Municipal Corporation	$22,500	$—	$—	$—	$22,500	AA-

Total	$22,500	$—	$—	$—	$22,500	AA-

2009:
Financial Guarantee
National Public Finance Guarantee Corporation	$1,545,997	$24,711	$—	$—	$1,570,708	A+
Ambac Assurance Corporation	53,803	22,897	745,937	1,178	823,815	BB
Assured Guaranty Municipal Corporation	630,674	86,697	28,089	—	745,460	A+
MBIA Insurance Corporation	—	17,674	10,831	—	28,505	BBB-
Financial Guarantee Insurance Corporation	16,001	—	22,574	—	38,575	BBB+
Assured Guaranty Corporation	—	—	16,132	—	16,132	D

Total	$2,246,475	$151,979	$823,563	$1,178	$3,223,195	A-

Financial Services
Assured Guaranty Municipal Corporation	$—	$54,781	$—	$—	$54,781	BBB
Assured Guaranty Corporation	—	—	27,001	—	27,001	BB

Total	$—	$54,781	$27,001	$—	$81,782	BBB-

Corporate
Assured Guaranty Municipal Corporation	$24,485	$—	$—	$—	$24,485	AA-

Total	$24,485	$—	$—	$—	$24,485	AA-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Financial Guarantee Investment Income:

Net investment income from the Financial Guarantee segment was comprised of the following:

	2010	2009	2008
Fixed income securities	$323,052	$480,161	$459,556
Short-term investments	1,484	5,025	24,457
Other investments	2,205	958	169
Loans	646	983	974

Total investment income	327,387	487,127	485,156
Investment expense	(3,345)	(4,443)	(5,018)

Net investment income	$324,042	$482,684	$480,138

4        LOANS

Loans had been extended: (i) to customers participating in certain structured municipal transactions, (ii) by VIEs which are consolidated by Ambac under ASC Topic 810 as a result of Ambac’s financial guarantees of the VIEs’ note liabilities and/or assets, and (iii) to three institutions in connection with various unrelated transactions. The structured municipal loans were collateralized with cash in amounts adequate to repay the loan balance. Equipment and other assets underlying these transactions served as additional collateral for the loans. Ambac acted as the payment custodian and held the funds posted as collateral. At December 31, 2010 all remaining structured municipal loans had been terminated and collected in full. At December 31, 2009, both the loan balances outstanding and collateral held under these arrangements were $58,903, with interest rates ranging from 7.05% to 7.90%.

Loans receivable by consolidated VIEs are generally carried at fair value on the Consolidated Balance Sheet. See Note 10 for further information about VIEs for which the assets and liabilities are carried at fair value. VIE loans receivable carried at cost had a principal balance of $204,148 and $207,609 at December 31, 2010 and 2009. Interest rates on these loans ranged from 5.33% to 5.42% at December 31, 2010 and 2009. The loans outstanding at December 31, 2010 and 2009 have a stated maturity of 2047. Collectability of these loans is evaluated individually on an ongoing basis in connection with the surveillance of the related financial guarantee transactions. No loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2010 or 2009.

Other loans had a combined outstanding principal balance of $20,167 and $21,507 at December 31, 2010 and 2009, respectively. Interest rates on these loans ranged from 2.79% to 7.00% at December 31, 2010 and 2.76% to 7.00% at December 31, 2009. The range of maturity dates of these loans is December 2013 to June 2024 as of December 31, 2010 and 2009. Collectability of these loans is evaluated individually on an ongoing basis in connection with the surveillance of the related financial guarantee transactions. No loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2010 or 2009.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

5        REINSURANCE

The effect of reinsurance on premiums written and earned was as follows:

	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned
Direct	($476,270)	$565,657	($438,513)	$897,369	$519,139	$1,249,146
Assumed	178	1,294	(110,333)	5,182	17,736	22,964
Ceded	110,363	(20,976)	610,023	(105,191)	(53,162)	(249,353)

Net premiums	($365,729)	$545,975	$61,177	$797,360	$483,713	$1,022,757

Ceded Reinsurance:

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

Ambac Assurance’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $401,844 at December 31, 2010. Credit exposure existed at December 31, 2010 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. At December 31, 2010, there were ceded reinsurance balances payable of $141,450 offsetting this credit exposure.

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (ii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance required collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, and (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures. Ambac Assurance held letters of credit and collateral amounting to approximately $312,862 from its reinsurers at December 31, 2010. The largest reinsurer accounted for 6.4% of gross par outstanding at December 31, 2010.

As of December 31, 2010, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $26,273,459. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2010 and its rating levels as of March 2, 2011:

	Moody’s		Percentage ceded par	Net unsecured reinsurance recoverable (in thousands)(1)
Reinsurers	Rating	Outlook
Assured Guaranty Re Ltd	A1	Negative outlook	84.47%	$—
Sompo Japan Insurance Inc	Aa3	Stable	7.77%	—
Assured Guaranty Corporation	Aa3	Negative outlook	7.62%	14,747
Other			0.14%	5,433

Total			100.00%	$20,180

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac Assurance.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Assumed Reinsurance:

The vast majority of assumed reinsurance contracts were cancelled in 2009. At December 31, 2010, the remaining assumed par outstanding was $439,452. On March 24, 2010, all assumed reinsurance agreements with third parties were allocated to the Segregated Account, which will not allow for further cancellations without the approval of the Rehabilitator.

6        LOSSES AND LOSS EXPENSE RESERVE

As discussed in Note 2, a loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract, i.e. the expected loss, over (b) the UPR for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the years ended December 31, 2010 and 2009:

	2010	2009
Loss reserves at December 31, net of subrogation recoverable and reinsurance	$3,777,321	$2,129,758
Impact of adopting ASU 2009-17	(503,887)	—
Impact of adopting ASC Topic 944	—	339,426

Beginning balance of net loss reserves, net of subrogation recoverable and reinsurance	3,273,434	2,469,184
Changes in the loss reserves due to:
Current year:
Establishment of new loss reserves, gross of subrogation and net of reinsurance	266,913	2,030,278
Claim payments, net of subrogation and reinsurance	(874)	(239,530)
Establishment of subrogation recoveries, net of reinsurance	(342,979)	(814,010)

Total current year	(76,940)	976,738
Prior year:
Change in previously established loss reserves, gross of subrogation and net of reinsurance	822,848	1,929,513
Change in previously established subrogation recoveries, net of reinsurance	(26,864)	(379,145)
Claim payments, net of subrogation recoverable and reinsurance	(244,661)	(1,218,969)

Total prior year	551,323	331,399
Changes in loss reserves	474,383	1,308,137
Deconsolidation of certain VIEs under ASU 2009-17	676,633	—

Ending loss reserves, net of subrogation recoverable and reinsurance	$4,424,450	$3,777,321

The adverse development relating to prior years is due to the continued deterioration of collateral supporting insured RMBS securitizations resulting in greater expected ultimate losses, partially offset by higher expected subrogation recoveries related to representation and warranty breaches on insured RMBS securitizations.

The net change in loss reserves of $474,383, $1,308,137 and $2,155,888 for the years ended December 31, 2010, 2009 and 2008, respectively, are included in loss and loss expenses in the Consolidated Statement of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Operations. Loss expense reserves are also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves were $93,900 and $32,452 at December 31, 2010 and December 31, 2009, respectively. Total loss expense of $186,420, $110,597 and $39,142 for the years ended December 31, 2010, 2009 and 2008, respectively, are included in loss and loss expenses in the Consolidated Statement of Operations. During the years ended December 31, 2010, 2009 and 2008, reinsurance recoveries of losses included in loss and loss expenses in the Consolidated Statement of Operations were $73,926, $141,792 and $180,184, respectively.

Prior to the adoption of ASC Topic 944, the liability for losses and loss expense reserves consisted of active credit and case basis credit reserves. Following is a summary of the activity in the case basis credit and active credit reserve accounts and the components of the liability for loss and loss expense reserves:

2008
Case basis loss and loss expense reserves:
Balance at January 1	$120,904
Less: reinsurance recoverables	11,088
Plus impact on foreign exchange gains on loss reserves	156

Net balance at January 1	109,972

Transfers from (to) active credit reserves:
Current year	960,008
Prior years	661,727

Total transfers from active reserves	1,621,735

Paid (net of recoveries) related to:
Current year	236,842
Prior years	334,170

Total paid	571,012

Net balance at December 31	1,160,695
Less impact on foreign exchange gains on loss reserves	156
Plus reinsurance recoverables	136,102

Balance at December 31	1,296,641

Active credit reserve:
Balance at January 1	363,372
Provision for losses	2,227,583
Transfers to case reserves	(1,621,736)

Balance at December 31	969,219

Total	$2,265,860

The 2008 provision for losses of $2,227,583 is the amount recorded as loss and loss expenses in the Consolidated Statements of Operations. The provision for losses and loss expenses represented the expense recorded for losses inherent in the non-derivative financial guarantee insurance portfolio as of the reporting date. The loss and loss expenses were primarily driven by provisions for losses on deteriorating mortgage-backed security exposures.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

7        LONG-TERM DEBT

The carrying value of long-term debt was as follows:

	2010	2009
Ambac Financial Group, Inc.:
9-3/8% Debentures, due 2011	$—	$142,436
9.500% Senior Notes, due 2021	—	241,948
7-1/2% Debentures, due 2023	—	74,723
5.95% Debentures, due 2035	—	399,854
6.15% Directly-issued subordinated capital securities (“DISCs”), due 2087	—	397,595
5.95% Debentures, due 2103	—	200,000
5.875% Debentures, due 2103	—	175,000

Ambac Financial Group, Inc. total debentures and DISCs	—	1,631,556

Ambac Assurance Corporation: 5.1% surplus notes, general account, due 2020	203,195	—
5.1% surplus notes, segregated account, due 2020	5,065	—

Long-term debt	208,260	—

Variable Interest Entities:
Long-term debt	16,101,026	3,008,628

Ambac’s total debentures and DISCs are in default due to the Company filing Chapter 11 bankruptcy in 2010 and are included on the 2010 Consolidated Balance Sheet under “Liabilities Subject to Compromise”. For additional information on Ambac’s debentures and DISCs, please refer to Note 1 “2010 Overview”.

As a result of the Settlement Agreement, Ambac Assurance has issued $2,000,000 par amount of surplus notes. Additionally, the Segregated Account of Ambac Assurance, in connection with a commutation agreement, has issued $50,000 par amount of surplus notes to an insured party. At December 31, 2010, the Ambac Assurance Surplus Notes and the Segregated Account Surplus Notes are reported in long-term debt on the consolidated balance sheet, based on an imputed interest rate of 53.9% at the date of issuance and have a scheduled maturity of June 7, 2020. Interest on these notes is payable annually at the rate of 5.1% on the unpaid principal balance outstanding. All payments of principal and interest on the Ambac Assurance Surplus Notes and the Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Ambac Assurance Surplus Notes or the Segregated Account Surplus Notes, such interest will accrue and compound annually until paid. The Ambac Assurance Surplus Notes and the Segregated Account Surplus Notes were issued pursuant to Fiscal Agency Agreements entered into with The Bank of New York Mellon, as fiscal agent (the “Fiscal Agency Agreement”).

Ambac Assurance has entered into call options with certain of the Counterparties pursuant to which, with the prior consent of OCI, Ambac Assurance may repurchase Ambac Assurance Surplus Notes from such Counterparties. As of the date hereof, Ambac Assurance has options to call an aggregate of $940,000 in principal amount of Ambac Assurance Surplus Notes at a weighted average call price of $0.22 per $1.00 face amount. At December 31, 2010, these options have a weighted average maturity of approximately 20 months.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on the variable interest notes. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of this entity. Ambac would only be required to make these payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Ambac’s creditors do not have rights with regard to the assets of the VIEs. The total unpaid principal amount of all outstanding long-term debt associated with the VIEs was $18,372,283 and $3,766,914 as of December 31, 2010 and December 31, 2009, respectively. The range of final maturity dates of the outstanding long-term debt associated with the VIEs is August 2011 to December 2047 as of December 31, 2010. As of December 31, 2010, the interest rates on the VIE long-term debt ranged from 0.74% to 12.63%. Please refer to Note 10 for a detailed description of the VIEs.

8         OBLIGATIONS UNDER INVESTMENT AND PAYMENT AGREEMENTS

Obligations under investment agreements, including those structured in the form of repurchase agreements, are recorded on a settlement-date basis. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to the legal maturity date. Amounts included in the table below are based on the earliest optional draw date. As of December 31, 2010 and 2009, the contractual interest rates for these agreements, which include both fixed and variable, ranged from 0.17% to 6.37% and from 0.10% to 7.08%, respectively. As of December 31, 2010 and 2009, obligations under investment agreements and investment repurchase agreements, excluding fair value hedge adjustments, were $805,632 and $1,215,053, respectively.

Net payments due under investment agreements, based on the earliest optional draw date, in each of the next five years ending December 31, and the periods thereafter, are as follows:

Principal Amount
2011	$351,835
2012	75,149
2013	23,202
2014	164,617
2015	(22)
All later years	190,851

$805,632

9        INCOME TAXES

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

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

In November 2009, The Worker, Homeownership, and Business Assistance Act of 2009 (“2009 Act”) was enacted. Under the 2009 Act, net operating losses (NOLs) from tax years beginning or ending in either 2008 or 2009 may be carried back for up to five years, instead of the general two-year carryback. As a result of electing to carryback the 2008 NOL five years under the 2009 Act in the fourth quarter of 2009, Ambac recognized a receivable of $443,900 for the tax refund and a corresponding tax benefit in the Consolidated Statement of Operations. This refund was received in 2010. Refer to “2010 Overview” in Note 1 and the IRS litigation contingency discussion in Note 13 for further developments relating to refunds received.

Ambac’s provision for income taxes charged to income from continuing operations is comprised of the following:

	2010	2009	2008
Current taxes	$135	($504,066)	($831,493)
Deferred taxes	—	1,243,587	822,286

	$135	$739,521	($9,207)

The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Total income taxes charged to net income	$135	$739,521

Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities and hedges	121,769	879,783
Valuation Allowance to Equity	(119,116)	(13,607)
Adoption of ASU 2009-17 (VIEs)	245,715	—
Other	8,597	6,186

Total charged (credited to) stockholders’ equity:	256,965	872,362

Total effect of income taxes	$257,100	$1,611,883

The tax provisions in the accompanying Consolidated Statements of Operations reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2010	%	2009	%	2008	%
Tax on income from continuing operations at statutory rate	($263,551)	35.0%	$253,717	35.0%	$(1,966,460)	35.0%
Reductions in expected tax resulting from:
Tax-exempt interest	(24,700)	3.3%	(48,414)	(6.7)	(96,762)	1.7
Valuation allowance	288,195	(38.3)	614,136	84.7	2,053,000	(36.5)
Net addition to (release of) tax reserves	—	—	(60,125)	(8.3)	(6,400)	0.1
AMT	—	—	(20,770)	(2.7)	—	—
Other, net	191	—	977	—	7,415	(0.1)

Tax expense on income from continuing operations	$135	—%	$739,521	102.0%	($9,207)	0.2%

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The release of tax reserves in 2009 relates to the extension of the NOL carryback period from two to five years net of accrual of interest on open years.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax liabilities:
Variable interest entities	$50,324	$—
Deferred acquisition costs	92,784	103,527
Unearned premiums and credit fees	33,638	5,395
Mark–to-market gains on non-trading derivatives	9,794	9,794
Other	14,108	5,661

Total deferred tax liabilities	200,648	124,377

Deferred tax assets:
Unrealized losses & impairments on investments	148,728	410,666
Net operating loss carryforward	2,450,724	1,795,606
Loss reserves	18,106	603,298
Compensation	10,733	12,467
Other	9,195	15,083

Sub-total deferred tax assets	2,637,486	2,837,120
Valuation allowance	2,436,838	2,701,493

Total deferred tax assets	200,648	135,627

Net deferred tax assets	$—	11,250

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2010 and 2009 is as follows:

	2010	2009
Balance at January 1,	$22,850	$83,200
Increases related to prior year tax positions	200	6,023
Decreases related to prior year tax positions	—	(66,373)

Balance at December 31,	$23,050	$22,850

Included in these balances at December 31, 2010 and 2009 are $23,050 and $22,850, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the years ended December 31, 2009 federal tax reserves related to unrecognized tax benefits decreased by $66,373. The December 31, 2009 release relates to the availability of net operating loss carryback to offset any IRS assessment for potential tax issues related to tax years 2003 through 2007. Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During 2010, 2009 and 2008, Ambac recognized interest of approximately $200, $6,023 and $4,100, respectively. Ambac had approximately $15,220 and $15,020 for the payment of interest accrued at December 31, 2010 and 2009, respectively.

Aside from an additional accrual for interest and penalties, it is not likely that the uncertain tax position will change in the next 12 months.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. A full valuation allowance has been established against the operating portion of its deferred tax asset for both 2010 and 2009.

As of December 31, 2010 Ambac has a net operating tax carryforward of approximately $7,002,069, which if not utilized will begin expiring in 2028 and will fully expire in 2030.

10        SPECIAL PURPOSES ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. As a result of the adoptions of both ASU-2009-16 and ASU 2009-17 on January 1, 2010, Ambac was required to consolidate these VIEs on January 1, 2010. As a result of the Rehabilitation Proceedings of the Segregated Account, Ambac was required to deconsolidate these entities because Ambac’s policies issued to these entities have been allocated to the Segregated Account of Ambac Assurance. The consolidation of these entities did not have any effects on Ambac’s beginning retained earnings as these entities were accounted for at fair value before initial consolidation. Prior to 2010 and upon deconsolidation, Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of these investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments – Equity Method in Joint Ventures. At December 31, 2010 and December 31, 2009 the fair value of these entities is $17,909 and $18,843, respectively, and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of these entities for the years ended December 31, 2010 and December 31, 2009, is ($934) and $4,554, respectively, and is included within Financial Guarantee: (Loss) income on variable interest entity activities on the Consolidated Statements of Operations.

As of December 31, 2010 and 2009, there have been 15 individual transactions with these entities, of which 5 and 9 are outstanding, respectively. Total principal amount outstanding was $572,509 and $1,243,377 at December 31, 2010 and 2009, respectively. In each case, Ambac sold fixed income debt obligations to these entities. The fixed income debt obligations are composed of asset-backed securities and utility obligations with a weighted average rating of BBB+ and A- and weighted average life of 8.9 and 6.4 years at December 31, 2010 and 2009, respectively. The purchase by these entities is financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate and currency swaps) may be used within the entities for economic hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of December 31, 2010 and 2009, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during the year ended December 31, 2010, 2009 and 2008. Ambac Assurance received premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $2,642, $4,906 and $5,695 for the years ended December 31, 2010, 2009 and 2008, respectively. Ambac paid claims to these entities of $24,411, $89,796 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively, under these financial guarantee contracts. Ambac also earned fees for

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

providing other services amounting to $62, $205 and $221 for the years ended December 31, 2010, 2009 and 2008, respectively.

Derivative contracts are provided by AFS to these entities. Consistent with other non-hedging derivatives, AFS accounts for these contracts on a trade date basis at fair value. AFS received $10,588, paid $6,196 and $10,905 for the years ended December 31, 2010, 2009 and 2008, respectively, under these derivative contracts.

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

Upon the adoption of ASU 2009-17, Ambac generally measured the assets and liabilities of newly consolidated VIEs at fair value, as the carrying amount transition method was not practical. The carrying amount transition method (whereby assets, liabilities, and non-controlling interests of the VIE are recorded in amounts that would have been carried in the consolidated financial statements if ASU 2009-17 had been effective when Ambac first met the conditions to be the primary beneficiary) was used for one VIE. Ambac has elected to account for the assets and liabilities of the VIEs which were consolidated at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments in subsequent periods. The fair value option is elected to allow for consistency in the measurement attributes of assets and liabilities of these VIEs. For VIEs where the assets, liabilities, and non-controlling interests were measured at initial consolidation under the carrying amount transition method, balances continue to be measured and reported based on other applicable GAAP guidance.

Impact of ASU 2009-17 and ASU 2009-16

As a result of adopting ASU 2009-17, a cumulative effect gain adjustment of $705,046 was recorded as a net increase to total equity as of January 1, 2010, which includes changes to the opening balance of retained earnings and accumulated other comprehensive loss, net of taxes as Ambac was required to consolidate 83 additional VIEs. The types of entities that Ambac was required to consolidate included: (i) RMBS securitization trusts as a result of financial guarantee insurance policies on the senior debt of such trusts; (ii) collateralized debt obligation trusts as a result of credit derivative contracts issued to investors of the debt of such trust; (iii) international and other asset-backed securitizations as a result of insurance policies guarantying the debt of such financing entities; and (iv) other transactions, including the Ambac sponsored special purpose entities, Juneau and Aleutian. The net impact of consolidating these VIEs on Ambac’s balance sheet at adoption of ASU 2009-17 and ASU 2009-16 was as follows:

•

Ambac was required to recognize the assets and liabilities of the VIE. The aggregate amount of the VIE assets and liabilities recorded upon adoption were generally recognized at fair value as described above.

•

For a financial guarantee policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under ASC Topic 944, Financial Services—Insurance. The financial guarantee policy would be eliminated upon

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

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

•	For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation.

The impact of the above items upon adoption of ASU 2009-17 and ASU 2009-16 on January 1, 2010 is summarized below:

Addition of VIE assets	$23,112,303
Addition of VIE liabilities	(22,798,176)

Net VIE assets added upon adoption	314,127

Elimination of insurance assets	(833,716)
Elimination of insurance liabilities	1,269,477

Net insurance liabilities eliminated upon adoption	435,761

Elimination of intercompany invested assets	(44,842)

Net decrease of Shareholders’ deficit upon adoption	$705,046

As a result of the establishment of the Segregated Account and the rehabilitation proceedings with respect to the Segregated Account as discussed in Note 1, including the terms of the management agreement which permit OCI to terminate the agreement with Ambac at any point in time, Ambac no longer has the unilateral power to direct the activities of the VIEs that most significantly impact the entity’s economic performance for those insurance policies that were allocated to the Segregated Account. A significant number of insurance policies related to the VIEs were allocated to the Segregated Account during 2010. Accordingly, Ambac deconsolidated such VIEs. Ambac continues to provide financial guarantee policies on the senior debt or assets of such trusts upon deconsolidation. Additionally, as described in Note 1, Ambac commuted certain CDO of ABS credit derivative obligations and related financial guarantee insurance policies written by Ambac Assurance under the Settlement Agreement and other insurance policies related to VIEs consolidated as of January 1, 2010 expired. The effect of these commutations and other insurance expirations, in combination with the impact of policy allocations to the Segregated Account, was to reverse a significant portion of the transition adjustment to adopt ASU 2009-17 on January 1, 2010.

VIEs that were consolidated for part of 2010 but are no longer consolidated as of December 31, 2010 contributed a combined loss of $630,293 during the year ended December 31, 2010, which is included in Financial Guarantee: (Loss) income on variable interest entity activities. The loss on these VIEs is primarily a result of deconsolidation, as the carrying value of the re-established net insurance liabilities exceeded the net liabilities of the VIEs which were carried at fair value in consolidation.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2010, consolidated VIE assets and liabilities relating to 19 consolidated entities were $17,930,829 and $17,696,445, respectively. As of December 31, 2009, consolidated VIE assets and liabilities were $3,276,615 and $3,012,170, respectively. Ambac is not primarily liable for the debt obligations issued by the VIEs. Ambac would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE. VIE activities related to entities that remain consolidated as of December 31, 2010 resulted in a gain of $13,605 for the year ended December 31, 2010, which is included in Financial Guarantee: (Loss) on variable interest entity activities.

The financial reports of certain VIEs are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Investments:
Corporate obligations	$1,904,361	$160,518
Residential mortgage-backed securities	—	173,066
Other asset-backed securities	—	192,363

Total Variable interest entity assets: Fixed income securities	$1,904,361	$525,947

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of December 31, 2010 and December 31, 2009:

	Estimated fair value	Unpaid principal balance
December 31, 2010:
Loans	$15,800,918	$16,750,029
Long-term debt	$15,885,711	$18,156,968

December 31, 2009:
Loans	$2,428,352	$2,459,003
Long-term debt	$2,789,556	$3,547,842

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, considering the consolidation guidance for each period, as of December 31, 2010 and December 31, 2009:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets (2)	Insurance Liabilities(3)	Derivative Liabilities(4)
December 31, 2010:
Global Structured Finance:
Collateralized debt obligations	$20,976 ,454	$36,372	$122,158	$168,219
Mortgage-backed – residential	35,303,782	962,835	4,192,877	95
Mortgage-backed—commercial	934,873	—	—	7,340
Other consumer asset-backed	12,704,948	171,725	1,049,142	23,148
Other commercial asset-backed	18,405,545	710,685	716,796	5,444
Other	8,635,192	145,110	504,199	1,974

Total Global Structured Finance	96,960,794	2,026,727	6,585,172	206,220
Global Public Finance	41,357,921	638,626	774,000	9,786

Total	$138,318,715	$2,665,353	$7,359,172	$216,006

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets (2)	Insurance Liabilities(3)	Derivative Liabilities(4)

December 31, 2009:
Global Structured Finance:
Collateralized debt obligations	$56,497,731	$118,168	$187,532	$3,160,188
Mortgage-backed—residential	43,190,006	1,217,048	4,077,046	7,757
Mortgage-backed—commercial	1,499,683	4,476	3,252	26,095
Other consumer asset-backed	16,785,050	216,017	385,755	8,594
Other commercial asset-backed	42,566,049	1,512,502	1,637,898	16,961
Other	12,431,608	206,124	518,971	19,886

Total Global Structured Finance	172,970,127	3,274,335	6,810,454	3,239,481
Global Public Finance	46,045,541	734,860	899,136	5,969

Total	$219,015,668	$4,009,195	$7,709,590	$3,245,450

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.

(2)	Insurance assets represents the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

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

11        RETIREMENT PLANS

Postretirement Health Care and Other Benefits:

Ambac provides postretirement and postemployment benefits, including health and life benefits covering substantially all employees who meet certain age and service requirements. Effective August 1, 2005, new employees were not eligible for postretirement benefits. None of the plans are currently funded. Postretirement and postemployment benefits expense was $271, ($371) and $730 in 2010, 2009 and 2008, respectively. The unfunded accumulated postretirement benefit obligation was $10,302 as of December 31, 2010. The assumed health care cost trend rates range from 10% in 2010, decreasing ratably to 6% in 2015. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2010, by $2,377 and the 2010 benefit expense by $336. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2010 by $1,849 and the 2010 benefit expense by $255.

The following table sets forth projected benefit payments from Ambac’s postretirement plan and reflects expected future service where appropriate:

Amount
2011	$280
2012	291
2013	354
2014	397
2015	426
All later years	2,933

$4,681

The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with similar duration to that of the benefit plans. The rate used for the projected plan benefit obligations at the measurement date for 2010 and 2009 (December 31) was 5.50% and 5.75%, respectively.

Savings Incentive Plan:

Substantially all employees of Ambac are covered by a defined contribution plan (the “Savings Incentive Plan”). Prior to January 1, 2010 Ambac made employer matching contributions of 100% of the employee’s contributions up to 6% of such participants’ base compensation, subject to limits set by the Internal Revenue Code. Ambac had the option to make a Basic Profit Sharing contribution of 3% of base compensation and a Supplemental Profit Sharing contribution of an additional 3% of base compensation to eligible employees.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Effective January 1, 2010, matching contributions now equal 100% of the employees’ contributions, up to 3% of such participants’ base compensation plus 50% of contributions to an additional 2% of base compensation, subject to limits set by the Internal Revenue Code. No Basic Profit-Sharing contributions or Supplemental Profit-Sharing contributions will be made to the Plan. The total cost of the Savings Incentive Plan was $1,455, $4,474 and $4,393 in 2010, 2009 and 2008, respectively.

12        STOCK COMPENSATION

Employees of Ambac participated in Ambac Financial Group Inc.’s 1997 Equity Plan, which provides for the granting of stock options, stock appreciation rights, restricted stock units, performance units and other awards that are valued or determined by reference to its common stock.

Stock Options:

Stock options awarded to eligible employees are exercisable and expire as specified at the time of grant. Such options are awarded based on the fair market value of Ambac’s Common Stock on the grant date and have a term of seven years from the date of the grant. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, permanent disability or death.

No stock options were granted in 2010 and 2009. Ambac used the Black-Scholes model to value the 2008 service condition based stock options. The assumptions for the 2008 stock option grants are as follows:

2008
Risk-free interest rate	2.68%
Expected volatility	68.8%
Dividend yield	0.36%
Expected life	4.50 years

The expected volatility considers the implied volatility in Ambac’s traded options and historical volatility levels on Ambac’s common stock over the expected life of the option. The expected dividend yield was based on historical dividend payments. The risk-free interest rates reflect the yields on U.S. Treasuries over the expected life of the award.

A summary of option activity for the period ending December 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	3,587,182	$49.08
Granted	0	n.a.
Exercised	0	n.a.
Forfeited or expired	(979,419)	$54.66

Outstanding at end of year	2,607,763	$46.98	$0	2.75

Exercisable	1,674,675	$51.58	$0	0.85

The grant date weighted average fair value of stock options granted during 2008 was $5.71.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2010, there was $365 of total unrecognized compensation costs related to unvested stock options granted. These costs are expected to be recognized over a weighted average period of 2.29 years. Gross stock option expense for 2010, 2009 and 2008 was $1,825, $3,319 and $1,749, respectively. The net income effect from stock options for 2010, 2009 and 2008 were $4,033, $5,426 and $138, respectively. Excess tax benefits are included in financing activities of the Consolidated Statements of Cash Flows.

RSUs and Restricted Stock:

RSUs were granted to all eligible employees based upon the performance of Ambac, the performance of the employee’s department and the performance of the employee. RSUs do not have a vesting period in excess of four years. Typically, RSU agreements provide that vesting is accelerated in certain circumstances, such as retirement, permanent disability or death.

As of December 31, 2010, 1,026,728 RSUs remained outstanding, of which (i) 953,786 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 72,942 units did not require future service.

Information with respect to the RSU and other stock awards is as follows:

	2010	2009	2008
RSUs and other stock awarded	$181,702	$398,513	$4,112,130
Weighted average fair value per share	$0.69	$1.04	$9.93
Gross RSU expense	$3,538	$10,557	$16,119
Net income effect	$5,212	$14,368	$13,368

A summary of RSU and other stock activity for 2010 is as follows:

	2010
	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	2,437,624	$14.19
Granted	181,702	$0.69
Delivered	(1,377,361)	$15.25
Forfeited	(215,237)	$13.13

Outstanding at end of year	1,026,728	$10.61

As of December 31, 2010, there was $1,007 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 2.19 years. The fair value for RSUs vested during 2010, 2009 and 2008 was $52, $563 and $4,324, respectively.

13        COMMITMENTS AND CONTINGENCIES

Impact of Our Bankruptcy Filing

Under the Bankruptcy Code, the filing of our petition on November 8, 2010 automatically stayed most actions against us. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac is responsible for leases on the rental of office space. The lease agreements, which expire periodically through September 2019, contain provisions for scheduled periodic rent increases and are accounted for as operating leases. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

Amount
2011	$9,315
2012	9,410
2013	9,697
2014	10,096
2015	10,373
All later years	40,119

$89,010

Rent expense for the aforementioned leases amounted to $9,973, $10,097 and $9,858 for the years ended December 31, 2010, 2009 and 2008, respectively.

On March 1, 2011, Ambac entered into an agreement with the landlord to terminate the 1992 Lease for the office space at One State Street Plaza originally scheduled to expire in 2019 (“Termination Agreement”) and entered into a new lease. Refer to the Subsequent Event section in Note 1 for more information.

A subsidiary of Ambac provides a $360,000 liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. At December 31, 2010 and 2009, $8,800 and $8,900 were drawn on this liquidity facility, and the undrawn balance of the liquidity facility was $351,200 and $351,100, respectively.

Ambac Financial Group, Inc. (defined herein as “Ambac” or “Ambac Financial Group”) and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, the Company’s independent Certified Public Accountants and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of the Company’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On April 15, 2010, the Court ordered a Discovery Plan and Proposed Pretrial Schedule, pursuant to which discovery was scheduled to commence on May 10, 2010, with dispositive motions due by December 2, 2011. As discussed in more detail below, on December 9, 2010, Ambac and the present or former officers or directors who are defendants in these actions entered into a memorandum of understanding with Plaintiffs with respect to settlement.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, one former officer and director and one former officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, the Company and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. The additional briefing was completed on March 5, 2010, and oral argument on the motion to dismiss was heard on August 4, 2010. As discussed in more detail below, on December 9, 2010, Ambac and the present or former officers or directors who are defendants in these actions entered into a memorandum of understanding with Plaintiffs with respect to settlement.

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, the Company and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; on June 2, 2009 defendants moved to dismiss the amended complaint; on November 22, 2010, the Court dismissed the consolidated derivative action without prejudice to its renewal when and if the automatic stay provided by the Bankruptcy Code is lifted (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action subsequently moved to intervene in the Southern District of New York derivative action and on May 12, 2009, the motion to intervene was denied; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on January 5, 2010, the New York Supreme Court granted defendants motion to stay the New York Supreme Court action in favor of the Southern District of New York Consolidated Derivative Action.

On December 9, 2010, Ambac and certain of its present or former officers or directors, including the present or former officers or directors who are defendants in the Securities Class Actions, entered into a memorandum of understanding (the “MOU”) with the lead plaintiffs in In re Ambac Financial Group, Inc. Securities Litigation and the named plaintiffs in Tolin v. Ambac Financial Group, Inc. for settlement of both of the Securities Class Actions. The MOU provides that the claims of the putative plaintiff classes will be settled for a cash payment of $27,100. The insurance carriers who provided directors and officers’ liability coverage to Ambac’s present and former officers and directors for the period July 2007-July 2009 have agreed to pay $24,600 of the settlement and Ambac has agreed to pay $2,500 of the settlement (classified as Restricted Cash on the Consolidated Balance Sheet since these amounts are held in escrow). Lead and named plaintiffs in the Securities Class Actions, on behalf of themselves and all other members of the settlement class, have agreed to releases of claims against, among others, Ambac and the present or former officers or directors who are parties to the MOU. The settlement provided for in the MOU is subject to various conditions, including, among others, approval by the United States District Court for the Southern District of New York and approval by the bankruptcy court of Ambac’s entry into the settlement and the releases and bar orders that would release and bar claims against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted by or on behalf of Ambac, including claims purportedly asserted derivatively by any shareholder or creditor of Ambac. The MOU further provides that nothing in the MOU shall be deemed an admission by any defendant (or any person or entity associated with any defendant) of any fault, liability, or wrongdoing. The MOU also provides that the parties will attempt in good faith to agree upon and execute an appropriate stipulation of settlement and to seek the necessary court approvals of the settlement.

On December 14, 2009, a purchaser of Ambac’s DISCS filed an individual action entitled Judy Ehrenreich v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws, in the United States District Court for the Southern District of New York, against Ambac and one former officer, Case No. 09 CV 10173. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s plans to meet certain investment agreement collateral requirements as well as materially false and misleading statements regarding Ambac’s valuation of certain of its investment securities. On March 9, 2010, the Company and the former officer moved to dismiss. On November 10, 2010, Ambac filed a “Notice of Bankruptcy” in the action, advising the Court of its position that in light of Ambac’s filing for bankruptcy, as of November 8, 2010, any new or further action against Ambac is stayed pursuant to section 362 of the Bankruptcy Code.

Karthikeyan V. Veera v. Ambac Financial Group, Inc. et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010, and amended on September 7, 2010). Plaintiff, a former employee and participant in the Company’s Saving Incentive Plan (the “Plan”), asserts

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Plan Administrative Committee, the Plan Investment Committee, the Compensation Committee of the Board of Directors of the Company, and a number of current and former officers of the Company. This action is purportedly brought on behalf of all persons, excluding defendants and their immediate families, who were participants in the Plan from October 1, 2006 through July 2, 2008 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding the Company’s financial condition. This ERISA action seeks, among other things, compensatory damages, a constructive trust for amounts by which the fiduciaries allegedly benefited as a result of their breaches, and attorneys’ fees. On October 20, 2010, all of the defendants named in the amended complaint moved to dismiss all of the claims in the amended complaint. In an Opinion and Order issued January 6, 2011, the Court denied the motion to dismiss, but held that the defendants had no “affirmative duty under ERISA to disclose information about the company’s financial condition to plan participants.” On January 28, 2011, the defendants filed a motion to certify the Court’s January 6, 2011 Opinion and Order for interlocutory appeal. On January 18, 2011, the Company filed an adversary complaint in the Bankruptcy Court against Plaintiff, seeking declaratory relief to confirm the applicability of the automatic stay under Bankruptcy Code section 362(a) to plaintiff’s claims or, alternatively, for injunctive relief under section 105(a) of the Bankruptcy Code to preclude plaintiff from prosecuting his claims pending the effective date of a chapter 11 plan or further order of the Bankruptcy Court. On February 11, 2011, the Company filed a motion in the adversary proceeding for summary judgment declaring that the protections of the automatic stay apply or should be extended to the claims in the ERISA action and for injunctive relief. Following a hearing on the Company’s motion on March 4, 2011, the Bankruptcy Court entered an order granting the Company’s motion, holding that the automatic stay applied to the ERISA action, but also granted Plaintiff relief from the stay to pursue limited discovery during the extended exclusivity period in the Company’s chapter 11 case.

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Olympic Club Complaint”). The Contra Costa Complaint is brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements which failed to disclose the extent of the insurers’ respective exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking the dismissal of each of these complaints on September 17, 2010. The plaintiffs filed their opposition papers to the demurrer on October 22, 2010. The reply

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

papers in support of the demurrer were filed on November 19, 2010 and oral argument on the demurrer is scheduled for April 26, 2011. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions.

NPS LLC v. Ambac Assurance Corporation (United States District Court, District of Massachusetts, filed on July 8, 2008). This action was brought by NPS LLC (“NPS”), the owner of Gillette Stadium, the home stadium of the New England Patriots, with respect to the termination of a financial guarantee insurance policy issued by Ambac Assurance with respect to auction rate bonds issued by NPS in 2006. Due to well-documented disruption of the auction rate securities market, the interest rate on the bonds floated to high levels and NPS therefore refinanced the bonds in a fixed rate financing without Ambac Assurance’s involvement. Pursuant to the insurance agreement between NPS and Ambac Assurance, NPS is obligated to pay a “make whole” premium to Ambac Assurance equal to the present value of the installment premiums that Ambac Assurance would have earned through 2017 if the bonds had not been redeemed (approximately $2,700). NPS alleged that it is not liable to pay the “make whole” premium because Ambac Assurance misrepresented its financial condition at the time the bonds were issued and that the alleged misrepresentations induced NPS to enter into the insurance agreement, thereby causing NPS to incur additional interest costs in connection with the bonds. NPS also alleged that Ambac Assurance was liable to NPS for the additional interest costs incurred by NPS which resulted from the disruption of the auction rate securities market. On February 25, 2010, the court granted Ambac Assurance’s motion for summary judgment as to all of NPS’s claims and Ambac Assurance’s counterclaim for the “make whole” premium and interest and costs. The parties are awaiting a determination by the court of the amount of Ambac Assurance’s legal fees that NPS will be required to pay. NPS has stated that it intends to appeal the grant of summary judgment in favor of Ambac Assurance.

City of Phoenix v. Ambac Assurance Corporation et al. (United States District Court, District of Arizona, filed on or about March 11, 2010). This action is brought by the City of Phoenix against Ambac Assurance and other financial guarantee insurance companies. The complaint alleges that the defendants sought to perpetuate the Rating Agencies’ “dual rating system”, and that the perpetuation of the “dual rating system” enabled the defendants to unfairly discriminate against the City of Phoenix in the pricing of bond insurance premiums. Pursuant to the Court’s Scheduling Order, discovery is scheduled to be completed by October 3, 2011, with dispositive motions due by November 1, 2011.

Water Works Board of the City of Birmingham v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Northern District of Alabama, Southern Division, filed on November 10, 2009). This action alleged breach of contract, misrepresentation, deceit, suppression of truth and negligence. Plaintiff claims that, in connection with plaintiff’s purchase of a debt service reserve fund surety bond from Ambac Assurance in March 2007 with respect to its bond issue, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached a covenant to maintain its “AAA” ratings, thereby causing loss to plaintiff when it was required to replace the Ambac Assurance surety bond upon the downgrade of Ambac Assurance’s ratings. On April 1, 2010, the court granted defendants’ motion to dismiss all claims. The plaintiff has appealed the dismissal to the U.S. Court of Appeals for the Eleventh Circuit. On January 25, 2011, the Circuit Court stayed the appeal in light of Ambac’s pending bankruptcy proceedings.

The Confederated Tribes of the Warm Springs Reservation of Oregon v. Ambac Assurance Corporation (United States District Court, District of Oregon, Portland Division, filed on February 4, 2010). This action alleged breach of contract, tortious breach of the covenant of good faith and fair dealing, violations of Oregon securities and insurance statutes, and negligence. Plaintiff claimed that, in connection with plaintiff’s purchase of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

a bond insurance policy with respect to its auction rate bond issue in October 2003, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting residential mortgage-backed securities and collateralized debt obligations that ultimately led to the loss of the “AAA” financial strength ratings. Ambac Assurance moved to dismiss all of the plaintiff’s claims. On November 17, 2010, the court granted Ambac Assurance’s motion to dismiss with respect to five of the nine claims. On January 21, 2011, the plaintiff agreed to the dismissal of the entire action, with prejudice.

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

Ambac Assurance has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts (the “Secretary of Massachusetts”), dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac Assurance has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Connecticut Attorney General”) with respect to the Connecticut Attorney General’s investigation into municipal bond rating practices employed by the credit rating agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac Assurance is concerned, the Connecticut Attorney General has sought information with respect to communications between the credit rating agencies and the financial guarantee insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac Assurance has also received a subpoena duces tecum and interrogatories from the Attorney General of California (the “California Attorney General”) dated December 15, 2008 related to the California Attorney General’s investigation of credit rating agencies in the rating of municipal bonds issued by the State of California and its related issuers. The subpoena requests that Ambac Assurance produce a wide range of documents and information. Ambac has also received a subpoena and interrogatories from the Attorney General of West Virginia (the “WVAG”), dated June 17, 2009, with respect to the WVAG’s investigation of possible antitrust violations in connection with the use of swaps, guaranteed investment contracts and other derivatives and investment vehicles related to municipal bonds issued by West Virginia governmental entities. The WVAG has sought, among other things, information and documents relating to any such swaps, guaranteed investment contracts and other derivatives and investment vehicles sold by Ambac Assurance to a West Virginia governmental entity or for which Ambac Assurance submitted a bid or offer that was not the winning bid. Ambac Assurance has not received any further requests from the Secretary of Massachusetts, the Connecticut Attorney General, the California Attorney General or the WVAG.

An insurance rehabilitation proceeding was commenced in the Wisconsin Circuit Court for Dane County (the “Rehabilitation Court”) on March 24, 2010 by the Commissioner of Insurance of the State of Wisconsin (the “Commissioner”). The principal parties to this proceeding are the Commissioner and the Segregated Account,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

which was established with the permission of the Commissioner, pursuant to Wis. Stat. § 611.24(2), for certain policies and liabilities placing Ambac Assurance at risk. The factual basis alleged to underlie this proceeding is that court-supervised rehabilitation was required in order to avoid further deterioration of Ambac Assurance’s financial condition through the payment of claims and other demands. The ultimate relief sought is a plan of rehabilitation that will reform and revitalize the Segregated Account.

On March 24, 2010, the Rehabilitation Court entered an order of rehabilitation for the Segregated Account, appointing the Commissioner as rehabilitator. Policies and other liabilities were allocated to the Segregated Account if they had current or projected material impairments or contractual triggers creating a risk of default based upon Ambac Assurance’s financial condition or the existence of rehabilitation proceedings. The remainder of Ambac Assurance’s business is not subject to rehabilitation. The Commissioner concluded that rehabilitation of the Segregated Account would preserve Ambac Assurance’s claims-paying resources, while avoiding the disruption and additional claims that would likely result from a full rehabilitation of Ambac Assurance, as opposed to a rehabilitation limited to the Segregated Account.

Also on March 24, 2010, the Rehabilitation Court entered a temporary injunction order (the “Temporary Injunction”) that, until further order of the court: (a) prevents the exercise of certain contractual ipso facto provisions; (b) enjoins payment of claims or obligations without consent from the Commissioner or his authorized representatives; and (c) requires the continued payment of premiums. The Rehabilitation Court further ordered that any interested party could seek modification or dissolution of the injunction, in whole or in part, by filing a written motion by June 22, 2010. On November 8, 2010, the Rehabilitation Court entered a supplemental temporary injunction order (the “Supplemental Injunction”) enjoining any purported creditor of Ambac’s consolidated tax group and any government entity, including the U.S. Internal Revenue Service (“IRS”), from commencing or prosecuting any action or claim against Ambac Assurance and a number of its affiliates and subsidiaries.

Various third parties have filed motions or objections in the Rehabilitation Court and/or moved to intervene in the rehabilitation proceedings. These challenges can be divided into three groups.

First, several third parties sought to enjoin the consummation of a commutation transaction between Ambac Assurance and certain financial institutions that were counterparties to credit-default swaps wrapped by Ambac Assurance (the “CDS Settlement”). Initial challenges to the CDS Settlement were brought by: (a) a group composed of Aurelius Capital Management, LP, Fir Tree, Inc., King Street Capital, L.P., King Street Capital Master Fund Ltd., Monarch Alternative Capital LP, and Stonehill Capital Management LLC and their respective managed funds (the “RMBS Investors”); and (b) four beneficial holders of the Las Vegas Monorail Project Revenue Bonds (the “LVM Bondholders”). A number of other institutions, including Bank of New York Mellon, U.S. Bank N.A., Deutsche Bank National Trust Co. and Deutsche Bank Trust Co. Americas, in their capacities as trustees of securitization trusts, as well as Federal Home Loan Mortgage Corp., joined these challenges to the CDS Settlement, in whole or in part. On May 27, 2010, the Rehabilitation Court entered an order denying all challenges to the CDS Settlement, and the CDS Settlement was consummated on June 7, 2010. The RMBS Investors, the LVM Bondholders and Federal Home Loan Mortgage Corp. (“Freddie Mac”) are appealing from the court’s May 27, 2010 order.

Second, a number of third parties have objected to the creation and rehabilitation of the Segregated Account on constitutional, statutory and common law grounds. The first such challenge was filed by Wells Fargo Bank, N.A., in its capacity as trustee for the beneficial owners of the Las Vegas Monorail Project Revenue bonds. The RMBS Investors filed similar challenges, which were denied in the May 27, 2010 order. The LVM Bondholders

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

objected to the allocation of their policies to the Segregated Account. This motion and the motion filed by Wells Fargo were denied in an order entered on July 16, 2010. On August 2, 2010, the LVM Bondholders filed a notice of appeal from this order. On October 8, 2010, the Wisconsin Court of Appeals granted the Commissioner’s motion to consolidate this appeal with the appeal from the May 27, 2010 order by RMBS Investors, the LVM Bondholders and Freddie Mac. These appeals are now fully briefed.

Additional third parties have challenged the creation and rehabilitation of the Segregated Account and/or the allocation of their policies to the Segregated Account, including Deutsche Bank National Trust Co., Deutsche Bank Trust Co. Americas and U.S. Bank National Association, all in their capacities as trustees for securitization trusts, as well as PNC Bank, N.A., as servicer of a securitization trust, and ALL Student Loan Corp. (“ALL”), Lloyds TSB Bank plc (“Lloyds”), Depfa Bank, plc (“Depfa”), One State Street LLC (“One State Street”), KnowledgeWorks Foundation and the Treasurer of the State of Ohio. The motion filed by PNC Bank was never briefed or decided, but the other challenges were rejected in an order filed on October 26, 2010, as amended on November 1, 2010.

Third, certain third parties filed motions seeking dissolution or modification of the court’s temporary injunction order on constitutional, statutory and common law grounds. These objectors include Bank of America, N.A., Bank of New York Mellon, Deutsche Bank National Trust Co., Deutsche Bank Trust Co. Americas, U.S. Bank National Association, and Wells Fargo Bank, N.A., all in their capacities as trustees for securitization trusts, as well as PNC Bank, N.A., as servicer of a securitization trust, and KnowledgeWorks Foundation, the Treasurer of the State of Ohio, Depfa Bank plc, and One State Street LLC. The motion filed by PNC Bank was never briefed or decided, but the other motions were denied in the October 26, 2010 order, as amended on November 1, 2010.

Depfa, One State Street, Lloyds, and ALL filed notices of appeal from the October 26, 2010 order, as amended on November 1, 2010. The Commissioner and Ambac Assurance moved to dismiss these appeals. On February 18, 2011, the Wisconsin Court of Appeals stayed appeals from the October 26, 2010 order, as well as the fully-briefed appeals from the May 27, 2010 and July 16, 2010 orders, until further order of the court.

On December 8, 2010, the IRS removed the rehabilitation proceeding to the United States District Court for the Western District of Wisconsin (the “District Court”). On December 17, 2010, the IRS filed a motion in the District Court to dissolve the Supplemental Injunction. The Commissioner moved to remand the proceeding back to the Rehabilitation Court, and on January 14, 2011, that motion was granted by the District Court, which found that it lacked subject matter jurisdiction. The IRS has appealed this decision to the United States Court of Appeals for the Seventh Circuit. On January 20, 2011, the Seventh Circuit sua sponte ordered the IRS to show cause why its appeal should not be dismissed for lack of jurisdiction, which led to additional briefing.

On January 24, 2011, the Rehabilitation Court issued its Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation, with Findings of Fact and Conclusions of Law (the “Confirmation Order”). Notices of appeal from the Confirmation Order were filed by the following: ALL; Lloyds; Depfa; Wells Fargo Bank, N.A., as Trustee for Las Vegas Monorail Bondholders; the Consumer Asset Protection Company; the United States on behalf of the IRS; Eaton Vance Management, Eaton Vance Municipal Income Trust, Eaton Vance Municipal Bond Fund, and Eaton Vance Municipal Bond Fund II; One State Street; Bank of America, N.A., in its Capacity as Trustee and in Similar Capacities for Certain Residential Mortgage-backed Securities Trusts; Freddie Mac; Wells Fargo N.A., in its Capacity as Trustee and in Similar Capacities for Certain Residential Mortgage-backed Securities Trusts and as Indenture Trustee on Certain Student Loan-backed Securities Transactions; Wilmington Trust Company and Wilmington Trust FSB; the Federal National Mortgage

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Association; U.S. Bank, N.A., in its Capacity as Trustee for Certain Securitization Trusts; Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, in their Capacities as Trustees for Certain Securitization Trusts; and the RMBS Investors (as defined above).

On February 9, 2011, the IRS filed a complaint and a motion for a preliminary injunction in the District Court seeking, inter alia, to enjoin enforcement of the Supplemental Injunction and the Confirmation Order against the IRS. The District Court dismissed the suit for lack of subject matter jurisdiction on February 18, 2011, and the IRS filed a notice of appeal on February 22, 2011.

On February 10, 2011, the Commissioner filed a motion seeking Rehabilitation Court approval for a settlement with three of the four LVM Bondholders, i.e., Nuveen Asset Management, Restoration Capital Management LLC and Stone Lion Capital Partners L.P. The impact of the settlement on the pending appeals will depend on a number of conditions and contingencies, including the approval of the Rehabilitation Court. A hearing was scheduled to consider this settlement on April 21, 2011.

On March 3, 2011, the Commissioner filed a motion seeking Rehabilitation Court approval for a settlement with One State Street. The effectiveness of this settlement depends on a number of conditions and contingencies, including approval of the Rehabilitation Court. A hearing was scheduled to consider this settlement on March 24, 2011.

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the “pay as you go” CDS contracts should be characterized as capital assets or that certain payments made with respect to the CDS contracts should be characterized as capital losses. Recently, the Internal Revenue Service opened an examination into certain issues related to Ambac Assurance’s tax accounting methods with respect to such CDS contracts and Ambac Assurance’s related characterization of such losses as ordinary losses. Although, as discussed above, Ambac Assurance believes these contracts are properly characterized as notional principal contracts, if the Internal Revenue Service today were to successfully assert, as a result of its examination, that these contracts should be characterized as capital assets or as generating capital losses, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes up to an estimated amount of $1,079,000. On November 9, 2010, the Company and the IRS agreed to a stipulation on the record that provides that the IRS would give notice at least 5 business days prior to taking any action against the Company’s nondebtor subsidiaries in the consolidated tax group that would violate the State Court Injunction, whether or not in effect. The stipulation permits the status quo to be maintained from November 9, 2010 until a hearing on the preliminary injunction that the Company plans to seek under Bankruptcy Code section 105(a) barring assessment and collection of the 2003 through 2008 tax refunds by the IRS against the Company’s nondebtor subsidiaries in the consolidated tax group. On the same date, Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds. On January 14, 2011, the IRS filed its Answer and opposition to Ambac’s Motion for Temporary Restraining Order and Preliminary Injunction. As of this date, no hearing on such Motion has been scheduled. On January 13, 2011, the IRS filed a motion in the United States District Court for the Southern District of New York (“USDC SDNY”) to withdraw the Adversary Proceeding from the Bankruptcy Court to the USDC SDNY. Ambac has opposed such motion. On February 1, 2011, Ambac filed a motion with the Bankruptcy Court for Pretrial Conference and for Authorization to Implement Alternative Dispute Resolution Procedures. The Bankruptcy Court on March 2, 2011 ordered the process of non-binding mediation to begin on or about May 1, 2011 and to conclude no later than on or about September 6, 2011. The

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Bankruptcy Court also approved a scheduling order which, among other things, ordered fact discovery in the Adversary proceeding to be completed by August 5, 2011; dispositive motions to be filed by September 16, 2011, and trial to be scheduled, thereafter, pursuant to further order of the Court.

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

In connection with Ambac’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, it has filed the following lawsuits. Ambac Assurance Corporation v. EMC Mortgage Corporation (U.S. District Court for the Southern District of New York, filed on November 5, 2008). As originally filed, this lawsuit asserted claims for breach of contract, indemnification and reimbursement against EMC, formerly a wholly-owned subsidiary of The Bear Stearns Companies, Inc. On July 28, 2010, Ambac made a motion to amend the complaint to new claims and parties. In particular, Ambac sought to add claims of fraudulent conduct by EMC and EMC’s affiliate Bear, Stearns & Co., Inc. (now known as J. P. Morgan Securities Inc.). In a decision dated February 8, 2011, the Court granted the motion to amend to allow Ambac to pursue a fraud claim against EMC and J.P. Morgan Securities Inc., but denied the motion to amend to allow assertion of federal securities law claims. As a result of the decision, the Court lost jurisdiction over the litigation and closed the case. Ambac intends to re-file the suit in New York state court. Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York), filed on January 12, 2010. Ambac has alleged breach of contract, fraudulent inducement, breach of implied duty of good faith and fair dealing, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. On July 8, 2010, the defendants moved to dismiss the complaint. Ambac opposed the motion and the Court held oral argument on October 12, 2010. The Court has not yet decided the motion. Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). Ambac has alleged breach of contract, fraudulent inducement, indemnification and reimbursement, breach of representations and warranties and has requested the repurchase of loans that breach representations and warranties as required under the contracts as well as damages and has asserted a successor liability claim against Bank of America.

It is not reasonably possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for certain litigation matters discussed above which are probable and reasonably estimable, and management’s estimated range of loss for such matters, are not material to the operating results or financial

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

position of the Company. For the remaining litigation matters that do not meet the “probable and reasonably estimable” accrual threshold and where no loss estimates have been provided above, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.

14        STOCKHOLDERS’ EQUITY

Stockholders’ equity includes non-controlling interests primarily related to the preferred stock of Ambac Assurance. During 2009, Ambac Assurance sold an additional $100,000 of preferred stock. Also, in 2009, Ambac Assurance retired 5,589 shares of preferred stock for $11,178; 4,686 of these shares were acquired in connection with a CDO commutation in July 2009. The retirement of the preferred stock resulted in an increase in equity attributed to Ambac Financial Group, Inc. of $128,547.

The following schedule presents the effects of changes in Ambac Financial Group, Inc.’s ownership interest in Ambac Assurance on the equity attributable to Ambac Financial Group, Inc.:

Income (Loss) Attributable to Ambac Financial Group, Inc.

Debtor-In-Possession

Transfers (to) from the noncontrolling interest

As of December 31, 2010 and 2009

	2010	2009
Net loss attributable to Ambac Financial Group, Inc.	($753,199)	($14,613)
Transfers (to) from the noncontrolling interest:
Increase in Ambac Financial Group, Inc’s paid-in-capital from retirement of 5,589 shares of preferred stock in 2009	—	128,547

Change from net (loss) income attributable to Ambac Financial Group, Inc. and transfers (to) from noncontrolling interest	($753,199)	$113,934

In June 2010, Ambac entered into a series of debt for equity exchanges with certain holders of Ambac’s 9.375% debentures, due August 2011. Ambac has issued an aggregate of 13,638,482 shares of its common stock in exchange for $20,311 in aggregate principal amount of the 2011 debentures. Ambac recognized a gain on the extinguishment of these debentures in the amount of $10,693, which was the difference between the fair value of the new shares issued less than the net carrying value of the debentures. As a result of our Bankruptcy Filing, the remaining debentures outstanding are included in Liabilities subject to compromise on our consolidated financial statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

15        GUARANTEES IN FORCE

The gross par amount of financial guarantees outstanding was $345,127,000 and $422,237,000 at December 31, 2010 and 2009, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $318,854,000 and $390,406,000 at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

	Net Par Amount Outstanding
	2010	2009
Public Finance:
Lease and tax-backed revenue	$65,843,000	$73,081,000
General obligation	48,241,000	54,047,000
Utility revenue	26,360,000	30,835,000
Transportation revenue	20,722,000	22,501,000
Higher education	15,279,000	16,577,000
Housing revenue	9,878,000	10,247,000
Health care revenue	9,603,000	11,987,000
Other	3,423,000	3,892,000

Total Public Finance	199,349,000	223,167,000

Structured Finance:
Mortgage-backed and home equity	27,488,000	32,407,000
Other CDOs	11,463,000	18,313,000
Student loan	11,408,000	14,518,000
Investor-owned utilities	10,685,000	13,212,000
Asset-backed and conduits	10,005,000	16,455,000
CDO of ABS > 25% MBS	—	16,718,000
Other	2,750,000	3,092,000

Total Structured Finance	73,799,000	114,715,000

International Finance:
Investor-owned and public utilities	10,861,000	10,388,000
Asset-backed and conduits	10,738,000	13,691,000
Sovereign/sub-sovereign	7,119,000	6,859,000
Other CDOs	6,775,000	9,083,000
Transportation	6,744,000	7,584,000
Mortgage-backed and home equity	1,898,000	3,386,000
Other	1,571,000	1,533,000

Total International Finance	45,706,000	52,524,000

Total	$318,854,000	$390,406,000

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac’s total outstanding “asset-backed and conduit” exposures within both Structured Finance and International Finance are comprised of the following bond types as of December 31, 2010 and December 31, 2009:

Business Mix by Net Par	December 31, 2010	December 31, 2009
Commercial ABS	$17,813,000	$23,217,000
Consumer ABS	2,930,000	6,229,000
Asset-backed commercial paper conduits	—	700,000

Total	$20,743,000	$30,146,000

As of December 31, 2010 and 2009, the International Finance guaranteed portfolio is shown in the following table by location of risk:

	Net Par Amount Outstanding
	2010	2009
United Kingdom	$22,215,000	$22,840,000
Australia	6,292,000	6,034,000
Italy	3,674,000	3,821,000
Austria	999,000	1,842,000
Turkey	848,000	1,149,000
Internationally diversified(1)	7,793,000	9,914,000
Other international	3,885,000	6,924,000

Total International Finance	$45,706,000	$52,524,000

(1)	Internationally diversified obligations represent pools of geographically diversified exposures which includes significant components of domestic exposure.

Gross financial guarantees in force (principal and interest) was $554,700,000 and $677,553,000 at December 31, 2010 and 2009, respectively. Net financial guarantees in force (after giving effect to reinsurance) was $509,429,000 and $619,566,000 as of December 31, 2010 and 2009, respectively.

In the United States, California and New York were the states with the highest aggregate net par amounts in force, accounting for 12.3% and 6.6% of the total at December 31, 2010. No other state accounted for more than 5%. The highest single insured risk represented 1.0% of the aggregate net par amount guaranteed.

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees of $5,919,000 at December 31, 2010. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 80% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at the Company’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain asset eligibility requirements must be met, or (iii) for commitments to provide protection in credit derivative form, the commitment may not be exercised upon an event of default or after the reinvestment period. Moreover, as a consequence of the Segregated Account Rehabilitation Proceedings and under the terms of the Settlement Agreement, it is unclear whether such new

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

policies could be issued. Accordingly, the $5,919,000 of commitments outstanding at December 31, 2010 does not necessarily reflect actual future amounts. Additionally, due to Ambac’s current financial strength ratings and investor concern with respect to our financial position, certain commitments are unlikely to be exercised.

16        FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosures establishes a framework for measuring fair value and disclosures about fair value measurements.

The carrying amount and estimated fair value of financial instruments are presented below:

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities(1)	$6,020,895	$6,020,895	$7,572,570	$7,572,570
Fixed income securities pledged as collateral(1)	123,519	123,519	167,366	167,366
Short-term investments	708,797	708,797	962,007	962,007
Other investments	100	100	1,278	1,278
Cash	9,497	9,497	112,079	112,079
Loans	20,167	21,706	80,410	93,614
Derivative assets	290,299	290,299	496,494	496,494
Other assets	17,909	17,909	18,843	18,843
Variable interest entity assets:
Fixed income securities	1,904,361	1,904,361	525,947	525,947
Restricted cash	2,098	2,098	1,151	1,151
Loans	16,005,066	15,990,120	2,635,961	2,615,260
Derivative assets	4,511	4,511	109,411	109,411

Financial liabilities:
Obligations under investment, repurchase and payment agreements	$805,632	$811,263	$1,290,933	$1,341,280
Liabilities subject to compromise	1,622,189	130,826	—	—
Long-term debt	208,260	270,600	1,631,556	358,864
Derivative liabilities	348,791	348,791	3,536,858	3,536,858
Liability for net financial guarantees written	5,977,077	1,638,181	5,639,122	2,035,987
Variable interest entity liabilities:
Long-term debt	16,101,026	16,073,110	3,008,628	2,974,654
Derivative liabilities	1,580,120	1,580,120	—	—

(1)	See breakout of fixed income securities in Note 3.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Fair value Hierarchy:

ASC Topic 820 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with ASC Topic 820, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

•	Level 1	–	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury securities, exchange traded futures contracts, money market funds and mutual funds.

•	Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include direct investments in fixed income securities representing municipal, asset-backed and corporate obligations, financial services derivatives (including certain interest rate and currency swap derivatives), certain credit derivative contracts and most long-term debt of variable interest entities consolidated under ASC Topic 810.

•	Level 3	–	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include most credit derivative contracts written as part of the financial guarantee business, certain financial services interest rate swaps contracts which are not referenced to commonly quoted interest rates and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities and loan receivables, as well as certain long-term debt of variable interest entities consolidated under ASC Topic 810.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
2010
Financial assets:
Fixed income securities:
Municipal obligations	$—	$2,204,106	$—	$2,204,106
Corporate obligations	—	909,839	8,069	917,908
Foreign obligations	—	118,455	—	118,455
U.S. government obligations	156,873	—	—	156,873
U.S. agency obligations	—	87,097	1,197	88,294
Residential mortgage-backed securities	—	1,498,692	—	1,498,692
Collateralized debt obligations	—	1,823	30,433	32,256
Other asset-backed securities	—	844,838	159,473	1,004,311
Short term investments	708,797	—	—	708,797
Fixed income securities, pledged as collateral:
U.S. government obligations	115,402	—	—	115,402
Residential mortgage-backed securities	—	8,117	—	8,117
Cash	9,497	—	—	9,497
Derivative assets:
Interest rate swaps—asset position	—	142,842	265,457	408,299
Interest rate swaps—liability position	—	(105)	(129,080)	(129,185)
Future contracts	11,185	—	—	11,185
Other assets	—	—	17,909	17,909
Variable interest entity assets:
Fixed income securities:
Corporate obligations	—	—	1,904,361	1,904,361
Restricted cash	2,098	—	—	2,098
Loans	—	—	15,800,918	15,800,918
Derivative assets:
Credit derivatives	—	—	4,511	4,511

Total financial assets	$1,003,852	$5,815,704	$18,063,248	$24,882,804

Financial liabilities:
Derivative liabilities:
Credit derivatives	$—	$—	$221,684	$221,684
Interest rate swaps—asset position	—	—	(4,756)	(4,756)
Interest rate swaps— liability position	—	9,550	115,382	124,932
Futures contracts	—	—	—	—
Currency swaps	—	6,699	—	6,699
Other contracts	—	232	—	232
Variable interest entity liabilities:
Long-term debt	—	14,029,345	1,856,366	15,885,711
Derivative liabilities:
Interest rate swaps—asset position	—	(2,203)	—	(2,203)
Interest rate swaps—liability position	—	1,591,065	—	1,591,065
Currency swaps—asset position	—	(26,577)	—	(26,577)
Currency swaps—liability position	—	17,835	—	17,835

Total financial liabilities	$—	$15,625,946	$2,188,676	$17,814,622

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Level 1	Level 2	Level 3	Total
2009
Financial assets:
Fixed income securities	$233,416	$7,149,554	$189,600	$7,572,570
Fixed income securities, pledged as collateral	123,050	44,316	—	167,366
Short-term investments	962,007	—	—	962,007
Other investments(1)	—	1,178	—	1,178
Cash	112,079	—	—	112,079
Derivative assets:
Currency swaps—asset position	—	74,029	2,318	76,347
Currency swaps—liability position	—	—	(18,574)	(18,574)
Interest rate swaps—asset position	—	38,345	191,862	230,207
Interest rate swaps—liability position	—	(371)	(13,642)	(14,013)
Credit derivatives	—	—	212,402	212,402
Futures contracts	10,125	—	—	10,125
Other assets	—	—	18,843	18,843
Variable interest entity assets:
Fixed income securities	—	365,429	160,518	525,947
Restricted cash	1,151	—	—	1,151
Loans	—	—	2,428,352	2,428,352
Interest rate swaps	—	109,411	—	109,411

Total financial assets	$1,441,828	$7,781,891	$3,171,679	$12,395,398

Financial liabilities:
Derivative liabilities:
Currency swaps	$—	$12,241	$73,155	$85,396
Interest rate swaps—asset position	—	(3,879)	(118,035)	(121,914)
Interest rate swaps—liability position	—	154,966	165,800	320,766
Credit derivatives	—	—	3,251,893	3,251,893
Other contracts	—	717	—	717
Variable interest entity liabilities:
Long-term debt	—	2,401,553	388,003	2,789,556

Total financial liabilities	$—	$2,565,598	$3,760,816	$6,326,414

(1)	Excludes a $100 investment in 2010 and 2009, which is carried in the Consolidated Balance Sheets at cost.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

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

We reflect Ambac’s own creditworthiness in the fair value of financial liability by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline in Ambac’s creditworthiness as perceived by market participants will generally result in a higher CVA, thereby lowering the fair value of Ambac’s financial liabilities as reported. Through March 31, 2010 the CVA was determined using credit spreads observed in the market pricing of credit default swaps on Ambac or Ambac Assurance. The Ambac Assurance CVA at December 31, 2010 is internally estimated using related data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010) and current quoted prices of securities guaranteed by Ambac Assurance.

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At December 31, 2010, approximately 7%, 80%, and 3% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 10% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost.

Third party quotes represent the only input to the reported fair value of Level 2 fixed income securities. Fixed income securities are classified as Level 3 when the fair value is internally modeled. Information about the valuation inputs for fixed income securities classified as Level 3 is included below:

Corporate obligations:    These securities represent interest only strips of investment grade corporate obligations. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the valuation at December 31, 2010 include the following weighted averages:

a.	Coupon rate: 0.60%

b.	Maturity: 22.44 years

c.	Discount rate: 6.50%

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

U.S. agency obligations:    These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at December 31, 2010 include the following weighted averages:

a.	Coupon rate: 6.88%

b.	Maturity: 0.37 years

c.	Yield: 3.11%

Collateralized debt obligations:    Securities are floating rate senior notes with the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at December 31, 2010 include the following weighted averages:

a.	Coupon rate: 0.84%

b.	Weighted Average Life: 16.26 years

c.	Yield: 10.33%

Asset-backed securities:    These securities are floating rate investment grade notes collateralized by various asset types. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at December 31, 2010 include the following weighted averages:

a.	Coupon rate: 0.94%

b.	Weighted Average Life: 9.95 years

c.	Yield curve rate corresponding to WAL: 4.75%

Derivative Instruments:

Ambac’s derivative instruments comprise interest rate, currency, and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities The fair value of net credit derivative liabilities was reduced by $886,735 and $13,230,000 at December 31, 2010 and December 31, 2009, respectively, as a result of incorporating a CVA on Ambac Assurance into the valuation model for these transactions. Interest rate swaps, currency swaps or other derivative liabilities may also require an adjustment to fair value to reflect Ambac Assurance’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities were reduced by $68,772 at December 31, 2010 as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As described further below, certain valuation models require other inputs that are not readily observable in the market. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market. For derivatives that are less complex and trade in liquid markets or may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate and currency swaps, we utilize vendor-developed models. These models provide the net present value of the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the financial services derivatives, beginning 2008 have increased collateral requirements and triggered termination provisions in certain interest rate and currency swaps. Increased termination activity since the initial rating downgrades of Ambac Assurance has provided additional information about the current replacement and/or exit value of our financial services derivatives, which may not be fully reflected in our vendor-models but has been incorporated into the fair value of these derivatives at December 31, 2010 and 2009. These fair value adjustments are applied to individual groups of derivatives based on common attributes such as counterparty type and credit condition, term to maturity, derivative type and net present value. Generally, the need for counterparty (or Ambac) credit valuation adjustments is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments. For derivatives that do not trade, or trade in less liquid markets such as credit derivatives on collateralized debt obligations, a proprietary model is used because such instruments tend to be unique, contain complex or heavily modified and negotiated terms, and pricing information is not readily available in the market. Derivative fair value models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques. Ambac has not made significant changes to its modeling techniques for the periods presented.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 91 % of CDS gross par outstanding and 94 % of the CDS derivative liability as of December 31, 2010.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as had been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Internally estimated prices for CDO of ABS used in the valuation model also consider the discounted value of future cash flows of the reference obligations. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 9% of CDS gross par outstanding and 6% of the CDS derivative liability as of December 31, 2010.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

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

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Through March 31, 2010, the Ambac CVA was calculated by adjusting the discount rate used in the CDS present value calculations. Specifically, the discount rate used for the present value

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

calculations described above was LIBOR plus Ambac’s credit spread as observed from quotes of the cost to purchase credit protection on Ambac Assurance. The widening of Ambac’s own credit spread cannot result in our recognition of an asset on a CDS contract. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. To factor in the risk of Ambac’s non-performance as viewed by the market, through March 31, 2010 we adjusted the discount rate used to calculate the present value of hypothetical future CDS fees by adding the cost of credit default swap protection on Ambac Assurance to the LIBOR curve as of the valuation date. By incorporating the market cost of credit protection on Ambac into the discount rate, the fair value of Ambac’s liability (or the asset from the perspective of the credit protection buyer) will be decreased by an amount that reflects the market’s pricing of the risk that Ambac will not have the ability to pay. Late in March 2010, Ambac Assurance credit default swap pricing became unobservable following ISDA’s declaration of an event of default on such contracts. Therefore the Ambac CVA at December 31, 2010 cannot utilize the same market inputs as had been used in past periods. Use of an Ambac credit adjusted discount rate for longer term transactions resulted in a higher CVA than for shorter term transaction due to compounding. As of December 31, 2010, the Ambac CVA is a percentage applied to the estimated CDS liability fair value calculated as described above, but using only LIBOR in the present value calculations. At December 31, 2010, the Ambac CVA is internally estimated using relevant data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010) and quoted prices of securities guaranteed by Ambac Assurance, which indicate the market’s view of the recovery rate on Ambac Assurance’s insurance obligations. The estimated recovery rate of 20% results in an Ambac CVA of 80%. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, or when Ambac has a CDS asset arising from reinsured CDS exposure, those hypothetical future CDS fees are discounted at a rate which does not incorporate Ambac’s own spread but rather incorporates our counterparty’s credit spread (i.e. the discount rate used to value purchased credit derivative protection is LIBOR plus the current credit spread of the protection provider).

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given bond type, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made for the years ended December 31, 2010 and 2009. Ambac is not transacting CDS business currently and other guarantors have stated they have exited this product. Although relevant new transactions are not occurring in the financial guarantee marketplace, we have entered into negotiated settlements of CDS contracts, including CDS terminations in connection with the September 2010 Settlement Agreement as described in Note 1. These settlements have primarily related to our written CDS on CDO of ABS transactions, all of which are terminated as of June 30, 2010. Because of the significant differences between the CDO of ABS transactions compared to the other CDS remaining in the portfolio, including the generally lower credit quality, we do not believe the settlements of these transactions provide information that warrants adjustment to the fair value model of CDS as of December 31, 2010.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and receivable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $18,766,354 and $43,276,321 at December 31, 2010 and December 31, 2009, respectively.

Credit derivative liabilities at December 31, 2010 had a combined fair value of $221,684 and related to underlying reference obligations that are classified as either CLOs or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives as of December 31, 2010 is summarized below:

	CLOs	Other(1)
Notional outstanding	$11,592,697	$4,996,193
Weighted average reference obligation price	91.2	85.2
Weighted average life (WAL) in years	3.4	4.1
Weighted average credit rating	AA-	A+
Weighted average relative change ratio	34.4%	38%
CVA percentage	80%	80%
Fair value of derivative liabilities	$70,467	$72,692

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $2,177,464, WAL of 5.0 years and liability fair value of $78,524. Other inputs to the valuation of these transactions at December 31, 2010 include weighted average quotes of 18% of notional, weighted average rating of A+ and Ambac CVA percentage of 80%.

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

Under our current financial guarantee model, the key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Surveillance Group. With respect

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written was discounted at rate that reflects Ambac’s credit risk. At December 31, 2010, the Ambac CVA is internally estimated using relevant data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010) and quoted prices of securities guaranteed by Ambac Assurance, which indicate the market’s view of the recovery rate on Ambac Assurance’s insurance obligations. The estimated recovery rate of 20% results in an Ambac CVA of 80%. The credit spread used to estimate the nonperformance risk component of the fair value of financial guarantees as of December 31, 2009 was 4,905 basis points. Refer to the Loss Reserves section located in Note 2 for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

There are a number of factors that limit our ability to accurately estimate the fair value of our financial guarantees. The first limitation is the lack of observable pricing data points as a result of Ambac no longer writing new financial guarantee business. Additionally, although the fair value accounting guidance for liabilities requires a company to consider the cost to completely transfer its obligation to another party of comparable credit worthiness, our primary insurance obligation is irrevocable and thus there is not established active market for transferring such obligations. Variables which are not incorporated in our current fair value estimate of financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guarantee premium levels relative to the underlying insured obligations’ credit spreads.

Liabilities Subject to Compromise:

The carrying amount of Liabilities Subject to Compromise in the first table of Note 16 includes the carrying value of long-term debt. The fair value of Ambac’s debt included in Liabilities Subject to Compromise as of December 31, 2010 is based on quoted market prices. As described in Note 1, Ambac’s Bankruptcy Filing constituted an event of default with respect to these debt securities.

Long-term Debt:

The fair value of surplus notes issued by Ambac Assurance and classified as long-term debt is internally estimated considering numerous factors, including market transactions for other Ambac Assurance obligations, discounted projected cash flows of Ambac Assurance and projected cash payments on the surplus notes discounted at a rate adjusted to reflect the market’s view of Ambac Assurance’s credit quality. The fair value of Ambac’s debentures included in Long-term debt as of December 31, 2009 is based on quoted market prices.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Variable Interest Entity Assets and Liabilities:

The assets and liabilities of VIEs consolidated under ASC Topic 810 consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based on internal discounted cash flow models. VIE debt instruments considered Level 3 include fixed rate, floating rate and zero coupon notes secured by various asset types, primarily European ABS. Information about the valuation inputs for the various VIE debt categories classified as Level 3 is as follows:

European ABS transactions:    Fair values were calculated by discounting contractual payments to maturity. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at December 31, 2010 include the following weighted averages:

a.	Coupon rate: 4.21%

b.	Maturity: 17.13 years

c.	Discount rate: 7.11%

Other classes:    Other classes include European Public Finance Initiatives, utilities, transportation and asset lease financing transactions. Fair values were calculated by discounting contractual payments to maturity. The discount rates used were derived from the third party quoted values (Level 2) for comparable notes from the same securitization when available. When no quotes were received on notes in a given structure, rates were derived from generic spreads for similar securities. Significant inputs for the valuation at December 31, 2010 include the following weighted averages:

a.	Coupon rate: 7.73%

b.	Maturity: 6.51 years

c.	Discount rate: 5.80%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. All VIE derivatives at December 31, 2010 and December 31, 2009 use vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 6.3%. The value of future loss payments to be paid by Ambac to the VIEs equals 20% of the loss reserve value computed for financial guarantee accounting under ASC Topic 944, with the 80% haircut reflecting the Ambac credit adjustment.

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2010 and 2009. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
2010	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$189,600	$18,843	$(2,998,447)	$160,518	$2,428,352	—	$(388,003)	$(589,137)
Additions of VIEs for ASC 2009-17	—	—	—	3,817,065	17,541,600	(153,369)	(6,699,121)	14,506,175
Total gains/(losses) realized and unrealized:
Included in earnings	(222)	(934)	(1,886)	767,693	717,852	(653)	(1,430,729)	51,121
Included in other comprehensive income	(1,353)	—	—	(7,377)	(469,007)	—	23,033	(454,704)
Purchases, issuances and settlements	(4,030)	—	2,922,507	—	(772,061)	—	62,145	2,208,561
Transfers in Level 3	15,177	—	(118,107)	—	—	—	(588,083)	(691,013)
Transfers out of Level 3	—	—	—	—	—	—	2,757,245	2,757,245
Deconsolidation of VIEs	—	—	—	(2,833,538)	(3,645,818)	158,533	4,407,147	(1,913,676)

Balance, end of period	$199,172	$17,909	$(195,933)	$1,904,361	$15,800,918	$4,511	$(1,856,366)	$15,874,572

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

				VIE Assets and Liabilities
2009	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$83,453	$14,290	$(8,031,410)	—	—	—	—	$(7,933,667)
Additions of VIEs for ASC 2009-17	—	—	—	126,537	2,417,584	—	(381,274)	2,162,847
Total gains/(losses) realized and unrealized:
Included in earnings	64	4,553	3,759,321	33,981	10,768	—	(6,729)	3,801,958
Included in other comprehensive income	23,176	—	—	—	—	—	—	23,176
Purchases, issuances and settlements	(6,647)	—	1,305,157	—	—	—	—	1,298,510
Transfers in Level 3	120,253	—	(31,515)	—	—	—	—	58,039
Transfers out of Level 3	(30,699)	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—	—	—	—

Balance, end of period	$189,600	$18,843	$(2,998,447)	$160,518	$2,428,352	—	$(388,003)	$(589,137)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of December 31, 2010 and December 31, 2009. Derivative instruments are transferred into Level 3 when the use of unobservable inputs become significant to the overall valuation. During 2009 and 2010, transfers of derivatives to Level 3 related to the inclusion of fair value adjustments to reflect estimated replacement or exit costs, as described under “Derivative Instruments” above, which are not reflected in the net present value of the projected contractual cash flows. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers in or out of Level 1 for the periods presented. All Level 1, 2, and 3 transfers are recognized at the beginning of each accounting period.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for years ended December 31, 2010 and 2009 are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues	Income (loss) on variable interest entity activities	Other income
2010
Total gains or losses included in earnings for the period	$(222)	$(2,757,624)	$2,817,807	$(62,070)	$54,163	$(934)
Gains or losses relating to the assets and liabilities still held at the reporting date	(222)	15,698	(461,892)	48,923	627,207	(934)

2009
Total gains or losses included in earnings for the period	$64	$(1,360,461)	$5,173,985	$(54,203)	$38,020	$4,553
Gains or losses relating to the assets and liabilities still held at the reporting date	64	36,378	2,641,499	(38,619)	38,020	4,553

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

New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance. The New York financial guarantee insurance law also establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net financial guarantee liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. Wisconsin laws and regulations applicable to financial guarantors, as well as the laws of several other states, are less comprehensive than New York law and relate primarily to single and aggregate risk limits.

As a result of decreased statutory capital resulting from the significant losses experienced by Ambac Assurance, Ambac Assurance is not in compliance with its regulatory single and aggregate risk limits. Through

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

run-off of the portfolio, Ambac Assurance will seek to reduce its exposure to no more than the permitted amounts, but may not be able to due so. Everspan is in compliance with all of such limits.

Ambac Assurance’s ability to pay dividends is generally restricted by law and subject to approval by OCI. Wisconsin insurance law restricts the payment of dividends in any 12-month period without regulatory approval to the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31, and (b) the greater of (i) statutory net income (loss) for the calendar year preceding the date of dividend, minus realized capital gains for that calendar year or (ii) the aggregate of statutory net income (loss) for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years. In connection with the termination of reinsurance contracts, OCI requires adjustments to the dividend calculation for any surplus or net income gains recognized. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying OCI 30 days in advance of payment. Based upon these restrictions, at December 31, 2010, Ambac Assurance will not be able to pay dividends during 2011, without regulatory approval. Ambac Assurance did not pay cash dividends on its common stock in 2010 and 2009.

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

Statutory capital and surplus was $1,026,920 (unaudited) and $801,869 at December 31, 2010 and 2009, respectively. Qualified statutory capital was $1,539,524 (unaudited) and $1,154,037 at December 31, 2010 and 2009, respectively. Statutory net loss for Ambac Assurance was $1,471,903 (unaudited) $2,479,612 and $4,034,666 for 2010, 2009 and 2008, respectively. Statutory capital and surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, consolidation of subsidiaries, premiums earned, policy acquisition costs and deferred income taxes differently.

OCI has prescribed an accounting practice that differs from NAIC SAP. Paragraph 7 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” (“SSAP 60”) allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of each calendar year. Additionally, in accordance with paragraph 7 of Statutory Accounting Principles No. 5 “Liabilities, Contingencies and Impairments of Assets”, Ambac Assurance records probable losses on its subsidiaries credit derivative contracts, using a discount rate equal to the average rate of return on its admitted assets. The Company’s average rates of return on its admitted assets at December 31, 2010 and December 31, 2009 were 7.06% and 6.74%, respectively. OCI has directed the Company to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees. Statutory surplus at December 31, 2010 and December 31, 2009 was lower by $35,233 and $1,515,691, respectively, than if the Company had reported such amounts in accordance with NAIC SAP.

OCI has prescribed an additional accounting practice that differs from NAIC SAP. Paragraph 4 of Statement of Statutory Accounting Principles No. 41 “Surplus Notes” (“SSAP 41”) states that proceeds received by the issuer of surplus notes must be in the form of cash or other admitted assets having readily determinable values

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

and liquidity satisfactory to the commissioner of the state of domicile. Under the statutory accounting principles as generally applied, surplus notes issued in conjunction with commutations or the settlement of claims would be valued at zero upon issuance pursuant to paragraph 4, SSAP 41. OCI has directed the Company to record surplus notes issued in connection with commutations or the settlement of claims at full par value upon issuance as in these instances the surplus notes do not represent a contribution of capital, but rather a distribution of value from the common and preferred shareholders of the Company. The surplus notes issued in connection with commutations or settlement of claims has a claim against surplus senior to the preferred and common shareholders. Statutory surplus is not impacted as a result of the prescribed practice as it is a reclassification from unassigned funds to surplus notes.

OCI has extended the preceding prescribed practice related to surplus notes to the evaluation of other-than-temporary impairments for Ambac Assurance guaranteed securities held in the investment portfolio. Paragraph 35 of Statement of Statutory Accounting Principles No. 43R ‘“Loan-backed and Structured Securities” states that when an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. Under NAIC SAP, the present value of cash flows expected to be collected should include the fair value of surplus notes received from Ambac Assurance, as required under the Segregated Account Rehabilitation Plan. OCI has prescribed an accounting practice that differs from NAIC and has directed the Company to utilize par value rather than fair value of these surplus notes in this computation. Statutory surplus at December 31, 2010 is greater by $76,709 than if the present value of the cash flows expected to be collected included the surplus notes at fair value in accordance with NAIC SAP.

Wisconsin accounting practices for changes to contingency reserves differ from NAIC SAP. Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. Under section 3.08(7)(b) of the Wisconsin Administrative Code, contributions to and releases from the contingency reserve are to be recorded through underwriting income. The Company received permission from OCI to record contributions to and releases from the contingency reserve and the related tax and loss bond impact, in accordance with NAIC SAP. Statutory surplus is the same using each of these accounting practices.

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

DEBTOR-IN-POSSESSION

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

The following tables are a summary of financial information by reportable segment as of and for the years ended December 31, 2010, 2009 and 2008:

	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2010:
Revenues:
Unaffiliated customers	$439,225	($16,936)	$11,846	$—	$434,135
Intersegment	(133,761)	134,133	4,821	(5,193)	—

Total revenues	$305,464	$117,197	$16,667	($5,193)	$434,135

Income before income taxes and reorganization items:
Unaffiliated customers	($540,767)	($47,520)	($132,734)	$—	($721,021)
Intersegment	(142,205)	140,009	4,209	(2,013)	—

Total income before income taxes and reorganization items	($682,972)	$92,489	($128,525)	($2,013)	($721,021)

Total assets	$27,463,423	$1,508,770	$74,920	$—	$29,047,113

2009:
Revenues:
Unaffiliated customers	$4,072,294	($206,007)	$34,154	$—	$3,900,441
Intersegment	50,120	(49,297)	359	(1,182)	—

Total revenues	$4,122,414	($255,304)	$34,513	($1,182)	$3,900,441

Income before income taxes and reorganization items:
Unaffiliated customers	$1,081,263	($252,726)	($103,632)	$—	$724,905
Intersegment	42,090	(45,032)	2,942	—	—

Total income before income taxes and reorganization items	$1,123,353	($297,758)	($100,690)	$—	$724,905

Total assets	$16,886,982	$1,949,419	$49,966	$—	$18,886,367

2008:
Revenues:
Unaffiliated customers	($2,510,574)	($260,020)	$3,309	$—	($2,767,285)
Intersegment	22,608	(23,919)	219,766	(218,455)	—

Total revenues	($2,487,966)	($283,939)	$223,075	($218,455)	($2,767,285)

Income before income taxes and reorganization items:
Unaffiliated customers	($4,953,930)	($507,744)	($156,669)	$—	($5,618,343)
Intersegment	37,160	(32,974)	214,374	(218,560)	—

Total income before income taxes and reorganization items	($4,916,770)	($540,718)	$57,705	($218,560)	($5,618,343)

Total assets	$10,971,320	$6,121,415	$166,938	$—	$17,259,673

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment, by location of risk for the years ended December 31, 2010, 2009 and 2008:

	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives
2010
United States	($362,902)	$409,370	($60,609)
United Kingdom	(18,003)	72,472	16,301
Other international	(95,187)	64,133	104,491

Total	($476,092)	$545,975	$60,183

2009
United States	($300,001)	$568,935	$3,454,919
United Kingdom	(59,540)	134,824	14,082
Other international	(189,305)	93,601	343,926

Total	($548,846)	$797,360	$3,812,927

2008
United States	$332,605	$842,628	($3,625,550)
United Kingdom	79,315	69,773	(21,600)
Other international	124,955	110,356	(383,972)

Total	$536,875	$1,022,757	($4,031,122)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

19        QUARTERLY FINANCIAL INFORMATION (unaudited)

	First	Second	Third	Fourth	Full Year
2010:
Gross premiums written	($149,400)	($41,735)	$53,200	($338,157)	($476,092)
Net premiums written	(130,784)	(43,413)	98,783	(290,315)	(365,729)
Net premiums earned	125,231	167,005	143,085	110,654	545,975
Financial guarantee net investment income	117,570	69,028	69,840	67,604	324,042
Financial guarantee total other-than-temporary impairment losses	(31,349)	(7,487)	(6,584)	(11,304)	(56,724)
Financial guarantee net realized investment gains	55,139	18,281	2,053	932	76,405
Net change in fair value of credit derivatives	(167,139)	202,181	9,412	15,729	60,183
(Loss) income on variable interest entities	(492,704)	(38,546)	26,377	(111,815)	(616,688)
Financial services investment income	9,268	8,861	8,425	7,575	34,129
Financial services other revenue	(60,966)	(82,513)	(78,368)	100,987	(120,860)
Financial services net other-than-temporary impairment losses recognized in earnings	—	(3,079)	—	—	(3,079)
Financial services net realized investment gains	1,410	65,832	464	5,168	72,874
Total revenues	(499,139)	381,170	361,156	190,948	434,135
Losses and loss expenses	89,152	323,326	165,396	141,488	719,362
Financial guarantee underwriting and operating expenses	50,496	58,931	41,200	47,796	198,423
Financial guarantee interest expense	—	6,886	27,492	27,829	62,207
Financial services interest expense from investment and payment agreements	5,434	4,357	3,951	3,102	16,844
Financial services other expenses	3,627	3,124	3,460	3,529	13,740
Corporate interest expenses	30,159	29,597	29,878	12,644	102,278
Reorganization items	—	—	—	31,980	31,980
(Loss) income before income taxes	(689,955)	(57,696)	76,084	(81,434)	(753,001)
Net (loss) income attributable to Ambac Financial Group, Inc.	(690,051)	(57,559)	76,006	(81,595)	(753,199)
Net (loss) income per share:
Basic	($2.39)	($0.20)	$0.25	($0.27)	($2.56)
Diluted	($2.39)	($0.20)	$0.25	($0.27)	($2.56)

2009:
Gross premiums written	($39,251)	($118,420)	($231,213)	($159,962)	($548,846)
Net premiums written	(10,216)	40,091	158,466	(127,164)	61,177
Net premiums earned	196,812	177,732	238,401	184,415	797,360
Financial guarantee net investment income	100,875	125,506	137,645	118,658	482,684
Financial guarantee total other-than-temporary impairment losses	(744,741)	(675,394)	(32,529)	(118,054)	(1,570,718)
Financial guarantee net realized investment (losses) gains	(1,551)	7,710	86,916	38,585	131,660
Net change in fair value of credit derivatives	1,545,850	963	2,132,904	133,210	3,812,927
Income (loss) on variable interest entities	11	33	41,096	(33,686)	7,454
Financial services investment income	20,884	19,004	18,454	12,404	70,746
Financial services other revenue	(24,419)	(14,638)	(222,455)	84,143	(177,369)
Financial services net other-than-temporary impairment losses recognized in earnings	(85,490)	(186,708)	(11,660)	—	(283,858)
Financial services net realized investment gains (losses)	116,546	(2,310)	28,109	42,129	184,474
Total revenues	1,126,749	(476,881)	2,686,826	563,747	3,900,441
Losses and loss expenses	739,830	1,230,847	459,213	385,423	2,815,313
Financial guarantee underwriting and operating expenses	56,612	48,842	28,012	42,252	175,718
Financial services interest expense from investment and payment agreements	12,789	8,311	6,433	6,598	34,131
Financial services other expenses	3,951	3,541	3,316	1,780	12,588
Corporate interest expenses	29,846	29,837	29,918	30,025	119,626
Net income (loss) before income taxes	279,700	(1,794,922)	2,153,959	86,168	724,905
Net (loss) income attributable to Ambac Financial Group, Inc.	(392,187)	(2,368,794)	2,188,257	558,111	(14,613)
Net (loss) income per share:
Basic	($1.36)	($8.24)	$7.58	$1.93	($0.05)
Diluted	($1.36)	($8.24)	$7.58	$1.93	($0.05)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.

Disclosure controls and procedures are the controls and other procedures of Ambac that are designed to ensure that information required to be disclosed by Ambac in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Ambac’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the evaluation of disclosure controls and procedures as of December 31, 2010, a material weakness in internal control over financial reporting relating to the accuracy of inputs to a non-RMBS loss reserve model was identified. As a result of this material weakness described more fully below, Ambac’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, Ambac’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness in internal control over financial reporting, Ambac believes that the consolidated financial statements in this Form 10-K fairly present, in all material respects, Ambac’s consolidated financial condition, and consolidated results of its operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles (GAAP).

b. Management’s Report on Internal Control Over Financial Reporting Management of Ambac is responsible for establishing and maintaining adequate internal control over financial reporting. Ambac’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by Ambac’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Ambac’s consolidated financial statements for external reporting purposes in accordance with GAAP. Ambac’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of Ambac; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of Ambac; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Ambac’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010, management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Ambac management has determined that, as of December 31, 2010, the following material weakness existed in our internal control over financial reporting. We did not maintain effective controls over the accuracy of inputs to a non-RMBS loss reserve model. When utilizing models, our standard control procedures include a review of inputs to and outputs from such models to ensure that the models are processing data as expected. In this case, however, one of the model inputs was not reviewed by Ambac management for appropriateness, which led to an incorrect calculation in our initial loss reserve estimate. This material error was detected by our independent registered public accounting firm and the model was re-run with the correct inputs. Although management has corrected these input errors prior to stating our loss reserves, this error was not detected by management’s own internal control process.

As a result of the material weakness described above, Ambac management has concluded that, as of December 31, 2010, Ambac’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, and such report is included in Part II. Item 8 of this Form 10-K.

c. Remediation of Material Weakness in Internal Control Over Financial Reporting Ambac’s management has undertaken a review of controls and procedures over model utilization, particularly those models used for loss reserving, and expects to implement additional controls to address the material weakness discussed above.

Notwithstanding the evaluation and initiation of these remediation actions, the identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.

d. Changes in Internal Control Over Financial Reporting There were no changes in Ambac’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.

Item 9B.	Other Information.

None

Part III

Item 10.	Directors and Executive Officers of the Registrant.

Information relating to the Registrant’s executive officers and directors, including its Audit Committee and audit committee financial experts will be in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders or an Amendment to this Form 10-K, either of which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 (the “2011 Proxy Information”) and is incorporated herein by reference. Information relating to the Registrant’s Code of Business Conduct is included in Part I, Item 1 of this Form 10-K.

Item 11.	Executive Compensation.

Information relating to the Registrant’s executive officer and director compensation will be in the 2011 Proxy Information and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners of the Registrant’s common stock and information relating to the security ownership of the Registrant’s management will be in the 2011 Proxy Information t and is incorporated herein by reference.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance will be in the 2011 Proxy Information and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information relating to certain relationships and related transactions will be included in the 2011 Proxy Information and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be included in the 2011 Proxy Information and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this report:

1.	Financial Statements

The consolidated financial statements included in Item 8 above are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Schedule I—Summary of Investments Other Than Investments in Related Parties	221

Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	222-227

Schedule IV—Reinsurance	228

3.	Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description
3.01	Conformed Amended and Restated Certificate of Incorporation of Ambac Financial Group filed with the Secretary of State of the State of Delaware on July 11, 1997. (Filed as Exhibit 4.05 to Ambac Financial Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.)

3.02	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the Ambac Financial Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.)

3.03	Conformed Copy of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 28, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

3.04	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of Delaware on June 20, 2008 (Filed as Exhibit 4.04 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479).)

3.05	By-laws of Ambac Financial Group, as amended through October 21, 2008 (filed as Exhibit 3.04 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed October 27, 2008 and incorporated herein by reference.)

3.06	Certificate of Designations of Series A Mandatory Convertible Participating Preferred Stock of Ambac Financial Group, Inc. (Filed as Exhibit 3.5 to Ambac Financial Group, Inc.’s Form 8-A/A relating to the Corporate Units dated March 12, 2008 and incorporated herein by reference.)

4.01	Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.02	Indenture, dated as of August 1, 1991, between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to The Chase Manhattan Bank (National Association)). (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

4.03	Indenture dated as of August 24, 2001 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to the Chase Manhattan Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

4.04	Indenture dated as of April 22, 2003 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to JP Morgan Chase Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-104758) and incorporated herein by reference.)

4.05	Indenture dated as of February 15, 2006 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group Inc.’s Shelf Registration on Form S-3 dated February 16, 2006 and incorporated herein by reference.)

Exhibit Number	Description
4.06	Junior Subordinated Indenture dated as of February 12, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.11 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.07	First Supplemental Indenture dated as of February 7, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 1.01 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.08	Supplemental Indenture, dated as of March 12, 2008, by and between Ambac Financial Group, Inc. and The Bank of New York, as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.09	Remarketing Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, UBS Securities LLC and The Bank of New York, as purchase contract agent and attorney-in-fact of the holders of purchase contracts. (Filed as Exhibit 4.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.10	Purchase Contract Agreement, dated as of March 12, 2008, by and between Ambac Financial Group, Inc., and The Bank of New York, as purchase contract agent. (Filed as Exhibit 4.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.11	Pledge Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., The Bank of New York, as collateral agent, custodial agent and securities intermediary, and The Bank of New York, as purchase contract agent. (Filed as Exhibit 4.4 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.12	Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

4.13	Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit 4.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.14	Form of 5.95% Debenture due February 28, 2103 (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 26, 2003 and incorporated herein by reference.)

4.15	Form of 5.875% Debentures due March 24, 2103. (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated March 26, 2003 and incorporated herein by reference)

4.16	Form of 5.95% Debentures due December 5, 2035. (Filed as Exhibit 4.13 to Ambac Financial Group, Inc.’s Current Report on From 8-K dated November 29, 2005 and incorporated herein by reference.)

4.17	Form of 6.15% Directly Issued Subordinated Capital Securities due February 7, 2087. (Filed as Exhibit 4.13 to Ambac Financial Group Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.18	Replacement Capital Covenant dated as of February 12, 2007 by Ambac Financial Group, Inc. and in favor of and for the benefit of each Covered Debt Holder. (Filed as Exhibit 4.14 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.

4.19	Tax Benefit Preservation Plan, dated as of February 2, 2010, between Ambac Financial Group, Inc. and Mellon Investor Services LLC, as Rights Agent. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed February 3, 2010 and incorporated herein by reference.)

Exhibit Number	Description
10.01*	Agreement dated as of December 31, 2009 by and between Ambac Financial Group, Inc. and Robert Shoback. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.02*	Agreement dated as of March 5, 2010 by and between Ambac Financial Group, Inc. and Sean Leonard. (Filed as Exhibit 10.03 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.03	Employment Agreement dated as of June 24, 2009 between ABK Investment Advisors, Inc. (now known as RangeMark Investment Management, Inc.) and Robert S. Smith. (Filed as Exhibit 10.20 to Ambac Financial Group Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2009 and incorporated herein by reference.)

10.04*+	Directors’ Compensation Table (effective as of February 1, 2011).

10.05*	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of June 3, 2008. (Filed as Exhibit 4.07 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479) and incorporated herein by reference.)

10.06*	Form of Restricted Stock Unit Award. (Filed as Exhibit 10.05 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

10.07*	Form of Stock Option Award. (Filed as Exhibit 10.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

10.08*	Form of Notice of Award of Directors’ Phantom Stock Units. (Filed as Exhibit 10.07 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.09	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (As amended through January 27, 2009.) (Filed as Exhibit 10.08 to Ambac Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.10*	Form of Notice of Award of Directors’ Five Year Restricted Stock Units. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.11*	Form of Notice of Award of Directors’ Annual Stock Units. (Filed as Exhibit 10.13 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.12*	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 30, 2007. (Filed as Exhibit 10.43 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)

10.13+	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through December 22, 2010.

10.14*	Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999. (Filed as Exhibit 10.47 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.)

10.15*	Form of Amended and Restated Management Retention Agreement for Executive Officers. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.)

Exhibit Number	Description
10.16*	Form of Retention Agreement (Filed as Exhibit 10.17 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.17	Ambac Financial Group, Inc Severance Pay Plan (Applicable to termination on or after January 1, 2010) (Filed as Exhibit 10.26 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.18	Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

10.19	Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.20	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.21	Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guarantee Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

10.22	Management Services Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation. (Filed as Exhibit 10.22 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.23	Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation. (Filed as Exhibit 10.23 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.24	Aggregate Excess of Loss Reinsurance Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation. (Filed as Exhibit 10.24 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.25	Secured Note, dated as of March 24, 2010, from Ambac Assurance Corporation to the Segregated Account of Ambac Assurance Corporation. (Filed as Exhibit 10.25 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.26	Tax Sharing agreement, dated as of July 18, 1991 by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

10.27	Amendment No. 1 to Tax Sharing Agreement, dated as of October 1, 1997, by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

10.28	Amendment No. 2 to Tax Sharing Agreement, dated as of November 19, 2009, by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.4 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

Exhibit Number	Description
10.29	Amendment No. 3 to Tax Sharing Agreement, dated as of June 7, 2010, by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.4 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference.)

10.30	Settlement Agreement, dated as of June 30, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products LLC, Ambac Financial Group, Inc. and the parties listed on Schedule A thereto (Filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.)

10.31	Form of Commutation Agreement. (Filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference.)

10.32	Fiscal Agency Agreement, dated as of June 7, 2010, by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent. (Filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference.)

10.33+	Settlement, Discontinuance and Release Agreement, dated as of March 1, 2011, by and among One State Street, LLC, Ambac Financial Group, Inc., Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation.

10.34+	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation.

12.01+	Statement re computation of ratios.

21.01+	List of Subsidiaries of Ambac Financial Group, Inc.

23.01+	Consent of Independent Registered Public Accounting Firm.

24.01+	Power of Attorney for officers and directors of Ambac Financial Group, Inc. (included on the signature page of this report.)

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Plan of Operations of the Segregated Account of Ambac Assurance Corporation (Filed as Exhibit 99.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

99.2+	Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation.

99.3	Interim order pursuant to Sections 105(a), 362, and 541 of the bankruptcy code establishing procedures for certain transfers of equity interests in and claims against the debtor and scheduling a final hearing. (Filed as Exhibit 99.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.)

99.4	Interim order pursuant to Sections 105(a), 362, 363, and 364 of the bankruptcy code and bankruptcy rules 6003 and 6004 (i) authorizing debtor to continue using existing cash management system and bank accounts and honor related prepetition obligations, (ii) extending debtor’s time to comply with section 345(b) of the bankruptcy code, and (iii) scheduling a final hearing. (Filed as Exhibit 99.2 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.)

+	Filed herewith.
++	Furnished herewith

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

SCHEDULE I - SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

December 31, 2010

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet
U.S. government obligations	$266,841	$272,275	$272,275
U.S. agency obligations	81,696	88,294	88,294
Municipal obligations	2,161,627	2,204,106	2,204,106
Residential mortgage-backed securities	1,246,793	1,506,809	1,506,809
Collateralized debt obligations	40,997	32,256	32,256
Other asset-backed securities	1,019,894	1,004,311	1,004,311
Corporate obligations	897,670	917,908	917,908
Foreign obligations	113,127	118,455	118,455
Short-term	708,797	708,797	708,797
Other	100	100	100

Total	$6,537,542	$6,853,311	$6,853,311

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2010

(Dollar Amounts in Thousands Except Share Data)

2010
ASSETS
Assets:
Investments:
Fixed Income securities, at fair value (amortized cost of $22,500 in 2010)	$22,500
Short-term investments, at cost (approximates fair value)	40,917

Total Investments	63,417
Cash	74
Restricted cash	2,500
Investments in non-debtor subsidiaries	(378,566)
Other assets	10,522

Total assets	$(302,053)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Liabilities subject to compromise	$1,696,888
Accounts payable and other liabilities	9,595

Total liabilities	1,706,483

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—
Common Stock, par value $0.01 per share; authorized shares—650,000,000 at December 31, 2010 and 2009; issued shares—308,016,764 at December 31, 2010 and 294,378,282 at December 31, 2009	3,080
Additional paid-in capital	2,187,485
Accumulated other comprehensive income	291,774
Accumulated deficit	(4,042,335)
Common Stock held in treasury at cost, 5,893,054 shares at December 31, 2010 and 6,780,093 shares at December 31, 2009	(448,540)

Total stockholders’ deficit	(2,008,536)

Total liabilities and stockholders’ deficit	$(302,053)

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Operations

For the Year Ended December 31, 2010

(Dollar Amounts in Thousands)

2010
Revenues:
Dividend income	$2,013
Interest and other income	404
Net realized gains	10,172

Total revenues	12,589

Expenses:
Interest expense	102,280
Operating expenses	33,723

Total expenses	136,003

Loss before reorganization items, income taxes and equity in undistributed net income (loss) of non-debtor subsidiaries	(123,414)
Reorganization items	31,980

Loss before income taxes and equity in undistributed net loss of non-debtor subsidiaries	(155,394)
Federal income tax benefit	(118,831)

Loss before equity in undistributed net loss of non-debtor subsidiaries	(36,563)
Equity in undistributed net loss of non-debtor subsidiaries	(716,636)

Net loss	$(753,199)

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

For the Year Ended December 31, 2010

(Dollar Amounts in Thousands)

	Total		Ambac Financial Group, Inc.
		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2010	($2,287,785)	$—	($3,878,015)	($24,827)	$—	$2,944	$2,172,656	($560,543)
Comprehensive loss:
Net loss	(753,199)	(753,199)	(753,199)
Other comprehensive loss:
Unrealized gains on performing securities, net of deferred income taxes of $10,495(1)	332,251	332,251		332,251
Gain on derivative hedges, net of deferred income taxes of $755	1,403	1,403		1,403
Gain on foreign currency translation, net of deferred income taxes of $1,528	(18,336)	(18,336)		(18,336)

Other comprehensive gain	315,318	315,318

Total comprehensive loss	(437,881)	(437,881)

Adjustment to initially apply ASU 2009-17	705,046		702,042	3,004
Dividends declared—subsidiary shares to noncontrolling interest	(817)		(817)
Issuance of stock	9,618					136	9,482
Stock-based compensation	(108,720)		(112,346)	(1,721)			5,347
Cost of shares acquired	(342)							(342)
Shares issued under equity plans	112,345							112,345

Balance at December 31, 2010	($2,008,536)		($4,042,335)	$291,774	$—	$3,080	$2,187,485	($448,540)

(1)	Disclosure of reclassification amount:

2010
Unrealized holding gains arising during period	$397,082
Less: reclassification adjustment for net gains	64,831

Net unrealized gains on securities	$332,251

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

For the Year Ended December 31, 2010

(Dollar Amounts in Thousands)

2010
Cash flows from operating activities:
Net loss	$(753,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed net loss of non-debtor subsidiaries	716,636
Reorganization items	31,980
Net realized gains	(10,172)
Increase in current income taxes payable/receivable	29,268
Decrease in deferred income taxes payable/receivable	(147,047)
Increase in other assets	(2,755)
Transfers to restricted cash	2,500
Other, net	22,782

Net cash used in operating activities	(110,007)

Cash flows from investing activities:
Proceeds from matured bonds	1,985
Change in short-term investments	70,909
Return of capital and dividends from non-debtor subsidiary	36,500
Other, net	521

Net cash provided by investing activities	109,915

Net cash flow	(92)
Cash at January 1	166

Cash at December 31	$74

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense on debt	$61,568

Supplemental disclosure of noncash financing activities:

The company issued common stock upon the extinguishment of $20,311 in long-term debt.

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the year ended December 31, 2010 should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

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

Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852 “Reorganizations”. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings.

In accordance with ASC Topic 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the expected amount of the allowable claim. We have written-off premiums and discounts as well as debt issuance cost associated with unsecured debts that are subject to compromise at December 31, 2010. See below for Reorganization Items. For the purpose of presenting an entity’s financial condition during a Chapter 11 reorganization, the financial statements for periods including and after filing the Chapter 11 petition shall distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

All of the Debtor’s pre-petition debt is now in default due to the Bankruptcy Filing. As described below, the accompanying financial statements present the Debtor’s pre-petition debt within Liabilities subject to compromise. In accordance with ASC Topic 852, following the Petition Date, we discontinued recording interest expense on debt classified as Liabilities subject to compromise, which amounted to $16,431. The stated contractual interest on debt classified as Liabilities subject to compromise amounted to $113,552 for the year ended December 31, 2010.

Liabilities Subject to Compromise

As required by ASC Topic 852, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases and orders of the Bankruptcy Court. The Liabilities subject to compromise in the Condensed Balance Sheet consists of the following at December 31, 2010:

Accrued interest payable	$68,091
Accounts payable	4,951
Senior unsecured notes	1,222,189
Directly-issued Subordinated capital securities	400,000
Payable to non-debtor subsidiaries	1,657

Debtor’s Liabilities subject to compromise	$1,696,888

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The debt valuation adjustments represent one-time charges. The reorganization items in the Condensed Statement of Operations for year ended December 31, 2010 consisted of the following items:

Professional fees	$5,536
Debt valuation adjustments	26,444

Total reorganization items	$31,980

Subsequent Event:

On March 1, 2011, Ambac entered into an agreement with the landlord to terminate the 1992 Lease for the office space at One State Street Plaza originally scheduled to expired in 2019 (“Settlement Agreement”). Among other things, the effective date of the Settlement Agreement is subject to the following: (i) the approval of the Settlement Agreement by the Rehabilitator, the Rehabilitation Court and the Board of Directors of Ambac and Ambac Assurance, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the Bankruptcy Court and (ii) the approval of the new lease between Ambac Assurance and the landlord by the OCI and Board of Directors of Ambac Assurance. Ambac is expected to enter into a license agreement with Ambac Assurance to allow for Ambac to continue operating at One State Street Plaza.

Upon the effective date of the Settlement Agreement, among other things, the landlord shall be granted an allowed general unsecured claim in the Bankruptcy Court in the amount of approximately $14,302. Refer to the Subsequent Event section located in Note 1 to the Consolidated Financial Statements for more information.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

SCHEDULE IV – REINSURANCE

December 31, 2010, 2009 and 2008

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2008	$536,875	$53,162	$17,736	$483,713	3.67%
Year ended December 31, 2009	($548,846)	($610,023)	($110,333)	$61,177	n.m.
Year ended December 31, 2010	($476,092)	($110,363)	$178	($365,729)	n.m.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.
(Registrant)

Dated: March 16, 2011	By:	/S/ DAVID TRICK
	Name:	David Trick
	Title:	Senior Managing Director, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID W. WALLIS	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/S/ MICHAEL A. CALLEN	Director	March 16, 2011

/S/ DAVID TRICK	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	March 16, 2011

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2011

/S/ JILL M. CONSIDINE	Director	March 16, 2011

/S/ PAUL DEROSA	Director	March 16, 2011

/S/ PHILIP N. DUFF	Director	March 16, 2011

/S/ THOMAS C. THEOBALD	Director	March 16, 2011

/S/ LAURA S. UNGER	Director	March 16, 2011

/S/ HENRY D.G. WALLACE	Director	March 16, 2011

INDEX TO EXHIBITS

Exhibit Number	Description
10.04*	Directors’ Compensation Table (effective as of February 1, 2011).

10.13*	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through December 22, 2010.

10.33	Settlement, Discontinuance and Release Agreement, dated as of March 1, 2011, by and among One State Street, LLC, Ambac Financial Group, Inc., Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation.

10.34	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation.

12.01	Statement re computation of ratios.

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to item 15(c) of Form 10-K.
++	Furnished herewith.