Form 10-K/A
period 2010-12-31
AMBAC FINANCIAL GROUP INC
filed 2011-05-02
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Securities registered pursuant to Section 12(b) of the Act: None

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2010 was $192,457,776.04 (based upon the closing price of the Registrant’s shares on the New York Stock Exchange on that date, which was $0.67). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

As of March 1, 2011, 302,428,811 shares of Common Stock, par value $0.01 per share, (net of 5,587,953 treasury shares) were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed by Ambac Financial Group, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 (the “Initial Report”). Since we will not be filing our Definitive Proxy Statement within 120 days following our fiscal year end, we are hereby filing this Amendment No. 1 to provide the information required by Items 10-14 of Part III of our Annual Report on Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

The Board of Directors

The Board of Directors of Ambac (the “Board”) oversees the business of Ambac and monitors the performance of management. In accordance with corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed by discussing matters with the Chairman, the Chief Executive Officer, other key executives and our principal external advisors (legal counsel, independent auditors, investment bankers and other consultants) by reading the reports and other materials that they request or that we send them regularly and by participating in Board and committee meetings.

In light of our current financial condition, the Board meets as often as is necessary. The Board met 23 times during 2010. All directors attended at least 75% of the Board meetings and the meetings of the committees of which they were members.

Each of our directors also serves as a director of Ambac Assurance. The Ambac Assurance Board of Directors met 24 times during 2010.

Set forth below are biographies of Ambac’s directors as of April 1, 2011.

Michael A. Callen Age 70 Director since 1991

Non-Executive Chairman of the Board of Ambac and Ambac Assurance since February 1, 2011. On January 31, 2011, Mr. Callen resigned as Executive Chairman of Ambac and Ambac Assurance, which positions he held since January 16, 2008, and began serving in his current role. Mr. Callen was also the Interim President and Chief Executive Officer of Ambac and Ambac Assurance from January 16, 2008 until stepping down from those positions on October 21, 2008.

Mr. Callen previously served as the Chief Executive Officer of Avalon Argus Associates, LLC, a financial consulting firm, from April 1996 until January 2008. He was Senior Advisor to the National Commercial Bank located in Jeddah in the Kingdom of Saudi Arabia from April 1993 through April 1996. Mr. Callen was an independent consultant from January 1992 until June 1993, and an Adjunct Professor at Columbia University Business School during 1992. He was a director of Citicorp and Citibank and a Sector Executive for Citicorp from 1987 until January 1992, and started his career at Citicorp in 1965. Mr. Callen is currently a member of the faculty of Georgetown University’s Masters in Science of Foreign Service program as well as a board member of the Institute of Diplomacy at Georgetown University in Washington D.C.

Mr. Callen has extensive knowledge of the financial services businesses and markets acquired through his 25-plus years at Citicorp and Citibank, his subsequent consulting, advisory and teaching work, and his service as Executive Chairman of Ambac and Ambac Assurance from January 16, 2008 through January 31, 2011.

Jill M. Considine Age 66 Director since 2000	Non Executive Chairman of Butterfield Fulcrum Group Ltd. since September 2008; Chair of Fulcrum Group Ltd. (predecessor company), a leading global administrator for the hedge fund and alternative asset management industry, from January 2008 to September 2008. Ms. Considine served as Senior Advisor to The Depository Trust & Clearing Corporation and its subsidiaries (securities depository and clearing house) from August 2007 to April 2008, having served as Chairman since 2006, and as both Chairman and Chief Executive Officer from January 1998 to August 2006. Prior to joining The Depository Trust & Clearing Corporation, Ms. Considine served as the President of the New York Clearing House Association, L.L.C. from 1993 to 1998. Ms. Considine served as a Managing Director, Chief Administrative Officer and as a member of the Board of Directors of American Express Bank Ltd., from 1991 to 1993. Prior to that, Ms. Considine served as the New York State Superintendent of Banks from 1985 to 1991. Ms. Considine also serves as a director of The Interpublic Group of Companies, Inc. Ms. Considine served as a Trustee of AIG Credit Facility Trust from January 2009 through January 2011.

Ms. Considine has extensive knowledge of the debt markets, banking system and regulatory environment from her prior experience as Chief Executive Officer of the Depository Trust & Clearing Corporation and her service as the New York State Superintendent of Banks.

Paul R. DeRosa Age 70 Director since 2008

Principal, Mt. Lucas Management Corporation (hedge fund management) since 1998. From March 1988 to July 1995, Mr. DeRosa served as a co-founder of Eastbridge Capital Inc., a bond trading company and primary dealer in United Treasury bonds, where he acted as a Managing Director. He became the CEO in 1995 and served in that capacity until he left for Mt. Lucas in 1998. Prior to his service with Eastbridge, Mr. DeRosa worked for Citibank N.A., where he was responsible for developing Citibank’s business in financial derivatives and acted as the head of the bank’s proprietary bond trading in the early 1980s. Mr. DeRosa has also served as a research economist at the Federal Reserve Bank of New York.

Mr. DeRosa has extensive knowledge of the derivatives and bond markets, in which he has had an active career over the past 40 years, including being the founder of a bond trading company and a hedge fund. He is invaluable to our Board’s discussions regarding management of our investment portfolio and insured bond portfolios.

Philip N. Duff Age 53 Director since 2007

CEO and General Partner of Massif Partners (formerly known as Duff Capital Advisors) since January 2007. Massif Partners is an institutional asset management firm focused on addressing solvency of funding long term liabilities. Prior to founding Massif Partners, Mr. Duff was one of the founding partners of FrontPoint Partners LLC and served as its Chairman and CEO from November 2000 to December 2006. In December 2006, FrontPoint Partners LLC was sold to Morgan Stanley. Prior to his starting FrontPoint Partners LLC in 2000, Mr. Duff was the Chief Operating Officer and Senior Managing Director of Tiger Management from 1998 to 2000. Before joining Tiger Management, Mr. Duff spent much of his career at Morgan Stanley and served as the Chief Financial Officer of Morgan Stanley from 1994 to 1997. From 1997 to 1998, Mr. Duff served as President and CEO of VanKampen Investments, a mutual fund acquired by Morgan Stanley. Mr. Duff started his career at Morgan Stanley in 1984 in investment banking, where he became head of the Financial Institutions Group.

Mr. Duff has extensive knowledge of the financial markets, capital raising and accounting, acquired through his 30 plus years working in the financial services industry, including his experience as Chief Financial Officer of Morgan Stanley and CEO of FrontPoint Partners LLC, an investment management firm. He is invaluable to the Board in its discussions of the Company’s investment portfolio, capital and liquidity needs.

Thomas C. Theobald Age 73 Director since 2004

Senior Advisor for Chicago Growth Partners (formerly known as William Blair Capital Partners) and former Chairman and Chief Executive Officer of Continental Bank Corp. Mr. Theobald joined William Blair Capital Partners in 1994 following his role as Chairman and CEO of Continental Bank, where he had served since 1987 until its sale to Bank of America (formerly known as BankAmerica) in 1994. Prior to 1987, Mr. Theobald worked at Citicorp/Citibank for over 25 years in various capacities in the domestic and international sectors, including serving as Vice Chairman from 1982 to 1987. Mr. Theobald also serves as a director for Jones Lang LaSalle Incorporated and Ventas Inc.

Mr. Theobald’s experience as Chairman and CEO of Continental Bank, where he rebuilt a bankrupt company and sold it to Bank of America, along with his 45 plus years of experience in the financial services industry, provides the Board with expertise in credit, risk management and capital markets areas.

Laura S. Unger Age 50 Director since 2002

Private Consultant and Former SEC Commissioner. Ms. Unger currently serves as a Special Advisor to Promontory Financial Group, Inc., advising clients on a range of securities, legal, regulatory and policy matters. She has also served as the Independent Consultant to JPMorgan for the global analyst conflict settlement from 2003 to 2009. In July 2002, Ms. Unger joined CNBC and served as CNBC’s Regulatory Expert until July 2003. From February 2001 until August 2001, Ms. Unger served as Acting Chairman of the SEC. From November 1997 to February 2002, Ms. Unger served as a SEC Commissioner. Before being appointed to the SEC, Ms. Unger served as Securities Counsel to the United States Senate Committee on Banking, Housing and Urban Affairs from October 1990 to November 1997. Prior to working on Capitol Hill, Ms. Unger was an attorney with the Enforcement Division of the SEC in Washington, D.C. and New York City. Ms. Unger also serves as a director of CA Technologies Inc. and CIT Group.

Ms. Unger’s expertise in governance and financial services as well as her experience as a Commissioner of the Securities and Exchange Commission and counsel on Capitol Hill and in the enforcement division of the SEC provides the Board with a unique perspective on addressing the legislative and regulatory issues facing Ambac and Ambac Assurance.

Henry D. G. Wallace Age 65 Director since 2004

Former Group Vice President and Chief Financial Officer of Ford Motor Company (auto manufacturing). Mr. Wallace was Group Vice President and Chief Financial Officer of Ford Motor Company from January 1999 until he retired in December 2001. In 1998, he served as Vice President of Strategic Planning and CFO for Ford’s European Operations. From 1996-1997, he served as President and CEO of Mazda Motor Corporation. Mr. Wallace is the non-executive Chairman of Lear Corporation, and serves as a director of Diebold Inc. and Hayes Lemmerz International, Inc.

Mr. Wallace’s experience as a Chief Financial Officer of Ford Motor Company, as well as President and Chief Executive Officer of Mazda Motor Corporation, provides the Board with a global perspective along with financial expertise.

David W. Wallis Age 51 Director since 2008

President and Chief Executive Officer of Ambac and Ambac Assurance since October 2008. On October 21, 2008, Mr. Wallis was appointed President and Chief Executive Officer of Ambac and Ambac Assurance. From February 2008 until October 2008, Mr. Wallis served as the Chief Risk Officer of Ambac and Ambac Assurance and had executive responsibility for Credit Risk Management, Capital and Risk Analysis, Risk Transfer and Portfolio Risk Management. From July 2005 to January 2008, Mr. Wallis served as a Senior Managing Director and Head of Portfolio and Market Risk Management. In 2003, he transferred to Ambac’s New York headquarters as a Managing Director within the Credit Risk Management team. He joined Ambac’s London Office in 1996 as a First Vice President where he helped develop and lead the European Structured Finance and Securitization business, becoming a Managing Director in 1999. Prior to joining Ambac in 1996, he was an investment banker at NatWest in the Debt Structuring Group.

Mr. Wallis’s day to day leadership as Chief Executive Officer of Ambac and Ambac Assurance, as well as his 15 years at Ambac and Ambac Assurance, serving in various capacities, provides him with intimate knowledge of our operations and the issues facing Ambac and Ambac Assurance.

Director Independence

Ambac’s Corporate Governance Guidelines express the Board’s belief that a substantial majority of Ambac’s directors should qualify as “independent” directors under the guidelines of the New York Stock Exchange (“NYSE”). While Ambac’s securities are no longer listed on the NYSE, Ambac believes that the NYSE independence standards are an appropriate guide for the company. The Board affirmatively determines the independence of each Director and nominee for election as a Director in accordance with its Policy Regarding Determination of Independence (“Director Independence Policy”), which includes all elements of independence as set forth in the NYSE listing standards. The Director Independence Policy is appended to Ambac’s Corporate Governance Guidelines available at www.ambac.com. Under the Director Independence Policy, a director is not independent if he or she has a direct or indirect material relationship with Ambac. The Governance Committee annually reviews the relationships that each director has with Ambac. In conducting this review, the Governance Committee considers all relevant facts and circumstances, including the director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Governance Committee may determine from time to time.

Following such annual review, the Governance Committee reports its conclusions to the full Board, and only those directors whom the Board affirmatively determines to have no material relationship with Ambac and otherwise satisfy the Director Independence Policy are considered independent directors.

Based on the review and recommendation of the Governance Committee, the Board has determined that the following directors are independent within the meaning of Ambac’s Director Independence Policy: Jill M. Considine, Paul R. DeRosa, Philip N. Duff, Thomas C. Theobald, Laura S. Unger and Henry D.G. Wallace. The Board also determined that each of Michael A. Callen and David W. Wallis has a material relationship with Ambac, because, in the case of Mr. Callen, he served as Executive Chairman through January 31, 2011 and, therefore, was an employee of Ambac within the preceding three years and, in the case of Mr. Wallis, he serves as Ambac’s President and Chief Executive Officer. Accordingly, Messrs. Callen and Wallis are deemed by the Board not to be independent under Ambac’s Director Independence Policy.

The Committees of the Board

The Board has three standing committees: the Audit and Risk Assessment Committee, the Governance Committee and the Compensation Committee. No director who serves as a member of these committees is, or has ever been, an employee of Ambac or our subsidiaries. All of the directors who serve as members of these committees are independent in accordance with the rules of the NYSE and Ambac’s Director Independence Policy.

The Audit and Risk Assessment Committee	The Audit and Risk Assessment Committee (i) selects the independent auditors; (ii) approves the scope of the annual audit by the independent auditors and our internal auditors; (iii) reviews audit findings and accounting policies; (iv) pre-approves all audit, audit-related and other services, if any, to be provided by the independent auditors; (v) assesses the adequacy of internal controls and risk management; (vi) reviews and approves Ambac’s financial disclosures; and (vii) oversees compliance with Ambac’s Code of Business Conduct.

Additionally, the Audit and Risk Assessment Committee reviews and monitors the adequacy of Ambac’s portfolio risk management, which includes reviewing its adversely classified credits and the sufficiency of its loss reserves. The Audit and Risk Assessment Committee also reviews compliance with risk management policies related to Ambac’s insured book of business and investment portfolios.

The Audit and Risk Assessment Committee also meets outside the presence of Ambac management, with both the independent auditors and the internal auditors. The Audit and Risk Assessment Committee’s Report for 2010 is printed below at pages 7 and 8.

Four out of six of the members of the Audit and Risk Assessment Committee qualify as “audit committee financial experts” as such term is defined in the applicable SEC regulations. For a list of “audit committee financial experts”, please see the “Audit and Risk Assessment Committee Report” on pages 7 and 8.

The Board has adopted a written charter for the Audit and Risk Assessment Committee. A copy of the Audit and Risk Assessment Committee charter is available at our website: www.ambac.com. A copy of the Audit and Risk Assessment Committee charter is also available to stockholders free of charge on request to Stephen Ksenak, our Assistant Secretary, at 212-208-3128 or sksenak@ambac.com.

The Audit and Risk Assessment Committee met seven times during 2010.

Messrs. DeRosa, Duff, Theobald and Wallace, Ms. Considine and Ms. Unger currently serve as members of the Audit and Risk Assessment Committee. Mr. Duff serves as Chair of the Audit and Risk Assessment Committee.

THE AUDIT AND RISK ASSESSMENT COMMITTEE REPORT

The Audit and Risk Assessment Committee of Ambac is responsible for providing independent, objective oversight of Ambac’s accounting functions and internal controls and risk management. The Audit and Risk Assessment Committee selects the independent auditors. The Audit and Risk Assessment Committee is currently composed of six independent directors, each of whom is independent as defined under the rules of the NYSE. In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, Ambac has identified the following four members of the Audit and Risk Assessment Committee as “audit committee financial experts”: Messrs. Duff, Theobald and Wallace and Ms. Considine.

The Audit and Risk Assessment Committee operates under a written charter adopted by the Board. A copy of the charter is available at Ambac’s website: www.ambac.com. The Audit and Risk Assessment Committee regularly reviews its charter to ensure that it is meeting all relevant Audit and Risk Assessment Committee policy requirements of the SEC and the NYSE.

Management is responsible for the preparation, presentation and integrity of Ambac’s financial statements, accounting and financial reporting principles and the establishment and effectiveness of internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for performing an independent audit of Ambac’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), expressing an opinion, based on their audit, as to whether the financial statements fairly present, in all material respects, the financial position, results of operations and cash flows of Ambac in conformity with generally accepted accounting principles and auditing the effectiveness of internal control over financial reporting. The Audit and Risk Assessment Committee’s responsibility is to monitor and oversee these processes. However, none of the members of the Audit and Risk Assessment Committee is professionally engaged in the practice of accounting or auditing nor are all of our members experts in those fields. The Audit and Risk Assessment Committee relies, without independent verification, upon the information provided to it and on the representations made by management and the independent auditors.

The Audit and Risk Assessment Committee held seven meetings during 2010. The meetings were designed, among other things, to facilitate and encourage communication among the Audit and Risk Assessment Committee, management, the internal auditors and Ambac’s independent auditors, KPMG LLP, an independent registered public accounting firm. The Audit and Risk Assessment Committee discussed with Ambac’s internal auditors and KPMG LLP the overall scope and plans for their respective audits. The Audit and Risk Assessment Committee met with the internal auditors and KPMG LLP, with and without management present, to discuss the results of their examinations and their evaluations of Ambac’s internal controls.

The Audit and Risk Assessment Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2010 with management, the internal auditors and KPMG LLP. The Audit and Risk Assessment Committee also discussed with management and KPMG LLP the process used to support certifications by Ambac’s Chief Executive Officer and Chief Financial Officer that are required by the SEC and the Sarbanes-Oxley Act of 2002 to accompany Ambac’s periodic filings with the SEC.

The Audit and Risk Assessment Committee also discussed with KPMG LLP matters required to be discussed with audit committees under auditing standards, including, among other things, matters related to the conduct of the audit of Ambac’s consolidated financial statements and the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

KPMG LLP also provided to us the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit and Risk Assessment Committee discussed with them their independence from Ambac. When determining KPMG LLP’s independence, the Committee considered whether their provision of services to Ambac beyond those rendered in connection with their audit of Ambac’s consolidated financial statements and reviews of Ambac’s consolidated financial statements included in its Quarterly Reports on Form 10-Q was compatible with maintaining their independence. The Audit and Risk Assessment Committee also reviewed, among other things, the audit and non-audit services performed by, and the amount of fees paid for such services to, KPMG LLP. The Audit and Risk Assessment Committee concluded that KPMG LLP, an independent registered public accounting firm, is independent from Ambac and its management.

Based upon the review and discussions referred to above, the Audit and Risk Assessment Committee recommended to the Board, and the Board has approved, that Ambac’s audited financial statements be included in Ambac’s Annual Report on SEC Form 10-K for the year ended December 31, 2010. The Audit and Risk Assessment Committee also selected KPMG LLP, an independent registered public accounting firm, as Ambac’s independent auditors for 2011.

The Audit and Risk Assessment Committee

Philip N. Duff, Chairman Jill M. Considine Paul R. DeRosa Thomas C. Theobald Laura S. Unger Henry D.G. Wallace

May 2, 2011

The Governance Committee	The Governance Committee is responsible for monitoring Ambac’s corporate governance policies and procedures and identifying, evaluating and recommending qualified candidates to the Board for election as directors. Through its monitoring of Ambac’s corporate governance policies and procedures, it is responsible for making recommendations concerning the size, structure and composition of the Board and committees, fees for the Board and criteria for retention of directors.

The Governance Committee reviews with the Board on an annual basis the appropriate skills and characteristics required of Board members in the context of the then-current composition of the Board. This assessment includes, in addition to the qualities of intellect, integrity and judgment, diversity, a strong understanding of finance and senior management experience.

The Governance Committee evaluates all nominees for director based on these criteria, including nominees recommended by stockholders. Under the Governance Committee’s charter, the Governance Committee has the sole authority to retain and terminate any search firm used to identify director candidates and to approve the fees and other retention terms for such firm.

The Board has adopted a written charter for the Governance Committee. A copy of the Governance Committee charter is available at our website: www.ambac.com. A copy of the Governance Committee charter is also available to stockholders free of charge on request to Stephen Ksenak, our Assistant Secretary, at 212-208-3128 or sksenak@ambac.com.

The Governance Committee met three times during 2010.

Messrs. DeRosa Duff, Theobald and Wallace and Ms. Considine and Ms. Unger currently serve as members of the Governance Committee. Ms. Unger serves as Chair of the Governance Committee.

The Compensation Committee	The Compensation Committee oversees Ambac’s compensation and employee benefit plans and practices. As outlined in its charter, the Compensation Committee, among other things, (i) adopts and annually reviews the overall compensation philosophy and policy of Ambac; (ii) adopts and annually reviews a comprehensive statement of executive compensation philosophy, strategy and principles; (iii) selects the peer group of companies that is used in determining competitive compensation packages; (iv) evaluates the performance of our executive officers, including the Chief Executive Officer, and determines and approves the compensation of each of them; (v) reviews and evaluates succession planning for key senior management positions; (vi) reviews the performance standards for executive officers to be used in succession planning and in our compensation programs; (vii) evaluates existing and proposed employee benefit plans, including any employment, severance and perquisites arrangements for executive officers, and approves all substantive plan changes; (viii) reviews and approves our incentive bonus pool for the year; (ix) reviews our stock ownership guidelines; and (x) reviews annually the Compensation Discussion and Analysis and publishes the annual Compensation Committee Report. In addition, our Compensation Committee administers our Equity Plan (and has the sole authority for awards made under the Equity Plan) as well as the Ambac 1997 Executive Incentive Plan (the “EIP”), the Ambac Deferred Compensation Plan for Outside Directors and the Ambac Deferred Compensation SubPlan of the 1997 Equity Plan (the “SubPlan”).

The Compensation Committee also provides oversight in the development, implementation and effectiveness of Ambac’s Human Resources function, including but not limited to those policies and strategies regarding retention, career development and progression, diversity and other employment practices.

The Compensation Committee has engaged Alan Johnson, a Managing Director of Johnson Associates, an outside human resources consulting firm, as its compensation consultant. The Compensation Committee asks Mr. Johnson, among other things, to provide peer company compensation data and conduct an annual review of its total compensation program for its executive officers. For a fuller description of the role of the Compensation Committee’s compensation consultant, please refer to “Role of Compensation Consultant” in the Compensation Discussion and Analysis section of this Annual Report.

Management also provides information and proposals for the Compensation Committee’s consideration. While the CEO, the Senior Managing Director of Human Resources and the Director of Human Resources attend Compensation Committee meetings regularly by invitation, the Compensation Committee is the final decision maker for the compensation of our named executive officers and other executive officers. The Compensation Committee also considers certain matters in executive sessions. The Compensation Committee’s Chairman reports to the Board on actions taken at each meeting. The Compensation Committee has authority to retain, approve fees for and terminate independent advisors to assist in fulfilling its responsibilities.

The Board has adopted a written charter for the Compensation Committee. A copy of the charter is available at our website: www.ambac.com. A copy of the Compensation Committee charter is also available to stockholders free of charge on request to Stephen Ksenak, our Assistant Secretary, at 212-208-3128 or sksenak@ambac.com.

The Compensation Committee met 6 times during 2010.

Messrs. DeRosa, Duff, Theobald and Wallace and Ms. Considine and Ms. Unger currently serve as members of the Compensation Committee. Mr. Theobald serves as Chair of the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our insiders—our directors, executive officers, and greater-than-10% stockholders—file reports with the SEC on their initial beneficial ownership of Ambac common stock and any subsequent changes. Our insiders must also provide us with copies of the reports.

We reviewed copies of all reports furnished to us and obtained written representations from our insiders that no other reports were required. Based on this, we believe that all of our insiders complied with their filing requirements for 2010, except that, due to administrative error, the settlement of a restricted stock unit (“RSU”) award made to Mr. Bienstock on February 1, 2010 was not timely reported. The filing was made one day later than required under SEC reporting rules.

CORPORATE GOVERNANCE

In General	Our Board of Directors has maintained corporate governance policies for many years. We have reviewed internally and with the Board the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the SEC regarding corporate governance policies and processes and are in compliance with the rules and listing standards. We have adopted charters for our Audit and Risk Assessment Committee, Governance Committee and Compensation Committee, consistent with the applicable rules and standards. Copies of the Corporate Governance Guidelines and the charters of the foregoing committees are available at our website: www.ambac.com. A copy of the Corporate Governance Guidelines is also available to stockholders free of charge on request to Stephen Ksenak, our Assistant Secretary, at 212-208-3128 or sksenak@ambac.com.

Presiding Independent Director	On an annual basis, the non-employee directors will select a non-employee member of the Board to serve as the Presiding Director. The Presiding Director shall be independent as defined under the listing standards of the NYSE. During 2010, Mr. Wallace was the Presiding Director.

The Presiding Director has the following duties:

• Chair all meetings of the Board at which the Chairman is not present;

• Meet with the Chairman and the CEO to establish and approve agenda items for the next regular meeting;

• Coordinate and develop the executive session agenda and chair all executive sessions of non-employee and independent directors;

• Consult with the Chairman and the CEO regarding information to be provided to the directors, providing feedback on its quality, quantity and timeliness;

•      Act as the principal liaison between the independent directors, the Chairman and the CEO on sensitive issues and provide comments, suggestions, feedback and other information to the Chairman and the CEO after executive sessions;

• Confer with the Chairman and the CEO on issues of heightened importance that may involve action by the Board;

• Retain, at the Board’s direction, outside advisors and consultants who directly report to the Board;

• Work with the Governance Committee, the Chairman and the CEO to identify the Board’s compositional needs and criteria for director candidates;

• Be available, as appropriate, for direct communication with major stockholders;

• In the event of the incapacity of the CEO and the Chairman, direct the Secretary of the Company to take all necessary and appropriate action to call a special meeting of the Board; and

• Perform such other duties as may reasonably be requested by the Board in furtherance of the Board’s duties and responsibilities.

Non-Employee Director Meetings	Pursuant to Ambac’s Corporate Governance Guidelines, non-employee directors will meet regularly following the Board meetings to discuss, without the presence of management, those items presented at the previous Board and committee meetings. In addition, if any non-employee directors are not independent, then the independent directors shall schedule an independent director session at least once per year. The Presiding Director leads the non-employee board sessions and independent director sessions. The non-employee directors held six meetings in 2010, all of which consisted solely of the independent non-employee directors.

Ambac’s non-employee directors also hold executive sessions without management during Committee meetings to address various matters, including the report of the independent auditor, the review of the CEO and the Chairman succession plans, the criteria upon which the performance of the Chairman, the CEO and other senior managers are assessed, the performance of the Chairman, the CEO against such criteria, the compensation of the Chairman, the CEO, and other relevant matters. These Committee executive sessions are led by the Chair of the Committee for which the executive session is held.

Other Corporate Governance Highlights	• Our practice has been to have a substantial majority of non-employee independent directors.

• Since becoming a public company in 1991, only non-employee independent directors have served on our Audit and Risk Assessment, Governance and Compensation Committees.

• All of the members of the Audit and Risk Assessment Committee meet the NYSE standards for financial literacy.

•      Four out of six of our members of the Audit and Risk Assessment Committee qualify as “audit committee financial experts” as such term is defined in the applicable SEC regulations. For a list of “audit committee financial experts,” please see pages 7 and 8 under “Audit and Risk Assessment Committee Report.”

•      Our Corporate Governance Guidelines provide that no director may serve on the board of more than five public companies, including Ambac. The CEO of Ambac may not serve on the board of more than three public companies, including Ambac.

•      Our Audit and Risk Assessment Committee hires, determines the compensation of, and decides the scope of services performed by, our independent auditors. It also has the authority to retain outside advisors.

• No member of the Audit and Risk Assessment Committee may serve on more than three public companies’ audit committees, including the Audit and Risk Assessment Committee of Ambac.

•      Our Compensation Committee has the authority to retain independent consultants, and, in fiscal 2010, engaged Johnson Associates, Inc. to assist it. It also evaluates the performance of the Chief Executive Officer and discusses the evaluation with all non-employee directors in executive session.

• Our Board policy opposes, and the Equity Plan prohibits, the re-pricing of our outstanding stock options. Further, the Board does not, and has not permitted, backdating of stock options.

•      Our Board has adopted a Code of Conduct applicable to all directors, officers and employees that sets forth basic principles to guide their day-to-day activities. The Code of Conduct addresses, among other things, conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of company assets (including computer and telecommunications resources), media contact and public discussion, compliance with laws and regulations (including insider trading laws) and reporting illegal or unethical behavior. A copy of the Code of Conduct is available at our website: www.ambac.com. A copy of the Code of Conduct is also available to stockholders free of charge on request to Stephen Ksenak, our Assistant Secretary, at 212-208-3128 or sksenak@ambac.com.

The Executive Officers

Set forth below are biographies of Ambac’s executive officers as of April 1, 2011, except for Mr. Wallis, Ambac’s President and Chief Executive Officer, whose biography is set forth above.

Diana N. Adams Age 48

Senior Managing Director

Ms. Adams was named the Chief Administrative Officer for Ambac in 2010, with executive responsibility for Ambac’s human resources, technology and corporate administration departments. In August 2010, in addition to overseeing human resources and administration, which she has overseen since May 2009, Ms. Adams acquired executive responsibility for Ambac’s technology department. In 2008, Ms. Adams became a Senior Managing Director with executive responsibility for Ambac’s International business, and for the Structured Finance business which she wound down in 2009. In December 2008, Ms. Adams also began serving as the Chairman of Ambac Assurance UK Limited, Ambac’s international financial guarantee subsidiary. She remains a board member currently and was Chairman of the Board from December 9, 2008 to August 13, 2010. Prior to that, Ms. Adams had been Managing Director of Emerging Markets, Structured Insurance and Student Loans. Ms. Adams joined Ambac in 2000 as the head of Emerging Markets following the winding down of the international joint venture between Ambac and MBIA, where she had worked. From 1993-1999, Ms. Adams worked at JP Morgan first in the Capital Markets division and then in the Structured Products division. From 1990-1993 Ms. Adams worked for Mitsubishi Bank in Leveraged and Acquisition Finance. From 1988-1990 Ms. Adams worked at Merrill Lynch in the Investment Banking division.

Kevin J. Doyle Age 54

Senior Vice President and General Counsel

In January 2005, Mr. Doyle was named Senior Vice President and General Counsel of Ambac and Ambac Assurance. Since January 2000, Mr. Doyle has served as General Counsel of Ambac and Ambac Assurance and Ambac’s Chief Legal Officer. Mr. Doyle also has executive responsibility for internal audit. In January 2000, Mr. Doyle was named Managing Director and General Counsel of Ambac and Ambac Assurance. From January 1996 to January 2000, Mr. Doyle served as the Managing Director and General Counsel of the Specialized Finance Division of Ambac Assurance. Mr. Doyle served as First Vice President and General Counsel of the Specialized Finance Division of Ambac Assurance from July 1995 to January 1996. Mr. Doyle joined Ambac Assurance as a Vice President and Assistant General Counsel from the New York law firm LeBoeuf, Lamb, Greene & MacRae in 1991.

Robert B. Eisman Age 43

Senior Managing Director and Chief Accounting Officer

On January 6, 2010, Mr. Eisman became a Senior Managing Director and Chief Accounting Officer of Ambac and Ambac Assurance which includes executive responsibility for managing Ambac’s financial reporting in compliance with SEC and other legal and regulatory requirements and establishing Ambac’s GAAP and statutory accounting policies. In August 2010, Mr. Eisman began serving as a Director of Ambac Assurance UK Limited, Ambac’s international financial guarantee subsidiary. Mr. Eisman joined Ambac Assurance in 1995 from KPMG LLP where he was a Manager, responsible for providing audit services, primarily to its insurance clients.

David Trick Age 39

Senior Managing Director, Chief Financial Officer and Treasurer

On January 6, 2010, Mr. Trick became a Senior Managing Director, Chief Financial Officer and Treasurer of Ambac and Ambac Assurance which includes executive responsibility for managing Ambac’s financial affairs, as well as and including investment management, tax strategy, capital resources, operations, capital markets, conduits, liquidity, investor and rating agency relations and bank relationships. Since May 2006, he has served as Treasurer of Ambac and Ambac Assurance. Mr. Trick joined Ambac in 2005 from The Bank of New York Mellon, where he was a senior banker responsible for delivering strategic solutions to insurance industry clients, including those in the financial guaranty industry, with regards to a broad range of treasury, credit, and capital markets products.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Our primary compensation objective for 2010 was to provide a fair level of compensation to our executives while acknowledging the current financial and operating condition of Ambac. Ambac’s principal business strategies are: (i) to reorganize its capital structure and financial obligations through the bankruptcy process commenced on November 8, 2010, when Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Filing”); and (ii) to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions and maximizing the return on its investment portfolio. The Compensation Committee considered the steps that have been taken during the year in furtherance of these objectives, and the critical importance of retaining and motivating our executives and employees to continue working to achieve these objectives.

Key Decisions in 2010

Current management was put into place to address the legacy problems at Ambac that resulted from credit exposures underwritten prior to the fourth quarter of 2007, primarily related to the troubled residential real estate sector. The losses and impairments experienced since then have resulted in the inability of Ambac Assurance to make dividend payments to Ambac, which reduced Ambac’s cash and liquidity position and ultimately led to the Bankruptcy Filing. Prior to that, on March 24, 2010, Ambac Assurance acquiesced to the request of the Office of the Commissioner of Insurance of the State of Wisconsin to establish a segregated account pursuant to Wisconsin insurance law, which segregated certain segments of Ambac Assurance’s liabilities.

In view of these events and circumstances, and consistent with the compensation principles discussed below, we took the following steps relating to compensation.

•

We determined that the named executive officers (“NEOs”) would generally be benchmarked to the 25th percentile of market comparables for total compensation, subject to certain adjustments, with the exception of Mr. Doyle, who was benchmarked to the 50th percentile, all based on the information provided to us by our compensation consultant, Johnson Associates. This level reflects the balance between unsatisfactory financial and operating results, on the one hand, and the fact that management was addressing a set of facts and circumstances that result from prior years’ actions over which there is, in some cases, limited ability to affect a positive impact in the short term, on the other. In the case of Mr. Doyle, the needs of Ambac and the critical role he played in 2010 led to a decision by the Compensation Committee that his value was higher to Ambac at this point than the value of the General Counsel in comparable companies that are not facing similar circumstances. Accordingly, the Compensation Committee benchmarked Mr. Doyle to the 50th percentile of market comparables for total compensation. When determining the components of 2010 total compensation for purposes of making the comparison to market benchmarks, to reflect the fact that certain payments during the first part of 2010 reflected efforts to retain the executives following the restructuring of compensation that introduced retention payments to the compensation structure for 2010, some adjustments were made for benchmarking purposes to allocate a portion of the 2010 compensation to 2009.

•

We consider our NEOs to be critical to our efforts to reorganize the company and to maximize residual value. The Compensation Committee therefore determined that paying discretionary cash bonuses to the NEOs was advisable in order to provide them with a market-based level of compensation and successfully retain and motivate them. The Compensation Committee believes that our current compensation mix, whereby base salaries were increased while the incentive compensation component was reduced, promotes the goal of maximizing retention, while at the same time reducing incentives for risky decision-making.

•

We did not award stock options or RSUs in 2010 to any of our officers. In light of our financial condition, we did not believe that such equity awards carried sufficient value to be a useful component of overall compensation.

•

The bonus payment for each of our NEOs was determined by the Compensation Committee. However, as a result of the Bankruptcy Filing, we were unable to pay the full amount of the bonuses. Therefore, each NEO received only the portion of the awarded bonus that was allocated to Ambac Assurance, based on the percentage of the NEO’s time allocated to Ambac Assurance during 2010.

•

In January 2010, Ambac entered into retention agreements with certain of its executive officers. The Compensation Committee believed that the retention agreements were important in order to maintain stability and keep in place the team tasked with managing Ambac, and with executing the risk and loss mitigation strategies currently in place and planned for 2010.

•

In April 2010, each of our NEOs who was a party to a management retention agreement (“MRA”) and who was not a party to an employment agreement agreed to the cancellation of his or her existing MRA in consideration for being designated as eligible to participate in the severance pay plan adopted by Ambac and its subsidiaries (the “Severance Pay Plan”).

The remaining portions of this Compensation Discussion and Analysis discuss our compensation philosophy, our compensation program for NEOs and the rationale under our program for our 2010 pay decisions and the change to our executive compensation structure and framework for 2010.

Compensation Philosophy for 2010

Our compensation model has several objectives: (i) maintain adequate compensation relative to the market and current roles; (ii) support our efforts to minimize losses and maximize residual value; (iii) retain key personnel by offering a fair compensation structure; and (iv) offer a bonus to reward individual performance that contributes to organizational objectives.

Elements of Executive Compensation for 2010

For 2010, the primary elements of compensation provided to our executives were base salary, bonuses and quarterly retention payments. Historically, compensation included long-term incentive awards in the form of stock options and RSUs. We did not award long-term incentive awards to any of our executives as compensation for 2010.

Set forth below is a discussion of each element of NEO compensation, why we pay each element and how each element fits into our overall compensation philosophy.

(I) Base Salaries

As noted above, in 2009 and again in 2010, the Compensation Committee revised the compensation framework at Ambac, increasing base salaries and decreasing incentive compensation payments in an effort to reduce incentives that may promote riskier behavior and increase retention. Although increasing base salaries is not generally associated with targeted retention, in the case of a company that is at risk of bankruptcy, the promise of incentive based bonuses is not retentive due to the risks that, as a result of bankruptcy, the payments cannot be made or are curtailed. The Compensation Committee reviewed the total compensation for our executives, assessed the current market for the scope of responsibilities of each executive (including any increase in responsibilities as a result of promotions), and considered the results achieved by the executive and his or her potential and importance to Ambac’s future. The Compensation Committee also considered the recommendations and opinions of the Chairman, the Chief Executive Officer, information provided by Ambac’s Human Resources Department, which administers our compensation and benefits program, and our compensation consultant, Alan Johnson of Johnson Associates.

(II) Incentive Compensation—Bonuses and Long-Term Incentive Awards

Bonuses

The role of the annual bonus is to incentivize our executives, including our NEOs, and to reward them or to hold them accountable for performance against our annual objectives.

The annual bonus is a cash incentive that is typically paid during the first month following the year of performance. Historically, the annual bonus has represented a significant portion of an NEO’s annual cash and total compensation. However, the Compensation Committee reassessed the total compensation packages for 2010 and decided to reduce the percentage of total compensation represented by cash bonus. All bonuses paid to executive officers for 2010 were determined in the discretion of the Compensation Committee and did not qualify as performance based compensation.

In addition to the annual bonus, the Compensation Committee on occasion approves interim bonuses, as it did in November 2010 when it approved a special bonus of $100,000 for Mr. Doyle. The special bonus was made in recognition of Mr. Doyle’s efforts to maximize our cash position, thereby assisting us in our efforts to emerge successfully from Chapter 11 bankruptcy proceedings.

Long-Term Incentive Awards

For 2010, the Compensation Committee did not award any long-term incentive awards in light of our financial condition and the Bankruptcy Filing.

Forfeiture, Recoupment and Notice Requirements

We maintain forfeiture and recoupment provisions relating to outstanding stock option and RSU awards. Under these provisions, NEOs who violate a non-competition agreement will forfeit any outstanding awards as of the date the violation is discovered and are required to return any gains realized during the six months before and after the executive’s employment terminated. We believe that these provisions, which we apply to all of our officers generally, are necessary to ensure that our executives act in the best interest of Ambac and our stockholders.

Backdating and Repricing Prohibitions

The Compensation Committee does not and has not permitted backdating or repricing of stock options. The EIP explicitly forbids stock option repricing.

(III) Retention Payments

In 2010, the Compensation Committee determined that we should enter into retention agreements with our NEOs in order to maintain stability and keep in place the team tasked with managing Ambac and with executing the risk and loss mitigation strategies planned for the year. The retention agreements, which provided for quarterly retention payments during 2010, were entered into in January 2010 for all of our NEOs other than Mr. Trick, whose retention agreement was entered into in July 2010. Under the retention agreements, in order for the NEO to keep a quarterly retention payment, he or she must have been employed by Ambac, unless terminated by Ambac without cause, on the applicable retention date (three months following the date of the payment). The Compensation Committee believed that in order to maximize the value of Ambac, continuity at the senior management level was critical.

(IV) Other Benefits

Our NEOs participate in a retirement plan, health plans, and other voluntary benefit plans that we make available to all Ambac employees generally. We consider these benefits to be market competitive and consistent with local market practices. These benefits include matching certain employee contributions to our 401(k) plan. We do not provide any perquisites to our executives, except for certain tax equalization benefits that were provided during 2010 to Messrs. Callen and Wallis, as described below.

Comparison Group and Benchmarking

In setting pay for our NEOs, we undertake a series of analytical steps and processes to ensure we are market competitive and paying our executives appropriately. We conduct a peer group analysis, consult with an outside, independent executive compensation expert and evaluate and consider market conditions.

For 2010, we reviewed historical compensation of the Peer Group (as defined below) and utilized the comparables to check that Ambac’s total compensation is within market norms. Our comparison included the “total compensation” levels (base salary, annual cash bonus, equity awards and retention payments) of our NEOs, as well as each component of total compensation, of the Peer Group of companies consisting of companies in the financial guarantee insurance industry and other financial services firms employing executives with similar skill sets: Alterra Capital, Assured Guaranty, Everest Re, Jefferies Group, KBW, Inc., MBIA, MGIC, Moody’s, Old Republic, Piper Jaffray Companies, PMI Group, Radian, Stifel Financial and XL Capital (the “Peer Group”). The Peer Group used for 2010 consists of the same comparables from the prior year, other than Alterra Capital, which firm results of the merger of one of our 2009 Peer Firms, Max Capital. We believe that this Peer Group reflects the competition in the market for executive talent and transferable skills.

The compensation consultant used both the information from the Peer Group and knowledge of market and compensation trends, to determine market pricing ranges for each position. We obtain data for the Peer Group from a number of sources, including proxy statements, public information available from regulatory agencies, publicly available surveys and proprietary market information from our compensation consulting firm. The Compensation Committee reviewed the market pricing ranges for each position alongside the recommendations made by the Chairman, the Chief Executive Officer and the information provided by Ambac’s Human Resources Department when determining the total compensation and the bonuses for each of the executive officers, other than the Chairman and Chief Executive. For the latter two positions, the Compensation Committee used the market pricing ranges, the information provided by Ambac’s Human Resources Department, and their own knowledge of the market to determine the appropriate total compensation and bonus. Based on this information, the Compensation Committee determined that our NEOs’ total compensation, as adjusted to allocate a portion of 2010 compensation to 2009, would be targeted at the 25th percentile of the relevant comparative groups, except that Mr. Doyle’s compensation would be targeted at the 50th percentile for the reasons discussed above.

Role of Management

For decisions relating to the 2010 bonus, the Compensation Committee also considered the input of our Chairman (Mr. Callen) and our Chief Executive Officer (Mr. Wallis). The Compensation Committee reviewed their recommendations with the compensation consultant and considered the recommendations in executive session. The Compensation Committee also considered all relevant performance factors and attached considerable weight to the importance of retention.

Role of Compensation Consultant

Our Compensation Committee has the authority to retain and to terminate the services of a compensation consultant. Since 1999, Alan Johnson, a Managing Director of Johnson Associates, has been engaged to assist with benchmarking and compensation analyses for Ambac and its subsidiaries, as well as to provide consulting on executive and non-executive compensation practices. Mr. Johnson provides the Compensation Committee with insight relative to industry best practices, executive compensation levels and policies of Ambac’s competitors and others in the financial services industry and a review of the impact of competition for talent.

For 2010, Mr. Johnson provided the Compensation Committee with Peer Group data, information on market conditions for the 2010 performance year and forecast for 2011, and assisted in its interpretation and analysis. He provided an assessment of the competitive environment in terms of actual and projected pay in the financial services and financial guaranty sectors as well as a forecast with regard to demand for talent in these sectors.

Mr. Johnson reviewed Ambac’s compensation against the above-noted information. He assisted the Compensation Committee in conducting an objective assessment of its pay, pay practices and pay structure (including the retention payments), and provided feedback to the Compensation Committee regarding the recommended compensation for 2010, including his assessment of the compensation framework in light of the market environment and the continuing need to deemphasize compensation components that can be viewed as encouraging excessive risk taking (such as incentive bonuses).

From time to time, Johnson Associates performs broader compensation analyses and/or surveys for Ambac and its subsidiaries and provides consultation regarding the structure of Ambac’s and its subsidiaries’ compensation plans. Apart from these services, Mr. Johnson and Johnson Associates do not provide any other services for Ambac or any of its subsidiaries.

Executive Incentive Plan

The EIP provides the framework for deductibility of NEO compensation in excess of $1 million. In 2010, due to the distressed state of Ambac, the Compensation Committee did not adopt any metrics under the EIP.

Named Executive Officer Compensation

In determining 2010 incentive compensation levels, the Compensation Committee took note of each NEO’s respective contribution to our performance outlined above and reviewed and analyzed their individual performance.

Michael A. Callen, Chairman

For 2010, Mr. Callen received base salary at an annual rate of $812,500, a 25% increase from 2009. In setting the base salary, the Compensation Committee considered the fact that Mr. Callen has continued to lead Ambac during exceedingly difficult times since 2008 when he was appointed the interim CEO. The Compensation Committee determined it was appropriate to compensate Mr. Callen for his stewardship, commitment and exceptional effort in retaining the team and leading them in Ambac’s restructuring and loss mitigation efforts. In addition, Mr. Callen received quarterly retention payments in 2010 totaling $910,000. The Compensation Committee believed that in order to maximize the value of Ambac, continuity at the senior management level was critical during 2010 and, working with its compensation consultant, designed and implemented the retention packages to achieve its retention goals. Mr. Callen did not receive a bonus for 2010.

Ambac previously entered into a tax equalization arrangement with Mr. Callen when he became Executive Chairman in connection with his presence in the State of New York while he continues as our Chairman which is intended to cover the taxes Mr. Callen is subject to as a New York taxpayer that are over and above what his tax position would be in his home state of Maryland. In 2010, pursuant to the tax equalization arrangement, Ambac paid $282,534 in tax equalization payments. Following the Bankruptcy Filing, Ambac was no longer able to provide this benefit.

David W. Wallis, Chief Executive Officer

Mr. Wallis’s base salary in 2010 was $1,250,000, a 25% increase over 2009 base salary. The Compensation Committee awarded Mr. Wallis a cash bonus of $525,000 in 2010, of which $351,750 was paid by Ambac Assurance (reflecting the 67% of Mr. Wallis’s time allocated to Ambac Assurance) and the remainder was not paid due to the Bankruptcy Filing. In setting the base salary and awarding the bonus, the Compensation Committee considered that Mr. Wallis has continued to lead Ambac through exceedingly difficult times. In 2010, he spearheaded efforts to raise capital and restructure Ambac’s capital structure in order to avoid the need to make the Bankruptcy Filing. After it became evident that the Bankruptcy Filing could not be avoided, Mr. Wallis led that process and he continues to lead the planning for reorganization. He has been responsible for Ambac’s strategy to manage its existing book of business to reduce risk, lower claims and increase recoveries.

In addition, Mr. Wallis received quarterly retention payments totaling $1,125,000. The Compensation Committee believed that in order to maximize the value of Ambac, continuity at the senior management level was critical during 2010 and, working with its compensation consultant, designed and implemented the retention packages to achieve its retention goals.

Until July 2008, Mr. Wallis, who was an expatriate, was provided with an expatriate package that included tax equalization. The tax equalization arrangement is no longer in effect other than with respect to liabilities from years when it was in effect. In 2010, pursuant to the tax equalization arrangement, Ambac paid $228,832.56 in tax equalization payments related to Mr. Wallis’s 2005 New York State tax filings, which resulted from a shortfall assessed by New York State following an audit.

David Trick, Senior Managing Director, Chief Financial Officer and Treasurer

Following his assumption of the role of Chief Financial Officer, Mr. Trick’s base salary was increased to $500,000 and later in 2010 was increased again to $600,000, a 33% increase from his base salary in 2009. The Compensation Committee awarded Mr. Trick a cash bonus of $225,000 in 2010, of which $191,250 was paid by Ambac Assurance (reflecting an allocation of 85% of his time to Ambac Assurance) and the remainder was not paid. In setting base salary and awarding the bonus, the Compensation Committee considered that Mr. Trick has been instrumental in restructuring Ambac’s investment portfolio and financial services businesses to increase risk adjusted returns, in an effort to maximize Ambac’s residual value. The Compensation Committee also considered that Mr. Trick played a key role in the efforts to avoid the Bankruptcy Filing through a capital raise or a restructuring of the capital structure, and that subsequent to both the establishment of the segregated account and the Bankruptcy Filing, Mr. Trick and his team have been implementing the required treasury and operational changes.

In addition, Mr. Trick received two retention payments totaling $200,000. The Compensation Committee believed that in order to maximize the value of Ambac, continuity at the senior management level, including the position of Chief Financial Officer, was critical during 2010 and, working with its compensation consultant, designed and implemented the retention packages to achieve its retention goals.

Kevin J. Doyle, Senior Vice President and General Counsel

Mr. Doyle’s 2010 base salary was $625,000, a 25% increase from his base salary in 2009. The Compensation Committee awarded Mr. Doyle an annual cash bonus of $250,000 in 2010, of which $215,000 was paid by Ambac Assurance (reflecting an allocation of 86% of his time to Ambac Assurance) and the remainder was not paid due to the Bankruptcy Filing. In setting base salary and awarding the bonus, the Compensation Committee considered that the principal strategic issues that Ambac has faced in the past several years involve material legal and regulatory components, and Mr. Doyle has played a critical role in all these areas.

Mr. Doyle was also paid a special bonus of $100,000 in 2010 in recognition of his efforts to maximize Ambac’s cash position, thereby assisting Ambac in its efforts to emerge successfully from Chapter 11 bankruptcy proceedings.

In addition, Mr. Doyle received quarterly retention payments totaling $535,000. The Compensation Committee believed that in order to maximize the value of Ambac, continuity at the senior management level, including the position of General Counsel, was critical during 2010 and, working with its compensation consultant, designed and implemented the retention packages to achieve its retention goals.

Diana N. Adams, Senior Managing Director and Chief Administrative Officer

Ms. Adams’s 2010 base salary was $562,500, a 25% increase from her base salary in 2009. The Compensation Committee awarded Ms. Adams a cash bonus of $25,000 in 2010, of which $23,000 was paid by Ambac Assurance (reflecting an allocation of 92% of her time to Ambac Assurance) and the remainder was not paid. In setting base salary and awarding the bonus, the Compensation Committee considered Ms. Adams’s individual performance, her groups’ contribution and the Compensation Committee’s desire to retain her services for the future.

In addition, Ms. Adams received quarterly retention payments totaling $327,500. The Compensation Committee believed that in order to maximize the value of Ambac, continuity at the senior management level, including the position of Chief Administrative Officer, was critical during 2010 and, working with its compensation consultant, designed and implemented the retention packages to achieve its retention goals.

Gregg L. Bienstock, Former Senior Vice President

Pursuant to an agreement, Mr. Bienstock was paid a severance amount of $481,250, which amount is equal to the severance due under Ambac’s Severance Pay Plan in effect at the time of his termination in July 2010. Mr. Bienstock executed a release of claims and agreed to covenants concerning non-disclosure of proprietary information, non-solicitation of Ambac’s employees, cooperation and non-disparagement. See page 31 below for more details regarding this agreement. In addition, pursuant to his retention agreement, Mr. Bienstock received retention payments prior to his termination of employment totaling $226,876.

Timothy J. Stevens, Former Senior Managing Director

Pursuant to an agreement, Mr. Stevens was paid a severance amount of $562,500, which amount is equal to the severance due under Ambac’s Severance Pay Plan in effect at the time of his termination in July 2010. Mr. Stevens executed a release of claims and agreed to covenants concerning non-disclosure of proprietary information, non-solicitation of Ambac’s employees, cooperation and non-disparagement. See page 31 below for more details regarding this agreement. In addition, pursuant to his retention agreement, Mr. Stevens received retention payments prior to his termination of employment totaling $246,250.

Severance Pay Plan

Subject to the terms and conditions of the Severance Pay Plan, executive officers who are not a party to an employment agreement are eligible to participate in the plan if they are designated as eligible. All of our NEOs, other than Mr. Callen, are eligible to participate in the plan. These executive officers will become entitled to receive severance if their employment is terminated by us without just cause (as defined in the Severance Pay Plan). Severance for these executive officers would include a lump sum payment equal to fifty-two weeks of base pay, reimbursement for COBRA premiums (equal to the company-paid portion of the employee premiums) for twelve months and outplacement services at a level and for a period determined by the NEO’s employer. As a result of the Bankruptcy filing, Mr. Wallis, who is employed by Ambac (our other NEOs who are eligible to participate in the plan are employed by Ambac Assurance), may not receive any severance. The Severance Pay Plan provides that severance will not be paid unless a participant releases us of all claims. It also provides that we may require a participant to agree to post-termination confidentiality, non-solicitation and non-competition restrictions.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code includes potential limitations on the deductibility of compensation in excess of $1 million paid to a company’s CEO and the three other most highly compensated executive officers serving on the last day of the year. This limitation does not apply to compensation that meets the requirements of “qualified performance-based compensation” under Section 162(m). The Compensation Committee considers the impact of this rule when developing and implementing Ambac’s executive compensation program. While we view preserving tax deductibility as an important objective, we do not consider it to be the sole objective in establishing executive compensation. In specific instances, we have authorized and in the future may authorize compensation arrangements that are not fully tax deductible but which promote other important objectives of Ambac. For 2010, none of the bonuses that we pay to our executive officers whose compensation qualifies as performance-based compensation under Section 162(m) met the requirements of that section, with the result that compensation in excess of $1 million paid to these officers will not be tax deductible for Ambac.

Stock Ownership Guidelines

Effective as of October 2008, Ambac suspended its stock ownership targets. Given the precipitous fall in Ambac’s stock price, none of our NEOs met our stock ownership guidelines, which were based on a level of ownership of Ambac stock (based on the market value of Ambac common stock) as a multiple of the officer’s total cash compensation (base salary plus cash bonus).

All Ambac employees, including our NEOs, are prohibited from making short sales or engaging in transactions involving puts, calls and other types of options in Ambac securities, including equity swaps and similar derivative transactions. We prohibit these activities because we believe that they may put an employee or executive officer’s personal gain in conflict with the best interests of Ambac and its stockholders.

Compensation Philosophy for 2011

In 2011, we expect to continue to utilize the same compensation approach adopted in 2009, which emphasizes base salaries and short-term quarterly retention payments, subject to certain limitations arising due to the Bankruptcy Filing.

In addition, the Compensation Committee approved the entry by Ambac Assurance into retention agreements with Messrs. Wallis, Doyle and Trick. This was deemed important in order to maintain stability and keep in place the team tasked with managing Ambac, reorganizing its capital structure and financial obligations, and executing the risk and loss mitigation strategies currently in place and planned for 2011. The Compensation Committee believes that, in order to reorganize the capital structure and maximize the value of Ambac, continuity at the senior management level is critical.

Ambac Assurance entered into the retention agreements on January 28, 2011. These agreements provide for four quarterly cash retention payments. In order for the executive to keep a quarterly retention payment, he must still be employed by Ambac Assurance (unless terminated by Ambac Assurance without cause) on the applicable retention date. The retention payment schedule is as follows:

Payment Date	Retention Date
January 28, 2011	April 27, 2011
April 28, 2011	July 27, 2011
July 28, 2011	October 27, 2011
October 28, 2011	January 28, 2012

If Ambac Assurance terminates the executive for cause or the executive terminates his employment for any reason following a payment date but prior to the corresponding retention date, the executive is required to return the retention payment that was paid on the last occurring payment date prior to the date the executive’s employment terminates within thirty (30) days following the date that the executive’s employment terminates.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with Ambac’s management. Based on its review and discussions, the Compensation Committee recommended to the Board that the compensation discussion and analysis section be included in this Annual Report.

The Compensation Committee

Thomas C. Theobald, Chairman

Jill M. Considine

Paul R. DeRosa

Philip N. Duff

Laura S. Unger

Henry D.G. Wallace

May 2, 2011

2010 Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the NEOs for the fiscal year ended December 31, 2010.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($)(2) (i)	Total ($) (j)
Michael A. Callen	2010	843,750	910,000	0	0	282,534	2,036,284
Executive Chairman	2009	650,000	536,250	0	0	14,700	1,200,950
	2008	607,500	975,000	100,000	0	35,900	1,718,400

David W. Wallis	2010	1,298,077	1,476,750	0	0	252,827	3,027,654
President and Chief Executive	2009	1,000,000	687,500	0	0	2,334,068	4,021,568
Officer	2008	718,592	500,000	2,298,597	2,242,292	746,120	6,986,349

David Trick	2010	567,308	391,250	0	0	9,800	968,358
Senior Vice President, Chief
Financial Officer and Treasurer

Kevin J. Doyle	2010	649,038	850,000	0	0	9,800	1,508,838
Senior Vice President and	2009	500,000	330,000	0	0	29,400	859,400
General Counsel	2008	260,000	950,000	400,001	445,200	27,800	2,083,001

Diana N. Adams	2010	584,135	350,500	0	0	9,800	944,435
Senior Managing Director

Timothy J. Stevens	2010	324,519	246,250	0	0	631,429	1,202,198
Former Senior Vice President

Gregg L. Bienstock	2010	277,644	226,876	0	0	551,344	1,055,864
Former Senior Vice President

(1)	The 2010 amounts for Messrs. Callen, Stevens and Bienstock reflect 2010 retention payments. The 2010 amounts for Messrs. Wallis, Trick and Doyle and Ms. Adams reflect 2010 bonuses and retention payments in the following amounts: Mr. Wallis—$351,750 bonus and $1,125,000 in retention payments; Mr. Trick—$191,250 bonus and $200,000 in retention payments; Mr. Doyle—$215,000 bonus and $535,000 in retention payments; and Ms. Adams—$23,000 bonus and $327,500 in retention payments. In addition, the 2010 amount for Mr. Doyle includes a payment of $100,000 paid in November 2010.
(2)

The 2010 amount for Mr. Callen represents the amount paid to him for tax equalization. The 2010 amount for each of the NEOs, other than Mr. Callen, includes amounts contributed by Ambac to our tax-qualified defined contribution plan on the executive’s behalf. The 2010 amount for Mr. Wallis also includes (i) $228,833 relating to additional taxes required to be paid in the U.S. for years covered by his expatriate benefits package; and (ii) tax preparation costs of $14,194 (which was paid in British Pounds and has been converted to U.S. Dollars at the December 31, 2010 exchange rate of $1.5598 to £1). The 2010 amount for Mr. Stevens also includes the following payments made in connection with his termination of employment: (i) payment for unused vacation days in the amount of $21,635; (ii) $562,500 in severance; (iii) $15,000 in outplacement services; (iv) $4,566 in legal fees; and (v) $17,928 in COBRA payments. The 2010 amount for Mr. Bienstock also includes the following payments made in connection with his termination of employment: (i) payment for unused vacation days in the amount of $18,510; (ii) $481,250 in severance; (iii) $15,000 in outplacement services; (iv) $8,856 in legal fees; and (v) $17,928 in COBRA payments.

2010 Grants of Plan-Based Awards

There were no grants of plan-based awards made to any of the NEOs during 2010.

Ambac 1997 Equity Plan

The Equity Plan is an “omnibus” stock plan that provides for a variety of equity-based and equity awards to maintain flexibility. In particular, the Equity Plan authorizes awards of stock options, stock appreciation rights, stock awards, RSUs, performance units and other forms of equity-based or equity-related awards that the Compensation Committee determines to be consistent with the purposes of the Equity Plan and the interests of Ambac. The Compensation Committee determines vesting, exercisability, payment and other restrictions that apply to an award. The minimum vesting for any stock option is one year. The Compensation Committee has the authority to determine the effect, if any, that an employee’s termination or a change in control of Ambac will have on an award. The terms and conditions of awards under the Equity Plan are set forth in written award agreements approved by the Compensation Committee and delivered or made available to the relevant participants following the date of grant. The form of award agreement under which the NEOs’ stock options and RSUs were awarded provide for accelerated vesting upon death, disability and retirement.

2010 Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($)(8) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(11) (h)
Michael A. Callen					2,295 (1)	252
					Total: 2,295	Total: 252

David W. Wallis	8,000	0	73.71(2)	1/26/2011	30,236(10)	3,326
	0	9,000	79.30(3)	1/24/2012	6,438(10)	708
	4,500	4,500	74.43(4)	1/23/2013	6,438(9)	708
	0	17,500	87.27(5)	1/29/2014	346,270(7)	38,090
	22,000	11,000	11.13(6)	1/28/2015
	0	380,325	4.93(7)	5/06/2015
					Total: 389,382	Total: 42,832

David Trick	1,250	1,250	74.43(4)	1/23/2013	10,308(9)	1,134
	0	3,000	87.27(5)	1/29/2014
	7,500	3,750	11.13(6)	1/28/2015
					Total: 10,308	Total: 1,134

Kevin J. Doyle	15,000	0	73.71(2)	1/26/2011	36,650(9)	4,032
	4,700	0	73.71(2)	1/26/2011
	0	20,000	79.30(3)	1/24/2012
	10,000	10,000	74.43(4)	1/23/2013
	0	20,000	87.27(5)	1/29/2014
	26,667	13,333	11.13(6)	1/28/2015
					Total: 36,650	Total: 4,032

Diana N. Adams	4,000	0	73.71(2)	1/26/2011	8,247(9)	907
	0	4,500	79.30(3)	1/24/2012
	2,250	2,250	74.43(4)	1/23/2013
	0	5,500	87.27(5)	1/29/2014
	9,067	4,533	11.13(6)	1/28/2015
					Total: 8,247	Total: 907

Gregg L. Bienstock	15,000	0	73.71(2)	1/26/2011	0	0
	4,700	0	73.71(2)	1/26/2011	0	0

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($)(8) (e)		Option Expiration Date (f)	Number of Shares or Units of Stock that Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(11) (h)
	8,750	0	74.43	(4)	7/16/2011	0	0
	25,334	0	11.13	(6)	7/16/2011	0	0
						Total: 0	Total: 0

Timothy J. Stevens	1,500	0	74.43	(4)	7/16/2011	0	0
	6,600	0	11.13	(6)	7/16/2011
						Total: 0	Total: 0

(1)	2,295 RSUs were awarded to Mr. Callen as a non-employee director on May 7, 2007 as his five-year non-employee director award and will vest in 2012.
(2)	The option vested in two equal installments. 50% vested when the market price of Ambac’s common stock met or exceeded $90.00 on May 15, 2007 and 50% vested on the sixth anniversary of the grant date, January 26, 2010.
(3)	The option vested on the sixth anniversary of the grant date, January 24, 2011. 50% of the option would have vested earlier if the market value of Ambac’s common stock reached $100 for 20 consecutive trading days, and 50% of the option would have vested earlier if the market value of Ambac’s common stock reached $120 for 20 consecutive trading days.
(4)	The option vests in two equal installments. 50% vested when the market price of Ambac’s common stock met or exceeded $92.00 for 20 consecutive trading days on May 22, 2007 and 50% will vest when the market price of Ambac’s common stock meets or exceeds $107.00 for 20 consecutive trading days but in any event the option will become 100% vested no later than the sixth anniversary of the grant date, January 23, 2012. With respect to Messrs. Bienstock and Stevens, the unvested portion of the option was canceled upon their terminations of employment.
(5)	The option will vest in two equal installments when the market price of Ambac’s Common Stock meets or exceeds $106.00 and $125.00 for 20 consecutive trading days but in any event the option will become 100% vested no later than the sixth anniversary of the grant date, January 29, 2013.
(6)	The option vested in three equal installments on the first, second and third anniversaries of January 28, 2008, the date of grant.
(7)	Options and RSUs will vest on May 6, 2013 if Mr. Wallis remains in service through such date.
(8)	The exercise price per share is the fair market value of Ambac’s common stock on the date of grant. For options awarded in 2006 and prior years, we determined the fair market value by calculating the average of the high and low price of Ambac’s common stock on the NYSE on the date of grant. For all grants awarded in 2007 and subsequent years, the fair market value was determined as the closing price of Ambac’s common stock. Generally, all of the NEOs’ stock options will expire seven years from the date of grant or earlier if employment terminates. With respect to Messrs. Bienstock and Stevens, the executives’ vested options will terminate on the first anniversary of the date their employment terminated or the expiration date of the award, whichever is sooner.
(9)	These RSUs vested on January 28, 2011.
(10)	These RSUs will vest on January 28, 2012.
(11)	The price of the Ambac common stock used to calculate the market value of the shares or units of stock that have not vested as of December 31, 2010 was $.11, which was the closing price of Ambac’s common stock on the Pink OTC market on the last trading date of fiscal year 2010.

2010 Option Exercises and Stock Vested(1)

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(2) (e)

Michael A. Callen	—	—

David W. Wallis	9,604	6,777

David Trick	38,399	26,495

Kevin J. Doyle	3,564	2,459

Diana N. Adams(3)	1,221	849

Gregg L. Bienstock	4,472	3,116

Timothy J. Stevens	28,231	19,479

(1)	This chart reflects the RSUs vested in 2010. No stock options were exercised in 2010.
(2)	Amounts reflect the number of RSUs multiplied by the market value of the underlying Ambac common stock on the day the RSU vested.
(3)	Amounts include 211 RSUs that vested in 2010 but receipt of which has been deferred until January 23, 2013 pursuant to a previously made deferral election.

2010 Retirement Benefits

Currently, we maintain the Ambac Savings Incentive Plan (the “SIP”), a tax-qualified defined contribution program to provide retirement income to all eligible U.S. employees. Our NEOs, other than Mr. Callen, participated in the SIP in 2010. We formerly maintained a related non-qualified defined contribution plan, the Non-Qualified Savings Incentive Plan, a tax-qualified defined benefit pension plan, the Pension Plan and two related non-qualified defined benefit plans, the Supplemental Pension Plan and the Excess Benefits Plan.

Savings Plan

The SIP is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code, under which eligible employees may elect to contribute a portion of their salary to the SIP. Ambac makes a matching contribution equal to (i) $1.00 for every dollar contributed by the employee to a maximum of 3% of eligible base compensation for each payroll period and (ii) 50% of every dollar contributed, up to an additional 2% of eligible base compensation for each payroll period.

Ambac also has a profit sharing plan. For 2010, Ambac suspended profit sharing contributions.

Prior to December 31, 2008, we maintained the Non-Qualified Savings Incentive Plan, to which we credited amounts that we were precluded from contributing to the SIP because of limitations under the Internal Revenue Code. We terminated the Non-Qualified Savings Incentive Plan as of December 31, 2008.

2010 Nonqualified Deferred Compensation

The following table shows the executive contributions, Ambac’s contributions, earnings and balances for the NEOs in the SubPlan, an unfunded, unsecured deferred compensation plan. The SubPlan allowed executive officers (including NEOs) and managing directors to defer all or a portion of their annual bonus. In 2008, Ambac suspended the SubPlan.

Account balances under the SubPlan may be invested in phantom investments selected by the executive from an array of investment options or Ambac RSUs. When participants elect to defer amounts pursuant to the SubPlan, they also select when the amounts ultimately will be distributed to them. Distributions may either be made in a specific year—whether or not employment has then ended—or at a time that begins at or after the executives’ retirement or termination. Distributions can be made in a lump sum or annual installments.

Name (a)	Plan Name	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($)(1) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($)(2) (f)

Michael A. Callen	SubPlan Other(3)	0 0	0 0	0 0	0 0	0

David W. Wallis	SubPlan Other(3)	0 0	0 0	(9,772) 0	4,442 0	1,431 0

David Trick	SubPlan Other(3)	0 0	0 0	0 0	0 0	0 0

Kevin J. Doyle	SubPlan Other(3)	0 0	0 0	0 0	0 0	0 0

Diana N. Adams	SubPlan Other(3)	0 0	0 0	(1,965) 0	0 0	309 0

Gregg L. Bienstock	SubPlan Other(3)	0 0	0 0	(845) (1,982)	451 0	91 312

Timothy J. Stevens	SubPlan Other(3)	0 0	0 0	0 0	0 0	0 0

(1)	None of these earnings are above-market and consequently they are not reported in the Summary Compensation Table.
(2)	All amounts contributed by an NEO and by Ambac in prior years have been reported in the Summary Compensation Tables in our previously filed proxy statements in the year earned, to the extent that the executive was named in such proxy statement and the amounts were so required to be reported in such tables.
(3)	RSUs were granted and deferred pursuant to a Restoration Option Program. The Restoration Option Program permitted executives to exercise their stock options and defer receipt of the gain from such stock options into RSUs until a specified date in the future or termination. Ambac discontinued this program in October 2004.

Potential Payments upon Termination or Change in Control

Under our Severance Pay Plan, executive officers are eligible to participate only if they have been designated as eligible by the Board or the Compensation Committee. In April 2010, as discussed in the Compensation Discussion and Analysis, each of our executive officers who was a party to an MRA and who was not a party to an employment agreement agreed to the cancellation of his or her existing MRA in consideration for being designated as eligible to participate in the Severance Pay Plan, and these executive officers were designated as eligible to participate. All of our NEOs, other than Mr. Callen, were eligible to participate in the Severance Pay Plan in 2010.

Under the Severance Pay Plan, the NEOs would receive severance equal to 12 months of base salary, plus 12 months of continued health coverage and outplacement services at a level and for a period determined by the NEO’s employer upon qualifying terminations of employment. The NEOs would generally receive the severance pay and benefits upon a termination by us or our affiliate without “Just Cause,” and other than a “Performance-Related Termination” or a termination due to the NEO’s death or disability. “Just Cause” means any act or omission by the executive resulting or intended to result in personal gain at the expense of us or any of our affiliates; the improper disclosure by the executive of proprietary or confidential information or trade secrets of us or any of our affiliates; or misconduct by the executive, including fraud, intentional violation of or negligent disregard for the rules and procedures of us or any of our affiliates, theft, violent acts or threats of violence, or possession of alcohol or controlled substances on our or any of our affiliates’ property. A “Performance-Related Termination” means the termination of employment as the result of the performance by the executive of his or her employment duties in a manner deemed by his or her employer, in its sole and absolute discretion, to be in any way unsatisfactory.

Our NEOs would not be entitled to any additional payments by reason of a change in control of Ambac.

The table below reflects the amount of compensation that would be owed to each of our NEOs as of December 31, 2010 in the event of termination of such executive’s employment without Just Cause.

Potential Payments Upon Termination Table

Name	Severance Pay ($)(1)	All Other Severance ($)(2)	Total Payment Upon Termination ($)
Michael A. Callen(3)	0	0	0

David W. Wallis(4)	1,250,000	43,300	1,293,300

David Trick	600,000	43,300	643,300

Kevin J. Doyle	625,000	43,300	668,300

Diana N. Adams	562,500	43,300	605,800

Gregg L. Bienstock(5)	—	—	—

Timothy J. Stevens(5)	—	—	—

(1)	Reflects severance pay under the Severance Pay Plan, which is equal to 52 weeks’ base salary, payable in a lump sum.
(2)	Reflects estimates of 12 months of continued medical coverage and $25,000 of outplacement services.
(3)	Mr. Callen is not entitled to any special payment upon his termination of employment.
(4)	As a result of the Bankruptcy Filing, it is possible that the severance amounts shown in the table could not have been paid.
(5)	Messrs. Bienstock and Stevens were no longer executive officers as of December 31, 2010. Please refer to page 31 below and to the Summary Compensation Table on pages 23 and 24 above for information on the benefits that Messrs. Bienstock and Stevens received upon their terminations of employment.

Agreement with Gregg Bienstock

On July 16, 2010, Ambac entered into an agreement and general release (the “Bienstock Agreement”) with Gregg Bienstock, a former Senior Vice President of Ambac and Ambac Assurance Corporation relating to his termination of employment with Ambac on July 16, 2010 (the “Termination Date”). Under the Bienstock Agreement, Mr. Bienstock was paid a severance payment in the amount of $481,250, as well as a total of $23,856 for legal expenses and outplacement services. Ambac has reimbursed Mr. Bienstock for COBRA coverage for twelve months following the Termination Date, with a total value of $17,928. Mr. Bienstock was also paid $18,510 for accrued and unused vacation days. The severance payment was consideration for his execution of a Waiver and General Release Agreement. Additionally, Mr. Bienstock agreed to restrictions concerning non-disclosure of proprietary information, non-competition with Ambac and non-solicitation of Ambac’s customers, any account of Ambac and Ambac’s employees. Mr. Bienstock was not eligible for a bonus for 2010.

Agreement with Timothy Stevens

On July 16, 2010, Ambac entered into an agreement and general release (the “Stevens Agreement”) with Timothy Stevens, a former Senior Vice President of Ambac and Ambac Assurance Corporation relating to his termination of employment with Ambac on July 16, 2010 (the “Termination Date”). Under the Stevens Agreement, Mr. Stevens was paid a severance payment in the amount of $562,500 as well as a total of $19,566 for legal expenses and outplacement services. Ambac has reimbursed Mr. Stevens for COBRA coverage for twelve months following the Termination Date, with a total value of $17,928. Mr. Stevens was also paid $21,635 for accrued and unused vacation days. The severance payment was consideration for his execution of a Waiver and General Release Agreement. Additionally, Mr. Stevens agreed to restrictions concerning non-disclosure of proprietary information, non-competition with Ambac and non-solicitation of Ambac’s customers, any account of Ambac and Ambac’s employees. Mr. Stevens was not eligible for a bonus for 2010.

Discussion of our Compensation Policies and Practices as They Relate to Risk Management

The Compensation Committee does not believe that our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us. In reaching this conclusion, the Compensation Committee reviewed our compensation framework with the assistance of its compensation consultant to identify features that could lead to excessive risk taking. The Compensation Committee also considered the advice and opinions of our Chairman, Chief Executive Officer and Human Resources Department members, who advised that a compensation structure that has a larger component of base salary than incentive bonus will decrease incentives for risk taking. In addition to the foregoing, the Compensation Committee considered our current business model, which focuses on mitigating losses and efficiently managing our investment portfolio in an effort to preserve value. Based on its review and the advice it received, the Compensation Committee determined that by deemphasizing large incentive cash bonuses and increasing the base salary component of total compensation, our compensation mix promoted the goal of maximizing retention, while reducing incentives for risk taking that could have a material adverse effect on us. The Compensation Committee also determined that the current business model itself reduced incentives to take excessive risks, because the fact that we are not adding risk to our portfolio means that we have limited scope for excessive risk taking by our employees.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table shows the total number of outstanding options and shares available for other future issuances of options under all of our equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(#) (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)(#) (c)(3)
Equity Compensation Plans Approved by Security Holders	3,634,491	46.98	12,909,314
Equity Compensation Plans Not Approved by Security Holders (4)	0	0	0

Total	3,634,491	46.98	12,909,314

(1)	This amount includes 2,607,765 shares subject to stock options outstanding under the Equity Plan, plus 138,201 shares subject to RSUs under the Directors Plan and 888,527 shares subject to RSUs under the Equity Plan.
(2)	Weighted average exercise price of outstanding stock options; excludes RSUs.
(3)	This amount includes 353,589 shares available under the Directors Plan of which 244,018 shares are available for future awards of restricted stock and RSUs, and 12,555,725 shares available under the Equity Plan, of which 8,706,008 shares are available for future awards of stock, RSUs, performance units, or other awards consistent with the purposes of the plan as determined by the Compensation Committee.
(4)	All of Ambac’s equity compensation plans have been approved by security holders.

Director Compensation

Director Compensation Table

Name(1) (a)	Fees Earned or Paid in Cash ($)(2) (b)	All Other Compensation ($)(3) (g)	Total ($) (h)
Jill M. Considine	211,667	2,543	214,210
Paul R. DeRosa	201,417	0	201,417
Philip N. Duff	223,167	22,269	245,436
Thomas C. Theobald	217,667	0	217,667
Laura S. Unger	206,917	22,269	229,186
Henry D.G. Wallace	284,167	0	284,167

(1)	At December 31, 2010, the aggregate number of RSUs held by each of our directors was as follows: Ms. Considine—8,794 RSUs; Mr. DeRosa—0 RSUs; Mr. Duff—2,295 RSUs; Mr. Theobald—37,440 RSUs; Ms. Unger—76,063 RSUs and Mr. Wallace—1,425 RSUs. Of the RSUs held by our directors at December 31, 2010, the following RSUs were vested but deferred: Ms. Considine—8,794 RSUs; Mr. DeRosa—0 RSUs; Mr. Theobald—37,440 RSUs; Ms. Unger—5,533 RSUs and Mr. Wallace—1,425 RSUs. At December 31, 2010, Messrs. DeRosa and Wallace each held 152,174 PSUs (and accrued dividends), which were granted at the May 2009 Annual Meeting of Stockholders and generally will vest on the date of the Annual Meeting held in the fifth calendar year following the date of grant.

(2)	None of our directors deferred any fees into phantom stock units (“PSUs”)

pursuant to Ambac’s Director Deferred Compensation Plan. On December 22, 2010, the Board decided to suspend any future deferrals under the Deferred Compensation Plan.

This column reflects (i) a pro-rata portion of the annual retainer fee of $50,000 for each of our directors for the period from January 1, 2010 through March 14, 2010 and (ii) a pro-rata portion of the annual retainer fee of $90,000 for each of our directors for the period March 15, 2010 through December 31, 2010. In addition, from January 1, 2010 through March 14, 2010, Ambac paid a fee of $1,000 for attendance at each committee or shareholders meeting and $2,000 for attendance at each Ambac or Ambac Assurance Board of Directors meeting. From March 15, 2010 through December 31, 2010, Ambac paid a fee of $1,500 for attendance at each committee meeting, and $2,500 for attendance at each Ambac or Ambac Assurance Board of Directors meeting and shareholders meeting. Fees for chairing the committees remained the same. Thus, in addition to the annual retainer fee described above, each director also received the following:

•      Jill Considine earned a total fee of $128,500 for her attendance at committee and Board meetings held between January 1, 2010 and December 31, 2010. As a result of the Bankruptcy Filing, $7,500.00 of these fees have not been paid.

•      Paul DeRosa earned $122,000 for his attendance at committee and Board meetings held between January 1, 2010 and December 31, 2010. As a result of the Bankruptcy Filing, $10,000.00 of these fees have not been paid.

•      Philip Duff earned a fee of $20,000 for his role as Chairman of the Audit and Risk Assessment Committee. Mr. Duff also earned $120,000 for his attendance at committee and Board meetings held between January 1, 2010 and December 31, 2010. As a result of the Bankruptcy Filing, $10,222.24 of these fees have not been paid.

•      Thomas Theobald earned $10,000 for his role as Chairman of the Compensation Committee. Mr. Theobald also earned $124,500 for his attendance at committee and Board meetings held between January 1, 2010 and December 31, 2010. As a result of the Bankruptcy Filing, $10,111.12 of these fees have not been paid.

•      Laura Unger earned $10,000 for her role as Chairman of the Governance Committee. Ms. Unger also received $113,750 for her attendance at committee and Board meetings held between January 1, 2010 and December 31, 2010. As a result of the Bankruptcy Filing, $7,722.24 of these fees have not been paid.

•      Henry D. G. Wallace earned a fee of $75,000 for his role as Presiding Director. Mr. Wallace also received $126,000 for his attendance at committee and Board meetings held between January 1, 2010 and December 31, 2010. As a result of the Bankruptcy Filing, $10,833.36 of these fees have not been paid.

(3)    The amounts shown include premiums that Ambac has paid in connection with the medical insurance that it provides to the following directors: Ms. Considine: $2,543, Mr. Duff: $22,269 and Ms. Unger $22,269.

April 2008 to March 2010 Annual Cash Fee and Meeting Fees	From January 1, 2010 through March 15, 2010, we compensated directors who are not employees of Ambac or its subsidiaries as follows: (i) an annual cash retainer of $50,000; (ii) $2,000 for each meeting of the Ambac or Ambac Assurance Board that the director attended; and (iii) $1,000 for each meeting of a committee of the Board that the director attended. Effective March 15, 2010, Ambac’s directors’ compensation was modified, including the annual cash retainer fee and meeting fees, as described below.

Current Annual Cash Fee and Meeting Fees	In light of our current financial situation and the Board’s time commitments in March 2010, Ambac modified its compensation for directors. The directors decided to discontinue all awards under the Directors Equity Plan, which included a $100,000 annual award of PSUs and a $210,000 five year award of PSUs under the Directors Plan. In connection with this decision, the Governance Committee asked Johnson Associates, the Board’s outside compensation consultant, to recommend an appropriate and reasonable all cash compensation package for the Board. Johnson Associates recommended, and the Board adopted, the following changes to Ambac’s directors compensation effective as of March 15, 2010: (i) an increase in the annual cash retainer fee from $50,000 per year to $90,000 per year; (ii) an increase from $2,000 to $2,500 for each meeting of the Ambac or Ambac Assurance Board that a director attends; (iii) an increase from $1,000 to $1,500 for each meeting of a committee of the Ambac or Ambac Assurance Board that a director attends; (iv) an increase from $1,000 to $2,500 for any special meeting or annual meeting of stockholders that a director attends; (v) no changes to the annual fees for a chairing a committee or service as the presiding director; and (vi) the discontinuance of all awards under the Directors Equity Plan.

Presiding Director Fee	During 2010, an additional annual fee of $75,000 was paid to Ambac’s Presiding Director, Mr. Wallace, in consideration of the substantial amount of additional time that the Presiding Director devotes to Ambac matters. In light of the decision for Mr. Callen to serve as the Company’s Non-Executive Chairman effective February 1, 2011 and take on certain responsibilities of the Presiding Director, the Governance Committee decided to reduce the Presiding Director’s fee from $75,000 to $25,000, effective February 1, 2011, anticipating the time commitment of the Presiding Director to be significantly reduced from prior years. For more information regarding the Presiding Director, please see pages 10 and 11 above.

Non-Executive Chairman Retainer Fee	Effective February 1, 2011, our Non-Executive Chairman will receive an annual fee of $150,000.

Fee for Chairing a Committee	We pay an additional annual fee of $10,000 to the non-employee director who chairs either the Governance Committee or the Compensation Committee and an annual fee of $20,000 to the non-employee director who chairs the Audit and Risk Assessment Committee.

Annual Award of Restricted Stock Units or Phantom Stock Units	Historically, on the date of the Annual Meeting, Ambac has granted each non-employee director an annual award consisting of a number of RSUs or PSUs, as determined by the Board, (collectively the RSUs and PSUs shall be referred to as the “Director Stock Units”) calculated by dividing (A) $100,000 by (B) the closing price of a share of common stock as reported on the NYSE on that date. The Director Stock Units generally vest on the first anniversary of the date of the grant. The Director Stock Units accumulate dividend equivalents in the form of additional Director Stock Units during the restricted period. Director Stock Units granted in the form of RSUs are settled by the delivery of one share of Ambac common stock for each Director Stock Unit. Director Stock Units granted in the form of PSUs are settled in cash in an amount equal to the market value, as of the relevant payment date, of one share of Ambac common stock for each Director Stock Unit. On March 15, 2010, the Board determined that all Director Stock Unit awards made under the Directors Equity Plan should be discontinued.

Expenses and Benefits	Ambac reimburses all directors for travel and other related expenses incurred in attending stockholder, Board and committee meetings. We provide non-employee directors with life and health insurance benefits, if they so elect.

The Deferred Compensation Plan	Under the Deferred Compensation Plan (the “Deferred Compensation Plan”), non-employee directors may elect to defer all or part of their director compensation that is paid in cash. On December 22, 2010, the Board decided to suspend any future deferrals under the Deferred Compensation Plan.

•      At the director’s election, we credit deferrals to a bookkeeping account that we maintain on the director’s behalf either as a cash credit (which we credit with interest quarterly at a 90-day commercial paper composite rate published by the Federal Reserve Bank), or as PSUs based on the market value of Ambac’s common stock (which we credit with quarterly dividend equivalents in additional PSUs) or as performance units measured by the performance of those mutual funds the director selects out of a limited group of funds.

• We do not fund the Deferred Compensation Plan. We settle accounts only in cash.

Directors who are Ambac Employees	We do not compensate our employees or employees of our subsidiaries for service as a director, other than reimbursement for travel and related expenses.

Director Stock Ownership Guidelines	In May 2004, Ambac’s Governance Committee established stock ownership requirements for its directors. Under these guidelines, Ambac requires each director to own, within five years of first being elected, shares of Ambac common stock having a value equal to at least eight times the director’s annual cash retainer. The Governance Committee has currently suspended application of this requirement in view of the significant decline in stock price over the past couple of years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

5% Stockholders

There are no persons we know to be direct or indirect owners of at least 5% of Ambac common stock as of December 31, 2010.

Director and Executive Officer Stock Ownership

The following table shows the Ambac common stock owned directly or indirectly by Ambac’s directors, director nominees and executive officers as of April 1, 2011. No director, director nominee or executive officer beneficially owns 1% or more of the shares of Ambac common stock. All directors, director nominees and executive officers as a group beneficially own less than 1% of the shares of Ambac common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (3)(4)	Percent of Class	PSUs(5)	Total Holdings (including PSUs)
Non-Employee Directors and Director Nominees

Michael A. Callen	52,837	—	13,968	66,805

Jill M. Considine	57,645	—	128,324	185,969

Paul R. DeRosa	78,488	—	255,304	333,792

Philip N. Duff	34,236	—	72,464	106,700

Thomas C. Theobald	41,207	—	6,030	47,237

Laura S. Unger	40,044	—	90,179	130,223

Henry D.G. Wallace	2,524	—	38,732	41,256

Named Executive Officers

David W. Wallis	70,136	—	—	70,136

David Trick	12,998	—	—	12,998

Kevin J. Doyle	117,165	—	—	117,165

Diana N. Adams	29,811	—	—	29,811

Gregg L. Bienstock (1)	86,789	—	—	86,789

Timothy J. Stevens (2)	18,187	—	—	18,187

All executive officers and directors as a group (12 persons)(6)	602,412	—	605,001	1,207,413

(1)	On July 16, 2010, Mr. Bienstock’s employment as Senior Vice President of Ambac and Ambac Assurance terminated.
(2)	On July 16, 2010, Mr. Stevens’s employment as Senior Vice President of Ambac and Ambac Assurance terminated.

(3)	The number of shares shown for each director and NEO includes shares that may be acquired upon exercise of stock options that were exercisable as of April 1, 2011 or that will become exercisable within 60 days after April 1, 2011. These shares are shown in the following table:

Non-Employee Directors	Number Of Shares	Executive Officers	Number Of Shares
Mr. Callen	0	Mr. Wallis	46,500
Ms. Considine	0	Mr. Trick	12,500
Mr. DeRosa	0	Mr. Doyle	70,000
Mr. Duff	0	Ms. Adams	20,350
Mr. Theobald	0	Mr. Bienstock	34,084
Ms. Unger	0	Mr. Stevens	8,100
Mr. Wallace	0

(4)	The number of shares shown for (i) Mr. Callen and Ms. Adams includes vested RSUs awarded under our equity plans and (ii) Messrs. Theobald and Wallace, Ms. Considine and Ms. Unger include RSUs awarded under the Directors Plan. These RSUs are shown in the following table:

Executive Officers	Number of Vested RSUs
Mr. Wallis	0
Mr. Trick	0
Mr. Doyle	0
Ms. Adams	2,806

Directors	Number of Vested RSUs
Mr. Callen	9,889
Ms. Considine	8,796
Mr. DeRosa	0
Mr. Duff	0
Mr. Theobald	37,440
Ms. Unger	5,533
Mr. Wallace	1,425

(5)	Under Ambac’s Deferred Compensation Plan for Outside Directors, directors may defer a portion of his or her cash compensation. If a director has elected to defer cash compensation into PSUs, these PSUs are shown in this column. For more information on the Deferred Compensation Plan, see page 35.

(6)	We have included only Ambac’s current non-employee directors and executive officers who are as follows:

Directors: Messrs. Callen, DeRosa, Duff, Theobald and Wallace and Ms. Considine and Ms. Unger; and

Executive Officers: Messrs. Wallis, Doyle, Eisman and Trick and Ms. Adams. Please see pages 12 and 13 for a list of Ambac’s executive officers and their responsibilities.

Information relating to compensation plans under which equity securities of the Company are authorized for issuance is under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” in Item 11 - Executive Compensation.

Item 13.	Certain Relationships and Related Transactions.

Related Person Transactions

On July 15, 2009, Ambac acquired the assets of NSM Capital Management LLC and Structured Credit Solutions, which became part of Ambac’s subsidiary, RangeMark Financial Services, Inc. (“RangeMark”), from Robert S. Smith and entities controlled by Mr. Smith and Neal Neilinger for a cash purchase price of $6,175,000 by Ambac to Mr. Smith and the other sellers. Following the completion of the transaction, Mr. Smith became an executive officer of Ambac. Under the terms of the purchase agreement for such transaction, Mr. Smith and the other sellers had the right to repurchase certain businesses of RangeMark upon the occurrence of certain specified events, including a bankruptcy or similar event affecting Ambac. On July 16, 2010, Mr. Smith exercised such rights and repurchased certain business of RangeMark for a payment of $1,081,500 by Mr. Smith to Ambac. Ambac is a party to a services agreement with RangeMark pursuant to which RangeMark has agreed to provide certain valuation services to Ambac. Ambac incurred total fees of $1,019,000 in 2010 under the services agreement for services performed following the closing of the sale to Mr. Smith.

On July 16, 2010, Ambac sold to Gregg Bienstock, a former Senior Vice President of Ambac, Timothy Stevens, a former Senior Managing Director of Ambac, a former employee and Lumesis LLC (“Lumesis”), a newly-formed company substantially owned and controlled by Mr. Bienstock and Mr. Stevens, certain assets that constitute the Demographic Information Visualization for Economic Research application (“DIVER”), an interactive, web-based application developed to visually present economic and financial data through heat maps and dashboards. The consideration to Ambac in the sale consisted of (i) a cash payment of $62,065, (ii) a 9% ownership interest in Lumesis and (iii) a royalty free, perpetual license to use the DIVER application for internal portfolio risk management purposes. In addition, Ambac paid expenses of $63,614 incurred by the buyers after the closing to complete development of the DIVER application. Ambac also temporarily leased certain office space and provided certain administrative services to Lumesis on a transition basis, payments by Lumesis to Ambac for which aggregated $13,688.

Policies and Procedures for Review and Approval of Related Person Transactions

We have a written conflict of interest policy that is administered by the Governance Committee. All executive officers and directors are subject to the policy, which is designed to cover related persons transactions with executive officers, directors and their immediate family members. We require our executive officers and directors to notify Ambac as soon as reasonably practicable about any potential related person transaction. Prior to entering into any related person transaction, the transaction is submitted to the Governance Committee for consideration at its next committee meeting. The Governance Committee will consider all of the relevant facts and circumstances available to the committee and, based on such review, determine whether to approve such transaction.

Item 14.	Principal Accountant Fees and Services.

The work performed by KPMG LLP during 2010 and the related fees are set forth below.

Audit and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Ambac’s annual financial statements for the years ended December 31, 2010 and December 31, 2009, and fees billed for other services rendered by KPMG LLP during those periods. All of the fees for fiscal years 2010 and 2009 presented below were approved by Ambac’s Audit and Risk Assessment Committee. All such services were pre-approved by the Committee in accordance with the pre-approval policy.

Audit Related Expenses	2010	2009
Audit Fees (1)	$2,630,000	$2,654,000
Audit Related Fees (2)	302,061	349,185
Tax Fees (3)	349,726	491,081
All Other Fees	0	0

Total	$3,281,787	$3,494,266

(1)	Audit fees consisted of audit work performed in connection with the annual and quarterly financial statements, the audit of internal control over financial reporting as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and comfort letters and accounting advice on completed transactions.
(2)	Audit related fees consisted principally of audits of employee benefit plans and certain accounting consultations.
(3)	Tax fees consist principally of tax compliance services and tax advice to Ambac and its UK insurance subsidiaries.

Policy on Audit and Risk Assessment Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit and Risk Assessment Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit and Risk Assessment Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management and/or the independent auditors will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit and Risk Assessment Committee for approval.

1. Audit services include audit work performed in connection with the annual and quarterly financial statements, the audit of internal control over financial reporting as well as work that generally only the independent auditor can reasonably be expected to provide, including consents, comfort letters, statutory audits, and attest services.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, agreed upon procedures and certain consultation regarding financial accounting and/or reporting standards.

3. Tax services include all services performed by the independent auditor for tax compliance and tax advice.

4. Other Fees are those associated with services not captured in the other categories. Ambac generally does not request such services from the independent auditor.

Prior to engagement, the Audit and Risk Assessment Committee pre-approves these services by category of service. The fees are budgeted and the Audit and Risk Assessment Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, any services provided by the independent auditor will be pre-approved by the Audit and Risk Assessment Committee or, between meetings of the Audit and Risk Assessment Committee, by its Chairman pursuant to authority delegated by the Audit and Risk Assessment Committee. The Chairman reports all pre-approval decisions made by him at the next meeting of the Audit and Risk Assessment Committee, and he has undertaken to confer with the Audit and Risk Assessment Committee to the extent that any engagement for which his pre-approval is sought is expected to generate fees for the independent auditor in excess of $100,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.
(Registrant)

Dated: May 2, 2011	By:	/s/ David Trick
	Name:	David Trick
	Title:	Senior Managing Director, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.