Form 10-Q
period 2011-03-31
AMBAC FINANCIAL GROUP INC
filed 2011-05-10
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of April 29, 2011, 302,428,811 shares of Common Stock, par value $0.01 per share, (net of 5,587,953 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Balance Sheets

(Dollars in Thousands)	March 31, 2011	December 31, 2010
	(unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,695,438 in 2011 and $5,707,727 in 2010)	$6,083,472	$6,020,895
Fixed income securities pledged as collateral, at fair value (amortized cost of $104,939 in 2011 and $120,918 in 2010)	107,084	123,519
Short-term investments, at cost (approximates fair value)	792,426	708,797
Other, at cost (approximates fair value)	100	100

Total investments	6,983,082	6,853,311

Cash and cash equivalents	7,626	9,497
Restricted cash	2,500	2,500
Receivable for securities sold	77,449	23,505
Investment income due and accrued	39,715	45,066
Premium receivables	2,290,920	2,422,596
Reinsurance recoverable on paid and unpaid losses	141,311	136,986
Deferred ceded premium	250,291	264,858
Subrogation recoverable	796,622	714,270
Deferred acquisition costs	247,746	250,649
Loans	20,397	20,167
Derivative assets	300,849	290,299
Other assets	75,959	82,579
Variable interest entity assets:
Fixed income securities, at fair value	1,929,691	1,904,361
Restricted cash	2,190	2,098
Investment income due and accrued	1,285	4,065
Loans (includes $14,029,346 in 2011 and $15,800,918 in 2010 at fair value)	14,231,947	16,005,066
Derivative assets	—	4,511
Other assets	10,724	10,729

Total assets	$27,410,304	$29,047,113

Liabilities and Stockholders’ Deficit:
Liabilities:
Liabilities subject to compromise	$1,708,486	$1,695,231
Unearned premiums	3,821,726	4,007,886
Losses and loss expense reserve	6,296,761	5,288,655
Ceded premiums payable	134,248	141,450
Obligations under investment and payment agreements	681,396	767,982
Obligations under investment repurchase agreements	35,720	37,650
Current taxes	24,884	22,534
Long-term debt	210,837	208,260
Accrued interest payable	86,387	61,708
Derivative liabilities	352,345	348,791
Other liabilities	117,398	124,748
Payable for securities purchased	76,361	—
Variable interest entity liabilities:
Accrued interest payable	709	3,425
Long-term debt (includes $14,516,870 in 2011 and $15,885,711 in 2010 at fair value)	14,730,527	16,101,026
Derivative liabilities	1,214,536	1,580,120
Other liabilities	11,880	11,875

Total liabilities	29,504,201	30,401,341

Stockholders’ deficit:
Ambac Financial Group, Inc.:
Preferred stock	—	—
Common stock	3,080	3,080
Additional paid-in capital	2,187,593	2,187,485
Accumulated other comprehensive income	371,235	291,774
Accumulated deficit	(4,898,771)	(4,042,335)
Common stock held in treasury at cost	(411,419)	(448,540)

Total Ambac Financial Group, Inc. stockholders’ deficit	(2,748,282)	(2,008,536)
Noncontrolling interest	654,385	654,308

Total stockholders’ deficit	(2,093,897)	(1,354,228)

Total liabilities and stockholders’ deficit	$27,410,304	$29,047,113

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Share Data)	2011	2010
Revenues:
Financial Guarantee:
Net premiums earned	$91,799	$125,231
Net investment income	71,665	117,570
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(1,713)	(33,468)
Portion of loss recognized in other comprehensive income	—	2,119

Net other-than-temporary impairment losses recognized in earnings	(1,713)	(31,349)

Net realized investment (losses) gains	(15)	55,139
Change in fair value of credit derivatives:
Realized gains and other settlements	5,323	9,924
Unrealized losses	(14,226)	(177,063)

Net change in fair value of credit derivatives	(8,903)	(167,139)
Other income (loss)	28,303	(55,903)
Loss on variable interest entities	(6,125)	(492,704)
Financial Services:
Investment income	4,726	9,268
Derivative products	21,004	(58,227)
Net realized investment gains	2,465	1,410
Net mark-to-market losses on non-trading derivative contracts	—	(2,739)
Corporate and Other:
Other income	77	304

Total revenues	203,283	(499,139)

Expenses:
Financial Guarantee:
Losses and loss expenses	919,647	89,152
Underwriting and operating expenses	42,376	50,496
Interest expense	28,069	—
Financial Services:
Interest from investment and payment agreements	2,191	5,434
Other expenses	2,614	3,627
Corporate and Other:
Interest	—	30,159
Other expenses	477	11,948

Total expenses	995,374	190,816

Pre-tax loss from continuing operations before reorganization items	(792,091)	(689,955)
Reorganization items	24,805	—

Pre-tax loss from continuing operations	(816,896)	(689,955)
Provision for income taxes	2,350	107

Net loss	($819,246)	($690,062)
Less: net income (loss) attributable to the noncontrolling interest	33	(11)

Net loss attributable to Ambac Financial Group, Inc.	($819,279)	($690,051)

Net loss per share attributable to Ambac Financial Group, Inc. common shareholders	($2.71)	($2.39)
Net loss per diluted share attributable to Ambac Financial Group, Inc. common shareholders	($2.71)	($2.39)
Weighted-average number of common shares outstanding:
Basic	302,355,243	288,244,846
Diluted	302,355,243	288,244,846

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Total	Comprehensive (Loss) Income	Ambac Financial Group, Inc.
			Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2011	$(1,354,228)		$(4,042,335)	$291,774	$—	$3,080	$2,187,485	$(448,540)	$654,308
Comprehensive loss:
Net (loss) income	(819,246)	$(819,246)	(819,279)						33

Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $0	74,410	74,410		74,410
Gain on foreign currency translation, net of deferred income taxes of $0	4,384	4,384		4,340					44

Other comprehensive gain	78,794	78,794

Total comprehensive loss	$(740,452)	$(740,452)

Amortization of postretirement benefit, net of tax	711			711
Stock-based compensation	(37,049)		(37,157)				108
Cost of shares acquired	(35)							(35)
Shares issued under equity plans	37,156							37,156

Balance at March 31, 2011	$(2,093,897)		$(4,898,771)	$371,325	$—	$3,080	$2,187,593	$(411,419)	$654,385

Balance at January 1, 2010	($1,633,645)		($3,878,015)	($24,827)	$—	$2,944	$2,172,656	$(560,543)	$654,140
Comprehensive loss:
Net loss	(690,062)	($690,062)	(690,051)						(11)

Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $118,366	170,478	170,478		170,478
Loss on derivative hedges, net of deferred income taxes of ($404)	(752)	(752)		(752)
Loss on foreign currency translation, net of deferred income taxes of ($4,345)	(28,104)	(28,104)		(28,035)					(69)

Other comprehensive gain	141,622	141,622

Total comprehensive loss	($548,440)	($548,440)

Adjustment to initially apply ASC 2009-17	705,046		702,042	3,004
Dividends declared – subsidiary shares to non-controlling interest	(816)		(816)
Amortization of postretirement benefit, net of tax	(208)			(208)
Stock-based compensation	(104,323)		(105,914)				1,591
Cost of shares acquired	(313)							(313)
Shares issued under equity plans	105,914							105,914

Balance at March 31, 2010	($1,476,785)		($3,972,754)	$119,660	$—	$2,944	$2,174,247	$(454,942)	$654,060

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2011	2010
Cash flows from operating activities:
Net loss attributable to common shareholders	($819,279)	($690,051)
Noncontrolling interest in subsidiaries’ earnings	33	(11)

Net loss	($819,246)	($690,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	780	746
Amortization of bond premium and discount	(35,439)	(56,596)
Reorganization items	24,805	—
Share-based compensation	108	1,591
Current income taxes	2,350	443,944
Deferred acquisition costs	2,903	6,299
Unearned premiums, net	(171,593)	(655,020)
Loss and loss expense, net	921,429	(77,859)
Ceded premiums payable	(7,202)	(68,096)
Investment income due and accrued	5,351	26,487
Premium receivables	131,676	776,612
Accrued interest payable	24,679	(55)
Net mark-to-market losses	14,226	179,802
Net realized investment gains	(2,450)	(56,549)
Other-than-temporary impairment charges	1,713	31,349
Variable interest entity activities	6,125	492,704
Other, net	(17,400)	71,801

Net cash provided by operating activities	82,815	427,098

Cash flows from investing activities:
Proceeds from sales of bonds	93,191	1,129,824
Proceeds from matured bonds	202,806	243,137
Purchases of bonds	(205,418)	(135,770)
Change in short-term investments	(83,629)	(1,640,578)
Loans, net	(230)	9,321
Change in swap collateral receivable	(104)	(2,984)
Other, net	787	3,454

Net cash provided by (used in) investing activities	7,403	(393,596)

Cash flows from financing activities:
Dividends paid – subsidiary shares to noncontrolling interest	—	(816)
Proceeds from issuance of investment and payment agreements	24	1,184
Payments for investment and payment draws	(89,673)	(31,145)
Net cash collateral paid/received	(2,440)	4

Net cash used in financing activities	(92,089)	(30,773)

Net cash flow	(1,871)	2,729
Cash and cash equivalents at January 1	9,497	112,079

Cash and cash equivalents at March 31	$7,626	$114,808

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest expense on long-term debt	$—	$101,016
Interest on investment agreements	$3,656	$7,947
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$5,457	$—

Supplemental disclosure of noncash financing activities:

In March 2011, surplus notes with a par value of $3,000 were issued in connection with the commutation of financial guarantee transactions.

See accompanying Notes to Unaudited Consolidated Financial Statements.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(1) Background and Basis of Presentation

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010, Ambac filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Ambac’s common stock trades on the over-the-counter market under the symbol ABKFQ.

Ambac Assurance Corporation (“Ambac Assurance”) is Ambac’s principal operating subsidiary, which provided financial guarantees and financial services to clients in both the public and private sectors around the world. In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. OCI commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The rehabilitator of the Segregated Account is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin.

The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio has made it impossible for it to write new business, which will negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of a settlement agreement entered into in 2010 with counterparties of CDO of ABS transactions, which is described in more detail in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, commutations of policies and repurchases of surplus notes issued in respect of claims) and maximizing the return on its investment portfolio. The execution of such strategy with respect to policies allocated to the Segregated Account will be subject to the authority of the rehabilitator of the Segregated Account to control the management of the Segregated Account. In exercising such authority, the rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the rehabilitator could impair Ambac’s ability to execute the foregoing strategy. As a result of uncertainties associated with the aforementioned factors, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of March 31, 2011 and December 31, 2010 and for the periods ended March 31, 2011 and 2010 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $58,584 at March 31, 2011 (excluding $2,500 of restricted cash), dividends from Ambac Assurance, and on the residual value of Ambac Assurance. It is highly unlikely that Ambac Assurance will be able to

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

make dividend payments to Ambac for the foreseeable future. The principal uses of liquidity will be the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses related to pending litigation.

While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no guarantee can be given that it will be able to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur. While the Company’s net operating losses (“NOLs”) could be used to offset income of Ambac Assurance realized prior to a completion of a liquidation (and/or by Ambac in the event that a transaction allocating NOLs to Ambac is completed), the NOLs would not be available following the liquidation or sale of Ambac’s assets. As a result, in the event of a Chapter 7 liquidation, the Company is likely to be unable to utilize a substantial portion of its NOLs.

Chapter 11 Reorganization

As required by the Bankruptcy Code, the United States Trustee appointed the “Official Committee of Unsecured Creditors (“Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Company. There can be no assurance that the Creditors’ Committee will support the Company’s positions on matters to be presented to the Bankruptcy Court, including any plan of reorganization. Disagreements between the Company and the Creditors’ Committee could prolong the court proceedings, negatively impact the Company’s ability to operate, and delay the Company’s emergence from bankruptcy.

Ambac will seek to propose a reorganization plan (the “Reorganization Plan”) as a debtor-in-possession, contingent upon the outcome of negotiations among Ambac, the Creditors’ Committee, Ambac Assurance, and Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”); such reorganization plan may or may not be supported by the Creditors’ Committee. There is significant uncertainty as to how holders of Ambac’s securities will be treated under the Reorganization Plan. It is likely, however, that Ambac’s debt holders and creditors will receive all of the equity in the reorganized company.

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

Ambac currently has the exclusive right to file a plan of reorganization and, if we did so, 60 additional days to obtain necessary acceptances of the plan. Ambac filed and received Bankruptcy Court approval to extend its exclusive rights to file a plan of reorganization and obtain necessary acceptances of the plan to and including July 6, 2011 and September 6, 2011, respectively. Further extensions are subject to approval by the Bankruptcy Court. If Ambac’s exclusivity period lapses, any party in interest would be able to file a plan of reorganization for Ambac. In addition to being approved by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed by the Bankruptcy Court in order to become effective.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in Ambac if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, however, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinate or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the stockholders receive no recovery if the proponent of the plan demonstrates that (1) no class junior to the common stock is receiving or retaining property under the plan and (2) no class of claims or interests senior to the common stock is being paid more than in full.

A significant consideration for any restructuring or reorganization is the impact, if any, on Ambac’s estimated $7,200,000 net operating loss tax carry forward. Ambac considers the NOLs to be a valuable asset. However, Ambac’s ability to use the NOLs could be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership (by value) in Ambac to 50% or more, as measured over a rolling three year period beginning with the last ownership change. These provisions can be triggered by new issuances of stock, merger and acquisition activity or normal market trading. On February 2, 2010, Ambac entered into a Tax Benefit Preservation Plan to reduce the risk of an ownership change resulting from the trading of Ambac’s stock.

Segregated Account

Pursuant to the Plan of Operation for the Segregated Account, Ambac Assurance has allocated to the Segregated Account (1) certain policies insuring or relating to credit default swaps; (2) residential mortgage-backed securities (“RMBS”) policies; (3) certain Student Loan Policies; and (4) other policies insuring obligations with substantial projected impairments or relating to transactions which have

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

contractual triggers based upon Ambac Assurance’s financial condition or the commencement of rehabilitation, which triggers are potentially damaging (collectively, the “Segregated Account Policies”). The policies described in (4) above include (a) certain types of securitizations, including commercial asset-backed transactions, consumer asset-backed transactions and other types of structured transactions; (b) the policies relating to Las Vegas Monorail Company; (c) policies relating to debt securities purchased by, and the debt securities issued by, Juneau Investments, LLC and Aleutian Investments, LLC, which are both finance companies owned by Ambac Assurance; (d) policies relating to leveraged lease transactions; and (e) policies relating to interest rate, basis, and/or currency swap or other swap transactions. Claims on Segregated Account Policies remain subject to a payment moratorium until the Segregated Account Rehabilitation Plan (as defined below) becomes effective. Insurance claims presented during the moratorium of $1,768,706 for policies allocated to the Segregated Account have not yet been paid. Net par exposure as of March 31, 2011 for policies allocated to the Segregated Account is $42,004,626. Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (except with respect to recoveries arising from remediation efforts or reimbursement or collection rights), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s disputed contingent liability under the recently settled long-term lease with One State Street, LLC (“OSS”), and its contingent liability (as guarantor), if any, under the recently terminated Ambac Assurance UK Limited (“Ambac UK”) lease with British Land, (iii) Ambac Assurance’s limited liability interests in Ambac Credit Products, LLC (“ACP”), Ambac Conduit Funding LLC, Aleutian Investments, LLC (“Aleutian”) and Juneau Investments, LLC (“Juneau”) and (iv) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan). Effective November 7, 2010, the Plan of Operation for the Segregated Account was amended for the purpose of allocating to the Segregated Account (i) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to Ambac, or any successor to Ambac, in regard to, or respecting, tax refunds and/or the July 18, 1991 Tax Sharing Agreement, as amended (other than any liability to Ambac pertaining to any possible misallocation of up to $38,486 of tax refunds received by Ambac Assurance in September 2009 and February 2010), (ii) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to the IRS and/or the United States Department of the Treasury (the “U.S. Treasury”) in regard to, or in respect of, taxes imposed under the Internal Revenue Code of 1986, as amended (the “Federal Taxes”), for taxable periods ending on or prior to December 31, 2009 and, (iii) to the extent not described in clause (ii), any and all liabilities (including contingent liabilities) Ambac Assurance has or may have, now or in the future, to the IRS and/or the U.S. Treasury in regard to, or respect of, any Federal Tax refunds that were received prior to November 7, 2010 by Ambac Assurance, Ambac or their affiliates (each of clauses (i), (ii) and (iii), the “Allocated Disputed Contingent Liabilities”). In addition, on November 8, 2010, the rehabilitation court issued an order for temporary supplemental injunctive relief (the “State Court Injunction”) enjoining Ambac, any successor-in-interest, any state court receiver of Ambac, all persons purporting to be creditors of Ambac, the IRS and all other federal and state governmental entities from commencing or prosecuting any actions, claims, lawsuits or other formal legal proceedings relating to the Allocated Disputed Contingent Liabilities.

On October 8, 2010, the rehabilitator filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Dane County Circuit Court in Wisconsin (the “Rehabilitation Court”). The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. The effective date of the Segregated Account Rehabilitation Plan will be determined by the rehabilitator. Under the confirmed Segregated Account Rehabilitation Plan, holders of permitted policy claims will receive 25% of their permitted claims in cash and 75% in Segregated Account Surplus Notes, and delivery of such cash and Segregated Account Surplus Notes will constitute satisfaction under the Segregated Account Rehabilitation Plan in full of the Segregated Account’s obligations in respect of each claim. The policyholders will not have the option to reject the surplus notes as consideration for settling claim liabilities. The Segregated Account Rehabilitation Plan also makes permanent the injunctions issued by the Rehabilitation Court on March 24, 2010.

Policy obligations not transferred to the Segregated Account remain in the General Account, and such policies in the General Account are not subject to and, therefore, will not be directly impacted by the Segregated Account Rehabilitation Plan. Ambac Assurance is not, itself, in rehabilitation proceedings.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The issuance of surplus notes by both Ambac Assurance and the Segregated Account as contemplated by the rehabilitation plan could subject Ambac Assurance to the risk of deconsolidation from Ambac for tax purposes or having to recognize significant cancellation of indebtedness income (“CODI”). Deconsolidation or the recognition of substantial CODI would likely have a material adverse effect on the financial condition of Ambac Assurance and the Segregated Account. As such, the rehabilitator is considering substantial amendments to the rehabilitation plan and/or the initiation of rehabilitation proceedings with respect to Ambac Assurance. Such amendments to the rehabilitation plan (and, presumably, any rehabilitation plan with respect to Ambac Assurance) could include the elimination of the issuance of surplus notes by the Segregated Account and/or the imposition of transfer restrictions on any surplus notes issued by the Segregated Account. Any such amendments to the rehabilitation plan could adversely affect the interests of Ambac security holders and holders of securities insured by Ambac Assurance as such amendments could reduce the likelihood of consummation of an agreement between Ambac and Ambac Assurance with respect to the ongoing term sheet negotiations. The parties’ failure to consummate such a transaction increases the likelihood that Ambac’s bankruptcy case will convert to a Chapter 7 liquidation proceeding, with attendant adverse consequences to Ambac security holders and holders of securities insured by Ambac Assurance (including, without limitation, the loss of NOLs).

In March 2011, the Segregated Account issued Segregated Account Surplus Notes with a par value of $3,000 in connection with the commutation of insurance policies allocated to the Segregated Account. At March 31, 2011, these Segregated Account Surplus Notes are reported in long-term debt on the consolidated balance sheet with a carrying value of $655 based on an imputed interest rate of 30.9% at the date of issuance and have a scheduled maturity of June 7, 2020. Interest on the Segregated Account Surplus Notes is payable annually in June at the rate of 5.1% on the unpaid principal balance outstanding. All payments of principal and interest on the Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Surplus Notes, such interest will accrue and compound annually until paid. The Segregated Account Surplus Notes were issued pursuant to a fiscal agency agreement entered into with The Bank of New York Mellon, as fiscal agent.

On March 1, 2011, Ambac, Ambac Assurance, the Segregated Account of Ambac Assurance Corporation and One State Street LLC (“OSS”) entered into a settlement agreement (the “Settlement Agreement”) to terminate the Company’s existing headquarters office lease with OSS (the “Existing Lease”) and agree to settle all claims among the parties relating to the Existing Lease. On March 1, 2011, Ambac Assurance also entered into a new lease (the “New AAC Lease”) with OSS for an initial term commencing on the Effective Date (as defined below) through December 31, 2015. The New AAC Lease provides for the rental of a reduced amount of space at the Company’s current location, One State Street Plaza. The Settlement Agreement also provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for the amount that the Company would owe OSS under the U.S. Bankruptcy Code upon rejection of the existing lease, which amount will be determined on the Effective Date but will not exceed $14.3 million (the “AFG Payment”). The AFG Payment will be made by the Company in the same form as payment is made to the Company’s other creditors. The Settlement Agreement further provides that the Segregated Account will issue junior surplus notes to OSS. Junior surplus are subordinate to Segregate Account Surplus Notes. The amount of the junior surplus notes will be determined on the Effective Date and will equal: (i) the net present value, using a 7% discount rate (“NPV”), of certain amounts owed under the Existing Lease; minus (ii) the NPV of amounts owed under the New AAC Lease; minus (iii) 83.33% of the value of any distribution received by OSS from the Company’s bankruptcy estate; minus (iv) the NPV of amounts paid for any extension of term of the New AAC Lease. The Effective Date will occur on the date on which certain conditions have been satisfied, so long as such events occur prior to June 30, 2011, including, without limitation, approval of the Settlement Agreement by (i) the rehabilitator for the Segregated Account, (ii) the Wisconsin rehabilitation court, (iii) the bankruptcy court in the Company’s bankruptcy, (iv) OCI and (v) OSS’s mortgage holder.

Reclassifications:

Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(2) Debtor in Possession Financial Information

Liabilities Subject to Compromise

As required by ASC Topic 852, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition and post-petition claims to be addressed in connection with the Bankruptcy Filing. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases and orders of the Bankruptcy Court. The Liabilities subject to compromise in the Consolidated Balance Sheet consists of the following at March 31, 2011:

	March 31, 2011	December 31, 2010
Accrued interest payable	$68,091	$68,091
Other	18,206	4,951
Senior unsecured notes	1,222,189	1,222,189
Directly-issued Subordinated capital securities	400,000	400,000

Consolidated liabilities subject to compromise	1,708,486	1,695.231
Payable to non-debtor subsidiaries	1,652	1,657

Debtor’s Liabilities subject to compromise	$1,710,138	$1,696,888

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The reorganization items in the Consolidated Statement of Operations for the three months ended March 31, 2011 consisted of the following items:

U.S. Trustee fees	$5
Professional fees	10,498
Lease settlement	14,302

Total reorganization items	$24,805

Refer to Note 1 to the Unaudited Consolidated Financial Statements for further discussion of the office lease settlement.

(3) Net income per Share

ASC Paragraph 260-10-65-2 of ASC Topic 260, Earnings Per Share, effective for fiscal years beginning after December 15, 2008, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Ambac had participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. These shares of common stock all vested in January 2010. Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Ambac was in a net loss position; consequently, no income or loss was allocated to participating securities during the three months ended March 31, 2010.

Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, nonvested common shares, and stock purchase contracts. There were no dilutive effects for the three months ended March 31, 2011 and 2010. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for the periods ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Stock options	1,786,031	2,973,685
Restricted stock and units	469,896	2,423,464
Stock purchase contracts	—	37,037,000

In March 2008, Ambac issued 5,000,000 Corporate Units. Each Corporate Unit had a stated amount of $50 and initially consisted of (a) a Purchase Contract on Ambac common stock issued by Ambac and (b) a 5% beneficial ownership interest in $1,000 principal amount of 9.50% Senior Notes due 2021, to be held by the Collateral Agent to secure the performance of the Holder’s obligations under the Purchase Contract.

As discussed in Note 1, on November 8, 2010, Ambac filed a petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Pursuant to the Purchase Contract Agreement the filing of the bankruptcy case constituted a termination event. As a result, the Purchase Contracts were terminated and the Corporate Units thereafter represented the rights of the Holders to receive their applicable ownership interests in the $250,000,000 Senior Notes. On November 16, 2010, Ambac filed a motion seeking an order approving the termination of the Purchase Contracts and the release of the Senior Notes. On November 30, 2010, the Bankruptcy Court approved the motion. Consequently, at March 31, 2011, no Purchase Contracts are outstanding.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(4) Special Purposes Entities, Including Variable Interest Entities

Ambac has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac has provided financial guarantees, including credit derivative contracts for various debt obligations issued by various entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Finally, Ambac is an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE.

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

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. As a result of the adoptions of both ASU-2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets and ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprise Involved with Variable Interest Entities on January 1, 2010, Ambac was required to consolidate these VIEs on January 1, 2010.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

As a result of the Rehabilitation Proceedings of the Segregated Account on March 24, 2010, Ambac was required to deconsolidate these entities because Ambac’s policies issued to these entities have been allocated to the Segregated Account. The consolidation of these entities did not have any effects on Ambac’s beginning retained earnings as these entities were accounted for at fair value before initial consolidation. Prior to 2010 and upon deconsolidation, Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments – Equity Method in Joint Ventures. At March 31, 2011 and December 31, 2010 the fair value of these entities is $19,005 and $17,909, respectively and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of these entities for the three months ended March 31, 2011 and March 31, 2010 is $1,096 and ($1,917), respectively. For the three months ended March 31, 2011 income from these entities is included within Financial Guarantee: Other income (loss) on the Consolidated Statement of Operations. For the three months ended March 31, 2010, while the entities were consolidated, income was included in Financial Guarantee: Loss on variable interest entities on the Consolidated Statements of Operations.

As of March 31, 2011 there have been 15 individual transactions with these entities, of which 5 are outstanding. Total principal amount of debt outstanding was $571,136 at March 31, 2011. In each case, Ambac sold assets to these entities. The assets are composed of asset-backed securities and utility obligations with a weighted average rating of BBB+ and weighted average life of 8.9 years at March 31, 2011. The purchase by these entities is financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of March 31, 2011 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during the three months ended March 31, 2011 and 2010, respectively. Ambac Assurance earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $235 and $721 for the three months ended March 31, 2011 and 2010, respectively. Ambac paid claims to these entities of $0 and $24,411 for the three months ended March 31, 2011 and 2010, respectively, under these financial guarantee contracts. Ambac also earned fees for providing other services amounting to $11 and $23 for the three months ended March 31, 2011 and 2010, respectively.

Derivative contracts are provided by Ambac Financial Services to these entities. Consistent with other non-hedging derivatives, Ambac Financial Services accounts for these contracts on a trade date basis at fair value. Ambac Financial Services paid $131, and received $1,149, for the three months ended March 31, 2011 and 2010, respectively, under these derivative contracts.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Consolidation of VIEs:

Except for consolidations resulting from the adoption of ASU 2009-17 on January 1, 2010, upon initial consolidation of a VIE, we recognize a gain or loss in earnings for the difference between: a) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and b) the net amount as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a VIE, we recognize a gain or loss for the difference between: a) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and b) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Financial Guarantee: Loss on variable interest entities.

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

As a result of the establishment of the Segregated Account and the rehabilitation proceedings with respect to the Segregated Account, including the terms of the management agreement which permit OCI to terminate the agreement with Ambac at any point in time, Ambac no longer has the unilateral power to direct the activities of the VIEs that most significantly impact the entity’s economic performance for those insurance policies that were allocated to the Segregated Account. Accordingly, Ambac deconsolidated 49 VIEs, including 43 RMBS securitization trusts and certain other entities including the Ambac sponsored VIEs, Juneau and Aluetian, effective March 24, 2010. Juneau and Aleutian are related parties of Ambac. While the RMBS securitization and other trusts are not related parties of Ambac, the company continues to provide financial guarantee policies on the senior debt or assets of such trusts upon deconsolidation. The effect of this deconsolidation was to reverse a significant portion of the transition adjustment to adopt ASU 2009-17 on January 1, 2010 and to deconsolidate one additional VIE which was consolidated as of December 31, 2009, effectively re-establishing insurance accounting for such transactions. Financial Guarantee: Loss on variable interest entities included losses of $8,422 and $495,077 for the three month periods ended March 31, 2011 and 2010, respectively, related to VIEs that were no longer consolidated as of the end the respective periods. The losses on these VIEs is primarily a result of deconsolidation, including for 2010 the deconsolidation of transactions allocated to the Segregated Account as discussed above, as the carrying value of the re-established net insurance liabilities exceeded the net liabilities of the VIEs which were carried at fair value in consolidation.

As of March 31, 2011, consolidated VIE assets and liabilities relating to 18 consolidated entities were $16,175,837 and $15,957,652, respectively. As of December 31, 2010, consolidated VIE assets and liabilities relating to 19 consolidated entities were $17,930,829 and $17,696,445, respectively. Ambac is not primarily liable for the debt obligations issued by the VIEs. Ambac would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.

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
(Dollars in thousands, except share amounts)

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Investments:
Corporate obligations	$1,929,691	$1,904,361

Total Variable interest entity assets: Fixed income securities	$1,929,691	$1,904,361

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of March 31, 2011 and December 31, 2010:

	Estimated fair value	Unpaid principal balance
March 31, 2011:
Loans	$14,029,346	$14,451,581
Long-term debt	$14,516,870	$15,898,389

December 31, 2010:
Loans	$15,800,918	$16,750,029
Long-term debt	$15,885,711	$18,156,968

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, considering the consolidation guidance for each period, as of March 31, 2011:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets (2)	Insurance Liabilities(3)	Derivative Liabilities(4)
March 31, 2011:
Global Structured Finance:
Collateralized debt obligations	$19,209,590	$21,691	$110,286	$180,158
Mortgage-backed – residential	34,322,796	1,046,998	4,917,212	—
Mortgage-backed – commercial	943,434	—	—	6,752
Other consumer asset-backed	12,236,113	167,227	1,122,189	22,561
Other commercial asset-backed	18,401,353	668,517	661,489	5,639
Other	7,901,500	121,003	549,253	2,500

Total Global Structured Finance	93,014,786	2,025,436	7,360,429	217,610
Global Public Finance	41,596,432	633,641	758,414	11,208

Total	$134,611,218	$2,659,077	$8,118,843	$228,818

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(2)	Insurance assets represents the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represents the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Derivative liabilities represents the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

(5) Net Premiums Earned

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable (the “expected” method), the present value of premiums to be collected over the expected life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate and weighted average period of future premiums used to estimate the premium receivable at March 31, 2011 and December 31, 2010 is 3.4% and 3.1%, and 10.8 years and 10.4 years, respectively. Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities and consumer auto loans. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk free rate.

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Rehabilitation Plan to continue to pay installment premiums, notwithstanding the claims moratorium. As such, Ambac has not historically written off any meaningful amount of uncollectible premiums. In evaluating the credit quality of the premiums receivable, management evaluates the internal ratings of the transactions underlying the premiums receivable. As of March 31, 2011 and December 31, 2010, approximately 31% and 29% of the premiums receivable related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade MBS and student loan transactions, which comprised 10% and 11%, and 9% and 11% of the total premiums receivable at March 31, 2011 and December 31, 2010, respectively.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Below is the premium receivable roll-forward for the period ended March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Premium receivable at December 31, 2009		$3,718,158
Impact of adoption of ASU 2009-17(1)		(670,997)

Premium receivable at January 1, 2011 and 2010	$2,422,596	3,047,161
Premium payments received	(51,927)	(266,028)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(178,842)	(577,626)
Accretion of premium receivable discount	18,820	84,567
Deconsolidation of certain VIEs(1)	60,735	173,511
Other adjustments (including foreign exchange)	19,538	(38,989)

Premium receivable at March 31, 2011 and December 31, 2010	$2,290,920	$2,422,596

(1)	Refer to Note 4 to the Unaudited Consolidated Financial Statements for discussion of the consolidation standard.

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset is established which is initially recorded as the cash amount paid. For installment premiums, a ceded installment premiums payable liability and offsetting deferred ceded premium asset are initially established in an amount equal to: i) the present value of future contractual premiums due or, ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time as the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums. The ceding commission revenue associated with the ceding premiums payable is deferred (as an offset to deferred acquisition cost) and recognized in income in proportion to ceded premiums.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at March 31, 2011:

	Future premiums expected to be collected(1)	Future premiums expected to be earned, net of reinsurance(1)
Three months ended:
June 30, 2011	$48,023	$75,391
September 30, 2011	49,632	73,714
December 31, 2011	50,520	71,868

Twelve months ended:
December 31, 2012	188,594	267,940
December 31, 2013	177,716	242,552
December 31, 2014	172,438	225,498
December 31, 2015	164,144	210,967

Five years ended:
December 31, 2020	745,045	894,274
December 31, 2025	628,320	654,771
December 31, 2030	509,801	458,029
December 31, 2035	337,297	264,938
December 31, 2040	118,766	94,732
December 31, 2045	32,176	27,340
December 31, 2050	7,590	8,133
December 31, 2055	557	1,288

Total	$3,230,619	$3,571,435

(1)	The future premiums expected to be collected and future premiums expected to be earned, net of reinsurance disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refunding or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Accelerated premium revenue for retired obligations for the three months ended March 31, 2011 and 2010 was ($70) and $12,138, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The table below shows premiums written on a gross and net basis for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Revenues:
Financial Guarantee:
Gross premiums written	($160,211)	$(149,400)
Ceded premiums written	9,218	18,616

Net premiums written	($150,993)	$(130,784)

(6) Losses and Loss Expenses

Ambac’s financial guarantee insurance policies generally pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in “Derivative Contracts” below. A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract (i.e., the expected loss) over (b) the UPR for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve in subsequent periods are recorded as a loss and loss expense on the income statement. Expected losses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default and expected severity of credits, including,our active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing.

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

The second approach entails the use of more precise estimates of expected net cash outflows (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop cash flow scenarios. This approach can include the utilization of market accepted software tools to develop net claim payment estimates. We have utilized such tools primarily for residential mortgage-backed and student loans exposures. These tools, in conjunction with detailed data of the historical performance of the collateral pools, assist Ambac in the determination of certain assumptions, such as home price forecast, default and voluntary prepayment rates, which are needed in order to estimate expected future net claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net claim payment scenarios and applying an appropriate discount factor. A loss reserve is recorded for the excess, if any, of estimated expected losses (net cash outflows) using either of these two approaches, over UPR. For certain policies, estimated potential recoveries exceed estimated future claim payments because all or a portion of such recoveries relate to claims previously paid. The expected net cash inflows for these policies are recorded as a subrogation recoverable asset.

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount the loss reserve was 3.2% and 3.0% at March 31, 2011 and December 31, 2010, respectively.

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

The tables below summarize information related to policies currently included in Ambac’s loss reserves at March 31, 2011:

Surveillance Categories (at March 31, 2011)

	I/SL	IA	II	III	IV	V	Total
Number of policies	29	15	34	129	143	1	351
Remaining weighted-average contract period (in years)	5	9	18	19	10	10	14
Gross insured contractual payments outstanding:
Principal	$1,691,112	$840,812	$2,615,767	$14,934,700	$15,131,035	$47	$35,213,473
Interest	486,091	183,080	2,199,585	10,669,267	4,225,120	27	17,763,170

Total	$2,177,203	$1,023,892	$4,815,352	$25,603,967	$19,356,155	$74	$52,976,643

Gross undiscounted claim liability	$29,753	$77,477	$234,660	$4,072,420	$7,942,257	$75	$12,356,642
Discount, gross claim liability	(2,257)	(15,381)	(37,568)	(1,450,385)	(1,410,480)	(20)	(2,916,091)

Gross discounted claim liability before all subrogation and before reinsurance	$27,496	$62,096	$197,092	$2,622,035	$6,531,777	$55	$9,440,551

Less:
Gross RMBS subrogation(1)	—	—	—	—	(2,592,281)	—	(2,592,281)
Discount, RMBS subrogation	—	—	—	—	93,472	—	93,472

Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,498,809)	—	(2,498,809)

Less:
Gross other subrogation(2)	—	(49)	(335)	(269,556)	(880,049)	—	(1,149,989)
Discount, other subrogation	—	23	111	87,137	130,911	—	218,182

Discounted other subrogation, before reinsurance	—	(26)	(224)	(182,419)	(749,138)	—	(931,807)

Gross discounted claim liability, net of all subrogation, before reinsurance	27,496	62,070	196,868	2,439,616	3,283,830	55	6,009,935

Less: Unearned premium reserves	(10,803)	(12,171)	(126,806)	(271,881)	(188,692)	—	(610,353)
Plus: Loss adjustment expenses reserves	—	—	—		91,294	—	91,294

Discounted claim liability reported on Balance Sheet, before reinsurance(3)	16,693	49,899	70,062	2,167,735	3,186,432	55	5,490,876

Reinsurance recoverable reported on Balance Sheet	1,473	36	4,216	113,835	21,751	—	141,311

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “Representation and Warranty Breaches by RMBS Transaction
Sponsors” below for detailed discussion.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Loss and loss expense reserve (net of potential remediation subrogation of $985,218)	$6,296,761
Subrogation recoverable (includes gross potential remediation of $1,513,591)	(796,622)
Other assets (within)	(9,260)

$5,490,879

Surveillance Categories (at December 31, 2010)

	I/SL	IA	II	III	IV	V	Total
Number of policies	24	4	34	118	127	1	308
Remaining weighted-average contract period (in years)	5	9	17	19	9	10	14
Gross insured contractual payments outstanding:
Principal	$1,831,525	$198,460	$2,620,973	$17,723,814	$13,766,322	$47	$36,141,141
Interest	392,486	58,317	1,983,875	10,609,295	3,327,242	27	16,371,242

Total	$2,224,011	$256,777	$4,604,848	$28,333,109	$17,093,564	$74	$52,512,383

Gross undiscounted claim liability	$19,664	$9,952	$62,469	$4,195,891	$7,197,833	$75	$11,485,884
Discount, gross claim liability	(925)	(4,700)	13,974	(1,517,671)	(1,234,704)	(20)	(2,744,046)

Gross discounted claim liability before all subrogation and before reinsurance	$18,739	$5,252	$76,443	$2,678,220	$5,963,129	$55	$8,741,838

Less:
Gross RMBS subrogation(1)	—	—	—	—	(2,514,477)	—	(2,514,477)
Discount, RMBS subrogation	—	—	—	—	97,371	—	97,371

Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,417,106)	—	(2,417,106)

Less:
Gross other subrogation(2)	—	—	(11)	(629,022)	(1,033,055)	—	(1,662,088)
Discount, other subrogation	—	—	—	207,811	89,166	—	296,977

Discounted other subrogation, before reinsurance	—	—	(11)	(421,211)	(943,889)	—	(1,365,111)

Gross discounted claim liability, net of all subrogation, before reinsurance	18,739	5,252	76,432	2,257,009	2,602,134	55	4,959,621

Less: Unearned premium reserves	(9,095)	(3,959)	(49,782)	(289,408)	(149,235)	—	(501,479)
Plus: Loss adjustment expenses reserves	—	—	—	9,762	85,495	—	95,257

Discounted claim liability reported on Balance Sheet, before reinsurance(3)	9,644	1,293	26,650	1,977,363	2,538,394	55	4,553,399

Reinsurance recoverable reported on Balance Sheet	542	8	1,588	107,920	26,928	—	136,986

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “Representation and Warranty Breaches by RMBS Transaction
Sponsors” below for detailed discussion.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:
	Loss and loss expense reserve (net of potential remediation subrogation of $714,679)	$5,288,655
	Subrogation recoverable (includes gross potential remediation of $1,702,427)	(714,270)
	Other assets (within)	(20,986)

		$4,553,399

Loss expense reserves were also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves, net of reinsurance, were $89,957 and $93,900 at March 31, 2011 and December 31, 2010, respectively. Loss reserves ceded to reinsurers at March 31, 2011 and December 31, 2010 were $132,079 and $128,993, respectively. Amounts were included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the three months ended March 31, 2011 and the year ended December 31, 2010:

	Three months Ended March 31, 2011	Year Ended December 31, 2010
Loss reserves at December 31, net of subrogation recoverable and reinsurance	$4,424,450	$3,777,321
Impact of adopting ASU 2009-17	—	(503,887)

Beginning balance of net loss reserves, net of subrogation recoverable and reinsurance	4,424,450	3,273,434
Changes in the loss reserves due to:
Current year:
Establishment of new loss reserves, gross of subrogation and net of reinsurance	249,774	266,913
Claim (payments) recoveries, net of reinsurance	195	(874)
Establishment of subrogation recoveries, net of reinsurance	(34,252)	(342,979)

Total current year	215,717	(76,940)
Prior year:
Change in previously established loss reserves, gross of subrogation and net of reinsurance	758,781	822,848
Change in previously established subrogation recoveries, net of reinsurance	(46,765)	(26,864)
Claim payments, net of subrogation recoverable and reinsurance	6,676	(244,661)

Total prior year	718,692	551,323
Changes in loss reserves	934,409	474,383
Deconsolidation of certain VIEs under ASU 2009-17	—	676,633

Ending loss reserves, net of subrogation recoverable and reinsurance	$5,358,859	$4,424,450

Representation and Warranty Breaches by RMBS Transaction Sponsors:

In an effort to better understand the unprecedented levels of delinquencies, Ambac or its counsel engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which have exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) increased levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high level of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer,

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken such actions as it has deemed viable to recover against the collateral, and the securitization has incurred losses to the extent such actions did not fully repay the borrower’s obligations. Generally, the sponsor of the transaction provides representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Per the underlying transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute any loan that breaches the representations and warranties.

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. To effect a repurchase, depending on the transaction, the sponsor is obligated to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss (which in certain cases excludes accrued unpaid interest). Notwithstanding the material breaches of representations and warranties, up until the establishment of the Segregated Account and the associated Segregated Account Rehabilitation Proceedings, Ambac had continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations and will resume paying such claims in accordance with the Rehabilitation Plan after the plan is effective. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for claim payments made in previous months. Notwithstanding the reimbursement of previous monthly claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall.

Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”); and (2) dollar amount of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization (“adverse sample approach”). We do not include estimates of damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known; however, certain large financial institutions who have served as sponsors for certain transactions that Ambac has insured have disclosed that they have established reserves related to claims by financial guarantors and others for breaches of representations and warranties in RMBS transactions.

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool. First, a “breach rate” was computed by dividing (i) the loans identified in the sample as having breached representations and warranties by (ii) the total sample size. Second, an extrapolation to the entire loan pool was performed by multiplying the breach rate by the sum of (a) the current unpaid loan pool balance (“CULPB”) plus

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

Due to the nature of the sampling methodology used, the subrogation recovery estimate Ambac has recorded based on the above-described random sample approach includes all breached loans which Ambac believes the sponsor is contractually required to repurchase, including extrapolation to a loan pool which includes loans which have not defaulted, and, in fact, may not default in the future (i.e., performing loans). In theory, a loan that continues to perform in accordance with its terms through repayment should have little or no effect on Ambac’s anticipated claim payments, regardless of whether or not the sponsor repurchases the loan. In other words, since there will be sufficient cash flows to service the notes in either situation (i.e., whether cash is received from a sponsor loan repurchase or whether cash is received from the underlying performing loan), there should be no claim payment under Ambac’s insurance policy in respect of such loans. Nonetheless, Ambac may have recorded a subrogation recovery for certain performing loans because it believes the breaches of representations and warranties are so pervasive that a court would deem it impractical to have the sponsor re-underwrite every loan in a given transaction and repurchase only individual loans that have breached. Rather, Ambac believes there is precedent for the utilization of a statistical sampling and extrapolation methodology across a population to prove liability and damages where it would be impractical to make a determination on an individual loan basis. A recent court ruling in a similar suit unrelated to Ambac, but in the same jurisdiction in which Ambac has filed its litigation to date, supports the view that a sampling methodology is permissible. Ambac believes a court would likely award damages based on a reasonable methodology, such as our random sample approach, which damages would be either remitted directly to Ambac, placed in the securitization trust, or otherwise held under an arrangement for the benefit of the securitization trust; however, Ambac believes that under such an approach individual loans would not be repurchased from the trust. In either case, Ambac believes those damages would compensate Ambac for past and future claim payments. Consequently, since the sponsor is contractually obligated to repurchase those loans which breach representations and warranties regardless of whether they are current or defaulted, Ambac believes the appropriate measure in estimating subrogation recoveries is to apply the breach rate to both performing and defaulted loans.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, in foreclosure, REO or bankruptcy. The estimated subrogation recovery under this approach represents 100% of the original principal balance of those specific loans identified as having not met the underwriting criteria or otherwise breaching representations and warranties (i.e., the adverse loans), multiplied by a discount factor using the same assumptions used for the discount factor in the random sample approach. For transactions subject to the adverse sample approach, given Ambac’s limitations in developing a statistically valid random sample and its belief that the subrogation estimate under this

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

(i)	There is no extrapolation to the CULPB and realized losses under the adverse sample approach. At March 31, 2011, the adverse sample approach is being used for 16 transactions that are with the same sponsor, who has limited our access to the underlying loan files and, therefore, a statistically valid random sample from the entire loan pool cannot be selected. This is in contrast to the transactions subject to the random sample approach where Ambac’s access to individual loan files has not been limited and the Company, therefore, has been able to develop a statistically valid representative sample.

(ii)	The adverse sample approach is based on the original principal balance rather than the principal balance at the time of default and liquidation or charge-off. Furthermore, it does not include other components of the sponsor’s contractual repurchase obligation where the sponsor is also obligated to repay accrued interest, servicer advances and/or trustee expenses. The adverse sample approach relies on individual loan level data where all of the components of the sponsor’s buyback obligation have not been specifically provided by the sponsor, or the sponsor’s buyback obligation is not easily estimable. For example, home equity lines of credit (HELOCs) are revolving loans whose principal balances may be higher or lower at the time of default and liquidation or charge-off than at the time of origination. However, given the limited information available to Ambac in estimating such principal balances at the time of liquidation or charge-off, the original principal balance was used in calculating subrogation recoveries. Another example is closed-end second lien RMBS where the interest due on a particular loan will be a function of the length of time of delinquency prior to liquidation or charge-off, and cannot be readily estimated. Incremental costs, including fees and servicer advances for such items as property taxes and maintenance, are likewise not readily estimatable.

(iii)	Unlike the random sample approach, for the adverse sample approach Ambac did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans selected represent only approximately 39% of the value of the impaired population of loans, only approximately 5% of the value of the original loans in the pool, and the breach rate in the sample was pervasive. In other words, because the adverse loans selected represent only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Ambac has updated its estimated subrogation recoveries to $2,498,808.9 ($2,472,105.7, net of reinsurance) at March 31, 2011 from $2,417,106.2 ($2,391,335.7, net of reinsurance) at December 31, 2010. The balance of subrogation recoveries and the related claim liabilities at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	16	(2)	$1,750,540.8	$(776,052.7)	$974,488.1
Random samples	12	(3)	1,105,936.6	(1,722,756.3)	(616,819.6)

Totals	28		$2,856,477.4	$(2,498,809.0)	$357,668.5

	December 31, 2010
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	15	(2)	$1,644,488.3	$(719,448.1)	$925,040.2
Random samples	12	(3)	1,010,703.7	(1,697,658.1)	(686,954.2)

Totals	27		$2,655,192.0	$(2,417,106.2)	$238,086.0

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,498,809 of subrogation recoveries recorded at March 31, 2011, $1,513,591 was included in “Subrogation recoverable” and $985,218 was included in “Loss and loss expense reserves.” Of the $2,417,106.2 of subrogation recoveries recorded at December 31, 2010, $1,702,426.6 was included in “Subrogation recoverable” and $714,679.4 was included in “Loss and loss expense reserves.”
(2)	Of these 16 (15 in 2010) transactions, 10 contractually require the sponsor to repurchase loans at the unpaid principal balance and 6 (5 in 2010) contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.
(3)	Of these 12 transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 9 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac estimates that it will take approximately three years from the initiation of litigation with the sponsor to ultimate resolution. Based on this estimate as a basis for projecting the future subrogation cash flows, Ambac assumes, on average, approximately three and a half years to collect recoveries, discounted at a risk-free rate of 2.70%

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

We have performed the above-mentioned, detailed examinations on a variety of second-lien and first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of seven sponsors represent the 28 transactions which have been reviewed as of March 31, 2011. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the financial institutional parent, each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would not seek to disclaim financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. In fact, we have witnessed to date, certain successor financial institutions make significant payments to certain claimants to settle breaches of representations and warranties perpetrated by sponsors that have been acquired by such financial institutions. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review other RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Below is the rollforward of RMBS subrogation for the period December 31, 2010 through March 31, 2011:

	Random sample	# of deals	Adverse Sample	# of deals
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at 12/31/10	$1,697,658	12	$719,448	15

Changes recognized in 2011:
Additional transactions reviewed	—	—	34,756	1
Additional adverse sample loans reviewed	—	n/a	—	n/a
Loans repurchased by the sponsor	(16,864)	n/a	(2,834)	n/a

Subtotal of changes recognized in current period	(16,864)	n/a	31,922	n/a

Changes from re-estimation of opening balance:
Change in pre-recovery loss reserves	41,962	n/a	24,683	n/a
Discounted RMBS subrogation (gross of reinsurance) at 03/31/11	$1,722,756	12	$776,053	16

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $865,026 and $1,733,197 in 2012 and 2013, respectively (gross of discounting, reinsurance and credit risk valuation in the amount of $93,742, $26,703 and $5,673, respectively). The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced and our stockholders’ deficit as of March 31, 2011 would increase from $2,093,897 to $4,566,003.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(7) Derivative Contracts

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

The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. The Company also has certain options to repurchase Ambac Assurance’s surplus notes at a discount to par value which are required to be accounted for as stand-alone derivatives. VIEs consolidated under ASC Topic 810 entered into derivative contracts to meet specified purposes within the securitization structure. Changes in fair value of consolidated VIE derivatives are included within Financial Guarantee: Loss on variable interest entities on the Consolidated Statements of Operations. The notional for VIE derivatives outstanding as of March 31, 2011 and December 31, 2010 are as follows:

Type of VIE derivative	Notional
	March 31, 2011	December 31, 2010
Interest rate swaps—receive-fixed/pay-variable	$1,760,390	$1,711,881
Interest rate swaps—pay-fixed/receive-variable	5,249,323	6,291,763
Currency swaps	745,860	725,307
Credit derivatives	22,058	21,976

Derivatives for trading include credit derivatives issued as a form of financial guarantee, certain interest rate and currency swaps and futures contracts. Interest rate and currency swaps are also used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates.

Ambac determines that the amounts recognized for the right to reclaim cash collateral or futures margin or the obligation to return cash collateral are not at fair value and are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $3,385 and $281 as of March 31, 2011 and December 31, 2010, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $0 and $7,005 as of March 31, 2011 and December 31, 2010, respectively. The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists:

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
March 31, 2011:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$235,910
Interest rate swaps	Derivative assets	395,601	Derivative liabilities	117,531
	Derivative liabilities	7,395	Derivative assets	111,477
Currency swaps	Derivative assets	—	Derivative liabilities	5,848
Futures contracts	Derivative assets	—	Derivative liabilities	319
Other contracts	Derivative assets	—	Derivative liabilities	132

Total derivatives held for trading		402,996		471,217

Call options on long-term debt	Derivative assets	16,725	Derivative liabilities	—

Total derivatives		$419,721		$471,217

Variable Interest Entities
Credit derivatives	VIE - Derivative assets	$—	VIE - Derivative liabilities	$—
Currency swaps	VIE - Derivative liabilities	15,235	VIE - Derivative liabilities	106,394
Interest rate swaps	VIE - Derivative liabilities	4,761	VIE - Derivative liabilities	1,128,138

		$19,996		$1,234,532

December 31, 2010:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$221,684
Interest rate swaps	Derivative assets	408,299	Derivative liabilities	124,932
	Derivative liabilities	4,756	Derivative assets	129,185
Currency swaps	Derivative assets	—	Derivative liabilities	6,699
Futures contracts	Derivative assets	11,185	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	232

Total derivatives held for trading		424,240		482,732

Call options on long-term debt	Derivative assets	—	Derivative liabilities	—

Total derivatives		$424,240		$482,732

Variable Interest Entities
Credit derivatives	VIE - Derivative assets	$4,511	VIE - Derivative liabilities	$—
Currency swaps	VIE - Derivative liabilities	26,577	VIE - Derivative liabilities	105,037
Interest rate swaps	VIE - Derivative liabilities	2,203	VIE - Derivative liabilities	1,503,863

		$33,291		$1,608,900

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. The majority of our credit derivatives are written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation.

In a small number of transactions, Ambac is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are 18 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $1,092,160 and a net liability fair value of $5,726 as of March 31, 2011. These transactions are primarily in the form of CLOs written between 2002 and 2005.

Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by Ambac are insured by Ambac Assurance. None of our outstanding credit derivative transactions at March 31, 2011 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

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

The following tables summarize the net par outstanding for CDS contracts, by Ambac rating, for each major category as of March 31, 2011 and December 31, 2010:

March 31, 2011

Ambac Rating	CLO	Other	Total
AAA	$247,583	$2,138,007	$2,385,590
AA	8,566,193	1,026,674	9,592,867
A	2,580,317	2,817,642	5,397,959
BBB	31,938	621,985	653,923
Below investment grade	—	242,915	242,915

	$11,426,031	$6,847,223	$18,273,254

December 31, 2010

Ambac Rating	CLO	Other	Total
AAA	$282,294	$2,209,540	$2,491,834
AA	8,323,435	1,237,993	9,561,428
A	2,955,030	2,851,213	5,806,243
BBB	31,938	627,021	658,959
Below investment grade	—	247,890	247,890

	$11,592,697	$7,173,657	$18,766,354

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The tables below summarize information by major category as of March 31, 2011 and December 31, 2010:

March 31, 2011

	CLO	Other	Total
Number of CDS transactions	58	26	84
Remaining expected weighted-average life of obligations (in years)	3.3	4.9	3.9
Gross principal notional outstanding	$11,426,031	$6,847,223	$18,273,254
Net derivative liabilities at fair value	$(70,066)	$(165,844)	$(235,910)

December 31, 2010

	CLO	Other	Total
Number of CDS transactions	59	30	89
Remaining expected weighted-average life of obligations (in years)	3.4	4.4	3.8
Gross principal notional outstanding	$11,592,697	$7,173,657	$18,766,354
Net derivative liabilities at fair value	$(70,467)	$(151,217)	$(221,684)

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The maximum potential amount of future payments under Ambac’s credit derivative contracts written on a “pay-as-you-go” basis is generally the gross principal notional outstanding amount included in the above table plus future interest payments payable by the derivative reference obligations. For contracts that are not written with pay-as-you-go terms, the maximum potential future payment is represented by the principal notional only. Since Ambac’s credit derivatives typically reference obligations of or assets held by SPEs that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 4, Special Purpose Entities Including Variable Interest Entities.

Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms or in connection with a negotiated termination of a contract. Paid losses (recoveries) included in realized gains and losses and other settlements were $0 and $(263) for the three months ended March 31, 2011 and 2010, respectively. Realized gains and losses and other settlements also included credit derivative fees received of $5,323 and $9,661 for the three months ended March 31, 2011 and 2010, respectively. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled. Refer to Note 11 for a detailed description of the components of our credit derivative contracts’ fair value.

Although CDS contracts are accounted for at fair value in accordance with ASC Topic 815, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group using the guidelines described above. As of March 31, 2011, there are 3 CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability value (at fair value) of $22,561 and total notional principal outstanding of $242,915.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom. As of March 31, 2011 and December 31, 2010 the notional amounts of AFS’s trading derivative products are as follows:

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Type of derivative	Notional March 31, 2011	Notional December 31, 2010
Interest rate swaps—receive-fixed/pay-variable	$1,605,988	$1,798,704
Interest rate swaps—pay-fixed/receive-variable	3,929,371	3,802,086
Interest rate swaps—basis swaps	231,250	231,250
Currency swaps	31,364	35,971
Futures contracts	107,500	290,000
Other contracts	144,060	154,045

The following tables summarize the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations –Three months ended March 31, 2011	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations –Three months ended March 31, 2010
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$(8,903)	$(167,139)
Financial Services derivatives products:
Interest rate swaps	Derivative products	23,692	21,629
Currency swaps	Derivative products	(202)	(72,113)
Futures contracts	Derivative products	(2,568)	(8,240)
Other derivatives	Derivative products	88	474

Total Financial Services derivative products		21,010	(58,250)

Total derivative contractsheld for trading purposes		$12,107	$(225,389)

Derivative Contracts used for Non-Trading and Hedging Purposes:

Interest rate and currency swaps have been used to manage specified risks of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. These risks exist within the investment agreement business primarily related to differences in coupon interest terms between investment agreement contracts and invested assets that support those contracts. There were no designated hedges in effect under ASC Topic 815 subsequent to December 31, 2009. Additionally, the remaining derivative contracts that were not designated hedges under ASC Topic 815, but were considered by management to be for non-trading and hedging purposes, expired during 2010.

Net gains (losses) recognized on such contracts recognized as part of net mark-to-market gains (losses) on non-trading derivative contracts was $0 and ($3,895) for the three months ended March 31, 2011 and 2010, respectively.

Call Option on Long-Term Debt

Ambac Assurance has certain contractual options to repurchase its surplus notes at a discount to their par value, and are considered stand-alone derivatives. The surplus notes were issued in connection with a settlement agreement with certain bank counterparties to credit default swaps in June 2010 and are classified under Long-term debt on the Consolidated Balance Sheet. The amount of surplus notes that may be repurchased under these options is $500,000 at March 31, 2011 and December 31, 2010. The fair value of the options were $16,725 and $0 as of March 31, 2011 and December 31, 2010, respectively. Gains of $16,725 and $0 from the change in fair value of the call options were recognized within Financial Guarantee: Other income in the Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010, respectively.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Contingent Features in Derivatives Related to Ambac Credit Risk:

Ambac’s interest rate swaps and currency swaps with professional swap-dealer counterparties and certain front-end counterparties are generally executed under standardized derivative documents including collateral support and master netting agreements. Under these agreements, Ambac is required to post collateral in the event net unrealized losses exceed predetermined threshold levels. Additionally, given that Ambac Assurance is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.

As of March 31, 2011 and December 31, 2010, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $11,785 and $31,739, respectively, related to which Ambac had posted assets as collateral with a fair value of $107,084 and $123,519, respectively. All such ratings-based contingent features have been triggered as of March 31, 2011, requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on March 31, 2011, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

(8) Income Taxes

Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its affiliates operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2005
New York State	2008
New York City	2000
United Kingdom	2005
Italy	2006

As of March 31, 2011 and December 31, 2010, the liability for unrecognized tax benefits is approximately $23,100 and $23,050, respectively. Included in these balances at March 31, 2011, and December 31, 2010 are $23,100 and $23,050, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the three months ended March 31, 2011 and 2010, Ambac recognized interest of approximately $50 and $50 respectively. Ambac had approximately $15,270 and $15,220 for the payment of interest accrued at March 31, 2011 and December 31, 2010, respectively.

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of March 31, 2011 a full valuation allowance of $2,676,288 has been established against the deferred tax asset. As of December 31, 2010, the company had a valuation allowance of $2,411,107.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(9) Investments

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

VIE investments in fixed income securities are carried at fair value under the fair value option in accordance with ASC Topic 825. For additional information about VIE investments, including fair value by asset-type, see Note 4.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The amortized cost and estimated fair value of investments, excluding VIE investments, at March 31, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
March 31, 2011 Fixed income securities:
Municipal obligations	$2,185,683	$51,036	$9,867	$2,226,852	$—
Corporate obligations	943,183	45,141	14,997	973,327	—
Foreign obligations	93,134	4,238	—	97,372	—
U.S. government obligations	119,200	2,733	69	121,864	—
U.S. agency obligations	81,646	5,919	—	87,565	—
Residential mortgage-backed securities	1,236,361	369,791	43,001	1,563,151	—
Collateralized debt obligations	38,237	25	7,633	30,629	—
Other asset-backed securities	997,994	21,929	37,211	982,712	—
Short-term	792,426	—	—	792,426	—
Other	100	—	—	100	—

	6,487,964	500,812	112,778	6,875,998	—

Fixed income securities pledged as collateral:
U.S. government obligations	97,106	1,718	—	98,824	—
Residential mortgage-backed securities	7,833	427	—	8,260	—

Total collateralized investments	104,939	2,145	—	107,084	—

Total investments	$6,592,903	$502,957	$112,778	$6,983,082	$—

December 31, 2010 Fixed income securities:
Municipal obligations	$2,161,627	$54,093	$11,614	$2,204,106	$—
Corporate obligations	897,670	44,015	23,777	917,908	—
Foreign obligations	113,127	5,328	—	118,455	—
U.S. government obligations	153,609	3,299	35	156,873	—
U.S. agency obligations	81,696	6,598	—	88,294	—
Residential mortgage-backed securities	1,239,107	300,302	40,717	1,498,692	1,111
Collateralized debt obligations	40,997	391	9,132	32,256	—
Other asset-backed securities	1,019,894	28,274	43,857	1,004,311	—
Short-term	708,797	—	—	708,797	—
Other	100	—	—	100	—

	6,416,624	442,300	129,132	6,729,792	1,111

Fixed income securities pledged as collateral:
U.S. government obligations	113,232	2,170	—	115,402	—
Residential mortgage-backed securities	7,686	431	—	8,117	—

Total collateralized investments	120,918	2,601	—	123,519	—

Total investments	$6,537,542	$444,901	$129,132	$6,853,311	$1,111

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of March 31, 2011 and December 31, 2010.

Foreign obligations at March 31, 2011 and December 31, 2010 consist primarily of government issued securities which are denominated in Pounds Sterling and held by Ambac Assurance UK, Limited.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The amortized cost and estimated fair value of investments, excluding VIE investments, at March 31, 2011, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$889,352	$891,721
Due after one year through five years	748,371	777,447
Due after five years through ten years	892,007	920,185
Due after ten years	1,782,748	1,808,977

	4,312,478	4,398,330
Residential mortgage-backed securities	1,244,194	1,571,411
Collateralized debt obligations	38,237	30,629
Other asset-backed securities	997,994	982,712

	$6,592,903	$6,983,082

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2011:
Fixed income securities:
Municipal obligations.	$296,204	$7,440	$35,863	$2,427	$332,067	$9,867
Corporate obligations	65,438	1,441	201,021	13,556	266,459	14,997
U.S. government obligations	4,969	69	—	—	4,969	69
U.S. agency obligations	1,186	—	—	—	1,186	—
Residential mortgage-backed securities	121,146	5,045	121,096	37,956	242,242	43,001
Collateralized debt obligations	—	—	30,027	7,633	30,027	7,633
Other asset-backed securities	149,130	2,487	305,998	34,724	455,128	37,211

Total temporarily impaired securities	$638,073	$16,482	$694,005	$96,296	$1,332,078	$112,778

December 31, 2010:
Fixed income securities:
Municipal obligations.	$281,760	$7,633	$33,946	$3,981	$315,706	$11,614
Corporate obligations	51,806	1,691	212,417	22,086	264,223	23,777
U.S. government obligations	4,981	35	—	—	4,981	35
Residential mortgage-backed securities	22,180	537	127,782	40,180	149,962	40,717
Collateralized debt obligations	—	—	30,433	9,132	30,433	9,132
Other asset-backed securities	101,950	1,515	440,731	42,342	542,681	43,857

Total temporarily impaired securities	$462,677	$11,411	$845,309	$117,721	$1,307,986	$129,132

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
(Dollars in thousands, except share amounts)

when assessing impairment include: (i) fair values that have declined by 20% or more below amortized cost; (ii) market values that have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor, as applicable, and an analysis of projected defaults on the underlying collateral; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the fair value of a particular investment is temporary, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income in Stockholders’ Equity on our Consolidated Balance Sheets. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the credit impairment loss is recognized in earnings, and the other-than-temporary amount related to all other factors is recognized in other comprehensive income. For fixed income securities that have other-than-temporary impairments in a period, the previous amortized cost of the security less the amount of the other-than-temporary impairment recorded through earnings, becomes the investment’s new cost basis. Ambac accretes the new cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security using the effective interest rate of the security prior to impairment.

Management has determined that the unrealized losses reflected in the table above are temporary in nature as of March 31, 2011 and December 31, 2010 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. As of March 31, 2011 and December 31, 2010, management has not asserted an intent to sell any securities from its portfolio. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of March 31, 2011 and December 31, 2010, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at March 31, 2011, $207,621 of the total fair value and $34,493 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2010,

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

$110,120 of the total fair value and $31,521 of the unrealized loss related to below investment grade securities and non-rated securities.

Corporate obligations:

The decrease in gross unrealized losses on corporate obligations during the three months ended March 31, 2011, is primarily the result of a decrease in credit spreads on life insurers. Of the $13,556 of unrealized losses on corporate obligations greater than 12 months, one security comprises $7,823 of the total. This security, which was purchased in multiple lots, is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 20-39 months. The unrealized loss on this security is the result of general credit spread widening on life insurers. Given the insured rating of AA- and Investment Grade underlying rating, management believes that timely receipt of all principal and interest is probable.

Residential mortgage-backed securities:

The gross unrealized loss on mortgage-backed securities as of March 31, 2011 is primarily related to Alt-A residential mortgage-backed securities. Of the $37,956 of unrealized losses on mortgage-backed securities for greater than 12 months, $37,934 or 99.9%, is attributable to 16 individual Alt-A securities. These individual securities have been in an unrealized loss position for 39 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices, recent recession and weak economic conditions in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than at the time the securities were purchased.

As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage backed securities, considering the likelihood of a wide dispersion of possible outcomes to develop cash flow scenarios. Management has contracted consultants to model each of the securities in our portfolio. This approach includes the utilization of market accepted software tools in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. These assumptions are used to project various future cash flow scenarios for each security. The expected future cash flows used to assess impairment are derived by probability-weighting the various cash flow scenarios. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

Other asset-backed securities:

The decrease in gross unrealized losses on other asset-backed securities during the three months ended March 31, 2011 is the result of improved market liquidity for certain higher quality, shorter term consumer asset-backed securities. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. Ambac determined that there is sufficient credit enhancement to mitigate recent market stresses. Management believes that the timely receipt of all principal and interest from other asset-backed securities is probable.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized investment gains and losses and other-than-temporary impairments included in earnings for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Gross realized gains on securities	$3,609	$130,526
Gross realized losses on securities	(862)	(75,000)
Net gain on investment agreement terminations	—	4
Foreign exchange gains	(297)	1,019

Net realized gains, excluding other-than-temporary impairments	2,450	56,549
Net other-than-temporary impairments	(1,713)	(31,349)

Total net realized gains and other-than-temporary impairments included in earnings	$737	$25,200

Other-than-temporary impairment charges to earnings for the three months ended March 31, 2011 and 2010 included charges of $857 and $18,032, respectively in credit losses on securities guaranteed by Ambac Assurance. Additionally, other-than-temporary impairments for the three months ended March 31, 2011 included charges of $856 related to write-downs of certain other securities that were believed to be credit impaired. As further described in Note 1, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses. Additionally, other-than-temporary impairment charges for the three months ended March 31, 2010 included charges of $13,317 to write-down the amortized cost basis of tax-exempt municipal bonds and student loan securities to fair value at their respective impairment date, as a result of management’s intent to sell securities in connection with plans to reposition the investment portfolio and meet general liquidity needs.

Credit losses on Ambac-guaranteed securities which are included in other-than-temporary impairments for the three months ended March 31, 2011 were estimated using market accepted cash flow models and inputs consistent with those used to develop loss reserves described in Note 6. These credit losses relate primarily to Ambac-guaranteed RMBS senior bonds collateralized by either first or second-lien mortgage products.

Future cash flows used to measure credit impairment of Ambac-wrapped bonds represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. However, it is uncertain whether the actual form and amount of claim payments ultimately approved by OCI and implemented will conform to that set forth in the Segregated Account Rehabilitation Plan. As a result, estimation of the fair value of future claim payments is highly subjective. Beginning with the March 31, 2011 analysis, market standard cash flow tools were used to isolate the portion of a security’s projected cash flows attributable to the financial guarantee. In prior periods, due to limitations on such cash flow tools, our analysis of credit impairment of Ambac-guaranteed securities in our investment portfolio reflected a weighted average of estimated future cash flows under two scenarios: (i) the “with guarantor” scenario in which Ambac Assurance pays 100% of its claims in cash and (ii) the “without guarantor” scenario that fully excludes payments from Ambac Assurance .

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of March 31, 2011:

Credit Impairment
Balance as of January 1, 2011	$139,766
Additions for credit impairments recognized on(1):
Securities not previously impaired	—
Securities previously impaired	857
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—

Balance as of March 31, 2011	$140,623

(1)	These additions are included in the Financial Guarantee net other-than-temporary impairment losses recognized in earnings of $1,713 in the Consolidated Statements of Operations, as well as impairments on securities for which Ambac intended to sell.

Collateral and Deposits with Regulators:

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)	Cash and securities held in Ambac’s investment portfolio – Ambac pledges assets it holds in its investment portfolio to investment and payment agreement counterparties, and derivative counterparties. Securities pledged to investment and payment agreement counterparties may not then be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

(2)	Cash and securities pledged to Ambac under derivative agreements – Ambac may repledge securities it holds from certain derivative counterparties to other derivative counterparties in accordance with its rights and obligations under those agreements.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment and payment agreement, derivative and repurchase agreement counterparties at March 31, 2011 and December 31, 2010:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
March 31, 2011:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$856,458	$745,989	$110,469

Cash and securities pledged from its derivative counterparties	—	—	—

December 31, 2010:
Sources of Collateral:

Cash and securities pledged directly from the investment portfolio	$962,919	$846,124	$116,795

Cash and securities pledged from its derivative counterparties	7,005	—	7,005

Securities carried at $6,924 and $6,947 at March 31, 2011 and December 31, 2010, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

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

Ambac Assurance guarantees the swap and investment agreement obligations of its Financial Services affiliates. Additionally, Ambac Assurance provides loans to the Financial Services businesses. Inter-segment revenues include the premiums and investment income earned under those agreements. Such premiums are determined as if they were premiums paid by third parties, that is, at current market prices.

Information provided below for “Corporate and Other” relates to (i) investment advisory, consulting and research services to the structured credit markets from RangeMark in 2010, and (ii) corporate activities, including interest income on the investment portfolio (2011 and 2010) and interest expense on debentures in 2010. Corporate and other revenue from unaffiliated customers consists primarily of income from investments.

The following table is a summary of financial information by reportable segment as of and for the three months ended March 31, 2011 and 2010:

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Three months ended March 31,	Financial Guarantee	Financial Services	Corporate and Other	Inter- segment Eliminations	Consolidated
2011:
Revenues:
Unaffiliated customers	$175,011	$28,195	$77	$—	$203,283
Inter-segment	22,679	(22,605)	—	(74)	—

Total revenues	$197,690	$5,590	$77	$(74)	$203,283

Income before income taxes:
Unaffiliated customers	$(815,081)	$23,390	$(400)	$—	$(792,091)
Inter-segment	21,290	(21,826)	536	—	—

Total income before income taxes	$(793,791)	$1,564	$136	$—	$(792,091)

Total assets	$25,895,317	$1,447,059	$67,928	$—	$27,410,304

2010:
Revenues:
Unaffiliated customers	$(449,155)	$(50,288)	$304	$—	$(499,139)
Inter-segment	31,632	(31,528)	—	(104)	—

Total revenues	$(417,523)	$(81,816)	$304	$(104)	$(499,139)

Income before income taxes:
Unaffiliated customers	$(588,803)	$(59,349)	$(41,803)	$—	$(689,955)
Inter-segment	29,505	(30,200)	695	—	—

Total income before income taxes	$(559,298)	$(89,549)	$(41,108)	$—	$(689,955)

Total assets	$33,877,547	$1,804,928	$133,202	$—	$35,815,677

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(144,266)	$71,481	$(7,199)	$(114,711)	$96,277	$(225,040)
United Kingdom	(7,269)	10,933	(682)	(8,789)	12,304	4,857
Other international	(8,676)	9,385	(1,022)	(25,900)	16,650	53,044

Total	$(160,211)	$91,799	$(8,903)	$(149,400)	$125,231	$(167,139)

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(11) Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures establishes a framework for measuring fair value and disclosures about fair value measurements.

The carrying amount and estimated fair value of financial instruments are presented below:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities(1)	$6,083,472	$6,083,472	$6,020,895	$6,020,895
Fixed income securities pledged as collateral(1)	107,084	107,084	123,519	123,519
Short-term investments	792,426	792,426	708,797	708,797
Other investments	100	100	100	100
Cash	7,626	7,626	9,497	9,497
Loans	20,397	22,102	20,167	21,706
Derivative assets	300,849	300,849	290,299	290,299
Other assets	19,005	19,005	17,909	17,909
Variable interest entity assets:
Fixed income securities	1,929,691	1,929,691	1,904,361	1,904,361
Restricted cash	2,190	2,190	2,098	2,098
Loans	14,231,947	14,213,197	16,005,066	15,990,120
Derivative assets	—	—	4,511	4,511
Financial liabilities:
Obligations under investment, repurchase and payment agreements	$717,116	$721,716	$805,632	$811,263
Liabilities subject to compromise	1,622,189	122,535	1,622,189	115,201
Long-term debt	210,837	502,271	208,260	270,600
Derivative liabilities	352,245	352,245	348,791	348,791
Liability for net financial guarantees written	6,812,510	2,279,405	5,977,077	1,638,181
Variable interest entity liabilities:
Long-term debt	14,730,527	14,698,968	16,101,026	16,073,110
Derivative liabilities	1,214,536	1,214,536	1,580,120	1,580,120

(1)	See breakout of fixed income securities in Note 9.

Fair value Hierarchy:

ASC Topic 820 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with ASC Topic 820, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1	–	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US
Treasury securities, exchange traded futures contracts, money market funds and mutual funds.

• Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

derived valuations in which all significant inputs and significant value drivers are observable in active markets.
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
hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include most credit derivative contracts written as part of the financial guarantee business, certain financial services interest rate swaps contracts which are not referenced to commonly quoted interest rates, call options on long-term debt and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities and loan receivables, as well as certain long-term debt of variable interest entities consolidated under ASC Topic 810.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
March 31, 2011
Financial assets:
Fixed income securities:
Municipal obligations	$—	$2,226,852	$—	$2,226,852
Corporate obligations	—	965,391	7,936	973,327
Foreign obligations	—	97,372	—	97,372
U.S. government obligations	121,864	—	—	121,864
U.S. agency obligations	—	86,379	1,186	87,565
Residential mortgage-backed securities	—	1,563,151	—	1,563,151
Collateralized debt obligations	—	602	30,027	30,629
Other asset-backed securities	—	821,785	160,927	982,712
Short term investments	792,426	—	—	792,426
Fixed income securities, pledged as collateral:
U.S. government obligations	98,824	—	—	98,824
Residential mortgage-backed securities	—	8,260	—	8,260
Cash	7,626	—	—	7,626
Derivative assets:
Interest rate swaps—asset position	—	154,428	241,174	395,602
Interest rate swaps—liability position	—	(79)	(111,399)	(111,478)
Future contracts	—	—	—	—
Call options on long-term debt	—	—	16,725	16,725
Other assets	—	—	19,005	19,005
Variable interest entity assets:
Fixed income securities:
Corporate obligations	—	—	1,929,691	1,929,691
Restricted cash	2,190	—	—	2,190
Loans	—	—	14,029,346	14,029,346

Total financial assets	$1,022,930	$5,924,141	$16,324,618	$23,271,689

Financial liabilities:
Derivative liabilities:
Credit derivatives	$—	$—	$235,910	$235,910
Interest rate swaps—asset position	—	—	(7,395)	(7,395)
Interest rate swaps— liability position	—	9,933	107,598	117,531
Futures contracts	319	—	—	319
Currency swaps	—	5,848	—	5,848
Other contracts	—	132	—	132
Variable interest entity liabilities:
Long-term debt	—	12,644,176	1,872,694	14,516,870
Derivative liabilities:
Interest rate swaps—asset position	—	(4,761)	—	(4,761)
Interest rate swaps—liability position	—	1,128,138	—	1,128,138
Currency swaps—asset position	—	(15,235)	—	(15,235)
Currency swaps—liability position	—	106,394	—	106,394

Total financial liabilities	$319	$13,874,625	$2,208,807	$16,083,751

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

	Level 1	Level 2	Level 3	Total
December 31, 2010
Financial assets:
Fixed income securities:
Municipal obligations	$—	$2,204,106	$—	$2,204,106
Corporate obligations	—	909,839	8,069	917,908
Foreign obligations	—	118,455	—	118,455
U.S. government obligations	156,873	—	—	156,873
U.S. agency obligations	—	87,097	1,197	88,294
Residential mortgage-backed securities	—	1,498,692	—	1,498,692
Collateralized debt obligations	—	1,823	30,433	32,256
Other asset-backed securities	—	844,838	159,473	1,004,311
Short term investments	708,797	—	—	708,797
Fixed income securities, pledged as collateral:
U.S. government obligations	115,402	—	—	115,402
Residential mortgage-backed securities	—	8,117	—	8,117
Cash	9,497	—	—	9,497
Derivative assets:
Interest rate swaps—asset position	—	142,842	265,457	408,299
Interest rate swaps—liability position	—	(105)	(129,080)	(129,185)
Future contracts	11,185	—	—	11,185
Other assets	—	—	17,909	17,909
Variable interest entity assets:
Fixed income securities:
Corporate obligations	—	—	1,904,361	1,904,361
Restricted cash	2,098	—	—	2,098
Loans	—	—	15,800,918	15,800,918
Derivative assets:
Credit derivatives	—	—	4,511	4,511

Total financial assets	$1,003,852	$5,815,704	$18,063,248	$24,882,804

Financial liabilities:
Derivative liabilities:
Credit derivatives	$—	$—	$221,684	$221,684
Interest rate swaps—asset position	—	—	(4,756)	(4,756)
Interest rate swaps— liability position	—	9,550	115,382	124,932
Futures contracts	—	—	—	—
Currency swaps	—	6,699	—	6,699
Other contracts	—	232	—	232
Variable interest entity liabilities:
Long-term debt	—	14,029,345	1,856,366	15,885,711
Derivative liabilities:
Interest rate swaps—asset position	—	(2,203)	—	(2,203)
Interest rate swaps—liability position	—	1,503,863	—	1,503,863
Currency swaps—asset position	—	(26,577)	—	(26,577)
Currency swaps—liability position	—	105,037	—	105,037

Total financial liabilities	$—	$15,625,946	$2,188,676	$17,814,622

(1)	Excludes a $100 investment, which is carried in the Consolidated Balance Sheets at cost.

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

The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Market disruptions make valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. We believe the potential for differences in third-party pricing levels is particularly significant with respect to residential mortgage backed and certain other asset-backed securities held in our investment portfolio and referenced in our credit derivative portfolio, due to the low levels of recent trading activity for such securities. In addition, the use of internal valuation models may require assumptions about hypothetical or inactive markets. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value.

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

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At March 31, 2011, approximately 6%, 80%, and 3% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 11% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost.

Third party quotes represent the only input to the reported fair value of Level 2 fixed income securities. Fixed income securities are classified as Level 3 when the fair value is internally modeled. Information about the valuation inputs for fixed income securities classified as Level 3 is included below:

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the valuation at March 31, 2011 include the following weighted averages:

a.	Coupon rate: 0.60%

b.	Maturity: 22.20 years

c.	Discount rate: 6.52%

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at March 31, 2011 include the following weighted averages:

a.	Coupon rate: 6.88%

b.	Maturity: 0.12 years

c.	Yield: 2.83%

Collateralized debt obligations (“CDO”): Securities are floating rate senior notes with the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at March 31, 2011 include the following weighted averages:

a.	Coupon rate: 0.76%

b.	Weighted Average Life: 15.24 years

c.	Yield: 9.40%

Asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at March 31, 2011 include the following weighted averages:

a.	Coupon rate: 0.96%

b.	Weighted Average Life: 6.41 years

c.	Yield curve rate corresponding to WAL: 4.69%

Derivative Instruments:

Ambac’s derivative instruments comprise interest rate, currency, and credit default swaps, exchange traded futures contracts and call options to repurchase Ambac Assurance surplus notes. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of net credit derivative liabilities was reduced by $707,729 at March 31, 2011, and $886,735 at December 31, 2010, as a result of incorporating a CVA on Ambac Assurance into the valuation model for these transactions. Interest rate swaps, currency swaps or other derivative liabilities may also require an adjustment to fair value to reflect Ambac Assurance’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities were reduced by $64,620 at March 31, 2011, and $68,772 at December 31, 2010, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

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

•

For derivatives that are less complex and trade in liquid markets or may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate and currency swaps, we utilize vendor-developed models. These models provide the net present value of the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the financial services derivatives, beginning 2008 have increased collateral requirements and triggered termination provisions in certain interest rate and currency swaps. Increased termination activity since the initial rating downgrades of Ambac Assurance has provided additional information about the current replacement and/or exit value of our financial services derivatives, which may not be fully reflected in our vendor-models but has been incorporated into the fair value of these derivatives at March 31, 2011 and December 31, 2010. These fair value adjustments are applied to individual groups of derivatives based on common attributes such as counterparty type and credit condition, term to maturity, derivative type and net present value. Generally, the need for counterparty (or Ambac) CVAs is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments.

•

For derivatives that do not trade, or trade in less liquid markets such as credit derivatives, a proprietary model is used because such instruments tend to be unique, contain complex or heavily modified and negotiated terms, and pricing information is not readily available in the market. Derivative fair value models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques. As described further below, beginning with the quarter ended March 31, 2011, measurement of the Ambac CVA on credit derivatives incorporated newly available market information. Ambac has not made any other significant changes to its modeling techniques for the periods presented.

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

Key variables used in our valuation of substantially all of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads and the CVA applied against Ambac Assurance liabilities by market participants. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s Risk Group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Implicit in the fair values we obtain on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values.

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 90% of CDS gross par outstanding and 94% of the CDS derivative liability as of March 31, 2011.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as had been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 10% of CDS gross par outstanding and 6% of the CDS derivative liability as of March 31, 2011.

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
(Dollars in thousands, except share amounts)

the discount rate used in the CDS present value calculations. Specifically, the discount rate used for the present value calculations described above was LIBOR plus Ambac’s credit spread as observed from quotes of the cost to purchase credit protection on Ambac Assurance. By incorporating the market cost of credit protection on Ambac into the discount rate, the fair value of Ambac’s liability (or the asset from the perspective of the credit protection buyer) will be decreased by an amount that reflects the market’s pricing of the risk that Ambac will not have the ability to pay. The widening of Ambac’s own credit spread cannot result in our recognition of an asset on a CDS contract. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. Late in March 2010, Ambac Assurance credit default swap pricing became unobservable following ISDA’s declaration of an event of default on such contracts. Therefore the Ambac CVA subsequent to March 31, 2010 could not utilize the same market inputs as had been used previously. Since June 30, 2010, the Ambac CVA has been a percentage applied to the estimated CDS liability fair value calculated as described above, but using only LIBOR in the present value calculations. The Ambac CVA was estimated using relevant data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010), updated over time based on changes in quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations, and (beginning March 31, 2011) the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA percentage used in the valuation of CDS liabilities was 75% and 80% as of March 31, 2011 and December 31, 2010, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, or when Ambac has a CDS asset arising from reinsured CDS exposure, those hypothetical future CDS fees are discounted at a rate which does not incorporate Ambac’s own spread but rather incorporates our counterparty’s credit spread (i.e. the discount rate used to value purchased credit derivative protection is LIBOR plus the current credit spread of the protection provider).

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given bond type, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made for the period and year ended March 31, 2011 and December 31, 2010, respectively. Ambac is not transacting CDS business currently and other guarantors have stated they have exited this product. Although relevant new transactions are not occurring in the financial guarantee marketplace, we have entered into negotiated settlements of CDS contracts in recent quarters. These settlements have primarily related to our written CDS on CDO of ABS transactions, all of which were terminated as of June 30, 2010. Because of the significant differences between the CDO of ABS transactions compared to the other CDS remaining in the portfolio, including the generally lower credit quality, we do not believe the settlements of these transactions provided information that warrants adjustment to the fair value model of CDS.

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
(Dollars in thousands, except share amounts)

negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $18,273,254 and $18,766,354 at March 31, 2011 and December 31, 2010, respectively.

Credit derivative liabilities at March 31, 2011 and December 31, 2010 had a combined fair value of $235,910 and $221,684, respectively , and related to underlying reference obligations that are classified as either CLOs or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives as of March 31, 2011 and December 31, 2010 is summarized below:

As of March 31, 2011
	CLOs	Other(1)
Notional outstanding	$11,426,031	$4,712,027
Weighted average reference obligation price	92.9	86.6
Weighted average life (WAL) in years	3.3	4.9
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.3%	37.7%
CVA percentage	75%	75%
Fair value of derivative liabilities	$70,066	$74,610

As of December 31, 2010
	CLOs	Other(1)
Notional outstanding	$11,592,697	$4,996,193
Weighted average reference obligation price	91.2	85.2
Weighted average life (WAL) in years	3.4	4.1
Weighted average credit rating	AA-	A+
Weighted average relative change ratio	34.4%	38%
CVA percentage	80%	80%
Fair value of derivative liabilities	$70,467	$72,692

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $2,135,196, WAL of 4.8 years and liability fair value of $91,234 as of March 31, 2011. Other inputs to the valuation of these transactions at March 31, 2011 include weighted average quotes of 21% of notional, weighted average rating of A+ and Ambac CVA percentage of 75%. As of December 31, 2010, these contracts had a combined notional outstanding of $2,177,464, WAL of 5.0 years and liability fair value of $78,524 as of December 31, 2010. Other inputs to the valuation of these transactions at December 31, 2010 include weighted average quotes of 18% of notional, weighted average rating of A+ and Ambac CVA percentage of 80%.

Call options on long-term debt:

The fair value of Ambac Assurance’s options to repurchase Ambac Assurance surplus notes at a discount to par is estimated based on a a combination of internal discounted cash flow analysis and market observations. The discounted cash flow analysis uses multiple discount rate scenarios to determine the present value of the surplus notes assuming exercise and non-exercise of the options, with the difference representing the option value under that scenario. The results are probability weighted to determine the recorded option value.

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

Under our current financial guarantee model, the key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Risk Group. With respect to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written included an Ambac CVA to reflect Ambac’s credit risk. The Ambac CVA was estimated using relevant data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010), updated over time based on changes in quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations, and (beginning March 31, 2011) the fair value of Ambac Assurance surplus notes. The resulting CVA was 75% and 80% as of March 31, 2011 and December 31, 2010, respectively. Refer to Note 6 for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

There are a number of factors that limit our ability to accurately estimate the fair value of our financial guarantees. The first limitation is the lack of observable pricing data points as a result of Ambac no longer writing new financial guarantee business. Additionally, although the fair value accounting guidance for liabilities requires a company to consider the cost to completely transfer its obligation to another party of comparable credit worthiness, our primary insurance obligation is irrevocable and thus there is no established active market for transferring such obligations. Variables which are not incorporated in our current fair value estimate of financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guarantee premium levels relative to the underlying insured obligations’ credit spreads.

Liabilities Subject to Compromise:

The fair value of Ambac’s debt included in Liabilities Subject to Compromise as of March 31, 2011 is based on quoted market prices. As described in Note 1, Ambac’s Bankruptcy Filing constituted an event of default with respect to these debt securities.

Long-term Debt:

The fair value of surplus notes issued by Ambac Assurance and classified as long-term debt is internally estimated considering market transactions when available and internally developed discounted cash flow models.

Other Financial Assets and Liabilities:

The fair values of Ambac’s equity interest in Ambac sponsored special purpose entities (included in Other assets), Loans, and Obligations under investment, repurchase and payment agreements are

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

European ABS transactions: Fair values were calculated by discounting contractual payments to maturity. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at March 31, 2011 include the following weighted averages:

a.	Coupon rate: 4.14%

b.	Maturity: 15.93 years

c.	Discount rate: 6.37%

Other classes: Other classes include European Public Finance Initiatives, utilities, transportation and asset lease financing transactions. Fair values were calculated by discounting contractual payments to maturity. The discount rates used were derived from the third party quoted values (Level 2) for comparable notes from the same securitization when available. When no quotes were received on notes in a given structure, rates were derived from generic spreads for similar securities. Significant inputs for the valuation at March 31, 2011 include the following weighted averages:

a.	Coupon rate: 7.80%

b.	Maturity: 6.30 years

c.	Discount rate: 5.92%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. All VIE derivatives at March 31, 2011 and December 31, 2010 use vendor-developed models and do not use significant unobservable inputs.

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
(Dollars in thousands, except share amounts)

premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 6.6%. The value of future loss payments to be paid by Ambac to the VIEs are adjusted to consider Ambac’s CVA as described under “Credit Derivatives” above.

The following tables present the changes in the Level 3 fair value category for the three month periods ended March 31, 2011 and 2010. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Three months ended March 31, 2011	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$199,172	$17,909	$(195,933)	$1,904,361	$15,800,918	$4,511	$(1,856,366)	$15,874,572
Total gains/(losses) realized and unrealized:
Included in earnings	(50)	1,096	17,645	(28,844)	(49,464)	(4,511)	29,749	(34,739)
Included in other comprehensive income	3,223	—	—	54,174	435,170	—	(52,185)	440,382
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(2,269)	—	(11,325)	—	(262,311)	—	(873)	(276,778)
Transfers in Level 3	—	—	—	—	—	—	(50,125)	(50,125)
Transfers out of Level 3	—	—	—	—	—	—	57,106	57,106
Deconsolidation of VIEs	—	—	—	—	(1,894,967)	—	—	(1,894,967)

Balance, end of period	$200,076	$19,005	$(189,613)	$1,929,691	$14,029,346	$—	$(1,872,694)	$14,115,811

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$1,096	$13,342	$(28,844)	$(49,464)	$(4,511)	$29,749	$(38,632)

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant using significant unobservable inputs. This information is provided for the three months ended March 31, 2011 as required by amendments to ASC Topic 820 effective January 1, 2011.

Level 3 – Investments by class

Three months ended March 31, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$30,433	$159,473	$8,069	$1,197	$199,172
Additions of VIEs for ASC 2009-17
Total gains/(losses) realized and unrealized:
Included in earnings	(6)	—	(43)	(1)	(1,398)
Included in other comprehensive income	1,132	2,190	(90)	(10)	4,571
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,532)	(736)	—	—	(2,269)
Transfers in Level 3
Transfers out of Level 3
Deconsolidation of VIEs	—	—	—	—	—

Balance, end of period	$30,027	$160,927	$7,936	$1,186	$200,076

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$(43)	$(1)	$(44)

Level 3 – Derivatives by class
Three months ended March 31, 2011	Interest Rate Swaps	Credit Derivatives	Currency Swaps	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$25,750	$(221,683)	$—	$—	$(195,933)
Additions of VIEs for ASC 2009-17
Total gains/(losses) realized and unrealized:
Included in earnings	9,823	(8,903)	—	16,725	17,645
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(6,002)	(5,323)	—	—	(11,325)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—

Balance, end of period	$29,571	$(235,909)	$—	$16,725	$(189,613)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$13,800	$(17,183)	$—	$16,725	$13,342

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Level- 3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Three Months ended March 31, 2010
Balance, beginning of period	$189,600	$18,843	$(2,998,447)	$160,518	$2,428,352	$—	$(388,003)	$(589,137)
Additions of VIEs for ASC 2009-17	—	—	—	3,817,065	17,275,234	(153,369)	(6,699,121)	14,239,809
Total gains/(losses) realized and unrealized:
Included in earnings	(83)	(1,917)	(180,363)	148,268	(403,926)	(727)	(189,686)	(628,434)
Included in other comprehensive income	(4,652)	—	—	—	—	—	—	(4,652)
Purchases, issuances and settlements	(730)	—	37,820	—	—	—	—	37,090
Transfers in (out) of Level 3	—	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	(3,158,241)	—	1,346,820	(1,811,421)

Balance, end of period	$184,135	$16,926	$(3,140,990)	$4,125,851	$16,141,419	$(154,096)	$(5,929,990)	$11,243,255

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of March 31, 2011 and December 31, 2010. Derivative instruments are transferred into Level 3 when the use of unobservable inputs become significant to the overall valuation. During 2011 and 2010, transfers of derivatives to Level 3 related to the inclusion of fair value adjustments to reflect estimated replacement or exit costs, as described under “Derivative Instruments” above, which are not reflected in the net present value of the projected contractual cash flows. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers in or out of Level 1 for the periods presented. All Level 1, 2, and 3 transfers are recognized at the beginning of each accounting period.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for periods ended March 31, 2011 and 2010 are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues	Loss on variable interest entity activities	Other income
2011

Total gains or losses included in earnings for the period	$(50)	$5,323	$(14,226)	$26,548	$(53,070)	$17,821
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(17,183)	13,800	(53,070)	17,821

2010

Total gains or losses included in earnings for the period	$(83)	$9,924	$(177,063)	$(13,224)	$(446,071)	$(1,917)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(203,119)	(19,348)	(8,243)	(1,917)

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(12) Commitments and Contingencies

Ambac Financial Group, Inc. (defined herein as “Ambac” or “Ambac Financial Group”) and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors and officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, the Company’s independent Certified Public Accountants and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of the Company’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On April 15, 2010, the Court ordered a Discovery Plan and Proposed Pretrial Schedule, pursuant to which discovery was scheduled to commence on May 10, 2010, with dispositive motions due by December 2, 2011. On December 9, 2010, Ambac and the present or former officers or directors who are defendants in these actions entered into a memorandum of understanding with Plaintiffs with respect to settlement. And, as discussed in more detail below, on May 6, 2011, Ambac and the present or former officers or directors who are defendants in these actions entered in a stipulation of settlement to settle the claims asserted in these actions.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, one former officer and director and one former officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, the Company and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. The additional briefing was completed on March 5, 2010, and oral argument on the motion to dismiss was heard on August 4, 2010. On December 9, 2010, Ambac and the former officer and director and the former officer who are defendants in this action entered into a memorandum of understanding with Plaintiffs with respect to settlement. And, as discussed in more detail below, on May 6, 2011, Ambac and the former officer and director and the former officer who are defendants in this action entered into a stipulation of settlement to settle the claims asserted in this action.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, the Company and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; on June 2, 2009 defendants moved to dismiss the amended complaint; on November 22, 2010, the Court dismissed the consolidated derivative action without prejudice to its renewal when and if the automatic stay provided by the Bankruptcy Code is lifted (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action subsequently moved to intervene in the Southern District of New York derivative action and on May 12, 2009, the motion to intervene was denied; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on January 5, 2010, the New York Supreme Court granted defendants motion to stay the New York Supreme Court action in favor of the Southern District of New York Consolidated Derivative Action; one of the actions consolidated in the New York Supreme Court actions is currently listed on the Court’s docket as dismissed, the other action remains listed as stayed.

Pursuant to the terms of a memorandum of understanding entered into on December 9, 2010, on May 6, 2011, Ambac and all of its present or former officers or directors who are defendants in the Securities Class Actions or the Derivative Actions, entered into a stipulation of settlement (the “Stipulation”) with the lead plaintiffs in In re Ambac Financial Group, Inc. Securities Litigation and the named plaintiffs in Tolin v. Ambac Financial Group, Inc. for settlement of both of the Securities Class Actions. The Stipulation provides that the claims of the putative plaintiff classes, among other claims, will be settled for a cash payment of $27,100. Certain of the insurance carriers who provided directors and officers’ liability coverage to Ambac’s present and former officers and directors for the period July 2007-July 2009 have agreed to pay $24,600 of the settlement, pursuant to a separate agreement entered into between Ambac, the present or former officers or directors who are defendants in the Securities Class Actions or the Derivative Actions, and those insurance carriers. Ambac has agreed to pay $2,500 of the settlement and previously deposited that amount into an escrow account (classified as Restricted Cash on the Consolidated Balance Sheet since these amounts are held in escrow). Lead and named plaintiffs in the Securities Class Actions, on behalf of themselves and all other members of the settlement class, have agreed to releases of claims against, among others, Ambac and the present or former officers or directors who are parties to the Stipulation. The settlement provided for in the Stipulation is subject to various conditions, including, among others, approval by the United States District Court for the Southern District of New York and approval by the bankruptcy court of Ambac’s entry into the settlement and of certain releases and bar orders that would release and bar claims (among others) by or on behalf of Ambac, including by any shareholder or creditor of Ambac purportedly acting derivatively on behalf of Ambac, against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted in any of the Securities Actions or any of the Derivative Actions. The Stipulation further provides that nothing in the Stipulation shall be deemed an admission by any defendant of any fault, liability, or wrongdoing. The above description of terms of the Stipulation is qualified in its entirety by reference to the text of the Stipulation, which was filed in In re Ambac Financial Group, Inc. Securities Litigation on May 6, 2011.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

On December 14, 2009, a purchaser of Ambac’s DISCS filed an individual action entitled Judy Ehrenreich v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws, in the United States District Court for the Southern District of New York, against Ambac and one former officer, Case No. 09 CV 10173. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s plans to meet certain investment agreement collateral requirements as well as materially false and misleading statements regarding Ambac’s valuation of certain of its investment securities. On March 9, 2010, the Company and the former officer moved to dismiss. On November 10, 2010, Ambac filed a “Notice of Bankruptcy” in the action, advising the Court of its position that in light of Ambac’s filing for bankruptcy, as of November 8, 2010, any new or further action against Ambac is stayed pursuant to section 362 of the Bankruptcy Code. On March 28, 2011, the Court entered an order staying the action.

Karthikeyan V. Veera v. Ambac Financial Group, Inc. et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010, and amended on September 7, 2010). Plaintiff, a former employee and participant in the Company’s Saving Incentive Plan (the “Plan”), asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Plan Administrative Committee, the Plan Investment Committee, the Compensation Committee of the Board of Directors of the Company, and a number of current and former officers of the Company. This action is purportedly brought on behalf of all persons, excluding defendants and their immediate families, who were participants in the Plan from October 1, 2006 through July 2, 2008 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding the Company’s financial condition. This ERISA action seeks, among other things, compensatory damages, a constructive trust for amounts by which the fiduciaries allegedly benefited as a result of their breaches, and attorneys’ fees. On October 20, 2010, all of the defendants named in the amended complaint moved to dismiss all of the claims in the amended complaint. In an Opinion and Order issued January 6, 2011, the Court denied the motion to dismiss, but held that the defendants had no “affirmative duty under ERISA to disclose information about the company’s financial condition to plan participants.” On January 18, 2011, the Company filed an adversary complaint in the Bankruptcy Court against Plaintiff, seeking declaratory relief to confirm the applicability of the automatic stay under Bankruptcy Code section 362(a) to plaintiff’s claims or, alternatively, for injunctive relief under section 105(a) of the Bankruptcy Code to preclude plaintiff from prosecuting his claims pending the effective date of a chapter 11 plan or further order of the Bankruptcy Court. On February 11, 2011, the Company filed a motion in the adversary proceeding for summary judgment declaring that the protections of the automatic stay apply or should be extended to the claims in the ERISA action and for injunctive relief. Following a hearing on the Company’s motion on March 4, 2011, the Bankruptcy Court entered an order granting the Company’s motion, holding that the automatic stay applied to the ERISA action, but also granted Plaintiff relief from the stay to pursue limited discovery during the extended exclusivity period in the Company’s Chapter 11 case.

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
(Dollars in thousands, except share amounts)

Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements which failed to disclose the extent of the insurers’ respective exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking the dismissal of each of these complaints on September 17, 2010. The plaintiffs filed their opposition papers to the demurrer on October 22, 2010. The reply papers in support of the demurrer were filed on November 19, 2010 and oral argument on the demurrer is expected to occur in July, 2011. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions.

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

Ambac Assurance has periodically received various regulatory inquiries and requests for information with respect to investigations and inquiries that such regulators are conducting. Ambac Assurance has complied with all such inquiries and requests for information. On March 24, 2010, Ambac Assurance established a segregated account and allocated to such segregated account certain financial guaranty insurance policies and other contingent liabilities, certain claims and other rights and certain equity interests in subsidiaries. An insurance rehabilitation proceeding was commenced with respect to the segregated account in the Wisconsin Circuit Court for Dane County (the “Rehabilitation Court”) on March 24, 2010 by the Commissioner of Insurance of the State of Wisconsin (the “Commissioner”) and the Rehabilitation Court entered an order of rehabilitation for the Segregated Account, appointing the Commissioner as rehabilitator, and entered orders enjoining certain actions that could have an adverse effect on the financial position of the segregated account.

Various third parties have filed motions or objections in the Rehabilitation Court and/or moved to intervene in the rehabilitation proceedings. On January 24, 2011, the Rehabilitation Court issued its Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation, with Findings of Fact and Conclusions of Law (the “Confirmation Order”). Notices of appeal from the Confirmation Order were filed by various parties, including policyholders. Such appeals are pending.

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
(Dollars in thousands, except share amounts)

generating capital losses, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes up to an estimated amount of $1,079,000. On November 9, 2010, the Company and the IRS agreed to a stipulation on the record that provides that the IRS would give notice at least 5 business days prior to taking any action against the Company’s nondebtor subsidiaries in the consolidated tax group that would violate the State Court Injunction, whether or not in effect. The stipulation permits the status quo to be maintained from November 9, 2010 until a hearing on the preliminary injunction that the Company plans to seek under Bankruptcy Code section 105(a) barring assessment and collection of the 2003 through 2008 tax refunds by the IRS against the Company’s nondebtor subsidiaries in the consolidated tax group. On the same date, Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds. On January 14, 2011, the IRS filed its Answer and opposition to Ambac’s Motion for Temporary Restraining Order and Preliminary Injunction. As of this date, no hearing on such Motion has been scheduled. On January 13, 2011, the IRS filed a motion in the United States District Court for the Southern District of New York (“USDC SDNY”) to withdraw the Adversary Proceeding from the Bankruptcy Court to the USDC SDNY. Ambac has opposed such motion. On February 1, 2011, Ambac filed a motion with the Bankruptcy Court for Pretrial Conference and for Authorization to Implement Alternative Dispute Resolution Procedures. The Bankruptcy Court on March 2, 2011 ordered the process of non-binding mediation to begin on or about May 1, 2011 and to conclude no later than on or about September 6, 2011. Mediation is currently scheduled to commence on July 6, 2011. The Bankruptcy Court also approved a scheduling order which, among other things, ordered fact discovery in the Adversary proceeding to be completed by August 5, 2011; dispositive motions to be filed by September 16, 2011, and trial to be scheduled, thereafter, pursuant to further order of the Court.

The IRS has also sought to assert legal rights against Ambac Assurance, as joint and several obligor in respect of any assessment for federal income taxes against the consolidated Ambac tax group. On December 8, 2010, the IRS removed the Wisconsin rehabilitation proceeding involving the Segregated Account to the United States District Court for the Western District of Wisconsin (the “District Court”). On December 17, 2010, the IRS filed a motion in the District Court to dissolve the supplemental injunction that had been entered by the Rehabilitation Court on November 8, 2010 to prevent certain actions by the IRS that could have an adverse effect on the financial position of the Segregated Account. The Commissioner moved to remand the proceeding back to the Rehabilitation Court, and on January 14, 2011, that motion was granted by the District Court, which found that it lacked subject matter jurisdiction. The IRS has appealed this decision to the United States Court of Appeals for the Seventh Circuit. On January 20, 2011, the Seventh Circuit ordered the IRS to show cause why its appeal should not be dismissed for lack of jurisdiction, which led to additional briefing. On February 9, 2011, the IRS filed a complaint and a motion for a preliminary injunction in the District Court seeking, inter alia, to enjoin enforcement of the injunction issued by the Rehabilitation Court and the Confirmation Order against the IRS. The District Court dismissed the suit for lack of subject matter jurisdiction on February 18, 2011, and the IRS filed a notice of appeal on February 22, 2011. The appeals at the Seventh Circuit are pending.

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
(Dollars in thousands, except share amounts)

In connection with Ambac’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed the following lawsuits:

•

Ambac Assurance Corporation v. EMC Mortgage Corporation and J.P. Morgan Securities, Inc, (formerly known as Bear, Stearns & Co. Inc.) (Supreme Court of the State of New York, County of New York, filed February 17, 2011). This case is the continuation of a case that was originally filed on November 5, 2008 in the U.S. District Court for the Southern District of New York but that was dismissed from federal court after Ambac was granted leave to amend its complaint to add certain new claims (but not others) and a new party, which deprived the federal court of jurisdiction over the litigation. After the decision by the federal judge, dated February 8, 2011, Ambac Assurance re-filed the suit in New York state court on February 17, 2011. In its state-court action, Ambac Assurance asserts claims for breach of contract, indemnification and reimbursement against EMC, as well as claims of fraudulent conduct by EMC and J. P. Morgan Securities Inc. Subsequently, EMC filed a notice of appeal of certain aspects of the federal judge’s decision, and EMC and J. P. Morgan Securities Inc. have moved for a stay of the state-court litigation pending its appeal of the decision of the federal judge, a motion which Ambac Assurance is contesting.

•

Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York, filed on January 12, 2010). Ambac Assurance alleged breach of contract, fraudulent inducement, breach of implied duty of good faith and fair dealing, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. On July 8, 2010, the defendants moved to dismiss the complaint. Ambac Assurance opposed the motion and the Court held oral argument on October 12, 2010. In a decision dated April 7, 2011, the Court granted the defendants’ motion in part dismissing only Ambac Assurance’s cause of action for fraudulent inducement and striking Ambac Assurance’s claim for consequential damages and jury demand. The Court otherwise denied the defendants’ motion.

•

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

(13) Restricted Cash

Cash that we do not have the right to use for general purposes as of reporting period end is recorded as restricted cash in our consolidated balance sheets. Restricted cash include: i) cash held in an escrow account for the purpose of pending litigation settlement subject to Bankruptcy Court approval and ii) consolidated variable interest entity cash restricted to fund the obligations of the consolidated VIEs.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

In this Quarterly Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may”, or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2010 Annual Report on Form 10-K and Part II, Item 1A of the Form 10-Q.

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac Financial Group, Inc. (“Ambac” or the “Company”) management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) a plan of reorganization under Chapter 11 will not be confirmed; (2) if Ambac is not successful in filing a plan of reorganization under Chapter 11, it is likely it would have to liquidate pursuant to Chapter 7; (3) the impact of the bankruptcy proceeding on the holders of Ambac securities; (4) the unlikely ability of Ambac Assurance Corporation (“Ambac Assurance”) to pay dividends to Ambac in the near term; (5) litigation between Ambac and Ambac Assurance regarding the allocation of net operating losses (“NOLs”) and other claims could reduce the overall value of the Company; (6) adverse events arising from the Segregated Account Rehabilitation Proceedings, including the injunctions issued by the Wisconsin rehabilitation court to enjoin certain adverse actions related to the Segregated Account being successfully challenged as not enforceable; (7) litigation arising from the Segregated Account Rehabilitation Proceedings; (8) decisions made by the rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders; (9) potential of a full rehabilitation proceeding against Ambac Assurance or material changes to the plan of rehabilitation, with resulting adverse impacts; (10) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries included in our reserves; (11) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (12) risks relating to determination of amount of impairments taken on investments; (13) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (14) market spreads and pricing on insured collateralized loan obligations (“CLOs”) and other derivative products insured or issued by Ambac; (15) Ambac’s financial position and the Segregated Account Rehabilitation Proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (16) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (17) credit risk throughout our business, including credit risk related to residential mortgage-backed securities, CLOs, public finance obligations and large single exposures to reinsurers; (18) disputes with reinsurers regarding amounts owed us under our reinsurance agreements; (19) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (20) the risk that our risk management

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

Ambac provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded by the independent rating agencies during 2008, 2009 and 2010. As a result of these rating agency actions, as well as investor concern with respect to these actions, Ambac Assurance has not written new business since mid-2008. As such, Ambac’s principal business consists of mitigating losses in Ambac Assurance’s insured portfolio and maximizing the yield on its investment portfolio. On April 7, 2011 Ambac Assurance requested that Moody’s Investors Service, Inc. (“Moody’s”) withdraw its ratings of Ambac Assurance and each of its affiliates. As a result, the rating agreement between Ambac Assurance and Moody’s was terminated on such date. As of April 7, 2011, Ambac Assurance is no longer rated by any of the independent rating agencies. Refer to Note 1 to the Unaudited Consolidated Financial Statements in this Form 10-Q for discussion of the establishment of Segregated Account of Ambac Assurance Corporation and the subsequent rehabilitation proceedings of the Segregated Account by the OCI.

Through its financial services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits, interest rate and currency swaps, principally to its clients of the financial guarantee business. The Company’s existing investment agreement and derivative product portfolios are in active runoff.

Financial information concerning our business segments is set forth in the unaudited consolidated financial statements and the notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk,” which are in Part I of this Quarterly Report on Form 10-Q. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222.

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

Financial guarantee insurance is accounted for in accordance with ASC Topic 944, Financial Services—Insurance. Under ASC Topic 944, a loss reserve is recorded on the balance sheet for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract, (i.e., the expected loss), over (b) the unearned premium reserve (“UPR”) for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve estimate in subsequent periods are recorded as a loss and loss expense on the income statement. Expected losses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default and expected severity of performing credits as well as our active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing.

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

The second approach entails the use of more precise estimates of expected net cash outflows (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of various possible outcomes and develop cash flow scenarios. This approach can include the utilization of internal or external models to project net claim payment estimates. We have utilized such tools for residential mortgage-backed, student loan, as well as certain other types of exposures. In general, these tools use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates, that in turn determine projected future net claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net claim payment scenarios and applying an appropriate discount factor. A loss reserve is recorded for the excess, if any, of estimated expected losses (net cash outflows) using either of these two approaches, over UPR. For certain policies, estimated potential recoveries exceed estimated future claim payments because all or a portion of such recoveries relate to claims previously paid. The expected net cash inflows for these policies are recorded as a subrogation recoverable asset.

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

Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Reinsurance recoveries do not have a significant effect on loss reserve volatility because Ambac has little exposure ceded to reinsurers and has received collateral from the majority of its reinsurers. Please refer to Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for further information and discussion.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to three bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, including as a result of the current credit market crisis, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The three bond types are residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”) and student loan securities. These three bond types represent 92% of our ever-to-date claims presented with RMBS comprising 90% of our ever-to-date claims payments.

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) on credits at March 31, 2011:

($ in millions)	Number of credits	Gross par outstanding	Gross Loss Reserves and Loss Expense(2)
RMBS	187	$19,692	$3,764
Student Loans	97	10,063	926
All other credits	67	5,544	710
Loss adjustment expenses	—	—	91

Totals	351	$35,299	$5,491	(1)

(1)	Loss reserves of $5,491 are included in the balance sheet in the following line items: Loss and loss expense reserve—$6,297; Subrogation recoverable—$797; and Other assets—$9.
(2)	Ceded Par Outstanding and ceded loss reserves are $1,758 and $132, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies its insured first-lien RMBS exposure principally into two broad credit risk classes: Alt-A (including mid-prime, interest only, and negative amortization) and sub-prime. Alt-A loans were typically made to borrowers who had stronger credit profiles, while sub-prime loans were typically made to borrowers with weaker credit profiles. Compared with Alt-A loans, sub-prime loans typically had higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The Alt-A category includes:

•

Loans with specific payment features that afforded borrowers the option to have lower payments in the early years with resets after several years. For example, so called interest only loans have monthly payments comprised of interest but no principal in the early years. So called negative amortization loans permit borrowers to defer interest and principal in the early years and then make higher payments in the period after the reset. Both types may also have lower interest rates in the early period. Future increases in monthly payments, commonly called payment shock, increases the probability of delinquencies and defaults given the decline in house prices over the past few years.

•

Loans backed by borrowers who typically did not meet standard agency guidelines for documentation requirement, property type or loan-to-value ratio. These are typically higher-balance loans made to individuals who might have past credit problems that were not severe enough to warrant “sub-prime” classification, or borrowers who chose not to obtain a prime mortgage due to documentation requirements.

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

The table below distinguishes between credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of credits, gross par outstanding, gross loss reserves before subrogation, subrogation, and gross reserves net of subrogation for all RMBS exposures for which Ambac established reserves at March 31, 2011:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in millions)	Number of credits	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation(1) recoveries	Gross loss reserve after subrogation recoveries
Second-lien	30	$2,897	$603	NA	$603
First-lien-Alt A	82	7,301	2,452	NA	2,452
First-lien-Sub-prime	31	1,460	65	NA	65
Other	16	820	286	NA	286

Total Credits Without Subrogation	159	12,478	3,406	NA	3,406

Second-lien	19	4,088	1,983	(1,867)	116
First-lien Mid-prime	4	738	248	(289)	(41)
First-lien Sub-prime	5	2,389	626	(343)	283

Total Credits With Subrogation	28	7,215	2,857	(2,499)	358

Total	187	$19,693	$6,263	$(2,499)	$3,764

(1)	Refer to Representations and Warranty Breaches by RMBS Transaction Sponsors below for further discussion.

Methodology for Projecting Losses in our RMBS Portfolio

Prior to January 1, 2011, we utilized an internal roll-rate model to project losses for our second lien transactions and a third-party multi-scenario stochastic (Monte Carlo) cash flow model (“stochastic model”) to project losses for our first-lien transactions. Effective January 1, 2011, we are also using a recently licensed statistical regression model (“regression model”) to develop additional estimates of projected losses for both our second and first-lien transactions. Both the regression model and the stochastic model include home price appreciation (“HPA”) among their primary drivers. We rely upon recognized sources for HPA projections.

The regression model uses a statistical approach considering historical and recent market performance to perform a survival analysis to model the timing of prepayment and default events. Depending upon the availability of underlying data, the model utilizes either of two approaches: first-lien transactions generally use a loan level approach, while the second-lien transactions generally use the deal-level approach, as home loan data is not available from recognized market sources for second-lien mortgage loans. The specific methodologies in all three of our models are described below.

Our reserves reflect a blending of the results of the two approaches used for each transaction, with 50% probability assigned to the regression model and 50% assigned to either our internal roll-rate model in the case of second-lien transactions or to the stochastic model in the case of our first-lien transactions. Although there can be no certainty with regard to projecting losses, we believe the 50/50 blend is a reasonable approach to projecting losses in our RMBS portfolio.

The regression model differentiates among servicers and their impact on loan performance, and also acknowledges the extension of liquidation timelines that has exacerbated loss severities. The regression model also takes into account payment shock (i.e., the increased likelihood of borrower defaults when adjustable payment mortgages reset to higher monthly payments). While these aspects of the regression model represent enhancements from our other approaches, we also believe the regression model may be overly sensitive to the combined loan-to-value of home loans. This view is based upon our comparison of projected performance using similar house price forecasts under the different approaches and the fact that the regression model currently does not consider borrowers’ payment history. We believe

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

borrowers with strong payment histories will experience lower default rates than borrowers with poor payment history.

Prior to utilizing the results of the regression model, our internal RMBS credit and quantitative professionals evaluated and analyzed the results of the regression model versus loss estimates generated utilizing: a) our internal roll-rate model for second-lien transactions and, b) our stochastic model for first-lien transactions. This cross disciplined team compared the specific drivers and methodology of the regression model with our existing approaches, and analyzed deal performance and model outputs across the portfolio. For example, the team considered the general reasonableness of the models’ projected defaults of borrowers not currently in seriously delinquent or worse payment status and also conducted selective collateral analyses. The team also assessed the models’ cumulative loss estimates and compared such estimates by asset type and vintage with rating agency and other published loss projections. Based upon this comprehensive analysis, we believe the 50/50 blend of the models’ results achieves the best mix of these models’ capabilities.

Eleven of our mortgage-backed transactions have pool level mortgage insurance. Pool mortgage insurance is a master policy issued to the mortgage securitization trust, which indemnifies the trust either on a first loss or mezzanine basis in the event that covered mortgage loans in the trust default. The mortgage insurance master policy specifies the particular characteristics and conditions of each individual loan within the mortgage trust that is subject to coverage. The policy also includes various conditions including exclusions (conditions for denying coverage), conditions for notification of loans in default, and claims settlement. We have noted with regard to these transactions that mortgage insurers generally have not paid the majority of claims presented by the mortgage trusts. This unwillingness to pay by the mortgage insurers results in higher claim payments under Ambac’s financial guarantee policies. As a result of the uncertainty of the timing and amount of any recoveries by the mortgage trust under these pool mortgage insurance policies, Ambac does not reflect any potential benefit (either via recoveries of previously paid claims or reductions in future claim payments) until there is sufficient information to allow for a reasonable estimation of any such benefit. Generally, sufficient information is not available prior to the date when amounts are received by the mortgage trust and reported in the respective remittance report.

In our experience, market performance and model characteristics change and are updated through time and a regular review of models and the overall approach to loss estimation is beneficial. Our ability to drive change in the models we license is limited and subject to the expertise and views of the independent developer/vendor. On the other hand, our ability to estimate losses without such models is difficult and challenging for a large portfolio across multiple RMBS exposure types.

Summarized below is our approach to projecting claims and ultimate losses in our RMBS portfolio.

Second-Lien:

In evaluating our portfolio of insured second-lien transactions we use the regression model as well as our internal roll-rate model.

The regression model estimates mortgage loan collateral performance, the effect of such collateral cash flows within the transaction waterfall and the liability structure we insure. Collateral performance is modeled at the deal level given the paucity of mortgage loan level data for second-lien transactions. Without the specific loan-level information, the deal-level approach processes a loan pool as if it were a single loan, selecting certain aggregated deal-level characteristics to then perform a survival

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

analysis using a multinomial logistic regression. We model three HPA scenarios to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with significantly lower probabilities to the stress and upside cases.

This deal-level approach of the regression model takes a relatively complicated monthly cash flow and simplifies it into two parts: a borrower-behavior-dependent stage and a servicer-behavior-dependent stage. The borrower stage is designed to forecast the probability of a loan’s present delinquency status to any of eight future statuses. Through the borrower-behavior-dependent stage, at any given monthly period, a loan can take on one of the following eight statuses: current, 30, 60, 90, 120, 150, 180+ delinquent or prepaid. The deal-level approach calculates defaults using a roll-rate that evaluates the possible future state of a set of loans based on its current status and three variables: average FICO, average current CLTV, and an overall quality indicator.

The servicer-behavior-dependent stage of the regression model governs a loan’s life cycle after it reaches 180 or more days delinquent. This stage evaluates the servicer’s propensity to foreclose or pursue a short sale, the speed of the foreclosure process, and the speed of the post-foreclosure distressed property liquidation. The transition probabilities between advanced delinquency and foreclosure, foreclosure and REO, and finally REO and ultimate liquidation are assumed by the model to depend upon how long a loan has already been in a particular status, as well as by the servicer and state-specific liquidation timeline factors.

The internal roll-rate model observes trends in delinquencies, defaults, loss severities and prepayments and extrapolates ultimate performance from this data on an individual transaction basis (and their component pools where they exist). As more information (performance and other) accumulates for each underperforming transaction we are able to update assumptions in this model to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate is adjusted each period to reflect current performance. The key inputs for this model are prepayment rates and loss severity. Voluntary prepayments have declined, driven by negative HPA, an impaired mortgage market, and borrowers’ inability to prepay balances. In our opinion, these factors will not improve in the foreseeable future and thus we generally project recent trends into the future. This results in projected prepayment rates in the 2% to 5% range. We estimate loss severities between 100% and 105% as we expect complete write-offs in this asset class exacerbated by carrying costs. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ day delinquency categories all the way through to charge-off. We use this data to project a default curve for the life of the transaction.

First-Lien:

In evaluating our portfolio of insured first-lien transactions we use the regression model as well as the stochastic model.

For most first-lien transactions, the regression model utilizes home mortgage loan level data from recognized market sources to calculate each loan’s probability of default and prepayment based on the characteristics of the loan. The loan-level approach of the regression model performs a survival analysis that prepays and defaults each loan on a monthly basis based on its embedded risks. For first-lien transactions that do not have loan-level data available, we use the deal-level approach of the regression model that is described in the Second-Lien section above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are three transitional stages with the loan-level approach of the regression model: current, prepayment or default. The model then looks beyond the stages to assess a set of loans based on a number of individual characteristics that are distinct to that set of loans. These individual characteristics are property type, occupancy status, loan purpose, documentation type, cumulative loan-to-value ratio, originator quality rating, servicer quality rating, FICO score, original loan balance, interest rate margin, and regional unemployment rate. The model then estimates the rate at which a loan will prepay or default reducing the balance of each loan monthly during the projection period based on the borrower’s given probability of defaulting or prepaying for that month. Servicer behavior is a unique variable in the loan-level approach of the regression model and is used to calculate the impact of servicer performance on expected prepayments and defaults. Consistent with the second-lien modeling, we consider three HPA scenarios in the regression model to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with significantly lower probabilities to the stress and upside cases.

The stochastic model projects multiple scenarios at the individual mortgage loan level using various inputs, including:

(i)	Home price projections obtained from an independent third party at the Core Based Statistical Area (CBSA) level;

(ii)	An interest rate tool to generate term interest rate scenarios;

(iii)	An unemployment module to project unemployment rates at the state level;

(iv)	A mortgage home loan-level credit module to estimate the probability of monthly loan level credit performance through time across eight possible status states (current, 30 day delinquent, 60 day delinquent, 90 + day delinquent, foreclosure, REO, prepay, and default); and

(v)	A severity module which pairs with the credit module and, on the basis of loan level information, generates a Loss Given Default severity time line.

The pool of mortgage loans backing each securitization is selected from a loan-level database and the loss and prepayment scenarios across all loans are used to generate aggregated future collateral cash flows. The stochastic model embeds all the priority of payments and cash-diversion structures documented in the contracts which define the liability payment obligations of the security being analyzed. We take the average of the 300 stochastic claim cash-flow scenarios and discount it, as appropriate, to estimate the gross claim liability.

Government programs:

In May of 2009, the Federal Government initiated the Home Affordable Modification Plan (HAMP) which allows servicers to modify loans. After determining a borrower’s eligibility, a servicer can take a series of steps to reduce the monthly mortgage payment. HAMP is applicable to the Ambac-wrapped transactions serviced by the servicers that have signed servicer participation agreements to modify loans under HAMP. Based on the current activity of the HAMP offers and the latest indications from government published sources through March 31, 2011, we assume some impact for this government program in our first-lien portfolio utilizing the stochastic model. Neither the regression model nor our internal roll-rate model includes the impact of HAMP. Specifically, we assume in the first-lien stochastic model that 0.5% of HAMP-eligible loans will be modified monthly for 24 months (for a total of 12% of HAMP-eligible loans ultimately modified) for Ambac portfolios serviced by HAMP participating servicers. At March 31, 2010, Ambac’s first-lien stochastic model assumed that 4% of HAMP-eligible loans will be modified monthly for 12 months (for a total of 48% of HAMP-eligible loans ultimately modified) for Ambac portfolios serviced by HAMP participating servicers. We reduced the rate of modification during 2010 to reflect the actual performance of HAMP and the observance of the continued slower-than-expected pace of trial modifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Servicer Intervention:

With the exception of our internal second-lien roll-rate model we are able to include in our modeling the steps which Ambac is taking to address shortcomings in servicing performance including transfers of servicing where the legal right exists to do so. Ambac expects to initiate, with the cooperation of the rehabilitator of the Segregated Account, additional programs with servicers that will provide for loan modifications (principal forgiveness), improved liquidation timelines, short sales, and selected rate reductions. Ambac believes these are the principal factors that will result in reduced losses over time. In all cases, we are projecting that only exposures that have already transferred servicing or entered into special servicing agreements will benefit from the effects of servicer intervention strategies.

Representation and Warranty Breaches by RMBS Transaction Sponsors:

In an effort to better understand the unprecedented levels of delinquencies and defaults, Ambac or its counsel engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which have exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) increased levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high level of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken such actions as it has deemed viable to recover against the collateral, and the securitization has incurred losses to the extent such actions did not fully repay the borrower’s obligations. Generally, the sponsor of the transaction provides representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Per the underlying transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute any loan that breaches the representations and warranties.

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. To effect a repurchase, depending on the transaction, the sponsor is obligated to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss (which in certain cases excludes accrued unpaid interest). Notwithstanding the material breaches of representations and warranties, up until the establishment of the Segregated Account and the associated Segregated Account Rehabilitation Proceedings, Ambac had continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations and will resume paying such claims once a Rehabilitation Plan becomes effective. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which

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

Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”); and (2) dollar amount of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization (“adverse sample approach”). We do not include estimates of damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known; however, certain large financial institutions who have served as sponsors for certain transactions that Ambac has insured have disclosed that they have established reserves related to claims by financial guarantors and others for breaches of representations and warranties in RMBS transactions. Further in April 2011, Assured Guaranty Ltd., a financial guarantor, reached a comprehensive settlement with Bank of America Corporation, including Countrywide Financial Corporation, regarding their liabilities with respect to RMBS transactions insured by Assured Guaranty, including claims relating to reimbursement for breaches of representations and warranties.

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool. First, a “breach rate” was computed by dividing (i) the loans identified in the sample as having breached representations and warranties by (ii) the total sample size. Second, an extrapolation to the entire loan pool was performed by multiplying the breach rate by the sum of (a) the current unpaid loan pool balance (“CULPB”) plus (b) realized losses resulting from loan liquidations or charge-offs to date, to compute an estimated repurchase obligation. The CULPB includes principal only on non-charged-off and non-liquidated loans, and the realized losses include principal, interest and unreimbursed servicer advances and/or trustee expenses on charged-off and liquidated loans. As a result, the CULPB and realized loss components, which are used in extrapolating the estimated repurchase obligation, do not precisely correspond to each sponsor’s contractual repurchase obligation as defined in the transaction documents. Nonetheless, the CULPB and realized loss components are provided through trustee reports we receive in the normal course of our surveillance of these transactions and is the best information we have available to estimate the sponsor’s repurchase obligation under the random sample approach. Third, a realization factor (which incorporates Ambac’s views about the uncertainties surrounding the litigation process and/or settlement negotiation) was then applied to the estimated repurchase obligation to compute the undiscounted subrogation recovery. The realization factor was developed from a range of realization factors using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including (i) discussions with external legal counsel and their views on ultimate settlement, (ii) recent experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates. Finally, a discount factor was applied to the undiscounted subrogation recovery to compute the estimated subrogation recovery.

Due to the nature of the sampling methodology used, the subrogation recovery estimate Ambac has recorded based on the above-described random sample approach includes all breached loans which

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac believes the sponsor is contractually required to repurchase, including extrapolation to a loan pool which includes loans which have not defaulted, and, in fact, may not default in the future (i.e., performing loans). In theory, a loan that continues to perform in accordance with its terms through repayment should have little or no effect on Ambac’s anticipated claim payments, regardless of whether or not the sponsor repurchases the loan. In other words, since there will be sufficient cash flows to service the notes in either situation (i.e., whether cash is received from a sponsor loan repurchase or whether cash is received from the underlying performing loan), there should be no claim payment under Ambac’s insurance policy in respect of such loans. Nonetheless, Ambac may have recorded a subrogation recovery for certain performing loans because it believes the breaches of representations and warranties are so pervasive that a court would deem it impractical to have the sponsor re-underwrite every loan in a given transaction and repurchase only individual loans that have breached. Rather, Ambac believes there is precedent for the utilization of a statistical sampling and extrapolation methodology across a population to prove liability and damages where it would be impractical to make a determination on an individual loan basis (a recent court ruling in a similar suit unrelated to Ambac, but in the same jurisdiction in which Ambac has filed its litigation to date, supports the view that a sampling methodology is permissible.) Ambac believes a court would likely award damages based on a reasonable methodology, such as our random sample approach, which damages would be either remitted directly to Ambac, placed in the securitization trust, or otherwise held under an arrangement for the benefit of the securitization trust; however, Ambac believes that under such an approach individual loans would not be repurchased from the trust. In either case, Ambac believes those damages would compensate Ambac for past and future claim payments. Consequently, since the sponsor is contractually obligated to repurchase those loans which breach representations and warranties regardless of whether they are current or defaulted, Ambac believes the appropriate measure in estimating subrogation recoveries is to apply the breach rate to both performing and defaulted loans.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, in foreclosure, REO or bankruptcy. The estimated subrogation recovery under this approach represents 100% of the original principal balance of those specific loans identified as having not met the underwriting criteria or otherwise breaching representations and warranties (i.e., the adverse loans), multiplied by a discount factor using the same assumptions used for the discount factor in the random sample approach. For transactions subject to the adverse sample approach, given Ambac’s limitations in developing a statistically valid random sample and its belief that the subrogation estimate under this approach is inherently conservative (for reasons discussed below), Ambac did not attempt to develop probability-weighted alternative cash flow scenarios as it believes such results would not be meaningful. The three primary differences between this adverse sample approach and the random sample approach, discussed in the previous paragraphs, are as follows:

(i)	There is no extrapolation to the CULPB and realized losses under the adverse sample approach. At March 31, 2011 the adverse sample approach is being used for 16 transactions that are with the same sponsor, who has limited our access to the underlying loan files and, therefore, a statistically valid random sample from the entire loan pool cannot be selected. This is in contrast to the transactions subject to the random sample approach where Ambac’s access to individual loan files has not been limited and the Company, therefore, has been able to develop a statistically valid representative sample.

(ii)

The adverse sample approach is based on the original principal balance rather than the principal balance at the time of default and liquidation or charge-off. Furthermore, it does not include other components of the sponsor’s contractual repurchase obligation where the sponsor is also obligated to repay accrued interest, servicer advances and/or trustee expenses. The adverse sample approach relies on individual loan level data where all of the components of the sponsor’s buyback obligation have not been specifically provided by the sponsor, or the sponsor’s buyback obligation is not easily estimable. For example, home equity lines of credit

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(HELOCs) are revolving loans whose principal balances may be higher or lower at the time of default and liquidation or charge-off than at the time of origination. However, given the limited information available to Ambac in estimating such principal balances at the time of liquidation or charge-off, the original principal balance was used in calculating subrogation recoveries. Another example is closed-end second lien RMBS where the interest due on a particular loan will be a function of the length of time of delinquency prior to liquidation or charge-off, and cannot be readily estimated. Incremental costs, including fees and servicer advances for such items as property taxes and maintenance, are likewise not readily estimatable.

(iii)	Unlike the random sample approach, for the adverse sample approach Ambac did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans selected represent only approximately 39% of the value of the impaired population of loans, only approximately 5% of the value of the original loans in the pool, and the breach rate in the sample was pervasive. In other words, because the adverse loans selected represent only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation.

Ambac has updated its estimated subrogation recoveries from $2,417.1 million ($2,391.3 million, net of reinsurance) at December 31, 2010 to $2,498.8 million ($2,472.1 million, net of reinsurance) at March 31, 2011. The balance of subrogation recoveries and the related claim liabilities at March 31, 2011 and December 31, 2010 are as follows:

($ in millions)	March 31, 2011
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	16	(2)	$1,750.5	$(776.1)	$974.4
Random samples	12	(3)	1,106.0	(1,722.7)	(616.7)

Totals	28		$2,856.5	$(2,498.8)	$357.7

($ in millions)	December 31, 2010
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	15	(2)	$1,644.5	$(719.4)	$925.1
Random samples	12	(3)	1,010.7	(1,697.7)	(687.0)

Totals	27		$2,655.2	$(2,417.1)	$238.1

(1)

The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,498.8 million of subrogation recoveries recorded at March 31, 2011, $1,513.6 million was included in “Subrogation recoverable” and $985.2 million was included in “Loss and loss expense reserves.”

(2)	Of these 16 transactions (15 for 2010), 11 contractually require the sponsor to repurchase loans at the unpaid principal balance and 6 (5 for 2010) contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

(3)	Of these 12 transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 9 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac estimates that it will take approximately three years from the initiation of litigation with the sponsor to ultimate resolution. Based on this estimate as a basis for projecting the future subrogation cash flows, Ambac assumes, on average, approximately three and a half years to collect recoveries, discounted at a risk-free rate of 2.70 and 2.39% at March 31, 2011 and December 31, 2010, respectively. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses.

We have performed the above-mentioned, detailed examinations on a variety of second-lien and first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of seven sponsors represent the 28 transactions which have been reviewed as of March 31, 2011. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the financial institutional parent, each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would not seek to disclaim financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. In fact, we have witnessed to date, certain successor financial institutions make significant payments to certain claimants to settle breaches of representations and warranties perpetrated by sponsors that have been acquired by such financial institutions, including the Assured Guaranty Ltd. settlement noted above. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review other RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below is the rollforward of RMBS subrogation for the period December 31, 2010 through March 31, 2011:

($ in millions)	Random sample	# of deals	Adverse Sample	# of deals
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at 12/31/10	$1,697.7	12	$719.4	15

Changes recognized in 2011:
Additional transactions reviewed	—	—	34.8	1
Additional adverse sample loans reviewed	—	n/a	—	n/a
Loans repurchased by the sponsor	(16.9)	n/a	(2.8)	n/a

Subtotal of changes recognized in current period	(16.9)	n/a	32.0	n/a

Changes from re-estimation of opening balance:
Change in pre-recovery loss reserves	41.9	n/a	24.7	n/a

Discounted RMBS subrogation (gross of reinsurance) at 03/31/11	$1,722.7	12	$776.1	16

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

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $865.0 and $1,733.2 million in 2012 and 2013, respectively (gross of discounting, reinsurance and credit risk valuation in the amount of $93.7 million, $26.7 million and $5.7 million, respectively). The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced and our stockholders’ deficit as of March 31, 2011 would increase from $2,093.9 million to $4,566.0 million.

Reasonably Possible Additional Losses:

RMBS:

It is possible that our loss estimate assumptions for the RMBS insurance policies discussed above could be materially under-estimated as a result of continued deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures and/or continued illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be lower than our current estimates if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents or (iv) an election to accept a lower settlement.

We have attempted to identify the reasonably possible losses using more stressful assumptions in each of our existing models, and blended the stress cases to be consistent with our approach to reserving. Different methodologies, assumptions and models could produce different base and reasonably possible outcomes and actual results may differ materially from all of these various modeled results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the case of second-lien exposures, we stressed both the regression and internal roll-rate models, and weighted each at 50% to determine the reasonably possible losses. Using this approach, the reasonably possible increase in loss reserves for second-lien credits for which we have an estimate of expected loss at March 31, 2011 could be approximately $536 million. The stress case for the regression model assumes a significantly harsher HPA projection which in turn drives higher defaults and severities. The reasonably possible scenario in our roll-rate model generally assumes that the voluntary constant prepayment rate decreases by 1 to 5 percentage points (depending on transaction performance), and the current-to-30 day roll assumption over a twelve month period increases by 0.25 to 1 percentage points (depending on transaction performance). In addition, the loss severities for second-lien products may be greater because of increased carrying costs and servicing advances that are not recovered and we frequently increased them in a range between 1 to 3 percentage points.

In the case of first-lien credits, we stressed both the regression and stochastic models and weighted each at 50% to determine the reasonably possible losses. Using this approach, the reasonably possible increase in loss reserves for first-lien credits for which we have an estimate of expected loss at March 31, 2011 could be approximately $510 million. The stress case for the regression model assumes a significantly harsher HPA projection which in turn drives higher defaults and severities. The reasonably possible scenario for first-lien mortgage credits in the stochastic model assumes that aggravated losses occur as a result of deterioration of macroeconomic factors and a reduced impact from government programs and servicer intervention.

Student Loans:

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities and variable rate debt obligations. Refer to Auction Rate Securities and Variable Rate Demand Obligations in Part 1, Item 1 of Ambac’s 2010 Form 10-K for further information on our exposures to such failed debt structures. Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk as with other types of unsecured credit. Recent default data has shown a significant deterioration in the performance of private student loans underlying our transactions. Additionally, due to the failure of the auction rate and variable rate markets, the interest rates on these securities increased significantly to punitive levels pursuant to the terms of the documents. Such increases have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. Although some issuers have been successful in refinancing some of their failed debt obligations, refinancing alternatives are limited, and refinancing options for private loans are severely impaired. Effective July 1, 2010, lenders are unable to originate guaranteed loans, due to the termination of the FFELP program. The resulting reduction in new revenues may adversely affect a number of issuers, whose ability to continue as administrator of the relevant transaction trusts may become at risk. For student loan credits for which we have an estimate of expected loss at March 31, 2011, the reasonably possible increase in loss reserves from the March 31, 2011 balance could be approximately $2,294 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability weighted expected loss at March 31, 2011.

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

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 81% of our assets and approximately 55% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for several years. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position owned by Ambac, may be significantly different from its recorded fair value. Refer to Note 11 to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for discussion related to the transfers in and/or out of Level 1, 2 and 3 fair value categories.

Investment in Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with ASC Topic 320, Investments—Debt and Equity Securities. ASC Topic 320 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments held in the investment portfolios of Ambac and its operating subsidiaries are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 11 to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

using either other quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Ambac’s investments in fixed income securities (excluding VIE investments) classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (“AOCI”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. Under GAAP, if management assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before the anticipated recovery of its amortized cost basis less any current period credit loss, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the impairment is separated into the amount related to the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. To determine whether a credit loss has occurred, management considers certain factors, including the length of time and extent to which the fair value of the security has been less than its amortized cost and downgrades of the security’s credit rating. If such factors indicate that a potential credit loss exists, then management will compare the present value of estimated cash flows from the security to the amortized cost basis to assess whether the entire amortized cost basis will be recovered. When it is determined that all or a portion of the amortized cost basis will not be recovered, a credit impairment charge is recorded in earnings in the amount of the difference between the present value of cash flows and the amortized cost at the balance sheet date, with the amortized cost basis of the impaired security written-down to the present value of cash flows. Ambac estimates expected future cash flows from residential mortgage backed securities, considering the likelihood of a wide dispersion of possible outcomes to develop cash flow scenarios. Estimated cash flows are discounted at the effective interest rate implicit in the security at the date of acquisition or upon last impairment. For floating rate securities, estimated cash flows are projected using the relevant index rate forward curve and the discount rate is adjusted for changes in that curve since the date of acquisition or last impairment. For fixed income securities, the Company accretes the new cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security using the effective interest rate of the security prior to impairment.

Ambac’s investment portfolio includes certain securities that are guaranteed by Ambac Assurance. As described further in Note 9 to the Unaudited Consolidated Financial Statements, future cash flows used to measure credit impairment of Ambac-wrapped bonds represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. However, it is uncertain whether the actual form and amount of claim payments ultimately approved by OCI and implemented will conform to that set forth in the Segregated Account Rehabilitation Plan. As a result, estimation of the fair value of future claim payments is highly subjective.

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. There is also significant judgment in determining whether Ambac intends to sell securities or will continue to have the ability to hold temporarily impaired securities until recovery. Future events could occur that were not reasonably foreseen at the time management rendered its judgment on the Company’s intent to retain such securities until recovery. Examples of such events include, but are not limited to, the deterioration in the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

issuer’s or guarantor’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

VIE Assets and Liabilities:

The assets and liabilities of VIEs consolidated under ASC Topic 810, Consolidation consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value with changes in fair value recognized in Financial Guarantee: Loss on variable interest entities of the Consolidated Statements of Operations. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above.

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models.

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

Derivatives:

Ambac’s operating subsidiaries’ exposure to derivative instruments is created through interest rate and currency swaps, US Treasury futures contracts and credit default swaps. These contracts are accounted for at fair value under ASC Topic 815, Derivatives and Hedging. Valuation models are used for the derivatives portfolios, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates (taxable and tax-exempt), credit spreads, default probabilities, recovery rates, comparable securities with observable pricing, and the credit rating of the referenced entities. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Refer to Note 11 to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

The fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio,” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which suffered significant credit downgrades. All remaining CDO of ABS transactions were settled in 2010. Within the remaining CDS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

portfolio as of March 31, 2011, transactions comprising approximately 87% of par outstanding have experienced some degree of credit rating downgrade since inception, including three structured finance transactions that are internally rated below investment grade. The relative change ratio on these transactions averaged 93.7% at March 31, 2011. The average rating for all other transactions that have been downgraded was AA- as of March 31, 2011 and, therefore, changes to the relative change ratio have not been significant.

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

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of quotes received; including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of March 31, 2011. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, (i.e. the relative change ratio, a key component of our valuation calculation). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach exhibits the same weakness as other modeling approaches, as it is unclear if we could execute at these values.

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

Financial Guarantee Exposures

The following table provides a breakdown of guaranteed net par outstanding by market sector at March 31, 2011 and December 31, 2010. Guaranteed net par outstanding includes the exposures of policies that insure VIEs consolidated in accordance with ASC Topic 810:

($ in billions)	March 31, 2011	December 31, 2010
Public Finance	$194.8	$199.4
Structured Finance	69.0	73.8
International Finance	46.7	45.7

Total net par outstanding	$310.5	$318.9

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at March 31, 2011 and December 31, 2010 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at March 31, 2011 and December 31, 2010. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio(1)

	March 31, 2011	December 31, 2010
AAA	1%	1%
AA	24	23
A	43	43
BBB	19	19
BIG	13	14

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Below Investment Grade Exposure

Bond Type	March 31, 2011	December 31, 2010
($ in millions)
Public Finance:
Transportation	$1,164	$1,175
Health care	104	259
General obligation	232	234
Tax-backed	521	531
Other	1,326	1,345

Total Public Finance	3,347	3,544

Structured Finance:
Mortgage-backed and home equity—first lien	12,390	12,836
Mortgage-backed and home equity—second lien	9,674	10,121
Auto Rentals	1,000	1,270
Student loans	10,314	11,044
Enhanced equipment trust certificates	429	430
Mortgage-backed and home equity—other	358	369
Other CDOs	85	100
Other	1,523	1,662

Total Structured Finance	35,773	37,832

International Finance:
Airports	1,585	1,505
Other	831	922

Total International Finance	2,416	2,427

Total	$41,536	$43,803

The decrease in mortgage-backed and home equity (first and second-liens) below investment grade exposures is primarily the result of principal pay-downs. The decrease in student loans is the result of commutations and the refinancing of certain student loan transactions.

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (includes both insurance and credit derivatives) of $5.3 billion at March 31, 2011. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 83% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. Moreover, as a consequence of the Segregated Account Rehabilitation Proceedings and under the terms of a settlement agreement with CDO counterparties in 2010, it is unclear whether such new policies could be issued. Accordingly, the $5.3 billion of commitments outstanding at March 31, 2011 do not necessarily reflect actual future amounts. Additionally, due to Ambac’s current financial strength ratings and investor concern with respect to our financial position, certain commitments are unlikely to be exercised.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESIDENTIAL MORTGAGE-BACKED SECURITIES EXPOSURE

RMBS portfolio exposures included in financial guarantee insurance portfolio

Ambac has exposure to the U.S. mortgage market through direct financial guarantees of RMBS. Ambac insures tranches issued in RMBS, including transactions that contain risks to first and second-liens. The following tables provide current gross par outstanding and gross claim liability by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Gross Par Outstanding(1) At March 31, 2011 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Alt-A(2)
1998-2001	$116.1	$694.6	$7.1
2002	54.7	632.3	71.6
2003	37.4	970.8	524.4
2004	1,340.7	520.9	845.4
2005	1,362.2	1,165.9	2,772.6
2006	3,435.2	844.5	2,128.0
2007	3,849.9	556.3	3,244.4

Total	$10,196.2	$5,385.3	$9,593.5

% of Total MBS Portfolio	35.6%	18.8%	33.5%

	Gross claim liability, before Subrogation Recoveries(1) At March 31, 2011 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Alt-A(2)
1998-2001	$1.4	$29.2	$0.0
2002	0.3	30.0	1.5
2003	0.8	6.4	21.6
2004	238.9	12.5	16.4
2005	403.1	225.5	756.5
2006	1,516.9	291.9	901.8
2007	502.0	152.8	1,070.4

Total	$2,663.4	$748.3	$2,768.2

	Gross Subrogation Recoveries(1) At March 31, 2011 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Alt-A(2)
1998-2001	$—	$—	$—
2002	—	—	—
2003	—	—	—
2004	(90.5)	—	—
2005	(171.5)	(85.0)	—
2006	(684.6)	(135.0)	—
2007	(920.0)	(123.0)	(289.2)

Total	$(1,866.6)	$(343.0)	$(289.2)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Percent of Related RMBS Transactions’(1) Gross Par At March 31, 2011
Internal Ambac Credit Rating(3)	Second Lien	Sub-prime	Alt-A(2)
AAA	0%	5%	1%
AA	<0.1%	4%	5%
A	2%	10%	7%
BBB(4)	2%	2%	1%
Below investment grade(4)	96%	79%	86%

(1)	Excludes prime, manufactured housing, pooled RMBS outside the U.S., and other mortgage exposures.
(2)	Alt-A includes mid-prime transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(3)	Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2011, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(4)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac’s below investment grade category includes transactions on which we are currently paying claims.

RMBS exposure in collateralized debt obligations

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of March 31, 2011 and December 31, 2010:

Business Mix by Net Par ($ in billions)	March 31, 2011		December 31, 2010
	Net Par	Percentage	Net Par	Percentage
High yield corporate (CLO)	$13.9	82%	$14.7	80%
Market value CDOs	1.1	6	1.5	8
CDO of ABS < 25% MBS	0.5	3	0.5	3
Other	1.5	9	1.5	9

Total	$17.0	100%	$18.2	100%

Ambac Ratings by Net Par(1) ($ in billions)	March 31, 2011		December 31, 2010
	Net Par	Percentage	Net Par	Percentage
AAA	$2.0	12%	$2.1	12%
AA	9.6	56	9.9	54
A	4.9	29	5.7	31
BBB	0.2	1	0.2	1
Below investment grade	0.3	2	0.3	2

Total	$17.0	100%	$18.2	100%

(1)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2011, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its

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

We follow the accounting prescribed by Financial Accounting Standards Board Accounting Standards Codification Topic 852, “Reorganizations” (“ASC Topic 852”). Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. Accordingly, the financial results in the prior periods or filed in future filings may not be comparable to 2011.

Ambac’s diluted loss was ($819.3) million or ($2.71) per share, and ($690.1) million, or ($2.39) per share, for the three months ended March 31, 2011 and 2010, respectively. The first quarter 2011 financial results compared to 2010 were primarily negatively impacted by (i) a higher provision for loss and loss expenses; (ii) lower net premiums earned; (iii) lower net investment income; (iv) reorganization items related to our Chapter 11 bankruptcy filing and (v) interest expense related to the issuance of surplus notes by Ambac Assurance, partially offset by (i) lower net unrealized losses in the change in the fair value of credit derivatives; (ii) lower net losses related to variable interest entity activities; (iii) higher derivative product revenue; (iv) higher Financial Guarantee other income, and no corporate interest expense as a result of our bankruptcy filing.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2011 and 2010 and its financial condition as of March 31, 2011 and December 31, 2010. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

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

other things, ASU 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a VIE. ASU 2009-17 identifies the primary beneficiary of a VIE as the enterprise that has both the following characteristics: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, a cumulative effect adjustment of $705.0 million was recorded as a net increase to total equity at January 1, 2010. Refer to Note 4 to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for further discussion of the cumulative effect of adopting the standard.

Commutations, Terminations and Settlements of Financial Guarantee and Credit Derivative Contracts.

In the first quarter of 2011, the Segregated Account of Ambac Assurance completed the commutation of two student loan transactions with cash payment of $11.0 million and the issuance of Segregated Account Surplus Notes with a par value of $3.0 million.

In 2010, Ambac Assurance entered into a settlement agreement with respect to certain CDO-related obligations. The settlement agreement commuted $17.9 billion of par exposure for a payment by Ambac Assurance of approximately $2,600 million plus $2,000 million of surplus notes. Ambac Assurance commuted another CDO of ABS transaction in an amount equal to its remaining par value of $90 million. In addition to these commutations, Ambac Assurance has also commuted for $96.5 million of cash, certain additional obligations, including certain non-CDO of ABS obligations with par of $1,407 million.

In connection with our principal business strategy, Ambac is engaged in additional commutation discussions with a number of counterparties.

Net Premiums Earned. Net premiums earned for the three months ended March 31, 2011 were $91.8 million, a decrease of $33.4 million, or 27%, from $125.2 million for the three months ended March 31, 2010. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Ambac had accelerated earnings of $(0.1) million during the first quarter of 2011 versus $12.1 million in the first quarter of 2010. The decrease in accelerated earnings was driven by a decrease in overall volume of calls within the public finance market and by negative accelerations on certain structured finance transactions which terminated during the period as the GAAP premiums receivable for these transactions were in excess of the related unearned premium reserve at termination, resulting in negative accelerated earned premiums. Normal net premiums earned excludes accelerated premiums. Normal net premiums earned for the three months ended March 31, 2011 has been negatively impacted by the runoff of the insured portfolio either via transaction terminations / refundings or scheduled maturities. As a result of the new consolidations standard and the resulting consolidation of VIEs, $11.0 million and $17.7 million of net premiums earned were not recognized for the three months ended March 31, 2011 and 2010, respectively, rather, the total income statement results of such VIEs were recorded in Financial Guarantee: Loss on variable interest entities. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended March 31,
($ in millions)	2011	2010
Public Finance	$42.4	$45.2
Structured Finance	29.7	40.6
International Finance	19.8	27.3

Total normal premiums earned	91.9	113.1
Accelerated earnings	(0.1)	12.1

Total net premiums earned	$91.8	$125.2

Net Investment Income. Net investment income for the three months ended March 31, 2011 was $71.7 million, a decrease of 39% from $117.6 million in the three months ended March 31, 2010. The decline in net investment income resulted from a decrease in the invested asset base, as well as lower average yields in the portfolio. The lower invested asset base in 2011 was driven by reductions in the portfolio to pay insurance losses and credit default swap commutations, partially offset by cash flow from the collection of financial guarantee premiums and coupon receipts on invested assets. The lower yield on the portfolio for the three months ended March 31, 2011 compared to 2010 resulted from the allocation of financial guarantee policies on Ambac-wrapped securities to Segregated Account in March 2010. As a result of the allocation of such policies to the Segregated Account, net investment income was reduced since Ambac claims payments were deferred subsequent to being allocated to the Segregated Account. The impact of lower 2011 income on Ambac-wrapped securities was partially offset by the positive impact of investment re-allocation on the portfolio’s pre-tax yield. Compared to first quarter 2010, the first quarter of 2011 portfolio mix has shifted from tax-exempt municipals toward taxable securities, primarily corporate bonds and taxable municipals. The portfolio also held a lower percentage of short-term investments in the first quarter 2011 than in the comparable quarter of 2010. At March 31, 2011 the portfolio included $745.5 million of short-term investments in anticipation of recommencing claim payments, including payment of 25% of back claims in cash. This compares to short-term holdings at March 31, 2010 of $2,439.6 million to provide liquidity for the CDO of ABS bank settlement which closed in June 2010.

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses were $1.7 million and $31.3 million for the three months ended March 31, 2011 and 2010, respectively. Other-than-temporary impairments for the three months ended March 31, 2011 resulted from adverse changes to projected cash flows on Ambac-wrapped securities. As further described in Note 1 to the Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this Form 10-Q, on March 24, 2010, the OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. Claim payments under Segregated Account policies have remained suspended throughout the first quarter 2011. Accordingly, estimated cash flows on such securities have been adversely impacted. Other-than-temporary impairments for the three months ended March 31, 2010 reflect charges to write-down structured finance securities to fair value as a result of management’s intent to sell securities to meet liquidity needs as well as credit losses on securities guaranteed by Ambac Assurance arising from the impact of the Segregated Account Rehabilitation Plan on projected cash flows from those securities. As of March 31, 2011, management has not asserted an intent to sell any securities from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment Gains. The following table provides a breakdown of net realized gains for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
($ in millions)	2011	2010
Net gains on securities sold or called	$0.3	$54.1
Foreign exchange (losses) gains	(0.3)	1.0

Total net realized gains (losses)	$—	$55.1

Change in fair value of credit derivatives. The net change in fair value of credit derivatives was ($8.9) million and ($167.1) million for the three months ended March 31, 2011 and 2010, respectively.

The net loss on change in fair value of credit derivatives for the three months ended March 31, 2011 resulted from a reduction of the Ambac credit valuation adjustment (“CVA”) to reflect Ambac’s own credit risk in the fair value of credit derivatives (see Note 11 to the Unaudited Consolidated Financial Statements for a description of the methodology used to determine the CVA amount), partially offset by improvement in reference obligation prices, gains associated with runoff of the portfolio and CDS fees earned during the quarter. The Ambac CVA had remained stable from June 30, 2010 through December 31, 2010. The CVA was lowered as of March 31, 2011 to reflect indications observed of increases in the market value of Ambac Assurance’s direct and guarantee obligations during the first quarter of 2011. The net loss for the three months ended March 31, 2010 included losses of $416 million from the change in fair value on transactions included in the 2010 CDO of ABS commutation, and mark-to-market losses attributable to the impact of a lower Ambac CVA on contracts remaining in the portfolio at March 31, 2010, partially offset by gains from increases in reference obligation pricing in asset classes other than CDO of ABS.

Realized gains and other settlements on credit derivative contracts were $5.3 million and $9.9 million for the three months March 31, 2011 and 2010, respectively. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements paid and payable where a formal notification of shortfall has occurred. Losses and settlements included in net realized gains for the three months ended March 31, 2011 and 2010 were $0.6 million and $0.3 million, respectively.

Unrealized gains (losses) on credit derivative contracts were ($14.2) million and ($177.1) million in the three months ended March 31, 2011 and 2010, respectively. The net unrealized gains (losses) in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above, adjusted for the reclassification of losses (recoveries) from unrealized to realized losses of $0 and ($0.3) million for the three months ended March 31, 2011 and 2010, respectively

Other Income. Other income for the three months ended March 31, 2011 and 2010 was $28.3 million and $(55.9) million, respectively. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees, certain changes in the fair value of call options on Ambac Assurance’s surplus notes and reinsurance settlement gains (losses). Other income for the three months ended March 31, 2011 and March 2010 includes the impact of the movement in the British Pound and Euro to US Dollar exchange rate upon premium receivables, resulting in a gain and loss of approximately $3.0 million and $54.7 million, respectively. Financial guarantee other income in the first quarter of 2011 includes a mark-to-market gain of $16.7 million related to Ambac’s option to call up to $500 million par of bank surplus notes at 20% of the par value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loss on variable interest entities. Loss on variable interest entities for the three months ended March 31, 2011 and 2010 was $6.1 million and $492.7 million, respectively. Included within loss on variable interest entities are income statement amounts relating to VIEs consolidated under the applicable consolidation accounting standards, including gains or losses attributable to consolidating or deconsolidating VIEs subsequent to the adoption of new consolidation accounting requirements on January 1, 2010. The loss for the three months ended March 31, 2011 primarily reflects the loss upon deconsolidation of a transaction. The deconsolidation loss reflects the difference between the carrying value of the VIE’s net assets in consolidation (at fair value) and that of the related insurance policy net assets following deconsolidation.

Results for the first three months of 2010 were affected by the deconsolidation of many VIEs in March 2010. With the implementation of the new consolidation standard (ASU 2009-17), Ambac consolidated significantly more VIEs beginning January 1, 2010 (89 VIEs). Further, as a result of the Rehabilitation of the Segregated Account of Ambac Assurance, effective March 24, 2010 Ambac no longer had the unilateral power to direct the activities of certain previously consolidated VIEs that most significantly impact the VIEs economic performance. Accordingly, Ambac deconsolidated 49 VIEs, mostly RMBS transactions on March 24, 2010. The net loss related to these deconsolidated VIEs for the three months ended March 31, 2010 was $495.1 million. The loss upon deconsolidation primarily arises from re-establishment of the carrying value of insurance loss reserves and other insurance accounts which have an aggregate net liability balance at March 31, 2010 greater than the aggregate net liabilities of the VIEs which were carried at fair value. Refer to Note 4 of the Unaudited Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for further information on the accounting for VIEs.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE as of the reporting date. Loss and loss expenses for the three months ended March 31, 2011 and 2010 were $919.6 million and $89.2 million, respectively. Losses for the three months ended March 31, 2011 were driven by higher estimated losses in the first-lien RMBS portfolio, offset by a reduction in estimated losses for the second lien RMBS portfolio, as well as higher expected losses for certain structured insurance, student loan, and transportation credits.

Prior to January 1, 2011, we utilized an internal roll-rate model to project losses for our second- lien transactions and a “stochastic model” to project losses for our first-lien transactions. Effective January 1, 2011, we are also using a recently licensed regression model to develop additional estimates of projected losses for both our second and first-lien transactions. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 6 of the Unaudited Consolidated Financial Statements, located in Part 1, Item 1 of this Form 10-Q for further information on loss reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the changes in the total net loss reserves for the three months ended March 31, 2011 and the year ended December 31, 2010:

($ in millions)	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Beginning balance of loss reserves, net of Subrogation recoverable and reinsurance	$4,424.5	$3,777.3

Impact of adopting ASU 20009-17	—	(503.8)

Beginning balance of net loss reserves	$4,424.5	$3,273.5
Provision for losses and loss expenses	919.6	719.4
Losses paid (recovered)	(23.0)	(368.1)
Recoveries of losses paid from reinsurers	6.2	14.6
Other recoveries, net of reinsurance	23.7	107.9
Other adjustments (including foreign exchange)	7.9	0.5
Deconsolidation of certain VIEs(1)	—	676.7

Ending balance of net loss reserves	$5,358.9	$4,424.5

(1)	Relates to VIEs where Ambac no longer has the unilateral power to direct the activities of the VIEs and, accordingly, Ambac deconsolidated the affected VIEs. Included here are VIEs that have insurance policies that were allocated to the Segregated Account.

The losses and loss expense reserves as of March 31, 2011 and December 31, 2010 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,472.1 million and $2,391.3 million, respectively. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 6 of the Unaudited Consolidated Financial Statements in Part 1, Item 1 for further background information on the change in estimated recoveries.

The following tables provide details of net claims presented, net of recoveries received for the three months ended March 31, 2011 and 2010:

($ in millions)	Three Months Ended March 31, 2011(1)	Three Months Ended March 31, 2010
Net losses presented / (recovered):
Public Finance	$5.3	$3.5
Structured Finance	345.1	310.5
International Finance	—	24.4

Total	$350.4	$338.4

As a result of the claim moratorium on the Segregated Account of Ambac Assurance by the Rehabilitator on March 24, 2010, $357.3 million and $130.1 million of claims were presented and not paid in the three months ended March 31, 2011 and 2010, respectively.

(1)	Includes cash commutation payments of $11 million plus $0.7 million of fair value of surplus notes issued by the Segregated Account of Ambac Assurance.

At March 31, 2011, expected future claims to be presented (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $2,587.8 million. Included therein are amounts of $1,119.3 million, ($99.6) million, ($1,130.6) million, $317.9 million and $240.6 million for 2011, 2012, 2013, 2014, and 2015, respectively. These amounts are net of the previously mentioned representation and warranty breach recoveries totaling $2,592.3 million ($864.5 million and $1,727.8 million in 2012 and 2013, respectively).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Underwriting and Operating Expenses. Underwriting and operating expenses for the three months ended March 31, 2011 and 2010 were $42.4 million and $50.5 million, respectively, a decrease of 16%. The decrease in underwriting and operating expenses was primarily due to lower compensation costs, lower consulting and legal costs, partially offset by higher premium tax expenses. Underwriting and operating expenses consist of gross underwriting and operating expenses, plus the amortization of previously deferred expenses and net reinsurance commissions received.

Interest Expense. Interest of $28.1 million and $0 for the three months ended March 31, 2011 and 2010, respectively, relates to accrued interest on surplus notes issued by Ambac Assurance and the Segregated Account of Ambac Assurance.

Financial Services:

Through its Financial Services subsidiaries, Ambac historically provided financial and investment products including investment agreements, funding conduits and derivative products. Since 2008, all Financial Services portfolios have been in runoff. The portfolios of the Financial Services segment during 2010 and the first quarter of 2011 included interest rate and currency swaps and investment agreements, including the associated invested asset portfolio. While the derivative products business generally seeks to remain neutral to interest rate and currency fluctuations, the portfolio could experience gains or losses related to certain aspects of portfolio positioning. The derivative products portfolio has been positioned to benefit from rising interest rates in order to mitigate exposure to floating rate obligations in the Financial Guarantee segment.

Revenues. The following table provides a breakdown of Financial Services revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
($ in millions)	2011	2010
Investment income	$4.7	$9.2
Derivative products	21.0	(58.2)
Net realized investment (losses) gains	2.5	1.4
Net mark-to-market gains (losses) on non-trading derivative contracts	—	(2.7)

Total Financial Services revenue	$28.2	$(50.3)

Investment Income. The decrease in investment income for the three months ended March 31, 2011 was driven primarily by a smaller portfolio of investments in the investment agreement business. The portfolio decreased significantly, primarily as a result of sales of securities to fund repayment of investment agreements as Ambac’s investment agreement obligations were reduced from $1.2 billion at March 31, 2010 to $0.7 billion at March 31, 2011.

Derivative Products. The income in derivative product revenues for the three months ended March 31, 2011 compared to the loss for the three months ended March 31, 2010 resulted primarily from mark-to-market gains and losses caused by changes in long-term interest rates during the respective periods. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. This additional interest rate sensitivity contributed gains of $23.5 million for the three months ended March 31, 2011 compared to losses of $8.2 million for the three months ended March 31, 2010. The loss in Derivative product revenues for the three months ended March 31, 2010 also included losses of $40.7 million related to swap terminations. Termination fees generally reflect the counterparties’ cost to replace Ambac on their swaps. These fees

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

are realized upon the swap counterparties’ exercise of termination rights allowed by Ambac Assurance’s rating downgrades or upon negotiated settlements. The fair value of derivatives remaining in the portfolio include a provision for the estimated value of these termination rights. Many derivative counterparties retain the right to terminate contracts. The value of future terminations cannot be determined with certainty until such terminations occur. Accordingly, further termination losses may occur in the future.

Net Realized Investment Gains. The following table details amounts included in net realized investment gains for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Dollars in Millions)	2011	2010
Net gains on securities sold or called	$2.5	$1.4

Total net realized investment gains	$2.5	$1.4

Expenses. Expenses for the three months ended March 31, 2011 and 2010 were $4.8 million and $9.1 million, respectively, down 47%. These declines stemmed primarily from reductions in interest expenses on outstanding investment agreements as the portfolio declined to $0.7 billion from $1.2 billion at March 31, 2011 and 2010, respectively.

Corporate and Other:

Other Income. Other income for the three months ended March 31, 2011 and 2010 was $0.1 million and $0.3 million, respectively. Included with other income are (i) investment income from corporate investments, and (ii) RangeMark Financial Services, Inc. (“RangeMark”) investment advisory, consulting and research services (prior to the sale in July 2010).

Interest Expense. Interest expense for the three months ended March 31, 2011 and 2010 was $0 and $30.2 million, respectively. Interest was no longer accrued after Ambac filed for bankruptcy on November 8, 2010. If Ambac had continued to accrue interest on its debt obligations, contractual interest expense would have been $28.6 million for the three month ended March 31, 2011, and for the three months ended March 31, 2010.

Corporate Expense. Corporate expense for the three months ended March 31, 2011 and 2010 was $0.5 million and $11.9 million, respectively. The decrease is due to (i) Rangemark expenses of $6.7 million in the first quarter of 2010, compared to none in 2011, and (ii) lower legal and consulting costs relating to Ambac. In 2011, such professional fees are reflected in reorganization items.

Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. Reorganization items reported in 2011 include professional advisory fees (approximately $10 million) and other bankruptcy-related costs. On March 1, 2011, Ambac, Ambac Assurance, the Segregated Account of Ambac Assurance and One State Street, LLC (“OSS”) entered into a settlement agreement to terminate the Company’s office lease with OSS and agree to settle all claims among the parties. The Settlement Agreement provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for the amount that the Company would owe OSS under the U. S. Bankruptcy Code upon rejection of the existing lease, which is currently estimated at $14.3 million. The Ambac Payment will be made by the Company in the same form as payment is made to the Company’s other creditors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes. The income tax expense of $2.4 million for the three months ended March 31, 2011 relates predominantly to pre-tax profits in Ambac UK’s Italian branch, which can not be offset by losses in other jurisdictions.

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

Ambac Assurance reported statutory capital and surplus of $822.2 million and $1,026.9 million as of March 31, 2011 and December 31, 2010, respectively. Ambac Assurance, combined with Everspan, reported contingency reserves of $536.6 million and $512.6 million as of March 31, 2011 and December 31, 2010, respectively. Ambac Assurance reported a statutory net loss of $169.1 million for the three-months ended March 31, 2011. The primary drivers of the statutory net loss were statutory loss and loss expenses related primarily to Ambac Assurance’s RMBS financial guarantee portfolio for both initial defaults and continued deterioration in previously defaulted credits.

Statutory surplus is sensitive to: (i) further credit deterioration on the defaulted credits in the insured portfolio, (ii) deterioration in CDS exposures that give rise to further impairments, (iii) first time payment defaults of insured obligations, which increases statutory loss reserves, (iv) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (v) reinsurance contract terminations at amounts that differ from net assets recorded, (vi) reductions in the fair value of previously impaired investments or additional downgrades of the ratings on investment securities to below investment grade by the independent rating agencies, (vii) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (viii) issuance of surplus notes, (ix) intercompany loan impairments could change based on changes to interest rates and/or early terminations of investment agreements at amounts that differ from the amount of liabilities recorded, and (x) defaults by reinsurers.

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

•

Wholly owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to an admissibility test. When Ambac Assurance’s share of the subsidiaries’ losses exceeds the related carrying amounts of the wholly owned subsidiary, Ambac Assurance discontinues applying the equity method and the investment is reduced to zero. For those subsidiaries that have insufficient claims paying resources and its obligations are guaranteed by Ambac Assurance, Ambac Assurance records an estimated impairment for probable losses which are in excess of the subsidiaries’ claims paying resources. Such impairments were recorded for our credit derivative subsidiary for periods prior to June 2010. Under U.S. GAAP, credit derivatives are recorded at fair value, which is impacted by market valuations of the exposures and includes the effect of Ambac Assurance’s own credit in the measurement. This mark-to-market valuation often differs significantly from the statutory measure of impairment discussed above.

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

•

As a result of prescribed practices by OCI, surplus notes are included in Surplus at an amount equal to par regardless of the amounts received in consideration for issuance of the notes. Under U.S. GAAP, surplus notes are included in long-term debt obligations recorded at their estimated fair value and accrete up to face value via the effective interest method. The OCI has extended the preceding prescribed practice related to surplus notes to the evaluation of other-than-temporary impairments for Ambac Assurance guaranteed securities held in the investment portfolio. Under both U.S. GAAP and the NAIC SAP, the present value of cash flows expected to be collected will be equal the sum of the present value of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. The Wisconsin Insurance Commissioner has directed Ambac Assurance to utilize par value rather than fair value of these surplus notes in this computation.

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

Ambac’s liquidity and solvency is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends; (ii) cash on hand; (iii) the level of costs associated with the reorganization; and (iv) the value of Ambac Assurance. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Ambac’s principal uses of liquidity during 2011 are for primarily the payment of fees to bankruptcy professionals, which approximated $5.5 million during the first quarter of 2011, and operating expenses. Operating expenses, which include legal and other professional fees, director fees, and compensation costs, etc., equaled $0.5 million for the first quarter of 2011. Ambac’s liquidity requirements are being funded by cash on hand and any contingencies (e.g., an unfavorable outcome in the outstanding class action lawsuits) could cause material additional liquidity strains.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on receipt of installment premiums on existing financial guarantees, principal and interest cash flows from investments, and the amount of required loss and commutation payments on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, repayment of affiliate loans, claim recoveries from reinsurers and RMBS subrogation recoveries. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss and commutation payments on both insurance and credit derivative contracts, reinsurance premiums, surplus notes interest payments, and additional loans to affiliates. As a result of the Segregated Account Rehabilitation Plan, claim payments on policies allocated to the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segregated Account will not be paid until the Segregated Account Rehabilitation Plan is declared effective.

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $864.5 million and $1,727.8 million in 2012 and 2013, respectively. The amount of these subrogation recoveries is significant and if we’re unable to recover any amounts our future available liquidity to pay claims would be reduced.

A subsidiary of Ambac Assurance provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance is required to repay all amounts drawn under the liquidity facility. At March 31, 2011 and December 31, 2010 $8.8 million was drawn on this liquidity facility, respectively. At March 31, 2011 the undrawn balance of the liquidity facility was $351.2 million.

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

Ambac Assurance’s aggregate financial enhancement exposure related to leveraged lease transactions that contain Ambac Assurance rating downgrade triggering events at March 31, 2011 was $524 million. Ambac Assurance’s exposure to these termination or swap settlement payments, net of defeasance collateral, was $384 million at March 31, 2011.

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

Ambac Assurance’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac Assurance rating downgrade triggering events at March 31, 2011 was $842 million. Ambac Assurance’s financial guarantee exposure to these termination payments, net of defeasance collateral was $702 million, at March 31, 2011.

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

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreements and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of March 31, 2011, $487.0 million of contingent withdrawal investment agreements issued to CDOs remained outstanding, of which $7.0 million were related to CDOs with primarily RMBS underlying collateral. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Credit Ratings and Collateral. The significant rating downgrades of Ambac Assurance by Moody’s and S&P resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. Most investment agreements contain multiple possible remedies, including collateral posting; a termination of the investment agreement contract, both of which demand significant liquidity; or the designation of a replacement guarantor. In most cases Ambac had the option to select the remedy and, therefore, could either post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $746.0 million in connection with its outstanding investment agreements, including accrued interest, at March 31, 2011.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

most of the related interest rate and currency risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post collateral in excess of the amounts needed to cover unrealized losses, often referred to as an independent amount. Additionally, AFS hedges part of its interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, it would generally result in a return of collateral to AFS in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $111.1 million, including independent amounts, under these contracts at March 31, 2011.

Ambac Credit Products entered into credit derivative contracts. Ambac Credit Products is not required to post collateral under any of its contracts.

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

Balance Sheet. In 2011, total assets decreased from $29.0 billion to $27.4 billion, driven by the deconsolidation of variable interest entities, partially offset by (i) installment premium receipts on insurance and credit derivative transactions; and (ii) coupon payments on investment securities. As of March 31, 2011, stockholders’ deficit was $2.16 billion, as compared to $1.35 billion deficit at December 31, 2010. This change was primarily caused by the net loss for the period, partially offset by improvements in fair value of investment securities during the period.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments, excluding VIE fixed income securities, at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$2,185.7	$2,226.9	$2,161.6	$2,204.1
Corporate obligations	943.2	973.3	897.7	917.9
Foreign obligations	93.1	97.4	113.1	118.4
U.S. government obligations	119.2	121.9	153.6	156.9
U.S. agency obligations	81.7	87.6	81.7	88.3
Residential mortgage-backed securities	1,236.4	1,563.1	1,239.1	1,498.7
Collateralized debt obligations	38.2	30.6	41.0	32.3
Other asset-backed securities	998.0	982.7	1,019.9	1,004.3
Short-term	792.4	792.4	708.8	708.8
Other	0.1	0.1	0.1	0.1

	6,488.0	6,876.0	6,416.6	6,729.8

Fixed income securities pledged as collateral:
U.S. government obligations	97.1	98.8	113.2	115.4
Residential mortgage-backed securities	7.8	8.3	7.7	8.1

	104.9	107.1	120.9	123.5

Total	$6,592.9	$6,983.1	$6,537.5	$6,853.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities, excluding VIE mortgage and asset-backed securities, at March 31, 2011 and December 31, 2010 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2011:
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$511.3	274.4	$—	$785.7
RMBS – Second Lien	354.9	—	—	354.9
U.S. Government Sponsored Enterprise Mortgages	112.5	175.6	—	288.1
RMBS – First Lien – Sub Prime	105.6	—	—	105.6
Government National Mortgage Association	3.6	27.8	—	31.4
RMBS – First Lien – Prime	5.7	—	—	5.7

Total residential mortgage-backed securities	1,093.6	477.8	—	1,571.4

Other asset-backed securities
Military Housing	363.9	—	—	363.9
Credit Cards	—	207.7	—	207.7
Structured Insurance	130.5	—	—	130.5
Auto	—	98.2	—	98.2
Student Loans	18.9	28.0	—	46.9
Other	115.1	20.4	—	135.5

Total other asset-backed securities	628.4	354.3	—	982.7

Total	$1,722.0	$832.1	$—	$2,554.1

December 31, 2010
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$502.9	$254.8	$—	$757.7
U.S. Government Sponsored Enterprise Mortgages	121.0	293.2	—	414.2
RMBS – Second Lien	219.1	—	—	219.1
RMBS – First Lien – Sub Prime	99.6	—	—	99.6
Government National Mortgage Association	3.8	6.5	—	10.3
RMBS – First Lien – Prime	5.9	—	—	5.9

Total residential mortgage-backed securities	952.3	554.5	—	1,506.8

Other asset-backed securities
Military Housing	368.6	—	—	368.6
Credit Cards	—	256.1	—	256.1
Structured Insurance	133.6	—	—	133.6
Auto	—	110.8	—	110.8
Student Loans	16.3	33.0	—	49.3
Other	85.9	—	—	85.9

Total other asset-backed securities	604.4	399.9	—	1,004.3

Total	$1,556.7	$954.4	$—	$2,511.1

The weighted average rating of the mortgage and asset-backed securities is BBB- and BBB, as of March 31, 2011 and December 31, 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the fair value of non-agency residential mortgage-backed securities, excluding VIE non-agency residential mortgage-backed securities, by vintage and type at March 31, 2011 and December 31, 2010:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
March 31, 2011
2003 and prior	$—	$0.9	$—	$3.1	$4.0
2004	26.5	6.7	—	1.6	34.8
2005	205.3	57.1	5.7	4.2	272.3
2006	226.4	230.1	—	82.3	538.8
2007	327.5	60.1	—	14.4	402.0

Total	$785.7	$354.9	$5.7	$105.6	$1,251.9

December 31, 2010
2003 and prior	$—	$1.0	$—	$3.2	$4.2
2004	27.3	3.9	—	1.6	32.8
2005	209.1	50.9	5.9	3.5	269.4
2006	214.8	110.2	—	77.2	402.2
2007	306.5	53.1	—	14.1	373.7

Total	$757.7	$219.1	$5.9	$99.6	$1,082.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, for all securities in an unrealized loss position as of March 31, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	March 31, 2011		December 31, 2010
($ in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$296.2	$7.5	$281.8	$7.6
7 – 12 months	—	—	—	—
Greater than 12 months	35.9	2.4	33.9	4.0

	332.1	9.9	315.7	11.6

Corporate obligations in continuous unrealized loss for:
0 – 6 months	65.5	1.4	51.8	1.7
7 – 12 months	—	—	—	—
Greater than 12 months	201.0	13.6	212.4	22.1

	266.5	15.0	264.2	23.8

U.S. treasury obligations in continuous unrealized loss for:
0 – 6 months	5.0	0.1	5.0	—
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	5.0	0.1	5.0	—

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	1.2	—	—	—
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	1.2	—	—	—

Residential mortgage-backed securities in continuous unrealized loss for:
0 – 6 months	121.1	5.0	22.2	0.5
7 – 12 months	—	—	—	—
Greater than 12 months	121.1	38.0	127.8	40.2

	242.2	43.0	150.0	40.7

Collateralized debt obligation securities in continuous unrealized loss for:
0 – 6 months	—	—	—	—
7 – 12 months	—	—	—	—
Greater than 12 months	30.0	7.6	30.4	9.1

	30.0	7.6	30.4	9.1

Other asset-backed securities in continuous unrealized loss for:
0 – 6 months	145.7	2.5	97.3	1.5
7 – 12 months	3.4	—	4.7	—
Greater than 12 months	306.0	34.7	440.7	42.4

	455.1	37.2	542.7	43.9

Totals	$1,332.1	$112.8	$1,308.0	$129.1

Management has determined that the unrealized losses in fixed income securities at March 31, 2011 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities and a general increase in risk and liquidity premiums demanded by fixed income investors. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no unexpected principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $1,332.1 million that were in a gross unrealized loss position at March 31, 2011, below investment grade securities and non-rated securities had a fair value of $207.6 million and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

unrealized loss of $34.5 million, which represented 15.6% of the total fair value, and 30.6% of the unrealized loss as shown in the table above. Of the $1,308.0 million that were in a gross unrealized loss position at December 31, 2010, below investment grade securities and non-rated securities had a fair value of $110.1 million and an unrealized loss of $31.5 million, which represented 8.4% of the total fair value and 24.4% of the unrealized loss as shown in the above table.

During the three months ended March 31, 2011 and 2010, there were other-than-temporary impairment write-downs of $1.7 million and $31.3 million, respectively, in the Financial Guarantee investment portfolios. Other-than-temporary impairment charges to earnings in the three months ended March 31, 2011 were due to credit losses on securities guaranteed by Ambac Assurance and other asset-backed securities believed to be credit impaired. As a result of the rehabilitation of the Segregated Account, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Additionally, other-than-temporary impairments for the three months ended March 31, 2010 included charges of $13.3 to write-down the amortized cost basis of tax-exempt municipal bonds and student loan securities to fair value at their respective impairment dates as a result of management’s intent to sell securities in connection with plans to reposition the investment portfolio and meet general liquidity needs. As of March 31, 2011, management has not asserted an intent to sell any securities from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in other-than-temporary impairment charges.

The following table provides the ratings distribution of the fixed income investment portfolio, excluding VIE fixed-income investments, at March 31, 2011 and December 31, 2010:

Rating (1)	Financial Guarantee	Financial Services	Combined
March 31, 2011:
AAA	30%	60%	34%
AA	31	16	29
A	17	<1	14
BBB	9	5	9
Below investment grade	13	19	14
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2010:
AAA	30%	65%	36%
AA	32	14	29
A	16	2	13
BBB	10	2	9
Below investment grade	12	17	13
Not Rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities, excluding VIE guaranteed securities, at March 31, 2011 and December 31, 2010:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating(1)
March 31, 2011
Financial Guarantee
National Public Finance Guarantee Corporation	$811.9	$79.5	$—	$891.4	AA-
Ambac Assurance Corporation	57.3	4.5	975.1	1,036.9	B+
Assured Guaranty Municipal Corporation	416.6	97.8	25.6	540.0	A+
Financial Guarantee Insurance Corporation	16.4	—	10.9	27.3	BBB
MBIA Insurance Corporation	—	20.0	5.3	25.3	BBB-
Assured Guaranty Corporation	—	—	15.0	15.0	D

Total	$1,302.2	$201.8	$1,031.9	$2,535.9	BBB

Financial Services
Assured Guaranty Municipal Corporation	$—	$61.8	$—	$61.8	BBB
Assured Guaranty Corporation	—	—	29.5	29.5	BB

Total	$—	$61.8	$29.5	$91.3	BBB-

Corporate
Assured Guaranty Municipal Corporation	$22.5	$—	$—	22.5	AA-

Total	$22.5	$—	$—	$22.5	AA-

December 31, 2010
Financial Guarantee
National Public Finance Guarantee Corporation	$815.8	$80.9	$—	$896.7	AA-
Ambac Assurance Corporation	55.8	4.6	840.2	900.6	BB
Assured Guaranty Municipal Corporation	399.4	93.2	25.8	518.4	A+
Financial Guarantee Insurance Corporation	16.4	—	11.8	28.2	BBB+
MBIA Insurance Corporation	—	19.6	5.6	25.2	BBB-
Assured Guaranty Corporation	—	—	16.4	16.4	D

Total	$1,287.4	$198.3	$899.8	$2,385.5	BBB+

Financial Services
Assured Guaranty Municipal Corporation	$—	$57.9	$—	$57.9	BBB
Assured Guaranty Corporation	—	—	28.7	28.7	BB

Total	$—	$57.9	$28.7	$86.6	BBB-

Corporate
Assured Guaranty Municipal Corporation	$22.5	$—	$—	$22.5	AA-

Total	$22.5	$—	$—	$22.5	AA-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody’s. If unavailable, Ambac’s internal rating is used.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows. Net cash provided by operating activities was $82.8 million and $427.1 million during the three months ended March 31, 2011 and 2010, respectively. Operating cash flows decreased in the first quarter 2011 primarily due to the federal tax refund of $443.9 million received in the first quarter of 2010, partially offset by lower loss payments in 2011 as a result of the claims moratorium imposed on the Segregated Account by OCI Future net cash provided by operating activities will be impacted by the level of premium collections, surplus note interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of presented but unpaid claims as a result of the claim moratorium), including payments under credit default swap contracts.

Net cash used in financing activities was ($92.1) million and ($30.8) million during the three months ended March 31, 2011 and 2010, respectively. Financing activities for the three months ended March 31, 2011 and 2010 included repayments of investment and payment agreements of $89.7 million and $31.1 million, respectively

Net cash provided by (used in) investing activities was $7.4 million and ($393.6) million during the three months ended March 31, 2011 and 2010, respectively. These investing activities were primarily from sales and maturities of fixed income securities to meet operating cash flow needs, partially offset by purchases of investments.

Special Purpose and Variable Interest Entities. Please refer to Note 4, “Special Purpose Entities, including Variable Interest” to the Unaudited Consolidated Financial Statements in Part 1, Item 1 on this Form 10-Q for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management. Ambac’s principal business strategy going forward is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, commutations of policies and repurchases of surplus notes issued in respect of claims) and maximizing the return on its investment portfolio. The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategy. As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, Ambac’s risk management practices are qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices. By virtue of a management services contract executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Risk Management group is responsible for all surveillance, remediation and mitigation services provided to the Segregated Account under the supervision of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). Please refer to Risk Management located in Part I, Item 1: Business of this Form 10-K for further discussion of our Risk Management Group.

Credit Risk. Ambac is exposed to credit risk in various capacities including as an issuer of financial guarantees, including credit default swaps, as counterparty to reinsurers and derivative and other financial contracts and as a holder of investment securities.

Financial Guarantees—Risk Management’s focus is on surveillance, remediation, loss mitigation and risk reduction. Surveillance analysts review, on a regular and ad hoc basis, credits in the financial guarantee book of business. Risk-adjusted surveillance strategies have been developed for each bond type. The monitoring activities are designed to detect deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely impact the portfolio. Active surveillance enables Portfolio Risk Management to track single credit migration and industry credit trends. In some cases, Portfolio Risk Management will engage workout experts, attorneys and other consultants with appropriate expertise in the targeted loss mitigation to assist management in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.

Investment Securities—Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration, asset type limits and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes procedures on residential mortgage backed securities consistent with these utilized to assign the risk of our insured RMBS exposures.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, and (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures. Ambac Assurance held letters of credit and collateral amounting to approximately $314 million from its reinsurers at March 31, 2011. The largest reinsurer accounted for 6.5% of gross par outstanding at March 31, 2011.

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

Ambac Financial Services (“AFS”) manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and some excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “Macro Hedge”). Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1 basis point in relation to taxable interest rates, Ambac would experience a mark-to-market gain or loss of $0.2 million and $0.2 million at March 31, 2011 and December 31, 2010, respectively. For a 1 basis point parallel shift in USD Libor interest rates versus the US Treasury rate Ambac would experience a mark-to-market gain or loss of $0.01 million and $0.01 million at March 31, 2011 and December 31, 2010, respectively. Each of the amounts above is presenting sensitivity (gain or loss) under the assumption that everything else remains unchanged. Actual changes in tax-exempt interest rates, and US Libor vs. US Treasury, as well as changes in Libor curves for different currencies themselves are correlated. This correlation is taken into account when we produce VaR numbers based on historical changes of all interest rate risk components as discussed below. The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the Macro Hedge position would produce mark-to-market gains or losses of approximately $2 million for a 1 basis point parallel shift in USD Libor rates up or down at March 31, 2011.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the three months ended March 31, 2011 and the year ended December 31, 2010, Ambac’s VaR, for its core interest rate swap portfolio (which excludes the Macro Hedge) averaged approximately $2.8 million and $3.7 million, respectively. Ambac’s VaR ranged from a high of $4.8 million to a low of $1.5 million in the first quarter

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

of 2011 and from a high of $6.5 million to a low of $1.9 million in 2010. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

The municipal interest rate swaps we provide require AFS to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. Beginning 2008, dislocation in the credit markets and rating agency actions on Ambac Assurance led to increases in Ambac’s payments under interest rate swaps where Ambac pays an issue-specific rate, resulting in losses on those swaps. These swaps contain provisions that are designed to protect against certain forms of basis risk or tax reform. Such provisions include the ability of AFS to convert the rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of a taxable index rate in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event the bonds are put to a liquidity provider under a liquidity facility. Since 2008, Ambac has (i) terminated the vast majority of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $36.8 million as of March 31, 2011.

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

The following table summarizes the net par exposure outstanding (notional values) and net derivative asset (liability) balance related to credit derivatives as of March 31, 2011 and December 31, 2010 by asset type:

($ in millions)	CLO	Other	Total
March 31, 2011:
Net par outstanding	$11,426	$6,847	$18,273
Net liability fair value	(70)	(166)	(236)

December 31, 2010:
Net par outstanding	$11,593	$7,173	$18,766
Net liability fair value	(71)	(151)	(222)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following table summarizes the estimated change in fair values on the net balance of Ambac’s net credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at March 31, 2011 and December 31, 2010:

($ in millions)
Change in Underlying Spreads	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
March 31, 2011:
500 basis point widening	$(157)	$(156)	$(313)	$(549)
250 basis point widening	(79)	(77)	(156)	(392)
50 basis point widening	(16)	(15)	(31)	(267)
Base scenario	—	—	—	(236)
50 basis point narrowing	16	14	30	(206)
250 basis point narrowing	63	61	124	(112)
500 basis point narrowing	69	96	165	(71)

December 31, 2010:
500 basis point widening	(130)	(126)	(256)	(478)
250 basis point widening	(65)	(63)	(128)	(350)
50 basis point widening	(13)	(12)	(25)	(247)
Base scenario	—	—	—	(222)
50 basis point narrowing	13	12	25	(197)
250 basis point narrowing	58	52	110	(112)
500 basis point narrowing	69	83	152	(70)

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $707.7 million and $886.7 million reduction to the credit derivatives liability as of March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010 the credit valuation adjustment was calculated as 75% and 80%, respectively, of the credit derivative liability as measured before considering Ambac credit risk.

Item 4.	Controls and Procedures

In connection with the preparation of this First Quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and as a result of the previously identified material weakness in internal control relating to the accuracy of inputs to a non-RMBS loss reserve model as described in the 2010 Annual Report on Form 10-K, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, Ambac’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness in internal control over financial reporting, Ambac believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, Ambac’s consolidated financial condition as of March 31, 2011 and December 31, 2010 and consolidated results of operations for the three month periods ended March 31, 2011 and 2010 and consolidated cash flows for the three-month periods ended March 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles (GAAP). In addition, there has been no change in Ambac’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Ambac’s internal control over financial reporting.

Ambac management is committed to maintaining an effective internal control environment over financial reporting and has been actively addressing the above noted material weakness. Management’s remediation strategy involves critical assessments of non-RMBS loss reserve models to ensure that key controls over the models’ design and application are operating effectively. Key controls include, but are not limited to model security and management’s review over data inputs to and output from each model.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Please refer to Note 12 “Commitments and Contingencies” to the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q for a discussion on Legal Proceedings against Ambac and its subsidiaries.

Item 1A – Risk Factors

There is significant uncertainty as to how Ambac’s debtholders will be treated under any plan of reorganization.

To date, Ambac has been unable to agree to terms with the Creditors’ Committee in order to restructure its outstanding debt through a consensual plan of reorganization. However, Ambac has agreed to a non-binding term sheet that continues to serve as a basis for negotiations with the Creditors’ Committee. No assurances can be given that a deal will be consummated. However, if the ongoing negotiations with respect to the term sheet produce an agreement, that result would facilitate a more successful reorganization plan and result in a better outcome for Ambac debtholders than would likely be the case if negotiations do not produce an agreement. Because a plan of reorganization has not yet been agreed to, there is significant uncertainty as to how holders of Ambac’s securities will be treated under any reorganization plan. It is likely, however, that Ambac’s debtholders and creditors will receive all of the equity in the company.

Our lack of ratings could trigger adverse consequences.

On April 7, 2011 Ambac Assurance requested that Moody’s withdraw its ratings of Ambac Assurance and each of its affiliates, and Moody’s did withdraw such ratings. As a result, Ambac Assurance is no longer rated by any of the independent rating agencies. Ambac and its subsidiaries may be participants in transactions where the absence of a rating by one or more of the independent rating agencies could result in a default in, or early termination of, one or more such transactions. While we are not aware of any such defaults or termination events, the existence of such provisions could have a material adverse impact on our financial condition.

Characterization of losses on Ambac Assurance’s CDS portfolio as capital losses for U.S. federal tax purposes could result in a material assessment for federal income taxes.

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As part of the ongoing audit of Ambac’s 2007-2009 federal income tax returns and refund claims, the IRS has recently proposed to disallow Ambac Assurance’s deductions of CDS losses as ordinary losses, effectively taking the position that they were more properly characterized as capital losses. As of March 31, 2011, Ambac had NOLs amounting to approximately $7.2 billion for federal income tax purposes. Although Ambac Assurance believes these contracts are properly characterized as notional principal contracts, if the Internal Revenue Service were to successfully assert the proposed disallowance resulting from its examination, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes. Such assessments and reductions in net operating loss carryforwards would have a material adverse impact on our financial condition. Such assessments related to the tentative refunds, which amount to approximately $700 million, may be made by the

PART II – OTHER INFORMATION

Internal Revenue Service at any time and, without prior notice to Ambac, pursuant to section 6213(b) of the Internal Revenue Code of 1986, as amended. Subject to applicable law and existing court orders, the Internal Revenue Service may then file a lien that attaches to Ambac’s property interests, including the property interests of any member of the consolidated tax group, and commence collection efforts. If these events occur, the rehabilitation plan for the Segregated Account may be materially impacted and Ambac’s ability to effectively reorganize may be seriously jeopardized.

Certain adverse tax consequences could result from the rehabilitation plan and, as such, the rehabilitator is considering substantial amendments to the rehabilitation plan and/or the initiation of rehabilitation proceedings against Ambac Assurance. Such amendments and/or the initiation of rehabilitation proceedings against Ambac Assurance would likely have adverse consequences to holders of Ambac securities and may have adverse consequences to holders of securities insured by Ambac Assurance.

As described elsewhere herein, the issuance of surplus notes by the General Account and the issuance of surplus notes by the Segregated Account as contemplated by the rehabilitation plan could subject Ambac Assurance to the risk of deconsolidation from Ambac for U.S. federal income tax purposes and of having to recognize significant cancellation of indebtedness income (“CODI”). Deconsolidation or the recognition of substantial CODI would likely have a material adverse effect on the financial condition of Ambac Assurance and the Segregated Account. As such, the rehabilitator is considering substantial amendments to the rehabilitation plan and/or the initiation of rehabilitation proceedings with respect to Ambac Assurance. Such amendments to the rehabilitation plan (and, presumably, any rehabilitation plan with respect to Ambac Assurance) could include the elimination of the issuance of surplus notes by the Segregated Account and/or the imposition of transfer restrictions on any surplus notes issued by the Segregated Account.

Any such amendments to the rehabilitation plan could adversely affect the interests of Ambac security holders and holders of securities insured by Ambac Assurance, as such amendments could reduce the likelihood of consummation of an agreement between Ambac and Ambac Assurance with respect to the ongoing term sheet negotiations. The parties’ failure to consummate such a transaction would increase the likelihood that Ambac’s bankruptcy case will convert to a Chapter 7 liquidation proceeding, with attendant adverse consequences to Ambac security holders and holders of securities insured by Ambac Assurance (including, without limitation, the loss of NOLs). Additionally, the initiation of rehabilitation proceedings with respect to Ambac Assurance would result in the assumption of control by the rehabilitator of all of Ambac Assurance’s assets and management of Ambac Assurance. In exercising control, the rehabilitator will act for the benefit of policyholders, and will not take into account the interests of security holders of Ambac; such actions may result in material adverse consequences for Ambac’s security holders. In addition, the initiation of delinquency proceedings against Ambac Assurance would further decrease the likelihood that OCI will permit Ambac Assurance to make future dividend payments to Ambac. Finally, notwithstanding that amendments to the rehabilitation plan and/or the initiation of rehabilitation proceedings would be designed to preserve tax attributes for the ultimate benefit of policyholders, such amendments might have other adverse impacts on holders of securities insured by Ambac Assurance, including, without limitation, delays in receipt of cash in respect of claims, absence of surplus notes in respect of claims and/or the imposition of trading restrictions on surplus notes received in respect of claims.

Historical financial information may not be comparable.

Following confirmation of a Reorganization Plan and the transactions contemplated thereby, our financial condition and results of operations from and after the effective date of the Reorganization Plan may not be comparable to the financial condition or results of operations reflected in our historical

PART II – OTHER INFORMATION

financial statements. In addition, any amendments to the rehabilitation plan could have a significant impact on our financial statements, such that financial statements following such amendments may not be comparable to the financial condition or results of operations reflected in our historical financial statements.

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default and estimated remediation recoveries for, among other things, breaches by the issuer of representations and warranties. Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 6 of the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

We also rely on internally and externally developed complex financial models, including a recently licensed statistical regression model related to RMBS, which we used for the first time in connection with the preparation of our first quarter 2011 results, to project performance of our insured obligations. Differences in the models that we employ, and/or flaws in these financial models and/or faulty assumptions used by these financial models, could lead to increased losses and loss reserves. Uncertainty with respect to the ultimate performance of certain of our insured exposures may result in substantial changes in loss reserves and/or actual losses. Correspondingly, such changes to loss reserves would affect our reported earnings. If we do not have sufficient liquidity to meet the increase in actual losses, our insurance operating subsidiaries may become subject to delinquency proceedings.

The determination of the amount of impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.

The determination of the amount of impairments on our investments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments. We use internally and externally developed financial models

PART II – OTHER INFORMATION

(including a recently licensed statistical regression model which we employed for the first time in connection with the preparation of our first quarter 2011 results) to project impairments with respect to RMBS held in our investment portfolio. Differences in the models we employ and/or flaws in these models and/or faulty assumptions used by these models, could lead to increased impairments with respect to RMBS in our investment portfolio.

We are subject to dispute risk in connection with our reinsurance agreements.

In addition to having credit exposure to our reinsurance counterparties, reinsurance counterparties have disputed their obligations to make payments required by applicable reinsurance agreements, including scheduled payments and payments due in connection with the commutation of financial guarantee insurance policies. These disputes, and any other similar dispute with other reinsurers, could result in our being unable to collect all amounts due from reinsurers and/or collecting such amounts after potentially lengthy dispute resolution processes.

Surplus notes issued by either Ambac Assurance or the Segregated Account may be characterized as equity of Ambac Assurance and, as a result, Ambac Assurance may no longer be a member of the U.S. federal income tax consolidated group of which the Company is the common parent.

It is possible surplus notes issued by either Ambac Assurance or the Segregated Account may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If the surplus notes are characterized as equity of Ambac Assurance and it is determined the surplus notes represented more than twenty (20) percent of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with the Company. As a result, Ambac Assurance may no longer be characterized as a member of the U.S. federal income tax consolidated group of which the Company is the common parent (the “Company Consolidated Tax Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including Ambac Assurance as the new common parent and Ambac Assurance’s affiliated subsidiaries (the “AAC Consolidated Tax Group”).

To the extent Ambac Assurance is no longer a member of the Company Consolidated Tax Group, Ambac Assurance’s NOLs (and certain other available tax attributes of Ambac Assurance and the other members of the AAC Consolidated Tax Group) may no longer be available for use by the AAC Consolidated Tax Group or any of the remaining members of the AAC Consolidated Tax Group to reduce the U.S. federal income tax liabilities of the AAC Consolidated Tax Group. This could result in a material increase in the tax liabilities of the AAC Consolidated Tax Group, reducing the cash available to pay third party obligations or dividends. In addition, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Company Consolidated Tax Group including certain favorable rules relating to transactions occurring between members of the Company Consolidated Tax Group and members of the AAC Consolidated Tax Group.

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

To the extent Ambac Assurance is no longer characterized as a member of the Company Consolidated Tax Group, the AAC Consolidated Tax Group may not reconsolidate with the Company Consolidated Tax Group for a period of five years following such event even if the Company were to be

PART II – OTHER INFORMATION

characterized as reacquiring or owning eighty (80) percent or more of the stock of the AAC Consolidated Tax Group following any deconsolidation. In addition, depending upon certain facts related to the potential deconsolidation of the AAC Consolidated Tax Group and any reconsolidation with the Company Consolidated Tax Group, the acquisition by the Company Consolidated Tax Group of additional value with respect to the stock of the AAC Consolidated Tax Group may also result in the imposition of a Code Section 382 limitation with respect to the AAC Consolidated Tax Group’s NOL reducing or eliminating (if there is a second ownership change within two years of the confirmation of a Bankruptcy or a rehabilitation plan) the potential tax benefit of the NOLs to the Company Consolidated Tax Group. The potential limit on reconsolidation and the potential Code Section 382 limitation with respect to the Ambac Assurance NOL could result in a material increase in the U.S. federal income tax liability of the AAC Consolidated Tax Group and/or the Company Consolidated Tax Group and materially reduce cash available to be pay third party obligations or dividends.

If the surplus notes are characterized as equity of Ambac Assurance, the Ambac Assurance NOL (and certain other tax attributes or tax benefits of the Company Consolidated Tax Group) may be subject to limitation under Section 382 of the Code.

It is possible the surplus notes may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. As a result, transfers of the surplus notes by holders or to holders of more than 5 percent of the surplus notes may result in an “ownership change” of Ambac Assurance for purposes of section 382 of the Code. If such an ownership change were to occur, the value and amount of the Ambac Assurance NOL would be substantially impaired.

Issuance of the surplus notes may cause Ambac Assurance to recognize CODI, which could significantly reduce the Ambac Assurance NOL.

If either the surplus notes or the claims for which the surplus notes are exchanged are “publicly traded” for purposes of section 1273 of the Code and applicable Treasury Regulations thereunder, Ambac Assurance will be treated as having satisfied the policyholders’ claims against Ambac Assurance for an amount equal to the fair market value of the surplus notes (plus any other consideration transferred). Although the preceding analysis related to whether the surplus notes or claims are “publicly traded” is not clear and there is little authority addressing this issue, determining that either the surplus notes or claims are “publicly traded” could cause Ambac Assurance to recognize a potentially significant amount of CODI, which would reduce the Ambac Assurance NOL by the amount of such CODI. The reduction in the Ambac Assurance NOL could impair Ambac Assurance’s ability to satisfy claims asserted against the Segregated Account. In addition, holders of the surplus notes may recognize interest income pursuant to the original issue discount rules prior to receipt of interest payments on the surplus notes.

Deductions with respect to interest accruing on the surplus notes may be eliminated or deferred until payment.

To the extent the surplus notes are characterized as equity for U.S. federal income tax purposes, accrued interest will not be deductible by Ambac Assurance. In addition, even if the surplus notes are characterized as debt for U.S. federal income tax purposes, the deduction of interest accruing on the surplus notes may be deferred until paid or eliminated in part depending upon (i) the terms of any deferral and payment provisions provided in the surplus notes, (ii) whether the surplus notes have “significant original issue discount” and (iii) the yield to maturity of the surplus notes. To the extent deductions with respect to interest is eliminated or deferred, the U.S. federal income tax of the members of the Company Consolidated Tax Group or the members of the AAC Consolidated Tax Group, as the

PART II – OTHER INFORMATION

case maybe, could be materially increased reducing the amount of cash available to pay third party obligations or dividends.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory guidelines. The following table summarizes Ambac’s repurchase program during the first quarter of 2011 and shares available at March 31, 2011:

	Total Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January	—	$—	—	3,050,326
February	199,701	$0.18	35,487	2,850,625
March	—	$—	—	2,850,625

	199,701	$0.18	35,487	2,850,625

(1)	Shares repurchased during the first quarter 2011 were for the settlement of tax withholding amounts due for settling awards under Ambac’s long-term incentive plans.

From April 1, 2011 through May 9, 2011, Ambac did not repurchase any shares of its Common Stock in the open market under its stock repurchase program.

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

Ambac Financial Group, Inc. (Registrant)

Dated: May 10, 2011	By:	/S/ DAVID TRICK
David Trick
Senior Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.