Form 10-Q
period 2011-06-30
AMBAC FINANCIAL GROUP INC
filed 2011-08-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2011, 302,428,811 shares of Common Stock, par value $0.01 per share, (net of 5,587,953 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Balance Sheets

(Dollars in Thousands)	June 30, 2011	December 31, 2010
	(unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,350,418 in 2011 and $5,424,957 in 2010)	$5,872,977	$5,738,125
Fixed income securities pledged as collateral, at fair value (amortized cost of $134,309 in 2011 and $120,918 in 2010)	140,104	123,519
Short-term investments (amortized cost of $1,066,353 in 2011 and $991,567 in 2010)	1,066,353	991,567
Other, at cost (approximates fair value)	100	100

Total investments	7,079,534	6,853,311

Cash and cash equivalents	17,379	9,497
Restricted cash and cash equivalents	2,500	2,500
Receivable for securities sold	34,218	23,505
Investment income due and accrued	45,562	45,066
Premium receivables	1,924,925	2,422,596
Reinsurance recoverable on paid and unpaid losses	158,097	136,986
Deferred ceded premium	232,935	264,858
Subrogation recoverable	739,658	714,270
Deferred acquisition costs	238,225	250,649
Loans	20,271	20,167
Derivative assets	248,950	290,299
Other assets	127,174	82,579
Variable interest entity assets:
Fixed income securities, at fair value	2,023,513	1,904,361
Restricted cash and cash equivalents	48,319	2,098
Investment income due and accrued	4,087	4,065
Loans (includes $14,442,912 in 2011 and $15,800,918 in 2010 at fair value)	14,651,253	16,005,066
Derivative assets	—	4,511
Intangible assets	318,180	—
Other assets	25,649	10,729

Total assets	$27,940,429	$29,047,113

Liabilities and Stockholders’ Deficit:
Liabilities:
Liabilities subject to compromise	$1,706,518	$1,695,231
Unearned premiums	3,408,568	4,007,886
Losses and loss expense reserve	6,444,519	5,288,655
Ceded premiums payable	121,887	141,450
Obligations under investment agreements	556,458	767,982
Obligations under investment repurchase agreements	34,040	37,650
Current taxes	23,435	22,534
Long-term debt	217,345	208,260
Accrued interest payable	114,451	61,708
Derivative liabilities	364,913	348,791
Other liabilities	101,156	124,748
Payable for securities purchased	17,849	—
Variable interest entity liabilities:
Accrued interest payable	3,465	3,425
Long-term debt (includes $15,277,137 in 2011 and $15,885,711 in 2010 at fair value)	15,496,820	16,101,026
Derivative liabilities	1,371,856	1,580,120
Other liabilities	31,130	11,875

Total liabilities	30,014,410	30,401,341

Stockholders’ deficit:
Ambac Financial Group, Inc.:
Preferred stock	—	—
Common stock	3,080	3,080
Additional paid-in capital	2,172,027	2,187,485
Accumulated other comprehensive income	509,300	291,774
Accumulated deficit	(5,001,201)	(4,042,335)
Common stock held in treasury at cost	(411,419)	(448,540)

Total Ambac Financial Group, Inc. stockholders’ deficit	(2,728,213)	(2,008,536)
Noncontrolling interest	654,232	654,308

Total stockholders’ deficit	(2,073,981)	(1,354,228)

Total liabilities and stockholders’ deficit	$27,940,429	$29,047,113

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Share Data)	2011	2010	2011	2010
Revenues:
Financial Guarantee:
Net premiums earned	$99,271	$167,005	$191,070	$292,236
Net investment income	87,964	69,028	159,629	186,598
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(17,793)	(7,777)	(19,506)	(41,245)
Portion of loss recognized in other comprehensive income	215	290	215	2,409

Net other-than-temporary impairment losses recognized in earnings	(17,578)	(7,487)	(19,291)	(38,836)

Net realized investment (losses) gains	(2,435)	18,281	(2,450)	73,420
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	4,224	(2,777,295)	9,547	(2,767,371)
Unrealized gains	20,063	2,979,476	5,837	2,802,413

Net change in fair value of credit derivatives	24,287	202,181	15,384	35,042
Other income (loss)	9,227	(30,243)	37,530	(86,146)
Income (loss) on variable interest entities	2,353	(38,546)	(3,772)	(531,250)
Financial Services:
Investment income	7,600	8,861	12,326	18,129
Derivative products	(65,592)	(70,957)	(44,588)	(129,184)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	(3,079)	—	(3,079)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	—	(3,079)	—	(3,079)

Net realized investment gains	3,026	65,832	5,491	67,242
Net mark-to-market losses on non-trading derivative contracts	—	(11,556)	—	(14,295)
Corporate and Other:
Other income	72	1,157	149	1,461
Net realized gains	—	10,693	—	10,693

Total revenues	148,195	381,170	351,478	(117,969)

Expenses:
Financial Guarantee:
Losses and loss expenses	196,398	323,326	1,116,045	412,478
Underwriting and operating expenses	11,836	58,931	54,212	109,427
Interest expense	29,646	6,886	57,715	6,886
Financial Services:
Interest from investment and payment agreements	2,024	4,357	4,215	9,791
Other expenses	2,707	3,124	5,321	6,751
Corporate and Other:
Interest	—	29,597	—	59,756
Other expenses	990	12,645	1,467	24,593

Total expenses before reorganization items	243,601	438,866	1,238,975	629,682

Pre-tax loss from continuing operations before reorganization items	(95,406)	(57,696)	(887,497)	(747,651)
Reorganization items, net	6,470	—	31,275	—

Pre-tax loss from continuing operations	(101,876)	(57,696)	(918,772)	(747,651)
Provision (benefit) for income taxes	542	(122)	2,892	(15)

Net loss	($102,418)	($57,574)	($921,664)	($747,636)
Less: net income (loss) attributable to the noncontrolling interest	14	(15)	47	(26)

Net loss attributable to Ambac Financial Group, Inc.	($102,432)	($57,559)	($921,711)	($747,610)

Net loss per share attributable to Ambac Financial Group, Inc. common shareholders	($0.34)	($0.20)	($3.05)	($2.59)
Net loss per diluted share attributable to Ambac Financial Group, Inc. common shareholders	($0.34)	($0.20)	($3.05)	($2.59)
Weighted-average number of common shares outstanding:
Basic	302,467,255	290,050,931	302,410,881	289,147,236
Diluted	302,467,255	290,050,931	302,410,881	289,147,236

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Total	Comprehensive (Loss) Income	Ambac Financial Group, Inc.
			Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2011	$(1,354,228)		$(4,042,335)	$291,774	$—	$3,080	$2,187,485	$(448,540)	$654,308
Comprehensive loss:
Net (loss) income	(921,664)	$(921,664)	(921,711)						47

Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $0(1)	212,585	212,585		212,585
Gain on foreign currency translation, net of deferred income taxes of $0	4,093	4,093		4,216					(123)

Other comprehensive gain	216,678	216,678

Total comprehensive loss	$(704,986)	$(704,986)

Amortization of postretirement benefit, net of tax	725			725
Stock-based compensation	(52,613)		(37,155)				(15,458)
Cost of shares acquired	(35)							(35)
Shares issued under equity plans	37,156							37,156

Balance at June 30, 2011	$(2,073,981)		$(5,001,201)	$509,300	$—	$3,080	$2,172,027	$(411,419)	$654,232

Balance at January 1, 2010	($1,633,645)		($3,878,015)	($24,827)	$—	$2,944	$2,172,656	$(560,543)	$654,140
Comprehensive loss:
Net loss	(747,636)	($747,636)	(747,610)						(26)

Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $193,119(1)	277,271	277,271		277,271
Loss on derivative hedges, net of deferred income taxes of ($404)	(752)	(752)		(752)
Loss on foreign currency translation, net of deferred income taxes of $1,529	(34,238)	(34,238)		(34,550)					312

Other comprehensive gain	242,281	242,281

Total comprehensive loss	($505,355)	($505,355)

Adjustment to initially apply ASC 2009-17	705,046		702,042	3,004
Dividends declared – subsidiary shares to non-controlling interest	(816)		(816)
Issuance of stock	9,618					136	9,482
Amortization of postretirement benefit, net of tax	(207)			(207)
Stock-based compensation	(103,660)		(106,656)				2,996
Cost of shares acquired	(316)							(316)
Shares issued under equity plans	106,656							106,656

Balance at June 30, 2010	($1,422,679)		($4,031,055)	$219,939	$—	$3,080	$2,185,134	$(454,203)	$654,426

(1)	Disclosure of Reclassification Amount:

	June 30, 2011	June 30, 2010

Unrealized holding gains arising during period	$192,506	$363,793
Less: reclassification adjustment for net (losses) gains included in net loss	(20,079)	86,522

Net unrealized gains on securities	$212,585	$277,271

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2011	2010
Cash flows from operating activities:
Net loss attributable to common shareholders	($921,711)	($747,610)
Noncontrolling interest in subsidiaries’ earnings	47	(26)

Net loss	($921,664)	($747,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,186	1,718
Amortization of bond premium and discount	(86,333)	(78,607)
Reorganization items, net	31,275	—
Share-based compensation	(15,459)	3,012
Current income taxes	901	443,822
Deferred acquisition costs	12,424	16,446
Unearned premiums, net	(567,395)	(858,448)
Loss and loss expense, net	1,109,365	262,604
Ceded premiums payable	(19,563)	(67,103)
Investment income due and accrued	(496)	25,067
Premium receivables	497,671	928,805
Accrued interest payable	52,743	11,220
Net mark-to-market losses (gains)	(5,837)	(2,788,118)
Net realized investment gains	(3,041)	(151,355)
Other-than-temporary impairment charges	19,291	41,915
Variable interest entity activities	3,772	531,250
Other, net	97,723	72,175

Net cash provided by (used in) operating activities	207,563	(2,353,233)

Cash flows from investing activities:
Proceeds from sales of bonds	240,418	2,339,636
Proceeds from matured bonds	362,668	386,191
Purchases of bonds	(464,175)	(661,755)
Change in short-term investments	(74,786)	447,227
Loans, net	(104)	9,562
Change in swap collateral receivable	(52,260)	64,448
Other, net	4,146	10,851

Net cash provided by investing activities	15,907	2,596,160

Cash flows from financing activities:
Dividends paid – subsidiary shares to noncontrolling interest	—	(817)
Proceeds from issuance of investment and payment agreements	26	1,253
Payments for investment and payment agreement draws	(213,174)	(213,106)
Net cash collateral paid/received	(2,440)	(85,659)

Net cash used in financing activities	(215,588)	(298,329)

Net cash flow	7,882	(55,402)
Cash and cash equivalents at January 1	9,497	112,079

Cash and cash equivalents at June 30	$17,379	$56,677

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,991	$—
Interest expense on long-term debt	$—	$44,358
Interest on investment agreements	$4,362	$10,529
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$11,725	$—

Supplemental disclosure of cash flow information:

In March 2011, the Segregated Account of Ambac Assurance issued surplus notes in connection with the commutation of two student loan transactions with a par value of $3,000 and in May 2011, the Segregated Account of Ambac Assurance issued junior surplus notes with a par value of $36,082 in connection with an office lease settlement. In 2010, Ambac Financial Group, Inc. issued an aggregate of 13,638,482 shares of its common stock upon the extinguishment of $20,311 in long-term debt. In addition, Ambac Assurance issued surplus notes with a par value of $2,000,000 in connection with the settlement of certain credit derivative liabilities.

See accompanying Notes to Unaudited Consolidated Financial Statements.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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

Ambac Assurance Corporation (“Ambac Assurance”) is Ambac’s principal operating subsidiary, which provided financial guarantees and financial services to clients in both the public and private sectors around the world. In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer as well to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account, as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The rehabilitator of the Segregated Account is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin.

The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio has made it impossible for it to write new business, which will negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of a settlement agreement entered into in 2010 with counterparties of CDO of ABS transactions, which is described in more detail in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2010.

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, litigation to recover losses or mitigate future losses, commutations of policies and repurchases of surplus notes issued in respect of claims) and maximizing the return on its investment portfolio. The execution of such strategy with respect to policies allocated to the Segregated Account will be subject to the authority of the rehabilitator of the Segregated Account to control the management of the Segregated Account. In exercising such authority, the rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the rehabilitator could impair Ambac’s ability to execute the foregoing strategy. As a result of uncertainties associated with the aforementioned factors, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $51,311 at June 30, 2011 (excluding $2,500 of restricted cash), reaching a bankruptcy settlement with Ambac Assurance or otherwise restructuring, and on the residual value of Ambac Assurance. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. The principal uses of liquidity will be the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses related to pending litigation.

While management believes that Ambac will have sufficient liquidity to satisfy its needs if it emerges from the bankruptcy proceeding in the near term, no guarantee can be given that it will reach a settlement with Ambac Assurance or otherwise restructure to be able to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur. While the Company’s net operating losses (“NOLs”) could be used to offset income of Ambac Assurance realized prior to a completion of a liquidation (and/or by Ambac in the event that a transaction allocating NOLs to Ambac is completed), the NOLs would not be available following the liquidation or sale of Ambac’s assets. As a result, in the event of a Chapter 7 liquidation, the Company is likely to be unable to utilize a substantial portion of its NOLs.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Chapter 11 Reorganization

As required by the Bankruptcy Code, on November 17, 2010, the United States Trustee appointed a statutory committee of creditors (“Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Company. There can be no assurance that the Creditors’ Committee will support the Company’s positions on matters to be presented to the Bankruptcy Court, including any plan of reorganization. Disagreements between the Company and the Creditors’ Committee could prolong the court proceedings, negatively impact the Company’s ability to operate, and delay the Company’s emergence from bankruptcy.

Ambac has filed and will continue to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities and monthly operating reports in forms prescribed by federal bankruptcy law. While these documents and information accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited and are prepared in a format different from that used in Ambac’s US GAAP basis consolidated financial statements filed under the securities laws. Accordingly, Ambac believes that the substance and format do not allow meaningful comparison with its publicly-disclosed US GAAP basis consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to Ambac’s securities, or for comparison with other financial information filed with the SEC.

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

On July 6, 2011, the Company, as debtor and debtor-in-possession, filed a Plan of Reorganization (as it may be amended, the “Reorganization Plan”). Under the Reorganization Plan, Ambac’s debt holders and creditors will receive all of the equity in the reorganized company. Additionally, the Reorganization Plan sets forth the revised capital structure of a newly reorganized Ambac and provides for corporate governance subsequent to emergence from bankruptcy.

The Reorganization Plan also proposes a resolution of certain issues (the “Plan Settlement”) among the Company, the Creditors’ Committee, Ambac Assurance, the Segregated Account and OCI related to (i) approximately $7,300,000 of NOLs of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member (the “Ambac Consolidated Group”), (ii) certain tax refunds received in respect thereof (the “Tax Refunds”) and (iii) the sharing of expenses between the Company and Ambac Assurance. If Ambac Assurance and OCI do not accept the Plan Settlement, the Reorganization Plan provides that the Company may reject the Ambac Consolidated Group tax-sharing agreement, cause a deconsolidation of Ambac Assurance from the Ambac Consolidated Group for U.S. federal income tax purposes, and either (a) make an election pursuant to applicable Treasury Regulations to allocate to the reorganized Company the maximum amount of NOLs held by the Ambac Consolidated Group or (b) take a worthless stock loss in respect of its ownership of stock in Ambac Assurance. Further, in the absence of a Plan Settlement, the Reorganization Plan also provides for the establishment of a litigation trust for Ambac’s estate to pursue claims and causes of action against Ambac Assurance, the Segregated Account and OCI.

The Reorganization Plan specified July 29, 2011 as the deadline for Ambac Assurance and OCI to accept the Plan Settlement, and a hearing to determine whether the Disclosure Statement relating to the Reorganization Plan contains “adequate information,” as defined by the Bankruptcy Code, to enable Ambac’s creditors to decide how to vote on the Reorganization Plan (the “Disclosure Statement Approval Hearing”) was initially scheduled for August 12, 2011. On July 21, 2011, the Company, the Creditors’ Committee, Ambac Assurance and OCI agreed that the Company would adjourn the Disclosure Statement Approval Hearing, thereby delaying the vote-solicitation process. Recognizing that the delay in solicitation will result in additional costs to Ambac’s estate, OCI and Ambac Assurance’s Board of Directors approved a cash payment to the Company in the amount of $2,000 (the “Payment”) by Ambac Assurance, which was made on July 26, 2011. The parties further agreed that if the terms of a consensual Reorganization Plan are subsequently agreed upon by and among OCI, Ambac Assurance, the Company and the Creditors’ Committee, the Payment shall be credited towards any agreed obligation of Ambac Assurance to reimburse Ambac for a percentage share of the fees and disbursements incurred in the litigation with the IRS. See Note 12 to the Unaudited Consolidated Financial Statements contained in this Form 10-Q for further information on the IRS litigation. The agreement further provides that it is without prejudice of any kind with respect to the rights, remedies and positions of the Company, Ambac Assurance and OCI under, or pertaining to, any intercompany agreements. Additionally, the Company, the Creditors’ Committee, Ambac Assurance and OCI have agreed to mediate

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

open issues related to the Plan Settlement. Mediation is currently scheduled for August 16 and 17, 2011. The Disclosure Statement Approval Hearing is scheduled for September 8, 2011, and the deadline for Ambac Assurance and OCI to accept the Plan Settlement is August 25, 2011.

Ambac’s exclusive right to file a plan of reorganization expired on July 6, 2011, the date the Reorganization Plan was filed. Ambac’s exclusive right to solicit votes to accept or reject a plan of reorganization currently expires on September 6, 2011. Because of the adjournment of the Disclosure Statement Approval Hearing and the resulting delay in solicitation of votes to accept or reject the Reorganization Plan, Ambac has filed a motion seeking to extend its exclusive right to solicit votes to accept or reject a plan of reorganization to December 5, 2011. This motion is scheduled to be heard by the Bankruptcy Court on August 10, 2011. If Ambac’s exclusivity period lapses, any party in interest would be able to file a plan of reorganization for Ambac. In addition to being approved by at least one class of holders of impaired claims, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be confirmed by the Bankruptcy Court in order to become effective.

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

A significant consideration for any restructuring or reorganization is the impact, if any, on Ambac’s estimated $7,300,000 net operating loss tax carry forward. Ambac considers the NOLs to be a valuable asset. However, Ambac’s ability to use the NOLs could be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership (by value) in Ambac to 50% or more, as measured over a rolling three year period beginning with the last ownership change. These provisions can be triggered by new issuances of stock, merger and acquisition activity or normal market trading. On February 2, 2010, Ambac entered into a Tax Benefit Preservation Plan to reduce the risk of an ownership change resulting from the trading of Ambac’s stock. Moreover, on November 30, 2010, the Bankruptcy Court entered an order restricting certain transfers of equity interests in, and claims against, Ambac in order to mitigate the possibility of an ownership change occurring prior to consummation of the Reorganization Plan and to increase the likelihood that Ambac will be able to utilize a special exception under Section 382 of the Code for ownership changes occurring as a result of a bankruptcy plan of reorganization. On July 21, 2011, the Company filed a notice (the “Reporting Notice”) requiring that any entity holding claims against the Company in an amount that equals or exceeds $55,000 (each, a “Substantial Claimholder”) to serve upon the Company and its counsel a “Substantial Claimholder Notice” in the form attached to the Reporting Notice. Each Substantial Claimholder could, in certain circumstances, be required to sell a portion of its claims pursuant to a further order of the Bankruptcy Court.

Segregated Account

Pursuant to the Plan of Operation for the Segregated Account, Ambac Assurance has allocated to the Segregated Account (1) certain policies insuring or relating to credit default swaps; (2) residential mortgage-backed securities (“RMBS”) policies; (3) certain Student Loan Policies; and (4) other policies insuring obligations with substantial projected impairments or relating to transactions which have contractual triggers based upon Ambac Assurance’s financial condition or the commencement of rehabilitation, which triggers are potentially damaging (collectively, the “Segregated Account Policies”). The policies described in (4) above include (a) certain types of securitizations, including commercial asset-backed transactions, consumer asset-backed transactions and other types of structured transactions; (b) the policies relating to Las Vegas Monorail Company; (c) policies relating to debt securities purchased by, and the debt securities issued by, Juneau Investments, LLC and Aleutian Investments, LLC, which are both finance companies owned by Ambac Assurance; (d) policies relating to leveraged lease transactions; and (e) policies relating to interest rate, basis, and/or currency swap or other swap transactions. Claims on Segregated Account Policies remain subject to a payment moratorium until the Segregated Account Rehabilitation Plan (as defined below) becomes effective. Insurance claims presented during the moratorium of $2,113,754 for policies allocated to the Segregated Account have not yet been paid. Net par exposure as of June 30, 2011 for policies allocated to the Segregated Account is $40,523,516. Ambac Assurance also allocated the

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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

Policy obligations not allocated to the Segregated Account remain in the General Account, and such policies in the General Account are not subject to and, therefore, will not be directly impacted by the Segregated Account Rehabilitation Plan. Ambac Assurance is not, itself, in rehabilitation proceedings.

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

The confirmed Segregated Account Rehabilitation Plan provides that holders of permitted policy claims will receive 25% of their permitted claims in cash and 75% in surplus notes issued by the Segregated Account. The issuance of surplus notes by both Ambac Assurance, and by the Segregated Account as contemplated by the current Segregated Account Rehabilitation Plan, could subject Ambac Assurance to the risk of deconsolidation from Ambac for tax purposes, which may also result in a Section 382 limitation with respect to Ambac Assurance’s NOLs or an attribution of NOLs to Ambac, or could subject Ambac Assurance to the risk of recognizing significant cancellation of indebtedness income (“CODI”). Any of these consequences would likely have a material adverse effect on the financial condition of Ambac Assurance and the Segregated Account. As such, the rehabilitator is considering substantial amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings with respect to Ambac Assurance. Such amendments to the Segregated Account Rehabilitation Plan (and, presumably, any rehabilitation plan with respect to Ambac Assurance) could include the elimination of the issuance of surplus notes by the Segregated Account and/or the imposition of transfer restrictions on any surplus notes issued by the Segregated Account. Any such amendments to the Segregated Account Rehabilitation Plan could adversely affect the interests of Ambac security holders and holders of securities insured by Ambac Assurance as such amendments could reduce the likelihood of consummation of an agreement between Ambac and Ambac Assurance with respect to the Plan Settlement. The parties’ failure to consummate such an agreement increases the likelihood that Ambac’s bankruptcy case will convert to a Chapter 7 liquidation proceeding, with attendant adverse consequences to Ambac security holders and holders of securities insured by Ambac Assurance (including, without limitation, the loss of the NOLs or limiting the use of the NOLs to offset gain realized in connection with the sale of Ambac’s assets).

In March 2011, the Segregated Account issued Segregated Account Surplus Notes with a par value of $3,000 in connection with the commutation of insurance policies allocated to the Segregated Account. At June 30, 2011, the Segregated Account had outstanding Segregated Account Surplus Notes in an aggregate par amount of $53,000, which are reported in Long-term Debt on the Consolidated Balance Sheet with a carrying value of $5,843 based on an imputed interest rate of 52.8% at the date of issuance and have a scheduled maturity of June 7, 2020. Interest on the Segregated Account Surplus Notes is payable annually in June at the rate of 5.1% on the unpaid principal balance outstanding. All payments of principal and interest on the Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Surplus Notes, such interest will accrue and compound annually until paid. The Segregated Account Surplus Notes were issued pursuant to a

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

fiscal agency agreement entered into with The Bank of New York Mellon, as fiscal agent. To the extent that interest payments are deferred for more than five years, a portion of the deferred interet may not be deducted until paid of disallowed under the applicable high yield debt obligation provisions of the Code.

In May 2011, the Segregated Account issued Segregated Account Junior Surplus Notes with a par value of $36,082 in connection with a settlement agreement (the “Settlement Agreement”) to terminate Ambac’s existing headquarters office lease with One State Street LLC (“OSS”). The Junior Surplus Notes are reported in Long-term Debt on the Consolidated Balance Sheet with a carrying value of $3,639 based on an imputed interest rate of 58.3% at the date of issuance and have a scheduled maturity of June 7, 2020. Interest on the Segregated Account Junior Surplus Notes is payable annually in June at the rate of 5.1% on the unpaid principal balance outstanding. No payment of interest on or principal of the junior surplus notes may be made until all existing and future indebtedness of the Segregated Account, inclusive of Segregated Account Surplus Notes, policy claims and claims having statutory priority have been paid in full. All payments of principal and interest on the Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Surplus Notes, such interest will accrue and compound annually until paid. The Settlement Agreement settled all claims among Ambac, Ambac Assurance, the Segregated Account of Ambac Assurance Corporation and OSS relating to the terminated lease. Additionally, Ambac Assurance entered into a new lease (the “New AAC Lease”) with OSS for an initial term commencing on May 19, 2011 through December 31, 2015. The New AAC Lease provides for the rental of a reduced amount of space at Ambac’s current location, One State Street Plaza. The Settlement Agreement also provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for approximately $14,000 (the “AFG Payment”). The AFG Payment will be made by Ambac in the same form as payment is made to Ambac’s other creditors.

On June 1, OCI issued its disapproval of the requests of Ambac Assurance and the rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding Surplus Notes issued by Ambac and the Segregated Account on the first scheduled interest payment date of June 7, 2011.

Reclassifications:

Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation.

(2) Debtor in Possession Financial Information

Liabilities Subject to Compromise

As required by ASC Topic 852, Reorganizations, the amount of the Liabilities Subject to Compromise represents our estimate of known or potential pre-petition and post-petition claims to be addressed in connection with the Bankruptcy Filing. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases and orders of the Bankruptcy Court. The Liabilities subject to compromise in the Consolidated Balance Sheet consists of the following:

	June 30, 2011	December 31, 2010
Accrued interest payable	$68,123	$68,091
Other	16,206	4,951
Senior unsecured notes	1,222,189	1,222,189
Directly-issued Subordinated capital securities	400,000	400,000

Consolidated liabilities subject to compromise	1,706,518	1,695.231
Payable to non-debtor subsidiaries	1,653	1,657

Debtor’s Liabilities subject to compromise	$1,708,171	$1,696,888

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Reorganization Items, net

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The reorganization items in the Consolidated Statement of Operations for the three and six months ended June 30, 2011 consisted of the following items:

	Three months ended June 30, 2011	Six months ended June 30, 2011
U.S. Trustee fees	$13	$18
Professional fees	6,720	17,218
Lease settlement	(295)	14,007
Other	32	32

Total reorganization items	$6,470	$31,275

Refer to Note 1 to the Unaudited Consolidated Financial Statements for further discussion of the office lease settlement.

(3) Net income per Share

ASC Paragraph 260-10-65-2 of ASC Topic 260, Earnings Per Share, effective for fiscal years beginning after December 15, 2008, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Ambac had participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. These shares of common stock all vested in January 2010. At such time Ambac was in a net loss position; consequently, no income or loss was allocated to participating securities during the three and six months ended June 30, 2011 and 2010.

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, nonvested common shares, and stock purchase contracts. There were no dilutive effects for the three and six months ended June 30, 2011 and 2010. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for the three and six month periods ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	1,721,735	2,843,528	1,753,883	2,908,148
Restricted stock and units	461,589	2,194,464	467,403	2,259,637
Stock purchase contracts	—	37,037,000	—	37,037,000

In March 2008, Ambac issued 5,000,000 Corporate Units. Each Corporate Unit had a stated amount of $50 and initially consisted of (a) a Purchase Contract for Ambac common stock issued by Ambac and (b) a 5% beneficial ownership interest in $1,000 principal amount of Ambac’s 9.50% Senior Notes due 2021, to be held by the Collateral Agent to secure the performance of the holder’s obligations under the Purchase Contract.

As discussed in Note 1, on November 8, 2010, Ambac filed a petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Pursuant to the Purchase Contract Agreement the filing of the bankruptcy case constituted a termination event. As a result, the Purchase Contracts were terminated and the Corporate Units thereafter represented the rights of the Holders to receive their applicable ownership interests in the $250,000 Senior Notes. On November 16, 2010, Ambac filed a motion seeking an order approving the termination of the Purchase Contracts and the release of the Senior Notes. On November 30, 2010, the Bankruptcy Court approved the motion. Consequently, at June 30, 2011, no Purchase Contracts are outstanding.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

(4) Special Purposes Entities, Including Variable Interest Entities

Ambac has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly has provided financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Finally, Ambac is an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE.

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

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. As a result of the adoptions of both ASU-2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets and ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprise Involved with Variable Interest Entities, effective on January 1, 2010, Ambac was required to consolidate these VIEs. As a result of the Rehabilitation Proceedings of the Segregated Account on March 24, 2010, Ambac was required to deconsolidate these entities because Ambac’s policies issued to these entities have been allocated to the Segregated Account. The consolidation of these entities did not have any effects on Ambac’s beginning retained earnings as these entities were accounted for at fair value before initial consolidation. Prior to 2010 and upon deconsolidation, Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments – Equity Method in Joint Ventures. At June 30, 2011 and December 31, 2010 the fair value of these entities is $18,451 and $17,909, respectively and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of these entities is ($554) and $3,585 for the three months ended June 30, 2011 and 2010, respectively, and $542 and ($1,668) for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and the three months ended June 30, 2010, income from these entities is included within Financial Guarantee: Other income (loss) on the Consolidated Statement of Operations. For the three months ended March 31, 2010, while the entities were consolidated, income was included in Financial Guarantee: Income (loss) on variable interest entities on the Consolidated Statements of Operations.

Since their inception, there have been 15 individual transactions with these entities, of which 5 transactions were outstanding as of June 30, 2011 and December 31, 2010. Total principal amount of debt outstanding was $585,402 and $588,967 at June 30, 2011

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

and December 31, 2010, respectively. In each case, Ambac sold assets to these entities. The assets are composed of asset-backed securities and utility obligations with a weighted average rating of BBB+ and weighted average life of 9.0 years at June 30, 2011 and December 31, 2010. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of June 30, 2011 and December 31, 2010 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during the three and six months ended June 30, 2011 and 2010. Ambac Assurance earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $191 and $675 for the three months ended June 30, 2011 and 2010, respectively; and $427 and $1,396 for the six months ended June 30, 2011 and 2010, respectively. Ambac paid no claims to these entities under its financial guarantee policies during the three and six months ended June 30, 2011 and the three months ended June 30, 2010. For the six months ended June 30, 2010 Ambac paid claims of $24,411 to these entities. Ambac also earned fees for providing other services amounting to $12 for both the three months ended June 30, 2011 and 2010; and $23 and $35 for the six months ended June 30, 2011 and 2010, respectively.

Derivative contracts are provided by Ambac Financial Services to these entities. Consistent with other non-hedging derivatives, Ambac Financial Services accounts for these contracts on a trade date basis at fair value. Ambac Financial Services received $4,206 and $5,161 for the three months ended June 30, 2011 and 2010, respectively; and $4,075 and $6,310 for the six months ended June 30, 2011 and 2010, respectively, under these derivative contracts.

Consolidation of VIEs:

Except for consolidations resulting from the adoption of ASU 2009-17 on January 1, 2010, upon initial consolidation of a VIE, we recognize a gain or loss in earnings for the difference between: a) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and b) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a VIE, we recognize a gain or loss for the difference between: a) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and b) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Financial Guarantee: Income (loss) on variable interest entities.

Upon the adoption of ASU 2009-17, Ambac generally measured the assets and liabilities of newly consolidated VIEs at fair value, as the carrying amount transition method was not practical. The carrying amount transition method (whereby assets, liabilities, and non-controlling interests of the VIE are recorded in amounts that would have been carried in the consolidated financial statements if ASU 2009-17 had been effective when Ambac first met the conditions to be the primary beneficiary) was used for one VIE. Ambac has elected to account for the financial assets and liabilities of the VIEs which were consolidated at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments in subsequent periods. The fair value option is elected to allow for consistency in the measurement attributes of assets and liabilities of these VIEs. For VIEs where the assets, liabilities, and non-controlling interests were measured at initial consolidation under the carrying amount transition method, balances continue to be measured and reported based on other applicable GAAP guidance.

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
(Dollars in thousands, except share data)

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

As a result of the establishment of the Segregated Account and the rehabilitation proceedings with respect to the Segregated Account, including the terms of the management agreement which permit OCI to terminate the agreement with Ambac at any point in time, Ambac no longer has the unilateral power to direct the activities of the VIEs that most significantly impact the entity’s economic performance for those insurance policies that were allocated to the Segregated Account. Accordingly, Ambac deconsolidated 49 VIEs, including 43 RMBS securitization trusts and certain other entities including the Ambac sponsored VIEs, Juneau and Aluetian, effective March 24, 2010. While the RMBS securitization and other trusts are not related parties of Ambac, the company continues to provide financial guarantee policies on the senior debt or assets of such trusts upon deconsolidation. The effect of this deconsolidation was to reverse a significant portion of the transition adjustment to adopt ASU 2009-17 and ASU 2009-16 on January 1, 2010 and to deconsolidate one additional VIE which was consolidated as of December 31, 2009, effectively re-establishing insurance accounting for such transactions. Financial Guarantee: Income (loss) on variable interest entities included no losses for the three month periods ended June 30, 2011 and 2010; and losses of $8,422 and $495,077 for the six month periods ended June 30, 2011 and 2010, respectively, related to VIEs that were no longer consolidated as of the end the respective periods. The losses on these VIEs is primarily a result of deconsolidation, including for 2010 the deconsolidation of transactions allocated to the Segregated Account as discussed above, as the carrying value of the re-established net insurance liabilities exceeded the net liabilities of the VIEs which were carried at fair value in consolidation.

As of June 30, 2011, consolidated VIE assets and liabilities relating to 19 consolidated entities were $17,071,001 and $16,903,271, respectively. As of December 31, 2010, consolidated VIE assets and liabilities relating to 19 consolidated entities were $17,930,829 and $17,696,445, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The financial reports of certain VIEs are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Investments:
Corporate obligations	$2,023,513	$1,904,361

Total Variable interest entity assets: Fixed income securities	$2,023,513	$1,904,361

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of June 30, 2011 and December 31, 2010:

	Estimated fair value	Unpaid principal balance
June 30, 2011:
Loans	$14,442,912	$14,541,744
Long-term debt	$15,277,137	$16,784,088

December 31, 2010:
Loans	$15,800,918	$16,750,029
Long-term debt	$15,885,711	$18,156,968

Effective April 1, 2011, Ambac was required to consolidate one VIE. The assets of this VIE consist primarily of identified intangible assets associated with its subsidiaries’ operations. The intangible assets recorded at fair value upon consolidation on April 1, 2011 were $326,342, and are being amortized over their estimated useful lives. The weighted-average amortization period at the consolidation date was 28 years. Accumulated amortization on the intangible assets as of June 30, 2011 is $8,162.

Amortization expense for intangible assets for the three and six months ended June 30, 2011 was $8,162 and is included in Financial Guarantee: Income (loss) on variable interest entities on the Consolidated Statement of Operations.

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of June 30, 2011 and December 31, 2010:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets (2)	Insurance Liabilities(3)	Derivative Liabilities(4)
June 30, 2011:
Global Structured Finance:
Collateralized debt obligations	$17,981,764	$18,707	$106,821	$161,167
Mortgage-backed – residential	33,189,994	975,303	4,818,899	—
Mortgage-backed – commercial	792,150	—	—	5,761
Other consumer asset-backed	11,686,697	165,327	1,242,353	21,363
Other commercial asset-backed	13,118,525	363,036	373,034	4,325
Other	8,008,982	119,794	555,681	2,599

Total Global Structured Finance	84,778,112	1,642,167	7,096,788	195,215
Global Public Finance	40,392,776	603,265	726,407	13,266

Total	$125,170,888	$2,245,432	$7,823,195	$208,481

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets (2)	Insurance Liabilities(3)	Derivative Liabilities(4)
December 31, 2010:
Global Structured Finance:
Collateralized debt obligations	20,976	36,372	122,158	168,219
Mortgage-backed – residential	35,304	962,835	4,192,877	95
Mortgage-backed – commercial	935	—	—	7,340
Other consumer asset-backed	12,705	171,725	1,049,142	23,148
Other commercial asset-backed	18,406	710,685	716,796	5,444
Other	8,635	145,110	504,199	1,974

Total Global Structured Finance	96,961	2,026,727	6,585,172	206,220
Global Public Finance	41,358	638,626	774,000	9,786

Total	138,319	2,665,353	7,359,172	216,006

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.

(2)	Insurance assets represents the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represents the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Derivative liabilities represents the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

(5) Net Premiums Earned

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at June 30, 2011 and December 31, 2010 was 3.1% and the weighted average period of future premiums used to estimate the premium receivable at June 30, 2011 and December 31, 2010 was 10.9 years and 10.4 years, respectively. Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities and consumer auto loans. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk free rate.

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Rehabilitation Plan to continue to pay installment premiums, notwithstanding the claims moratorium. As such, Ambac has not historically written off any meaningful amount of uncollectible premiums. In evaluating the credit quality of the premiums receivable, management evaluates the internal ratings of the transactions underlying the premiums receivable. As of June 30, 2011 and December 31, 2010, approximately 31% and 29% of the premiums receivable related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade MBS and student loan transactions, which comprised 12% and 13%, and 9% and 11% of the total premiums receivable at June 30, 2011 and December 31, 2010, respectively. Past due premiums on policies insuring non-investment grade obligations amounted to less than $250 at June 30, 2011.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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

Below is the premium receivable roll-forward for the periods ended June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Premium receivable at December 31, 2009		$3,718,158
Impact of adoption of ASU 2009-17(1)		(670,997)

Premium receivable at January 1, 2011 and 2010	$2,422,596	3,047,161
Premium payments received	(106,475)	(266,028)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(402,513)	(577,626)
Accretion of premium receivable discount	34,401	84,567
(Consolidation)/Deconsolidation of certain VIEs(1)	(44,001)	173,511
Other adjustments (including foreign exchange)	20,917	(38,989)

Premium receivable at June 30, 2011 and December 31, 2010	$1,924,925	$2,422,596

(1)	Refer to Note 4 to the Unaudited Consolidated Financial Statements for discussion of the consolidation standard.

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
(Dollars in thousands, except share data)

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at June 30, 2011:

	Future premiums expected to be collected(1)	Future premiums expected to be earned, net of reinsurance(1)
Three months ended:
September 30, 2011	$43,607	$80,436
December 31, 2011	44,424	67,473

Twelve months ended:
December 31, 2012	164,265	250,360
December 31, 2013	154,606	225,579
December 31, 2014	147,285	208,694
December 31, 2015	138,390	194,588

Five years ended:
December 31, 2020	615,300	812,430
December 31, 2025	501,183	576,490
December 31, 2030	416,559	403,640
December 31, 2035	289,145	236,590
December 31, 2040	101,776	83,760
December 31, 2045	30,879	26,336
December 31, 2050	7,339	7,970
December 31, 2055	557	1,287

Total	$2,655,315	$3,175,633

(1)	The future premiums expected to be collected and future premiums expected to be earned, net of reinsurance disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refunding or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Accelerated premium revenue for retired obligations for the three and six months ended June 30, 2011 was $11,331 and $11,261, respectively. Accelerated premium revenue for retired obligations for the three and six months ended June 30, 2010 was $54,308 and $66,446, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The table below shows premiums written on a gross and net basis for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Financial Guarantee:
Gross premiums written	($208,074)	($41,735)	($368,285)	($191,135)
Ceded premiums written	11,571	(1,678)	20,789	16,938

Net premiums written	($196,503)	($43,413)	($347,496)	($174,197)

(6) Losses and Loss Expenses

Ambac’s financial guarantee insurance policies generally pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in “Derivative Contracts” in Note 7. A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract (i.e., the expected loss) over (b) the UPR for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve in subsequent periods are recorded as a loss and loss expense on the income statement. Expected losses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default and expected severity of credits, including our active surveillance of the insured book of business and observation of deterioration in the obligor’s performance and credit standing.

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
(Dollars in thousands, except share data)

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
(Dollars in thousands, except share data)

Ambac in the determination of certain assumptions, such as home price and interest rate forecasts, and default and voluntary prepayment rates, which are needed in order to estimate expected future net cash outflows associated with the credit. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net cash outflow scenarios and applying an appropriate discount factor. Probabilities assigned are based on all known data related to the credit, any contact with the issuer or investors, and any economic or market information that may impact the possibilities of the various scenarios being evaluated. For a limited number of policies, certain net cash outflow scenarios incorporate various remediation strategies. These remediation scenarios may include: 1) a potential refinancing of the transaction by the issuer; (2) the issuer’s ability to redeem outstanding insured bonds at a discount, thereby increasing equity in the deal to absorb future losses; and (3) Ambac’s ability to terminate the policy in whole or in part (a “commutation”). The remediation scenarios and the related probabilities of occurrence vary by transaction depending on on-going discussions and negotiations that are underway with issuers and/or investors. In addition to commutation negotiations that are underway with certain counterparties in various forms, our loss reserve estimates may include net cash outflow scenarios that incorporate our ability to commute additional exposure with other counterparties under similar terms where we deem such expectations to be reasonably possible based on historical results. A loss reserve is recorded for the excess, if any, of estimated expected losses (net cash outflows), over UPR. For certain policies, estimated potential recoveries exceed estimated future claim payments because all or a portion of such recoveries relate to claims previously paid. The expected net cash inflows for these policies are recorded as a subrogation recoverable asset.

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount the loss reserves at June 30, 2011 and December 31, 2010 was 2.9% and 3.0%, respectively.

The tables below summarize information related to policies currently included in Ambac’s loss reserves at June 30, 2011 and December 31, 2010:

Surveillance Categories (at June 30, 2011)

	I/SL	IA	II	III	IV	V	Total
Number of policies	27	8	35	134	140	1	345
Remaining weighted-average contract period (in years)	5	9	18	19	10	10	14
Gross insured contractual payments outstanding:
Principal	1,429,228	356,336	1,810,616	15,292,054	14,749,969	47	33,638,250
Interest	378,130	159,952	1,099,132	10,999,903	3,995,892	27	16,633,036

Total	1,807,358	516,288	2,909,748	26,291,957	18,745,861	74	50,271,286

Gross undiscounted claim liability	16,894	9,936	51,067	4,712,818	7,990,055	75	12,780,845
Discount, gross claim liability	(992)	(3,602)	(5,840)	(1,920,636)	(1,327,809)	(20)	(3,258,899)

Gross discounted claim liability before all subrogation and before reinsurance	15,902	6,334	45,227	2,792,182	6,662,246	55	9,521,946

Less:
Gross RMBS subrogation(1)	—	—	—	(162,702)	(2,483,689)	—	(2,646,391)
Discount, RMBS subrogation	—	—	—	10,338	62,801	—	73,139

Discounted RMBS subrogation, before reinsurance	—	—	—	(152,364)	(2,420,888)	—	(2,573,252)

Less:
Gross other subrogation(2)	—	(6)	(4)	(139,540)	(855,425)	—	(994,975)
Discount, other subrogation	—	1	—	34,990	81,056	—	116,047

Discounted other subrogation, before reinsurance	—	(5)	(4)	(104,550)	(774,369)	—	(878,928)

Gross discounted claim liability, net of all subrogation, before reinsurance	15,902	6,329	45,223	2,535,268	3,466,989	55	6,069,766

Less: Unearned premium reserves	(5,629)	(4,959)	(20,621)	(271,872)	(172,682)	—	(475,763)
Plus: Loss adjustment expenses reserves	—	—	—	—	95,556	—	95,556

Discounted claim liability reported on Balance Sheet, before reinsurance(3)	10,273	1,370	24,602	2,263,396	3,389,863	55	5,689,559

Reinsurance recoverable reported on Balance Sheet	1,191	14	1,224	139,347	16,321		158,097

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “Representation and Warranty Breaches by RMBS Transaction Sponsors” below for detailed discussion.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:
	Loss and loss expense reserve (net of potential remediation subrogation of $1,056,242)	$6,444,519
	Subrogation recoverable (includes gross potential remediation of $1,517,009)	(739,658)
	Other assets (within)	(15,302)

		$5,689,559

Surveillance Categories (at December 31, 2010)

	I/SL	IA	II	III	IV	V	Total
Number of policies	24	4	34	118	127	1	308
Remaining weighted-average contract period (in years)	5	9	17	19	9	10	14
Gross insured contractual payments outstanding:
Principal	$1,831,525	$198,460	$2,620,973	$17,723,814	$13,766,322	$47	$36,141,141
Interest	392,486	58,317	1,983,875	10,609,295	3,327,242	27	16,371,242

Total	$2,224,011	$256,777	$4,604,848	$28,333,109	$17,093,564	$74	$52,512,383

Gross undiscounted claim liability	$19,664	$9,952	$62,469	$4,195,891	$7,197,833	$75	$11,485,884
Discount, gross claim liability	(925)	(4,700)	13,974	(1,517,671)	(1,234,704)	(20)	(2,744,046)

Gross discounted claim liability before all subrogation and before reinsurance	$18,739	$5,252	$76,443	$2,678,220	$5,963,129	$55	$8,741,838

Less:
Gross RMBS subrogation(1)	—	—	—	—	(2,514,477)	—	(2,514,477)
Discount, RMBS subrogation	—	—	—	—	97,371	—	97,371

Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,417,106)	—	(2,417,106)

Less:
Gross other subrogation(2)	—	—	(11)	(629,022)	(1,033,055)	—	(1,662,088)
Discount, other subrogation	—	—	—	207,811	89,166	—	296,977

Discounted other subrogation, before reinsurance	—	—	(11)	(421,211)	(943,889)	—	(1,365,111)

Gross discounted claim liability, net of all subrogation, before reinsurance	18,739	5,252	76,432	2,257,009	2,602,134	55	4,959,621

Less: Unearned premium reserves	(9,095)	(3,959)	(49,782)	(289,408)	(149,235)	—	(501,479)
Plus: Loss adjustment expenses reserves	—	—	—	9,762	85,495	—	95,257

Discounted claim liability reported on Balance Sheet, before reinsurance(3)	9,644	1,293	26,650	1,977,363	2,538,394	55	4,553,399

Reinsurance recoverable reported on Balance Sheet	542	8	1,588	107,920	26,928	—	136,986

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “Representation and Warranty Breaches by RMBS Transaction Sponsors” below for detailed discussion.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:
	Loss and loss expense reserve (net of potential remediation subrogation of $714,679)	$5,288,655
	Subrogation recoverable (includes gross potential remediation of $1,702,427)	(714,270)
	Other assets (within)	(20,986)

		$4,553,399

Loss expense reserves were also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves, net of reinsurance, were $93,881 and $93,900 at June 30, 2011 and December 31, 2010, respectively. Loss reserves ceded to reinsurers at June 30, 2011 and December 31, 2010 were $148,605 and $128,993, respectively. Amounts were included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the six months ended June 30, 2011 and the year ended December 31, 2010:

	Six months Ended June 30, 2011	Year Ended December 31, 2010
Loss reserves at December 31, net of RMBS subrogation recoverable and reinsurance		$3,777,321
Impact of adopting ASU 2009-17		(503,887)

Beginning balance of net loss reserves, net of RMBS subrogation recoverable and reinsurance	4,424,450	3,273,434
Changes in the loss reserves due to:
Current year:
Establishment of new loss reserves, gross of RMBS subrogation and net of reinsurance	187,876	266,913
Claim (payments) recoveries, net of reinsurance	(649)	(874)
Establishment of RMBS subrogation recoveries, net of reinsurance	(217,666)	(342,979)

Total current year	(30,439)	(76,940)
Prior year:
Change in previously established loss reserves, gross of RMBS subrogation and net of reinsurance	1,050,745	822,848
Change in previously established RMBS subrogation recoveries, net of reinsurance	63,619	(26,864)
Claim payments, net of RMBS subrogation recoverable and reinsurance	30,902	(244,661)

Total prior year	1,145,266	551,323
Changes in loss reserves	1,114,827	474,383
Deconsolidation of certain VIEs under ASU 2009-17	—	676,633

Ending loss reserves, net of subrogation recoverable and reinsurance	$5,539,277	$4,424,450

Representation and Warranty Breaches by RMBS Transaction Sponsors:

In an effort to better understand the unprecedented levels of delinquencies, Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

include (i) increased levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken such actions as it has deemed viable to recover against the collateral, and the securitization has incurred losses to the extent such actions did not fully repay the borrower’s obligations. Generally, the sponsor of the transaction provided representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. Per the underlying transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties.

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. To effect a repurchase, depending on the transaction, the sponsor is obligated to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss (which in certain cases may exclude accrued unpaid interest). Notwithstanding the material breaches of representations and warranties, until the establishment of the Segregated Account and the associated Segregated Account Rehabilitation Proceedings, Ambac continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations and will resume paying such claims in accordance with the Rehabilitation Plan after the plan is effective. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for claim payments made in previous months. Notwithstanding the reimbursement of previous monthly claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall.

Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”); and (2) dollar amounts of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization (“adverse sample approach”). We do not include estimates of damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known; however, certain large financial institutions which have served as sponsors for certain transactions that Ambac has insured have disclosed that they have established reserves related to claims by financial guarantors and others for breaches of representations and warranties in RMBS transactions.

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool, based on a protocol developed by a statistical expert. For March 31, 2011 and prior periods the following approach was used:

•	A “breach rate” was computed by dividing (i) the loans identified in the sample as having breached representations and warranties by (ii) the total sample size.

•

Next, the estimated repurchase obligation was determined by multiplying the breach rate by the sum of (a) realized losses resulting from loan liquidations or charge-offs to date plus (b) the current unpaid loan pool balance (“CULPB”). The CULPB includes principal only on non-charged-off and non-liquidated loans, and the realized losses include principal, interest and unreimbursed servicer advances and/or trustee expenses on charged-off and liquidated loans. As a result, the CULPB and realized loss components, which were used in extrapolating the estimated repurchase obligation, do not precisely correspond to each sponsor’s contractual repurchase obligation as defined in the transaction documents. Nonetheless, the CULPB and realized loss components are provided through trustee reports we receive in the normal course of our surveillance of these transactions and was the best information we had available to

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

estimate the sponsor’s repurchase obligation under the random sample approach used for March 31, 2011 and prior periods.

•

Then, a realization factor (which incorporates Ambac’s views about the uncertainties surrounding the litigation process and/or settlement negotiation) was then applied to the estimated repurchase obligation to compute the undiscounted subrogation recovery. The realization factor was developed from a range of realization factors using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including (i) discussions with external legal counsel and their views on ultimate settlement, (ii) recent experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates.

•	Finally, a discount factor was applied to the undiscounted subrogation recovery to compute the estimated subrogation recovery.

Due to the nature of the sampling methodology used for March 31, 2011 and prior periods the subrogation recovery estimate Ambac has recorded based on the above-described random sample approach included all breached loans which Ambac believes the sponsor is contractually required to repurchase, including extrapolation to a loan pool which includes loans which have not defaulted, and, in fact, may not default in the future (i.e., performing loans). In theory, a loan that continues to perform in accordance with its terms through repayment should have little or no effect on Ambac’s anticipated claim payments, regardless of whether or not the sponsor repurchases the loan. In other words, since there will be sufficient cash flows to service the notes in either situation (i.e., whether cash is received from a sponsor loan repurchase or whether cash is received from the underlying performing loan), there should be no claim payment under Ambac’s insurance policy in respect of such loans. Nonetheless, Ambac may have recorded a subrogation recovery for certain performing loans because it believes the breaches of representations and warranties are so pervasive that a court would deem it impractical to have the sponsor re-underwrite every loan in a given transaction and repurchase only individual loans that have breached. Rather, Ambac believes there is precedent for the utilization of a statistical sampling and extrapolation methodology across a population to prove liability and damages where it would be impractical to make a determination on an individual loan basis. A recent court ruling in a similar suit unrelated to Ambac, but in the same jurisdiction in which Ambac has filed its litigation to date, supports the view that a sampling methodology is permissible. Ambac believes a court would likely award damages based on a reasonable methodology, such as our random sample approach, which damages would be either remitted directly to Ambac, placed in the securitization trust, or otherwise held under an arrangement for the benefit of the securitization trust; however, Ambac believes that under such an approach individual loans would not be repurchased from the trust. In either case, Ambac believes those damages would compensate Ambac for past and future claim payments. Consequently, since the sponsor is contractually obligated to repurchase those loans which breach representations and warranties regardless of whether they are current or defaulted, Ambac previously estimated its subrogation recoveries by applying the breach rate to both performing and defaulted loans.

Starting with the June 30, 2011 reporting period, Ambac revised its random sample approach by replacing the CULPB with estimated future collateral pool losses in the above-described calculation. Specifically, the estimated repurchase obligation in the second step above was developed by multiplying the breach rate by the sum of (a) realized losses resulting from loan liquidations or charge-offs to date plus (b) the estimated future collateral pool losses. While we believe both the previous and current random sample approaches are statistically valid, the current approach only extrapolates against the estimated population of adverse loans. No other changes were made to the random sample approach at June 30, 2011.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, or are in foreclosure, REO or bankruptcy. The estimated subrogation recovery under this approach represents 100% of the original principal balance of those specific loans identified as having not met the underwriting criteria or otherwise breaching representations and warranties (i.e., the adverse loans), multiplied by a discount factor using the same assumptions used for the discount factor in the random sample approach. For transactions subject to the adverse sample approach, given Ambac’s limitations in developing a statistically valid random sample and its belief that the subrogation estimate under this approach is inherently conservative (for reasons discussed below), Ambac did not attempt to develop probability-weighted alternative cash flow scenarios as it believes such results would not be meaningful. The three primary differences between this adverse sample approach and the random sample approach, discussed in the previous paragraphs, are as follows:

(i)	There is no extrapolation to the sum of realized losses and estimated future losses under the adverse sample approach. At June 30, 2011, the adverse sample approach is being used for 20 transactions that are with the same sponsor, which has limited access to loan files precluding the selection of statistically valid random sample from the entire loan pool. This is in contrast to the transactions subject to the random sample approach where Ambac’s access to individual loan files has not been limited and the Company, therefore, has been able to develop a statistically valid representative sample.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

(ii)	The adverse sample approach is based on the original principal balance rather than the principal balance at the time of default and liquidation or charge-off. Furthermore, it does not include other components of the sponsor’s contractual repurchase obligation where the sponsor is also obligated to repay accrued interest, servicer advances and/or trustee expenses. The adverse sample approach relies on individual loan level data where all of the components of the sponsor’s buyback obligation have not been specifically provided by the sponsor, or the sponsor’s buyback obligation is not easily estimable. For example, home equity lines of credit (HELOCs) are revolving loans whose principal balances may be higher or lower at the time of default and liquidation or charge-off than at the time of origination. However, given the limited information available to Ambac in estimating such principal balances at the time of liquidation or charge-off, the original principal balance was used in calculating subrogation recoveries. Another example is closed-end second lien RMBS where the interest due on a particular loan will be a function of the length of time of delinquency prior to liquidation or charge-off, and cannot be readily estimated. Incremental costs, including fees and servicer advances for such items as property taxes and maintenance, are likewise not readily estimatable.

(iii)	Unlike the random sample approach, for the adverse sample approach Ambac did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans selected represent only approximately 39% of the value of the impaired population of loans, only approximately 4% of the value of the original loans in the pool, and the breach rate in the sample was pervasive. In other words, because the adverse loans selected represent only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation.

Ambac has updated its estimated subrogation recoveries to $2,573,251 ($2,545,385 net of reinsurance) at June 30, 2011 from $2,417,106 ($2,391,335, net of reinsurance) at December 31, 2010. The balance of subrogation recoveries and the related claim liabilities at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	20	(2)	$1,856,248	$(872,927)	$983,321
Random samples	16	(3)	1,149,846	(1,700,324)	(550,478)

Totals	36		$3,006,094	$(2,573,251)	$432,843

	December 31, 2010
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	15	(2)	$1,644,488	$(719,448)	$925,040
Random samples	12	(3)	1,010,704.	(1,697,658)	(686,954)

Totals	27		$2,655,192	$(2,417,106)	$238,086

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,573,251 of subrogation recoveries recorded at June 30, 2011, $1,517,099 was included in “Subrogation recoverable” and $1,056,242 was included in “Loss and loss expense reserves.” Of the $2,417,106 of subrogation recoveries recorded at December 31, 2010, $1,702,426 was included in “Subrogation recoverable” and $714,679 was included in “Loss and loss expense reserves.”
(2)	Of these 20 (15 in 2010) transactions, 10 contractually require the sponsor to repurchase loans at the unpaid principal balance and 10 (5 in 2010) contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

(3)	Of these 16 (12 in 2010) transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 13 (9 in 2010) contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac estimates that it will take approximately three years from the initiation of litigation with the sponsor to ultimate resolution. These future subrogation cash flows are discounted at a risk-free rate of 2.26%.

Ambac has performed the above-mentioned, detailed examinations on a variety of second-lien and first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of seven sponsors represent the 36 transactions which have been reviewed as of June 30, 2011. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the financial institutional parent, each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would not seek to disclaim financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. In fact, we have witnessed to date, certain successor financial institutions make significant payments to certain claimants to settle breaches of representations and warranties perpetrated by sponsors that have been acquired by such financial institutions. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review other RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Below is the rollforward of RMBS subrogation for the period December 31, 2010 through June 30, 2011:

	Random sample	# of deals	Adverse Sample	# of deals
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2010	$1,697,658	12	$719,448	15

Changes recognized in 2011:
Additional transactions reviewed	128,590	4	91,866	5
Additional adverse sample loans reviewed	—	n/a	35,422	n/a
Loans repurchased by the sponsor	(22,899)	n/a	(8,247)	n/a

Subtotal of changes recognized in current period	105,691	n/a	119,041	n/a

Changes from re-estimation of opening balance:
Change in pre-recovery loss reserves	(103,025)	n/a	34,438	n/a
Discounted RMBS subrogation (gross of reinsurance) at June 30, 2011	$1,700,324	16	$872,927	20

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $824,536 and $1,821,856 in 2012 and 2013, respectively (gross of discounting and reinsurance in the

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

amount of $73,140 and $27,866, respectively). The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced and our stockholders’ deficit as of June 30, 2011 would increase from $2,073,981 to $4,619,366.

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

The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. The Company also has certain options to repurchase Ambac Assurance’s surplus notes at a discount to par value which are required to be accounted for as stand-alone derivatives. VIEs consolidated under ASC Topic 810 entered into derivative contracts to meet specified purposes within the securitization structure. Changes in fair value of consolidated VIE derivatives are included within Financial Guarantee: Income (loss) on variable interest entities on the Consolidated Statements of Operations. The notional for VIE derivatives outstanding as of June 30, 2011 and December 31, 2010 are as follows:

Type of VIE derivative	Notional
	June 30, 2011	December 31, 2010
Interest rate swaps—receive-fixed/pay-variable	$1,761,597	$1,711,881
Interest rate swaps—pay-fixed/receive-variable	5,252,922	6,291,763
Currency swaps	746,372	725,307
Credit derivatives	22,073	21,976

Derivatives for trading include credit derivatives issued as a form of financial guarantee, certain interest rate and currency swaps and futures contracts. Interest rate and currency swaps are also used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates.

Ambac determines that the amounts recognized for the right to reclaim cash collateral or futures margin or the obligation to return cash collateral are not at fair value and are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $55,541 and $281 as of June 30, 2011 and December 31, 2010, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $0 and $7,005 as of June 30, 2011 and December 31, 2010, respectively. The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists:

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
June 30, 2011:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$215,847
Interest rate swaps	Derivative assets	330,023	Derivative liabilities	161,107
	Derivative liabilities	17,793	Derivative assets	101,843
Currency swaps	Derivative assets	—	Derivative liabilities	4,976
Futures contracts	Derivative assets	—	Derivative liabilities	672
Other contracts	Derivative assets	—	Derivative liabilities	104

Total derivatives held for trading		347,816		484,549

Call options on long-term debt	Derivative assets	20,770	Derivative liabilities	—

Total derivatives		$368,586		$484,549

Variable Interest Entities
Credit derivatives	VIE - Derivative assets	$—	VIE - Derivative liabilities	$—
Currency swaps	VIE - Derivative liabilities	14,792	VIE - Derivative liabilities	115,921
Interest rate swaps	VIE - Derivative liabilities	5,864	VIE - Derivative liabilities	1,276,591

		$20,656		$1,392,512

December 31, 2010:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$221,684
Interest rate swaps	Derivative assets	408,299	Derivative liabilities	124,932
	Derivative liabilities	4,756	Derivative assets	129,185
Currency swaps	Derivative assets	—	Derivative liabilities	6,699
Futures contracts	Derivative assets	11,185	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	232

Total derivatives held for trading		424,240		482,732

Call options on long-term debt	Derivative assets	—	Derivative liabilities	—

Total derivatives		$424,240		$482,732

Variable Interest Entities
Credit derivatives	VIE - Derivative assets	$4,511	VIE - Derivative liabilities	$—
Currency swaps	VIE - Derivative liabilities	26,577	VIE - Derivative liabilities	105,037
Interest rate swaps	VIE - Derivative liabilities	2,203	VIE - Derivative liabilities	1,503,863

		$33,291		$1,608,900

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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

In a small number of transactions, Ambac is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are 16 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $806,583 and a net liability fair value of $3,716 as of June 30, 2011. These transactions are primarily in the form of CLOs written between 2002 and 2005.

Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by Ambac are insured by Ambac Assurance. None of our outstanding credit derivative transactions at June 30, 2011 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

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

The following tables summarize the net par outstanding for CDS contracts, by Ambac rating, for each major category as of June 30, 2011 and December 31, 2010:

June 30, 2011

Ambac Rating	CLO	Other	Total
AAA	$230,141	$2,021,600	$2,251,741
AA	8,026,333	1,102,431	9,128,764
A	2,561,081	2,539,595	5,100,676
BBB	—	549,276	549,276
Below investment grade	—	341,543	341,543

	$10,817,555	$6,554,445	$17,372,000

December 31, 2010

Ambac Rating	CLO	Other	Total
AAA	$282,294	$2,209,540	$2,491,834
AA	8,323,435	1,237,993	9,561,428
A	2,955,030	2,851,213	5,806,243
BBB	31,938	627,021	658,959
Below investment grade	—	247,890	247,890

	$11,592,697	$7,173,657	$18,766,354

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The tables below summarize information by major category as of June 30, 2011 and December 31, 2010:

June 30, 2011

	CLO	Other	Total
Number of CDS transactions	54	25	79
Remaining expected weighted-average life of obligations (in years)	2.9	6.2	4.1
Gross principal notional outstanding	$10,817,555	$6,554,445	$17,372,000
Net derivative liabilities at fair value	$(60,759)	$(155,088)	$(215,847)

December 31, 2010

	CLO	Other	Total
Number of CDS transactions	59	30	89
Remaining expected weighted-average life of obligations (in years)	3.4	4.4	3.8
Gross principal notional outstanding	$11,592,697	$7,173,657	$18,766,354
Net derivative liabilities at fair value	$(70,467)	$(151,217)	$(221,684)

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

Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms or in connection with a negotiated termination of a contract. There were no paid losses on credit derivative contracts during the three and six month periods ended June 30, 2011. Paid losses included in realized gains and losses and other settlements were $2,789,299 and $2,789,037 for the three and six months ended June 30, 2010, respectively. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled. Refer to Note 11 for a detailed description of the components of our credit derivative contracts’ fair value.

Although CDS contracts are accounted for at fair value in accordance with ASC Topic 815, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group using the guidelines described above. As of June 30, 2011, there are three CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $21,363 and total notional principal outstanding of $240,728. As of December 31, 2010, there were three CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $23,148 and a total notional principal outstanding of $247,890.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom. As of June 30, 2011 and December 31, 2010 the notional amounts of AFS’s trading derivative products are as follows:

Type of derivative	Notional June 30, 2011	Notional December 31, 2010
Interest rate swaps—receive-fixed/pay-variable	$1,569,005	$1,798,704
Interest rate swaps—pay-fixed/receive-variable	4,326,141	3,802,086
Interest rate swaps—basis swaps	231,250	231,250
Currency swaps	25,481	35,971
Futures contracts	107,500	290,000
Other contracts	137,410	154,045

The following tables summarize the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Three months ended June 30, 2011	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Three months ended June 30, 2010
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$24,287	$202,182
Financial Services derivatives products:
Interest rate swaps	Derivative products	(57,952)	(37,336)
Currency swaps	Derivative products	(354)	1,875
Futures contracts	Derivative products	(7,307)	(35,184)
Other derivatives	Derivative products	21	(312)

Total Financial Services derivative products		(65,592)	(70,957)

Total derivative contracts held for trading purposes		$(41,305)	$131,225

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Six months ended June 30, 2011	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Six months ended June 30, 2010
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$15,384	$35,042
Financial Services derivatives products:
Interest rate swaps	Derivative products	(34,260)	(15,707)
Currency swaps	Derivative products	(556)	(70,238)
Futures contracts	Derivative products	(9,875)	(43,424)
Other derivatives	Derivative products	103	185

Total Financial Services derivative products		(44,588)	(129,184)

Total derivative contracts held for trading purposes		$(29,204)	$(94,142)

Derivative Contracts used for Non-Trading and Hedging Purposes:

Interest rate and currency swaps have been used to manage specified risks of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. These risks exist within the investment agreement business primarily related to differences in coupon interest terms between investment agreement contracts and invested assets that support those contracts. There were no designated hedges in effect under ASC Topic 815 subsequent to December 31, 2009. Additionally, the remaining derivative contracts that were not designated hedges under ASC Topic 815, but were considered by management to be for non-trading and hedging purposes, expired during 2010, resulting in a gain of $1,156, included in “Net mark-to-market gains (losses) on non-trading derivative contracts” for the six months ended June 30, 2010.

Net gains (losses) recognized on such contracts recognized as part of net mark-to-market gains (losses) on non-trading derivative contracts was $0 and ($11,556) for the three months ended June 30, 2011 and 2010, respectively, and $0 and ($15,451) for the six months ended June 30, 2011 and 2010, respectively.

Call Option on Long-Term Debt

Ambac Assurance has certain contractual options to repurchase its surplus notes at a discount to their par value, and are considered stand-alone derivatives. The surplus notes were issued in connection with a settlement agreement with certain counterparties to credit default swaps in June 2010 and are classified under Long-term debt on the Consolidated Balance Sheets. The amount of surplus notes that may be repurchased under these options is $500,000 at June 30, 2011 and December 31, 2010. The fair value of the options was $20,770 and $0 as of June 30, 2011 and December 31, 2010, respectively. Gains of $4,045 and $0 from the change in fair value of the call options were recognized within Financial Guarantee: Other income (loss) in the Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, respectively, and $20,770 and $0 for the six months ended June 30, 2011 and 2010, respectively.

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

As of June 30, 2011 and December 31, 2010, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $62,794 and $31,739, respectively, related to which Ambac had posted assets as collateral with a fair value of $140,104 and $123,519, respectively. All such ratings-based contingent features have been triggered as of June 30, 2011, requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on June 30, 2011, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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

As of June 30, 2011 and December 31, 2010, the liability for unrecognized tax benefits is approximately $23,150 and $23,050, respectively. Included in these balances at June 30, 2011, and December 31, 2010 are $23,150 and $23,050, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the six months ended June 30, 2011 and 2010, Ambac recognized interest of approximately $100 and $100 respectively. During the three months ended June 30, 2011 and 2010, Ambac recognized interest of approximately $50 and $50 respectively. Ambac had approximately $15,320 and $15,220 for the payment of interest accrued at June 30, 2011 and December 31, 2010, respectively.

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of June 30, 2011 a full valuation allowance of $2,700,000 has been established against the deferred tax asset. As of December 31, 2010, the company had a valuation allowance of $2,411,107.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The amortized cost and estimated fair value of investments, excluding VIE investments, at June 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
June 30, 2011 Fixed income securities:
Municipal obligations	$1,889,072	$87,183	$1,936	$1,974,319	$—
Corporate obligations	973,552	54,489	14,810	1,013,231	—
Foreign obligations	93,163	4,810	—	97,973	—
U.S. government obligations	92,743	325	47	93,021	—
U.S. agency obligations	81,333	6,419	—	87,752	—
Residential mortgage-backed securities	1,187,927	426,662	45,155	1,569,434	347
Collateralized debt obligations	43,776	118	2,520	41,374	—
Other asset-backed securities	988,852	36,998	29,977	995,873	—
Short-term	1,066,353	—	—	1,066,353	—
Other	100	—	—	100	—

	6,416,871	617,004	94,445	6,939,430	347

Fixed income securities pledged as collateral:
U.S. government obligations	127,885	4,894	—	132,779	—
Residential mortgage-backed securities	6,424	901	—	7,325	—

Total collateralized investments	134,309	5,795	—	140,104	—

Total investments	$6,551,180	$622,799	$94,445	$7,079,534	$347

December 31, 2010 Fixed income securities:
Municipal obligations	$1,878,857	$54,093	$11,614	$1,921,336	$—
Corporate obligations	897,670	44,015	23,777	917,908	—
Foreign obligations	113,127	5,328	—	118,455	—
U.S. government obligations	153,609	3,299	35	156,873	—
U.S. agency obligations	81,696	6,598	—	88,294	—
Residential mortgage-backed securities	1,239,107	300,302	40,717	1,498,692	1,111
Collateralized debt obligations	40,997	391	9,132	32,256	—
Other asset-backed securities	1,019,894	28,274	43,857	1,004,311	—
Short-term	991,567	—	—	991,567	—
Other	100	—	—	100	—

	6,416,624	442,300	129,132	6,729,792	1,111

Fixed income securities pledged as collateral:
U.S. government obligations	113,232	2,170	—	115,402	—
Residential mortgage-backed securities	7,686	431	—	8,117	—

Total collateralized investments	120,918	2,601	—	123,519	—

Total investments	$6,537,542	$444,901	$129,132	$6,853,311	$1,111

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of June 30, 2011 and December 31, 2010.

Foreign obligations at June 30, 2011 and December 31, 2010 consist primarily of government issued securities which are denominated in Pounds Sterling and held by Ambac Assurance UK, Limited.

The amortized cost and estimated fair value of investments, excluding VIE investments, at June 30, 2011, by contractual maturity, were as follows:

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

	Amortized Cost	Estimated Fair Value
Due in one year or less	$916,351	$918,969
Due after one year through five years	694,802	732,161
Due after five years through ten years	970,795	1,018,219
Due after ten years	1,742,253	1,796,179

	4,324,201	4,465,528
Residential mortgage-backed securities	1,194,351	1,576,759
Collateralized debt obligations	43,776	41,374
Other asset-backed securities	988,852	995,873

	$6,551,180	$7,079,534

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2011:
Fixed income securities:
Municipal obligations.	$90,280	$1,025	$16,114	$911	$106,394	$1,936
Corporate obligations	64,782	1,989	201,740	12,821	266,522	14,810
U.S. government obligations	4,639	47	—	—	4,639	47
Residential mortgage-backed securities	70,550	4,392	113,788	40,763	184,338	45,155
Collateralized debt obligations	—	—	14,713	2,520	14,713	2,520
Other asset-backed securities	49,468	301	272,291	29,676	321,759	29,977

Total temporarily impaired securities	$279,719	$7,754	$618,646	$86,691	$898,365	$94,445

December 31, 2010:
Fixed income securities:
Municipal obligations.	$281,760	$7,633	$33,946	$3,981	$315,706	$11,614
Corporate obligations	51,806	1,691	212,417	22,086	264,223	23,777
U.S. government obligations	4,981	35	—	—	4,981	35
Residential mortgage-backed securities	22,180	537	127,782	40,180	149,962	40,717
Collateralized debt obligations	—	—	30,433	9,132	30,433	9,132
Other asset-backed securities	101,950	1,515	440,731	42,342	542,681	43,857

Total temporarily impaired securities	$462,677	$11,411	$845,309	$117,721	$1,307,986	$129,132

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
(Dollars in thousands, except share data)

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

Management has determined that the unrealized losses reflected in the table above are temporary in nature as of June 30, 2011 and December 31, 2010 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. As of June 30, 2011 and December 31, 2010, management has not asserted an intent to sell any securities from its portfolio. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of June 30, 2011 and December 31, 2010, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition or last impairment. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at June 30, 2011, $155,422 of the total fair value and $35,349 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2010, $110,120 of the total fair value and $31,521 of the unrealized loss related to below investment grade securities and non-rated securities.

Corporate obligations:

The decrease in gross unrealized losses on corporate obligations during the six months ended June 30, 2011, is primarily the result of a decrease in credit spreads on life insurers. Of the $12,821 of unrealized losses on corporate obligations greater than 12 months, one security comprises $7,551 of the total. This security, which was purchased in multiple lots, is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 23-42 months. The unrealized loss on this security is the result of general credit spread widening on life insurers since the date of purchase. Given the insured rating of AA- and investment grade underlying rating, management believes that timely receipt of all principal and interest is probable.

Residential mortgage-backed securities:

The gross unrealized loss on mortgage-backed securities as of June 30, 2011 is primarily related to Alt-A residential mortgage-backed securities. Of the $40,763 of unrealized losses on mortgage-backed securities for greater than 12 months, $40,735 or 99.9% is attributable to 16 individual Alt-A securities. These individual securities have been in an unrealized loss position for 42 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices, recent recession and weak economic conditions in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than at the time the securities were purchased.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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

Other asset-backed securities:

The decrease in gross unrealized losses on other asset-backed securities during the six months ended June 30, 2011 is the result of improved market liquidity for certain higher quality, shorter term consumer asset-backed securities. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. Ambac determined that there is sufficient credit enhancement to mitigate current market stresses. Management believes that the timely receipt of all principal and interest from other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized investment gains (losses) and other-than-temporary impairments included in earnings for the three and six months ended June 30, 2011 and 2010:

	Three-months ended June 30,		Six-months ended June 30,
	2011	2010	2011	2010
Gross realized gains on securities	$645	$22,128	$4,254	$152,653
Gross realized losses on securities	(3,487)	(10,870)	(4,349)	(85,870)
Net gains on investment agreement terminations	3,119	73,511	3,119	73,516
Foreign exchange gains (losses)	314	(656)	17	363

Net realized gains excluding other-than-temporary impairments	591	84,113	3,041	140,662
Net other-than-temporary impairments(1)	(17,578)	(10,566)	(19,291)	(41,915)
Gain on extinguishment of debt	—	10,693	—	10,693

Total net realized (losses) gains and other-than-temporary impairments included in earnings	$(16,987)	$84,240	$(16,250)	$109,440

(1)	Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

Other-than-temporary impairment charges to earnings were $17,578 and $19,291 for the three and six months ended June 30, 2011, respectively. These losses primarily resulted from adverse changes to projected cash flows on securities guaranteed by Ambac Assurance. As further described in Note 1, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. Claim payments under Segregated Account policies have remained suspended throughout the first six months of 2011. Further, changes in the estimated effective date of the Segregated Account Rehabilitation Plan and resumption of claim payments thereunder have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during the three and six months ended June 30, 2011. Other-than-temporary impairment charges were $10,566 and $41,915 for the three and six months ended June 30, 2010, respectively. Charges in 2010 included $6,735 and $24,768 for the three and six months ended June 30, respectively, related to credit losses on securities guaranteed by Ambac Assurance arising from the impact of the Segregated Account Rehabilitation Plan on projected cash flows. Additionally, other-than-temporary impairment charges of $3,831 and $17,147 for the three and six months ended June 30, 2010, respectively, related to securities that management intended to sell primarily to meet liquidity needs at that time.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

As of June 30, 2011, management has not asserted an intent to sell any securities from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of June 30, 2011:

Credit Impairment
Balance as of January 1, 2011	$139,766
Additions for credit impairments recognized on(1):
Securities not previously impaired	18,433
Securities previously impaired	858
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—

Balance as of June 30, 2011	$159,057

(1)	These additions are included in the Financial Guarantee net other-than-temporary impairment losses recognized in earnings of $19,291 in the Consolidated Statements of Operations.

Collateral and Deposits with Regulators:

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)	Cash and securities held in Ambac’s investment portfolio – Ambac pledges assets it holds in its investment portfolio to investment and payment agreement counterparties, and derivative counterparties. Securities pledged to investment agreement counterparties may not then be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

(2)	Cash and securities pledged to Ambac under derivative agreements – Ambac may re-pledge securities it holds from certain derivative counterparties to other derivative counterparties in accordance with its rights and obligations under those agreements. The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at June 30, 2011 and December 31, 2010:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
June 30 2011:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$804,775	$609,130	$195,645

Cash and securities pledged from its derivative counterparties	—	—	—

December 31, 2010:
Sources of Collateral:

Cash and securities pledged directly from the investment portfolio	$962,919	$846,124	$116,795

Cash and securities pledged from its derivative counterparties	7,005	—	7,005

Securities carried at $6,970 and $6,947 at June 30, 2011 and December 31, 2010, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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

Information provided below for “Corporate and Other” relates to (i) investment advisory, consulting and research services to the structured credit markets from RangeMark in 2010, and (ii) corporate activities, including interest income on the investment portfolio (2011 and 2010) and activities related to debentures in 2010. Corporate and other revenue from unaffiliated customers consists primarily of income from investments. The following table is a summary of financial information by reportable segment as of and for the three and six months ended June 30, 2011 and 2010:

Three months ended June 30,	Financial Guarantee	Financial Services	Corporate and Other	Inter- segment Eliminations	Consolidated
2011:
Revenues:
Unaffiliated customers	$203,089	$(54,966)	$72	$—	$148,195
Inter-segment	1,407	(1,336)	—	(71)	—

Total revenues	$204,496	$(56,302)	$72	$(71)	$148,195

Income before income taxes:
Unaffiliated customers	$(34,791)	$(59,697)	$(918)	$—	$(95,406)
Inter-segment	341	(328)	157	(170)	—

Total income before income taxes	$(34,450)	$(60,025)	$(761)	$(170)	$(95,406)

Total assets	$26,588,040	$1,291,736	$60,653	$—	$27,940,429

2010:
Revenues:
Unaffiliated customers	$380,219	$(10,899)	$11,850	$—	$381,170)
Inter-segment	(217,728)	217,815	2,808	(2,895)	—

Total revenues	$162,491	$206,916	$14,658	$(2,895)	$381,170

Income before income taxes:
Unaffiliated customers	$(8,924)	$(18,380)	$(30,392)	$—	$(57,696)
Inter-segment	(223,122)	219,365	3,757	—	—

Total income before income taxes	$(232,046)	$200,985	$(26,635)	$—	$(57,696)

Total assets	$28,198,706	$1,755,353	$101,726	$—	$30,055,785

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Six months ended June 30,	Financial Guarantee	Financial Services	Corporate and Other	Inter- segment Eliminations	Consolidated
2011:
Revenues:
Unaffiliated customers	$378,100	$(26,771)	$149	$—	$351,478
Inter-segment	24,086	(23,941)	—	(145)	—

Total revenues	$402,186	$(50,712)	$149	$(145)	$351,478

Income before income taxes:
Unaffiliated customers	$(849,872)	$(36,307)	$(1,318)	$—	$(887,497)
Inter-segment	21,631	(22,154)	693	(170)	—

Total income before income taxes	$(828,241)	$(58,461)	$(625)	$(170)	$(887,497)

Total assets	$26,588,040	$1,291,736	$60,653	$—	$27,940,429

2010:
Revenues:
Unaffiliated customers	$(68,936)	$(61,187)	$12,154	$—	$(117,969)
Inter-segment	(186,096)	186,287	2,808	(2,999)	—

Total revenues	$(255,032)	$125,100	$14,962	$(2,999)	$(117,969)

Income before income taxes:
Unaffiliated customers	$(597,727)	$(77,729)	$(72,195)	$—	$(747,651)
Inter-segment	(193,617)	189,165	4,452	—	—

Total income before income taxes	$(791,344)	$111,436	$(67,743)	$—	$(747,651)

Total assets	$28,198,706	$1,755,353	$101,726	$—	$30,055,785

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(210,913)	$78,648	$17,717	$1,167	$117,961	$145,145
United Kingdom	18,151	11,853	1,535	(20,301)	20,864	9,895
Other international	(15,312)	8,770	5,035	(22,601)	28,180	47,141

Total	$(208,074)	$99,271	$24,287	$(41,735)	$167,005	$202,181

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(355,179)	$150,129	$10,518	$(113,544)	$214,237	$(79,895)
United Kingdom	10,883	22,786	853	(29,090)	33,168	14,752
Other international	(23,989)	18,155	4,013	(48,501)	44,831	100,185

Total	$(368,285)	$191,070	$15,384	$(191,135)	$292,236	$35,042

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

(11) Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and disclosures about fair value measurements.

The carrying amount and estimated fair value of financial instruments are presented below:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities(1)	$5,872,977	$5,872,977	$5,738,125	$5,738,125
Fixed income securities pledged as collateral(1)	140,104	140,104	123,519	123,519
Short-term investments	1,066,353	1,066,353	991,567	991,567
Other investments	100	100	100	100
Cash and cash equivalents	17,379	17,379	9,497	9,497
Restricted cash	2,500	2,500	2,500	2,500
Loans	20,271	21,835	20,167	21,706
Derivative assets	248,950	248,950	290,299	290,299
Other assets	18,451	18,451	17,909	17,909
Variable interest entity assets:
Fixed income securities	2,023,513	2,023,513	1,904,361	1,904,361
Restricted cash	48,319	48,319	2,098	2,098
Loans	14,651,253	14,627,143	16,005,066	15,990,120
Derivative assets	—	—	4,511	4,511
Financial liabilities:
Obligations under investment, repurchase and payment agreements	$590,497	$596,643	$805,632	$811,263
Liabilities subject to compromise	1,622,189	125,553	1,622,189	115,201
Long-term debt	217,345	554,675	208,260	270,600
Derivative liabilities	364,913	364,913	348,791	348,791
Liability for net financial guarantees written	6,904,293	2,282,955	5,977,077	1,638,181
Variable interest entity liabilities:
Long-term debt	15,496,820	15,459,596	16,101,026	16,073,110
Derivative liabilities	1,371,856	1,371,856	1,580,120	1,580,120

(1)	See breakout of fixed income securities in Note 9.

Fair value Hierarchy:

ASC Topic 820 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with ASC Topic 820, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1	–	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US
Treasury securities, exchange traded futures contracts, variable rate demand obligations, money market funds and mutual funds.

• Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model- derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include direct investments in fixed income securities representing municipal, asset-backed and corporate obligations, financial services derivatives (including certain interest rate and currency swap derivatives), certain credit derivative contracts and most long-term debt of variable interest entities consolidated under ASC Topic 810.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

• Level 3	–	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This
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

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
June 30, 2011
Financial assets:
Fixed income securities:
Municipal obligations	$—	$1,974,319	$—	$1,974,319
Corporate obligations	—	1,005,263	7,968	1,013,231
Foreign obligations	—	97,973	—	97,973
U.S. government obligations	93,021	—	—	93,021
U.S. agency obligations	—	86,768	984	87,752
Residential mortgage-backed securities	—	1,569,434	—	1,569,434
Collateralized debt obligations	—	26,661	14,713	41,374
Other asset-backed securities	—	836,105	159,768	995,873
Short term investments	1,066,353	—	—	1,066,353
Fixed income securities, pledged as collateral:
U.S. government obligations	132,779	—	—	132,779
Residential mortgage-backed securities	—	7,325	—	7,325
Cash and cash equivalents	17,379	—	—	17,379
Restricted cash	2,500	—	—	2,500
Derivative assets:
Interest rate swaps—asset position	—	162,428	167,595	330,023
Interest rate swaps—liability position	—	(79)	(101,764)	(101,843)
Future contracts	—	—	—	—
Call options on long-term debt	—	—	20,770	20,770
Other assets	—	—	18,451	18,451
Variable interest entity assets:
Fixed income securities:
Corporate obligations	—	—	2,023,513	2,023,513
Restricted cash	48,319	—	—	48,319
Loans	—	—	14,442,912	14,442,912

Total financial assets	$1,360,351	$5,766,197	$16,754,910	$23,881,458

Financial liabilities:
Derivative liabilities:
Credit derivatives	$—	$—	$215,847	$215,847
Interest rate swaps—asset position	—	—	(17,793)	(17,793)
Interest rate swaps— liability position	—	10,274	150,834	161,108
Futures contracts	672	—	—	672
Currency swaps	—	4,976	—	4,976
Other contracts	—	104	—	104
Variable interest entity liabilities:
Long-term debt	—	12,966,165	2,310,972	15,277,137
Derivative liabilities:
Interest rate swaps—asset position	—	(5,864)	—	(5,864)
Interest rate swaps—liability position	—	1,276,591	—	1,276,591
Currency swaps—asset position	—	(14,792)	—	(14,792)
Currency swaps—liability position	—	115,921	—	115,921

Total financial liabilities	$672	$14,353,375	$2,659,860	$17,013,907

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

	Level 1	Level 2	Level 3	Total
December 31, 2010
Financial assets:
Fixed income securities:
Municipal obligations	$—	$1,921,336	$—	$1,921,336
Corporate obligations	—	909,839	8,069	917,908
Foreign obligations	—	118,455	—	118,455
U.S. government obligations	156,873	—	—	156,873
U.S. agency obligations	—	87,097	1,197	88,294
Residential mortgage-backed securities	—	1,498,692	—	1,498,692
Collateralized debt obligations	—	1,823	30,433	32,256
Other asset-backed securities	—	844,838	159,473	1,004,311
Short term investments	991,567	—	—	991,567
Fixed income securities, pledged as collateral:
U.S. government obligations	115,402	—	—	115,402
Residential mortgage-backed securities	—	8,117	—	8,117
Cash and cash equivalents	9,497	—	—	9,497
Restricted cash	2,500	—	—	2,500
Derivative assets:
Interest rate swaps—asset position	—	142,842	265,457	408,299
Interest rate swaps—liability position	—	(105)	(129,080)	(129,185)
Future contracts	11,185	—	—	11,185
Other assets	—	—	17,909	17,909
Variable interest entity assets:
Fixed income securities:
Corporate obligations	—	—	1,904,361	1,904,361
Restricted cash	2,098	—	—	2,098
Loans	—	—	15,800,918	15,800,918
Derivative assets:
Credit derivatives	—	—	4,511	4,511

Total financial assets	$1,289,122	$5,532,934	$18,063,248	$24,885,304

Financial liabilities:
Derivative liabilities:
Credit derivatives	$—	$—	$221,684	$221,684
Interest rate swaps—asset position	—	—	(4,756)	(4,756)
Interest rate swaps— liability position	—	9,550	115,382	124,932
Futures contracts	—	—	—	—
Currency swaps	—	6,699	—	6,699
Other contracts	—	232	—	232
Variable interest entity liabilities:
Long-term debt	—	14,029,345	1,856,366	15,885,711
Derivative liabilities:
Interest rate swaps—asset position	—	(2,203)	—	(2,203)
Interest rate swaps—liability position	—	1,503,863	—	1,503,863
Currency swaps—asset position	—	(26,577)	—	(26,577)
Currency swaps—liability position	—	105,037	—	105,037

Total financial liabilities	$—	$15,625,946	$2,188,676	$17,814,622

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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

The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Market disruptions make valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. We believe the potential for differences in third-party pricing levels is particularly significant with respect to residential mortgage-backed and certain other asset-backed securities held in our investment portfolio and referenced in our credit derivative portfolio, due to the low levels of recent trading activity for such securities. In addition, the use of internal valuation models may require assumptions about hypothetical or inactive markets. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value.

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, derivative instruments, including the call options on long-term debt, most variable interest entity assets and liabilities and equity interests in Ambac sponsored special purpose entities.

We reflect Ambac’s own creditworthiness in the fair value of financial liability by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline in Ambac’s creditworthiness as perceived by market participants will generally result in a higher CVA, thereby lowering the fair value of Ambac’s financial liabilities as reported.

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At June 30, 2011, approximately 6%, 91%, and 3% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. At December 31, 2010, approximately 7%, 90%, and 3% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively.

Third party quotes represent the only input to the reported fair value of Level 2 fixed income securities. Fixed income securities are classified as Level 3 when the fair value is internally modeled. Information about the valuation inputs for fixed income securities classified as Level 3 is included below:

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the valuation at June 30, 2011 and December 31, 2010 include the following weighted averages:

June 30, 2011

a.	Coupon rate: 0.60%

b.	Maturity: 21.95 years

c.	Yield: 6.55%

December 31, 2010

a.	Coupon rate: 0.60%

b.	Maturity: 22.44 years

c.	Yield: 6.50%

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at June 30, 2011 and December 31, 2010 include the following weighted averages:

June 30, 2011

a.	Coupon rate: 6.88%

b.	Maturity: 0.38 years

c.	Yield: 2.40%

December 31, 2010

a.	Coupon rate: 6.88%

b.	Maturity: 0.37 years

c.	Yield: 3.11%

Collateralized debt obligations (“CDO”): Securities are floating rate senior notes with the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at June 30, 2011 and December 31, 2010 include the following weighted averages:

June 30, 2011

a.	Coupon rate: 0.82%

b.	Maturity: 1.91 years

c.	Yield: 11.45%

December 31, 2010

a.	Coupon rate: 0.84%

b.	Maturity: 14.67 years

c.	Yield: 10.33%

Asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at June 30, 2011 and December 31, 2010 include the following weighted averages:

June 30, 2011

a.	Coupon rate: 0.90%

b.	Maturity: 6.16 years

c.	Yield: 3.82%

December 31, 2010

a.	Coupon rate: 0.94%

b.	Maturity: 6.58 years

c.	Yield: 4.31%

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Derivative Instruments:

Ambac’s derivative instruments comprise interest rate, currency, and credit default swaps, exchange traded futures contracts and call options to repurchase Ambac Assurance surplus notes. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of net credit derivative liabilities was reduced by $647,540 at June 30, 2011, and $886,735 at December 31, 2010, as a result of incorporating a CVA on Ambac Assurance into the valuation model for these transactions. Interest rate swaps, currency swaps or other derivative liabilities may also require an adjustment to fair value to reflect Ambac Assurance’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities were reduced by $69,220 at June 30, 2011, and $68,772 at December 31, 2010, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

As described further below, certain valuation models require other inputs that are not readily observable in the market. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market.

For derivatives that are less complex and trade in liquid markets or may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate and currency swaps, we utilize vendor-developed models. These models provide the net present value of the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the financial services derivatives, beginning 2008 have increased collateral requirements and triggered termination provisions in certain interest rate and currency swaps. Increased termination activity since the initial rating downgrades of Ambac Assurance has provided additional information about the current replacement and/or exit value of our financial services derivatives, which may not be fully reflected in our vendor-models but has been incorporated into the fair value of these derivatives at June 30, 2011 and December 31, 2010. These fair value adjustments are applied to individual groups of derivatives based on common attributes such as counterparty type and credit condition, term to maturity, derivative type and net present value. Generally, the need for counterparty (or Ambac) CVAs is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments.

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
(Dollars in thousands, except share data)

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 90% of CDS gross par outstanding and 94% of the CDS derivative liability as of June 30, 2011.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as had been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 10% of CDS gross par outstanding and 6% of the CDS derivative liability as of June 30, 2011.

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
(Dollars in thousands, except share data)

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

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Through March 31, 2010, the Ambac CVA was calculated by adjusting the discount rate used in the CDS present value calculations. Specifically, the discount rate used for the present value calculations described above was LIBOR plus Ambac’s credit spread as observed from quotes of the cost to purchase credit protection on Ambac Assurance. By incorporating the market cost of credit protection on Ambac into the discount rate, the fair value of Ambac’s liability (or the asset from the perspective of the credit protection buyer) will be decreased by an amount that reflects the market’s pricing of the risk that Ambac will not have the ability to pay. The widening of Ambac’s own credit spread cannot result in our recognition of an asset on a CDS contract. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. Late in March 2010, Ambac Assurance credit default swap pricing became unobservable following ISDA’s declaration of an event of default on such contracts. Therefore the Ambac CVA subsequent to March 31, 2010 could not utilize the same market inputs as had been used previously. Since June 30, 2010, the Ambac CVA has been a percentage applied to the estimated CDS liability fair value calculated as described above, but using only LIBOR in the present value calculations. The Ambac CVA was estimated using relevant data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010), updated over time based on changes in quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations, and (beginning March 31, 2011) the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA percentage used in the valuation of CDS liabilities was 75% and 80% as of June 30, 2011 and December 31, 2010, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, or when Ambac has a CDS asset arising from reinsured CDS exposure, those hypothetical future CDS fees are discounted at a rate which does not incorporate Ambac’s own spread but rather incorporates our counterparty’s credit spread (i.e. the discount rate used to value purchased credit derivative protection is LIBOR plus the current credit spread of the protection provider).

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given bond type, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made during 2011 or 2010. Ambac is not transacting CDS business currently and other guarantors have stated they have exited this product. Although relevant new transactions are not occurring in the financial guarantee marketplace, we have entered into negotiated settlements of CDS contracts in recent quarters. These settlements have primarily related to our written CDS on CDO of ABS transactions, all of which were terminated as of June 30, 2010. Because of the significant differences between the CDO of ABS transactions compared to the other CDS remaining in the portfolio, including the generally lower credit quality, we do not believe the settlements of these transactions provided information that warrants adjustment to the fair value model of CDS.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and receivable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $17,372,000 and $18,766,354 at June 30, 2011 and December 31, 2010, respectively.

Credit derivative liabilities at June 30, 2011 and December 31, 2010 had a combined fair value of $215,847 and $221,684, respectively, and related to underlying reference obligations that are classified as either CLOs or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives as of June 30, 2011 and December 31, 2010 is summarized below:

As of June 30, 2011
	CLOs	Other(1)
Notional outstanding	$10,817,555	$4,626,428
Weighted average reference obligation price	93.6	87.3
Weighted average life (WAL) in years	2.9	4.8
Weighted average credit rating	AA-	A+
Weighted average relative change ratio	34.5%	38.1%
CVA percentage	75%	75%
Fair value of derivative liabilities	$60,759	$71,564

As of December 31, 2010
	CLOs	Other(1)
Notional outstanding	$11,592,697	$4,996,193
Weighted average reference obligation price	91.2	85.2
Weighted average life (WAL) in years	3.4	4.1
Weighted average credit rating	AA-	A+
Weighted average relative change ratio	34.4%	38%
CVA percentage	80%	80%
Fair value of derivative liabilities	$70,467	$72,692

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $1,928,017, WAL of 9.5 years and liability fair value of $83,524 as of June 30, 2011. Other inputs to the valuation of these transactions at June 30, 2011 include weighted average quotes of 17% of notional, weighted average rating of A+ and Ambac CVA percentage of 75%. As of December 31, 2010, these contracts had a combined notional outstanding of $2,177,464, WAL of 5.0 years and liability fair value of $78,524. Other inputs to the valuation of these transactions at December 31, 2010 include weighted average quotes of 18% of notional, weighted average rating of A+ and Ambac CVA percentage of 80%.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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

Under our current financial guarantee model, the key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Risk Group. With respect to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written included an Ambac CVA to reflect Ambac’s credit risk. The Ambac CVA was 75% and 80% as of June 30, 2011 and December 31, 2010, respectively. Refer to “Credit Derivatives” above for additional information on the determination of the CVA. Refer to Note 6 for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

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

Liabilities Subject to Compromise:

The fair value of Ambac’s debt included in Liabilities Subject to Compromise is based on quoted market prices. As described in Note 1, Ambac’s Bankruptcy Filing constituted an event of default with respect to these debt securities.

Long-term Debt:

The fair value of surplus notes issued by Ambac Assurance and classified as long-term debt is internally estimated considering market transactions when available and internally developed discounted cash flow models.

Other Financial Assets and Liabilities:

The fair values of Ambac’s equity interest in Ambac sponsored special purpose entities (included in Other assets), Loans, and Obligations under investment, repurchase and payment agreements are estimated based upon internal valuation models that discount expected cash flows using a discount rates consistent with the credit quality of the obligor after considering collateralization.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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

European ABS transactions: Fair values were calculated by discounting contractual payments to maturity. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at June 30, 2011 and December 31, 2010 include the following weighted averages:

June 30, 2011

a.	Coupon rate: 4.18%

b.	Maturity: 15.04 years

c.	Yield: 7.25%

December 31, 2010

a.	Coupon rate: 4.21%

b.	Maturity: 17.13 years

c.	Yield: 7.11%

US Commercial ABS transaction: Fair values were calculated as the sum of expected future cash flows sourced from the underlying operating assets plus the fair value of the related Ambac financial guarantee cash flows. Expected cash flows were internally modeled in using probability weighted assumptions about future operating cash flows available to fund the debt service. The discount rates used were based on generic interest rates for generic spreads for similar securities. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that used to discount cash flows sourced from the operating assets and (ii) internal estimates of future loss payments by Ambac adjusted to incorporate Ambac’s own credit risk. Significant inputs for the valuation at June 30, 2011 and include the following weighted averages (there is no comparable Level 3 in this category for December 31, 2010):

June 30, 2011

a.	Coupon rate: 6.98%

b.	Maturity: 19.58 years

c.	Yield: 12.63%

Other classes: Other classes include European Public Finance Initiatives, utilities, transportation and asset lease financing transactions. Fair values were calculated by discounting contractual payments to maturity. The discount rates used were derived from the third party quoted values (Level 2) for comparable notes from the same securitization when available. When no quotes were received on notes in a given structure, rates were derived from generic spreads for similar securities. Significant inputs for the valuation at June 30, 2011 and December 31, 2010 include the following weighted averages:

June 30, 2011

a.	Coupon rate: 7.80%

b.	Maturity: 6.02 years

c.	Yield: 5.78%

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

December 31, 2010

a.	Coupon rate: 7.73%

b.	Maturity: 6.51 years

c.	Yield: 5.80%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. All VIE derivatives at June 30, 2011 and December 31, 2010 use vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 7.8% and 6.3% at June 30, 2011 and December 31, 2010, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

The following tables present the changes in the Level 3 fair value category for the three and six month periods ended June 30, 2011 and 2010. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Three months ended June 30, 2011	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$200,076	$19,005	$(189,614)	$1,929,691	$14,086,858	$—	$(1,872,694)	$14,173,322
Additions of VIEs for ASC 2009-17	—	—	—	—	—	—	(350,624)	(350,624)
Total gains/(losses) realized and unrealized:
Included in earnings	(3,321)	(554)	(47,923)	93,433	402,698	—	(121,798)	322,535
Included in other comprehensive income	4,686	—	—	389	5,765	—	(494)	10,346
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(16,600)	—	—	—	—	—	—	(16,600)
Settlements	(1,408)	—	(24,750)	—	(52,409)	—	17,331	(61,236)
Transfers in Level 3	—	—	—	—	—	—	(206,015)	(206,015)
Transfers out of Level 3	—	—	—	—	—	—	223,322	223,322
Deconsolidation of VIEs	—	—	—	—	—	—	—	—

Balance, end of period	$183,433	$18,451	$(262,287)	$2,023,513	$14,442,912	$—	$(2,310,972)	$14,095,050

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(554)	$(61,643)	$93,433	$402,698	$—	$(121,798)	$312,136

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

				VIE Assets and Liabilities
Six months ended June 30, 2011	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$199,172	$17,909	$(195,934)	$1,904,361	$15,800,918	$4,511	$(1,856,366)	$15,874,571
Additions of VIEs for ASC 2009-17	—	—	—	—	—	—	(350,624)	(350,624)
Total gains/(losses) realized and unrealized:
Included in earnings	(3,371)	542	(30,278)	64,589	355,316	(4,511)	(102,927)	279,360
Included in other comprehensive income	7,909	—	—	54,563	440,520	—	(52,691)	450,301
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(16,600)	—	—	—	—	—	—	(16,600)
Settlements	(3,677)	—	(36,075)	—	(258,875)	—	27,348	(271,279)
Transfers in Level 3	—	—	—	—	—	—	(256,140)	(256,140)
Transfers out of Level 3	—	—	—	—	—	—	280,428	280,428
Deconsolidation of VIEs	—	—	—	—	(1,894,967)	—	—	(1,894,967)

Balance, end of period	$183,433	$18,451	$(262,287)	$2,023,513	$14,442,912	$—	$(2,310,972)	$14,095,050

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$542	$(48,301)	$64,589	$355,316	$(4,511)	$(102,927)	$264,708

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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
(Dollars in thousands, except share data)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs. This information is provided for the three and six months ended June 30, 2011 as required by amendments to ASC Topic 820 effective January 1, 2011.

Level 3 – Investments by class

Three months ended June 30, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$30,027	$160,927	$7,936	$1,186	$200,076
Total gains/(losses) realized and unrealized:
Included in earnings	(3,276)	—	(43)	(2)	(3,321)
Included in other comprehensive income	5,001	(403)	75	13	4,686
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(16,600)	—	—	—	(16,600)
Settlements	(439)	(756)	—	(213)	(1,408)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—

Balance, end of period	$14,713	$159,768	$7,968	$984	$183,433

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Six months ended June 30, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$30,433	$159,473	$8,069	$1,197	$199,172
Total gains/(losses) realized and unrealized:
Included in earnings	(3,282)	—	(86)	(3)	(3,371)
Included in other comprehensive income	6,134	1,787	(15)	3	7,909
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(16,600)	—	—	—	(16,600)
Settlements	(1,972)	(1,492)	—	(213)	(3,677)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—

Balance, end of period	$14,713	$159,768	$7,968	$984	$183,433

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Three months ended June 30, 2011	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$29,571	$(235,910)	$16,725	$(189,614)
Additions of VIEs for ASC 2009-17
Total gains/(losses) realized and unrealized:
Included in earnings	(76,255)	24,287	4,045	(47,923)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(20,526)	(4,224)	—	(24,750)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(67,210)	$(215,847)	$20,770	$(262,287)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(83,407)	$17,719	$4,045	$(61,643)

Six months ended June 30, 2011	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$25,750	$(221,684)	$—	$(195,934)
Additions of VIEs for ASC 2009-17
Total gains/(losses) realized and unrealized:
Included in earnings	(66,432)	15,384	20,770	(30,278)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(26,528)	(9,547)	—	(36,075)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(67,210)	$(215,847)	$20,770	$(262,287)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(69,607)	$536	$20,770	$(48,301)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of June 30, 2011 and December 31, 2010. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. During 2011 and 2010, transfers of derivatives to Level 3 related to the inclusion of fair value adjustments to reflect estimated replacement or exit costs, as described under “Derivative Instruments” above, which are not reflected in the net present value of the projected contractual cash flows. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers in or out of Level 1 for the periods presented. All Level 1, 2, and 3 transfers are recognized at the beginning of each accounting period.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the three and six months ended June 30, 2011 and 2010 are reported as follows:

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest Rate Swaps)	Income (loss) on variable interest entities	Other income (loss)
Three Months ended June 30, 2011

Total gains or losses included in earnings for the period	$(3,321)	$4,224	$20,063	$(76,255)	$374,333	$3,491
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	17,719	(83,407)	374,333	3,491

Six Months ended June 30, 2011

Total gains or losses included in earnings for the period	$(3,371)	$9,547	$5,837	$(66,432)	$312,467	$21,312
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	536	(69,607)	312,467	21,312

Three Months ended June 30, 2010

Total gains or losses included in earnings for the period	$(61)	$(2,777,295)	$2,979,476	$32,196	$(694,450)	$3,585
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(738,772)	(57,855)	(694,450)	3,585

Six Months ended June 30, 2010

Total gains or losses included in earnings for the period	$(145)	$(2,767,371)	$2,802,413	$18,972	$(1,140,521)	$1,668
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(421,005)	(77,204)	(702,693)	1,668

(12) Commitments and Contingencies

Ambac Financial Group, Inc. (defined herein as “Ambac” or “Ambac Financial Group”) and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against Ambac and certain of its present or former directors and officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants Ambac, the underwriters for the three offerings, Ambac’s independent Certified Public Accountants and certain present and former directors and officers of Ambac. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, Ambac and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of Ambac’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On April 15, 2010, the Court ordered a Discovery Plan and Proposed Pretrial

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

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

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, one former officer and director and one former officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, Ambac and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. The additional briefing was completed on March 5, 2010, and oral argument on the motion to dismiss was heard on August 4, 2010. On December 9, 2010, Ambac and the former officer and director and the former officer who are defendants in this action entered into a memorandum of understanding with Plaintiffs with respect to settlement. And, as discussed in more detail below, on May 6, 2011, Ambac and the former officer and director and the former officer who are defendants in this action entered into a stipulation of settlement to settle the claims asserted in this action.

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of Ambac, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, Ambac and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; on June 2, 2009 defendants moved to dismiss the amended complaint; on November 22, 2010, the Court dismissed the consolidated derivative action without prejudice to its renewal when and if the automatic stay provided by the Bankruptcy Code is lifted (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action subsequently moved to intervene in the Southern District of New York derivative action and on May 12, 2009, the motion to intervene was denied; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on January 5, 2010, the New York Supreme Court granted defendants motion to stay the New York Supreme Court action in favor of the Southern District of New York Consolidated Derivative Action; one of the actions consolidated in the New York Supreme Court actions is currently listed on the Court’s docket as dismissed, the other action remains listed as stayed.

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
(Dollars in thousands, except share data)

Ambac, the present or former officers or directors who are defendants in the Securities Class Actions or the Derivative Actions, and those insurance carriers. Ambac has agreed to pay $2,500 of the settlement and previously deposited that amount into an escrow account (classified as Restricted Cash on the Consolidated Balance Sheet since these amounts are held in escrow). Lead and named plaintiffs in the Securities Class Actions, on behalf of themselves and all other members of the settlement class, have agreed to releases of claims against, among others, Ambac and the present or former officers or directors who are parties to the Stipulation. The settlement provided for in the Stipulation is subject to various conditions, including, among others, approval by the United States District Court for the Southern District of New York and approval by the bankruptcy court of Ambac’s entry into the settlement and of certain releases and bar orders that would release and bar claims (among others) by or on behalf of Ambac, including by any shareholder or creditor of Ambac purportedly acting derivatively on behalf of Ambac, against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted in any of the Securities Actions or any of the Derivative Actions. The Stipulation further provides that nothing in the Stipulation shall be deemed an admission by any defendant of any fault, liability, or wrongdoing. The above description of terms of the Stipulation is qualified in its entirety by reference to the text of the Stipulation, which was filed in In re Ambac Financial Group, Inc. Securities Litigation on May 6, 2011. On May 19, 2011, the Bankruptcy Court entered an order lifting the automatic stay pursuant to section 362 of the Bankruptcy Code to permit inter alia the settling parties to seek preliminary approval of the settlement in the District Court. On June 14, 2011, the District Court entered an order preliminarily approving the settlement. On July 19, 2011, the Bankruptcy Court granted the Debtor’s motion pursuant to section 105(a) of the Bankruptcy Code and bankruptcy rule 9019 approving the Stipulation and related agreements and the Debtor’s entry into the Stipulation and related agreements and performance of all of its obligations thereunder. The Bankruptcy Court’s order also approved certain releases and bars that will, upon the effective date of the settlement, release and bar claims (among others) by or on behalf of Ambac, including by any shareholder or creditor of Ambac purportedly acting derivatively on behalf of Ambac, against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted in any of the Securities Actions or any of the Derivative Actions. On July 25, 2011, the Debtor sought by Notice of Presentment to enter an amended order pursuant to section 105(a) of the Bankruptcy Code and bankruptcy rule 9019. Certain objections have been filed on behalf of putative shareholders who are or were plaintiffs in the derivative actions in the Delaware Court of Chancery or the Southern District of New York, and a hearing before the Bankruptcy Court has been scheduled for August 10, 2011. A settlement fairness hearing in the District Court is currently scheduled for September 28, 2011.

On December 14, 2009, a purchaser of Ambac’s DISCS filed an individual action entitled Judy Ehrenreich v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws, in the United States District Court for the Southern District of New York, against Ambac and one former officer, Case No. 09 CV 10173. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s plans to meet certain investment agreement collateral requirements as well as materially false and misleading statements regarding Ambac’s valuation of certain of its investment securities. On March 9, 2010, Ambac and the former officer moved to dismiss. On November 10, 2010, Ambac filed a “Notice of Bankruptcy” in the action, advising the Court of its position that in light of Ambac’s filing for bankruptcy, as of November 8, 2010, any new or further action against Ambac is stayed pursuant to section 362 of the Bankruptcy Code. On March 28, 2011, the Court entered an order staying the action.

Karthikeyan v. Veera v. Ambac Financial Group, Inc. et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010, and amended on September 7, 2010). Plaintiff, a former employee and participant in Ambac’s Saving Incentive Plan (the “Plan”), asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Plan Administrative Committee, the Plan Investment Committee, the Compensation Committee of the Board of Directors of Ambac, and a number of current and former officers of Ambac. This action is purportedly brought on behalf of all persons, excluding defendants and their immediate families, who were participants in the Plan from October 1, 2006 through July 2, 2008 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding Ambac’s financial condition. This ERISA action seeks, among other things, compensatory damages, a constructive trust for amounts by which the fiduciaries allegedly benefited as a result of their breaches, and attorneys’ fees. On October 20, 2010, all of the defendants named in the amended complaint moved to dismiss all of the claims in the amended complaint. In an Opinion and Order issued January 6, 2011, the Court denied the motion to dismiss, but held that the defendants had no “affirmative duty under ERISA to disclose information about the company’s financial condition to plan participants.” On January 18, 2011, Ambac filed an adversary complaint in the Bankruptcy Court against Plaintiff, seeking declaratory relief to confirm the applicability of the automatic stay under Bankruptcy Code section 362(a) to plaintiff’s claims or, alternatively, for injunctive relief under section 105(a) of the Bankruptcy Code to preclude plaintiff from prosecuting his claims pending the effective date of a chapter 11 plan or further order of the Bankruptcy Court. On February 11, 2011, Ambac filed a motion in the adversary proceeding for summary judgment declaring that the protections of the automatic stay apply or should be extended to the claims in the ERISA action and for injunctive relief. Following a hearing on Ambac’s motion on March 4, 2011, the Bankruptcy Court entered an order granting Ambac’s motion, holding that the automatic stay

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

applied to the ERISA action, but also granted Plaintiff relief from the stay to pursue limited discovery during the extended exclusivity period in Ambac’s Chapter 11 case. On July 15, 2011, the Plaintiff filed a motion for additional relief from the automatic stay. The Bankruptcy Court denied the Plaintiff’s motion on July 20, 2011 ordering that the automatic stay shall continue to apply to the ERISA action but granting Plaintiff limited relief from the automatic stay in order to permit Plaintiff to participate in mediation, which is currently scheduled for September 2, 2011.

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 13, 2010) (“Olympic Club Complaint”). The Contra Costa Complaint is brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements which failed to disclose the extent of the insurers’ respective exposures to mortgage-backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking the dismissal of each of these complaints on September 17, 2010. The demurrer was fully briefed by November 19, 2010. Oral argument on the demurrer was held on July 6 and 7, 2011. The Superior Court of California sustained the demurrer in part, dismissing the causes of actions for breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation and unjust enrichment with prejudice and dismissing the claim for fraud without prejudice, allowing the Plaintiffs an opportunity to amend their complaints for that cause of action. The demurrers were otherwise overruled. Amended complaints were scheduled to be filed by August 8, 2011.

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
(Dollars in thousands, except share data)

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

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. In 2010, the Internal Revenue Service opened an examination into certain issues related to Ambac Assurance’s tax accounting methods with respect to such CDS contracts and Ambac Assurance’s related characterization of such losses as ordinary losses. As discussed above, Ambac Assurance believes these contracts are properly characterized as notional principal contracts. However, on May 4, 2011, as a result of its examination, the IRS issued to Ambac Notices of Proposed Adjustment asserting that these contracts should be characterized as capital assets or as generating capital losses. On June 3, 2011, Ambac notified the IRS that it disagreed with the proposed adjustments. On May 4, 2011 the IRS filed a proof of claim in the Bankruptcy Court in the amount of $807,244 relating to the tax treatment of the CDS contracts. Ambac filed its opposition to the proof of claim on June 14, 2011. The IRS has until September 8, 2011 to file a response to Ambac’s opposition to the proof of claim. If the IRS is successful in its claim, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes up to an estimated amount of $807,244. On November 9, 2010, Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds. On the same date, Ambac and the IRS agreed to a stipulation on the record that provides that the IRS would give notice at least 5 business days prior to taking any action against Ambac’s nondebtor subsidiaries in the consolidated tax group that would violate the State Court Injunction, whether or not in effect. The stipulation permits the status quo to be maintained from November 9, 2010 until a hearing on the preliminary injunction under Bankruptcy Code section 105(a) barring assessment and collection of the 2003 through 2008 tax refunds by the IRS against Ambac’s nondebtor subsidiaries in the consolidated tax group. On January 14, 2011, the IRS filed its Answer and opposition to Ambac’s Motion for Temporary Restraining Order and Preliminary Injunction. As of this date, no hearing on such Motion has been scheduled. On January 13, 2011, the IRS filed a motion in the United States District Court for the Southern District of New York (“USDC SDNY”) to withdraw the Adversary Proceeding from the Bankruptcy Court to the USDC SDNY. Ambac has opposed such motion and no hearing on the motion has been scheduled. On February 1, 2011, Ambac filed a motion with the Bankruptcy Court for Pretrial Conference and for Authorization to Implement Alternative Dispute Resolution Procedures. The Bankruptcy Court on March 2, 2011 ordered the process of non-binding mediation to begin on or about May 1, 2011 and to conclude no later than on or about September 6, 2011. Mediation was held in New York on July 6, 7 and 8, 2011. Mediation is scheduled to continue in New York on August 16-19, 2011. The Bankruptcy Court also approved a scheduling order which, pursuant to further

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

stipulation of the parties, requires all discovery in the Adversary proceeding to be completed by September 23, 2011; dispositive motions to be filed by September 23, 2011, and trial to be scheduled, thereafter, pursuant to further order of the Court.

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

In the ordinary course of their businesses, certain of Ambac’s subsidiaries assert claims in legal proceedings against third parties to recover losses already paid and/or mitigate future losses. The amounts recovered and/or losses avoided which may result from these proceedings is uncertain, although recoveries and/or losses avoided in any one or more of these proceedings during any quarter or fiscal year could be material to Ambac’s results of operations in that quarter or fiscal year.

In connection with Ambac’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed the following lawsuits:

•

Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed February 17, 2011). This case is the continuation of a case that was originally filed on November 5, 2008 in the U.S. District Court for the Southern District of New York but that was dismissed from federal court after Ambac Assurance was granted leave to amend its complaint to add certain new claims (but not others) and a new party, which deprived the federal court of jurisdiction over the litigation. After the decision by the federal judge, dated February 8, 2011, Ambac Assurance re-filed the suit in New York state court on February 17, 2011. On July 18, 2011, Ambac Assurance filed a First Amended Complaint in its state-court litigation. In its state-court action, Ambac Assurance asserts claims for breach of contract, indemnification and reimbursement against EMC, as well as claims of fraudulent conduct by EMC and J. P. Morgan Securities Inc. In its First Amended Complaint, Ambac Assurance asserts an additional claim for breach of contract against EMC and a claim for successor liability against a new defendant, JP Morgan Chase Bank, N.A. EMC has appealed certain aspects of the federal judge’s decision, and oral argument on EMC’s appeal is scheduled for September 2011. In addition, EMC and J. P. Morgan Securities Inc. had moved for a stay of the state-court litigation pending its federal appeal. That motion was denied.

•

Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York, filed on January 12, 2010). Ambac Assurance alleged breach of contract, fraudulent inducement, breach of implied duty of good faith and fair dealing, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. On July 8, 2010, the defendants moved to dismiss the complaint. Ambac Assurance opposed the motion and the Court held oral argument on October 12, 2010. In a decision dated April 7, 2011, the Court granted the defendants’ motion in part dismissing only Ambac Assurance’s cause of action for fraudulent inducement and striking Ambac Assurance’s claim for consequential damages and jury demand. The Court otherwise denied the defendants’ motion. On April 25, 2011, Ambac Assurance filed a notice of appeal of that decision and on May 6, 2011, the defendants filed a notice of cross-appeal. On May 9, 2011, Ambac Assurance filed a motion for leave to reargue the Court’s April 7 decision. Supplemental briefing on the motion to re-argue is to be completed by the end of August and oral argument is currently scheduled for September 13, 2011.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). Ambac Assurance has alleged breach of contract, fraudulent inducement, indemnification and reimbursement, breach of representations and warranties and has requested the repurchase of loans that breach representations and warranties as required under the contracts as well as damages and has asserted a successor liability claim against Bank of America. The defendants answered the Complaint on December 10, 2010.

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

(13) Future Application of Accounting Standards

In October 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts—a consensus of the FASB Emerging Issues Task Force. ASU 2010-26 modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. ASU 2010-26 requires only incremental costs or costs directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost. ASU 2010-26 is effective for interim and annual periods beginning after December 15, 2011 with either prospective or retrospective application permitted. Early adoption is permitted. Ambac will adopt ASU 2010-26 on January 1, 2012 on a prospective basis. Ambac is currently evaluating the implications of ASU 2010-26 on its financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 clarified a) the FASB’s intent about application of existing fair value measurement and disclosure requirements; and b) changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. Early application is not permitted. Ambac will adopt ASU 2011-04 on January 1, 2012. The impact on Ambac relates to enhanced disclosures concerning fair value measurements only and does not affect our existing valuation methodologies. Adoption of this ASU will not have a material effect on Ambac’s financial statements. New disclosures required by this ASU include: a) information about any transfers between Level 1 and Level 2 of the fair value hierarchy; b) qualitative information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs; and c) the categorization by level of fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed.

In June 2011, The FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires that the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The option in current General Accepted Accounting Principles that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. Entities will continue to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011. Ambac will adopt ASU 2011-05 on January 1, 2012. Since this ASU requires modified presentation on other comprehensive income only, adoption of this ASU will not have a material effect on Ambac’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

In this Quarterly Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may”, or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2010 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q.

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac Financial Group, Inc. (“Ambac” or the “Company”) management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) disputes with Ambac Assurance and the OCI with respect to the Reorganization Plan; (2) a plan of reorganization under Chapter 11 will not be confirmed; (3) if Ambac is not successful in confirming a Reorganization Plan under Chapter 11, it is likely it would have to liquidate pursuant to Chapter 7; (4) the impact of the bankruptcy proceeding on the holders of Ambac securities; (5) the unlikely ability of Ambac Assurance Corporation (“Ambac Assurance”) to pay dividends to Ambac in the near term; (6) litigation between Ambac and Ambac Assurance regarding the allocation of net operating losses (“NOLs”) and other claims could reduce the overall value of the Company; (7) adverse events arising from the Segregated Account Rehabilitation Proceedings, including the injunctions issued by the Wisconsin rehabilitation court to enjoin certain adverse actions related to the Segregated Account being successfully challenged as not enforceable; (8) litigation arising from the Segregated Account Rehabilitation Proceedings; (9) decisions made by the rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders; (10) potential of a full rehabilitation proceeding against Ambac Assurance or material changes to the plan of rehabilitation, with resulting adverse impacts; (11) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries included in our reserves; (12) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (13) risks relating to determination of amount of impairments taken on investments; (14) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (15) market spreads and pricing on insured collateralized loan obligations (“CLOs”) and other derivative products insured or issued by Ambac; (16) Ambac’s financial position and the Segregated Account Rehabilitation Proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (17) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (18) credit risk throughout our business, including credit risk related to residential mortgage-backed securities, CLOs, public finance obligations and single exposures to reinsurers; (19) disputes with reinsurers regarding amounts owed us under our reinsurance agreements; (20) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (21) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (22) factors that may influence the amount of installment premiums paid to Ambac, including the imposition of the payment moratorium with respect to claims payments as a result of Segregated Account Rehabilitation Proceedings; (23) changes in prevailing interest rates; (24) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance, to the portion of our credit enhancement business which is executed in credit derivative form; (25) changes in accounting principles or practices that may impact Ambac’s reported financial results; (26) legislative and regulatory developments; (27) operational risks, including with respect to internal processes, risk models, systems and employees; (28) changes in tax laws, tax disputes and other tax-related risks; (29) other factors described in the Risk Factors section in Part I, Item 1A of Ambac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (30) other risks and uncertainties that have not been identified at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose affiliates provided financial guarantees and financial services to clients in both the public and private sectors around the world. Ambac filed for a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). On July 6, 2011 Ambac filed a Plan of Reorganization with the Bankruptcy Court. Refer to Note 1 to the Unaudited Consolidated Financial Statements included in Item 1 of the Form 10-Q for further discussion of the Reorganization Plan.

The Company will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

Ambac provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded by the independent rating agencies during 2008, 2009 and 2010. As a result of these rating agency actions, as well as investor concern with respect to these actions, Ambac Assurance has not written new business since mid-2008. As such, Ambac’s principal business consists of mitigating losses in Ambac Assurance’s insured portfolio and maximizing the yield on its investment portfolio. On April 7, 2011 Ambac Assurance requested that Moody’s Investors Service, Inc. (“Moody’s”) withdraw its ratings of Ambac Assurance and each of its affiliates. As a result, the rating agreement between Ambac Assurance and Moody’s was terminated on such date. As of April 7, 2011, Ambac Assurance is no longer rated by any of the independent rating agencies. Refer to Note 1 to the Unaudited Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for discussion of the establishment of Segregated Account of Ambac Assurance Corporation and the subsequent rehabilitation proceedings of the Segregated Account by the OCI.

Through its financial services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits, interest rate and currency swaps, principally to its clients of the financial guarantee business. The Company’s existing investment agreement and derivative product portfolios are in active runoff.

Financial information concerning our business segments is set forth in the unaudited consolidated financial statements and the notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk,” which are in Part I of this Quarterly Report on Form 10-Q. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222.

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

The second approach entails the use of more precise estimates of expected net cash outflows (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of various possible outcomes and develop cash flow scenarios. This approach can include the utilization of internal or external models to project net claim payment estimates. We have utilized such tools for residential mortgage-backed and student loan exposures. In general, these tools use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates that in turn determine projected future net claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net claim payment scenarios and applying an appropriate discount factor. In a limited number of policies, primarily student loans, we will assign a probability to the issuer’s ability to refinance an insured issue and/or Ambac’s ability to commute the insurance policy, as more thoroughly described in the STUDENT LOANS section below. A loss reserve is recorded for the excess, if any, of estimated expected losses (net cash outflows) using either of these two approaches, over UPR. For certain policies, estimated potential recoveries exceed estimated future claim payments because all or a portion of such recoveries relate to claims previously paid. The expected net cash inflows for these policies are recorded as a subrogation recoverable asset.

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

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to three bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, including as a result of the current credit market crisis, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The three bond types are residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”) and student loan securities. These three bond types represent 85% of our ever-to-date claims presented with RMBS comprising 83% of our ever-to-date claims payments.

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) on credits at June 30, 2011:

($ in millions)	Number of policies	Gross par outstanding	Claim liability(2)
RMBS	179	$23,991	$3,725
Student Loans	96	11,451	1,133
All other credits	70	14,237	736
Loss adjustment expenses	—	—	96

Totals	345	$49,679	$5,690	(1)

(1)	Loss reserves of $5,690 are included in the balance sheet in the following line items: Loss and loss expense reserve—$6,445; Subrogation recoverable—$740; and Other assets—$15.
(2)	Ceded Par Outstanding and ceded loss reserves are $2,985 and $150, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies its insured first-lien RMBS exposure principally into two broad credit risk classes: Alt-A (including mid-prime, interest only, and negative amortization) and sub-prime. Alt-A loans were typically made to borrowers who had stronger credit profiles, while sub-prime loans were typically made to borrowers with weaker credit profiles. Compared with Alt-A loans, sub-prime loans typically had higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The Alt-A category includes:

•

Loans with specific payment features that afforded borrowers the option to have lower payments in the early years with resets after several years. For example, so-called interest only loans have monthly payments comprised of interest but no principal in the early years. So called negative amortization loans permit borrowers to defer interest and principal in the early years and then make higher payments in the period after the reset. Both types may also have lower interest rates in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

the early years. Future increases in monthly payments, commonly called payment shock, raise the probability of delinquencies and defaults given the decline in house prices over the past few years.

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

The table below distinguishes between credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of credits, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at June 30, 2011:

($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation(1) recoveries	Gross loss reserve net of subrogation recoveries
Second-lien	25	$5,449	$561	NA	$561
First-lien-Alt A	76	7,074	2,392	NA	2,392
First-lien-Sub-prime	33	2,301	81	NA	81
Other	9	1,280	258	NA	257

Total Credits Without Subrogation	143	16,104	3,292	NA	3,291

Second-lien	23	4,174	1,918	(1,814)	104
First-lien Alt A	8	1,354	372	(414)	(42)
First-lien Sub-prime	5	2,359	716	(345)	371

Total Credits With Subrogation	36	7,887	3,006	(2,573)	433

Total	179	$23,991	$6,298	$(2,573)	$3,724

(1)	Refer to Representation and Warranty Breaches by RMBS Transaction Sponsors below for further discussion.

Methodology for Projecting Losses in our RMBS Portfolio

Prior to January 1, 2011, we utilized an internal roll-rate model to project losses for our second-lien transactions and a third-party multi-scenario stochastic (Monte Carlo) cash flow model (“stochastic model”) to project losses for our first-lien transactions. Effective January 1, 2011, we are also using a licensed statistical regression model (“regression model”) to develop additional estimates of projected losses for both our second and first-lien transactions. Both the regression model and the stochastic model include home price appreciation (“HPA”) among their primary drivers. We rely upon recognized sources for HPA and interest rate projections and we use a recognized source for transaction waterfall structuring.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The regression model uses a statistical approach considering historical and recent market performance to perform a survival analysis to model the timing of prepayment and default events. Depending upon the availability of underlying data, the model utilizes either of two approaches: first-lien transactions generally use a loan-level approach, while the second-lien transactions generally use the deal-level approach, as home loan data is not available from recognized market sources for second-lien mortgage loans.

Our reserves reflect a blending of the results of the two approaches used for each transaction, with 50% probability assigned to the regression model and 50% assigned to either our internal roll-rate model in the case of second-lien transactions (see second-lien below for further information on the internal roll-rate model) or to the stochastic model in the case of our first-lien transactions. Although there can be no certainty with regard to projecting losses, we believe the 50/50 blend is a reasonable approach to projecting losses in our RMBS portfolio.

The regression model differentiates among servicers and their impact on loan performance, and also acknowledges the extension of liquidation timelines that has exacerbated loss severities. The regression model also takes into account payment shock (i.e., the increased likelihood of borrower defaults when adjustable payment mortgages reset to higher monthly payments). While these aspects of the regression model represent enhancements from our other approaches, we also believe the regression model may be overly sensitive to the combined loan-to-value of home loans. This view is based upon our comparison of projected performance using similar house price forecasts under the different approaches and the fact that the regression model currently does not consider borrowers’ payment history. We believe borrowers with strong payment history will experience lower default rates than borrowers with poor payment history.

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

Eleven of our mortgage-backed transactions have pool-level mortgage insurance. Pool mortgage insurance is a master policy issued to the mortgage securitization trust, which indemnifies the trust either on a first loss or mezzanine basis in the event that covered mortgage loans in the trust default. The mortgage insurance master policy specifies the particular characteristics and conditions of each individual loan within the mortgage trust that is subject to coverage. The policy also includes various conditions including exclusions (conditions for denying coverage), conditions for notification of loans in default, and claims settlement. We have noted with regard to these transactions that mortgage insurers generally have not paid the majority of claims presented by the mortgage trusts. This unwillingness to pay by the mortgage insurers results in higher claim payments under Ambac’s financial guarantee policies. As a result of the uncertainty of the timing and amount of any recoveries by the mortgage trust under these pool mortgage insurance policies, Ambac does not reflect any potential benefit (either via recoveries of previously paid claims or reductions in future claim payments) until there is sufficient information to allow for a reasonable estimation of any such benefit. Generally, sufficient information is not available prior to the date when amounts are received by the mortgage trust and reported in the respective remittance report.

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

The regression model estimates mortgage loan collateral performance, the effect of such collateral cash flows within the transaction waterfall and the liability structure we insure. Collateral performance is modeled at the deal level given the paucity of mortgage loan level data for second-lien transactions. Without the specific loan-level information, the deal-level approach processes a loan pool as if it were a single loan, selecting certain aggregated deal-level characteristics to then perform a survival analysis using a multinomial logistic regression. We model three HPA scenarios to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with significantly lower probabilities to the stress and upside cases.

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

The internal roll-rate model observes trends in delinquencies, defaults, loss severities and prepayments and extrapolates ultimate performance from this data on an individual transaction basis (and their component pools where they exist). As more information (performance and other) accumulates for each underperforming transaction we are able to update assumptions in this model to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate is adjusted each period to reflect current performance. The key inputs for this model are prepayment rates and loss severity. Voluntary prepayments have declined, driven by negative HPA, an impaired mortgage market, and borrowers’ inability to prepay balances. In our opinion, these factors will not improve in the foreseeable future and thus we generally project recent trends into the future. This results in projected prepayment rates in the 2% to 5% range. We estimate loss severities between 100% and 105% as we expect complete write-offs of mortgage loans exacerbated by carrying costs. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ day delinquency categories all the way through to charge-off. We use this data to project a default curve for the life of the transaction.

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

Government programs:

In May of 2009, the Federal Government initiated the Home Affordable Modification Plan (HAMP) which allows servicers to modify loans. After determining a borrower’s eligibility, a servicer can take a series of steps to reduce the monthly mortgage payment. HAMP is applicable to the Ambac-wrapped transactions serviced by the servicers that have signed servicer participation agreements to modify loans under HAMP. Based on the activity HAMP offers and indications from government published sources through June 30, 2011, we assume no further impact for this government program on our first-lien portfolio utilizing the stochastic model. The regression model and our internal roll-rate model also do not include any impact of HAMP. At June 30, 2010, Ambac’s first-lien stochastic model assumed that 4% of HAMP-eligible loans will be modified monthly for 12 months (for a total of 48% of HAMP-eligible loans ultimately modified) for Ambac portfolios serviced by HAMP participating servicers. We reduced the rate of modification during 2010 and 2011 to reflect the actual performance of HAMP and the observance of the continued slower-than-expected pace of trial modifications.

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

Representation and Warranty Breaches by RMBS Transaction Sponsors:

In an effort to better understand the unprecedented levels of delinquencies and defaults, Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) increased levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high level of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken such actions as it has deemed viable to recover against the collateral, and the securitization has incurred losses to the extent such actions did not fully repay the borrower’s obligations. Generally, the sponsor of the transaction provided representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. Per the underlying transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. Refer to Note 6 to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for further discussion of the methodologies for determining subrogation reserves.

STUDENT LOANS:

Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk as with other types of unguaranteed credits. Recent default data has shown a significant deterioration in the performance of private student loans

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

Methodology for Projecting Losses in our Student Loan Portfolio:

The calculation of loss reserves for our student loan portfolio involves evaluating numerous factors that can impact ultimate losses. The factor which contributes to the greatest degree of uncertainty in ascertaining appropriate loss reserves is the long time horizon associated with the final legal maturity date of the bonds. Most of the student loan bonds which we insure were issued with original terms of 20 to 40 years until final maturity. Since our policy covers timely interest and ultimate principal payment, our loss projections must make assumptions for many factors covering a long time horizon. Key assumptions that will impact ultimate losses include but are not limited to the following: collateral performance which is highly correlated to the economic environment, interest rates, issuers ability to refinance bonds with a failed debt structure such as Auction Rate Securities and Variable Rate Demand Obligations, willingness of investors to tender their Auction Rate Securities at a discount; and the administrator’s and servicer’s ability to stay a going concern after the termination of the FFELP program.

In evaluating our Student Loan portfolio, losses were projected using either a cash flow or statistical expected loss approach. As more fully described in Note 6 to the Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this Form 10-Q, the statistical methodology uses probability of default and loss given default (LGD) under various scenarios to derive at a weighted average loss expectation. The scenarios used under the statistical expected loss approach evaluate each transaction under base case and stress case scenarios. The main drivers in assigning appropriate probabilities to LGDs for each policy includes an analysis of the collateral mix; debt type and interest rates; parity level; enhancement levels; and remediation opportunities. We believe the statistical expected loss approach is a more efficient methodology for certain deals in our student loan portfolio, such as (i) deals where collateral loan level data is unavailable (and thus the cash flow model, as more fully discussed below could not be used), and (ii) deals where we do not expect to experience meaningful losses.

Ambac has engaged a third-party independent student loan financial advisory firm to provide us with cash flow capabilities in order to model individual deals using a deterministic cash flow model (the “CF Model”). The CF Model is an industry accepted model which is used by banks, issuers and other financial firms. The CF Model allows us to capture each deal’s particular structure (i.e. the waterfall structure, triggers, redemption priority, etc.). For collateral performance, the model uses loan level detail which allows us to make specific default and recovery assumptions for each type of loan. All of the assumptions that are used in running the CF Model are derived by Ambac’s Risk Management Group and the advisory firm will utilize the assumptions and collateral level information that we provide to run the CF Model.

We run multiple cash flow scenarios and assign probabilities to each cash flow scenario based on each deal’s unique situation. Probabilities assigned are based on all known data related to the credit, any contact with the issuer or investors, and any economic or market information that may impact the possibilities of the various scenarios being evaluated. Our base case cash flows usually project the deal out to maturity using expected loss assumptions and interest rates adhering to the forward curve at the reporting date. We also run stress cases which incorporate various stresses to the transaction, including but not limited to stressing the defaults rates, the recovery rates, and the interest rates. In estimating loss reserves, we also incorporate net cash outflow scenarios which represent remediation strategies. Remediation scenarios may include the following: (i) a potential refinancing of the transaction by the issuer; (ii) the issuer’s ability to redeem outstanding auction rate securities at a discount, thereby increasing the structure’s ability to absorb future losses; and (iii) our ability to terminate the policy in whole or in part (a “commutation”). The remediation scenarios and the related probabilities of occurrence vary by policy depending on on-going discussions and negotiations that are underway with issuers and/or investors. In addition to commutation negotiations that are underway with various counterparties in various forms, our reserve estimates may also include net cash outflow scenarios which incorporate our ability to commute additional exposure with other counterparties under similar terms where we deem such expectations to be reasonably possible based on historical results.

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

In the case of second-lien exposures, we stressed both the regression and internal roll-rate models, and weighted each at 50% to determine the reasonably possible losses. Using this approach, the reasonably possible increase in loss reserves for second-lien credits for which we have an estimate of expected loss at June 30, 2011 could be approximately $338 million. The stress case for the regression model assumes a significantly harsher HPA projection which in turn drives higher defaults and severities. The reasonably possible scenario in our roll-rate model generally assumes that the voluntary constant prepayment rate decreases by one to five percentage points (depending on transaction performance), and the current-to-30 day roll assumption over a twelve month period increases by 0.25 to 1 percentage points (depending on transaction performance). In addition, the loss severities for second-lien products may be greater because of increased carrying costs and servicing advances that are not recovered and we increased them in a range between 1 to 3 percentage points.

In the case of first-lien credits, we stressed both the regression and stochastic models and weighted each at 50% to determine the reasonably possible losses. Using this approach, the reasonably possible increase in loss reserves for first-lien credits for which we have an estimate of expected loss at June 30, 2011 could be approximately $404 million. The stress case for the regression model assumes a significantly harsher HPA projection which in turn drives higher defaults and severities. The reasonably possible scenario for first-lien mortgage credits in the stochastic model assumes that aggravated losses occur as a result of deterioration of macroeconomic factors and a reduced impact from servicer intervention.

Student Loans:

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, inability to execute commutation transactions with issuers and/or investors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities and variable rate debt obligations. Refer to Auction Rate Securities and Variable Rate Demand Obligations in Part 1, Item 1 of Ambac’s 2010 Form 10-K for further information on our exposures to such failed debt structures. For student loan credits for which we have an estimate of expected loss at June 30, 2011, the reasonably possible increase in loss reserves from the June 30, 2011 balance could be approximately $2,648 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2011.

Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but reserves for losses and loss expenses are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments:

Ambac’s financial instruments that are reported on the Consolidated Balance Sheets at fair value and subject to valuation estimates include investments in fixed income securities, VIE assets and liabilities, and derivatives comprising credit default, interest rate and currency swap transactions. Surplus notes issued by Ambac Assurance or the Segregated Account of Ambac Assurance are recorded at fair value at the date of issuance and subsequently reported at amortized cost within Long-term debt on the Consolidated Balance Sheet. Determination of fair value for newly issued surplus notes is a highly subjective process which relies upon the use of significant unobservable inputs and management judgment consistent with a Level 3 valuation.

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 81% of our assets and approximately 57% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for several years. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a

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

Ambac’s investments in fixed income securities (excluding VIE investments) classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (“AOCI”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. Under GAAP, if management assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before the anticipated recovery of its amortized cost basis less any current period credit loss, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the impairment is separated into the amount related to the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. To determine whether a credit loss has occurred, management considers certain factors, including the length of time and extent to which the fair value of the security has been less than its amortized cost and downgrades of the security’s credit rating. If such factors indicate that a potential credit loss exists, then management will compare the present value of estimated cash flows from the security to the amortized cost basis to assess whether the entire amortized cost basis will be recovered. When it is determined that all or a portion of the amortized cost basis will not be recovered, a credit impairment charge is recorded in earnings in the amount of the difference between the present value of cash flows and the amortized cost at the balance sheet date, with the amortized cost basis of the impaired security written-down to the present value of cash flows. Ambac estimates expected future cash flows from residential mortgage-backed securities, considering the likelihood of a wide dispersion of possible outcomes to develop cash flow scenarios. Estimated cash flows are discounted at the effective interest rate implicit in the security at the date of acquisition or upon last impairment. For floating rate securities, estimated cash flows are projected using the relevant index rate forward curve and the discount rate is adjusted for changes in that curve since the date of acquisition or last impairment. For fixed income securities, the Company accretes the new cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security using the effective interest rate of the security prior to impairment.

Ambac’s investment portfolio includes certain securities that are guaranteed by Ambac Assurance. As described further in Note 9 to the Unaudited Consolidated Financial Statements, future cash flows used to measure credit impairment of Ambac-wrapped bonds represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. However, it is uncertain whether the actual form and amount of claim payments will conform to that set forth in the Segregated Account Rehabilitation Plan. As a result, estimation of the fair value of future claim payments is highly subjective.

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

Company’s intent to retain such securities until recovery. Examples of such events include, but are not limited to, the deterioration in the issuer’s or guarantor’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

VIE Assets and Liabilities:

The financial assets and liabilities of VIEs consolidated under ASC Topic 810, Consolidation consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value with changes in fair value recognized in Financial Guarantee: Income (loss) on variable interest entities of the Consolidated Statements of Operations. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above.

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

The fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio,” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which suffered significant credit downgrades. All remaining CDO of ABS transactions were settled in 2010. Within the remaining credit derivative (“CDS”) portfolio as of June 30, 2011, transactions comprising approximately 87% of par outstanding have experienced some degree of credit rating downgrade since inception, including three structured finance transactions that are internally rated below investment grade. The relative change ratio on these transactions averaged 93.7% at June 30, 2011. The average rating for all other transactions that have been downgraded was AA- as of June 30, 2011 and, therefore, changes to the relative change ratio have not been significant.

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

this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of quotes received; including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of June 30, 2011. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, (i.e. the relative change ratio, a key component of our valuation calculation). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach exhibits the same weakness as other modeling approaches, as it is unclear if we could execute at these values.

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

Financial Guarantee Exposures

The following table provides a breakdown of guaranteed net par outstanding by market sector at June 30, 2011 and December 31, 2010. Guaranteed net par outstanding includes the exposures of policies that insure VIEs consolidated in accordance with ASC Topic 810:

($ in billions)	June 30, 2011	December 31, 2010
Public Finance	$189.8	$199.4
Structured Finance	64.2	73.8
International Finance	45.7	45.7

Total net par outstanding	$299.7	$318.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at June 30, 2011 and December 31, 2010 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at June 30, 2011 and December 31, 2010. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio(1)

	June 30, 2011	December 31, 2010
AAA	1%	1%
AA	23	23
A	44	43
BBB	18	19
BIG	14	14

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Commitments to Issue Future Financial Guarantees

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (includes both insurance and credit derivatives) of $4.2 billion at June 30, 2011, of which approximately $2.1 billion will expire in 2011. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 78% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. In addition, as a consequence of the Segregated Account Rehabilitation Proceedings, it is unclear whether such new policies could be issued. Finally, given Ambac’s current financial strength ratings and investor concern with respect to our financial position, it is unlikely that certain commitments will be exercised. Accordingly, the commitments outstanding at June 30, 2011 of $4.2 billion does not represent the actual commitments that we expect to be exercised in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Below Investment Grade Exposure

Bond Type	June 30, 2011	December 31, 2010
($ in millions)
Public Finance:
Transportation	$1,133	$1,175
Health care	104	259
General obligation	211	234
Tax-backed	627	531
Other	1,480	1,345

Total Public Finance	3,555	3,544

Structured Finance:
Mortgage-backed and home equity—first lien	12,953	12,836
Mortgage-backed and home equity—second lien	9,422	10,121
Student loans	10,093	11,044
Auto Rentals	820	1,270
Enhanced equipment trust certificates	424	430
Mortgage-backed and home equity—other	620	369
Other CDOs	85	100
Other	1,659	1,662

Total Structured Finance	36,076	37,832

International Finance:
Airports	1,614	1,505
Other	950	922

Total International Finance	2,564	2,427

Total	$42,195	$43,803

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

RMBS portfolio exposures included in financial guarantee insurance portfolio

Ambac has exposure to the U.S. mortgage market through direct financial guarantees of RMBS. Ambac insures tranches issued in RMBS, including transactions that contain risks to first and second-liens. The following tables provide current gross par outstanding, gross claim liability and gross subrogation recoveries by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Gross Par Outstanding(1) At June 30, 2011 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Alt-A(2)
1998-2001	$108.0	$675.8	$6.7
2002	50.7	612.8	68.6
2003	35.4	941.2	500.8
2004	1,295.3	509.4	816.1
2005	1,352.9	1,153.4	2,663.1
2006	3,281.3	832.1	1,983.9
2007	3,699.2	548.4	3,087.6

Total	$9,822.8	$5,273.1	$9,126.8

% of Total MBS Portfolio	36.0%	19.3%	33.4%

	Gross claim liability, before Subrogation Recoveries(1) At June 30, 2011 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Alt-A(2)
1998-2001	$1.1	$28.8	$0.0
2002	0.0	37.2	0.0
2003	0.1	9.7	—
2004	206.6	19.7	17.8
2005	345.9	274.3	825.6
2006	1,515.0	317.2	877.6
2007	483.3	170.3	1,099.2

Total	$2,552.0	$857.2	$2,820.1

	Gross Subrogation Recoveries(1) At June 30, 2011 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Alt-A(2)
1998-2001	$—	$—	$—
2002	—	—	—
2003	—	—	—
2004	(111.3)	—	—
2005	(187.7)	(127.2)	—
2006	(667.4)	(134.5)	(128.6)
2007	(848.3)	(83.2)	(285.2)

Total	$(1,814.7)	$(344.9)	$(413.8)

	Percent of Related RMBS Transactions’ Gross Par(1) At June 30, 2011
Internal Ambac Credit Rating(3)	Second-Lien	Sub-prime	Alt-A(2)
AAA	0%	3%	1%
AA	<0.1%	3%	4%
A	1%	7%	1%
BBB(4)	2%	1%	1%
Below investment grade(4)	97%	86%	93%

(1)	Excludes prime, manufactured housing, pooled RMBS outside the U.S., and other mortgage exposures.
(2)	Alt-A includes mid-prime transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(3)

Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2011, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(4)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac’s below investment grade category includes transactions on which we are currently paying claims.

Collateralized Debt Obligation Exposure

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of June 30, 2011 and December 31, 2010:

Business Mix by Net Par ($ in billions)	June 30, 2011		December 31, 2010
	Net Par	Percentage	Net Par	Percentage
High yield corporate (CLO)	$12.9	82%	$14.7	80%
Market value CDOs	0.9	6	1.5	8
CDO of ABS < 25% MBS	0.5	3	0.5	3
Other	1.5	9	1.5	9

Total	$15.8	100%	$18.2	100%

Ambac Ratings by Net Par(1) ($ in billions)	June 30, 2011		December 31, 2010
	Net Par	Percentage	Net Par	Percentage
AAA	$2.0	13%	$2.1	12%
AA	8.5	54	9.9	54
A	4.8	30	5.7	31
BBB	0.2	1	0.2	1
Below investment grade	0.3	2	0.3	2

Total	$15.8	100%	$18.2	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2011, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

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

We follow the accounting prescribed by ASC Topic 852, “Reorganizations”. Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. Accordingly, the financial results in the prior periods or filed in future filings may not be comparable to 2011.

Ambac’s loss was ($102.4) million or ($0.34) per share, and ($57.6) million, or ($0.20), for the three months ended June 30, 2011 and 2010, respectively. Ambac’s loss attributable to common stockholders were ($921.7) million, or ($3.05) per share, and ($747.6) million, or ($2.59) per share, for the six months ended June 30, 2011 and 2010, respectively. The second quarter 2011 financial results compared to 2010 were primarily negatively impacted by (i) lower income from the financial guarantee credit derivative business; (ii) lower net premiums earned; (iii) reorganization items related to our Chapter 11 bankruptcy filing; and (iv) interest expense related to the issuance of surplus notes by Ambac Assurance, partially offset by (i) lower provision for loss and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

loss expenses; (ii) lower net losses related to variable interest entity activities; (iii) lower losses in derivative product revenues; (iv) higher Financial Guarantee other income (loss); (v) lower Financial Guarantee net underwriting and operating expenses; and (vi) no corporate interest expense as a result of our bankruptcy filing. The six months ended June 30, 2011 financial results were impacted for the reasons stated above, except they were negatively impacted by a higher provision for loss and loss expenses.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2011 and 2010 and its financial condition as of June 30, 2011 and December 31, 2010. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Financial Guarantee:

Effective January 1, 2010, Ambac adopted ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” and ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” Among other things, ASU 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a VIE. ASU 2009-17 identifies the primary beneficiary of a VIE as the enterprise that has both the following characteristics: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, a cumulative effect adjustment of $705.0 million was recorded as a net increase to total equity at January 1, 2010. Refer to Note 4 to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for further discussion of the cumulative effect of adopting the standard.

Commutations, Terminations and Settlements of Financial Guarantee and Credit Derivative Contracts.

In the first quarter of 2011, the Segregated Account of Ambac Assurance completed the commutation of two student loan transactions with cash payment of $11.0 million and the issuance of Segregated Account Surplus Notes with a par value of $3.0 million. There were no cash payments or Segregated Account Surplus Notes issued during the second quarter of 2011 related to commutations, terminations or settlements of financial guarantee or credit derivative contracts.

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

Net Premiums Earned. Net premiums earned for the three and six months ended June 30, 2011 were $99.3 million and $191.1 million, respectively, a decrease of $67.7 million, or 41%, from $167.0 million for the three months ended June 30, 2010 and a decrease of $101.1 million, or 35%, from $292.2 million for the six months ended June 30, 2010. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Ambac had accelerated earnings of $11.3 million during the second quarter of 2011 versus $54.3 million in the second quarter of 2010 and $11.3 million for the first six months ended June 30, 2011 versus $66.4 million for the six months ended June 30, 2010. The net decrease in accelerated earnings was driven by i) a decrease in overall volume of calls within the public finance market, and ii) negative accelerations on certain structured finance transactions which terminated in the first quarter of 2011; partially offset by iii) accelerated earned premiums of $4.3 million in the three months ended June 30, 2011 resulting from the expiration of forward commitments issued during 2008 on certain public finance transactions. Normal net premiums earned excludes accelerated premiums. Normal net premiums earned for the six months ended June 30, 2011 has been negatively impacted by the runoff of the insured portfolio either via transaction terminations, refundings or scheduled maturities. As a result of the consolidation of VIEs, $15.6 million and $26.5 million and $13.7 million and $31.4 million of net premiums earned were not recognized for the three and six months ended June 30, 2011 and 2010, respectively; rather, the total income statement results of such VIEs were recorded in Financial Guarantee: Income (loss) on variable interest entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Public Finance	$42.6	$45.0	$84.9	$90.2
Structured Finance	25.0	43.6	54.7	84.2
International Finance	20.4	24.1	40.2	51.4

Total normal premiums earned	88.0	112.7	179.8	225.8
Accelerated earnings	11.3	54.3	11.3	66.4

Total net premiums earned	$99.3	$167.0	$191.1	$292.2

Net Investment Income. Net investment income for the three and six months ended June 30, 2011 was $88.0 million and $159.6 million, an increase of 28% from $69.0 million for the three months ended June 30, 2010, and a decrease of 14% from $186.6 million for the six months ended June 30, 2010. The increase in net investment income for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 resulted from an increase in the long-term invested asset base, as well as higher average yields in the portfolio. The larger long-term investment portfolio reflects the benefit of the moratorium on segregated account claims payments and the continuing receipt of installment premiums and investment coupon payments. Higher average yields on the portfolio for the three months ended June 30, 2011 compared to 2010 resulted from the shift in the portfolio mix away from tax-exempt municipals toward taxable securities, primarily corporate bonds and taxable municipals. Additionally, the portfolio held a larger position in Ambac-insured securities in the second quarter of 2011 compared to the second quarter 2010 which generally provide higher yields.

The decrease in net investment income for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 resulted primarily from the lower average long-term invested asset base in the first half of 2011. During the first half of 2010, long-term assets were sold and matured with proceeds used to fund the commutation of certain CDO-related obligations in June 2010. Partially offsetting the lower average asset base is the impact of higher average yields in the portfolio for the first six months of 2011 compared to 2010.

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses were $17.6 million and $19.3 million for the three and six months ended June 30, 2011, respectively, an increase from $7.5 million for the three months ended June 30, 2010 and a decrease from $38.8 million for the six months ended June 30, 2010. Other-than-temporary impairments for the three and six months ended June 30, 2011 resulted primarily from adverse changes to projected cash flows on Ambac-wrapped securities. As further described in Note 1 to the Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this Form 10-Q, on March 24, 2010, the OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. The form and timing of future financial guarantee payments will be determined by the Segregated Account Rehabilitation Plan that is ultimately declared effective by the rehabilitator. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. Claim payments under Segregated Account policies have remained suspended throughout the first six months of 2011. Further, changes in the estimated effective date of the Segregated Account Rehabilitation Plan and resumption of claim payments thereunder have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during the three and six months ended June 30, 2011. Other-than-temporary impairments for the three and six months ended June 30, 2010 reflect charges to write-down structured finance securities to fair value as a result of management’s intent to sell securities to meet liquidity needs as well as credit losses on securities guaranteed by Ambac Assurance arising from the impact of the Segregated Account Rehabilitation Plan on projected cash flows from those securities. As of June 30, 2011, management has not asserted an intent to sell any securities from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment (Losses) Gains. The following table provides a breakdown of net realized (losses) gains for the three and six months ended June 30, 2011 and 2010:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (losses) gains on securities sold or called	($2.7)	$19.0	($2.4)	$73.0
Foreign exchange gains (losses)	0.3	(0.7)	—	0.4

Total net realized (losses) gains	($2.4)	$18.3	($2.4)	$73.4

Change in fair value of credit derivatives. The net change in fair value of credit derivatives was $24.3 million and $15.4 million for the three and six months ended June 30, 2011, respectively, compared to $202.2 million and $35.0 million in the three and six months ended June 30, 2010, respectively.

The net gain on change in fair value of credit derivatives for the three months ended June 30, 2011 resulted from improvement in reference obligation prices, the reversal of unrealized losses associated with terminations and amortization of fair value liabilities due to natural runoff of the portfolio. There was no change to the Ambac credit valuation adjustment (“CVA”) to reflect Ambac’s own credit risk in the fair value of credit derivatives during the three months ended June 30, 2011 (see Note 11 to the Unaudited Consolidated Financial Statements for a description of the methodology used to determine the CVA amount). For the three months ended June 30, 2010, the gain on change in fair value of credit derivatives resulted primarily from an increase in the CVA during the period.

The net gain on change in fair value of credit derivatives for the six months ended June 30, 2011 resulted from improvement in reference obligation prices, the reversal of unrealized losses associated with terminations and amortization of fair value liabilities due to natural runoff of the portfolio, partially offset by a decrease of the CVA from December 31, 2010 to June 30, 2011. The CVA was lowered reflecting observed increases in the market value of Ambac Assurance’s direct and guarantee obligations during the period. The net gain for the six months ended June 30, 2010 included gains from increases in reference obligation pricing in asset classes other than CDO of ABS and a second quarter increase in the CVA, offset by the recognition of losses related to observable market value movements during the first quarter on transactions included in the June 2010 commutation of certain CDO-related obligations.

Realized gains (losses) and other settlements on credit derivative contracts were $4.2 million and $9.5 million for the three and six months ended June 30, 2011, respectively. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements paid and payable where a formal notification of shortfall has occurred. There were no losses and settlements included in net realized gains (losses) for the three and six months ended June 30, 2011. Realized gains (losses) and other settlements were ($2,777.3) million and ($2,767.4) million for the three and six months ended June 30, 2010, respectively. Net losses and settlements included in net realized gains (losses) for the three and six months ended June 30, 2010 were ($2,789.3) million and ($2,789.0) million, respectively, primarily related to the bank settlement of CDO of ABS and certain other CDO-related obligations.

Unrealized gains on credit derivative contracts were $20.1 million and $5.8 million in the three and six months ended June 30, 2011, respectively, compared to $2,979.5 million and $2,802.4 million for the three and six months ended June 30, 2010, respectively. The net unrealized gains in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above, adjusted for the reclassification of losses (recoveries) from unrealized to realized losses.

Other Income (loss). Other income (loss) for the three and six months ended June 30, 2011 was $9.2 million and $37.5 million, respectively, compared to ($30.2) million and ($86.2) for the three and six months ended June 30, 2010, respectively. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees, changes in the fair value of certain call options on Ambac Assurance’s surplus notes and reinsurance settlement gains (losses). Other income for the three months ended June 30, 2011 and 2010 includes the impact of the movement in the British Pound and Euro to US Dollar exchange rate on premium receivables, resulting in a gain and loss of approximately $0.8 million and $28.1 million, respectively. Other income for the six months ended June 30, 2011 and 2010 included the impact of the movement in the British Pound and Euro to US Dollar exchange rate upon premium receivables, resulting in a gain of approximately $4.0 million and a loss of approximately $48.7 million

Financial guarantee other income includes mark-to-market gains of $4.0 million and $20.8 million for the three and six months ended June 30, 2011, respectively, related to Ambac’s option to call up to $500 million par of bank surplus notes at 20% of the par value.

Income (loss) on variable interest entities. Income (loss) on variable interest entities for the three and six months ended June 30, 2011 was $2.4 million and ($3.8) million, respectively, compared to ($38.5) million and ($531.3) million for the three and six months ended June 30, 2010. Included within Income (loss) on variable interest entities are income statement amounts relating to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

VIEs consolidated under the applicable consolidation accounting standards, including gains or losses attributable to consolidating or deconsolidating VIEs subsequent to the adoption of new consolidation accounting requirements on January 1, 2010. The net gain for the three months ended June 30, 2011 includes accretion of the present value discount on existing net VIE assets into income partially offset by ($8.3) million of net losses related to a newly consolidated VIE. Consolidation of one VIE effective April 1, 2011 resulted in a gain of $55.5 million, representing the difference between net assets of the VIE at fair value as of the consolidation date and the previous carrying value of Ambac’s net insurance liabilities associated with the VIE. The consolidation gain was offset by losses of ($63.8) million from the results of this VIE during the quarter driven by increases in the estimated fair value of the VIE’s note liabilities. The newly consolidated VIE contains primarily non-financial assets which are carried at amortized cost while its note liabilities are carried at fair value with changes in value reported through earnings. In consolidation, favorable changes in the estimated cash flow available to pay the note liabilities of this insured transaction, while reflecting reduced credit risk, will generally result in mark-to-market losses recognized through income. The different accounting models applicable to this VIE’s assets and liabilities may result in significant volatility period to period. Most of Ambac’s consolidated VIEs are performing transactions that include financial assets and financial liabilities, for which changes in fair value generally offset in the Consolidated Statement of Operations. For the three months ended June 30, 2010, the loss on variable interest entities resulted primarily from an estimated decline in the fair value of assets within two student loan VIEs relative to the change in fair value of the VIEs’ note liabilities. These student loan transactions are included in management’s adversely classified list and are expected to require future claims payments under Ambac Assurance’s financial guarantee policies. Estimates of future insurance claim payments are used in determining the fair value of the loans held by these consolidated VIEs.

The loss on variable interest entities for the six months ended June 30, 2011 reflect the factors noted above for the second quarter plus the loss on deconsolidation of a transaction during the first quarter. Results for the first six months of 2010 were affected by losses on two consolidated student loan transactions and the deconsolidation of many VIEs in March 2010. With the implementation of the new consolidation standard (ASU 2009-17), Ambac consolidated significantly more VIEs beginning January 1, 2010 (89 VIEs). Further, as a result of the Rehabilitation of the Segregated Account of Ambac Assurance, effective March 24, 2010 Ambac no longer had the unilateral power to direct the activities of certain previously consolidated VIEs that most significantly impact the VIEs economic performance. Accordingly, Ambac deconsolidated 49 VIEs, mostly RMBS transactions on March 24, 2010. The net loss related to these deconsolidated VIEs for the three months ended March 31, 2010 was $495.1 million. The loss upon deconsolidation primarily arises from re-establishment of the carrying value of insurance loss reserves and other insurance accounts which have an aggregate net liability balance greater than the aggregate net liabilities of the VIEs in consolidation. Refer to Note 4 of the Unaudited Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for further information on the accounting for VIEs.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Loss and loss expenses for the three and six months ended June 30, 2011 and 2010 were $196.4 million and $1,116.0 million, respectively, compared to $323.3 million and $412.4 million, respectively. Losses for the three and six months ended June 30, 2011 were driven by higher estimated losses in the first-lien RMBS portfolio, offset by a reduction in estimated losses for the second-lien RMBS portfolio, as well as higher expected losses for certain structured insurance, student loan, and transportation credits.

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 6 of the Unaudited Consolidated Financial Statements, located in Part 1, Item 1 of this Form 10-Q for further information on loss reserves.

The following table summarizes the changes in the total net loss reserves for the six months ended June 30, 2011 and the year ended December 31, 2010:

($ in millions)	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Beginning balance of loss reserves, net of Subrogation recoverable and reinsurance	$4,424.5	$3,777.3

Impact of adopting ASU 2009-17	—	(503.8)

Beginning balance of net loss reserves	$4,424.5	$3,273.5
Provision for losses and loss expenses	1,116.0	719.4
Losses paid	(38.7)	(368.1)
Recoveries of losses paid from reinsurers	7.2	14.6
Other recoveries, net of reinsurance	61.8	107.9
Other adjustments (including foreign exchange)	7.8	0.5
(Consolidation) Deconsolidation of certain VIEs	(39.3)	676.7

Ending balance of net loss reserves	$5,539.3	$4,424.5

Refer to Note 4 for further information on the basis for consolidations and deconsolidations of VIEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The losses and loss expense reserves as of June 30, 2011 and December 31, 2010 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,545.4 million and $2,391.3 million, respectively. Please refer to Note 6 of the Unaudited Consolidated Financial Statements in Part 1, Item 1 for further information on the change in estimated recoveries.

The following tables provide details of net claims presented, net of recoveries received for the six months ended June 30, 2011 and 2010:

($ in millions)	Six Months Ended June 30, 2011(1)	Six Months Ended June 30, 2010
Net losses presented / (recovered):
Public Finance	$13.4	$13.4
Structured Finance(2)	658.8	809.5
International Finance	(0.1)	23.8

Total	$672.1	$846.7

(1)	As a result of the claim moratorium on the Segregated Account of Ambac Assurance by the rehabilitator on March 24, 2010, $702.3 million and $655.5 million of claims were presented and not paid in the six months ended June 30, 2011 and 2010, respectively.
(2)	Includes claims presented for RMBS first-lien policies in the amount of $450.9 million and $289.0 million for the six months ended June 30, 2011 and 2010, respectively; and RMBS second-lien policies in the amount of $190.1 million and $504.9 million for the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, expected future claims to be presented (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $2,584.1 million. Included therein are amounts of $857.7 million, $36.0 million, ($1,063.1) million, $345.2 million and $189.7 million for 2011, 2012, 2013, 2014, and 2015, respectively. These amounts are net of the previously mentioned representation and warranty breach recoveries totaling $2,646.4 million ($824.5 million and $1,821.9 million in 2012 and 2013, respectively).

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and six months ended June 30, 2011 and 2010 were $11.8 million and $54.2 million, respectively, a decrease from $58.9 million for the three months ended June 30, 2010 and $109.4 million for the six months ended June 30, 2010. Underwriting and operating expenses consist of gross underwriting and operating expenses, plus the amortization of previously deferred expenses and net reinsurance commissions received. The decrease in underwriting and operating expenses was primarily due to lower compensation, premises, consulting and legal expenses. Compensation costs declined as a result of reductions in staff levels and an increase in forfeitures of previous stock option and RSU awards. As a result of the termination of Ambac’s corporate office lease in May 2011 all existing assets (leasehold improvements) and liabilities (deferred rent) relating to this lease were reduced to zero. Deferred rent was caused by the free rent periods during the life of the lease, whereas the expense of the lease was recognized on a straight-line basis. Declines in legal and consulting costs as compared to 2010 primarily related to the CDO of ABS commutation costs in 2010.

Interest Expense. Interest of $29.6 million and $57.7 for the three and six months ended June 30, 2011, compared to $6.9 million for the three and six months ended June 30, 2010 relating to accrued interest, as well as accretion of discount, on surplus notes issued by Ambac Assurance in connection with the issuance of surplus notes and junior surplus notes from both Ambac Assurance and the Segregated Account of Ambac Assurance.

Financial Services:

Through its Financial Services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits and derivative products. Since 2008, all Financial Services portfolios have been in runoff. The portfolios of the Financial Services segment during 2010 and the first six months of 2011 included interest rate and currency swaps and investment agreements, including the associated invested asset portfolio. While the derivative products business generally seeks to remain neutral to interest rate and currency fluctuations, the portfolio could experience gains or losses related to certain aspects of portfolio positioning. The derivative products portfolio has been positioned to benefit from rising interest rates in order to mitigate exposure to floating rate obligations in the Financial Guarantee segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues. The following table provides a breakdown of Financial Services revenues for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Investment income	$7.6	$8.9	$12.3	$18.1
Derivative products	(65.6)	(71.0)	(44.6)	(129.2)
Other-than-temporary impairment losses	—	(3.1)	—	(3.1)
Net realized investment (losses) gains	3.0	65.8	5.5	67.2
Net mark-to-market gains (losses) on non-trading derivative contracts	—	(11.6)	—	(14.3)

Total Financial Services revenue	$(55.0)	$(11.0)	$(26.8)	$(61.3)

Investment Income. The decrease in investment income for the three and six months ended June 30, 2011 was driven primarily by a smaller portfolio of investments in the investment agreement business. The portfolio decreased primarily as a result of sales of securities to fund repayment of investment agreements as Ambac’s investment agreement obligations were reduced from $942.5 million at June 30, 2010 to $590.6 million at June 30, 2011.

Derivative Products. The losses in derivative product revenues for the three and six months ended June 30, 2011 and for the three and six months ended June 30, 2010 resulted primarily from mark-to-market losses in the derivative products portfolio arising from declining interest rates. Losses arising from declines in interest rates during the three and six month periods ended June 30, 2011 were less significant than in the comparative periods of 2010. Additionally, results for the 2010 periods were negatively impacted by termination losses but benefited from positive valuation adjustments related to Ambac’s credit risk. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. This additional interest rate sensitivity contributed losses of $80.3 million and $58.4 million for the three and six months ended June 30, 2011, respectively; compared to losses of $155.6 million and $170.2 million to derivative product results for the three and six months ended June 30, 2010, respectively.

Derivative product revenues include termination fees and fair value adjustments to reflect estimated swap replacement costs on positions remaining in the portfolio. Termination fees generally reflect the counterparties’ cost to replace Ambac on their swaps. These fees are realized upon the swap counterparties’ exercise of termination rights allowed by Ambac Assurance’s rating downgrades or upon negotiated settlements. The fair value of derivatives remaining in the portfolio include a provision for the estimated value of these termination rights. Many derivative counterparties retain the right to terminate contracts. Termination gains (losses), including related changes in fair value adjustments were $2.9 million and $0.1 million for the three and six months ended June 30, 2011, respectively, compared to $(7.4) million and $(48.1) million for the three and six months ended June 30, 2010. The value of future terminations cannot be determined with certainty until such terminations occur. Accordingly, further termination losses may occur in the future.

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses in the financial services investment portfolios were $0 million for the three and six months ended June 30, 2011 and $3.1 million for the three and six months ended June 30, 2010. Losses in 2010 are the result of write-downs on Alt-A residential mortgage-backed securities that management intended to sell to meet liquidity needs.

Net Realized Investment Gains. The following table details amounts included in net realized investment gains for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2011	2010	2011	2010
Net (losses) gains on securities sold or called	$(0.1)	$(7.7)	$2.4	$(6.3)
Net gains on termination of investment agreements	3.1	73.5	3.1	73.5

Total net realized investment gains	$3.0	$65.8	$5.5	$67.2

Expenses. Expenses for the three and six months ended June 30, 2011 were $4.7 million and $9.5 million, respectively, down 37% from $7.5 million in the three months ended June 30, 2010 and down 42% from $16.5 million in the six months ended June 30, 2010. These declines stemmed primarily from reductions in interest expenses on outstanding investment agreements as the portfolio declined to $590.6 million from $942.5 million at June 30, 2011 and 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate and Other:

Other Income. Other income for the three and six months ended June 30, 2011 was $72 thousand and $149 thousand, respectively, compared to $1.2 million and $1.5 million for the three and six months ended June 30, 2010, respectively. Included with other income are (i) investment income from corporate investments, and (ii) RangeMark Financial Services, Inc. (“RangeMark”) investment advisory, consulting and research services (prior to the sale in July 2010).

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

Interest Expense. Interest expense for the three and six months ended June 30, 2011 and 2010 was zero compared to $29.6 million and $59.8 million for the three and six months ended June 30, 2010, respectively. Interest was no longer accrued on its debt obligations included in Liabilities Subject to Compromise on the Consolidated Balance Sheets after Ambac filed for bankruptcy on November 8, 2010. If Ambac had continued to accrue interest on its debt obligations, contractual interest expense would have been $28.6 million and $57.2 million for the three and six months ended June 30, 2011, respectively.

Corporate Expense. Corporate expense for the three and six months ended June 30, 2011 was $1.0 million and $1.5 million, respectively, a decrease of $11.6 million from $12.6 million for the three months ended June 30, 2010 and a decrease of $23.1 million from $24.6 million in the six months ended June 30, 2010. The decrease is due to (i) Rangemark expenses of $1.8 million and $8.5 million for the three and six months ended June 30, 2010, respectively, compared to none in 2011, and (ii) lower legal and consulting costs as such professional fees are reflected in reorganization items.

Reorganization Items, net. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. Reorganization items reported in 2011 include professional advisory fees (approximately $17.2 million) and other bankruptcy-related costs. On March 1, 2011, Ambac, Ambac Assurance, the Segregated Account of Ambac Assurance and One State Street, LLC (“OSS”) entered into a settlement agreement to terminate the Company’s office lease with OSS and agree to settle all claims among the parties. The Settlement Agreement provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for approximately $14.1 million. The Ambac Payment will be made by the Company in the same form as payment is made to the Company’s other creditors.

Provision for Income Taxes. The income tax expense of $0.5 million and $2.9 million for the three and six months ended June 30, 2011, respectively, related predominantly to pre-tax profits in Ambac UK’s Italian branch, which can not be offset by losses in other jurisdictions. Income taxes for the three and six months ended June 30, 2010 were at an effective rate of 00.0% and 00.0%, respectively.

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

Ambac Assurance reported statutory capital and surplus of $476.4 million and $1,026.9 million as of June 30, 2011 and December 31, 2010, respectively. Ambac Assurance, combined with Everspan, reported contingency reserves of $565.1 million and $512.6 million as of June 30, 2011 and December 31, 2010, respectively. Ambac Assurance reported a statutory net loss of $472.6 million for the six months ended June 30, 2011. The primary drivers of the statutory net loss were statutory loss and loss expenses related primarily to Ambac Assurance’s RMBS financial guarantee portfolio for both initial defaults and continued deterioration in previously defaulted credits.

Statutory surplus is sensitive to: (i) further credit deterioration on the defaulted credits in the insured portfolio, (ii) deterioration in CDS exposures that give rise to impairments, (iii) first time payment defaults of insured obligations, which increases statutory loss

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

The significant differences from U.S. GAAP are that under SAP:

•

Loss reserves are only established for losses on guaranteed obligations that have defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (currently discounted at 5.1% as prescribed by OCI). Under U.S. GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of U.S GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a risk-free discount rate, currently at 2.92%.

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

•

Variable interest entities are not required to be assessed for consolidation. Under U.S. GAAP, a reporting entity that has both the following characteristics is required to consolidate the VIE: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. With regard to issuance of a financial guarantee insurance policy, Ambac generally has the obligation to absorb losses of VIEs that could potentially be significant to the VIE as the result of its guarantee of insured obligations issued by VIEs.

•

As a result of prescribed practices by OCI, all issued surplus notes are included in Surplus at an amount equal to par regardless of the amounts received in consideration for issuance of the notes. Under U.S. GAAP, surplus notes are included in long-term debt obligations recorded at their estimated fair value and accrete up to face value via the effective interest method. The OCI has extended the preceding prescribed practice related to surplus notes to the evaluation of other-than-temporary impairments for Ambac Assurance guaranteed securities held in the investment portfolio. Under both U.S. GAAP and the NAIC SAP, the present value of cash flows expected to be collected will be equal the sum of the present value of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. The Wisconsin Insurance Commissioner has directed Ambac Assurance to utilize par value rather than fair value of these surplus notes in this computation.

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

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by Ambac’s Chapter 11 Bankruptcy filing. We believe the consummation of a successful restructuring under Chapter 11 of the Bankruptcy Code is critical to our continued viability and long term liquidity. As with any judicial proceeding, there are risks of unavoidable delay with a Chapter 11 proceeding and there are risks of objections from certain stakeholders, including objections from the holders of unsecured debt that vote to reject a plan of reorganization. Further delays in the confirmation of a plan, or the threat of rejection of the plan by the Bankruptcy Court, would add expense as Ambac will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. A prolonged continuation of the Chapter 11 proceedings may also require us to seek financing. If we require financing during the Chapter 11 proceedings and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, our assets and securities could become further devalued or worthless. While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no guarantee can be given that it will be able to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $51.3 million at June 30, 2011 (excluding $2.5 million of restricted cash), reaching a bankruptcy settlement with Ambac Assurance or otherwise restructuring, and on the residual value of Ambac Assurance. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. The principal uses of liquidity will be the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses related to pending litigation. Ambac’s liquidity requirements are being funded by cash on hand and any contingencies could cause material additional liquidity strains.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on receipt of installment premiums on existing financial guarantees, principal and interest cash flows from investments, and the amount of required loss and commutation payments on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, repayment of affiliate loans, claim recoveries from reinsurers and RMBS subrogation recoveries. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss and commutation payments on both insurance and credit derivative contracts, reinsurance premiums, surplus notes interest payments, and additional loans to affiliates. As a result of the Segregated Account Rehabilitation Plan, claim payments on policies allocated to the Segregated Account will not be paid until the Segregated Account Rehabilitation Plan is declared effective. Surplus note interest payments require the approval of OCI. On June 1, OCI issued its disapproval of the requests of Ambac Assurance and the rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding Surplus Notes issued by Ambac and the Segregated Account on the first scheduled interest payment date of June 7, 2011.

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $824.5 million and $1,821.9 million in 2012 and 2013, respectively. The amount of these subrogation recoveries is significant and if we’re unable to recover any amounts our future available liquidity to pay claims would be reduced materially.

A subsidiary of Ambac Assurance provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurer is required to repay all amounts drawn under the liquidity facility. At June 30, 2011 and December 31, 2010 $8.8 million was drawn on this liquidity facility. At June 30, 2011 the undrawn balance of the liquidity facility was $351.2 million.

Ambac and its affiliates participate in leveraged lease transactions with municipalities, utilities and quasi-governmental agencies (collectively “lessees”), either directly or through various affiliated companies. Assets underlying these leveraged lease transactions involve equipment and facilities used by the lessees to provide basic public services such as mass transit and utilities. Ambac and its affiliates provided one or more of the following financial products in these transactions: (i) credit default swaps, (ii) guarantees of the

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

Ambac Assurance’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac Assurance rating downgrade triggering events at June 30, 2011 was $915.7 million. Ambac Assurance’s financial guarantee exposure to these termination payments, net of defeasance collateral was $771.3 million, at June 30, 2011.

As a result of Ambac Assurance’s credit rating downgrades, seven lessees in these transactions may be required to replace Ambac Assurance as financial enhancement provider if waivers granted by the lessors are not renewed. Ambac Assurance’s aggregate financial enhancement exposure related to these transactions at June 30, 2011 was $592.2 million, or $447.8 million net of defeasance collateral. There are four additional lessees that could be required to replace Ambac Assurance as financial enhancement provider in certain circumstances. In one case, Ambac Assurance’s replacement could be required upon the withdrawal of the guarantee provided by the lessee’s municipal owner. In another case, Ambac Assurance’s replacement could be required upon the rating downgrade of the second guarantor below a threshold level. In the other two cases, Ambac Assurance’s replacement could be required if the lessee withdrew additional collateral it has pledged to the lessor.

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

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreements and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of June 30, 2011, $365.2 million of contingent withdrawal investment agreements issued to CDOs remained outstanding. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

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

book value. In addition, Ambac has posted collateral of $609.1 million in connection with its outstanding investment agreements, including accrued interest, at June 30, 2011.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges most of the related interest rate and currency risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post collateral in excess of the amounts needed to cover unrealized losses, often referred to as an independent amount. Additionally, AFS hedges part of its interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, it would generally result in a return of collateral to AFS in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $207.9 million, including independent amounts, under these contracts at June 30, 2011.

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

Balance Sheet. In the first six months of 2011, total assets decreased from $29.0 billion to $27.9 billion as of June 30, 2011, driven by the net decline in assets of consolidated variable interest entities, partially offset by (i) installment premium receipts on insurance and credit derivative transactions; and (ii) coupon payments on investment securities. As of June 30, 2011, total stockholders’ deficit was $2.07 billion, as compared to $1.35 billion deficit at December 31, 2010. This change was primarily caused by the net loss for the period, partially offset by improvements in fair value of investment securities during the period.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments, excluding VIE fixed income securities, at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$1,889.1	$1,974.3	$1,878.8	$1,921.3
Corporate obligations	973.5	1,013.2	897.7	917.9
Foreign obligations	93.2	98.0	113.1	118.4
U.S. government obligations	92.7	93.0	153.6	156.9
U.S. agency obligations	81.3	87.7	81.7	88.3
Residential mortgage-backed securities	1,187.9	1,569.4	1,239.1	1,498.7
Collateralized debt obligations	43.8	41.4	41.0	32.3
Other asset-backed securities	988.9	995.9	1,019.9	1,004.3
Short-term	1,066.4	1,066.4	991.6	991.6
Other	0.1	0.1	0.1	0.1

	6,416.9	6,939.4	6,416.6	6,729.8

Fixed income securities pledged as collateral:
U.S. government obligations	127.9	132.8	113.2	115.4
Residential mortgage-backed securities	6.4	7.3	7.7	8.1

	134.3	140.1	120.9	123.5

Total	$6,551.2	$7,079.5	$6,537.5	$6,853.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities, excluding VIE mortgage and asset-backed securities, at June 30, 2011 and December 31, 2010 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
June 30, 2011:
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$485.8	252.8	$—	$738.6
RMBS – Second-Lien	408.9	—	—	408.9
U.S. Government Sponsored Enterprise Mortgages	106.5	160.7	—	267.2
RMBS – First-Lien – Sub-Prime	126.8	—	—	126.8
Government National Mortgage Association	3.5	26.4	—	29.9
RMBS – First-Lien – Prime	5.3	—	—	5.3

Total residential mortgage-backed securities	1,136.8	439.9	—	1,576.7

Other asset-backed securities
Military Housing	355.5	—	—	355.5
Credit Cards	—	176.8	—	176.8
Auto	77.2	68.9	—	146.1
Structured Insurance	136.1	—	—	136.1
Student Loans	18.1	23.4	—	41.5
Other	119.5	20.4	—	139.9

Total other asset-backed securities	706.4	289.5	—	995.9

Total	$1,843.2	$729.4	$—	$2,572.6

December 31, 2010
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$502.9	$254.8	$—	$757.7
U.S. Government Sponsored Enterprise Mortgages	121.0	293.2	—	414.2
RMBS – Second-Lien	219.1	—	—	219.1
RMBS – First-Lien – Sub-Prime	99.6	—	—	99.6
Government National Mortgage Association	3.8	6.5	—	10.3
RMBS – First-Lien – Prime	5.9	—	—	5.9

Total residential mortgage-backed securities	952.3	554.5	—	1,506.8

Other asset-backed securities
Military Housing	368.6	—	—	368.6
Credit Cards	—	256.1	—	256.1
Structured Insurance	133.6	—	—	133.6
Auto	—	110.8	—	110.8
Student Loans	16.3	33.0	—	49.3
Other	85.9	—	—	85.9

Total other asset-backed securities	604.4	399.9	—	1,004.3

Total	$1,556.7	$954.4	$—	$2,511.1

The weighted average rating, which is based on the lower of Standard & Poors or Moody’s ratings, of the mortgage and asset-backed securities is BBB- and BBB, as of June 30, 2011 and December 31, 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the fair value of non-agency residential mortgage-backed securities, excluding VIE non-agency residential mortgage-backed securities, by vintage and type at June 30, 2011 and December 31, 2010:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
June 30, 2011
2003 and prior	$—	$0.9	$—	$3.7	$4.6
2004	25.1	7.3	—	1.4	33.8
2005	190.9	69.2	5.3	4.3	269.7
2006	209.2	265.6	—	100.8	575.6
2007	313.4	65.9	—	16.6	395.9

Total	$738.6	$408.9	$5.3	$126.8	$1,279.6

December 31, 2010
2003 and prior	$—	$1.0	$—	$3.2	$4.2
2004	27.3	3.9	—	1.6	32.8
2005	209.1	50.9	5.9	3.5	269.4
2006	214.8	110.2	—	77.2	402.2
2007	306.5	53.1	—	14.1	373.7

Total	$757.7	$219.1	$5.9	$99.6	$1,082.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, for all securities in an unrealized loss position as of June 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	June 30, 2011		December 31, 2010
($ in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$61.9	$0.4	$281.8	$7.6
7 – 12 months	28.4	0.6	—	—
Greater than 12 months	16.1	0.9	33.9	4.0

	106.4	1.9	315.7	11.6

Corporate obligations in continuous unrealized loss for:
0 – 6 months	52.6	1.5	51.8	1.7
7 – 12 months	12.2	0.5	—	—
Greater than 12 months	201.7	12.8	212.4	22.1

	266.5	14.8	264.2	23.8

U.S. treasury obligations in continuous unrealized loss for:
0 – 6 months	4.6	—	5.0	—
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	4.6	—	5.0	—

Residential mortgage-backed securities in continuous unrealized loss for:
0 – 6 months	65.3	4.2	22.2	0.5
7 – 12 months	5.3	0.2	—	—
Greater than 12 months	113.8	40.8	127.8	40.2

	184.4	45.2	150.0	40.7

Collateralized debt obligation securities in continuous unrealized loss for:
0 – 6 months	—	—	—	—
7 – 12 months	—	—	—	—
Greater than 12 months	14.7	2.5	30.4	9.1

	14.7	2.5	30.4	9.1

Other asset-backed securities in continuous unrealized loss for:
0 – 6 months	49.5	0.3	97.3	1.5
7 – 12 months	—	—	4.7	—
Greater than 12 months	272.3	29.7	440.7	42.4

	321.8	30.0	542.7	43.9

Totals	$898.4	$94.4	$1,308.0	$129.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management has determined that the unrealized losses in fixed income securities at June 30, 2011 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities, including those guaranteed by Ambac Assurance, and a general increase in risk and liquidity premiums demanded by fixed income investors. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no unexpected principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management has no intent to sell these investments in debt securities; and (d) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. Of the $898.4 million that were in a gross unrealized loss position at June 30, 2011, below investment grade securities and non-rated securities had a fair value of $155.4 million and unrealized loss of $35.3 million, which represented 17.3% of the total fair value, and 37.4% of the unrealized loss as shown in the table above. Of the $1,308.0 million that were in a gross unrealized loss position at December 31, 2010, below investment grade securities and non-rated securities had a fair value of $110.1 million and an unrealized loss of $31.5 million, which represented 8.4% of the total fair value and 24.4% of the unrealized loss as shown in the above table.

During the three and six months ended June 30, 2011 and 2010, other-than-temporary impairment write-downs in the Financial Guarantee and Financial Services investment portfolios were as follows:

(in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Financial Guarantee	$17.6	$7.5	$19.3	$38.8
Financial Services	—	3.1	—	3.1

Total other-than-temporary impairment losses recognized in earnings	$17.6	$10.6	$19.3	$41.9

For the three and six months ended June 30, 2011, other-than-temporary impairments in the Financial Guarantee investment portfolio resulted primarily from adverse changes to projected cash flows on Ambac-wrapped securities. As a result of the rehabilitation of the Segregated Account, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. The form and timing of future financial guarantee payments will be determined by the Segregated Account Rehabilitation Plan that is ultimately declared effective by the rehabilitator. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. Changes in the estimated effective date of the Segregated Account Rehabilitation Plan and resumption of claim payments thereunder have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during the three and six months ended June 30, 2011. Other-than-temporary impairments for the three and six months ended June 30, 2010 reflect charges to write-down structured finance securities to fair value as a result of management’s intent to sell securities to meet liquidity needs as well as credit losses on securities guaranteed by Ambac Assurance arising from the expected impact of the Segregated Account rehabilitation on projected cash flows from those securities. As of June 30, 2011, management has not asserted an intent to sell any securities from its portfolio. Future changes in our estimated liquidity needs or business strategies could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Other-than-temporary impairment charges to earnings related to the Financial Services investment portfolio for the three and six months ended June 30, 2010 were related to Alt-A residential mortgage-backed securities that management intended to sell.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the ratings distribution of the fixed income investment portfolio, excluding VIE fixed-income investments, at June 30, 2011 and December 31, 2010:

Rating (1)	Financial Guarantee	Financial Services	Combined
June 30, 2011:
AAA	30%	60%	34%
AA	30	14	28
A	19	<1	16
BBB	8	5	8
Below investment grade	13	21	14
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2010:
AAA	30%	65%	36%
AA	32	14	29
A	16	2	13
BBB	10	2	9
Below investment grade	12	17	13
Not Rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities, excluding VIE guaranteed securities, at June 30, 2011 and December 31, 2010:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating(1)
June 30, 2011
Financial Guarantee
National Public Finance Guarantee Corporation	$831.6	$81.7	$—	$—	$913.3	A+
Ambac Assurance Corporation	60.5	4.6	1,076.0	—	1,141.1	B+
Assured Guaranty Municipal Corporation	430.2	98.7	10.7	24.0	563.6	A+
Financial Guarantee Insurance Corporation	17.1	—	9.7	—	26.8	BBB+
MBIA Insurance Corporation	—	19.9	4.9	—	24.8	BBB-
Assured Guaranty Corporation	—	—	45.4	—	45.4	CCC+

Total	$1,339.4	$204.9	$1,146.7	$24.0	$2,715.0	BBB

Financial Services
Assured Guaranty Municipal Corporation	$—	$62.0	$—	$—	$62.0	BBB
Assured Guaranty Corporation	$—	$—	$—	$—	$—

Total	$—	$62.0	$—	$—	$62.0	BBB

Corporate
Assured Guaranty Municipal Corporation	$—	$—	$—	$22.5	22.5	AA-

Total	$—	$—	$—	$22.5	$22.5	AA-

December 31, 2010
Financial Guarantee
National Public Finance Guarantee Corporation	$815.8	$80.9	$—	$—	$896.7	AA-
Ambac Assurance Corporation	55.8	4.6	840.2	—	900.6	BB
Assured Guaranty Municipal Corporation	399.4	93.2	25.8	—	518.4	A+
Financial Guarantee Insurance Corporation	16.4	—	11.8	—	28.2	BBB+
MBIA Insurance Corporation	—	19.6	5.6	—	25.2	BBB-
Assured Guaranty Corporation	—	—	16.4	—	16.4	D

Total	$1,287.4	$198.3	$899.8	$—	$2,385.5	BBB+

Financial Services
Assured Guaranty Municipal Corporation	$—	$57.9	$—	$—	$57.9	BBB
Assured Guaranty Corporation	—	—	28.7	—	28.7	BB

Total	$—	$57.9	$28.7	$—	$86.6	BBB-

Corporate
Assured Guaranty Municipal Corporation	$—	$—	$—	$22.5	$22.5	AA-

Total	$—	$—	$—	$22.5	$22.5	AA-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody’s. If unavailable, Ambac’s internal rating is used.

Cash Flows. Net cash provided by (used in) operating activities was $207.6 million and ($2,353.2) million during the six months ended June 30, 2011 and 2010, respectively. Operating cash flows increased in the first six months of 2011 primarily due to lower loss payments in 2011 as a result of the claims moratorium imposed on the Segregated Account by OCI. Operating cash flows were negatively impacted during the six months ended June 30, 2010 by realized losses of $2.8 billion as a result of CDS commutations entered into. Operating cash flows were not impacted by interest payments under surplus notes issued by Ambac Assurance and the Segregated Account of Ambac Assurance since OCI did not approve such payments in June 2011. Future net cash provided by operating activities will be impacted by the level of premium collections, surplus note interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of presented but unpaid claims as a result of the claim moratorium), including payments under credit default swap contracts.

Net cash provided by investing activities was $15.9 million and $2,596.2 million during the six months ended June 30, 2011 and 2010, respectively. These investing activities were primarily from sales and maturities of fixed income securities to meet operating cash flow needs, partially offset by purchases of investments.

Net cash used in financing activities was $215.6 million and $298.3 million during the first six months ended June 30, 2011 and 2010, respectively. Financing activities for the first six months ended June 30, 2011 and 2010 included repayments of investment and payment agreements of $213.2 million and $213.1 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Purpose and Variable Interest Entities. Please refer to Note 4, “Special Purpose Entities, including Variable Interest Entities” to the Unaudited Consolidated Financial Statements in Part 1, Item 1 on this Form 10-Q for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management. Ambac’s principal business strategy going forward is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, commutations of policies and repurchases of surplus notes issued in respect of claims) and maximizing the return on its investment portfolio. The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategy. As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, Ambac’s risk management practices are qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices. By virtue of a management services contract executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Risk Management group is responsible for all surveillance, remediation and mitigation services provided to the Segregated Account under the supervision of the Office of the Commissioner of Insurance of the State of Wisconsin (the “OCI”). Please refer to Risk Management located in Part I, Item 1: Business of this Form 10-K for further discussion of our Risk Management Group.

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

Investment Securities—Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration, asset type limits and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes procedures on residential mortgage-backed securities consistent with these utilized to assess the risk of our insured RMBS exposures.

Derivatives—Credit risks relating to derivative positions primarily concern the default of a counterparty. Counterparty default exposure on derivatives (other than credit derivatives) is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits. Derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Credit risk associated with such customer derivatives, including credit derivatives, is managed through the financial guarantee portfolio risk management processes described above.

Reinsurance—To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, and (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures. Ambac Assurance held letters of credit and collateral amounting to approximately $318.8 million from its reinsurers at June 30, 2011. The largest reinsurer accounted for 6.6% of gross par outstanding at June 30, 2011.

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

Ambac Financial Services (“AFS”) manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and some excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “Macro Hedge”). Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1 basis point in relation to taxable interest rates, Ambac would experience a mark-to-market gain or loss of $0.2 million and $0.2 million at June 30, 2011 and December 31, 2010, respectively. For a 1 basis point parallel shift in USD Libor interest rates versus the US Treasury rate Ambac would experience a mark-to-market gain or loss of $0.01 million and $0.01 million at June 30, 2011 and December 31, 2010, respectively. Each of the amounts above is presenting sensitivity (gain or loss) under the assumption that everything else remains unchanged. Actual changes in tax-exempt interest rates, and US Libor vs. US Treasury rates, as well as changes in Libor curves for different currencies themselves are correlated. This correlation is taken into account when we produce VaR numbers based on historical changes of all interest rate risk components as discussed below. The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the Macro Hedge position would produce mark-to-market gains or losses of approximately $2.1 million for a 1 basis point parallel shift in USD Libor and US Treasury rates up or down at June 30, 2011.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the six months ended June 30, 2011 and the year ended December 31, 2010, Ambac’s VaR, for its core interest rate swap portfolio (which excludes the Macro Hedge) averaged approximately $2.8 million and $3.7 million, respectively. Ambac’s VaR ranged from a high of $4.8 million to a low of $1.5 million in the first six months of 2011 and from a high of $6.5 million to a low of $1.9 million in the first six months of 2010. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

The municipal interest rate swaps we provide require AFS to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. Beginning 2008, dislocation in the credit markets and rating agency actions on Ambac Assurance led to increases in Ambac’s payments under interest rate swaps where Ambac pays an issue-specific rate, resulting in losses on those swaps. These swaps contain provisions that are designed to protect against certain forms of basis risk or tax reform. Such provisions include the ability of AFS to convert the rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of a taxable index rate in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event the bonds are put to a liquidity provider under a liquidity facility. Since 2008, Ambac has (i) terminated the vast majority of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $36.3 million as of June 30, 2011.

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

The following table summarizes the net par exposure outstanding (notional values) and net derivative asset (liability) balance related to credit derivatives as of June 30, 2011 and December 31, 2010 by asset type:

($ in millions)	CLO	Other	Total
June 30, 2011:
Net par outstanding	$10,817	$6,555	$17,372
Net liability fair value	(61)	(155)	(216)

December 31, 2010:
Net par outstanding	$11,593	$7,173	$18,766
Net liability fair value	(71)	(151)	(222)

The following table summarizes the estimated change in fair values on the balance of Ambac’s net credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at June 30, 2011 and December 31, 2010:

($ in millions)
Change in Underlying Spreads	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
June 30, 2011:
500 basis point widening	$(132)	$(176)	$(308)	$(524)
250 basis point widening	(66)	(88)	(154)	(370)
50 basis point widening	(13)	(18)	(31)	(247)
Base scenario	—	—	—	(216)
50 basis point narrowing	13	18	31	(185)
250 basis point narrowing	54	79	133	(83)
500 basis point narrowing	59	130	189	(27)

December 31, 2010:
500 basis point widening	(130)	(126)	(256)	(478)
250 basis point widening	(65)	(63)	(128)	(350)
50 basis point widening	(13)	(12)	(25)	(247)
Base scenario	—	—	—	(222)
50 basis point narrowing	13	12	25	(197)
250 basis point narrowing	58	52	110	(112)
500 basis point narrowing	69	83	152	(70)

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $647.5 million and $886.7 million reduction to the credit derivatives liability as of June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010 the credit valuation adjustment was calculated as 75% and 80%, respectively, of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 11 for further information on the measurement of the credit valuation adjustment.

Item 4.	Controls and Procedures

In connection with the preparation of this Second Quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and as a result of the previously identified material weakness in internal control relating to the accuracy of inputs to a non-RMBS loss reserve model as described in the 2010 Annual Report on Form 10-K, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, Ambac’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness in internal control over financial reporting, Ambac believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, Ambac’s consolidated financial condition as of June 30, 2011 and December 31, 2010 and consolidated results of operations for the three and six month periods ended June 30, 2011 and 2010 and consolidated cash flows for the six month periods ended June 30, 2011 and 2010, in conformity with U.S. generally accepted accounting principles (GAAP). In addition, there has been no change in Ambac’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Ambac’s internal control over financial reporting.

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

Item 1A – Risk Factors

Disputes between the Company and OCI and Ambac Assurance regarding the Reorganization Plan could have a material adverse effect on our ability to implement a reorganization.

On July 6, 2011, Ambac filed a Reorganization Plan, which proposes a resolution of certain issues among the Company, the Creditors’ Committee, Ambac Assurance, the Segregated Account and OCI (the “Plan Settlement Option”). If Ambac Assurance and OCI do not accept this Plan Settlement Option by August 25, 2011, the Reorganization Plan provides that, among other things, the Company may reject the Ambac Consolidated Group tax-sharing agreement and cause a deconsolidation of Ambac Assurance from the Ambac Consolidated Group for U.S. federal income tax purposes. See footnote 1 to the Unaudited Consolidated Financial Statements contained in Part 1, Item 1 of this Form 10-Q for further details on the Reorganization Plan.

Mediation is currently scheduled for August 2011 to discuss the foregoing issues. There can be no assurances that the parties will be able to resolve these issues. If the parties are unable to resolve these issues, OCI has indicated that it will vigorously contest the Company’s efforts to implement the Reorganization Plan, including through litigation. The outcome of any litigation is uncertain, and litigation would reduce the cash currently available to the Company, increasing the likelihood of a liquidation pursuant to Chapter 7 of the Bankruptcy Code.

The outcome of the New York City Tax Claim may be unfavorable to the Company.

On December 14, 2010, the New York City Department of Finance (the “NYCDF”) filed a proof of claim in the Bankruptcy Court against the Company in the amount of $116.8 million (the “NYC Tax Claim”), asserting priority status. The Company filed an objection and request to disallow such tax claim and has engaged the NYCDF in discussions to resolve this claim. Allowance of the tax claim as filed would seriously jeopardize the Company’s ability to reorganize and may result in conversion to a Chapter 7 case. Although the Company believes the tax claim should be disallowed in its entirety, there can be no guarantee that the Bankruptcy Court will so find.

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

Certain adverse tax consequences could result from the Segregated Account Rehabilitation Plan and, as such, the rehabilitator is considering substantial amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings against Ambac Assurance. Such amendments and/or the initiation of rehabilitation proceedings against Ambac Assurance would likely have adverse consequences to holders of Ambac securities and may have adverse consequences to holders of securities insured by Ambac Assurance.

As described elsewhere herein, the issuance of surplus notes by both Ambac Assurance and the Segregated Account as contemplated by the current Segregated Account Rehabilitation Plan could subject Ambac Assurance to the risk of deconsolidation from Ambac for tax purposes, which may also result in a Section 382 limitation with respect to Ambac Assurance’s NOLs or an attribution of such NOLs to Ambac, or could subject Ambac Assurance to the risk of recognizing significant cancellation of indebtedness income (“CODI”). As such, the rehabilitator is considering substantial amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings with respect to Ambac Assurance. Such amendments to the Segregated Account Rehabilitation Plan (and, presumably, any rehabilitation plan with respect to Ambac Assurance) could include the elimination of the issuance of surplus notes by the Segregated Account and/or the imposition of transfer restrictions on any surplus notes issued by the Segregated Account.

Any such amendments to the Segregated Account Rehabilitation Plan could adversely affect the interests of Ambac security holders and holders of securities insured by Ambac Assurance, as such amendments could reduce the likelihood of consummation of

PART II – OTHER INFORMATION

an agreement between Ambac and Ambac Assurance with respect to the Plan Settlement Option. The parties’ failure to consummate such a transaction increases the likelihood that Ambac’s bankruptcy case will convert to a Chapter 7 liquidation proceeding, with attendant adverse consequences to Ambac security holders and holders of securities insured by Ambac Assurance (including, without limitation, the loss of the NOLs or limiting the use of the NOLs to offset gains realized in connection with the sale of Ambac’s assets). Additionally, the initiation of rehabilitation proceedings with respect to Ambac Assurance would result in the assumption of control by the rehabilitator of all of Ambac Assurance’s assets and management of Ambac Assurance. In exercising control, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of security holders of Ambac; such actions may result in material adverse consequences for Ambac’s security holders. In addition, the initiation of delinquency proceedings against Ambac Assurance would further decrease the likelihood that OCI will permit Ambac Assurance to make future dividend payments to Ambac. Finally, notwithstanding that amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings would be designed to preserve tax attributes for the ultimate benefit of policyholders, such amendments might have other adverse impacts on holders of securities insured by Ambac Assurance, including, without limitation, delays in receipt of cash in respect of claims, absence of surplus notes in respect of claims and/or the imposition of trading restrictions on surplus notes received in respect of claims.

Historical financial information may not be comparable.

Following confirmation of a Reorganization Plan and the transactions contemplated thereby, our financial condition and results of operations from and after the effective date of the Reorganization Plan may not be comparable to the financial condition or results of operations reflected in our historical financial statements. In addition, any amendments to the Segregated Account Rehabilitation Plan could have a significant impact on our financial statements, such that financial statements following such amendments may not be comparable to the financial condition or results of operations reflected in our historical financial statements.

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default, management’s ability to execute commutation transactions, and estimated remediation recoveries for, among other things, breaches by the RMBS issuer of representations and warranties. Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 6 of the Notes to the Unaudited Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

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

We also rely on internally and externally developed complex financial models, including a licensed statistical regression model related to RMBS, which we used for the first time in connection with the preparation of our 2011 results, to project performance of our insured obligations. Differences in the models that we employ, and/or flaws in these financial models and/or faulty assumptions used by these financial models, could lead to increased losses and loss reserves. Uncertainty with respect to the ultimate performance of certain of our insured exposures may result in substantial changes in loss reserves and/or actual losses. Correspondingly, such changes to loss reserves would affect our reported earnings. If we do not have sufficient liquidity to meet the increase in actual losses, our insurance operating subsidiaries may become subject to delinquency proceedings.

The determination of the amount of impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.

The determination of the amount of impairments on our investments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the

PART II – OTHER INFORMATION

future. Historical trends may not be indicative of future impairments. We use internally and externally developed financial models (including a licensed statistical regression model which we employed for the first time in connection with the preparation of our 2011 results) to project impairments with respect to RMBS held in our investment portfolio. Differences in the models we employ and/or flaws in these models and/or faulty assumptions used by these models, could lead to increased impairments with respect to RMBS in our investment portfolio.

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

The AAC Consolidated Tax Group may not be permitted to reconsolidate with the Company Consolidated Tax Group for a period of five years following the issuance of the Surplus Notes and the Ambac Assurance NOLs (and certain other tax attributes or tax benefits of the AAC Consolidated Tax Group) may be subject to limitation including the limitation provided by Section 382 following any permitted reconsolidation.

To the extent Ambac Assurance is no longer characterized as a member of the Company Consolidated Tax Group, the AAC Consolidated Tax Group may not reconsolidate with the Company Consolidated Tax Group for a period of five years following such event even if the Company were to be characterized as reacquiring or owning eighty (80) percent or more of the stock of the AAC Consolidated Tax Group following any deconsolidation. In addition, depending upon certain facts related to the potential deconsolidation of the AAC Consolidated Tax Group and any reconsolidation with the Company Consolidated Tax Group, the acquisition by the Company Consolidated Tax Group of additional value with respect to the stock of the AAC Consolidated Tax Group may also result in, under certain circumstances, the imposition of a Code Section 382 limitation with respect to the AAC Consolidated Tax Group’s NOL reducing or eliminating (if there is a second ownership change within two years of the confirmation of a Bankruptcy or a rehabilitation plan) the potential tax benefit of the NOLs to the Company Consolidated Tax Group. The potential limit on reconsolidation and the potential Section 382 limitation with respect to the Ambac Assurance NOLs could result in a material increase in the U.S. federal income tax liability of the AAC Consolidated Tax Group and/or the Company Consolidated Tax Group and materially reduce cash available to pay third party obligations or dividends.

If the surplus notes are characterized as equity of Ambac Assurance, the Ambac Assurance NOLs (and certain other tax attributes or tax benefits of the Company Consolidated Tax Group) may be subject to limitation under Section 382 of the Code.

It is possible the surplus notes may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. As a result, transfers of the surplus notes by holders or to holders of more than 5 percent of the surplus notes may result in an “ownership change” of Ambac Assurance for purposes of Section 382 of the Code. If such an ownership change were to occur, the value and amount of the Ambac Assurance NOLs would be substantially impaired, increasing the U.S. federal income tax liability of Ambac

PART II – OTHER INFORMATION

Assurance and materially reducing cash available to dividend to the reorganized company, as well as reducing the value of Ambac Assurance’s stock owned by the reorganized company.

Deductions with respect to interest accruing on the surplus notes may be eliminated or deferred until payment.

To the extent the surplus notes are characterized as equity for U.S. federal income tax purposes, accrued interest will not be deductible by Ambac Assurance. In addition, even if the surplus notes are characterized as debt for U.S. federal income tax purposes, the deduction of interest accruing on the surplus notes may be deferred until paid or eliminated in part depending upon (i) the terms of any deferral and payment provisions provided in the surplus notes, (ii) whether the surplus notes have “significant original issue discount” and (iii) the yield to maturity of the surplus notes. To the extent deductions with respect to interest is eliminated or deferred, the U.S. federal income tax of the members of the Company Consolidated Tax Group or the members of the AAC Consolidated Tax Group, as the case maybe, could be materially increased reducing the amount of cash available to pay third party obligations or dividends.

Characterization of losses on Ambac Assurance’s CDS portfolio as capital losses for U.S. federal income tax purposes could result in a material assessment for U.S. federal income taxes.

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the U.S. federal income tax treatment of credit default swaps is an unsettled area of the tax law. As part of the ongoing audit of Ambac’s 2007-2009 consolidated federal income tax returns and refund claims, the IRS has recently proposed to disallow Ambac’s (as the consolidated tax filer) deductions of CDS losses as ordinary losses, effectively taking the position that they were more properly characterized as capital losses. On May 4, 2011 the IRS filed a proof of claim in the Bankruptcy Court in the amount of $807,243,827 relating to the tax treatment of the CDS contracts, which Ambac opposed. As of June 30, 2011, Ambac had NOLs amounting to approximately $7.3 billion for U.S. federal income tax purposes. Although Ambac believes these contracts are properly characterized as notional principal contracts, if the IRS were to successfully assert the proposed disallowance resulting from its examination and its claim in the bankruptcy case, Ambac would be subject to both a substantial reduction in its NOLs and would suffer a material assessment for U.S. federal income taxes. Such assessments and reductions in NOLs would have a material adverse impact on our financial condition and would seriously jeopardize the Company’s ability to reorganize and may result in conversion to a Chapter 7 case. Such assessments related to the tentative refunds, which amount to approximately $700 million, may be made by the IRS at any time without prior notice to Ambac, pursuant to section 6213(b) of the Internal Revenue Code of 1986, as amended (the “Code”). Subject to applicable law, existing court orders and the terms of a stipulation requiring the Internal Revenue Service (“IRS”) to provide notice to Ambac five business days before taking any enforcement action, the IRS may then file a lien that attaches to Ambac’s property interests, including the property interests of any member of the consolidated tax group, and commence collection efforts. If these events occur, the Segregated Account Rehabilitation Plan may be materially impacted and Ambac’s ability to effectively reorganize may be seriously jeopardized.

Issuance of the surplus notes may cause Ambac Assurance to recognize CODI, which could significantly reduce the Ambac Assurance NOLs.

If either the surplus notes or the claims for which the surplus notes are exchanged are “publicly traded” for purposes of section 1273 of the Code and applicable Treasury Regulations thereunder, Ambac Assurance will be treated as having satisfied the policyholders’ claims against Ambac Assurance for an amount equal to the fair market value of the surplus notes (plus any other consideration transferred). Although the preceding analysis related to whether the surplus notes or claims are “publicly traded” is not clear and there is little authority addressing this issue, determining that either the surplus notes or claims are “publicly traded” could cause Ambac Assurance to recognize a potentially significant amount of CODI, which would reduce the Ambac Assurance NOLs by the amount of such CODI. The reduction in the Ambac Assurance NOL could impair Ambac Assurance’s ability to satisfy claims asserted against the Segregated Account or Ambac Assurance. In addition, holders of the surplus notes may recognize interest income pursuant to the original issue discount rules prior to receipt of interest payments on the surplus notes.

Standard & Poor’s downgrade of the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain companies, institutions, agencies and instrumentalities, could have an adverse impact on Ambac.

On August 5, 2011, Standard & Poor’s downgraded the long-term debt rating of the United States from AAA to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. These downgrades could adversely affect the market value of such instruments, and could adversely impact the value of instruments that are collateralized by affected instruments, thus impacting Ambac’s investment portfolio. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. However, these ratings downgrades could result in a significant adverse impact to Ambac, and could exacerbate the other risks to which Ambac is subject.

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory guidelines. The following table summarizes Ambac’s repurchase program during the second quarter of 2011 and shares available at June 30, 2011:

	Total Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April	—	$—	—	2,850,625
May	—	$—	—	2,850,625
June	—	$—	—	2,850,625

	—	$—	—	2,850,625

From January 1, 2011 through August 9, 2011, Ambac did not repurchase any shares of its Common Stock in the open market under its stock repurchase program.

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

Pursuant to applicable SEC rules, the Company will file, no later than 30 days after the date of the filing of this Quarterly Report on Form 10-Q, an amendment to this Quarterly Report that will contain, in XBRL (eXtensible Business Language) format, the Company’s unaudited consolidated financial statements included in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc. (Registrant)

Dated: August 9, 2011	By:	/S/ DAVID TRICK
David Trick
Senior Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to applicable SEC rules, the Company will file, no later than 30 days after the date of the filing of this Quarterly Report on Form 10-Q, an amendment to this Quarterly Report that will contain, in XBRL (eXtensible Business Language) format, the Company’s unaudited consolidated financial statements included in this Quarterly Report.