Form 10-Q
period 2011-09-30
AMBAC FINANCIAL GROUP INC
filed 2011-11-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 31, 2011, 302,428,811 shares of Common Stock, par value $0.01 per share, (net of 5,587,953 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Balance Sheets

(Dollars in Thousands)	September 30, 2011	December 31, 2010
	(unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,479,337 in 2011 and $5,424,957 in 2010)	$5,976,941	$5,738,125
Fixed income securities pledged as collateral, at fair value (amortized cost of $260,126 in 2011 and $120,918 in 2010)	262,032	123,519
Short-term investments (amortized cost of $824,118 in 2011 and $991,567 in 2010)	824,126	991,567
Other, at cost (approximates fair value)	100	100

Total investments	7,063,199	6,853,311

Cash and cash equivalents	21,316	9,497
Restricted cash and cash equivalents	2,500	2,500
Receivable for securities sold	36,085	23,505
Investment income due and accrued	41,008	45,066
Premium receivables	2,103,193	2,422,596
Reinsurance recoverable on paid and unpaid losses	154,141	136,986
Deferred ceded premium	229,451	264,858
Subrogation recoverable	714,496	714,270
Deferred acquisition costs	225,429	250,649
Loans	20,035	20,167
Derivative assets	205,215	290,299
Other assets	126,672	82,579
Variable interest entity assets:
Fixed income securities, at fair value	2,106,447	1,904,361
Restricted cash and cash equivalents	42,813	2,098
Investment income due and accrued	1,322	4,065
Loans (includes $14,046,967 in 2011 and $15,800,918 in 2010 at fair value)	14,255,451	16,005,066
Derivative assets	—	4,511
Intangible assets	254,163	—
Other assets	23,646	10,729

Total assets	$27,626,582	$29,047,113

Liabilities and Stockholders’ Deficit:
Liabilities:
Liabilities subject to compromise	$1,707,488	$1,695,231
Unearned premiums	3,520,801	4,007,886
Losses and loss expense reserve	6,359,409	5,288,655
Ceded premiums payable	120,843	141,450
Obligations under investment agreements	556,204	767,982
Obligations under investment repurchase agreements	34,040	37,650
Current taxes	98,532	22,534
Long-term debt	220,440	208,260
Accrued interest payable	141,162	61,708
Derivative liabilities	456,522	348,791
Other liabilities	107,242	124,748
Payable for securities purchased	7,481	—
Variable interest entity liabilities:
Accrued interest payable	700	3,425
Long-term debt (includes $14,418,379 in 2011 and $15,885,711 in 2010 at fair value)	14,638,183	16,101,026
Derivative liabilities	1,816,627	1,580,120
Other liabilities	21,484	11,875

Total liabilities	29,807,158	30,401,341

Stockholders’ deficit:
Ambac Financial Group, Inc.:
Preferred stock	—	—
Common stock	3,080	3,080
Additional paid-in capital	2,172,027	2,187,485
Accumulated other comprehensive income	478,218	291,774
Accumulated deficit	(5,076,708)	(4,042,335)
Common stock held in treasury at cost	(411,419)	(448,540)

Total Ambac Financial Group, Inc. stockholders’ deficit	(2,834,802)	(2,008,536)
Noncontrolling interest	654,226	654,308

Total stockholders’ deficit	(2,180,576)	(1,354,228)

Total liabilities and stockholders’ deficit	$27,626,582	$29,047,113

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Share Data)	2011	2010	2011	2010
Revenues:
Financial Guarantee:
Net premiums earned	$102,055	$143,085	$293,125	$435,321
Net investment income	81,588	69,840	241,217	256,438
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(17,729)	(8,461)	(37,235)	(49,706)
Portion of loss recognized in other comprehensive income	7,659	1,877	7,874	4,286

Net other-than-temporary impairment losses recognized in earnings	(10,070)	(6,584)	(29,361)	(45,420)

Net realized investment gains	4,722	2,053	2,272	75,473
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	3,829	4,862	13,376	(2,762,509)
Unrealized gains	676	4,550	6,513	2,806,963

Net change in fair value of credit derivatives	4,505	9,412	19,889	44,454
Other (loss) income	(4,963)	186,859	32,567	100,713
Income (loss) on variable interest entities	55,008	26,377	51,236	(504,873)
Financial Services:
Investment income	9,039	8,425	21,365	26,554
Derivative products	(215,774)	(78,368)	(260,362)	(207,552)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(1,942)	—	(1,942)	(3,079)
Portion of loss recognized in other comprehensive income	1,125	—	1,125	—

Net other-than-temporary impairment losses recognized in earnings	(817)	—	(817)	(3,079)

Net realized investment gains	362	464	5,853	67,706
Net mark-to-market losses on non-trading derivative contracts	—	—	—	(14,295)
Corporate and Other:
Other income	62	114	211	1,575
Net realized (losses) gains	—	(521)	—	10,172

Total revenues	25,717	361,156	377,195	243,187

Expenses:
Financial Guarantee:
Losses and loss expenses	(60,238)	165,396	1,055,807	577,874
Underwriting and operating expenses	40,340	41,200	94,552	150,627
Interest expense	31,131	27,492	88,846	34,378
Financial Services:
Interest from investment and payment agreements	1,943	3,951	6,158	13,742
Other expenses	2,719	3,460	8,040	10,211
Corporate and Other:
Interest	—	29,878	—	89,634
Other expenses	1,801	13,695	3,268	38,288

Total expenses before reorganization items	17,696	285,072	1,256,671	914,754

Pre-tax gain (loss) from continuing operations before reorganization items	8,021	76,084	(879,476)	(671,567)
Reorganization items, net	8,519	—	39,794	—

Pre-tax (loss) gain from continuing operations	(498)	76,084	(919,270)	(671,567)
Provision for income taxes	75,011	65	77,903	50

Net (loss) income	($75,509)	$76,019	($997,173)	($671,617)
Less: net (loss) income attributable to the noncontrolling interest	(2)	13	45	(13)

Net (loss) income attributable to Ambac Financial Group, Inc.	($75,507)	$76,006	($997,218)	($671,604)

Net (loss) income per share attributable to Ambac Financial Group, Inc. common shareholders	($0.25)	$0.25	($3.30)	($2.29)
Net (loss) income per diluted share attributable to Ambac Financial Group, Inc. common shareholders	($0.25)	$0.25	($3.30)	($2.29)
Weighted-average number of common shares outstanding:
Basic	302,467,255	302,177,506	302,429,879	293,542,268
Diluted	302,467,255	302,177,506	302,429,879	293,542,268

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Total	Comprehensive (Loss) Income	Ambac Financial Group, Inc.
			Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2011	$(1,354,228)		$(4,042,335)	$291,774	$—	$3,080	$2,187,485	$(448,540)	$654,308
Comprehensive loss:
Net (loss) income	(997,173)	$(997,173)	(997,218)						45

Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $0(1)	183,749	183,749		183,749
Gain (loss) on foreign currency translation, net of deferred income taxes of $0	1,829	1,829		1,956					(127)

Other comprehensive gain	185,578	185,578

Total comprehensive loss	$(811,595)	$(811,595)

Amortization of postretirement benefit, net of tax	739			739
Stock-based compensation	(52,613)		(37,155)				(15,458)
Cost of shares acquired	(35)							(35)
Shares issued under equity plans	37,156							37,156

Balance at September 30, 2011	$(2,180,576)		$(5,076,708)	$478,218	$—	$3,080	$2,172,027	$(411,419)	$654,226

Balance at January 1, 2010	($1,633,645)		($3,878,015)	($24,827)	$—	$2,944	$2,172,656	$(560,543)	$654,140
Comprehensive loss:
Net loss	(671,617)	($671,617)	(671,604)						(13)

Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $10,495(1)	389,362	389,362		389,362
Loss on derivative hedges, net of deferred income taxes of $755	(1,881)	(1,881)		(1,881)
Loss on foreign currency translation, net of deferred income taxes of $1,529	(17,310)	(17,310)		(17,714)					404

Other comprehensive gain	370,171	370,171

Total comprehensive loss	($301,446)	($301,446)

Adjustment to initially apply ASC 2009-17	705,046		702,042	3,004
Dividends declared – subsidiary shares to non-controlling interest	(817)		(817)
Issuance of stock	9,618					136	9,482
Amortization of postretirement benefit, net of tax	(206)			(206)
Stock-based compensation	(126,073)		(130,307)				4,234
Cost of shares acquired	(341)							(341)
Shares issued under equity plans	130,284							130,284

Balance at September 30, 2010	($1,217,580)		($3,978,701)	$347,738	$—	$3,080	$2,186,372	$(430,600)	$654,531

(1)	Disclosure of Reclassification Amount:

	September 30, 2011	September 30, 2010

Unrealized holding gains arising during period	$156,385	$476,709
Less: reclassification adjustment for net (losses) gains included in net loss	(27,364)	87,347

Net unrealized gains on securities	$183,749	$389,362

See accompanying Notes to Unaudited Consolidated Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Debtor-In-Possession

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2011	2010
Cash flows from operating activities:
Net loss attributable to common shareholders	($997,218)	($671,604)
Noncontrolling interest in subsidiaries’ earnings	45	(13)

Net loss	($997,173)	($671,617)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,924	2,686
Amortization of bond premium and discount	(134,312)	(103,445)
Reorganization items, net	39,794	—
Share-based compensation	(15,459)	4,250
Current income taxes	75,998	443,887
Deferred acquisition costs	25,220	27,733
Unearned premiums, net	(451,678)	(1,062,655)
Loss and loss expense, net	1,053,373	370,910
Ceded premiums payable	(20,607)	(109,118)
Investment income due and accrued	4,058	35,716
Premium receivables	319,403	915,347
Accrued interest payable	79,454	43,850
Net mark-to-market gains	(6,513)	(2,792,668)
Net realized investment gains	(8,125)	(153,351)
Other-than-temporary impairment charges	30,178	48,499
Variable interest entity activities	(51,236)	504,873
Other, net	253,599	330,273

Net cash provided by (used in) operating activities	198,898	(2,164,830)

Cash flows from investing activities:
Proceeds from sales of bonds	350,579	2,349,427
Proceeds from matured bonds	513,169	584,365
Purchases of bonds	(955,873)	(880,863)
Change in short-term investments	167,441	344,259
Loans, net	132	59,412
Change in swap collateral receivable	(50,943)	24,248
Other, net	5,400	12,324

Net cash provided by investing activities	29,905	2,493,172

Cash flows from financing activities:
Dividends paid – subsidiary shares to noncontrolling interest	—	(817)
Proceeds from issuance of investment and payment agreements	30	1,337
Payments for investment and payment agreement draws	(214,574)	(290,699)
Net cash collateral paid/received	(2,440)	(80,569)

Net cash used in financing activities	(216,984)	(370,748)

Net cash flow	11,819	(42,406)
Cash and cash equivalents at January 1	9,497	112,079

Cash and cash equivalents at September 30	$21,316	$69,673

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,991	$—
Interest expense on long-term debt	$—	$61,568
Interest on investment agreements	$7,631	$17,175
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$18,406	$—

Supplemental disclosure of cash flow information:

In March 2011, the Segregated Account of Ambac Assurance issued surplus notes in connection with the commutation of two insurance policies with a par value of $3,000 and in May 2011, the Segregated Account of Ambac Assurance issued junior surplus notes with a par value of $36,082 in connection with an office lease settlement. In 2010, Ambac Financial Group, Inc. issued an aggregate of 13,638,482 shares of its common stock upon the extinguishment of $20,311 in long-term debt. In addition, Ambac Assurance and the Segregated Account of Ambac Assurance issued surplus notes with a par value of $2,050,000 in connection with the settlement of certain credit derivative liabilities and insurance policies.

See accompanying Notes to Unaudited Consolidated Financial Statements.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

(1) Background and Basis of Presentation

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010 (the “Petition Date”), Ambac filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Ambac’s common stock trades on the over-the-counter market under the symbol ABKFQ.

Ambac Assurance Corporation (“Ambac Assurance”) is Ambac’s principal operating subsidiary, which provided financial guarantees and financial services to clients in both the public and private sectors around the world. In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer as well to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin.

The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio has made it impossible for it to write new business, which will negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of a settlement agreement entered into in 2010 with counterparties to CDO of ABS transactions, which is described in more detail in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2010.

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, litigation to recover losses or mitigate future losses, commutations of policies and repurchases of surplus notes) and maximizing the return on its investment portfolio. The execution of such strategy with respect to policies allocated to the Segregated Account will be subject to the authority of the Rehabilitator of the Segregated Account to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute the foregoing strategy. As a result of uncertainties associated with the aforementioned factors, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $46,312 at September 30, 2011 (excluding $2,500 of restricted cash), consummation of the Reorganization Plan (as defined below), and on the residual value of Ambac Assurance. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. The principal uses of liquidity will be the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses related to pending litigation.

While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no assurance can be given as to the timing or certainty of such emergence. If its cash and investments run out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur. While the Company’s net operating losses (“NOLs”) could be used to offset income of Ambac Assurance realized prior to a completion of a liquidation (and/or by Ambac in the event that a transaction allocating NOLs to Ambac is completed), the NOLs would not be available following the liquidation or sale of Ambac’s assets. As a result, in the event of a Chapter 7 liquidation, the Company would likely be unable to utilize a substantial portion of its NOLs.

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

The Company, as debtor and debtor-in-possession, filed a Plan of Reorganization on July 6, 2011, a First Amended Plan of Reorganization on September 21, 2011, and a Second Amended Plan of Reorganization on September 30, 2011 (such Second Amended Plan of Reorganization, as it may be further amended, the “Reorganization Plan”). Simultaneously with the filing of the Second Amended Plan of Reorganization, on September 30, 2011, the Company also filed with the Bankruptcy Court that certain Second Amended Disclosure Statement of Ambac Financial Group, Inc. (the “Disclosure Statement”).

Under the Reorganization Plan, Ambac’s debt holders and other creditors will receive all of the equity in the reorganized company. Additionally, the Reorganization Plan sets forth the revised capital structure of a newly reorganized Ambac and provides for corporate governance subsequent to emergence from bankruptcy. The Reorganization Plan also reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance, the Segregated Account and OCI (as regulator of Ambac Assurance and as Rehabilitator of the Segregated Account) related to (i) the NOLs of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member (the “Ambac Consolidated Group”), (ii) certain tax refunds received in respect thereof (the “Tax Refunds”) and (iii) the sharing of expenses between the Company and Ambac Assurance.

The terms of the Amended Plan Settlement are memorialized in the Mediation Agreement dated as of September 21, 2011 (the “Mediation Agreement”), among such parties. In accordance with the Amended Plan Settlement, the Company shall retain ownership of Ambac Assurance, and except as otherwise approved by OCI, the Company shall use its best efforts to preserve the use of NOLs as contemplated by the Amended Plan Settlement, including but not limited to refraining from taking any action that would result in, and taking such affirmative steps as are appropriate to avoid, any event that results in neither Ambac Assurance nor any entity that succeeds to the tax attributes of Ambac Assurance being characterized as an includible corporation with the affiliated group of corporations of which Ambac (or any successor thereto) is the common parent (the “Ambac Consolidated Group”), all within the meaning of the Internal Revenue Code (a “Deconsolidation Event”). Additionally, the Amended Plan Settlement contemplates (i) the execution of the Amended TSA (as defined below), Cost Allocation Agreement (as defined below), and Cooperation Agreement Amendment (as defined below), (ii) the settlement of certain claims among the Company and Ambac Assurance, OCI (as regulator of Ambac Assurance and as Rehabilitator of the Segregated Account) and the Segregated Account, and (iii) broad releases of the Company, Ambac Assurance, the Segregated Account, OCI, the board of directors and board committees of the Company and Ambac Assurance, all current and former individual directors, officers, or employees of the Company and Ambac Assurance, the Creditors’ Committee and the individual members thereof, and certain other released parties.

Pursuant to the Mediation Agreement, the Company and Ambac Assurance agreed to, and agreed to cause their affiliates to, enter into an amended and restated tax sharing agreement (the “Amended TSA”), which agreement shall become effective upon on the later of (a) the date on which an order is entered by the Bankruptcy Court confirming Ambac’s Reorganization Plan (the “Confirmation Date” and such order, the “Confirmation Order”) and (b) the date on which a non-stayed order is entered by the Circuit Court of Dane County, Wisconsin in which the Segregated Account Rehabilitation Proceedings are pending (the “Rehabilitation Court”) approving the transactions contemplated by the Mediation Agreement (such date, the “Plan Settlement Effective Date”). The Amended TSA shall replace, supersede and nullify in its entirety the

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

existing tax sharing agreement among the Company and its affiliates. The Amended TSA shall address certain issues including, but not limited to, the allocation of NOLs among members of the Ambac Consolidated Group; payments to be made by Ambac Assurance to the Company, and by the Company to Ambac Assurance, in connection with the utilization of NOLs; and certain actions to be taken to preserve the use of the NOLs for the benefit of the parties, including upon the occurrence of a Deconsolidation Event. Amounts payable by Ambac Assurance under the Amended TSA shall be paid no later than the date on which the applicable tax return is filed, provided that any such amounts due prior to the Plan Settlement Closing Date (as defined below) shall be deposited in an escrow account and transferred to the Company on the Plan Settlement Closing Date.

The Mediation Agreement further provides that the Company, Ambac Assurance and their affiliates will enter into an expense sharing and cost allocation agreement (the “Cost Allocation Agreement”), which agreement shall become effective on the Plan Settlement Effective Date. The Cost Allocation Agreement shall provide for the allocation of costs and expenses among the Company, Ambac Assurance and their affiliates and shall include an undertaking by Ambac Assurance to pay operating expenses of the Company subject to certain limitations and conditions. The Mediation Agreement also provides for sharing by the Company and Ambac Assurance of the expenses incurred since November 1, 2010 in connection with the litigation with the IRS described in Note 12 to the Unaudited Consolidated Financial Statements contained in this Form 10-Q.

As part of the Amended Plan Settlement, the Company, Ambac Assurance, the Segregated Account and OCI (as Rehabilitator of the Segregated Account) also agreed, pursuant to the Mediation Agreement, to enter into an amendment, effective as of the Plan Settlement Effective Date (the “Cooperation Agreement Amendment”), of that certain Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance. The Cooperation Agreement Amendment shall provide for the Rehabilitator to have certain rights with respect to (a) the tax positions taken by the Company in its consolidated tax return; (b) the acceptance by Ambac Assurance of the repayment of intercompany loans or the modification of the terms thereof; (c) changes by Ambac Assurance in the assumptions or vendors utilized in determining loss reserves determined in accordance with SAP (as defined in Item 2 of Part I of this Form 10-Q); and (d) changes to Ambac Assurance’s investment policy and transfer of the investment management function for Ambac Assurance’s investment portfolio.

The Mediation Agreement provides that Ambac Assurance shall transfer $30,000 to an escrow account on the Plan Settlement Effective Date (the “Cash Grant”), and further provides that such amount shall be released from escrow to the Company on the “Plan Settlement Closing Date,” which is defined in the Mediation Agreement as a date that shall occur no later than ten business days following the date on which each of the following conditions has been satisfied or waived by each of the parties to the Amended Plan Settlement: (i) entry of a final order by the Rehabilitation Court approving the transactions contemplated by the Amended Plan Settlement; (ii) entry of a final, nonappealable Confirmation Order by the Bankruptcy Court; (iii) resolution of the matters that are the subject of the adversary proceeding initiated by Ambac in the Bankruptcy Court against the Internal Revenue Service (“IRS”) captioned Ambac Financial Group, Inc. vs. United States of America, Case No. 10-04210 (the “IRS Dispute”) without (A) any member of the AAC Subgroup (as defined below) having to make a payment to the IRS of more than $100,000 and (B) a reduction of the NOLs allocated to the AAC Subgroup pursuant to the Amended TSA by more than 10%; and (iv) a determination that neither an Ownership Change (as defined below) with respect to Ambac Assurance nor a Deconsolidation Event occurred during the 2010 taxable year. Pursuant to the Amended TSA, in consideration of the payment of the Cash Grant Ambac Assurance shall receive credits of up to $15,000 against certain payments due to the Company with respect to the utilization of NOLs. As used herein, “AAC Subgroup” means Ambac Assurance and any direct or indirect subsidiary of Ambac Assurance that would be treated as an includable corporation of an affiliated group of corporations under the Internal Revenue Code if Ambac Assurance were the common parent of such affiliated group.

The Mediation Agreement further provides that the Segregated Account shall issue $350,000 of junior surplus notes to the Company on the Plan Settlement Closing Date and that Ambac Assurance commits to undertake commercially reasonable efforts to transfer to the Company a more than insignificant amount of an active trade or business, subject to (a) OCI’s determination that such a transfer does not violate the law, is reasonable and fair to the interests of Ambac Assurance and the Segregated Account, and protects and is equitable to the interests of Ambac Assurance and the Segregated Account policyholders generally, and (b) the Company’s receipt of a tax opinion stating that it is at least more likely than not that such transfer satisfies the requirements of Internal Revenue Code section 269. Additionally, in accordance with the Amended Plan Settlement, upon the reasonable request of Ambac Assurance at any time on or after the Plan Settlement Closing Date, OCI commits to allow Ambac Assurance to repurchase surplus notes, preferred stock or other securities or other consideration issued pursuant to the Segregated Account Rehabilitation Plan (as defined below) (whether issued by Ambac Assurance or the Segregated Account) subject to OCI’s determination in its sole and absolute discretion that such repurchases do not violate the law, are reasonable and fair to the interests of Ambac Assurance and the Segregated Account, and protect and are equitable to the interests of Ambac Assurance and the Segregated Account policyholders generally.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The Reorganization Plan provides for broad releases of the Company, Ambac Assurance, the Segregated Account, OCI (as regulator and Rehabilitator), the board of directors and board committees of the Company and Ambac Assurance, all current and former individual directors, officers or employees of the Company and Ambac Assurance, the Creditors’ Committee and the individual members thereof, the trustees under the indentures governing Ambac’s debt securities, the ad hoc group of creditors represented by Akin Gump Strauss Hauer and Feld LLP in connection with the Reorganization Plan and the individual members thereof, and each of their respective representatives (each of the foregoing in its individual capacity as such). Additionally, pursuant to the Amended Plan Settlement, effective as of the Plan Settlement Closing Date, the Company and the Creditors’ Committee shall provide an unconditional, full and complete release of OCI (as regulator and Rehabilitator), Ambac Assurance and the Segregated Account from all claims and causes of action arising prior to the Plan Settlement Closing Date, and Ambac Assurance, OCI (as regulator and Rehabilitator) and the Segregated Account shall provide an unconditional, full and complete release of the Company and members of the Creditors’ Committee from all claims and causes of action arising prior to the Plan Settlement Closing Date.

A hearing to determine whether the Disclosure Statement contains “adequate information,” as defined in the Bankruptcy Code, to enable Ambac’s creditors to decide how to vote on the Reorganization Plan, was held on October 5, 2011. At the conclusion of such hearing the Bankruptcy Court entered an order approving the Disclosure Statement for use in connection with soliciting acceptances or rejections of the Reorganization Plan. The current deadline for voting to accept or reject the Reorganization Plan is November 23, 2011 at 5:00 p.m. (prevailing Pacific Time). The hearing at which the Bankruptcy Court will consider confirmation of the Reorganization Plan is currently scheduled for December 8, 2011 at 10:00 a.m. (prevailing Eastern Time). The current deadline for filing an objection to the Reorganization Plan with the Bankruptcy Court is November 23, 2011 at 4:00 p.m. (prevailing Eastern Time).

By order of the Bankruptcy Court entered on August 10, 2011, Ambac’s exclusive right to solicit votes to accept or reject a plan of reorganization was extended to December 5, 2011. By motion dated October 24, 2011, Ambac requested a further extension of such exclusive period to February 3, 2012. On November 7, 2011, the Bankruptcy Court entered an order granting such motion. If Ambac’s exclusivity period lapses, any party in interest would be able to file and solicit votes to accept or reject a plan of reorganization with respect to Ambac. In addition to being approved by at least one class of holders of impaired claims, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be confirmed by the Bankruptcy Court in order to become effective.

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

Consummation of the Reorganization Plan is subject to the satisfaction or waiver of the following conditions: (i) the Bankruptcy Court shall have entered an order confirming the Reorganization Plan and such order shall have become final in accordance with the Reorganization Plan; (ii) the Bankruptcy Court shall have approved any supplement filed with respect to the Reorganization Plan; (iii) new organizational documents of the Company shall have been effected; (iv) the Company shall have executed and delivered all documents necessary to effectuate the issuance of the common stock and warrants (if applicable) pursuant to the Reorganization Plan; (v) all authorizations, consents and regulatory approvals required, if any, in connection with the consummation of the Reorganization Plan shall have been obtained; (vi) the Stipulation (as defined in Note 12 to the Unaudited Consolidated Financial Statements contained in this Form 10-Q) shall have become effective; (vii) the IRS Dispute shall have been resolved in a manner satisfactory to the Company, Ambac Assurance, OCI and the Creditors’ Committee; (viii) the Bankruptcy Court shall have entered an order finding that neither an Ownership Change with respect to Ambac Assurance nor a Deconsolidation Event occurred during the 2010 taxable year, unless the Company and the

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

IRS enter into an agreement to such effect; (ix) the aggregate face amount of allowed and disputed general unsecured claims shall be less than $50,000; (x) the Rehabilitation Court shall have approved the transactions contemplated in the Reorganization Plan; (xi) the Cash Grant shall have been paid or paid into escrow as provided in the Mediation Agreement; (xii) the Amended TSA, the Cooperation Agreement Amendment and the Cost Allocation Agreement shall have been executed; and (xiii) all other actions, documents, certificates and agreements necessary to implement the Reorganization Plan shall have been effected or executed and delivered.

A significant consideration for any restructuring or reorganization is the impact, if any, on Ambac’s estimated $6,896,679 U.S. net operating loss tax carry forward as of September 30, 2011. Ambac considers the NOLs to be a valuable asset. However, Ambac’s ability to use the NOLs could be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) (an “Ownership Change”). In general, an ownership change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership (by value) in Ambac to 50% or more, as measured over a rolling three year period beginning with the last ownership change. These provisions can be triggered by new issuances of stock, merger and acquisition activity or normal market trading. On February 2, 2010, Ambac entered into a Tax Benefit Preservation Plan to reduce the risk of an ownership change resulting from the trading of Ambac’s stock. Moreover, on November 30, 2010, the Bankruptcy Court entered an order restricting certain transfers of equity interests in, and claims against, Ambac in order to mitigate the possibility of an ownership change occurring upon consummation of the Reorganization Plan and to increase the likelihood that Ambac will be able to utilize a special exception under Section 382 of the Code for ownership changes occurring as a result of a bankruptcy plan of reorganization. On July 21, 2011, the Company filed a notice (the “Reporting Notice”) requiring that any entity holding claims against the Company in an amount that equals or exceeds $55,000 (each, a “Substantial Claimholder”) to serve upon the Company and its counsel a “Substantial Claimholder Notice” in the form attached to the Reporting Notice. Each Substantial Claimholder could, in certain circumstances, be required to sell a portion of its claims pursuant to a further order of the Bankruptcy Court. See Note 12 to the Unaudited Consolidated Financial Statements contained in this Form 10-Q for additional information about potential changes to the amount of NOLs.

Segregated Account

Pursuant to the Plan of Operation for the Segregated Account, Ambac Assurance has allocated to the Segregated Account (1) certain policies insuring or relating to credit default swaps; (2) residential mortgage-backed securities (“RMBS”) policies; (3) certain Student Loan Policies; and (4) other policies insuring obligations with substantial projected impairments or relating to transactions which have contractual triggers based upon Ambac Assurance’s financial condition or the commencement of rehabilitation, which triggers are potentially damaging (collectively, the “Segregated Account Policies”). The policies described in (4) above include (a) certain types of securitizations, including commercial asset-backed transactions, consumer asset-backed transactions and other types of structured transactions; (b) the policies relating to Las Vegas Monorail Company; (c) policies relating to debt securities purchased by, and the debt securities issued by, Juneau Investments, LLC and Aleutian Investments, LLC, which are both finance companies owned by Ambac Assurance; (d) policies relating to leveraged lease transactions; and (e) policies relating to interest rate, basis, and/or currency swap or other swap transactions. Claims on Segregated Account Policies remain subject to a payment moratorium until the Segregated Account Rehabilitation Plan (as defined below) becomes effective. Insurance claims presented during the moratorium of $2,451,233 for policies allocated to the Segregated Account have not yet been paid. Net par exposure as of September 30, 2011 for policies allocated to the Segregated Account is $39,066,212. Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (except with respect to recoveries arising from remediation efforts or reimbursement or collection rights), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s disputed contingent liability under the subsequently settled long-term lease with One State Street, LLC (“OSS”), and its contingent liability (as guarantor), if any, under the subsequently terminated Ambac Assurance UK Limited (“Ambac UK”) lease with British Land, (iii) Ambac Assurance’s limited liability interests in Ambac Credit Products, LLC (“ACP”), Ambac Conduit Funding LLC, Aleutian Investments, LLC (“Aleutian”) and Juneau Investments, LLC (“Juneau”) and (iv) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan). Effective November 7, 2010, the Plan of Operation for the Segregated Account was amended for the purpose of allocating to the Segregated Account (i) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to Ambac, or any successor to Ambac, in regard to, or respecting, tax refunds and/or the July 18, 1991 Tax Sharing Agreement, as amended (other than any liability to Ambac pertaining to any possible misallocation of up to $38,486 of tax refunds received by Ambac Assurance in September 2009 and February 2010), (ii) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to the IRS and/or the United States Department of the Treasury (the “U.S. Treasury”) in regard to, or in respect of, taxes imposed under the Internal Revenue Code of 1986, as amended (the “Federal Taxes”), for taxable periods ending on or prior to December 31, 2009 and, (iii) to the extent not described in clause (ii), any and all liabilities (including contingent liabilities) Ambac Assurance has or may have,

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

On October 8, 2010, the Rehabilitator filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. The effective date of the Segregated Account Rehabilitation Plan will be determined by the Rehabilitator. The Segregated Account Rehabilitation Plan also makes permanent the injunctions issued by the Rehabilitation Court on March 24, 2010.

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

In March 2011, the Segregated Account issued Segregated Account Surplus Notes with a par value of $3,000 in connection with the commutation of insurance policies allocated to the Segregated Account. At September 30, 2011, the Segregated Account had outstanding Segregated Account Surplus Notes in an aggregate par amount of $53,000, which are reported in Long-term Debt on the Consolidated Balance Sheet with a carrying value of $5,931 based on an imputed interest rate of 52.8% at the date of issuance and have a scheduled maturity of June 7, 2020. Interest on the Segregated Account Surplus Notes is payable annually in June at the rate of 5.1% on the unpaid principal balance outstanding. All payments of principal and interest on the Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Surplus Notes, such interest will accrue and compound annually until paid. The Segregated Account Surplus Notes were issued pursuant to a fiscal agency agreement entered into with The Bank of New York Mellon, as fiscal agent. To the extent that interest payments are deferred for more than five years, a portion of the deferred interest may not be a tax deduction until paid or may be disallowed under the applicable high yield debt obligation provisions of the Code.

In May 2011, the Segregated Account issued Segregated Account Junior Surplus Notes with a par value of $36,082 in connection with a settlement agreement (the “Settlement Agreement”) to terminate Ambac’s existing headquarters office lease with One State Street LLC (“OSS”). The Junior Surplus Notes are reported in Long-term Debt on the Consolidated Balance Sheet with a carrying value of $3,710 based on an imputed interest rate of 58.3% at the date of issuance and have a scheduled maturity of June 7, 2020. Interest on the Segregated Account Junior Surplus Notes is payable annually in June at the rate of 5.1% on the unpaid principal balance outstanding. No payment of interest on or principal of the junior surplus notes may be made until all existing and future indebtedness of the Segregated Account, inclusive of Segregated Account Surplus Notes, policy claims and claims having statutory priority have been paid in full. All payments of principal and interest on the Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Surplus Notes, such interest will accrue and compound annually until paid. The Settlement Agreement settled all claims among Ambac, Ambac Assurance, the Segregated Account of Ambac Assurance Corporation and OSS relating to the terminated lease. Additionally, Ambac Assurance entered into a new lease (the “New Ambac Assurance Lease”) with OSS for an initial term commencing on May 19, 2011 through December 31, 2015. The New Ambac Assurance Lease provides for the rental of a reduced amount of space at Ambac’s current location, One State Street Plaza. The Settlement Agreement also provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for approximately $14,000 (the “AFG Payment”). The AFG Payment will be made by Ambac in the same form as payment is made to Ambac’s other creditors.

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

(2) Debtor in Possession Financial Information

Liabilities Subject to Compromise

As required by ASC Topic 852, Reorganizations, the amount of the Liabilities Subject to Compromise represents our estimate of known or potential pre-petition and post-petition claims to be addressed in connection with the Bankruptcy Filing. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and orders of the Bankruptcy Court. The Liabilities subject to compromise in the Consolidated Balance Sheet consists of the following:

	September 30, 2011	December 31, 2010
Accrued interest payable	$68,123	$68,091
Other	17,176	4,951
Senior unsecured notes	1,222,189	1,222,189
Directly-issued Subordinated capital securities	400,000	400,000

Consolidated liabilities subject to compromise	1,707,488	1,695.231
Payable to non-debtor subsidiaries	916	1,657

Debtor’s Liabilities subject to compromise	$1,708,404	$1,696,888

Reorganization Items, net

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The reorganization items in the Consolidated Statement of Operations for the three and nine months ended September 30, 2011, consisted of the following items:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
U.S. Trustee fees	$13	$31
Professional fees	8,506	25,724
Office lease settlement	—	14,007
Other	—	32

Total reorganization items	$8,519	$39,794

Refer to Note 1 to the Unaudited Consolidated Financial Statements for further discussion of the office lease settlement.

(3) Net income per Share

ASC Paragraph 260-10-65-2 of ASC Topic 260, Earnings Per Share, effective for fiscal years beginning after December 15, 2008, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Ambac had participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. These shares of common stock all vested in January 2010. At such time Ambac was in a net loss position; consequently, no income or loss was allocated to participating securities during the three and nine months ended September 30, 2011 and 2010.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, nonvested common shares, and stock purchase contracts. There were no dilutive effects for the three and nine months ended September 30, 2011 and 2010. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for the three and nine month periods ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	1,718,735	2,704,875	1,742,167	2,840,390
Restricted stock and units	461,589	994,065	465,465	1,120,815
Stock purchase contracts	—	37,037,000	—	37,037,000

In March 2008, Ambac issued 5,000,000 Corporate Units. Each Corporate Unit had a stated amount of $50 and initially consisted of (a) a Purchase Contract for Ambac common stock issued by Ambac and (b) a 5% beneficial ownership interest in $1,000 principal amount of Ambac’s 9.50% Senior Notes due 2021, to be held by the Collateral Agent to secure the performance of the holder’s obligations under the Purchase Contract. Pursuant to the Purchase Contract Agreement, the filing of bankruptcy constituted a termination event. As a result, the Purchase Contracts were terminated and the Corporate Units thereafter represented the rights of the Holders to receive their applicable ownership interests in the $250,000 Senior Notes. On November 16, 2010, Ambac filed a motion seeking an order approving the termination of the Purchase Contracts and the release of the Senior Notes. On November 30, 2010, the Bankruptcy Court approved the motion. Consequently, at September 30, 2011, no Purchase Contracts are outstanding.

(4) Special Purpose Entities, Including Variable Interest Entities

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

Financial Guarantees:

Ambac has provided financial guarantees in respect of assets held or debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the debt obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the debt obligations that have been guaranteed by Ambac Assurance. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on assets held or debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the asset seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the securitized assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such excess cash flow is applied to redeem debt, thus creating over-collateralization. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, Ambac will obtain certain loss remediation rights. These rights enable Ambac to direct the activities of the entity that most significantly impact the entity’s economic performance.

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

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. As a result of the adoptions of both ASU-2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets and ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprise Involved with Variable Interest Entities, effective on January 1, 2010, Ambac was required to consolidate these VIEs. As a result of the Rehabilitation Proceedings of the Segregated Account on March 24, 2010, Ambac was required to deconsolidate these entities because Ambac’s policies issued to these entities have been allocated to the Segregated Account. The consolidation of these entities did not have any effects on Ambac’s beginning retained earnings as these entities were accounted for at fair value before initial consolidation. Prior to 2010 and upon deconsolidation, Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments – Equity Method in Joint Ventures. At September 30, 2011 and December 31, 2010 the fair value of these entities is $17,332 and $17,909, respectively and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of these entities is ($1,119) and ($1,753) for the three months ended September 30, 2011 and 2010, respectively, and ($577) and ($85) for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and the six months ended September 30, 2010, income from these entities is included within Financial Guarantee: Other (loss) income on the Consolidated Statement of Operations. For the three months ended March 31, 2010, while the entities were consolidated, income was included in Financial Guarantee: Income (loss) on variable interest entities on the Consolidated Statements of Operations.

Since their inception, there have been 15 individual transactions with these entities, of which 5 transactions were outstanding as of September 30, 2011 and December 31, 2010. Total principal amount of debt outstanding was $583,497 and $588,967 at September 30, 2011 and December 31, 2010, respectively. In each case, Ambac sold assets to these entities. The assets are composed of asset-backed securities and utility obligations with a weighted average rating of A- at September 30, 2011 and weighted average life of 9.0 years. At December 31, 2010, the weighted average rate was BBB+ and weighted average life was 9.0 years. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of September 30, 2011 and December 31, 2010 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during the three and nine months ended September 30, 2011 and 2010. Ambac Assurance earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $180 and $544 for the three months ended September 30, 2011 and 2010, respectively; and $607 and $1,941 for the nine months ended September 30, 2011 and 2010, respectively. Ambac paid no claims to these entities under its financial guarantee policies during the three and nine months ended September 30, 2011 and the three months ended September 30, 2010. For the nine months ended September 30, 2010 Ambac paid claims of $24,411 to these entities. Ambac also earned fees for providing other services amounting to $12 and $12 for the three months ended September 30, 2011 and 2010, respectively; and $35 and $47 for the nine months ended September 30, 2011 and 2010, respectively.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Derivative contracts are provided by Ambac Financial Services to these entities. Consistent with other non-hedging derivatives, Ambac Financial Services accounts for these contracts on a trade date basis at fair value. Ambac Financial Services paid $170 and received $25 for the three months ended September 30, 2011 and 2010, respectively; and received $3,905 and $6,335 for the nine months ended September 30, 2011 and 2010, respectively, under these derivative contracts.

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

Impact of ASU 2009-17 and ASU 2009-16

As a result of adopting ASU 2009-17, a cumulative effect gain adjustment of $705,046 was recorded as a net increase to total equity as of January 1, 2010, which includes changes to the opening balance of retained earnings and accumulated other comprehensive loss, net of taxes as Ambac was required to consolidate 83 additional VIEs. The types of entities that Ambac was required to consolidate included: (i) RMBS securitization trusts as a result of financial guarantee insurance policies on the senior debt of such trusts; (ii) collateralized debt obligation trusts as a result of credit derivative financial guarantee contracts issued to investors of the debt of such trust; (iii) international and other asset-backed securitizations as a result of insurance policies on the debt of such financing entities; and (iv) other transactions, including the Ambac sponsored special purpose entities, Juneau and Aleutian. The net impact of consolidating these VIEs on Ambac’s balance sheet at adoption of ASU 2009-17 and ASU 2009-16 was as follows:

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

As a result of the establishment of the Segregated Account and the rehabilitation proceedings with respect to the Segregated Account, including the terms of the management services agreement which permit OCI to terminate the agreement with Ambac at any point in time, Ambac no longer has the unilateral power to direct the activities of the VIEs that most significantly impact the entity’s economic performance for those insurance policies that were allocated to the Segregated Account. Accordingly, Ambac deconsolidated 49 VIEs, including 43 RMBS securitization trusts and certain other entities including the Ambac sponsored VIEs, Juneau and Aleutian, effective March 24, 2010. While the RMBS securitization and other trusts are not related parties of Ambac, the company continues to provide financial guarantee policies on the senior debt or assets of such trusts upon deconsolidation. The effect of this deconsolidation was to reverse a significant portion of the transition adjustment to adopt ASU 2009-17 and ASU 2009-16 on January 1, 2010 and to deconsolidate one additional VIE which was consolidated as of December 31, 2009, effectively re-establishing insurance accounting for such transactions. Financial Guarantee: Income (loss) on variable interest entities included no losses for the three month periods ended September 30, 2011 and 2010; and losses of $8,422 and $495,077 for the nine month periods ended September 30, 2011 and 2010, respectively, related to VIEs that were no longer consolidated as of the end the respective periods. The losses on these VIEs is primarily a result of deconsolidation, including for 2010 the deconsolidation of transactions allocated to the Segregated Account as discussed above, as the carrying value of the re-established net insurance liabilities exceeded the net liabilities of the VIEs which were carried at fair value in consolidation.

As of September 30, 2011, consolidated VIE assets and liabilities relating to 18 consolidated entities were $16,683,842 and $16,476,994, respectively. As of December 31, 2010, consolidated VIE assets and liabilities relating to 19 consolidated entities were $17,930,829 and $17,696,445, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.

The financial reports of certain VIEs are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Investments:
Corporate obligations	$2,106,447	$1,904,361

Total Variable interest entity assets: Fixed income securities	$2,106,447	$1,904,361

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of September 30, 2011 and December 31, 2010:

	Estimated fair value	Unpaid principal balance
September 30, 2011:
Loans	$14,046,967	$13,904,890
Long-term debt	$14,418,379	$16,105,767

December 31, 2010:
Loans	$15,800,918	$16,750,029
Long-term debt	$15,885,711	$18,156,968

Effective April 1, 2011, Ambac consolidated one additional VIE. The assets of this VIE consist primarily of identified intangible assets associated with its subsidiaries’ operations. The intangible assets recorded at fair value upon consolidation on April 1, 2011 were $326,342, and are being amortized over their estimated useful lives. The weighted-average amortization period at the consolidation date was 28 years. Amortization expense for intangible assets for the three and nine months ended September 30, 2011 was $5,708 and $13,870, respectively, and is included in Financial Guarantee: Income (loss) on variable interest entities on the Consolidated Statement of Operations. As of September 30, 2011, Ambac determined that as a result of lower projected future operating income from the VIE’s subsidiaries, the intangible assets of this VIE were impaired. Accordingly, an impairment charge of $58,309 was recorded, which is included in Financial Guarantee: Income (loss) on variable interest entities for the three and nine months ended September 30, 2011. As of September 30, 2011, the gross carrying amount of intangible assets and accumulated amortization related to this VIE were $254,163 and $0, respectively.

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of September 30, 2011 and December 31, 2010:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets (2)	Insurance Liabilities(3)	Derivative Liabilities(4)
September 30, 2011:
Global Structured Finance:
Collateralized debt obligations	$15,386,022	$16,395	$106,337	$154,118
Mortgage-backed – residential	31,513,086	950,382	4,685,225	—
Mortgage-backed – commercial	720,756	—	—	6,736
Other consumer asset-backed	9,681,726	168,889	1,255,341	26,224
Other commercial asset-backed	12,502,341	543,900	932,464	5,176
Other	7,606,536	144,203	650,103	2,367

Total Global Structured Finance	77,410,467	1,823,769	7,629,470	194,621
Global Public Finance	38,706,170	583,865	729,216	13,641

Total	$116,116,637	$2,407,634	$8,358,686	$208,262

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets (2)	Insurance Liabilities(3)	Derivative Liabilities(4)
December 31, 2010:
Global Structured Finance:
Collateralized debt obligations	20,976	36,372	122,158	168,219
Mortgage-backed – residential	35,304	962,835	4,192,877	95
Mortgage-backed – commercial	935	—	—	7,340
Other consumer asset-backed	12,705	171,725	1,049,142	23,148
Other commercial asset-backed	18,406	710,685	716,796	5,444
Other	8,635	145,110	504,199	1,974

Total Global Structured Finance	96,961	2,026,727	6,585,172	206,220
Global Public Finance	41,358	638,626	774,000	9,786

Total	138,319	2,665,353	7,359,172	216,006

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represent the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

(5) Net Premiums Earned

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at September 30, 2011, and December 31, 2010, was 2.8% and 3.1%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2011, and December 31, 2010, was 11.0 years and 10.4 years, respectively. Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities and consumer auto loans. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk free rate.

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Rehabilitation Plan to continue to pay installment premiums, notwithstanding the claims moratorium. As such, Ambac has not historically written off any meaningful amount of uncollectible premiums. In evaluating the credit quality of the premiums receivable, management evaluates the internal ratings of the transactions underlying the premiums receivable. As of September 30, 2011 and December 31, 2010, approximately 41% and 29% of the premiums receivable related to transactions with non-investment grade internal ratings,

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

comprised mainly of non-investment grade MBS and student loan transactions, which comprised 11% and 13%, and 9% and 11% of the total premiums receivable at September 30, 2011 and December 31, 2010, respectively. Past due premiums on policies insuring non-investment grade obligations amounted to less than $200 at September 30, 2011.

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

Below is the premium receivable roll-forward for the periods ended September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Premium receivable at December 31, 2009		$3,718,158
Impact of adoption of ASU 2009-17(1)		(670,997)

Premium receivable at January 1, 2011 and 2010	$2,422,596	3,047,161
Premium payments received	(149,099)	(266,028)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(173,455)	(577,626)
Accretion of premium receivable discount	48,999	84,567
(Consolidation)/Deconsolidation of certain VIEs(1)	(44,001)	173,511
Other adjustments (including foreign exchange)	(1,847)	(38,989)

Premium receivable at September 30, 2011 and December 31, 2010	$2,103,193	$2,422,596

(1)	Refer to Note 4 to the Unaudited Consolidated Financial Statements for discussion of the consolidation standard.

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
(Dollars in thousands, except share data)

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at September 30, 2011:

	Future premiums expected to be collected(1)	Future premiums expected to be earned, net of reinsurance(1)
Three months ended:
December 31, 2011	44,937	69,988

Twelve months ended:
December 31, 2012	164,236	259,984
December 31, 2013	156,143	235,341
December 31, 2014	158,817	218,941
December 31, 2015	153,879	206,987

Five years ended:
December 31, 2020	692,299	875,880
December 31, 2025	569,883	633,593
December 31, 2030	444,769	432,482
December 31, 2035	286,813	239,096
December 31, 2040	99,031	83,717
December 31, 2045	29,452	26,076
December 31, 2050	7,360	7,977
December 31, 2055	603	1,288

Total	$2,808,222	$3,291,350

(1)	The future premiums expected to be collected and future premiums expected to be earned, net of reinsurance disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refunding or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Accelerated premium revenue for retired obligations for the three and nine months ended September 30, 2011, was $18,835 and $30,096, respectively. Accelerated premium revenue for retired obligations for the three and nine months ended September 30, 2010 was $30,004 and $96,450, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The table below shows premiums written on a gross and net basis for the three and nine month periods ended September 30, 2011, and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Financial Guarantee:
Gross premiums written	$242,573	$53,200	($125,712)	($137,935)
Ceded premiums written	(2,047)	45,583	18,742	62,521

Net premiums written(1)	$240,526	$98,783	($106,970)	($75,414)

(1)	Premiums written represent the change in the present value of future installment premiums. Such changes will not have an immediate impact on earned premium but will be earned over the life of the transaction using the level yield method discussed above. Factors that generate written premium are prepayments of the insured obligation, premium rate changes for policies that have ratings-based premium structures, discount rate changes and early termination of an insured obligation.

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
(Dollars in thousands, except share data)

The second approach entails the use of estimates of expected net cash outflows (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop cash flow scenarios. This approach can include the utilization of market accepted software tools to develop net claim payment estimates. We have utilized such tools primarily for residential mortgage-backed and student loans exposures. These tools, in conjunction with detailed data of the historical performance of the collateral pools, assist Ambac in the determination of certain assumptions, such as home price and interest rate forecasts, and default and voluntary prepayment rates, which are needed in order to estimate expected future net cash outflows associated with the credit. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net cashflow scenarios and applying an appropriate discount factor. Probabilities assigned are based on all known data related to the credit, any contact with the issuer or investors, and any economic or market information that may impact the possibilities of the various scenarios being evaluated. For a limited number of policies, certain net cash outflow scenarios incorporate various remediation strategies. These remediation scenarios may include: 1) a potential refinancing of the transaction by the issuer; (2) the issuer’s ability to redeem outstanding insured bonds at a discount, thereby increasing equity in the deal to absorb future losses; and (3) Ambac’s ability to terminate the policy in whole or in part (a “commutation”). The remediation scenarios and the related probabilities of occurrence vary by transaction depending on on-going discussions and negotiations that are underway with issuers and/or investors. In addition to commutation negotiations that are underway with certain counterparties in various forms, our loss reserve estimates may include net cash outflow scenarios that incorporate our ability to commute additional exposure with other counterparties under similar terms where we deem such expectations to be reasonably possible based on historical results. For certain policies, estimated potential recoveries exceed estimated future claim payments because all or a portion of such recoveries relate to claims previously paid. The expected net cash inflows for these policies are recorded as a subrogation recoverable asset.

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount the loss reserves at September 30, 2011 and December 31, 2010 was 1.9% and 3.0%, respectively.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The tables below summarize information related to policies currently included in Ambac’s loss reserves at September 30, 2011 and December 31, 2010:

Surveillance Categories (at September 30, 2011)

	I/SL	IA	II	III	IV	V	Total
Number of policies	34	11	40	128	154	1	368
Remaining weighted-average contract period (in years)	7	13	17	19	10	10	14
Gross insured contractual payments outstanding:
Principal	819,328	257,124	2,162,057	14,568,739	14,236,146	47	32,043,441
Interest	298,170	99,619	1,077,190	10,768,818	3,896,118	29	16,139,944

Total	1,117,498	356,743	3,239,247	25,337,557	18,132,264	74	48,183,384

Gross undiscounted claim liability	12,925	9,090	89,501	3,890,440	7,751,226	75	11,753,257
Discount, gross claim liability	(640)	(2,415)	(26,453)	(1,139,896)	(868,307)	(20)	(2,037,731)

Gross discounted claim liability before all subrogation and before reinsurance	12,285	6,675	63,048	2,750,544	6,882,919	55	9,715,526

Less:
Gross RMBS subrogation(1)	—	—	—	(158,813)	(2,489,294)	—	(2,648,107)
Discount, RMBS subrogation	—	—	—	5,696	44,157	—	49,853

Discounted RMBS subrogation, before reinsurance	—	—	—	(153,117)	(2,445,137)	—	(2,598,254)

Less:
Gross other subrogation(2)	—	(229)	(1)	(119,885)	(1,022,823)	—	(1,142,938)
Discount, other subrogation	—	78	—	22,504	35,212	—	57,794

Discounted other subrogation, before reinsurance	—	(151)	(1)	(97,381)	(987,611)	—	(1,085,144)

Gross discounted claim liability, net of all subrogation, before reinsurance	12,285	6,524	63,047	2,500,046	3,450,171	55	6,032,128

Less: Unearned premium reserves	(4,071)	(1,803)	(24,680)	(278,884)	(184,736)	—	(494,174)
Plus: Loss adjustment expenses reserves	—	—	—	—	93,728	—	93,728

Discounted claim liability reported on Balance Sheet, before reinsurance(3)	8,214	4,721	38,367	2,221,162	3,359,163	55	5,631,682

Reinsurance recoverable reported on Balance Sheet	976	18	5,718	130,057	8,932	—	145,701

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “Representation and Warranty Breaches by RMBS Transaction Sponsors” below for detailed discussion.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential remediation subrogation of $1,052,295)	$6,359,409
Subrogation recoverable (includes potential remediation of $1,545,959)	(714,496)
Other assets (within)	(13,231)

$5,631,682

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Surveillance Categories (at December 31, 2010)

	I/SL	IA	II	III	IV	V	Total
Number of policies	24	4	34	118	127	1	308
Remaining weighted-average contract period (in years)	5	9	17	19	9	10	14
Gross insured contractual payments outstanding:
Principal	$1,831,525	$198,460	$2,620,973	$17,723,814	$13,766,322	$47	$36,141,141
Interest	392,486	58,317	1,983,875	10,609,295	3,327,242	27	16,371,242

Total	$2,224,011	$256,777	$4,604,848	$28,333,109	$17,093,564	$74	$52,512,383

Gross undiscounted claim liability	$19,664	$9,952	$62,469	$4,195,891	$7,197,833	$75	$11,485,884
Discount, gross claim liability	(925)	(4,700)	13,974	(1,517,671)	(1,234,704)	(20)	(2,744,046)

Gross discounted claim liability before all subrogation and before reinsurance	$18,739	$5,252	$76,443	$2,678,220	$5,963,129	$55	$8,741,838

Less:
Gross RMBS subrogation(1)	—	—	—	—	(2,514,477)	—	(2,514,477)
Discount, RMBS subrogation	—	—	—	—	97,371	—	97,371

Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,417,106)	—	(2,417,106)

Less:
Gross other subrogation(2)	—	—	(11)	(629,022)	(1,033,055)	—	(1,662,088)
Discount, other subrogation	—	—	—	207,811	89,166	—	296,977

Discounted other subrogation, before reinsurance	—	—	(11)	(421,211)	(943,889)	—	(1,365,111)

Gross discounted claim liability, net of all subrogation, before reinsurance	18,739	5,252	76,432	2,257,009	2,602,134	55	4,959,621

Less: Unearned premium reserves	(9,095)	(3,959)	(49,782)	(289,408)	(149,235)	—	(501,479)
Plus: Loss adjustment expenses reserves	—	—	—	9,762	85,495	—	95,257

Discounted claim liability reported on Balance Sheet, before reinsurance(3)	9,644	1,293	26,650	1,977,363	2,538,394	55	4,553,399

Reinsurance recoverable reported on Balance Sheet	542	8	1,588	107,920	26,928	—	136,986

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “Representation and Warranty Breaches by RMBS Transaction Sponsors” below for detailed discussion.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential remediation subrogation of $714,679)	$5,288,655
Subrogation recoverable (includes potential remediation of $1,702,427)	(714,270)
Other assets (within)	(20,986)

$4,553,399

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Loss expense reserves were also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves, net of reinsurance, were $92,169 and $93,900 at September 30, 2011 and December 31, 2010, respectively. Loss reserves ceded to reinsurers at September 30, 2011 and December 31, 2010 were $149,089 and $128,993, respectively. Amounts were included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	Nine months Ended September 30, 2011	Year Ended December 31, 2010
Loss reserves at December 31, net of RMBS subrogation recoverable and reinsurance		$3,777,321
Impact of adopting ASU 2009-17		(503,887)

Beginning balance of net loss reserves, net of RMBS subrogation recoverable and reinsurance	4,424,450	3,273,434
Changes in the loss reserves due to:
Current year:
Establishment of new loss reserves, gross of RMBS subrogation and net of reinsurance	203,474	266,913
Claim (payments) recoveries, net of reinsurance	4,722	(874)
Establishment of RMBS subrogation recoveries, net of reinsurance	(215,433)	(342,979)

Total current year	(7,237)	(76,940)
Prior year:
Change in previously established loss reserves, gross of RMBS subrogation and net of reinsurance	1,027,863	822,848
Change in previously established RMBS subrogation recoveries, net of reinsurance	36,531	(26,864)
Claim payments, net of RMBS subrogation recoverable and reinsurance	43,718	(244,661)

Total prior year	1,108,112	551,323
Changes in loss reserves	1,100,875	474,383
Deconsolidation of certain VIEs under ASU 2009-17	(39,345)	676,633

Ending loss reserves, net of subrogation recoverable and reinsurance	$5,485,980	$4,424,450

Representation and Warranty Breaches by RMBS Transaction Sponsors:

In an effort to better understand the unprecedented levels of delinquencies, Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) increased levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken such actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations. Generally, the sponsor of the transaction provided representations and warranties with respect to the securitized

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

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. To effect a repurchase, depending on the transaction, the sponsor is obligated to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss (which in certain cases may exclude accrued unpaid interest). Notwithstanding the material breaches of representations and warranties, until the establishment of the Segregated Account and the associated Segregated Account Rehabilitation Proceedings, Ambac continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations and will resume paying such claims in accordance with the Segregated Account Rehabilitation Plan after such plan is effective. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for claim payments made in previous months. Notwithstanding the reimbursement of previous monthly claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall.

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

•

Next, the estimated repurchase obligation was determined by multiplying the breach rate by the sum of (a) realized losses resulting from loan liquidations or charge-offs to date plus (b) the current unpaid loan pool balance (“CULPB”). The CULPB includes principal only on non-charged-off and non-liquidated loans, and the realized losses include principal, interest and unreimbursed servicer advances and/or trustee expenses on charged-off and liquidated loans as determined by the relevant transaction documents. As a result, the CULPB and realized loss components, which were used in extrapolating the estimated repurchase obligation, do not precisely correspond to each sponsor’s contractual repurchase obligation as defined in the transaction documents. Nonetheless, the CULPB and realized loss components are provided through trustee reports we receive in the normal course of our surveillance of these transactions and was the best information available to estimate the sponsor’s repurchase obligation under the random sample approach used for March 31, 2011 and prior periods.

•

Then, a realization factor (which incorporates Ambac’s views about the uncertainties surrounding the litigation process and/or settlement negotiation) was applied to the estimated repurchase obligation to compute the undiscounted subrogation recovery. The realization factor was developed from a range of realization factors using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including (i) discussions with external legal counsel and their views on ultimate settlement, (ii) recent experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates.

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

Starting with the June 30, 2011 reporting period, Ambac revised its random sample approach by replacing the CULPB with estimated future collateral pool losses in the above-described calculation. Specifically, the estimated repurchase obligation in the second step above was developed by multiplying the breach rate by the sum of (a) realized losses resulting from loan liquidations or charge-offs to date plus (b) the estimated future collateral pool losses. While we believe both the previous and current random sample approaches are statistically valid, the current approach only extrapolates against the estimated population of adverse loans. No other changes were made to the random sample approach since March 31, 2011.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, or are in foreclosure, REO or bankruptcy. The estimated subrogation recovery under this approach represents 100% of the original principal balance of those specific loans identified as having not met the underwriting criteria or otherwise breaching representations and warranties (i.e., the adverse loans), multiplied by a discount factor using the same assumptions used for the discount factor in the random sample approach. For transactions subject to the adverse sample approach, given Ambac’s limitations in developing a statistically valid random sample and its belief that the subrogation estimate under this approach is inherently conservative (for reasons discussed below), Ambac did not attempt to develop probability-weighted alternative cash flow scenarios as it believes such results would not be meaningful. The three primary differences between this adverse sample approach and the random sample approach, discussed in the previous paragraphs, are as follows:

(i)	There is no extrapolation to the sum of realized losses and estimated future losses under the adverse sample approach. At September 30, 2011, the adverse sample approach is being used for 20 transactions that are with the same sponsor, which has limited access to loan files precluding the selection of statistically valid random sample from the entire loan pool. This is in contrast to the transactions subject to the random sample approach where Ambac’s access to individual loan files has not been limited and the Company, therefore, has been able to develop a statistically valid representative sample.

(ii)

The adverse sample approach is based on the original principal balance rather than the principal balance at the time of default and liquidation or charge-off. Furthermore, it does not include other components of the sponsor’s contractual repurchase obligation where the sponsor is also obligated to repay accrued interest, servicer advances and/or trustee expenses. The adverse sample approach relies on individual loan level data where all of the loan-level information pertaining to the sponsor’s buyback obligation has not been provided by the sponsor, or the

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

(iii)	Unlike the random sample approach, for the adverse sample approach Ambac did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans selected represent only approximately 39% of the value of the impaired population of loans, only approximately 4% of the value of the original loans in the pool, and the breach rate in the sample was pervasive. In other words, because the adverse loans selected represent only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, and because the breach rates in these pools are very high, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation.

Ambac has updated its estimated subrogation recoveries to $2,598,254 ($2,570,242 net of reinsurance) at September 30, 2011 from $2,417,106 ($2,391,335, net of reinsurance) at December 31, 2010. The balance of subrogation recoveries and the related claim liabilities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	20	(2)	$1,869,360	$(868,648)	$1,000,712
Random samples	16	(3)	1,189,299	(1,729,606)	(540,307)

Totals	36		$3,058,659	$(2,598,254)	$460,405

	December 31, 2010
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	15	(2)	$1,644,488	$(719,448)	$925,040
Random samples	12	(3)	1,010,704	(1,697,658)	(686,954)

Totals	27		$2,655,192	$(2,417,106)	$238,086

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,598,259 of subrogation recoveries recorded at September 30, 2011, $1,545,959 was included in “Subrogation recoverable” and $1,052,295 was included in “Loss and loss expense reserves.” Of the $2,417,106 of subrogation recoveries recorded at December 31, 2010, $1,702,427 was included in “Subrogation recoverable” and $714,679 was included in “Loss and loss expense reserves.”
(2)	Of these 20 (15 in 2010) transactions, 10 contractually require the sponsor to repurchase loans at the unpaid principal balance and 10 (5 in 2010) contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.
(3)	Of these 16 (12 in 2010) transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 13 (9 in 2010) contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation. Ambac has initiated and will continue to pursue lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac estimates that it will take approximately three years from the initiation of litigation with the sponsor to ultimate resolution. These future subrogation cash flows are discounted at a risk-free rate of 1.52%.

Ambac has performed the above-mentioned, detailed examinations on a variety of second-lien and first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of seven sponsors represent the 36 transactions which have been reviewed as of September 30, 2011. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the financial institutional parent, each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would not seek to disclaim financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. In fact, certain successor financial institutions have made significant payments to certain claimants to settle breaches of representations and warranties perpetrated by sponsors that have been acquired by such financial institutions. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review other RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Below is the rollforward of RMBS subrogation for the period December 31, 2010 through September 30, 2011:

	Random sample	# of deals	Adverse Sample	# of deals
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2010	$1,697,658	12	$719,448	15

Changes recognized in 2011:
Additional transactions reviewed	127,289	4	95,244	5
Additional adverse sample loans reviewed	—	n/a	21,831	n/a
Loans repurchased by the sponsor	—	n/a	(11,706)	n/a

Subtotal of changes recognized in current period	127,289	n/a	105,369	n/a

Changes from re-estimation of opening balance:
Change in pre-recovery loss reserves	(95,341)	n/a	43,831	n/a
Discounted RMBS subrogation (gross of reinsurance) at September 30, 2011	$1,729,606	16	$868,648	20

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $2,648,107 in 2013, (gross of discounting and reinsurance in the amount of $49,853 and $28,012). The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced and our stockholders’ deficit as of September 30, 2011 would increase from $2,180,576 to $4,750,818.

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

The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. The Company also has certain options to repurchase Ambac Assurance’s surplus notes at a discount to par value which are required to be accounted for as stand-alone derivatives. VIEs consolidated under ASC Topic 810 entered into derivative contracts to meet specified purposes within the securitization structure. Changes in fair value of consolidated VIE derivatives are included within Financial Guarantee: Income (loss) on variable interest entities on the Consolidated Statements of Operations. The notional for VIE derivatives outstanding as of September 30, 2011 and December 31, 2010 are as follows:

Type of VIE derivative	Notional
	September 30, 2011	December 31, 2010
Interest rate swaps—receive-fixed/pay-variable	$1,711,222	$1,711,881
Interest rate swaps—pay-fixed/receive-variable	4,559,899	6,291,763
Currency swaps	725,028	725,307
Credit derivatives	21,046	21,976

Derivatives for trading include credit derivatives issued as a form of financial guarantee, certain interest rate and currency swaps and futures contracts. Interest rate and currency swaps are also used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates.

Ambac has determined that the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore such amounts are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $54,820 and $281 as of September 30, 2011 and December 31, 2010, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $0 and $7,005 as of September 30, 2011 and December 31, 2010, respectively. The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists:

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
September 30, 2011:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$215,170
Interest rate swaps	Derivative assets	420,476	Derivative liabilities	263,669
	Derivative liabilities	27,272	Derivative assets	229,121
Currency swaps	Derivative assets	—	Derivative liabilities	3,499
Futures contracts	Derivative assets	—	Derivative liabilities	1,134
Other contracts	Derivative assets	—	Derivative liabilities	323

Total derivatives held for trading		447,748		712,916

Call options on long-term debt	Derivative assets	13,860	Derivative liabilities	—

Total derivatives		$461,608		$712,916

Variable Interest Entities
Credit derivatives	VIE - Derivative assets	$—	VIE - Derivative liabilities	$—
Currency swaps	VIE - Derivative liabilities	26,055	VIE - Derivative liabilities	96,667
Interest rate swaps	VIE - Derivative liabilities	—	VIE - Derivative liabilities	1,746,015

		$26,055		$1,842,682

December 31, 2010:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$221,684
Interest rate swaps	Derivative assets	408,299	Derivative liabilities	124,932
	Derivative liabilities	4,756	Derivative assets	129,185
Currency swaps	Derivative assets	—	Derivative liabilities	6,699
Futures contracts	Derivative assets	11,185	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	232

Total derivatives held for trading		424,240		482,732

Call options on long-term debt	Derivative assets	—	Derivative liabilities	—

Total derivatives		$424,240		$482,732

Variable Interest Entities
Credit derivatives	VIE - Derivative assets	$4,511	VIE - Derivative liabilities	$—
Currency swaps	VIE - Derivative liabilities	26,577	VIE - Derivative liabilities	105,037
Interest rate swaps	VIE - Derivative liabilities	2,203	VIE - Derivative liabilities	1,503,863

		$33,291		$1,608,900

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
(Dollars in thousands, except share data)

In a small number of transactions, Ambac is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are 16 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $616,485 and a net liability fair value of $4,578 as of September 30, 2011. These transactions are primarily in the form of CLOs written between 2002 and 2005.

Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by Ambac are insured by Ambac Assurance. None of our outstanding credit derivative transactions at September 30, 2011 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the net par outstanding for CDS contracts, by Ambac rating, for each major category as of September 30, 2011 and December 31, 2010:

September 30, 2011

	$18,766,354	$18,766,354	$18,766,354
Ambac Rating	CLO	Other	Total
AAA	$369,102	$1,292,302	$1,661,404
AA	6,411,191	1,894,042	8,305,233
A	2,107,382	2,412,071	4,519,453
BBB(1)	—	510,278	510,278
Below investment grade(2)	—	284,931	284,931

	$8,887,675	$6,393,624	$15,281,299

December 31, 2010

	$18,766,354	$18,766,354	$18,766,354
Ambac Rating	CLO	Other	Total
AAA	$282,294	$2,209,540	$2,491,834
AA	8,323,435	1,237,993	9,561,428
A	2,955,030	2,851,213	5,806,243
BBB(1)	31,938	627,021	658,959
Below investment grade(2)	—	247,890	247,890

	$11,592,697	$7,173,657	$18,766,354

(1)	BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles.
(2)	Below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The tables below summarize information by major category as of September 30, 2011 and December 31, 2010:

September 30, 2011

	CLO	Other	Total
Number of CDS transactions	49	25	74
Remaining expected weighted-average life of obligations (in years)	2.5	5.9	3.9
Gross principal notional outstanding	$8,887,675	$6,393,624	$15,281,299
Net derivative liabilities at fair value	$(57,418)	$(157,752)	$(215,170)

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

December 31, 2010

	CLO	Other	Total
Number of CDS transactions	59	30	89
Remaining expected weighted-average life of obligations (in years)	3.4	4.4	3.8
Gross principal notional outstanding	$11,592,697	$7,173,657	$18,766,354
Net derivative liabilities at fair value	$(70,467)	$(151,217)	$(221,684)

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

Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms or in connection with a negotiated termination of a contract. There were no paid losses on credit derivative contracts during the three and nine month periods ended September 30, 2011. Paid losses included in realized gains and losses and other settlements were $688 and $2,789,037 for the three and nine months ended September 30, 2010, respectively. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled. Refer to Note 11 for a detailed description of the components of our credit derivative contracts’ fair value.

Although CDS contracts are accounted for at fair value in accordance with ASC Topic 815, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group using the guidelines described in Note 6. As of September 30, 2011, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $35,691 and total notional principal outstanding of $284,931. As of December 31, 2010, there were three CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $23,148 and a total notional principal outstanding of $247,890.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom. As of September 30, 2011 and December 31, 2010 the notional amounts of AFS’s trading derivative products are as follows:

Type of derivative	Notional September 30, 2011	Notional December 31, 2010
Interest rate swaps—receive-fixed/pay-variable	$1,419,119	$1,798,704
Interest rate swaps—pay-fixed/receive-variable	3,850,277	3,802,086
Interest rate swaps—basis swaps	175,835	231,250
Currency swaps	18,662	35,971
Futures contracts	107,500	290,000
Other contracts	137,410	154,045

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The following tables summarize the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Three months ended September 30, 2011	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Three months ended September 30, 2010
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$4,505	$9,412
Financial Services derivatives products:
Interest rate swaps	Derivative products	(206,455)	(66,047)
Currency swaps	Derivative products	372	(464)
Futures contracts	Derivative products	(9,364)	(12,614)
Other derivatives	Derivative products	(327)	757

Total Financial Services derivative products		(215,774)	(78,368)

Total derivative contracts held for trading purposes		$(211,269)	$(68,956)

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Nine months ended September 30, 2011	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Nine months ended September 30, 2010
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$19,889	$44,454
Financial Services derivatives products:
Interest rate swaps	Derivative products	(240,715)	(81,754)
Currency swaps	Derivative products	(184)	(70,702)
Futures contracts	Derivative products	(19,239)	(56,038)
Other derivatives	Derivative products	(224)	942

Total Financial Services derivative products		(260,362)	(207,552)

Total derivative contracts held for trading purposes		$(240,473)	$(163,098)

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
(Dollars in thousands, except share data)

considered by management to be for non-trading and hedging purposes, expired during 2010. Net gains (losses) recognized on such contracts recognized as part of net mark-to-market gains (losses) on non-trading derivative contracts was $0 for the three months ended September 30, 2011 and 2010, and $0 and ($14,295) for the nine months ended September 30, 2011 and 2010, respectively.

Call Option on Long-Term Debt

Ambac Assurance has certain contractual options to repurchase its surplus notes at a discount to their par value, which are considered stand-alone derivatives. The surplus notes were issued in connection with a settlement agreement with certain counterparties to credit default swaps in June 2010 and are classified under Long-term debt on the Consolidated Balance Sheets. The amount of surplus notes that may be repurchased under these options is $500,000 at September 30, 2011 and December 31, 2010. The fair value of the options was $13,860 and $0 as of September 30, 2011 and December 31, 2010, respectively. (Losses) gains of ($6,910) and $0 from the change in fair value of the call options were recognized within Financial Guarantee: Other income (loss) in the Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, respectively, and $13,860 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

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

As of September 30, 2011 and December 31, 2010, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $252,382 and $31,739, respectively, related to which Ambac had posted assets as collateral with a fair value of $262,032 and $123,519, respectively. All such ratings-based contingent features have been triggered as of September 30, 2011, requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on September 30, 2011, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

(8) Income Taxes

Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its affiliates operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2005
New York State	2008
New York City	2011
United Kingdom	2005
Italy	2006

As described in Note 12, Ambac intends to submit to the Department of Justice a proposal to settle the IRS Dispute which includes the following terms that Ambac believes will be acceptable to the United States: (i) a payment by Ambac Assurance of approximately $100,000, as permitted by the Mediation Agreement dated September 21, 2011, and a payment by Ambac of approximately $1,900 in connection with the IRS's claim for the recovery of certain federal tax refunds that were received prior to November 7, 2010 by Ambac and (ii) a $1,000,000 reduction of the NOL of the Ambac Consolidated Group. Ambac will continue to negotiate the terms of a final settlement with the IRS. The terms of any final settlement would require the approval of OCI, the IRS, the Department of Justice, Tax Division, the Joint Committee on Taxation, the Bankruptcy Court, the Rehabilitation Court and the boards of directors of both Ambac and Ambac Assurance. There can be no assurance that the IRS Dispute will be settled on the terms described above, if at all, or as to the timing of any such settlement. Nevertheless, this possible settlement is being provided for in the current quarter ending September 30, 2011 in accordance with ACS Topic 740, Income Taxes.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

In the third quarter of 2011, Ambac agreed to settle tax years 2000 through 2010 with New York City for a cash payment of $2,000 (paid in October 2011) and forfeiture of a $1,234 over payment, which was being applied to future tax years.

As of September 30, 2011 and December 31, 2010, the liability for unrecognized tax benefits is approximately $101,900 and $23,050, respectively. Included in these balances at September 30, 2011, and December 31, 2010 are $101,900 and $23,050, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of September 30, 2011 a full valuation allowance of $2,722,074 has been established against the deferred tax asset. As of December 31, 2010, the company had a valuation allowance of $2,411,107.

In June 2010, AAC settled its obligations under certain CDS by paying the CDS counterparties $2,600,000 in cash and issuing $2,000,000 face amount of surplus notes that have a stated interest rate of 5.1% per annum. Contemporaneously with issuing the notes, AAC entered into call option agreements with several CDS counterparties giving Ambac Assurance the right for a limited time to repurchase Surplus Notes with an aggregate face amount of $940,000 for an aggregate price of $232,000 plus accrued and unpaid interest. Ambac Assurance concluded that the issue price on these notes was equal to the call strike price and that they were properly classified as applicable high interest discount obligations, subject to IRC Section 163(e)(5) restrictions on the deductibility of interest.

(9) Investments

ASC Topic 320, Investment – Debt and Equity Securities requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac’s investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by ASC Topic 320. Available-for-sale securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income in Stockholders’ Equity and are computed using amortized cost as the basis. Fair value is based primarily on quotes obtained from independent market sources. When quotes are not available, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. The quotes received or modeled valuations could differ materially from amounts that would actually be realized in the market. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the remaining term of the securities. For securities that are not structured securities with a large underlying pool of homogenous loans, such as typical corporate and municipal bonds, premiums and discounts are amortized or accreted over the remaining term of the securities even if they are callable. Premiums and discounts on mortgage-backed and asset-backed securities are adjusted for the effects of actual and anticipated prepayments on a retrospective basis. Realized gains and losses on the sale of investments are determined on the basis of specific identification.

VIE investments in fixed income securities are carried at fair value under the fair value option in accordance with ASC Topic 825. For additional information about VIE investments, including fair value by asset-type, see Note 4.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The amortized cost and estimated fair value of investments, excluding VIE investments, at September 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
September 30, 2011
Fixed income securities:
Municipal obligations	$1,868,082	$130,920	$663	$1,998,339	$—
Corporate obligations	1,077,036	61,056	20,394	1,117,698	—
Foreign obligations	90,469	4,988	—	95,457	—
U.S. government obligations	116,266	3,762	13	120,015	—
U.S. agency obligations	81,282	6,529	—	87,811	—
Residential mortgage-backed securities	1,204,670	366,620	60,019	1,511,271	9,236
Collateralized debt obligations	49,964	54	3,031	46,987	—
Other asset-backed securities	991,568	61,732	53,937	999,363	—
Short-term	824,118	8	—	824,126	—
Other	100	—	—	100	—

	6,303,555	635,669	138,057	6,801,167	9,236

Fixed income securities pledged as collateral:
U.S. government obligations	255,135	1,885	317	256,703	—
Residential mortgage-backed securities	4,991	338	—	5,329	—

Total collateralized investments	260,126	2,223	317	262,032	—

Total investments	$6,563,681	$637,892	$138,374	$7,063,199	$9,236

December 31, 2010
Fixed income securities:
Municipal obligations	$1,878,857	$54,093	$11,614	$1,921,336	$—
Corporate obligations	897,670	44,015	23,777	917,908	—
Foreign obligations	113,127	5,328	—	118,455	—
U.S. government obligations	153,609	3,299	35	156,873	—
U.S. agency obligations	81,696	6,598	—	88,294	—
Residential mortgage-backed securities	1,239,107	300,302	40,717	1,498,692	1,111
Collateralized debt obligations	40,997	391	9,132	32,256	—
Other asset-backed securities	1,019,894	28,274	43,857	1,004,311	—
Short-term	991,567	—	—	991,567	—
Other	100	—	—	100	—

	6,416,624	442,300	129,132	6,729,792	1,111

Fixed income securities pledged as collateral:
U.S. government obligations	113,232	2,170	—	115,402	—
Residential mortgage-backed securities	7,686	431	—	8,117	—

Total collateralized investments	120,918	2,601	—	123,519	—

Total investments	$6,537,542	$444,901	$129,132	$6,853,311	$1,111

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of September 30, 2011 and December 31, 2010.

Foreign obligations at September 30, 2011 and December 31, 2010 consist primarily of government issued securities which are denominated in Pounds Sterling and held by Ambac Assurance UK, Limited.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The amortized cost and estimated fair value of investments, excluding VIE investments, at September 30, 2011, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$586,237	$588,523
Due after one year through five years	903,956	939,105
Due after five years through ten years	1,076,104	1,136,676
Due after ten years	1,746,191	1,835,945

	4,312,488	4,500,249
Residential mortgage-backed securities	1,209,661	1,516,600
Collateralized debt obligations	49,964	46,987
Other asset-backed securities	991,568	999,363

	$6,563,681	$7,063,199

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2011:
Fixed income securities:
Municipal obligations.	$9,210	$345	$14,498	$318	$23,708	$663
Corporate obligations	137,536	4,765	198,921	15,629	336,457	20,394
U.S. government obligations	133,313	330	—	—	133,313	330
Residential mortgage-backed securities	213,400	14,847	105,517	45,172	318,917	60,019
Collateralized debt obligations	33,693	910	12,664	2,121	46,357	3,031
Other asset-backed securities	158,853	8,443	248,614	45,494	407,467	53,937

Total temporarily impaired securities	$686,005	$29,640	$580,214	$108,734	$1,266,219	$138,374

December 31, 2010:
Fixed income securities:
Municipal obligations.	$281,760	$7,633	$33,946	$3,981	$315,706	$11,614
Corporate obligations	51,806	1,691	212,417	22,086	264,223	23,777
U.S. government obligations	4,981	35	—	—	4,981	35
Residential mortgage-backed securities	22,180	537	127,782	40,180	149,962	40,717
Collateralized debt obligations	—	—	30,433	9,132	30,433	9,132
Other asset-backed securities	101,950	1,515	440,731	42,342	542,681	43,857

Total temporarily impaired securities	$462,677	$11,411	$845,309	$117,721	$1,307,986	$129,132

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

Management has determined that the unrealized losses reflected in the table above are temporary in nature as of September 30, 2011 and December 31, 2010 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. As of September 30, 2011 and December 31, 2010, management has not asserted an intent to sell any securities in an unrealized loss position from its portfolio. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of September 30, 2011 and December 31, 2010, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at September 30, 2011, $293,232 of the total fair value and $48,998 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2010, $110,120 of the total fair value and $31,521 of the unrealized loss related to below investment grade securities and non-rated securities.

Corporate obligations:

The decrease in gross unrealized losses on corporate obligations during the nine months ended September 30, 2011, is primarily the result of a decrease in credit spreads on life insurers. Of the $15,628 of unrealized losses on corporate obligations greater than 12 months, one security comprises $7,277 of the total. This security, which was purchased in multiple lots, is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 26-45 months. The unrealized loss on this security is the result of general credit spread widening on life insurers and on Assured Guaranty since the date of purchase. Given the insured Moody’s rating of Aa3 and investment grade underlying rating, management believes that timely receipt of all principal and interest is probable.

Residential mortgage-backed securities:

The gross unrealized loss on mortgage-backed securities as of September 30, 2011 is primarily related to Alt-A residential mortgage-backed securities. Of the $45,172 of unrealized losses on mortgage-backed securities for greater than 12 months, $45,151 or 99.95% is attributable to 16 individual Alt-A securities. These individual securities have been in an

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

unrealized loss position for 45 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices, recent recession and weak economic conditions in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than at the time the securities were purchased.

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

Other asset-backed securities:

The increase in gross unrealized losses on other asset-backed securities during the nine months ended September 30, 2011 is the result of overall risk aversion in the market due to economic uncertainty in the United States and abroad, as well as a flight to higher quality, more liquid investments. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. Ambac determined that there is sufficient credit enhancement to mitigate current market stresses. Management believes that the timely receipt of all principal and interest from other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized investment gains (losses) and other-than-temporary impairments included in earnings for the three and nine months ended September 30, 2011 and 2010:

	Three-months ended September 30,		Nine-months ended September 30,
	2011	2010	2011	2010
Gross realized gains on securities	$4,085	$1,407	$8,340	$154,060
Gross realized losses on securities	(495)	(631)	(4,844)	(86,501)
Net gains on investment agreement terminations	—	—	3,119	73,516
Foreign exchange gains	1,494	1,220	1,510	1,583

Net realized gains excluding other-than-temporary impairments	5,084	1,996	8,125	142,658
Net other-than-temporary impairments(1)	(10,887)	(6,584)	(30,178)	(48,499)
Gain on extinguishment of debt	—	—	—	10,693

Total net realized (losses) gains and other-than-temporary impairments included in earnings	$(5,803)	$(4,588)	$(22,053)	$104,852

(1)	Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

Other-than-temporary impairment charges to earnings were $10,887 and $30,178 for the three and nine months ended September 30, 2011, respectively. These losses primarily resulted from adverse changes to projected cash flows on securities guaranteed by Ambac Assurance. As further described in Note 1, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account were suspended in March

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

2010 and are no longer under the control of Ambac management. Claim payments under Segregated Account policies have remained suspended throughout the first nine months of 2011. Further, changes in the estimated effective date of the Segregated Account Rehabilitation Plan and resumption of claim payments thereunder have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during the three and nine months ended September 30, 2011. Other-than-temporary impairment charges were $6,584 and $48,499 for the three and nine months ended September 30, 2010, respectively. Charges in 2010 included $6,584 and $31,352 for the three and nine months ended September 30, respectively, related to credit losses on securities guaranteed by Ambac Assurance arising from the impact of the Segregated Account Rehabilitation Plan on projected cash flows. Additionally, other-than-temporary impairment charges of $0 and $17,147 for the three and nine months ended September 30, 2010, respectively, related to securities that management intended to sell primarily to meet liquidity needs at that time. As of September 30, 2011, management has not asserted an intent to sell any securities in an unrealized loss position from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of September 30, 2011:

Credit Impairment
Balance as of January 1, 2011	$139,766
Additions for credit impairments recognized on(1):
Securities not previously impaired	27,123
Securities previously impaired	3,055
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—

Balance as of September 30, 2011	$169,944

(1)	These additions are included in the Financial Guarantee and Financial Services net other-than-temporary impairment losses recognized in earnings of $29,361 and $817 in the Consolidated Statements of Operations.

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
(Dollars in thousands, except share data)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at September 30, 2011 and December 31, 2010:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
September 30 2011:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$919,526	$602,674	$316,852

Cash and securities pledged from its derivative counterparties	—	—	—

December 31, 2010:
Sources of Collateral:

Cash and securities pledged directly from the investment portfolio	$962,919	$846,124	$116,795

Cash and securities pledged from its derivative counterparties	7,005	—	7,005

Securities carried at $7,142 and $6,947 at September 30, 2011 and December 31, 2010, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

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
(Dollars in thousands, except share data)

Information provided below for “Corporate and Other” primarily relates to (i) investment advisory, consulting and research services to the structured credit markets from RangeMark in 2010, and (ii) corporate activities, including interest income on the investment portfolio and debt to equity exchanges prior to the filing for Bankruptcy in November 2010. Corporate and other revenue from unaffiliated customers consists primarily of income from investments. The following table is a summary of financial information by reportable segment as of and for the three and nine months ended September 30, 2011 and 2010:

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
Three months ended September 30,	Financial Guarantee	Financial Services	Corporate and Other	Inter- segment Eliminations	Consolidated
2011:
Revenues:
Unaffiliated customers	$232,845	$(207,190)	$62	$—	$25,717
Inter-segment	1,088	(1,022)	2,883	(2,949)	—

Total revenues	$233,933	$(208,212)	$2,945	$(2,949)	$25,717

Income before income taxes:
Unaffiliated customers	$221,612	$(211,852)	$(1,739)	$—	$8,021
Inter-segment	(3,660)	(465)	3,955	170	—

Total income before reorganization items and income taxes	$217,952	$(212,317)	$2,216	$170	$8,021

Total assets	$26,349,572	$1,220,087	$56,923	$—	$27,626,582

2010:
Revenues:
Unaffiliated customers	$431,042	$(69,479)	$(407)	$—	$361,156
Inter-segment	(91,284)	91,372	—	(88)	—

Total revenues	$339,758	$21,893	$(407)	$(88)	$361,156

Income before income taxes:
Unaffiliated customers	$196,954	$(76,890)	$(43,980)	$—	$76,084
Inter-segment	(91,536)	92,926	(1,390)	—	—

Total income before income taxes	$105,418	$16,036	$(45,370)	$—	$76,084

Total assets	$29,521,319	$1,741,540	$65,380	$—	$31,328,239

	$00,000,000	$00,000,000	$00,000,000	$00,000,000	$00,000,000
Nine months ended September 30,	Financial Guarantee	Financial Services	Corporate and Other	Inter- segment Eliminations	Consolidated
2011:
Revenues:
Unaffiliated customers	$610,945	$(233,961)	$211	$—	$377,195
Inter-segment	25,174	(24,963)	2,883	(3,094)	—

Total revenues	$636,119	$(258,924)	$3,094	$(3,094)	$377,195

Income before income taxes:
Unaffiliated customers	$(628,260)	$(248,159)	$(3,057)	$—	$(879,476)
Inter-segment	17,971	(22,619)	4,648	—	—

Total income before reorganization items and income taxes	$(610,289)	$(270,778)	$(1,591)	$—	$(879,476)

Total assets	$26,349,572	$1,220,087	$56,923	$—	$27,626,582

2010:
Revenues:
Unaffiliated customers	$362,106	$(130,666)	$11,747	$—	$243,187
Inter-segment	(277,380)	277,659	2,808	(3,087)	—

Total revenues	$84,726	$146,993	$14,555	$(3,087)	$243,187

Income before income taxes:
Unaffiliated customers	$(400,773)	$(154,619)	$(116,175)	$—	$(671,567)
Inter-segment	(285,153)	282,091	3,062	—	—

Total income before income taxes	$(685,926)	$127,472	$(113,113)	$—	$(671,567)

Total assets	$29,521,319	$1,741,540	$65,380	$—	$31,328,239

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the three and nine months ended September 30, 2011 and 2010:

	$0000,0000	$0000,0000	$0000,0000	$0000,0000	$0000,0000	$0000,0000
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$26,998	$82,291	$3,223	$43,435	$102,145	$13,530
United Kingdom	187,895	12,220	(602)	20,005	32,176	169
Other international	27,680	7,544	1,884	(10,240)	8,764	(4,287)

Total	$242,573	$102,055	$4,505	$53,200	$143,085	$9,412

	$0000,0000	$0000,0000	$0000,0000	$0000,0000	$0000,0000	$0000,0000
	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(328,181)	$232,420	$13,741	$(70,108)	$316,383	$(66,365)
United Kingdom	198,778	35,006	251	(9,085)	65,344	14,921
Other international	3,691	25,699	5,897	(58,742)	53,594	95,898

Total	$(125,712)	$293,125	$19,889	$(137,935)	$435,321	$44,454

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

(11) Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and disclosures about fair value measurements.

The carrying amount and estimated fair value of financial instruments are presented below:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities(1)	$5,976,941	$5,976,941	$5,738,125	$5,738,125
Fixed income securities pledged as collateral(1)	262,032	262,032	123,519	123,519
Short-term investments	824,126	824,126	991,567	991,567
Other investments	100	100	100	100
Cash and cash equivalents	21,316	21,316	9,497	9,497
Restricted cash	2,500	2,500	2,500	2,500
Loans	20,035	18,106	20,167	21,706
Derivative assets	205,215	205,215	290,299	290,299
Other assets	17,332	17,332	17,909	17,909
Variable interest entity assets:
Fixed income securities	2,106,447	2,106,447	1,904,361	1,904,361
Restricted cash	42,813	42,813	2,098	2,098
Loans	14,255,451	14,233,263	16,005,066	15,990,120
Derivative assets	—	—	4,511	4,511
Financial liabilities:
Obligations under investment, repurchase and payment agreements	$590,244	$598,072	$805,632	$811,263
Liabilities subject to compromise	1,622,189	145,742	1,622,189	115,201
Long-term debt	220,440	558,356	208,260	270,600
Derivative liabilities	456,522	456,522	348,791	348,791
Liability for net financial guarantees written	6,786,540	2,372,788	5,977,077	1,638,181
Variable interest entity liabilities:
Long-term debt	14,638,183	14,602,899	16,101,026	16,073,110
Derivative liabilities	1,816,627	1,816,627	1,580,120	1,580,120

(1)	See breakout of fixed income securities in Note 9.

Fair value Hierarchy:

ASC Topic 820 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with ASC Topic 820, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1	–	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury securities, exchange traded futures contracts, variable rate demand obligations, money market funds and mutual funds.

• Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include direct investments in fixed income securities representing municipal, asset-backed and corporate obligations, financial services derivatives (including certain interest rate and currency swap derivatives), certain credit derivative contracts and most long-term debt of variable interest entities consolidated under ASC Topic 810.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

• Level 3	–	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include most credit derivative contracts written as part of the financial guarantee business, certain financial services interest rate swap contracts which are not referenced to commonly quoted interest rates, call options on long-term debt and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities and loan receivables, as well as certain long-term debt of variable interest entities consolidated under ASC Topic 810.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
September 30, 2011
Financial assets:
Fixed income securities:
Municipal obligations	$—	$1,998,339	$—	$1,998,339
Corporate obligations	—	1,109,549	8,149	1,117,698
Foreign obligations	—	95,457	—	95,457
U.S. government obligations	120,015	—	—	120,015
U.S. agency obligations	—	86,837	974	87,811
Residential mortgage-backed securities	—	1,511,271	—	1,511,271
Collateralized debt obligations	—	34,323	12,664	46,987
Other asset-backed securities	—	923,797	75,566	999,363
Short term investments	824,126	—	—	824,126
Fixed income securities, pledged as collateral:
U.S. government obligations	256,703	—	—	256,703
Residential mortgage-backed securities	—	5,329	—	5,329
Cash and cash equivalents	21,316	—	—	21,316
Restricted cash	2,500	—	—	2,500
Derivative assets:
Interest rate swaps—asset position	—	257,827	162,649	420,476
Interest rate swaps—liability position	—	(53)	(229,068)	(229,121)
Future contracts	—	—	—	—
Call options on long-term debt	—	—	13,860	13,860
Other assets	—	—	17,332	17,332
Variable interest entity assets:
Fixed income securities:
Corporate obligations	—	—	2,106,447	2,106,447
Restricted cash	42,813	—	—	42,813
Loans	—	—	14,046,967	14,046,967

Total financial assets	$1,267,473	$6,022,676	$16,215,540	$23,505,689

Financial liabilities:
Derivative liabilities:
Credit derivatives	$—	$—	$215,170	$215,170
Interest rate swaps—asset position	—	—	(27,272)	(27,272)
Interest rate swaps— liability position	—	14,152	249,517	263,669
Futures contracts	1,134	—	—	1,134
Currency swaps	—	3,499	—	3,499
Other contracts	—	323	—	323
Variable interest entity liabilities:
Long-term debt	—	12,262,818	2,155,561	14,418,379
Derivative liabilities:
Interest rate swaps—asset position	—	—	—	—
Interest rate swaps—liability position	—	1,746,015	—	1,746,015
Currency swaps—asset position	—	(26,055)	—	(26,055)
Currency swaps—liability position	—	96,667	—	96,667

Total financial liabilities	$1,134	$14,097,419	$2,592,976	$16,691,529

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

December 31, 2010
Financial assets:
Fixed income securities:
Municipal obligations	$—	$1,921,336	$—	$1,921,336
Corporate obligations	—	909,839	8,069	917,908
Foreign obligations	—	118,455	—	118,455
U.S. government obligations	156,873	—	—	156,873
U.S. agency obligations	—	87,097	1,197	88,294
Residential mortgage-backed securities	—	1,498,692	—	1,498,692
Collateralized debt obligations	—	1,823	30,433	32,256
Other asset-backed securities	—	844,838	159,473	1,004,311
Short term investments	991,567	—	—	991,567
Fixed income securities, pledged as collateral:
U.S. government obligations	115,402	—	—	115,402
Residential mortgage-backed securities	—	8,117	—	8,117
Cash and cash equivalents	9,497	—	—	9,497
Restricted cash	2,500	—	—	2,500
Derivative assets:
Interest rate swaps—asset position	—	142,842	265,457	408,299
Interest rate swaps—liability position	—	(105)	(129,080)	(129,185)
Future contracts	11,185	—	—	11,185
Other assets	—	—	17,909	17,909
Variable interest entity assets:
Fixed income securities:
Corporate obligations	—	—	1,904,361	1,904,361
Restricted cash	2,098	—	—	2,098
Loans	—	—	15,800,918	15,800,918
Derivative assets:
Credit derivatives	—	—	4,511	4,511

Total financial assets	$1,289,122	$5,532,934	$18,063,248	$24,885,304

Financial liabilities:
Derivative liabilities:
Credit derivatives	$—	$—	$221,684	$221,684
Interest rate swaps—asset position	—	—	(4,756)	(4,756)
Interest rate swaps—liability position	—	9,550	115,382	124,932
Futures contracts	—	—	—	—
Currency swaps	—	6,699	—	6,699
Other contracts	—	232	—	232
Variable interest entity liabilities:
Long-term debt	—	14,029,345	1,856,366	15,885,711
Derivative liabilities:
Interest rate swaps—asset position	—	(2,203)	—	(2,203)
Interest rate swaps—liability position	—	1,503,863	—	1,503,863
Currency swaps—asset position	—	(26,577)	—	(26,577)
Currency swaps—liability position	—	105,037	—	105,037

Total financial liabilities	$—	$15,625,946	$2,188,676	$17,814,622

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

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, derivative instruments, call options on certain long-term debt, most variable interest entity assets and liabilities and equity interests in Ambac sponsored special purpose entities.

We reflect Ambac’s own creditworthiness in the fair value of financial liability by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline in Ambac’s creditworthiness as perceived by market participants will generally result in a higher CVA, thereby lowering the fair value of Ambac’s financial liabilities as reported.

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At September 30, 2011, approximately 8%, 91%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. At December 31, 2010, approximately 7%, 90%, and 3% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively.

Third party quotes represent the only input to the reported fair value of Level 2 fixed income securities. Fixed income securities are classified as Level 3 when the fair value is internally modeled. Information about the valuation inputs for fixed income securities classified as Level 3 is included below:

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the valuation at September 30, 2011 and December 31, 2010 include the following weighted averages:

September 30, 2011

a.	Coupon rate: 0.60%

b.	Maturity: 21.70 years

c.	Yield: 6.65%

December 31, 2010

a.	Coupon rate: 0.60%

b.	Maturity: 22.44 years

c.	Yield: 6.50%

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at September 30, 2011 and December 31, 2010 include the following weighted averages:

September 30, 2011

a.	Coupon rate: 6.88%

b.	Maturity: 0.13 years

c.	Yield: 2.32%

December 31, 2010

a.	Coupon rate: 6.88%

b.	Maturity: 0.37 years

c.	Yield: 3.11%

Collateralized debt obligations (“CDO”): Securities are floating rate senior notes with the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at September 30, 2011 and December 31, 2010 include the following weighted averages:

September 30, 2011

a.	Coupon rate: 0.81%

b.	Maturity: 1.73 years

c.	Yield: 12.17%

December 31, 2010

a.	Coupon rate: 0.84%

b.	Maturity: 14.67 years

c.	Yield: 10.33%

Asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at September 30, 2011 and December 31, 2010 include the following weighted averages:

September 30, 2011

a.	Coupon rate: 1.21%

b.	Maturity: 3.25 years

c.	Yield: 4.50%

December 31, 2010

a.	Coupon rate: 0.94%

b.	Maturity: 6.58 years

c.	Yield: 4.31%

Derivative Instruments:

Ambac’s derivative instruments comprise interest rate, currency, and credit default swaps, exchange traded futures contracts and call options to repurchase Ambac Assurance surplus notes. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of net credit derivative liabilities was reduced by $646,139 at September 30, 2011, and $886,735 at December 31, 2010, as a result of incorporating a CVA on Ambac Assurance into the valuation model for these transactions. Interest rate swaps, currency

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

swaps or other derivative liabilities may also require an adjustment to fair value to reflect Ambac Assurance’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities were reduced by $161,623 at September 30, 2011, and $68,772 at December 31, 2010, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

As described further below, certain valuation models require other inputs that are not readily observable in the market. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market.

For derivatives that are less complex and trade in liquid markets or may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate and currency swaps, we utilize vendor-developed models. These models provide the net present value of the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the financial services derivatives, beginning 2008 have increased collateral requirements and triggered termination provisions in certain interest rate and currency swaps. Increased termination activity since the initial rating downgrades of Ambac Assurance has provided additional information about the current replacement and/or exit value of our financial services derivatives, which may not be fully reflected in our vendor-models but has been incorporated into the fair value of these derivatives at September 30, 2011 and December 31, 2010. These fair value adjustments are applied to individual groups of derivatives based on common attributes such as counterparty type and credit condition, term to maturity, derivative type and net present value. Generally, the need for counterparty (or Ambac) CVAs is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments.

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
(Dollars in thousands, except share data)

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 84% of CDS gross par outstanding and 89% of the CDS derivative liability as of September 30, 2011.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as had been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 16% of CDS gross par outstanding and 11% of the CDS derivative liability as of September 30, 2011.

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

The amount of expected loss on a reference obligation is a function of the probability that the obligation will default and severity of loss in the event of default. Ambac’s CDS transactions were all originally underwritten with extremely low expected losses. Both the reference obligation spreads and Ambac’s CDS fees at the inception of these transactions reflect these low expected losses. When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and, therefore, an increase in expected loss. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread (over LIBOR) which would be captured as a CDS fee (“relative change ratio”) at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. For example, if the credit spread of an underlying reference obligation was 80 basis points at the inception of a transaction and Ambac received a 20 basis point fee for issuing a CDS on that obligation, the relative change ratio, which represents the CDS fee to cash market spread Ambac would utilize in its valuation calculation, would be 25%. If the reference obligation spread increased to 100 basis points in the current reporting period, absent any observable changes in financial guarantee CDS market pricing or credit deterioration, Ambac’s current period CDS fee would be computed by multiplying the current reference obligation spread of 100 basis points by the relative change ratio of 25%, resulting in a 25 basis point fee. Thus, the model indicates we would need to receive an additional 5 basis points (25 basis points currently less the 20 basis points contractually received) for issuing a CDS in the current reporting period for this reference obligation. We would then discount the product of the notional amount of the CDS and the 5 basis point hypothetical CDS fee increase, over the weighted average life of the reference obligation to compute the current period mark-to-market loss. Using the same example, if the reference obligation spread increased to 100 basis points and there was credit deterioration as evidenced by an internal rating downgrade which increased the relative change ratio from 25% to 35%, we would estimate a 15 basis point hypothetical CDS fee increase in our model (35% of 100 basis points reference obligation spread, or 35 basis points currently, less the 20 basis points contractually received). Therefore, we would record a higher mark-to-market loss based on the computations described above absent any observable changes in financial guarantee CDS market pricing.

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
(Dollars in thousands, except share data)

an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period. The factors used to increase the relative change ratio are based on rating agency probability of default percentages determined by management to be appropriate for the relevant bond type. That is, the probability of default associated with the respective tenor and internal rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the probability of default (i.e. the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B- during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B- rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100%-60%) + 100% x 60% = 73.2%.

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

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Through March 31, 2010, the Ambac CVA was calculated by adjusting the discount rate used in the CDS present value calculations. Specifically, the discount rate used for the present value calculations described above was LIBOR plus Ambac’s credit spread as observed from quotes of the cost to purchase credit protection on Ambac Assurance. By incorporating the market cost of credit protection on Ambac into the discount rate, the fair value of Ambac’s liability (or the asset from the perspective of the credit protection buyer) will be decreased by an amount that reflects the market’s pricing of the risk that Ambac will not have the ability to pay. The widening of Ambac’s own credit spread cannot result in our recognition of an asset on a CDS contract. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. Late in March 2010, Ambac Assurance credit default swap pricing became unobservable following ISDA’s declaration of an event of default on such contracts. Therefore the Ambac CVA subsequent to March 31, 2010 could not utilize the same market inputs as had been used previously. Since June 30, 2010, the Ambac CVA has been a percentage applied to the estimated CDS liability fair value calculated as described above, but using only LIBOR in the present value calculations. The Ambac CVA was estimated using relevant data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010), updated over time based on changes in quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations, and (beginning March 31, 2011) the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA percentage used in the valuation of CDS liabilities was 75% and 80% as of September 30, 2011 and December 31, 2010, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, or when Ambac has a CDS asset arising from reinsured CDS exposure, those hypothetical future CDS fees are discounted at a rate which does not incorporate Ambac’s own spread but rather incorporates our counterparty’s credit spread (i.e. the discount rate used to value purchased credit derivative protection is LIBOR plus the current credit spread of the protection provider).

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given bond type, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made during 2011 or 2010. Ambac is not transacting CDS business currently and other guarantors have stated they have exited this product. Although relevant new transactions are not occurring in the financial guarantee marketplace, we have entered into negotiated settlements of CDS contracts. These settlements have primarily related to our written CDS on CDO of ABS transactions, all of which were terminated prior to June 30, 2010. Because of the significant differences between the CDO of ABS transactions compared to the other CDS remaining in the portfolio, including the generally lower credit quality, we do not believe the settlements of these transactions provided information that warrants adjustment to the fair value model of CDS.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most readily observable variables since they

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and receivable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $15,281,299 and $18,766,354 at September 30, 2011 and December 31, 2010, respectively.

Credit derivative liabilities at September 30, 2011 and December 31, 2010 had a combined fair value of $215,170 and $221,684, respectively, and related to underlying reference obligations that are classified as either CLOs or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives as of September 30, 2011 and December 31, 2010 is summarized below:

	$00,000,000	$00,000,000
As of September 30, 2011
	CLOs	Other(1)
Notional outstanding	$8,887,675	$4,523,884
Weighted average reference obligation price	92.6	85.4
Weighted average life (WAL) in years	2.5	4.5
Weighted average credit rating	AA-	A+
Weighted average relative change ratio	34.4%	38.1%
CVA percentage	75%	75%
Fair value of derivative liabilities	$(57,418)	$(82,102)

	$00,000,000	$00,000,000
As of December 31, 2010
	CLOs	Other(1)
Notional outstanding	$11,592,697	$4,996,193
Weighted average reference obligation price	91.2	85.2
Weighted average life (WAL) in years	3.4	4.1
Weighted average credit rating	AA-	A+
Weighted average relative change ratio	34.4%	38.0%
CVA percentage	80%	80%
Fair value of derivative liabilities	$(70,467)	$(72,692)

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $1,869,740, WAL of 9.3 years and liability fair value of ($75,650) as of September 30, 2011. Other inputs to the valuation of these transactions at September 30, 2011 include weighted average quotes of 16% of notional, weighted average rating of A+ and Ambac CVA percentage of 75%. As of December 31, 2010, these contracts had a combined notional outstanding of $2,177,464, WAL of 5.0 years and liability fair value of ($78,524). Other inputs to the valuation of these transactions at December 31, 2010 include weighted average quotes of 18% of notional, weighted average rating of A+ and Ambac CVA percentage of 80%.

Call options on long-term debt:

The fair value of Ambac Assurance’s options to repurchase Ambac Assurance surplus notes at a discount to par is estimated based on a combination of internal discounted cash flow analysis and market observations. The discounted cash flow analysis uses multiple discount rate scenarios to determine the present value of the surplus notes assuming exercise and non-exercise of the options, with the difference representing the option value under that scenario. The results are probability weighted to determine the recorded option value.

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

Key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Risk Group. With respect to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written included an Ambac CVA to reflect Ambac’s credit risk. The Ambac CVA was 75% and 80% as of September 30, 2011 and December 31, 2010, respectively. Refer to “Credit Derivatives” above for additional information on the determination of the CVA. Refer to Note 6 for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

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
(Dollars in thousands, except share data)

Variable Interest Entity Assets and Liabilities:

The financial assets and liabilities of VIEs consolidated under ASC Topic 810 consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based on internal discounted cash flow models. VIE debt instruments considered Level 3 include fixed rate, floating rate and zero coupon notes secured by various asset types, primarily European ABS. Information about the valuation inputs for the various VIE debt categories classified as Level 3 is as follows:

European ABS transactions: Fair values were calculated by discounting contractual payments to maturity. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at September 30, 2011 and December 31, 2010 include the following weighted averages:

September 30, 2011

a.	Coupon rate: 4.21%

b.	Maturity: 14.19 years

c.	Yield: 7.09%

December 31, 2010

a.	Coupon rate: 4.21%

b.	Maturity: 17.13 years

c.	Yield: 7.11%

US Commercial ABS transaction: Fair values were calculated as the sum of expected future cash flows sourced from the underlying operating assets plus the fair value of the related Ambac financial guarantee cash flows. Expected cash flows were internally modeled in using probability weighted assumptions about future operating cash flows available to fund the debt service. The discount rates used were based on generic interest rates for generic spreads for similar securities. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that used to discount cash flows sourced from the operating assets and (ii) internal estimates of future loss payments by Ambac adjusted to incorporate Ambac’s own credit risk. Significant inputs for the valuation at September 30, 2011 and include the following weighted averages (there is no comparable Level 3 in this category for December 31, 2010):

September 30, 2011

a.	Coupon rate: 6.98%

b.	Maturity: 25.58 years

c.	Yield: 14.62%

Other classes: Other classes include European Public Finance Initiatives, utilities, transportation and asset lease financing transactions. Fair values were calculated by discounting contractual payments to maturity. The discount rates used were derived from the third party quoted values (Level 2) for comparable notes from the same securitization when available. When no quotes were received on notes in a given structure, rates were derived from generic spreads for similar securities. Significant inputs for the valuation at September 30, 2011 and December 31, 2010 include the following weighted averages:

September 30, 2011

a.	Coupon rate: 7.88%

b.	Maturity: 5.78 years

c.	Yield: 7.71%

December 31, 2010

a.	Coupon rate: 7.73%

b.	Maturity: 6.51 years

c.	Yield: 5.80%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. All VIE derivatives at September 30, 2011 and December 31, 2010 use vendor-developed models and do not use significant unobservable inputs.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 8.6% and 6.3% at September 30, 2011 and December 31, 2010, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

The following tables present the changes in the Level 3 fair value category for the three and nine month periods ended September 30, 2011 and 2010. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Three months ended September 30, 2011	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$183,433	$18,451	$(262,287)	$2,023,513	$14,442,912	$—	$(2,310,972)	$14,095,050
Additions of VIEs for ASC 2009-17	—	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(47)	(1,119)	(297,927)	145,804	126,130	—	166,532	139,373
Included in other comprehensive income	(8,451)	—	—	(62,870)	(389,166)	—	52,650	(407,837)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(2,099)	—	70,241	—	(132,909)	—	12,765	(52,002)
Transfers in Level 3	—	—	—	—	—	—	(192,773)	(192,773)
Transfers out of Level 3	(75,483)	—	—	—	—	—	116,237	40,754
Deconsolidation of VIEs	—	—	—	—	—	—	—	—

Balance, end of period	$97,353	$17,332	$(489,973)	$2,106,447	$14,046,967	$—	$(2,155,561)	$13,622,565

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,119)	$(275,099)	$145,830	$126,156	$—	$166,532	$162,300

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

				VIE Assets and Liabilities
Nine months ended September 30, 2011	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$199,172	$17,909	$(195,934)	$1,904,361	$15,800,918	$4,511	$(1,856,366)	$15,874,571
Additions of VIEs for ASC 2009-17	—	—	—	—	—	—	(350,624)	(350,624)
Total gains/(losses) realized and unrealized:
Included in earnings	(3,419)	(577)	(328,205)	210,393	481,446	(4,511)	63,605	418,732
Included in other comprehensive income	(541)	—	—	(8,307)	51,354	—	(41)	42,465
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(16,600)	—	—	—	—	—	—	(16,600)
Settlements	(5,776)	—	34,166	—	(391,784)	—	40,113	(323,281)
Transfers in Level 3	—	—	—	—	—	—	(448,913)	(448,913)
Transfers out of Level 3	(75,483)	—	—	—	—	—	396,665	321,182
Deconsolidation of VIEs	—	—	—	—	(1,894,967)	—	—	(1,894,967)

Balance, end of period	$97,353	$17,332	$(489,973)	$2,106,447	$14,046,967	$—	$(2,155,561)	$13,622,565

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(577)	$(323,400)	$210,393	$480,391	$(4,511)	$63,605	$425,901

Level- 3 financial assets and liabilities accounted for at fair value

Three months ended September 30, 2010
				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$179,690	$20,511	$(274,687)	$1,801,557	$15,992,650	$4,546	$(4,231,330)	$13,492,937
Additions of VIEs for ASC 2009-17	—	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(47)	(1,753)	(65,509)	43,859	517,243	(184)	153,425	647,034
Included in other comprehensive income	1,168	—	—	94,076	768,009	—	(208,398)	654,855
Purchases, issuances and settlements	(702)	—	20,441	—	(150,711)	—	47,703	(83,269)
Transfers in Level 3	15,177	—	—	—	—	—	—	15,177
Transfers out of Level 3	—	—	—	—	—	—	2,190,370	2,190,370
Deconsolidation of VIEs	—	—	—	—	(119,543)	—	—	(119,543)

Balance, end of period	$195,286	$18,758	$(319,755)	$1,939,492	$17,007,648	$4,362	$(2,048,230)	$16,797,561

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Nine Months ended September 30, 2010
Balance, beginning of period	$189,600	$18,843	$(2,998,447)	$160,518	$2,428,352	$—	$(388,003)	$(589,137)
Additions of VIEs for ASC 2009-17	—	—	—	3,817,065	17,275,234	(153,369)	(6,699,121)	14,239,809
Total gains/(losses) realized and unrealized:
Included in earnings	(192)	(85)	(106,287)	788,139	1,725,291	(802)	(1,403,129)	1,002,935
Included in other comprehensive income	(6,668)	—	—	7,308	(347,291)	—	9,264	(337,387)
Purchases, issuances and settlements	(2,631)	—	2,903,086	—	(726,817)	—	72,538	2,246,176
Transfers in Level 3	15,177	—	(118,107)	—	—	—	(588,083)	(691,013)
Transfers out of Level 3	—	—	—	—	—	—	2,757,245	2,757,245
Deconsolidation of VIEs	—	—	—	(2,833,538)	(3,347,121)	158,533	4,191,059	(1,831,067)

Balance, end of period	$195,286	$18,758	$(319,755)	$1,939,492	$17,007,648	$4,362	$(2,048,230)	$16,797,561

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs. This information is provided for the three and nine months ended September 30, 2011 as required by amendments to ASC Topic 820 effective January 1, 2011.

Level 3 – Investments by class

	$00,000	$00,000	$00,000	$00,000	$00,000
Three months ended September 30, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$14,713	$159,768	$7,968	$984	$183,433
Total gains/(losses) realized and unrealized:
Included in earnings	(2)	—	(45)	—	(47)
Included in other comprehensive income	52	(8,719)	226	(10)	(8,451)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,099)	—	—	—	(2,099)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	(75,483)	—	—	(75,483)
Deconsolidation of VIEs	—	—	—	—	—

Balance, end of period	$12,664	$75,566	$8,149	$974	$97,353

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

	$00,000	$00,000	$00,000	$00,000	$00,000
Nine months ended September 30, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$30,433	$159,473	$8,069	$1,197	$199,172
Total gains/(losses) realized and unrealized:
Included in earnings	(3,284)	—	(132)	(3)	(3,419)
Included in other comprehensive income	6,185	(6,931)	212	(7)	(541)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(16,600)	—	—	—	(16,600)
Settlements	(4,070)	(1,493)	—	(213)	(5,776)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	(75,483)	—	—	(75,483)
Deconsolidation of VIEs	—	—	—	—	—

Balance, end of period	$12,664	$75,566	$8,149	$974	$97,353

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Three months ended September 30, 2011	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(67,210)	$(215,847)	$20,770	$(262,287)
Additions of VIEs for ASC 2009-17
Total gains/(losses) realized and unrealized:
Included in earnings	(295,523)	4,506	(6,910)	(297,927)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	74,070	(3,829)	—	70,241
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(288,663)	$(215,170)	$13,860	$(489,973)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(257,764)	$(10,425)	$(6,910)	$(275,099)

Nine months ended September 30, 2011	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$25,750	$(221,684)	$—	$(195,934)
Additions of VIEs for ASC 2009-17
Total gains/(losses) realized and unrealized:
Included in earnings	(361,955)	19,890	13,860	(328,205)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	47,542	(13,376)	—	34,166
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(288,663)	$(215,170)	$13,860	$(489,973)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(327,371)	$(9,889)	$13,860	$(323,400)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of September 30, 2011 and December 31, 2010. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. During 2010, transfers of derivatives to Level 3 related to the inclusion of fair value adjustments to reflect estimated replacement or exit costs, as described under “Derivative Instruments” above, which are not reflected in the net present value of the projected contractual cash flows. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers in or out of Level 1 for the periods presented. All Level 1, 2, and 3 transfers are recognized at the beginning of each accounting period.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the three and nine months ended September 30, 2011 and 2010 are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest Rate Swaps)	Income (loss) on variable interest entities	Other income (loss)
Three Months ended September 30, 2011

Total gains or losses included in earnings for the period	$(47)	$3,829	$676	$(295,523)	$438,466	$(8,029)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(10,425)	(257,764)	438,518	(8,029)

Nine Months ended September 30, 2011

Total gains or losses included in earnings for the period	$(3,419)	$13,376	$6,513	$(361,955)	$750,933	$13,283
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(9,889)	(327,371)	749,878	13,283

Three Months ended September 30, 2010

Total gains or losses included in earnings for the period	$(47)	$4,862	$4,550	$(74,921)	$714,343	$(1,753)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	7,363	(74,004)	714,854	(1,753)

Nine Months ended September 30, 2010

Total gains or losses included in earnings for the period	$(192)	$(2,762,509)	$2,806,963	$(150,741)	$1,109,499	$(85)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(465,609)	(151,207)	1,547,838	(85)

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Assets Measured at Fair Value on a Nonrecurring Basis:

In accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other, and as further described in Note 4, certain intangible assets of one of the company’s consolidated VIEs were written-down to fair value of $254,163 as of September 30, 2011, resulting in an impairment charge of $58,309 which was included in Financial Guarantee: Income (loss) on variable interest entities. This fair value measurement required significant unobservable inputs resulting in a classification of the measurement as Level 3 under the fair value hierarchy. Similar to the fair value measurement of VIE financial assets described above, the fair value of this VIE’s intangible assets were derived from the fair value of the entity’s notes adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a rate of 14.6% at the impairment date of September 30, 2011. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA as described above.

(12) Commitments and Contingencies

Ambac Financial Group, Inc. (defined herein as “Ambac” or “Ambac Financial Group”) and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against Ambac and certain of its present or former directors and officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York (the “District Court”) that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants Ambac, the underwriters for the three offerings, Ambac’s independent Certified Public Accountants and certain present and former directors and officers of Ambac. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, Ambac and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of Ambac’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On April 15, 2010, the Court ordered a Discovery Plan and Proposed Pretrial Schedule, pursuant to which discovery was scheduled to commence on May 10, 2010, with dispositive motions due by December 2, 2011. On December 9, 2010, Ambac and the present or former officers or directors who are defendants in these actions entered into a memorandum of understanding with Plaintiffs with respect to settlement and, as discussed in more detail below, on May 4, 2011, Ambac and the present or former officers or directors who are defendants in these actions entered in a stipulation of settlement to settle the claims asserted in these actions. As also discussed in more detail below, on September 13, 2011, the Bankruptcy Court entered an order approving the stipulation of settlement and Ambac’s entry into the stipulation of settlement and performance of all of its obligations thereunder, and on September 28, 2011, the District Court entered a judgment approving the settlement. As noted below, an objector to the settlement has filed a notice of appeal from the Bankruptcy Court’s order and a notice of appeal from the District Court’s judgment.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, one former officer and director and one former officer, Case No. 08 CV 11241 (such action, together with the consolidated actions referred to above, the “Securities Class Actions”). An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, Ambac and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. The additional briefing was completed on March 5, 2010, and oral argument on the motion to dismiss was heard on August 4, 2010. On December 9, 2010, Ambac and the former officer and director and the former officer who are defendants in this action entered into a memorandum of understanding with Plaintiffs with respect to settlement and, as discussed in more detail below, on May 4, 2011, Ambac and the former officer and director and the former officer who are defendants in this action entered into a stipulation of settlement to settle the claims asserted in this action. As also discussed in more detail below, on September 13, 2011, the Bankruptcy Court entered an order approving the stipulation of settlement and Ambac’s entry into the stipulation of settlement and performance of all of its obligations thereunder, and on September 28, 2011, the District Court entered a judgment approving the settlement. As noted below, an objector to the settlement has filed a notice of appeal from the Bankruptcy Court order and a notice of appeal from the District Court’s judgment.

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of Ambac, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits (the “Derivative Actions”) include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, Ambac and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; on June 2, 2009 defendants moved to dismiss the amended complaint; on November 22, 2010, the Court dismissed the consolidated derivative action without prejudice to its renewal when and if the automatic stay provided by the Bankruptcy Code is lifted; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action subsequently moved to intervene in the Southern District of New York derivative action and on May 12, 2009, the motion to intervene was denied; on August 15, 2011, the Delaware Court of Chancery modified the stay to permit the defendants to move for dismissal pursuant to the Bankruptcy Court 9019 Order approving the settlement (discussed further below); on September 27, 2011, defendants moved to dismiss; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on January 5, 2010, the New York Supreme Court granted defendants motion to stay the New York Supreme Court action in favor of the Southern District of New York Consolidated Derivative Action; one of the actions consolidated in the New York Supreme Court actions is currently listed on the Court’s docket as dismissed, the other action remains listed as stayed.

Pursuant to the terms of a memorandum of understanding entered into on December 9, 2010, on May 4, 2011, Ambac and all of its present or former officers or directors who are defendants in the Securities Class Actions or the Derivative Actions, entered into a stipulation of settlement (the “Stipulation”) with the lead plaintiffs in In re Ambac Financial Group, Inc. Securities Litigation and the named plaintiffs in Tolin v. Ambac Financial Group, Inc. for settlement of both of the Securities Class Actions. The Stipulation provides that the claims of the putative plaintiff classes, among other claims, will be settled for a cash payment of $27,100. Certain of the insurance carriers who provided directors and officers’ liability coverage to Ambac’s present and former officers and directors for the period July 2007-July 2009 have agreed to pay $24,600 of the settlement, pursuant to a separate agreement entered into between Ambac, the present or former officers or directors who are defendants in the Securities Class Actions or the Derivative Actions, and those insurance carriers. Ambac has agreed to pay $2,500 of the settlement and previously deposited that amount into an escrow account (classified as Restricted Cash on the Consolidated Balance Sheet since these amounts are held in escrow). Lead and named plaintiffs in the

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Securities Class Actions, on behalf of themselves and all other members of the settlement class, have agreed to releases of claims against, among others, Ambac and the present or former officers or directors who are parties to the Stipulation. The settlement provided for in the Stipulation is subject to various conditions, including, among others, approval by the United States District Court for the Southern District of New York and approval by the bankruptcy court of Ambac’s entry into the settlement and of certain releases and bar orders that would release and bar claims (among others) by or on behalf of Ambac, including by any shareholder or creditor of Ambac purportedly acting derivatively on behalf of Ambac, against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted in any of the Securities Actions or any of the Derivative Actions. The Stipulation further provides that nothing in the Stipulation shall be deemed an admission by any defendant of any fault, liability, or wrongdoing. The above description of terms of the Stipulation is qualified in its entirety by reference to the text of the Stipulation, which was filed in In re Ambac Financial Group, Inc. Securities Litigation on May 6, 2011. On May 19, 2011, the Bankruptcy Court entered an order lifting the automatic stay pursuant to section 362 of the Bankruptcy Code to permit inter alia the settling parties to seek preliminary approval of the settlement in the District Court. On June 14, 2011, the District Court entered an order preliminarily approving the settlement. On July 19, 2011, the Bankruptcy Court granted the Debtor’s motion pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019 approving the Stipulation and related agreements and the Debtor’s entry into the Stipulation and related agreements and performance of all of its obligations thereunder. The Bankruptcy Court’s order also approved certain releases and bars that will, upon the effective date of the settlement, release and bar claims (among others) by or on behalf of Ambac, including by any shareholder or creditor of Ambac purportedly acting derivatively on behalf of Ambac, against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted in any of the Securities Actions or any of the Derivative Actions. On July 25, 2011, the Debtor sought by Notice of Presentment to enter an amended order pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019. Certain objections were filed on behalf of putative shareholders who are or were plaintiffs in the derivative actions in the Delaware Court of Chancery or the Southern District of New York. Hearings on the proposed amended order were held before the Bankruptcy Court on August 10, 2011 and September 8 and 9, 2011. On September 13, 2011, the Bankruptcy Court entered the amended order pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019, approving the Stipulation and related agreements and the Debtor’s entry into the Stipulation and related agreements and performance of all of its obligations thereunder. On September 23, 2011, the Bankruptcy Court issued an opinion explaining its reasons for entering the amended order and its reasons for overruling the objections filed on behalf of putative shareholders who are or were plaintiffs in the derivative actions in the Delaware Court of Chancery or the Southern District of New York. On September 26, 2011, counsel for a putative shareholder who is a plaintiff in the derivative action in the Delaware Court of Chancery filed a notice of appeal from the Bankruptcy Court’s amended order. On September 28, 2011, the District Court held a settlement hearing to consider the proposed settlement. Counsel for the same putative shareholder who had objected in the Bankruptcy Court also appeared in the District Court and objected to the proposed settlement. The District Court overruled the objection, and on September 28, 2011 entered a judgment approving the class action settlement with Ambac and the individual defendants. On October 28, 2011, counsel for the same putative shareholder filed a notice of appeal from the District Court’s judgment.

On December 14, 2009, a purchaser of Ambac’s DISCS filed an individual action entitled Judy Ehrenreich v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws, in the United States District Court for the Southern District of New York, against Ambac and one former officer, Case No. 09 CV 10173. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s plans to meet certain investment agreement collateral requirements as well as materially false and misleading statements regarding Ambac’s valuation of certain of its investment securities. On March 9, 2010, Ambac and the former officer moved to dismiss. On November 10, 2010, Ambac filed a “Notice of Bankruptcy” in the action, advising the Court of its position that in light of Ambac’s filing for bankruptcy, as of November 8, 2010, any new or further action against Ambac is stayed pursuant to section 362 of the Bankruptcy Code. On March 28, 2011, the Court entered an order staying the action. On August 30, 2011, Judy Ehrenreich filed a request to be excluded from the class action settlement discussed above, and Ms. Ehrenreich appears on the schedule of persons who requested exclusion that is attached as Exhibit A to the District Court’s judgment approving the class action settlement with Ambac and the individual defendants.

Karthikeyan V. Veera v. Ambac Financial Group, Inc., et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010, and amended on September 7, 2010). Plaintiff, a former employee and participant in Ambac’s Savings Incentive Plan (the “Plan”), asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Plan Administrative Committee, the Plan Investment Committee, the Compensation Committee of the Board of Directors of Ambac, and a number of current and former officers and directors of Ambac. This action is purportedly brought on behalf of all persons, excluding defendants and their immediate families, who were participants in the Plan from October 1, 2006 through July 2, 2008 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding Ambac’s financial condition. This ERISA action seeks, among other things, compensatory damages, a constructive trust for amounts by which the fiduciaries allegedly benefited as a result of their breaches, and attorneys’ fees. On October 20, 2010, all of the defendants named in the amended complaint moved to dismiss all of the claims in the amended complaint. In an Opinion and Order issued January 6, 2011, the Court denied the motion to dismiss, but held that the defendants had no “affirmative duty under ERISA to disclose information about the company’s financial condition to plan participants.” On January 18, 2011, Ambac filed an adversary complaint in the Bankruptcy Court against Plaintiff, seeking declaratory relief to confirm the applicability of the automatic stay under Bankruptcy Code section 362(a) to plaintiff’s claims or, alternatively, for injunctive relief under section 105(a) of the Bankruptcy Code to preclude plaintiff from prosecuting his claims pending the effective date of a chapter 11 plan or further order of the Bankruptcy Court. On February 11, 2011, Ambac filed a motion in the adversary proceeding for summary judgment declaring that the protections of the automatic stay apply or should be extended to the claims in the ERISA action and for injunctive relief. Following a hearing on Ambac’s motion on March 4, 2011, the Bankruptcy Court entered an order granting Ambac’s motion, holding that the automatic stay applied to the ERISA action, but also granted Plaintiff relief from the stay to pursue limited discovery during the extended exclusivity period in Ambac’s Chapter 11 case. On July 15, 2011, plaintiff filed a motion for additional relief from the automatic stay. The Bankruptcy Court denied plaintiff’s motion on July 20, 2011 ordering that the automatic stay shall continue to apply to the ERISA action but granting plaintiff limited relief from the automatic stay in order to permit plaintiff to participate in mediation, which occurred in September 2011. The parties were unable to reach a settlement in September and there is currently no date scheduled for the mediation to continue.

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011) (“Olympic Club Complaint”). The Contra Costa Complaint is brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements which failed to disclose the extent of the insurers’ respective exposures to mortgage-backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking the dismissal of each of these complaints on September 17, 2010. The Superior Court of California sustained the demurrer in part, dismissing the causes of actions for breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation and unjust enrichment with prejudice and dismissing the claim for fraud without prejudice, allowing the Plaintiffs an opportunity to amend their complaints for that cause of action. The demurrers were otherwise overruled. Amended complaints were filed on August 23, 2011. (Further technical amendments to the Contra Costa Complaint and the Olympic Club Complaint were filed on October 21, 2011 to correct a non-substantive error.) Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. (The October 20, 2011 denial applies to the Contra Costa Complaint and the Olympic Club Complaint, both of which were given a technical filing date of October 21, 2011).

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

City of Phoenix v. Ambac Assurance Corporation et al. (United States District Court, District of Arizona, filed on or about March 11, 2010). This action is brought by the City of Phoenix against Ambac Assurance and other financial guarantee insurance companies. The complaint alleges that the defendants sought to perpetuate the Rating Agencies’ “dual rating system”, and that the perpetuation of the “dual rating system” enabled the defendants to unfairly discriminate against the City of Phoenix in the pricing of bond insurance premiums. Pursuant to the Court’s Scheduling Order, fact discovery is scheduled to be completed by February 15, 2012, followed by expert discovery, which is to be completed by June 15, 2012. Dispositive motions are due by August 17, 2012.

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

Gunn v. Ambac Assurance Corporation et al. (United States District Court, Southern District of New York, filed on or about July 26, 2011). This action is brought by pro se plaintiff La Mar Gunn against Ambac Assurance and EQCC Home Equity Loan Trust 1998-2 and EQCC Home Equity Loan Trust 1998-3. Plaintiff attempts to challenge the validity of a foreclosure judgment rendered in Delaware state court by alleging that the defendants engaged in acts constituting fraud, malicious prosecution, civil conspiracy, and racketeering. Ambac believes the claims against it are without merit and intends to vigorously defend the case.

Ambac Assurance has periodically received various regulatory inquiries and requests for information with respect to investigations and inquiries that such regulators are conducting. Ambac Assurance has complied with all such inquiries and requests for information.

On March 24, 2010, Ambac Assurance established a segregated account (the “Segregated Account”) and allocated to the Segregated Account certain financial guaranty insurance policies and other contingent liabilities, certain claims and other rights and certain equity interests in subsidiaries. An insurance rehabilitation proceeding was commenced with respect to the Segregated Account in the Wisconsin Circuit Court for Dane County (the “Rehabilitation Court”) on March 24, 2010 by the Commissioner of Insurance of the State of Wisconsin (the “Commissioner”) and the Rehabilitation Court entered an order of rehabilitation for the Segregated Account, appointing the Commissioner as Rehabilitator, and entered orders enjoining certain actions that could have an adverse effect on the financial position of the Segregated Account.

Various third parties have filed motions or objections in the Rehabilitation Court and/or moved to intervene in the rehabilitation proceedings. On January 24, 2011, the Rehabilitation Court issued its Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation, with Findings of Fact and Conclusions of Law (the “Confirmation Order”). Notices of appeal from the Confirmation Order were filed by various parties, including policyholders and the United States Internal Revenue Service. Such appeals are pending.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. In 2010, the Internal Revenue Service opened an examination into certain issues related to Ambac Assurance’s tax accounting methods with respect to such CDS contracts and Ambac Assurance’s related characterization of such losses as ordinary losses. As discussed above, Ambac Assurance believes these contracts are properly characterized as notional principal contracts. However, on May 4, 2011, as a result of its examination, the IRS issued to Ambac Notices of Proposed Adjustment asserting that these contracts should be characterized as capital assets or as generating capital losses. On June 3, 2011, Ambac notified the IRS that it disagreed with the proposed adjustments. On May 4, 2011 the IRS filed a proof of claim in the Bankruptcy Court in the amount of $807,244 relating to the tax treatment of the CDS contracts (the “IRS Claim”). Ambac filed its opposition to the proof of claim on June 14, 2011. The IRS has until December 6, 2011 to file a response to Ambac’s opposition to the IRS Claim. If the IRS is successful in its claim, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes up to an estimated amount of $807,244. On November 9, 2010, Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds, which resulted from the losses on the CDS portfolio. On the same date, Ambac and the IRS agreed to a stipulation on the record that provides that the IRS would give notice at least 5 business days prior to taking any action against Ambac’s nondebtor subsidiaries in the consolidated tax group that would violate the State Court Injunction, whether or not in effect. The stipulation permits the status quo to be maintained from November 9, 2010 until a hearing on the preliminary injunction under Bankruptcy Code section 105(a) barring assessment and collection of the 2003 through 2008 tax refunds by the IRS against Ambac’s nondebtor subsidiaries in the consolidated tax group. On January 14, 2011, the IRS filed its Answer and opposition to Ambac’s Motion for Temporary Restraining Order and Preliminary Injunction. As of this date, no hearing on such Motion has been scheduled. On January 13, 2011, the IRS filed a motion in the United States District Court for the Southern District of New York (“USDC SDNY”) to withdraw the adversary proceeding from the Bankruptcy Court to the USDC SDNY. Ambac has opposed such motion and no hearing on the motion has been scheduled. On February 1, 2011, Ambac filed a motion with the Bankruptcy Court for Pretrial Conference and for Authorization to Implement Alternative Dispute Resolution Procedures. The Bankruptcy Court on March 2, 2011 ordered the process of non-binding mediation to begin on or about May 1, 2011. Mediation was held in New York on July 6, 7 and 8, 2011. Mediation continued in New York on September 8 and 9, and October 18 and 20, 2011. The Bankruptcy Court also approved a scheduling order which, pursuant to further stipulation of the parties, requires all discovery in the adversary proceeding to be completed by November 2, 2011; dispositive motions to be filed by November 4, 2011, and trial to be scheduled, thereafter, pursuant to further order of the Court. On October 12, 2011, Ambac filed a motion for an order (a) determining that the IRS Claim shall be estimated pursuant to Bankruptcy Code section 502(c), and (b) setting procedures and a hearing date for such estimation inclusive of the determination pursuant to Bankruptcy Code section 505(a) of, among other things, (i) the appropriate method to account for Ambac’s losses on its post-2004 CDS contracts and (ii) whether an ownership change, within the meaning of section 382 of the Internal Revenue Code, with respect to Ambac Assurance or a deconsolidation event occurred during the 2010 taxable year as a result of the Bank Settlement or for any other reason [Docket No. 362] (the “IRS Claim Estimation Motion”). The IRS Claim Estimation Motion is scheduled for hearing on December 13, 2011. If the IRS Claim Estimation Motion is granted, a hearing on estimation and determination of tax issues will be held on January 19, 2012, or as soon thereafter as the Bankruptcy Court can hear the matter.

The IRS has also sought to assert legal rights against Ambac Assurance, as joint and several obligor in respect of any assessment for federal income taxes against the consolidated Ambac tax group. On December 8, 2010, the IRS removed the Wisconsin rehabilitation proceeding involving the Segregated Account to the United States District Court for the Western District of Wisconsin (the “District Court”). On December 17, 2010, the IRS filed a motion in the District Court to dissolve the supplemental injunction that had been entered by the Rehabilitation Court on November 8, 2010 to prevent certain actions by the IRS that could have an adverse effect on the financial position of the Segregated Account. The Commissioner moved to remand the proceeding back to the Rehabilitation Court, and on January 14, 2011, that motion was granted by the District Court, which found that it lacked subject matter jurisdiction. The IRS has appealed this decision to the United States Court of Appeals for the Seventh Circuit. On February 9, 2011, the IRS filed a complaint and a motion for a preliminary injunction in the District Court seeking, inter alia, to enjoin enforcement of the injunction issued by the Rehabilitation Court and the Confirmation Order against the IRS. The District Court dismissed the suit for lack of subject matter jurisdiction on February 18, 2011, and the IRS filed a notice of appeal on February 22, 2011. On August 22, 2011 the Seventh Circuit granted a motion by the IRS to consolidate the two appeals. Briefing on the consolidated appeal will conclude on December 12, 2011.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share data)

On October 26, 2011, Ambac and the United States Attorney’s Office for the Southern District of New York reported to the Bankruptcy Court that substantial progress has been made toward achieving a framework for settlement of the IRS Dispute and that the parties hoped that a framework for settlement would be agreed to and that the United States Attorney’s Office would be in a position to recommend the settlement for approval to the IRS and the Department of Justice, Tax Division at the time the parties next report to the Bankruptcy Court, which is currently scheduled to be on December 13, 2011. Any approved settlement would also be subject to review by the Joint Committee on Taxation. As a result of the progress made toward a settlement framework, remaining discovery in the case was put on hold pending the parties’ next report to the Bankruptcy Court.

Although no settlement has been reached on all of the issues in the IRS Dispute, Ambac intends to submit to the Department of Justice a proposal to settle this dispute which includes the following terms that Ambac believes will be acceptable to the United States: (i) a payment by Ambac Assurance of approximately $100,000, as permitted by the Mediation Agreement dated September 21, 2011, and a payment by Ambac of approximately $1,900, in connection with the IRS’s claim for the recovery of certain federal tax refunds that were received prior to November 7, 2010 by Ambac and (ii) a $1,000,000 reduction of the NOL of the Ambac Consolidated Group. Ambac will continue to negotiate the terms of a final settlement with the IRS. The terms of any final settlement would require the approval of OCI, the IRS, the Department of Justice, Tax Division, the Joint Committee on Taxation, the Bankruptcy Court, the Rehabilitation Court and the boards of directors of both Ambac and Ambac Assurance. There can be no assurance that the IRS Dispute will be settled on the terms described above, if at all, or as to the timing of any such settlement.

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

In connection with Ambac’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed the following lawsuits:

•

Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed February 17, 2011). This case is the continuation of a case that was originally filed on November 5, 2008 in the U.S. District Court for the Southern District of New York but that was dismissed from federal court after Ambac Assurance was granted leave to amend its complaint to add certain new claims (but not others) and a new party, which deprived the federal court of jurisdiction over the litigation. After the decision by the federal judge, dated February 8, 2011, Ambac Assurance re-filed the suit in New York state court on February 17, 2011. On July 18, 2011, Ambac Assurance filed a First Amended Complaint in its state-court litigation. In its state-court action, Ambac Assurance asserts claims for breach of contract, indemnification and reimbursement against EMC, as well as claims of fraudulent conduct by EMC and J. P. Morgan Securities Inc. In its First Amended Complaint, Ambac Assurance asserts an additional claim for breach of contract against EMC and a claim for successor liability against a new defendant, JP Morgan Chase Bank, N.A. The Defendants filed their answer to the First Amended Complaint on August 30, 2011, and the parties are currently engaged in discovery.

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
(Dollars in thousands, except share data)

2010, the defendants moved to dismiss the complaint. Ambac Assurance opposed the motion and the Court held oral argument on October 12, 2010. In a decision dated April 7, 2011, the Court granted the defendants’ motion in part dismissing only Ambac Assurance’s cause of action for fraudulent inducement and striking Ambac Assurance’s claim for consequential damages and jury demand. The Court otherwise denied the defendants’ motion. On April 25, 2011, Ambac Assurance filed a notice of appeal of that decision and on May 6, 2011, the defendants filed a notice of cross-appeal. On May 9, 2011, Ambac Assurance filed a motion for leave to reargue the Court’s April 7 decision. Supplemental briefing on the motion to reargue was completed on August 29, 2011. In a decision dated October 7, 2011, the Court granted the motion to reargue and reinstated Ambac Assurance’s cause of action for fraudulent inducement.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). Ambac Assurance filed an Amended Complaint on September 8, 2011. Ambac Assurance has alleged breach of contract, fraudulent inducement, indemnification and reimbursement, breach of representations and warranties and has requested the repurchase of loans that breach representations and warranties as required under the contracts as well as damages and has asserted a successor liability claim against Bank of America. Discovery is ongoing.

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
(Dollars in thousands, except share data)

the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The option in current Generally Accepted Accounting Principles that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. Entities will continue to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011. Ambac will adopt ASU 2011-05 on January 1, 2012. Since this ASU requires modified presentation on other comprehensive income only, adoption of this ASU will not have a material effect on Ambac’s financial statements.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac Financial Group, Inc. (“Ambac” or the “Company”) management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) a plan of reorganization under Chapter 11 will not be confirmed or confirmation will be delayed; (2) a plan of reorganization will not be consummated; (3) if Ambac is not successful in confirming a plan of reorganization under Chapter 11, it is likely it would have to liquidate pursuant to Chapter 7; (4) the impact of the bankruptcy proceeding on the holders of Ambac securities; (5) the unlikely ability of Ambac Assurance Corporation (“Ambac Assurance”) to pay dividends to Ambac in the near term; (6) adverse events arising from the Segregated Account Rehabilitation Proceedings, including the injunctions issued by the Wisconsin rehabilitation court to enjoin certain adverse actions related to the Segregated Account being successfully challenged as not enforceable; (7) litigation arising from the Segregated Account Rehabilitation Proceedings; (8) decisions made by the Rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders; (9) potential of a full rehabilitation proceeding against Ambac Assurance or material changes to the Segregated Account Rehabilitation Plan, with resulting adverse impacts; (10) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries included in our reserves; (11) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (12) risks relating to determination of amount of impairments taken on investments; (13) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (14) market spreads and pricing on insured collateralized loan obligations (“CLOs”) and other derivative products insured or issued by Ambac; (15) Ambac’s financial position and the Segregated Account Rehabilitation Proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (16) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (17) credit risk throughout our business, including credit risk related to residential mortgage-backed securities, CLOs, public finance obligations and single exposures to reinsurers; (18) disputes with reinsurers regarding amounts owed us under our reinsurance agreements; (19) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (20) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (21) factors that may influence the amount of installment premiums paid to Ambac, including the continuation of the payment moratorium with respect to claims payments as a result of Segregated Account Rehabilitation Proceedings; (22) changes in prevailing interest rates; (23) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance, to the portion of our credit enhancement business which is executed in credit derivative form; (24) changes in accounting principles or practices that may impact Ambac’s reported financial results; (25) legislative and regulatory developments; (26) operational risks, including with respect to internal processes, risk models, systems and employees; (27) changes in tax laws, tax disputes and other tax-related risks; (28) other factors described in the Risk Factors section in Part I, Item 1A of Ambac’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (29) other risks and uncertainties that have not been identified at this time.

Overview

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose affiliates provided financial guarantees and financial services to clients in both the public and private sectors around the world. Ambac filed a

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). The Company, as debtor and debtor-in-possession, filed a Plan of Reorganization on July 6, 2011, a First Amended Plan of Reorganization on September 21, 2011, and a Second Amended Plan of Reorganization on September 30, 2011 (such Second Amended Plan of Reorganization, as it may be further amended, the “Reorganization Plan”). The Reorganization Plan also reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance, the Segregated Account and OCI (as regulator of Ambac Assurance and as Rehabilitator of the Segregated Account) related to (i) the NOLs of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member (the “Ambac Consolidated Group”), (ii) certain tax refunds received in respect thereof (the “Tax Refunds”) and (iii) the sharing of expenses between the Company and Ambac Assurance. The terms of the Amended Plan Settlement are memorialized in that certain Mediation Agreement dated September 21, 2011 (the “Mediation Agreement”) among such parties. Refer to Note 1 to the Unaudited Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for further discussion of the Amended Plan Settlement and Disclosure Statement.

The Company will continue to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

Ambac provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded by the independent rating agencies during 2008, 2009 and 2010. As a result of these rating agency actions, as well as investor concern with respect to Ambac Assurance’s financial condition, we have not written new business since mid-2008. As such, Ambac Assurance’s principal business consists of mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, litigation to recover losses or mitigate future losses, commutations of policies and repurchases of surplus notes) and maximizing the return on its investment portfolio. On April 7, 2011, at Ambac Assurance’s request, Moody’s Investors Service, Inc. (“Moody’s”) withdrew its ratings of Ambac Assurance and each of its affiliates. As a result, as of April 7, 2011, Ambac Assurance is no longer rated by any of the independent rating agencies. Refer to Note 1 to the Unaudited Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for discussion of the establishment of Segregated Account of Ambac Assurance Corporation and the subsequent rehabilitation proceedings of the Segregated Account by the OCI.

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

The population of credits evaluated in Ambac’s loss reserve process are (i) all adversely classified credits and (ii) non-adversely classified credits which have been downgraded since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and were established and approved by Ambac’s senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, the loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity.

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

utilization of internal or external models to project net claim payment estimates. We have utilized such tools for residential mortgage-backed and student loan exposures. In general, these tools use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates that in turn determine projected future net claim payments. In this approach, a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net claim payment scenarios and applying an appropriate discount factor. In a limited number of policies, primarily student loans, we will assign a probability to the issuer’s ability to refinance an insured issue and/or Ambac’s ability to commute the insurance policy, as more thoroughly described in the STUDENT LOANS section below. A loss reserve is recorded for the excess, if any, of estimated expected losses (net cash outflows) using either of these two approaches, over UPR. For certain policies, estimated potential recoveries exceed estimated future claim payments because all or a portion of such recoveries relate to claims previously paid. The expected net cash inflows for these policies are recorded as a subrogation recoverable asset.

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

As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. The performance and loss reserves for many transactions (such as many public finance exposures) derive from the issuer’s obligation to pay. The performance and reserves of other transactions such as most structured finance exposures including RMBS have no direct issuer support and therefore derive from the default activity and loss given default of collateral supporting the transactions. Many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Reinsurance recoveries do not have a significant effect on loss reserve volatility because Ambac has little exposure ceded to reinsurers and has received collateral from the majority of its reinsurers.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to three bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, including as a result of the current credit market crisis, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The three bond types are residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”) and student loan securities. These three bond types represent 85% of our ever-to-date insurance claims presented with RMBS comprising 83% of our ever-to-date claims payments.

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) on credits at September 30, 2011:

($ in millions)	Number of policies	Gross par outstanding	Gross loss reserves(2)
RMBS	187	$18,002	$3,689
Student Loans	88	9,122	1,076
All other credits	93	4,919	773
Loss adjustment expenses	—	—	94

Totals	368	$32,043	$5,632	(1)

(1)	Loss reserves of $5,632 are included in the balance sheet in the following line items: Loss and loss expense reserve—$6,359; Subrogation recoverable—$714; and Other assets—$13.
(2)	Ceded Par Outstanding and ceded loss reserves are $2,928 and $146, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies its insured first-lien RMBS exposure principally into two broad credit risk classes: Alt-A (including mid-prime, interest only, and negative amortization) and sub-prime. Alt-A loans were typically made to borrowers who had stronger credit profiles, while sub-prime loans were typically made to borrowers with weaker credit profiles. Compared with Alt-A loans, sub-prime loans typically had higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The Alt-A category includes:

•

Loans with specific payment features that afforded borrowers the option to have lower payments in the early years with resets after several years. For example, so-called interest only loans have monthly payments comprised of interest but no principal. So called negative amortization loans permit borrowers to defer interest and principal in the early years and then make higher payments in the period after the reset. Both types may also have lower interest rates in the early years. Future increases in monthly payments, commonly called payment shock, raise the probability of delinquencies and defaults given the decline in house prices over the past few years.

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

Methodology for Projecting Losses in our RMBS Portfolio

Prior to January 1, 2011, we utilized an internal roll-rate model to project losses for our second-lien transactions and a licensed third-party multi-scenario stochastic (Monte Carlo) cash flow model (“stochastic model”) to project losses for our first-lien transactions. Effective January 1, 2011, we are also using a licensed statistical regression model (“regression model”) to develop additional estimates of projected losses for both our second and first-lien transactions. Both the regression model and the stochastic model include home price appreciation (“HPA”) among their primary drivers. We rely upon recognized sources for HPA and interest rate projections and we use a recognized source for transaction waterfall structuring.

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

The regression model differentiates among servicers and their impact on loan performance, and also acknowledges the extension of liquidation timelines that has exacerbated loss severities. The regression model also takes into account payment shock (the increased likelihood of borrower defaults when adjustable payment mortgages reset to higher monthly payments). While these aspects of the regression model represent enhancements from our other approaches, we also believe the regression model may be overly sensitive to the combined loan-to-value of home loans. This view is based upon our comparison of projected performance using similar house price forecasts under the different approaches and the fact that the regression model currently does not consider borrowers’ payment history. We believe borrowers with strong payment history will experience lower default rates than borrowers with poor payment history.

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

Eleven of our mortgage-backed transactions have pool-level mortgage insurance. Pool mortgage insurance is a master policy issued to the mortgage securitization trust, which indemnifies the trust either on a first loss or mezzanine basis in the event that covered mortgage loans in the trust default. The mortgage insurance master policy specifies the particular characteristics and conditions of each individual loan within the mortgage trust that is subject to coverage. The policy also includes various conditions including exclusions (conditions for denying coverage), conditions for notification of loans in default, and claims settlement. We have noted with regard to these transactions that mortgage insurers generally have not paid the majority of claims presented by the mortgage trusts. This unwillingness to pay by the mortgage insurers results in higher claims presented under Ambac’s financial guarantee policies. As a result of the uncertainty of the timing and amount of any recoveries by the mortgage trust under these pool mortgage insurance policies, Ambac does not reflect any potential benefit (either via recoveries of previously paid claims or reductions in future claim payments) until there is sufficient information to allow for a reasonable estimation of any such benefit. Generally, sufficient information is not available prior to the date when amounts are received by the mortgage trust and reported in the respective remittance report.

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

Government programs:

In May of 2009, the Federal Government initiated the Home Affordable Modification Plan (HAMP) which allows servicers to modify loans. After determining a borrower’s eligibility, a servicer can take a series of steps to reduce the monthly mortgage payment. HAMP is applicable to the Ambac-wrapped transactions serviced by the servicers that have signed servicer participation agreements to modify loans under HAMP. Based on the activity HAMP offers and indications from government published sources through September 30, 2011, we assume no further impact for this government program on our first-lien portfolio utilizing the stochastic model. The regression model and our internal roll-rate model also do not include any impact of HAMP. At September 30, 2010, Ambac’s first-lien stochastic model assumed that 1% of HAMP-eligible loans will be modified monthly for 24 months (for a total of 24% of HAMP-eligible loans ultimately modified) for Ambac portfolios serviced by HAMP participating servicers. We reduced and subsequently eliminated the impact of modification during 2010 and 2011 to reflect the actual performance of HAMP.

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

Representation and Warranty Breaches by RMBS Transaction Sponsors:

In an effort to better understand the unprecedented levels of delinquencies and defaults, Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) increased levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high level of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken such actions as it has deemed viable to recover against the collateral, and the securitization has incurred losses to the extent such actions did not fully repay the borrower’s obligations. Generally, the sponsor of the transaction provided representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. Per the underlying transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. Refer to Note 6 to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for further discussion of the methodologies for determining subrogation recoverables.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below distinguishes between credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of credits, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at September 30, 2011:

($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation recoveries	Gross loss reserve net of subrogation recoveries
Second-lien	30	$2,557	$629	NA	$629
First-lien-Alt A	74	5,724	2,177	NA	2,177
First-lien-Sub-prime	34	1,506	96	NA	96
Other	13	578	325	NA	325

Total Credits Without Subrogation	151	10,365	3,227	NA	3,227

Second-lien	23	4,022	1,941	(1,823)	118
First-lien Alt A	8	1,292	383	(419)	(36)
First-lien Sub-prime	5	2,323	734	(356)	378

Total Credits With Subrogation	36	7,637	3,058	(2,598)	460

Total	187	$18,002	$6,285	$(2,598)	$3,687

STUDENT LOANS:

Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk as with other types of unguaranteed credits. Private student loans are outside the purvue of recent government programs designed to assist borrowers. Recent default data has shown a significant deterioration in the performance of private student loans underlying our transactions. Additionally, due to the failure of the auction rate and variable rate markets, the interest rates on these securities increased significantly to punitive levels pursuant to the terms of the documents. Such increases have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. Effective July 1, 2010, lenders are unable to originate guaranteed loans, due to the termination of the FFELP program. The resulting reduction in new revenues may adversely affect a number of issuers, whose ability to continue as administrator of the relevant transaction trusts may become at risk.

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

In evaluating our Student Loan portfolio, losses were projected using either a cash flow or statistical expected loss approach. As more fully described in Note 6 to the Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this Form 10-Q, the statistical methodology uses probability of default and loss given default (LGD) under various scenarios to derive at a weighted average loss expectation. The scenarios used under the statistical expected loss approach evaluate each transaction under base case and stress case scenarios. The main drivers in assigning appropriate probabilities to LGDs for each policy includes an analysis of the collateral mix; debt type and interest rates; parity level; enhancement levels and remediation opportunities. We believe the statistical expected loss approach is a more efficient methodology for certain deals in our student loan portfolio, such as (i) deals where collateral loan level data is unavailable (and thus the cash flow model, as more fully discussed below could not be used), and (ii) deals where we do not expect to experience meaningful losses.

Ambac has engaged a third-party independent student loan financial advisory firm to provide cash flow capabilities in order to model individual transactions using a deterministic cash flow model (the “CF Model”). The CF Model is an industry accepted model which is used by banks, issuers and other financial firms. The CF Model allows us to capture each

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

transaction’s particular structure (i.e. the waterfall structure, triggers, redemption priority, etc.). For collateral performance, the CF Model uses loan level detail which allows us to make specific default and recovery assumptions for each type of loan. All of the assumptions and collateral level information are determined by Ambac’s Risk Management Group.

We develop multiple cash flow scenarios and assign probabilities to each cash flow scenario based on each transaction’s unique situation. Probabilities assigned are based on all known data related to the credit, any contact with the issuer or investors, and any economic or market information that may impact the possibilities of the various scenarios being evaluated. Our base case cash flows usually projects the deal out to maturity using expected loss assumptions and interest rates adhering to the forward interest rate curve at the reporting date. We also develop stress cases which incorporate various stresses to the transaction, including but not limited to defaults recovery and interest rates. In estimating loss reserves, we also incorporate net cash outflow scenarios which represent remediation strategies. Remediation scenarios may include the following: (i) a potential refinancing of the transaction by the issuer; (ii) the issuer’s ability to redeem outstanding auction rate securities at a discount, thereby increasing the structure’s ability to absorb future losses; and (iii) our ability to terminate the policy in whole or in part (a “commutation”). The remediation scenarios and the related probabilities of occurrence vary by policy depending on on-going discussions and negotiations that are underway with issuers and/or investors. In addition to commutation negotiations that are underway with various counterparties in various forms, our reserve estimates may also include net cash outflow scenarios which incorporate our ability to commute additional exposure with other counterparties under similar terms where we deem such expectations to be reasonably possible based on historical results.

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

In the case of second-lien exposures, we stressed both the regression and internal roll-rate models, and weighted each at 50% to determine the reasonably possible losses. Using this approach, the reasonably possible increase in loss reserves for second-lien credits for which we have an estimate of expected loss at September 30, 2011 could be approximately $488 million. The stress case for the regression model assumes a significantly harsher HPA projection which in turn drives higher defaults and severities. The reasonably possible scenario in our roll-rate model generally assumes that the voluntary constant prepayment rate decreases by one to five percentage points (depending on transaction performance), and the current-to-30 day roll assumption over a twelve month period increases by 0.25 to 1 percentage points (depending on transaction performance). In addition, the loss severities for second-lien products may be greater because of increased carrying costs and servicing advances that are not recovered and we increased them in a range between 1 to 3 percentage points.

In the case of first-lien credits, we stressed both the regression and stochastic models and weighted each at 50% to determine the reasonably possible losses. Using this approach, the reasonably possible increase in loss reserves for first-lien credits for which we have an estimate of expected loss at September 30, 2011 could be approximately $663 million. The stress case for the regression model assumes a significantly harsher HPA projection which in turn drives higher defaults and severities. The reasonably possible scenario for first-lien mortgage credits in the stochastic model assumes that aggravated losses occur as a result of deterioration of macroeconomic factors and a reduced impact from servicer intervention.

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

Item 1 of Ambac’s 2010 Form 10-K for further information on our exposures to such failed debt structures. For student loan credits for which we have an estimate of expected loss at September 30, 2011, the reasonably possible increase in loss reserves from the September 30, 2011 balance could be approximately $2,548 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2011.

Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but reserves for losses and loss expenses are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments:

Ambac’s financial instruments that are reported on the Consolidated Balance Sheets at fair value and subject to valuation estimates include investments in fixed income securities, VIE assets and liabilities and derivatives comprising credit default, interest rate and currency swap transactions. Surplus notes issued by Ambac Assurance or the Segregated Account of Ambac Assurance are recorded at fair value at the date of issuance and subsequently reported at amortized cost within Long-term debt on the Consolidated Balance Sheet. Determination of fair value for newly issued surplus notes is a highly subjective process which relies upon the use of significant unobservable inputs and management judgment consistent with a Level 3 valuation.

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

Ambac’s investments in fixed income securities (excluding VIE investments) classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (“AOCI”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. Under GAAP, if management assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before the anticipated recovery of its amortized cost basis less any current period credit loss, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the impairment is separated into the amount related to the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. To determine whether a credit loss has occurred, management considers certain factors, including the length of time and extent to which the fair value of the security has been less than its amortized cost and downgrades of the security’s credit rating. If such factors indicate that a potential credit loss exists, then management will compare the present value of estimated cash flows from the security to the amortized cost basis to assess whether the entire amortized cost basis will be recovered. When it is determined that all or a portion of the amortized cost basis will not be recovered, a credit impairment charge is recorded in earnings in the amount of the difference between the present value of cash flows and the amortized cost at the balance sheet date, with the amortized cost basis of the impaired security written-down to the present value of cash flows. Ambac estimates expected future cash flows from residential mortgage-backed securities, considering the likelihood of a wide dispersion of possible outcomes to develop cash flow scenarios. Estimated cash flows are discounted at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, estimated cash flows are projected using the relevant index rate forward curve and the discount rate is adjusted for changes in that curve. For debt securities for which other-than-temporary impairments were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected are accreted as interest income over the expected remaining life of the security.

Ambac’s investment portfolio includes certain securities that are guaranteed by Ambac Assurance. As described further in Note 9 to the Unaudited Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, future cash flows used to measure credit impairment of Ambac-wrapped bonds represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. However, it is uncertain whether the actual form and amount of claim payments will conform to that set forth in the Segregated Account Rehabilitation Plan. The date that claim payments will resume under a final Segregated Account Rehabilitation Plan is also uncertain. As a result, estimation of the fair value of future claim payments is highly subjective.

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

The fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio,” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which suffered significant credit downgrades. All remaining CDO of ABS transactions were settled in 2010. Within the remaining credit derivative (“CDS”) portfolio as of September 30, 2011, transactions comprising approximately 89% of par outstanding have experienced some degree of credit rating downgrade since inception, including four structured finance transactions that are internally rated below investment grade. The relative change ratio on these transactions averaged 82% at September 30, 2011. The average rating for all other transactions that have been downgraded was AA- as of September 30, 2011 and, therefore, changes to the relative change ratio have not been significant.

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

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of quotes received; including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of September 30, 2011. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, (i.e. the relative change ratio, a key component of our valuation calculation). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies.

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

Financial Guarantee Exposures

The following table provides a breakdown of guaranteed net par outstanding by market sector at September 30, 2011 and December 31, 2010. Guaranteed net par outstanding includes the exposures of policies that insure VIEs consolidated in accordance with ASC Topic 810:

($ in billions)	September 30, 2011	December 31, 2010
Public Finance	$184.1	$199.4
Structured Finance	59.7	73.8
International Finance	42.2	45.7

Total net par outstanding	$286.0	$318.9

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at September 30, 2011 and December 31, 2010 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at September 30, 2011 and December 31, 2010. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio(1)

	September 30, 2011	December 31, 2010
AAA	1%	1%
AA	23	23
A	43	43
BBB	18	19
BIG	15	14

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Below Investment Grade Exposure

Bond Type	September 30, 2011	December 31, 2010
($ in millions)
Public Finance:
Transportation	$1,175	$1,175
Housing	952	741
Tax-backed	799	531
General obligation	308	234
Health care	101	259
Other	593	604

Total Public Finance	3,928	3,544

Structured Finance:
Mortgage-backed and home equity—first lien	12,428	12,836
Mortgage-backed and home equity—second lien	9,107	10,121
Student loans	10,137	11,044
Auto Rentals	820	1,270
Enhanced equipment trust certificates	409	430
Mortgage-backed and home equity—other	603	369
Other CDOs	61	100
Other	1,657	1,662

Total Structured Finance	35,222	37,832

International Finance:
Airports	1,507	1,505
Other	1,326	922

Total International Finance	2,833	2,427

Total	$41,983	$43,803

The decrease in mortgage-backed and home equity (first and second-liens) below investment grade exposures is primarily the result of principal pay-downs. The decrease in student loans is the result of commutations and the refinancing of certain student loan transactions.

Commitments to Issue Future Financial Guarantees

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (includes both insurance and credit derivatives) of $2.2 billion at September 30, 2011, of which approximately $0.4 billion will expire in 2011. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 59% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. In addition, as a consequence of the Segregated Account Rehabilitation Proceedings, it is unclear whether such new policies could be issued. Finally, given Ambac’s current financial strength ratings and investor concern with respect to our financial position, it is unlikely that certain commitments will be exercised. Accordingly, the commitments outstanding at September 30, 2011 of $2.2 billion does not represent the actual commitments that we expect to be exercised in the future.

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

	000000000000,	000000000000,	000000000000,
	Total Gross Par Outstanding(1) At September 30, 2011 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Alt-A(2)
1998-2001	$100.6	$659.1	$6.1
2002	47.6	597.8	65.6
2003	33.3	913.6	477.3
2004	1,254.1	483.2	786.1
2005	1,309.2	1,142.4	2,565.0
2006	3,189.7	816.3	1,819.8
2007	3,555.7	536.1	2,937.1

Total	$9,490.2	$5,148.5	$8,657.0

% of Total MBS Portfolio	36.3%	19.7%	33.1%

	00000000000,	00000000000,	00000000000,
	Gross claim liability, before Subrogation Recoveries(1) At September 30, 2011 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Alt-A(2)
1998-2001	$0.3	$49.2	$0.0
2002	0.3	37.4	0.0
2003	0.2	8.9	0.6
2004	209.2	18.0	16.1
2005	337.5	287.2	768.1
2006	1,623.5	319.2	814.7
2007	479.2	171.1	1,011.4

Total	$2,650.2	$891.0	$2,610.9

	0000000000000,	0000000000000,	0000000000000,
	Gross Subrogation Recoveries(1) At September 30, 2011 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Alt-A(2)
1998-2001	$—	$—	$—
2002	—	—	—
2003	—	—	—
2004	(106.9)	—	—
2005	(184.3)	(130.8)	—
2006	(671.6)	(138.6)	(127.3)
2007	(860.4)	(87.0)	(291.4)

Total	$(1,823.2)	$(356.4)	$(418.7)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	0000	0000	0000
	Percent of Related RMBS Transactions’ Gross Par(1) At September 30, 2011
Internal Ambac Credit Rating(3)	Second-Lien	Sub-prime	Alt-A(2)
AAA	0%	3%	1%
AA	<0.1%	3%	4%
A	1%	6%	1%
BBB(4)	2%	1%	1%
Below investment grade(4)	97%	87%	93%

(1)	Excludes prime, manufactured housing, pooled RMBS outside the U.S., and other mortgage exposures.
(2)	Alt-A includes mid-prime transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(3)	Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2011, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(4)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac’s below investment grade category includes transactions on which we are currently paying claims.

Collateralized Debt Obligation Exposure

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of September 30, 2011 and December 31, 2010:

Business Mix by Net Par ($ in billions)	September 30, 2011		December 31, 2010
	Net Par	Percentage	Net Par	Percentage
High yield corporate (CLO)	$11.2	82%	$14.7	80%
Market value CDOs	0.7	5	1.5	8
CDO of ABS < 25% MBS	0.5	4	0.5	3
Other	1.3	9	1.5	9

Total	$13.7	100%	$18.2	100%

Ambac Ratings by Net Par(1) ($ in billions)	September 30, 2011		December 31, 2010
	Net Par	Percentage	Net Par	Percentage
AAA	$1.5	11%	$2.1	12%
AA	7.7	56	9.9	54
A	4.1	30	5.7	31
BBB	0.1	1	0.2	1
Below investment grade	0.3	2	0.3	2

Total	$13.7	100%	$18.2	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2011, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Ambac’s loss and gain was ($75.5) million or ($0.25) per share, and $76.0 million, or $0.25 per diluted share, for the three months ended September 30, 2011 and 2010, respectively. Ambac’s loss attributable to common stockholders was ($997.2) million or ($3.30) per share, and ($671.6) million or ($2.29) per diluted share, for the nine months ended September 30, 2011 and 2010, respectively. The third quarter 2011 financial results compared to 2010 were primarily negatively impacted by (i) higher losses in derivative product revenues; (ii) lower net premiums earned; (iii) reorganization items related to our Chapter 11 bankruptcy filing; (iv) lower Financial Guarantee other income; and (v) a higher provision for income taxes, partially offset by (i) a lower provision for loss and loss expenses; (ii) no corporate interest expense as a result of our bankruptcy filing; and (iii) higher income related to variable interest entity activities. The nine months ended September 30, 2011 financial results were impacted for the reasons stated above, except they were negatively impacted by a higher provision for loss and loss expenses, higher interest expense related to the issuance of surplus notes by Ambac Assurance; lower net realized gains (including other–than-temporary impairment losses), partially offset by lower Financial Guarantee underwriting and operating expenses.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2011 and 2010 and its financial condition as of September 30, 2011 and December 31, 2010. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

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

Commutations, Terminations and Settlements of Financial Guarantee and Credit Derivative Contracts.

In the first quarter of 2011, the Segregated Account of Ambac Assurance completed the commutation of two student loan insurance transactions ($657 million par) with cash payment of $11.0 million and the issuance of Segregated Account Surplus Notes with a par value of $3.0 million. There were no cash payments or Segregated Account Surplus Notes issued during the second or third quarter of 2011 related to commutations, terminations or settlements of financial guarantee or credit derivative contracts.

In the second quarter of 2010, Ambac Assurance entered into a settlement agreement with respect to certain CDO-related obligations. The settlement agreement commuted $17.9 billion of par exposure for a payment by Ambac Assurance of approximately $2,600 million plus $2,000 million of surplus notes. Ambac Assurance commuted another CDO of ABS transaction in an amount equal to its remaining par value of $90 million. In addition to these commutations, Ambac Assurance has also commuted for $96.5 million of cash, certain additional obligations, including certain non-CDO of ABS obligations with par of $1,407 million. In the third quarter of 2010, Ambac Assurance settled its remaining hedge contracts

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

on exposures commuted as part of this Settlement Agreement for $205 million. Also in the third quarter of 2010, the Segregated Account of Ambac Assurance commuted an insurance policy ($464 million par) for a cash payment of $65 million and the issuance of Segregated Account Surplus Notes with a par value of $50 million.

In addition to the above, there have been various early terminations and expirations of financial guarantee and credit derivative contracts with no cash or other consideration paid by Ambac.

In connection with our principal business strategy, Ambac is engaged in additional commutation discussions with a number of counterparties. In October of 2011, Ambac Assurance commuted a structured finance insurance policy ($446 million par) for a cash payment of $13.7 million.

Net Premiums Earned. Net premiums earned for the three and nine months ended September 30, 2011 were $102.0 million and $293.1 million, respectively, a decrease of $41.1 million, or 29%, from $143.1 million for the three months ended September 30, 2010 and a decrease of $142.2 million, or 33%, from $435.3 million for the nine months ended September 30, 2010. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Ambac had accelerated earnings of $18.8 million during the third quarter of 2011 versus $30 million in the third quarter of 2010 and $30.1 million for the nine months ended September 30, 2011 versus $96.4 million for the nine months ended September 30, 2010. The net decrease in accelerated earnings was driven by i) a decrease in overall volume of calls of Ambac insured debt within the public finance market, and ii) negative accelerations on certain structured finance installment premium paying transactions; partially offset by iii) accelerated earned premiums of $15.8 million in the nine months ended September 30, 2011 resulting from the expiration of forward commitments issued during 2008 on certain public finance transactions. Normal net premiums earned excludes accelerated premiums. Normal net premiums earned for the nine months ended September 30, 2011 has been negatively impacted by the runoff of the insured portfolio either via transaction terminations, refundings or scheduled maturities. As a result of the consolidation of VIEs, $13.5 million and $40.1 million and ($0.8) million and $30.6 million of net premiums earned were not recognized for the three and nine months ended September 30, 2011 and 2010, respectively; rather, the total income statement results of such VIEs were recorded in Financial Guarantee: Income (loss) on variable interest entities.

The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010
Public Finance	$40.3	$44.4	$125.3	$134.6
Structured Finance	22.1	42.4	76.8	126.5
International Finance	20.8	26.3	60.9	77.8

Total normal premiums earned	83.2	113.1	263.0	338.9
Accelerated earnings	18.8	30.0	30.1	96.4

Total net premiums earned	$102.0	$143.1	$293.1	$435.3

Net Investment Income. Net investment income for the three and nine months ended September 30, 2011 was $81.6 million and $241.2 million, an increase of 17% from $69.8 million for the three months ended September 30, 2010, and a decrease of 6% from $256.4 million for the nine months ended September 30, 2010. The increase in net investment income for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 resulted from an increase in the long-term invested asset base, as well as higher average yields in the portfolio. The larger long-term investment portfolio reflects the benefit of the moratorium on segregated account claims payments and the continuing receipt of installment premiums and investment coupon payments. Higher average yields on the portfolio for the three months ended September 30, 2011 compared to 2010 resulted from the shift in the portfolio mix away from tax-exempt municipals toward taxable securities, primarily corporate bonds and taxable municipals. Additionally, the portfolio held a larger position in Ambac-insured securities in the third quarter of 2011 compared to the third quarter 2010 which contributed to higher yields.

The decrease in net investment income for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 resulted primarily from the lower average long-term invested asset base in the first nine months of 2011, partially offset by the impact of higher average yields in the portfolio for the first nine months of 2011 compared to 2010. During the first half of 2010, long-term assets were sold and matured with proceeds used to fund the commutation of certain CDO-related obligations in June 2010 for approximately $2.8 billion. The negative effect of the commutation on the average asset base has been partially countered by continuing receipt of installment premiums and investment coupon payments while under the moratorium on segregated account claim payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses were $10.1 million and $29.4 million for the three and nine months ended September 30, 2011, respectively, an increase from $6.6 million for the three months ended September 30, 2010 and a decrease from $45.4 million for the nine months ended September 30, 2010. Other-than-temporary impairments for the three and nine months ended September 30, 2011 resulted primarily from adverse changes to projected cash flows on Ambac-wrapped securities and certain other non-agency RMBS securities. As further described in Note 1 to the Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this Form 10-Q, on March 24, 2010, the OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. The form and timing of future financial guarantee payments will be determined by the Segregated Account Rehabilitation Plan that is ultimately declared effective by the Rehabilitator. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. Claim payments under Segregated Account policies have remained suspended throughout the first nine months of 2011. Further, changes in the estimated effective date of the Segregated Account Rehabilitation Plan and resumption of claim payments thereunder have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during the nine months ended September 30, 2011. Other-than-temporary impairments for the three and nine months ended September 30, 2010 reflect credit losses on securities guaranteed by Ambac Assurance arising from the impact of the Segregated Account Rehabilitation Plan on projected cash flows from those securities as well as charges to write-down certain other structured finance securities to fair value as a result of management’s intent to sell such securities to meet liquidity needs. As of September 30, 2011, management has not asserted an intent to sell any securities from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Net Realized Investment Gains. The following table provides a breakdown of net realized (losses) gains for the three and nine months ended September 30, 2011 and 2010:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net gains on securities sold or called	$3.2	$0.9	$0.8	$73.9

Foreign exchange gains	1.5	1.2	1.5	1.6

Total net realized gains	$4.7	$2.1	$2.3	$75.5

Change in fair value of credit derivatives. The net change in fair value of credit derivatives was $4.5 million and $19.9 million for the three and nine months ended September 30, 2011, respectively, compared to $9.4 million and $44.5 million in the three and nine months ended September 30, 2010, respectively.

The net gain on change in fair value of credit derivatives for the three months ended September 30, 2011 resulted primarily from CDS fees earned and the reversal of unrealized losses associated with terminations, partially offset by declines in certain reference obligation prices particularly related to student loan securitizations. There was no change to the Ambac credit valuation adjustment (“CVA”) to reflect Ambac’s own credit risk in the fair value of credit derivatives during the three months ended September 30, 2011 (see Note 11 to the Unaudited Consolidated Financial Statements for a description of the methodology used to determine the CVA amount). For the three months ended September 30, 2010, the gain on change in fair value of credit derivatives resulted primarily from amortization of the par outstanding on the underlying reference obligations and CDS fees earned during the quarter.

The net gain on change in fair value of credit derivatives for the nine months ended September 30, 2011 resulted from improvement in average reference obligation prices, the reversal of unrealized losses associated with terminations, amortization of fair value liabilities due to natural runoff of the portfolio and CDS fees earned, partially offset by a decrease of the CVA from December 31, 2010 to September 30, 2011. The CVA was lowered in the first quarter of 2011, reflecting observed increases in the market value of Ambac Assurance’s direct and guarantee obligations during the period. The net gain for the nine months ended September 30, 2010 included an increase in the CVA to reflect Ambac’s own credit risk and gains

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

from increases in reference obligation pricing in asset classes other than CDO of ABS, offset by the recognition of losses related to observable market value movements during the first quarter on transactions included in the June 2010 commutation of certain CDO-related obligations.

Realized gains (losses) and other settlements on credit derivative contracts were $3.8 million and $13.4 million for the three and nine months ended September 30, 2011, respectively. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements paid and payable where a formal notification of shortfall has occurred. There were no losses and settlements included in net realized gains (losses) for the three and nine months ended September 30, 2011. Realized gains (losses) and other settlements were $4.9 million and ($2,762.5) million for the three and nine months ended September 30, 2010, respectively. Net losses and settlements included in net realized gains (losses) for the three and nine months ended September 30, 2010 were ($0.7) million and ($2,789.0) million, respectively. The losses for the nine months ended September 30, 2010 primarily related to the settlement of CDO of ABS and certain other CDO-related obligations.

Unrealized gains on credit derivative contracts were $0.7 million and $6.5 million in the three and nine months ended September 30, 2011, respectively, compared to $4.6 million and $2,807.0 million for the three and nine months ended September 30, 2010, respectively. The net unrealized gains in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above, adjusted for the reclassification of losses (recoveries) from unrealized to realized losses.

Other (loss) Income. Other (loss) income for the three and nine months ended September 30, 2011 was ($5.0) million and $32.6 million, respectively, compared to $186.9 million and $100.7 million for the three and nine months ended September 30, 2010, respectively. Other (loss) income for the three and nine months ended September 30, 2011 primarily resulted from: i.) mark-to-market losses of $6.9 million and gains of $13.9 million for the three and nine months ended September 30, 2011, respectively, related to Ambac’s option to call up to $500 million par value of bank surplus notes, and ii.) the impact of the movement in the British Pound and Euro to US Dollar exchange rate on premium receivables, resulting in a gains of approximately $1.6 million and $0.8 million for the three and nine months ended September 30, 2011, respectively.

Other income for the three and nine months ended September 30, 2010 did not include gains or losses related to Ambac’s options to call bank surplus notes and primarily resulted from the consolidated effect of terminating the reinsurance agreement between Ambac UK and Ambac Assurance for a net gain of $157.8 million. This gain resulted primarily from the recognition of foreign currency gains that, prior to the termination, were not reflected in certain of Ambac Assurance’s non-monetary assets or liabilities such as unearned premium reserves or deferred acquisition costs, since these non-monetary assets and liabilities were required to be recorded based on their historical foreign exchange rates. Additionally, other income for the three and nine months ended September 30, 2010 included the impact of the movement in the British Pound and Euro to US Dollar exchange rate upon premium receivables, resulting in a gain and loss of approximately $21.6 million and $39.2 million, respectively.

Income (loss) on variable interest entities. Income (loss) on variable interest entities for the three and nine months ended September 30, 2011 was $55.0 million and $51.2 million, respectively, compared to $26.4 million and ($504.9) million for the three and nine months ended September 30, 2010. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs consolidated under the applicable consolidation accounting standards, including gains or losses attributable to consolidating or deconsolidating VIEs subsequent to the adoption of new consolidation accounting requirements on January 1, 2010. The net gains for the three and nine months ended September 30, 2011 primarily related to a VIE consolidated effective April 1, 2011. The newly consolidated VIE contains primarily intangible assets associated with the operations of the VIE’s subsidiaries. These intangible assets are amortized through earnings over time and are subject to potential impairment. The VIE’s note liabilities are carried at fair value with changes in value reported through earnings. In consolidation, favorable changes in the estimated cash flow available to pay the note liabilities of this insured transaction, while reflecting reduced credit risk, will generally result in mark-to-market losses recognized through income. The different accounting models applicable to this VIE’s assets and liabilities may result in significant volatility period to period. For the three months ended September 30, 2011, adverse changes in the expected performance of this transaction resulted in a net gain of $53.1 million in consolidation, including a $103.0 million reduction to the fair value of the VIE note liabilities and other income, partially offset by an impairment to the VIE’s intangible assets. Income for the three months ended September 30, 2010 reflects an increase in the fair value of VIE net assets, related primarily to revised estimates of future cash payments between the VIEs and Ambac’s insurance subsidiaries, which are eliminated in consolidation, and normal accretion of the time value discount on future cash flows. During the third quarter of 2010, estimated net future cash flows from the VIEs to Ambac under their financial guarantee contracts increased due to contractual premium rate changes on certain transactions and reduced estimates of guarantee loss payments. These transactions are

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

included in management’s adversely classified list and are expected to require future claims payments under Ambac Assurance’s financial guarantee policies. Refer to Note 11 of the Unaudited Consolidated Financial Statements included in Part 1 of this Form 10-Q for further information on the impact of financial guarantee premium and loss payments on the estimated fair value of VIE assets.

The gain on variable interest entities for the nine months ended September 30, 2011 reflects a $55.5 million gain from the April 1, 2011 consolidation of the VIE described above. This VIE also contributed net losses of $12.3 million during the nine months ended September 30, 2011, which includes the impairment charge on intangible assets described above, partially offset by gains on the fair value of the VIE’s note liabilities and other income. The nine month period ended September 30, 2011 also includes accretion of the present value discount on other net VIE assets into income. Most of Ambac’s consolidated VIEs are performing transactions that include financial assets and financial liabilities, for which changes in fair value generally offset in the Consolidated Statement of Operations. Results for the first nine months of 2010 were affected by losses on two consolidated student loan transactions and the deconsolidation of many VIEs in March 2010. With the implementation of the new consolidation standard (ASU 2009-17), Ambac consolidated significantly more VIEs beginning January 1, 2010 (89 VIEs). Further, as a result of the Rehabilitation of the Segregated Account of Ambac Assurance, effective March 24, 2010 Ambac no longer had the unilateral power to direct the activities of certain previously consolidated VIEs that most significantly impact the VIEs economic performance. Accordingly, Ambac deconsolidated 49 VIEs, mostly RMBS transactions on March 24, 2010. The net loss related to these deconsolidated VIEs included in results for the nine months ended September 30, 2010 was $495.1 million. The loss upon deconsolidation primarily arises from re-establishment of the carrying value of insurance loss reserves and other insurance accounts which have an aggregate net liability balance greater than the aggregate net liabilities of the VIEs in consolidation. Refer to Note 4 of the Unaudited Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for further information on the accounting for VIEs.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Loss and loss expenses for the three and nine months ended September 30, 2011 and 2010 were ($60.2) million and $1,055.8 million, respectively, compared to $165.4 million and $577.9 million, respectively. Losses for the three months ended September 30, 2011 were driven by lower estimated losses in the first-lien RMBS and student loan portfolios, offset by an increase in estimated losses for the second-lien RMBS portfolio and for certain structured finance insurance policies. Losses for the nine months ended September 30, 2011 were driven by higher estimated losses in the first-lien RMBS and student loan portfolios, offset by a decrease in estimated losses for the second-lien RMBS portfolio.

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 6 of the Unaudited Consolidated Financial Statements, located in Part 1, Item 1 of this Form 10-Q for further information on loss reserves.

The following table summarizes the changes in the total net loss reserves for the nine months ended September 30, 2011 and the year ended December 31, 2010:

($ in millions)	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Beginning balance of loss reserves, net of Subrogation recoverable and reinsurance	$4,424.5	$3,777.3

Impact of adopting ASU 2009-17	—	(503.8)

Beginning balance of net loss reserves	$4,424.5	$3,273.5
Provision for losses and loss expenses	1,055.8	719.4
Losses paid	(46.0)	(368.1)
Recoveries of losses paid from reinsurers	8.8	14.6
Other recoveries, net of reinsurance	85.7	107.9
Other adjustments (including foreign exchange)	(3.5)	0.5
(Consolidation) Deconsolidation of certain VIEs	(39.3)	676.7

Ending balance of net loss reserves	$5,486.0	$4,424.5

Refer to Note 4 for further information on the basis for consolidations and deconsolidations of VIEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The losses and loss expense reserves as of September 30, 2011 and December 31, 2010 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,570.2 million and $2,391.3 million, respectively. Please refer to Note 6 of the Unaudited Consolidated Financial Statements in Part 1, Item 1 for further information on the change in estimated recoveries.

The following tables provide details of net claims presented, net of recoveries received for the nine months ended September 30, 2011 and 2010:

($ in millions)	Nine Months Ended September 30, 2011(1)	Nine Months Ended September 30, 2010
Net losses presented / (recovered):
Public Finance	$16.3	$16.9
Structured Finance(2)	975.2	1,298.2
International Finance	(0.0)	23.8

Total	$991.5	$1,338.9

(1)	As a result of the claim moratorium on the Segregated Account of Ambac Assurance by the Rehabilitator on March 24, 2010, $2,451.2 million of claims were presented and not paid at September 30, 2011.
(2)	Includes claims presented for RMBS first-lien policies in the amount of $699.8 million and $499.1 million for the nine months ended September 30, 2011 and 2010, respectively; and RMBS second-lien policies in the amount of $263.9 million and $712.6 million for the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, expected future claims to be presented (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $2,602.0 million. Included therein are amounts of $861.3 million, $863.7 million, ($1,875.4) million, $349.7 million and $190.8 million for 2011, 2012, 2013, 2014, and 2015, respectively. These amounts are net of the representation and warranty breach recoveries totaling $2,648 million expected to be received in 2013.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and nine months ended September 30, 2011 and 2010 were $40.3 million and $94.6 million, respectively, a decrease from $41.2 million for the three months ended September 30, 2010 and $150.6 million for the nine months ended September 30, 2010. Underwriting and operating expenses consist of gross underwriting and operating expenses, plus the amortization of previously deferred expenses and net reinsurance commissions received. The decrease in gross underwriting and operating expenses during the third quarter of 2011 was primarily due to lower legal and premises expenses, partially offset by higher consulting costs. The decrease in gross underwriting and operating expenses for the nine months ended September 30, 2011 were primarily due to lower compensation, premises, consulting and legal expenses. Compensation costs declined primarily as a result of an increase in forfeitures of previous stock option and RSU awards. As a result of the termination of Ambac’s corporate office lease in May 2011 all existing assets (leasehold improvements) and liabilities (deferred rent) relating to this lease were reduced to zero. Deferred rent was caused by the free rent periods during the life of the lease, whereas the expense of the lease was recognized on a straight-line basis. Declines in legal and consulting costs as compared to 2010 primarily related to the CDO of ABS commutation costs in 2010.

Interest Expense. Interest expense includes accrued interest and accretion of the discount on surplus notes issued by Ambac Assurance and the Segregated Account of Ambac Assurance. Interest expense was $31.1 million and $88.8 for the three and nine months ended September 30, 2011, compared to $27.5 million and $34.4 million for the three and nine months ended September 30, 2010. The increase in interest expense resulted from the higher average face amount of surplus notes outstanding during the 2011 periods compared to the 2010 and to the impact of applying the level yield method as the amortized cost of the surplus notes accretes toward face value. Surplus note interest payments require the approval of OCI. On June 1, 2011 OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding Surplus Notes issued by Ambac and the Segregated Account on the first scheduled interest payment date of June 7, 2011. Such interest was capitalized and the Company is accruing interest on these additional amounts.

Financial Services:

Through its Financial Services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits and derivative products. Since 2008, all Financial Services portfolios have been in runoff. The portfolios of the Financial Services segment during 2010 and the first nine months of 2011 included interest rate and currency

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

Revenues. The following table provides a breakdown of Financial Services revenues for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010
Investment income	$9.0	$8.4	$21.4	$26.6
Derivative products	(215.8)	(78.4)	(260.4)	(207.6)
Other-than-temporary impairment losses	(0.8)	—	(0.8)	(3.1)
Net realized investment gains	0.4	0.5	5.9	67.7
Net mark-to-market losses on non-trading derivative contracts	—	—	—	(14.3)

Total Financial Services revenue	$(207.2)	$(69.5)	$(233.9)	$(130.7)

Investment Income. The increase in investment income for the three months ended September 30, 2011 was driven by higher prepayments on certain discounted bonds in the portfolio. The decrease in investment income for the nine months ended September 30, 2011 was driven primarily by a smaller portfolio of investments in the investment agreement business. The portfolio decreased primarily as a result of sales of securities to fund repayment of investment agreements as Ambac’s investment agreement obligations were reduced from $916.3 million at September 30, 2010 to $590.4 million at September 30, 2011.

Derivative Products. The losses in derivative product revenues for the three and nine months ended September 30, 2011 resulted primarily from mark-to-market losses arising from declining interest rates during those periods, partially offset by increases to the valuation adjustment related to Ambac credit risk. Losses during the three and nine month periods ended September 30, 2010 were also the result of declining interest rates. Additionally, results for the nine months ended September 30, 2010 were negatively impacted by termination losses but benefited from positive valuation adjustments related to Ambac’s credit risk. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Excluding the offsetting effects of Ambac’s credit valuation adjustments, this additional interest rate sensitivity contributed losses of $304.3 million and $362.6 million for the three and nine months ended September 30, 2011, respectively; compared to losses of $93.2 million and $263.4 million for the three and nine months ended September 30, 2010, respectively.

The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate (Ambac “CVA”). Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Changes to the Ambac CVA contributed gains included in derivative products revenues of $92.4 million and $101.2 million for the three and nine months ended September 30, 2011, respectively, and $17.1 million and $100.5 million for the three and nine months ended September 30, 2010, respectively.

Derivative product revenues include termination fees and fair value adjustments to reflect estimated swap replacement costs on positions remaining in the portfolio. Termination fees generally reflect the counterparties’ cost to replace Ambac on their swaps. These fees are realized upon the swap counterparties’ exercise of termination rights allowed by Ambac Assurance’s rating downgrades or upon negotiated settlements. The fair value of derivatives remaining in the portfolio include a provision for the estimated value of these termination rights. Many derivative counterparties retain the right to terminate contracts. Termination gains (losses), including related changes in fair value adjustments were ($1.5) million and ($9.8) million for the three and nine months ended September 30, 2011, respectively, compared to ($1.7) million and ($49.8) million for the three and nine months ended September 30, 2010. The value of future terminations cannot be determined with certainty until such terminations occur. Accordingly, further termination losses may occur in the future.

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses in the financial services investment portfolios were $0.8 million for the three and nine months ended September 30, 2011 and $0 and $3.1 million for the three and nine months ended September 30, 2010, respectively. Losses in 2011 were due to adverse changes in cash flows on Alt-A residential mortgage backed securities. Losses in 2010 are the result of write-downs on Alt-A residential mortgage-backed securities that management intended to sell to meet liquidity needs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment Gains. The following table details amounts included in net realized investment gains for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2011	2010	2011	2010
Net gains(losses) on securities sold or called	$0.4	$0.5	$2.8	$(5.8)

Net gains on termination of investment agreements	—	—	3.1	73.5

Total net realized investment gains	$0.4	$0.5	$5.9	$67.7

Expenses. Expenses for the three and nine months ended September 30, 2011 were $4.7 million and $14.2 million, respectively, down from $7.4 million in the three months ended September 30, 2010 and $24.0 million in the nine months ended September 30, 2010. These declines stemmed primarily from reductions in interest expenses on outstanding investment agreements as the portfolio declined to $590.4 million at September 30, 2011 from $916.3 million at September 30, 2010.

Corporate and Other:

Net Realized (Losses) Gains. Net realized (losses) gains for the three and nine months ended September 2010 were ($0.5) million and $10.2 million, respectively. The net realized loss in the third quarter of 2010 represented the loss on the sale of RangeMark. The nine months ended September 30, 2011 resulted from the above, in addition to gains on the extinguishment of $20.3 million of Ambac’s 9.375% debentures, due August 2011. These Ambac debentures were acquired when Ambac entered into a series of debt for equity exchanges with certain holders of Ambac’s common stock. Ambac recognized a gain on the extinguishment of these debentures in the amount of $10,693, which was the difference between the fair value of the new shares issued less than the net carrying value of the debentures.

Interest Expense. Interest expense for the three and nine months ended September 30, 2011 and 2010 was zero compared to $29.9 million and $89.6 million for the three and nine months ended September 30, 2010, respectively. Interest was no longer accrued on its debt obligations included in Liabilities Subject to Compromise on the Consolidated Balance Sheets after Ambac filed for bankruptcy on November 8, 2010. If Ambac had continued to accrue interest on its debt obligations, contractual interest expense would have been $26.9 million and $84.1 million for the three and nine months ended September 30, 2011, respectively.

Corporate Expense. Corporate expense for the three and nine months ended September 30, 2011 was $1.8 million and $3.3 million, respectively, a decrease of $11.9 million from $13.7 million for the three months ended September 30, 2010 and a decrease of $35.0 million from $38.3 million in the nine months ended September 30, 2010. The decrease is due to (i) RangeMark expenses of $0.1 million and $8.6 million for the three and nine months ended September 30, 2010, respectively, compared to none in 2011, and (ii) lower legal and consulting costs as such professional fees are reflected in reorganization items.

Reorganization Items, net. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. Reorganization items reported in the third quarter of 2011 include professional advisory fees (approximately $8.5 million) and other bankruptcy-related costs. On March 1, 2011, Ambac, Ambac Assurance, the Segregated Account of Ambac Assurance and One State Street, LLC (“OSS”) entered into a settlement agreement to terminate the Company’s office lease with OSS and agree to settle all claims among the parties. The Settlement Agreement provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for approximately $14.1 million. The Ambac Payment will be made by the Company in the same form as payment is made to the Company’s other creditors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes. The income tax expense of $75.0 million and $77.9 million for the three and nine months ended September 30, 2011, respectively, related predominantly to the accrual of additional Federal income tax expense to bring the overall reserve for income taxes in line with Ambac’s intent to pay the IRS to settle the IRS Dispute, inclusive of amounts contributed by both the Company and Ambac Assurance as contemplated by the Mediation Agreement with the Creditors’ Committee, Ambac Assurance and OCI. Please refer to Note 1 to the Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this Form 10-Q for additional information on the Mediation Agreement.

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

On March 24, 2010, Ambac Assurance acquiesced to the request of OCI to establish a Segregated Account. Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance and accordingly is subject to all of the filing and statutory reporting requirements of Wisconsin domiciled insurers. The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus reported in Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s accounts, the Segregated Account as well as Ambac Assurance’s equity investment in its subsidiaries.

Ambac Assurance reported statutory capital and surplus of $273.1 million and $1,026.9 million as of September 30, 2011 and December 31, 2010, respectively. Ambac Assurance, combined with Everspan, reported contingency reserves of $594.4 million and $512.6 million as of September 30, 2011 and December 31, 2010, respectively. Ambac Assurance reported a statutory net loss of $653.2 million for the nine months ended September 30, 2011. The primary drivers of the statutory net loss were statutory loss and loss expenses related primarily to Ambac Assurance’s RMBS financial guarantee portfolio for both initial defaults and continued deterioration in previously defaulted credits and impairment losses on its loans to subsidiaries.

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

The significant differences from U.S. GAAP are that under SAP:

•

Loss reserves are only established for losses on guaranteed obligations that have defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (currently discounted at 5.1% as prescribed by OCI). Under U.S. GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of U.S GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 1.9%.

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

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by Ambac’s Chapter 11 Bankruptcy filing. We believe the consummation of a successful restructuring under Chapter 11 of the Bankruptcy Code is critical to our continued viability and long term liquidity. As with any judicial proceeding, there are risks of unavoidable delay with a Chapter 11 proceeding and there are risks of objections from certain stakeholders, including objections from the holders of unsecured claims that vote to reject a plan of reorganization. Further delays in the confirmation or consummation of a plan, or the threat of rejection of the plan by the Bankruptcy Court, would add expense as Ambac will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. A prolonged continuation of the Chapter 11 proceedings may also require us to seek financing. If we require financing during the Chapter 11 proceedings and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, our assets and securities could become further devalued or worthless. While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no guarantee can be given that it will be able to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $46.3 million at September 30, 2011 (excluding $2.5 million of restricted cash), consummation of the Reorganization Plan and on the residual value of Ambac Assurance. Refer to Note 1 to the Unaudited Consolidated Financial Statements for a description of Ambac’s Reorganization Plan. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. The principal uses of liquidity will be the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses and settlements related to pending litigation. Ambac’s liquidity requirements are being funded by cash on hand and reimbursements of a portion of IRS litigation expenses from Ambac Assurance, and any contingencies could cause material additional liquidity strains.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on receipt of installment premiums on existing financial guarantees, principal and interest cash flows from investments, and the amount of required loss and commutation payments on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, repayment of affiliate loans, claim recoveries from reinsurers and RMBS subrogation recoveries. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss and commutation payments on both insurance and credit derivative contracts, reinsurance premiums, surplus notes interest payments and additional loans to affiliates. As a result of the Segregated Account Rehabilitation Plan, claim payments on policies allocated to the Segregated Account will not be paid until the Segregated Account Rehabilitation Plan is declared effective. Surplus note interest payments require the approval of OCI. On June 1, 2011 OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding Surplus Notes issued by Ambac and the Segregated Account on the first scheduled interest payment date of June 7, 2011.

Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $2,648.1 million in 2013. The amount of these subrogation recoveries is significant and if we’re unable to recover any amounts our future available liquidity to pay claims would be reduced materially.

A subsidiary of Ambac Assurance provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurer is required to repay all amounts drawn under the liquidity facility. At September 30, 2011 and December 31, 2010 $8.8 million was drawn on this liquidity facility. At September 30, 2011 the undrawn balance of the liquidity facility was $351.2 million.

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

Ambac Assurance’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac Assurance rating downgrade triggering events at September 30, 2011 and September 30, 2010 was $841.2 million and $919.2 million, respectively. Ambac Assurance’s financial guarantee exposure to these termination payments, net of defeasance collateral was $696.8 million, at September 30, 2011, and $779.2 million, at September 30, 2010. However, the court supervising the rehabilitation of the Segregated Account of Ambac Assurance has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of leveraged lease transactions where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

As a result of Ambac Assurance’s credit rating downgrades, six lessees in these transactions may be required to replace Ambac Assurance as financial enhancement provider if waivers granted by the lessors are not renewed. Ambac Assurance’s aggregate financial enhancement exposure related to these transactions at September 30, 2011 was $518.9 million, or $374.5 million net of defeasance collateral. There are four additional lessees that could be required to replace Ambac Assurance as financial enhancement provider in certain circumstances. In one case, Ambac Assurance’s replacement could be required upon the withdrawal of the guarantee provided by the lessee’s municipal owner. In another case, Ambac Assurance’s replacement could be required upon the rating downgrade of the second guarantor below a threshold level. In the other two cases, Ambac Assurance’s replacement could be required if the lessee withdrew additional collateral it has pledged to the lessor.

A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparty could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make a termination payment. Ambac Assurance estimates that such potential termination payments amounted to $1,614.3 million as of September 30, 2011. However, the court supervising the rehabilitation of the Segregated Account of Ambac Assurance has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDSs where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

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

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreements and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of September 30, 2011, $365.2 million of contingent withdrawal investment agreements issued to CDOs remained outstanding. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Ratings and Collateral. The significant rating downgrades of Ambac Assurance by Moody’s and S&P resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. Most investment agreements contain multiple possible remedies, including collateral posting; a termination of the investment agreement contract, both of which demand significant liquidity; or the designation of a replacement guarantor. In most cases Ambac had the option to select the remedy and, therefore, could either post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $602.7 million in connection with its outstanding investment agreements, including accrued interest, at September 30, 2011.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges most of the related interest rate and currency risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post collateral in excess of the amounts needed to cover unrealized losses, often referred to as an independent amount. Additionally, AFS hedges part of its interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, it would generally result in a return of collateral to AFS in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $311.1 million, including independent amounts, under these contracts at September 30, 2011.

Ambac Credit Products entered into credit derivative contracts. Ambac Credit Products is not required to post collateral under any of its contracts.

While meaningful progress has been made in unwinding the Financial Services businesses, multiple sources of risk continue to exist. These include further deterioration in investment security market values, additional unexpected draws on outstanding investment agreements, the inability to unwind derivative hedge positions needed to settle investment agreement terminations, the settlement of potential swap terminations and the inability to replace or establish new hedge positions.

Balance Sheet. In the first nine months of 2011, total assets decreased from $29.0 billion to $27.6 billion as of September 30, 2011, driven by the net decline in assets of consolidated variable interest entities, partially offset by (i) installment premium receipts on insurance and credit derivative transactions; and (ii) coupon payments on investment securities. As of September 30, 2011, total stockholders’ deficit was $2.18 billion, as compared to $1.35 billion deficit at December 31, 2010. This change was primarily caused by the net loss for the period, partially offset by improvements in fair value of investment securities during the period.

Investment Portfolio. Ambac Assurance’s investment objective for the Financial Guarantee portfolio is to achieve the highest after-tax yield on a diversified portfolio of fixed income investments within Ambac Assurance’s risk limits and through active asset/liability management ensure that all operating and strategic liquidity requirements are satisfied. The Financial Guarantee investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities in the open market given their relative risk/reward characteristics and to mitigate the effect of potential future claim payments on operating results.

The Financial Services investment portfolio consists primarily of assets funded with proceeds from the issuance of investment agreement liabilities. The investment objectives are to invest in primarily high-grade securities that produce sufficient cash flow to satisfy investment agreement liabilities and intercompany loans, and that satisfy investment agreement collateral requirements. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments, excluding VIE fixed income securities, at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$1,868.1	$1,998.3	$1,878.8	$1,921.3
Corporate obligations	1,077.0	1,117.7	897.7	917.9
Foreign obligations	90.5	95.5	113.1	118.4
U.S. government obligations	116.3	120.0	153.6	156.9
U.S. agency obligations	81.3	87.8	81.7	88.3
Residential mortgage-backed securities	1,204.7	1,511.3	1,239.1	1,498.7
Collateralized debt obligations	49.9	47.0	41.0	32.3
Other asset-backed securities	991.6	999.4	1,019.9	1,004.3
Short-term	824.1	824.1	991.6	991.6
Other	0.1	0.1	0.1	0.1

	6,303.6	6,801.2	6,416.6	6,729.8

Fixed income securities pledged as collateral:
U.S. government obligations	255.1	256.7	113.2	115.4
Residential mortgage-backed securities	5.0	5.3	7.7	8.1

	260.1	262.0	120.9	123.5

Total	$6,563.7	$7,063.2	$6,537.5	$6,853.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities, excluding VIE mortgage and asset-backed securities, at September 30, 2011 and December 31, 2010 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
September 30, 2011:
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$434.0	230.9	$—	$664.9
RMBS – Second-Lien	425.7	—	—	425.7
U.S. Government Sponsored Enterprise Mortgages	100.1	148.8	—	248.9
RMBS – First-Lien – Sub-Prime	143.6	—	—	143.6
Government National Mortgage Association	3.4	25.5	—	28.9
RMBS – First-Lien – Prime	4.6	—	—	4.6

Total residential mortgage-backed securities	1,111.4	405.2	—	1,516.6

Other asset-backed securities
Military Housing	383.1	—	—	383.1
Credit Cards	—	176.4	—	176.4
Auto	74.0	78.1	—	152.1
Structured Insurance	125.1	—	—	125.1
Student Loans	17.3	18.4	—	35.7
Other	116.9	10.1	—	127.0

Total other asset-backed securities	716.4	283.0	—	999.4

Total	$1,827.8	$688.2	$—	$2,516.0

December 31, 2010
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$502.9	$254.8	$—	$757.7
U.S. Government Sponsored Enterprise Mortgages	121.0	293.2	—	414.2
RMBS – Second-Lien	219.1	—	—	219.1
RMBS – First-Lien – Sub-Prime	99.6	—	—	99.6
Government National Mortgage Association	3.8	6.5	—	10.3
RMBS – First-Lien – Prime	5.9	—	—	5.9

Total residential mortgage-backed securities	952.3	554.5	—	1,506.8

Other asset-backed securities
Military Housing	368.6	—	—	368.6
Credit Cards	—	256.1	—	256.1
Structured Insurance	133.6	—	—	133.6
Auto	—	110.8	—	110.8
Student Loans	16.3	33.0	—	49.3
Other	85.9	—	—	85.9

Total other asset-backed securities	604.4	399.9	—	1,004.3

Total	$1,556.7	$954.4	$—	$2,511.1

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is BBB- and BBB, as of September 30, 2011 and December 31, 2010, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the fair value of non-agency residential mortgage-backed securities, excluding VIE non-agency residential mortgage-backed securities, by vintage and type at September 30, 2011 and December 31, 2010:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
September 30, 2011
2003 and prior	$—	$0.8	$—	$4.4	$5.2
2004	30.0	7.5	—	1.4	38.9
2005	174.8	66.0	4.6	3.8	249.2
2006	192.0	267.1	—	95.2	554.3
2007	268.1	84.3	—	38.8	391.2

Total	$664.9	$425.7	$4.6	$143.6	$1,238.8

December 31, 2010
2003 and prior	$—	$1.0	$—	$3.2	$4.2
2004	27.3	3.9	—	1.6	32.8
2005	209.1	50.9	5.9	3.5	269.4
2006	214.8	110.2	—	77.2	402.2
2007	306.5	53.1	—	14.1	373.7

Total	$757.7	$219.1	$5.9	$99.6	$1,082.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, for all securities in an unrealized loss position as of September 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	September 30, 2011		December 31, 2010
($ in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$6.1	$0.3	$281.8	$7.6
7 – 12 months	3.1	0.1	—	—
Greater than 12 months	14.5	0.3	33.9	4.0

	23.7	0.7	315.7	11.6

Corporate obligations in continuous unrealized loss for:
0 – 6 months	137.5	4.8	51.8	1.7
7 – 12 months	—	—	—	—
Greater than 12 months	198.9	15.6	212.4	22.1

	336.4	20.4	264.2	23.8

U.S. treasury obligations in continuous unrealized loss for:
0 – 6 months	133.3	0.3	5.0	—
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	133.3	0.3	5.0	—

Residential mortgage-backed securities in continuous unrealized loss for:
0 – 6 months	162.9	10.6	22.2	0.5
7 – 12 months	50.5	4.2	—	—
Greater than 12 months	105.5	45.2	127.8	40.2

	318.9	60.0	150.0	40.7

Collateralized debt obligation securities in continuous unrealized loss for:
0 – 6 months	33.7	0.9	—	—
7 – 12 months	—	—	—	—
Greater than 12 months	12.7	2.1	30.4	9.1

	46.4	3.0	30.4	9.1

Other asset-backed securities in continuous unrealized loss for:
0 – 6 months	151.9	8.5	97.3	1.5
7 – 12 months	7.0	—	4.7	—
Greater than 12 months	248.6	45.5	440.7	42.4

	407.5	54.0	542.7	43.9

Totals	$1,266.2	$138.4	$1,308.0	$129.1

Management has determined that the unrealized losses in fixed income securities at September 30, 2011 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities, including those guaranteed by Ambac Assurance, and a general increase in risk and liquidity premiums demanded by fixed income investors. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no unexpected principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management has no intent to sell these investments in debt securities; and (d) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. Of the $1,266.2 million that were in a gross unrealized loss position at September 30, 2011, below investment grade securities and non-rated securities had a fair value of $293.2 million and unrealized loss of $49.0 million, which represented 23.2% of the total fair value, and 35.4% of the unrealized loss as shown in the table above. Of the $1,308.0 million that were in a gross unrealized

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

loss position at December 31, 2010, below investment grade securities and non-rated securities had a fair value of $110.1 million and an unrealized loss of $31.5 million, which represented 8.4% of the total fair value and 24.4% of the unrealized loss as shown in the above table.

During the three and nine months ended September 30, 2011 and 2010, other-than-temporary impairment write-downs in the Financial Guarantee and Financial Services investment portfolios were as follows:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Financial Guarantee	$10.1	$6.6	$29.4	$45.4
Financial Services	0.8	—	0.8	3.1

Total other-than-temporary impairment losses recognized in earnings	$10.9	$6.6	$30.2	$48.5

Please refer to Note 9, “Investments” to the Unaudited Consolidated Financial Statements in Part 1, Item 1 on this Form 10-Q for discussion of the factors underlying other-than-temporary impairment losses.

The following table provides the ratings distribution of the fixed income investment portfolio, excluding VIE fixed-income investments, at September 30, 2011 and December 31, 2010:

Rating (1)	Financial Guarantee	Financial Services	Combined
September 30, 2011:
AAA	26%	58%	30%
AA	33	16	31
A	19	<1	17
BBB	8	5	8
Below investment grade	14	21	14
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2010:
AAA	30%	65%	36%
AA	32	14	29
A	16	2	13
BBB	10	2	9
Below investment grade	12	17	13
Not Rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities, excluding VIE guaranteed securities, at September 30, 2011 and December 31, 2010:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating(1)
September 30, 2011
Financial Guarantee
Ambac Assurance Corporation	$58.9	$4.7	$1,127.6	$—	$1,191.2	B+
National Public Finance Guarantee Corporation	825.8	81.7	—	—	907.5	A+
Assured Guaranty Municipal Corporation	439.9	99.4	9.1	24.0	572.4	A+
Assured Guaranty Corporation	—	—	44.2	—	44.2	CCC+
Financial Guarantee Insurance Corporation	17.5	—	8.6	—	26.1	BBB+
MBIA Insurance Corporation	—	19.8	4.4	—	24.2	BBB-

Total	$1,342.1	$205.6	$1,193.9	$24.0	$2,765.6	BBB

Financial Services
Assured Guaranty Municipal Corporation	$—	$62.2	$—	$—	$62.2	BBB

Total	$—	$62.2	$—	$—	$62.2	BBB

December 31, 2010
Financial Guarantee
Ambac Assurance Corporation	$55.8	$4.6	$840.2	$—	$900.6	BB
National Public Finance Guarantee Corporation	815.8	80.9	—	—	896.7	AA-
Assured Guaranty Municipal Corporation	399.4	93.2	25.8	—	518.4	A+
Financial Guarantee Insurance Corporation	16.4	—	11.8	—	28.2	BBB+
MBIA Insurance Corporation	—	19.6	5.6	—	25.2	BBB-
Assured Guaranty Corporation	—	—	16.4	—	16.4	D

Total	$1,287.4	$198.3	$899.8	$—	$2,385.5	BBB+

Financial Services
Assured Guaranty Municipal Corporation	$—	$57.9	$—	$—	$57.9	BBB
Assured Guaranty Corporation	—	—	28.7	—	28.7	BB

Total	$—	$57.9	$28.7	$—	$86.6	BBB-

Corporate
Assured Guaranty Municipal Corporation	$—	$—	$—	$22.5	$22.5	AA-

Total	$—	$—	$—	$22.5	$22.5	AA-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody’s. If unavailable, Ambac’s internal rating is used.

Cash Flows. Net cash provided by (used in) operating activities was $198.9 million and ($2,164.8) million during the nine months ended September 30, 2011 and 2010, respectively. Operating cash flows increased in the nine months of 2011 primarily due to lower loss payments in 2011 as a result of the claims moratorium imposed on the Segregated Account by OCI. Operating cash flows were negatively impacted during the nine months ended September 30, 2010 by realized losses of $2.8 billion as a result of settlements of CDS transactions. Operating cash flows were not impacted by interest payments under surplus notes issued by Ambac Assurance and the Segregated Account of Ambac Assurance since OCI did not approve such payments in June 2011. Future net cash provided by operating activities will be impacted by the level of premium collections, investment income, surplus note interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of presented but unpaid claims as a result of the claim moratorium), including payments under credit default swap contracts.

Net cash provided by investing activities was $29.9 million and $2,493.2 million during the nine months ended September 30, 2011 and 2010, respectively. These investing activities were primarily from sales and maturities of fixed income securities, partially offset by purchases of investments and net short-term investing activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in financing activities was $217.0 million and $370.7 million during the nine months ended September 30, 2011 and 2010, respectively. Financing activities for the nine months ended September 30, 2011 and 2010 included repayments of investment and payment agreements of $214.6 million and $290.7 million, respectively.

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

Risk Management. Ambac’s principal business strategy going forward is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, commutations of policies and repurchases of surplus notes) and maximizing the return on its investment portfolio. The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategy. As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, Ambac’s risk management practices are qualified by reference to the Rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices. By virtue of a management services contract executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Risk Management group is responsible for all surveillance, remediation and mitigation services provided to the Segregated Account under the supervision of the Office of the Commissioner of Insurance of the State of Wisconsin (the “OCI”).

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

Investment Securities—Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration, asset type limits and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes procedures on residential mortgage-backed securities consistent with those utilized to assess the risk of our insured RMBS exposures.

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

Reinsurance—To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, and (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures. Ambac Assurance held letters of credit and collateral amounting to approximately $326.7 million from its reinsurers at September 30, 2011. The largest reinsurer accounted for 6.8% of gross par outstanding at September 30, 2011.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Ambac Financial Services (“AFS”) manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and some excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “Macro Hedge”). Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1 basis point in relation to taxable interest rates, Ambac would experience a mark-to-market gain or loss of $0.1 million and $0.2 million at September 30, 2011 and December 31, 2010, respectively. For a 1 basis point parallel shift in USD Libor interest rates versus the US Treasury rate Ambac would experience a mark-to-market gain or loss of $0.01 million and $0.01 million at September 30, 2011 and December 31, 2010, respectively. Each of the amounts above is presenting sensitivity (gain or loss) under the assumption that everything else remains unchanged. Actual changes in tax-exempt interest rates, and US Libor vs. US Treasury rates, as well as changes in Libor curves for different currencies themselves are correlated. This correlation is taken into account when we produce VaR numbers based on historical changes of all interest rate risk components as discussed below. The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the Macro Hedge position would produce mark-to-market gains or losses of approximately $2.5 million for a 1 basis point parallel shift in USD Libor and US Treasury rates up or down at September 30, 2011.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the nine months ended September 30, 2011 and the year ended December 31, 2010, Ambac’s VaR, for its core interest rate swap portfolio (which excludes the Macro Hedge) averaged approximately $2.6 million and $3.7 million, respectively. Ambac’s VaR ranged from a high of $4.8 million to a low of $1.5 million in the first nine months of 2011 and from a high of $6.5 million to a low of $1.9 million in the first nine months of 2010. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

The municipal interest rate swaps we provide require AFS to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. Beginning 2008, dislocation in the credit markets and rating agency actions on Ambac Assurance led to increases in Ambac’s payments under interest rate swaps where Ambac pays an issue-specific rate, resulting in losses on those swaps. These swaps contain provisions that are designed to protect against certain forms of basis risk or tax reform. Such provisions include the ability of AFS to convert the rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of a taxable index rate in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event the bonds are put to a liquidity provider under a liquidity facility. Since 2008, Ambac has (i) terminated the vast majority of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $36.3 million as of September 30, 2011.

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

The following table summarizes the net par exposure outstanding (notional values) and net derivative asset (liability) balance related to credit derivatives as of September 30, 2011 and December 31, 2010 by asset type:

($ in millions)	CLO	Other	Total
September 30, 2011:
Net par outstanding	$8,888	$6,393	$15,281
Net liability fair value	(57)	(158)	(215)

December 31, 2010:
Net par outstanding	$11,593	$7,173	$18,766
Net liability fair value	(71)	(151)	(222)

The following table summarizes the estimated change in fair values on the balance of Ambac’s net credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at September 30, 2011 and December 31, 2010:

($ in millions)
Change in Underlying Spreads	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
September 30, 2011:
500 basis point widening	$(96)	$(179)	$(275)	$(490)
250 basis point widening	(48)	(89)	(137)	(352)
50 basis point widening	(10)	(18)	(28)	(243)
Base scenario	—	—	—	(215)
50 basis point narrowing	10	16	26	(189)
250 basis point narrowing	45	77	122	(93)
500 basis point narrowing	55	133	188	(27)

December 31, 2010:
500 basis point widening	(130)	(126)	(256)	(478)
250 basis point widening	(65)	(63)	(128)	(350)
50 basis point widening	(13)	(12)	(25)	(247)
Base scenario	—	—	—	(222)
50 basis point narrowing	13	12	25	(197)
250 basis point narrowing	58	52	110	(112)
500 basis point narrowing	69	83	152	(70)

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $646.1 million and $886.7 million reduction to the credit derivatives liability as of September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010 the credit valuation adjustment was calculated as 75% and 80%, respectively, of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 11 for further information on the measurement of the credit valuation adjustment.

Item 4.	Controls and Procedures

In connection with the preparation of this Third Quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and as a result of the previously identified material weakness in internal control relating to the accuracy of inputs to a non-RMBS loss reserve model as described in the 2010 Annual Report on Form 10-K, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, Ambac’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness in internal control over financial reporting, Ambac believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, Ambac’s consolidated financial condition as of September 30, 2011 and December 31, 2010 and consolidated results of operations for the three and nine month periods ended September 30, 2011 and 2010 and consolidated cash flows for the nine month periods ended September 30, 2011 and 2010, in conformity with U.S. generally accepted accounting principles (GAAP). In addition, there has been no change in Ambac’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Ambac’s internal control over financial reporting.

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

Item 1A – Risk Factors

The Reorganization Plan may not be Confirmed or Confirmation may be Delayed.

The Reorganization Plan may fail to garner votes in number and amount sufficient to enable the Bankruptcy Court to confirm the Reorganization Plan. In such event, Ambac may seek to accomplish an alternative chapter 11 plan of reorganization or may elect to convert the chapter 11 case to a chapter 7 liquidation. There can be no assurance that any such alternative chapter 11 plan would be as favorable to holders of Ambac securities and claims as those proposed in the Reorganization Plan. Conversion to chapter 7 liquidation would, in the view of the Company, produce a less favorable outcome for holders of Ambac securities and claims than would the Reorganization Plan.

Even if the requisite acceptances are received, there can be no assurance that the Bankruptcy Court will confirm the Reorganization Plan. The Bankruptcy Court could uphold one or more objections to the Reorganization Plan or may decline to confirm the Reorganization Plan if it found that any of the requirements for confirmation had not been met, including that the terms of the Reorganization Plan do not “unfairly discriminate” and are “fair and equitable” to non-accepting classes, that confirmation is not likely to be followed by a liquidation or a need for further financial reorganization, and that the value of distributions to non-accepting holders of securities and claims within a particular class under the Reorganization Plan will not be less than the value of distributions such holders would receive if the Company were liquidated under chapter 7 of the Bankruptcy Code. In the event that the Bankruptcy Court does not confirm the Reorganization Plan, Ambac may seek to modify the Reorganization Plan, may seek to accomplish an alternative chapter 11 plan of reorganization or may elect to convert the chapter 11 case to a chapter 7 liquidation. Modification of the Reorganization Plan or development of an alternative chapter 11 plan would result in delay and significant expense, thus imperiling the Company’s ability to successfully reorganize. Furthermore, there can be no assurance that any alternative chapter 11 plan would be as favorable to holders of Ambac securities and claims as those proposed in the Reorganization Plan. Conversion to chapter 7 liquidation would, in the view of the Company, produce a less favorable outcome for holders of Ambac securities and claims than would the Reorganization Plan.

The Reorganization Plan may not be Consummated

Even if the Reorganization Plan is confirmed by the Bankruptcy Court, consummation of the Reorganization Plan is subject to the satisfaction or waiver of various conditions, as described in Note (1) to the Unaudited Consolidated Financial Statements contained in this Form 10-Q. The failure to satisfy or obtain the necessary waivers with respect to such conditions could result in the termination of the Amended Plan Settlement, with the result that the Company may seek to modify the Reorganization Plan, pursue an alternative chapter 11 plan of reorganization or elect to convert the chapter 11 case to a chapter 7 liquidation. Modification of the Reorganization Plan or development of an alternative chapter 11 plan would result in delay and significant expense, thus imperiling the Company’s ability to successfully reorganize. Furthermore, there can be no assurance that any alternative chapter 11 plan would be as favorable to holders of Ambac securities and claims as those proposed in the Reorganization Plan. Conversion to chapter 7 liquidation would, in the view of the Company, produce a less favorable outcome for holders of Ambac securities and claims than would the Reorganization Plan.

Among the conditions to consummation of the Reorganization Plan is the satisfactory resolution of the IRS Dispute. There can be no assurance that such dispute will be resolved in a manner satisfactory to the Company, Ambac Assurance, OCI and the Creditors’ Committee. As described in Note (12) to the Unaudited Consolidated Financial Statements contained in this Form 10-Q, the Company, Ambac Assurance, OCI and the Creditors’ Committee have engaged in mediation with the IRS to resolve the IRS Dispute, but such efforts have not resulted in a settlement. In the absence of a settlement, the IRS Dispute will proceed to trial (see Note (12) to the Unaudited Consolidated Financial Statements contained in this Form 10-Q). Should the IRS prevail in litigation, allowance of its claim as filed in the Bankruptcy Court would seriously jeopardize the Company’s ability to reorganize and may result in conversion to a Chapter 7 case.

Another condition to the consummation of the Reorganization Plan is that the Bankruptcy Court shall have entered an order finding that neither an Ownership Change with respect to Ambac Assurance nor a Deconsolidation Event occurred during the 2010 taxable year, unless Ambac and the IRS enter into an agreement to such effect. There can be no assurance that the Bankruptcy Court will enter such an order or that such an agreement with the IRS will materialize.

Furthermore, the Reorganization Plan may not be consummated unless the Rehabilitation Court shall have approved the transactions contemplated in the Reorganization Plan. While OCI has executed the Mediation Agreement memorializing the Amended Plan Settlement and has petitioned the Rehabilitation Court for approval of such transactions, there can be no assurance that the Rehabilitation Court will grant such approval.

Consummation of the Reorganization Plan also requires that the Stipulation (as defined in Note 12 to the Unaudited Consolidated Financial Statements contained in this Form 10-Q) shall have become effective. The Stipulation will not become effective until certain conditions are met, including, without limitation, the following: (i) the judgment of the United States District Court for the Southern District of New York (“USDC SDNY”) approving the settlement of the Securities Class Actions shall have become “Final,” meaning that the time to appeal such judgment shall have expired without an appeal having been taking or, if an appeal has been taken, that (a) the appeal has been decided by all appellate courts without causing a material change in the judgment or (b) the judgment has been upheld on appeal and is no longer subject to appellate review; (ii) the order of the Bankruptcy Court approving the Stipulation and approving Ambac’s entry into the Stipulation shall have become Final; and (iii) the Derivative Actions filed in the Southern District of New York, the Delaware Court of Chancery, and the New York Supreme shall have been dismissed. The judgment of the USDC SDNY has not yet become Final as there has been an appeal and the appeals process has not yet been exhausted. Additionally, the order of the Bankruptcy Court approving the Stipulation and approving Ambac’s entry into the Stipulation has not yet become Final as there has been an appeal and the appeals process has not yet been exhausted. Furthermore, while the Derivative Action filed in the Southern District of New York has been dismissed, the defendants’ motion to dismiss the Delaware Court of Chancery Derivative Action is currently pending and one of the New York Supreme Court Derivative Actions remains listed on the Court’s docket as “stayed” instead of disposed of. There can be no assurance that these conditions will be met and that the Settlement shall become effective; nor can there be any assurance as to the timing of the satisfaction of such conditions. As a result, unless this condition to consummation of the Reorganization Plan is waived in accordance with the requirements thereof, the consummation of the Reorganization Plan may be delayed or may not occur.

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

Any such amendments to the Segregated Account Rehabilitation Plan could adversely affect the interests of Ambac security holders and holders of securities insured by Ambac Assurance. Notwithstanding that amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings would be designed to preserve tax attributes for the ultimate benefit of policyholders, such amendments might have other adverse impacts on holders of securities insured by Ambac Assurance, including, without limitation, delays in receipt of cash in respect of claims, absence of surplus notes in respect of claims and/or the imposition of trading restrictions on surplus notes received in respect of claims. Additionally, the initiation of rehabilitation proceedings with respect to Ambac Assurance would result in the assumption of control by the Rehabilitator of all of Ambac Assurance’s assets and management of Ambac Assurance. In exercising control, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of security holders of

Ambac; such actions may result in material adverse consequences for Ambac’s security holders. In addition, the initiation of delinquency proceedings against Ambac Assurance would further decrease the likelihood that OCI will permit Ambac Assurance to make future dividend payments to Ambac.

Historical financial information may not be comparable.

Following confirmation of a Reorganization Plan and the transactions contemplated thereby, our financial position and results of operations from and after the effective date of the Reorganization Plan may not be comparable to the financial position or results of operations reflected in our historical financial statements. In addition, any amendments to the Segregated Account Rehabilitation Plan could have a significant impact on our financial statements, such that financial statements following such amendments may not be comparable to the financial position or results of operations reflected in our historical financial statements.

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default, management’s ability to execute commutation transactions, and estimated remediation recoveries for, among other things, breaches by the RMBS issuer of representations and warranties. Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 6 to the Unaudited Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

Additionally, inherent in our estimates of loss severities and remediation recoveries is the assumption that we will retain control rights in respect of our insured portfolio. However, we are subject to the loss of control rights in many insured transactions, in the event that we are the subject of delinquency proceedings and/or other regulatory actions which could result from our deteriorated financial position. In the event that we lose control rights, our ability to mitigate loss severities and realize remediation recoveries will be compromised, and actual ultimate losses in our insured portfolio could exceed our loss reserves. The rehabilitation court issued an injunction effective until further order of the court enjoining certain actions by holders of policies in the Segregated Account and other counterparties, including actions resulting in the loss of control rights. If this injunction were successfully challenged, Ambac Assurance could lose its control rights with respect to policies in the Segregated Account.

We also rely on internally and externally developed complex financial models, including licensed stochastic and statistical regression models related to RMBS to project performance of our insured obligations. Differences in the models that we employ, and/or flaws in these financial models and/or faulty assumptions used by these financial models, could lead to increased losses and loss reserves. Uncertainty with respect to the ultimate performance of certain of our insured exposures may result in substantial changes in loss reserves and/or actual losses. Correspondingly, such changes to loss reserves would affect our reported earnings. If we do not have sufficient liquidity to meet the increase in actual losses, our insurance operating subsidiaries may become subject to delinquency proceedings.

Our inability to realize the remediation recoveries included in our loss reserves could adversely impact our liquidity and financial condition and lead to delinquency proceedings.

As of September 30, 2011, we have estimated subrogation recoveries of $2,570.2 million (net of reinsurance), which is included in our loss reserves. These recoveries are based principally on contractual claims arising from RMBS transactions which we have insured, and represent our estimate of the amount we will ultimately recover. However, our ability to recover these amounts is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take the actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover any amounts our stockholders’ deficit as of September 30, 2011 would increase from $2,180.6 million to $4,750.8 million.

The determination of the amount of other-than-temporary impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.

The determination of the amount of impairments on our investments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments. We use internally and externally developed financial models to project impairments with respect to RMBS held in our investment portfolio. Differences in the models we employ and/or flaws in these models and/or faulty assumptions used by these models, could lead to increased impairments with respect to RMBS in our investment portfolio.

We are subject to dispute risk in connection with our reinsurance agreements.

In addition to having credit exposure to our reinsurance counterparties, reinsurance counterparties have disputed their obligations to make payments required by applicable reinsurance agreements, including scheduled payments and payments due in connection with the commutation of financial guarantee insurance policies. These disputes, and any other similar dispute with other reinsurers, could result in our being unable to collect all amounts due from reinsurers and/or collecting such amounts after a potentially lengthy dispute resolution processes.

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

To the extent Ambac Assurance is no longer a member of the Company Consolidated Tax Group, Ambac Assurance’s NOLs (and certain other available tax attributes of Ambac Assurance and the other members of the AAC Consolidated Tax Group) may no longer be available for use by the AAC Consolidated Tax Group or any of the remaining members of the AAC Consolidated Tax Group to reduce the U.S. federal income tax liabilities of the AAC Consolidated Tax Group. Pursuant to the Mediation Agreement the Company and Ambac Assurance, among other parties, agreed to negotiate a tax sharing agreement that would require the Company to make certain tax elections that could mitigate the loss of NOLs and other tax attributes resulting from a deconsolidation of Ambac Assurance from the Company Consolidated Tax Group. However, in the event of a deconsolidation, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Company Consolidated Tax Group including certain favorable rules relating to transactions occurring between members of the Company Consolidated Tax Group and members of the AAC Consolidated Tax Group.

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

It is possible the surplus notes may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. As a result, transfers of the surplus notes by holders or to holders of more than 5 percent of the surplus notes may result in an “ownership change” of Ambac Assurance for purposes of Section 382 of the Code. If such an ownership change were to occur, the value and amount of the Ambac Assurance NOLs would be substantially impaired, increasing the U.S. federal income tax liability of Ambac Assurance and materially reducing cash available to dividend to the reorganized company, as well as reducing the value of Ambac Assurance’s stock owned by the reorganized company.

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

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the U.S. federal income tax treatment of credit default swaps is an unsettled area of the tax law. As part of the ongoing audit of Ambac’s 2007-2009 consolidated federal income tax returns and refund claims, the IRS has recently proposed to disallow Ambac’s (as the consolidated tax filer) deductions of CDS losses as ordinary losses, effectively taking the position that they were more properly characterized as capital losses. On May 4, 2011 the IRS filed a proof of claim in the Bankruptcy Court in the amount of $807,243,827 relating to the tax treatment of the CDS contracts, which Ambac opposed. As of September 30, 2011, Ambac had NOLs amounting to approximately $7,706 million, which is comprised of $6,897 million in ordinary, $442 million in capital federal income tax losses, and $367 million in international losses. Although Ambac believes these contracts are properly characterized as notional principal contracts, if the IRS were to successfully assert the proposed disallowance resulting from its examination and its claim in the bankruptcy case, Ambac would be subject to both a substantial reduction in its NOLs and would suffer a material assessment for U.S. federal income taxes. Such assessments and reductions in NOLs would have a material adverse impact on our financial condition and would seriously jeopardize the Company’s ability to reorganize and may result in conversion to a Chapter 7 case. Such assessments related to the tentative refunds, which amount to approximately $700 million, may be made by the IRS at any time without prior notice to Ambac, pursuant to section 6213(b) of the Internal Revenue Code of 1986, as amended (the “Code”). Subject to applicable law, existing court orders and the terms of a stipulation requiring the Internal Revenue Service (“IRS”) to provide notice to Ambac five business days before taking any enforcement action, the IRS may then file a lien that attaches to Ambac’s property interests, including the property interests of any member of the consolidated tax group, and commence collection efforts. If these events occur, the Segregated Account Rehabilitation Plan may be materially impacted and Ambac’s ability to effectively reorganize may be seriously jeopardized.

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

Continued uncertainty regarding the European debt crisis may have prolonged adverse consequences on the capital markets which in turn may impact Ambac’s investment results and have negative consequences for certain insured transactions.

The uncertainties related to European sovereign and bank default risk have resulted in greater levels of volatility within the capital markets and a “flight to quality” that has helped suppress US interest rates. As a result, reinvestment opportunities have been limited by the overall low level of nominal rates and liquidity for other than the highest quality investments has been constrained. If such market conditions continue for a prolonged period of time they could have a material adverse impact on Ambac’s operating results and financial condition. In addition, stress in the European markets may have an adverse impact on certain obligations insured by Ambac Assurance and Ambac Assurance UK Limited that are sensitive to economic conditions in Europe and that are reliant on the European capital markets for financing.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory guidelines. The following table summarizes Ambac’s repurchase program during the third quarter of 2011 and shares available at September 30, 2011:

	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July	—	$—	—	2,850,625
August	—	$—	—	2,850,625
September	—	$—	—	2,850,625

	—	$—	—	2,850,625

From January 1, 2011 through November 9, 2011, Ambac did not repurchase any shares of its Common Stock in the open market under its stock repurchase program.

Item 6 – Exhibits

The following are annexed as exhibits:

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc. (Registrant)

Dated: November 9, 2011	By:	/S/ DAVID TRICK
David Trick
Senior Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.