Form 10-K
period 2011-12-31
AMBAC FINANCIAL GROUP INC
filed 2012-03-22
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2011 was $31,604,423. As of March 9, 2012, 302,431,515 shares of Common Stock, par value $0.01 per share, (net of 5,585,249 treasury shares) were outstanding.

Documents Incorporated By Reference

None.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In this Annual Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac Financial Group, Inc. (“Ambac” or the “Company”) management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) a plan of reorganization under Chapter 11 will not be consummated; (2) if Ambac is not successful in consummating a plan of reorganization under Chapter 11, it is likely it would have to liquidate pursuant to Chapter 7; (3) the impact of the bankruptcy proceeding on the holders of Ambac securities; (4) our dispute with the United States Internal Revenue Service may not be satisfactorily resolved; (5) the unlikely ability of Ambac Assurance Corporation (“Ambac Assurance”) paying dividends to Ambac in the foreseeable future; (6) adverse events arising from the Segregated Account Rehabilitation Proceedings, including the failure of the injunctions issued by the Wisconsin Rehabilitation Court to protect the Segregated Account and Ambac Assurance from certain adverse actions; (7) litigation arising from the Segregated Account Rehabilitation Proceedings; (8) decisions made by the Rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders; (9) potential of a full rehabilitation proceeding against Ambac Assurance or material changes to the Segregated Account Rehabilitation Plan, with resulting adverse impacts; (10) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries or future commutations included in our reserves; (11) adverse developments in our portfolio of insured public finance credits; (12) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (13) risks relating to determination of amount of impairments taken on investments; (14) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (15) market spreads and pricing on insured collateralized loan obligations (“CLOs”) and other derivative products insured or issued by Ambac or its subsidiaries; (16) Ambac’s financial position and the Segregated Account Rehabilitation Proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (17) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (18) credit risk throughout our business, including credit risk related to residential mortgage-backed securities, CLOs, public finance obligations and exposures to reinsurers; (19) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (20) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (21) factors that may influence the amount of installment premiums paid to Ambac, including the continuation of the moratorium with respect to claims payments as a result of Segregated Account Rehabilitation Proceedings; (22) changes in prevailing interest rates; (23) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance, to the portion of our credit enhancement business which is executed in credit derivative form; (24) changes in accounting principles or practices that may impact Ambac’s reported financial results; (25) legislative and regulatory developments; (26) operational risks, including with respect to internal processes, risk models, systems and employees; (27) changes in tax laws, tax disputes and other tax-related risks; and (28) other risks and uncertainties that have not been identified at this time.

Part I

Item 1.	Business

INTRODUCTION

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 (the “Bankruptcy Filing”) of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company, as debtor and debtor-in-possession, filed a Plan of Reorganization on July 6, 2011, a First Amended Plan of Reorganization on September 21, 2011, a Second Amended Plan of Reorganization on September 30, 2011, a Third Amended Plan of Reorganization on February 24, 2012, a Fourth Amended Plan of Reorganization on March 9, 2012 and a Fifth Amended Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be further amended, the “Reorganization Plan”). The Reorganization Plan reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance Corporation (“Ambac Assurance”), the Segregated Account (as defined below) and OCI (as defined below) (as regulator of Ambac Assurance and as Rehabilitator (as defined below) of the Segregated Account) related to (i) the net operating loss carryforwards (“NOLs”) of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member (the “Ambac Consolidated Group”), (ii) certain tax refunds received in respect thereof (the “Tax Refunds”) and (iii) the sharing of expenses between the Company and Ambac Assurance. The terms of the Amended Plan Settlement are memorialized in that certain Mediation Agreement dated September 21, 2011 (the “Mediation Agreement”) among such parties. Refer to Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further discussion of the Amended Plan Settlement. Ambac’s common stock trades on the over-the-counter market under the symbol ABKFQ.

Ambac Assurance is Ambac’s principal operating subsidiary. Ambac Assurance is a financial guarantee insurer which provided financial guarantees and financial services to clients in both the public and private sectors around the world. In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer as well to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio caused downgrades of Ambac Assurance’s financial strength ratings from the independent rating agencies. These losses have prevented Ambac Assurance from being able to write new business. On April 7, 2011, at Ambac Assurance’s request, Moody’s Investors Service, Inc. withdrew its ratings of Ambac Assurance and each of its affiliates. As a result, as of April 7, 2011, Ambac Assurance is no longer rated by any of the independent rating agencies. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends, and as a result Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of the Settlement Agreement (as hereinafter defined). It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Refer to “2010, 2011 and Recent Events” located in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K

Item 1.	Business

for further discussion of Ambac’s bankruptcy, the creation and rehabilitation of the Segregated Account and the Settlement Agreement with the counterparties of CDO of ABS transactions. Ambac Assurance is also restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”). Refer to Part I, Item 1, “Business—Dividend Restrictions, Including Contractual Restrictions” of this Form 10-K for discussion of Ambac Assurance’s AMPS.

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (via the pursuit of recoveries in respect of paid claims, commutations of policies and purchases of Ambac-insured obligations and repurchases of surplus notes issued by Ambac Assurance or the Segregated Account) and maximizing the return on its investment portfolio. The execution of such strategy with respect to liabilities allocated to the Segregated Account will be subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with (a) the establishment, and subsequent rehabilitation, of the Segregated Account, and (b) the Mediation Agreement, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute the foregoing strategy.

BUSINESS SEGMENTS

Ambac has two reportable business segments: Financial Guarantee and Financial Services. Each of these businesses is conducted by Ambac Assurance and/or its subsidiaries and is, therefore, subject to control of, or oversight by, the OCI and the Financial Services Authority (“FSA”). The FSA oversight relates to the activities of Ambac Assurance UK, Limited. As described above, our activities in these sectors have been limited to loss mitigation and the recovery of residual value in Ambac Assurance as a result of the deterioration of Ambac Assurance’s financial condition. Ambac is no longer originating or competing for new business and is currently managing the runoff of these portfolios. As such, the following descriptions of the Financial Guarantee and Financial Services segments relate to the existing portfolios in those segments.

Ambac provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance. Ambac Assurance’s financial strength ratings were downgraded by the independent rating agencies during 2008, 2009 and 2010 and as of April 7, 2011 Ambac Assurance is no longer rated. As a result of these rating agency actions, as well as investor concern with respect to Ambac Assurance’s financial condition, we have not written new business since mid-2008. As such, Ambac Assurance’s principal business consists of mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, litigation to recover losses or mitigate future losses, commutations of policies, and purchases of Ambac-insured obligations and repurchases of surplus notes issued by Ambac Assurance or the Segregated Account) and maximizing the return on its investment portfolio. Refer to Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional discussion of the establishment of the Segregated Account and the subsequent rehabilitation proceedings of the Segregated Account.

Through its financial services subsidiaries, Ambac provided financial and investment products, including investment agreements, funding conduits, interest rate swaps and currency swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. The interest rate swap and investment agreement businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

Financial information concerning our business segments for each of 2011 and 2010 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and

Item 1.	Business

Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Form 10-K. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222.

Financial Guarantee Segment

The financial guarantee segment includes insurance and other credit enhancement products, such as credit derivatives. Generally, financial guarantee insurance provides an unconditional and irrevocable guarantee which protects the holder of a debt obligation against non-payment when due. Pursuant to such guarantees, Ambac Assurance and its subsidiaries make payments if the obligor responsible for making payments fails to do so when scheduled. In some cases, the insured obligations permitted counterparties to assert mark-to-market termination claims; however, the assertion of any such mark-to-market claims has been enjoined by the Rehabilitation Court. See discussion of “Ambac Assurance Liquidity” in Part II, Item 7 included in this Form 10-K for further information.

Ambac’s financial guarantee insurance policies and other credit enhancement products expose the company to direct credit exposure to the assets supporting the obligations we insure or guarantee. In addition to such direct credit exposure, Ambac’s insured transactions expose us to indirect risks that may increase our overall risk. Such indirect risks include credit risk separate from but correlated with our direct credit risk, market risk, natural disaster risk, mortality or other non credit type risks.

Ambac Assurance derives financial guarantee revenues from: (i) premiums earned from insurance contracts; (ii) net investment income; (iii) revenue from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) amendment and consent fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Form 10-K for further information. Prior to the discontinuance of the issuance of new financial guarantees, premiums for financial guarantees were received either upfront (typical of public finance obligations) or on an installment basis from the cash flows generated by the underlying assets (typical of structured finance obligations). Despite not underwriting new business, Ambac generally continues to collect premiums on its existing portfolio of guarantees that pay premiums on an installment basis.

Risk Management

The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategies, surveillance and remediation of the financial guarantee portfolio (including through the pursuit of recoveries in respect of paid claims and commutations of policies). These activities are integral to Ambac’s principal business strategy by mitigating losses on poorly performing transactions. As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. The rehabilitator operates the Segregated Account through a management services contract executed between Ambac Assurance and the Segregated Account pursuant to which the Risk Management group provides surveillance, remediation and loss mitigation services to the Segregated Account.

Furthermore, by virtue of the contracts executed between Ambac Assurance and the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in

Item 1.	Business

respect of assets and liabilities which remain in Ambac Assurance. As such, the following discussion of Ambac’s risk management practices is qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices.

Starting in 2008, Ambac’s risk management function began to evolve in order to adapt to the economic crisis and its impact on the insured portfolio (both Segregated Account policies and Ambac Assurance policies). The economic crisis required us to heighten our surveillance efforts on all exposures, focusing on the identification of credits and asset types across the portfolio that were likely to experience increased stress or potential for losses. Staffing in all surveillance areas has been enhanced commensurate with this intensified emphasis on the oversight of vulnerable credits. Ambac’s risk management function has the primary focus on reducing firm-wide risk and has an organizational structure designed around the two major areas of focus: Portfolio Risk Management and Analysis (“PRM”) and Credit Risk Management (“CRM”). The senior managers within the risk management groups report directly to the Chief Executive Officer (“CEO”) and regularly inform and update the Audit Committees of the Boards of Directors of Ambac and Ambac Assurance with respect to risk-related topics in the insured portfolio.

Portfolio Risk Management and Analysis

This group’s focus is on remediation, loss mitigation, risk reduction and surveillance. Risk Management personnel perform periodic surveillance reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. The monitoring activities are designed to detect deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely impact the portfolio. Active surveillance enables PRM to track single credit migration and industry credit trends. In some cases, PRM will engage internal or external workout experts or attorneys and other consultants with appropriate expertise in the targeted loss mitigation area to assist management in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.

Analysts review, on a regular and ad hoc basis, credits in the book of business. Risk-adjusted surveillance strategies have been developed for each bond type with review periods and scope of review based upon each bond type’s risk profile. The risk profile is assessed regularly in response to our own experience and judgments or external factors such as the current market crisis. The focus of the surveillance review is to assess performance, identify credit trends and recommend appropriate credit classifications, ratings and changes to a transaction or bond type’s review period. If a problem is detected, the group focuses on loss mitigation by recommending appropriate action and working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac Assurance’s exposure to potential loss. Those credits that are either in default or have developed problems that eventually may lead to a default, claim or loss are tracked closely by the appropriate surveillance team, senior risk managers and discussed at regularly scheduled meetings with CRM (see discussion following in “Credit Risk Management”).

In structured transactions, including structured public finance transactions, Ambac often is the control party as a result of insuring the transaction’s senior class or tranche. The control party may direct specified parties, usually the trustee, to take or not take certain actions following contractual defaults or trigger events. Control rights and the scope of direction and remedies vary considerably among our insured transactions. Because Ambac Assurance is party to and/or has certain rights in documents supporting transactions in the insured portfolio, Ambac Assurance frequently receives requests for amendments, waivers and consents (“AWCs”). As discussed below under “Credit Risk Management”, Ambac Assurance’s risk management personnel review, analyze and process all requests for AWCs. As a part of the Segregated Account Rehabilitation Proceedings, the Rehabilitation Court enjoined parties to preserve Ambac’s pre-rehabilitation control rights that could otherwise have lapsed or been compromised.

Item 1.	Business

Surveillance for collateral dependent transactions, including, but not limited to, residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and student loan transactions, focuses on review of the underlying asset cash flows and, if applicable, the performance of servicers or collateral managers. Ambac Assurance generally receives periodic reporting of transaction performance from issuers or trustees. Analysts review these reports to monitor performance and, if necessary, seek legal or accounting advice to assure that reporting and application of cash flows comply with transaction requirements.

Proactive credit remediation can help to reduce exposure and/or reduce risk in the insured portfolio by securing rights and remedies, both of which help to mitigate losses in the event of default. The emphasis on reducing risk is centered on reducing enterprise-wide exposure on a prioritized basis.

Cross-functional teams have been established by senior risk managers in PRM to promote the active mitigation and/or targeted remediation of the insured portfolio. Examples of such teams include teams of professionals focused on 1) RMBS servicing oversight and transfer, 2) the review and enforcement of contractual representations and warranties in RMBS policies and 3) the analysis and prioritization of policies allocated to the Segregated Account to target and execute risk reduction and commutation strategies. The establishment and purview of cross-functional teams is targeted to address our highest risk exposures. Members of such teams work with both internal and external experts in the pursuit of risk reduction on all fronts.

The RMBS servicing oversight team focuses on servicer oversight and remediation, with an immediate focus on active remediation of servicing in the mortgage-backed sector. Analysts monitor the performance of transaction servicers through a combination of (i) regular reviews of servicer performance; (ii) compliance certificates received from servicer management; (iii) independent rating agency information; and (iv) a review of servicer financial information. Servicer performance reviews typically include a review of collateral performance, including comparisons against benchmarks, as well as the processes of collection, default management, and loss mitigation. Ambac Assurance may require a back-up servicer or require “term-to-term” servicing which provides for limited, renewable servicing terms in order to provide greater flexibility regarding the servicing arrangements of a particular transaction.

In some transactions Ambac Assurance has the right to direct a transfer of servicing to an alternative servicer, subject to certain conditions. The decision to exercise this right is made based on various factors, including an assessment of the performance of the existing servicer as outlined above, and an assessment of whether a transfer of servicing may improve the performance of the collateral and reduce risk to Ambac Assurance. Ambac Assurance assesses potential transferee servicers through on-site servicer reviews and reviews of servicer financial information. Accordingly, Ambac Assurance has developed relationships with preferred servicers in the residential mortgage backed sector. Preferred servicers are selected through a formalized servicer review process that determines, among other key factors, the servicer’s ability and willingness to actively manage intense and proven loss mitigation activities on RMBS. On selected distressed or high risk RMBS, Ambac Assurance may decide to exercise its rights to direct the transfer of servicing to a preferred servicer. The transfer of servicing is done with the objectives of (i) minimizing losses and distress levels by deploying targeted and enhanced loss mitigation programs; (ii) increasing visibility to Ambac Assurance of all servicing activities that impact overall deal performance; and (iii) better aligning the servicer’s financial interest to the performance of the underlying deal through the utilization of performance based incentives. Ambac Assurance believes that the improved loss mitigation activities, alignment of interests and close monitoring of the preferred servicers constitute credible means of minimizing risks and losses related to selected Ambac Assurance insured RMBS.

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

Item 1.	Business

to perform the re-underwriting of loan files and consult with internal and external legal counsel with regard to loan putbacks as well as settlement and litigation strategies (refer to Note 2 to the Consolidated Financial Statements included in Part II, Section 8 of this Form 10–K for further discussion on this topic).

Credit Risk Management

CRM manages the decision process for all material matters that affect credit exposures within the insured portfolio. While PRM is responsible for the credit analysis and the recommendation and execution of credit remediation strategies, CRM provides a forum for independent assessments and sign-offs and drives consistency and timeliness. The scope of credit matters under the purview of CRM includes amendments, waivers and consents, remediation plans, credit review scheduling, adverse credit classification and below investment grade rating designations, adversely classified credit reviews, sector reviews, and overall portfolio review scheduling. The decision process may involve a review of structural, legal, political and credit issues and also includes determining the proper level of approval, which varies based on the nature and materiality of the matter. Please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the various credit classifications, including those on the adversely classified credit listing.

Adversely Classified Credit Review

Credits that are either in default or have developed problems that eventually may lead to a default are tracked closely by the appropriate PRM surveillance team and discussed at meetings with CRM. Adversely classified credit meetings include members of CRM and appropriate senior management, PRM surveillance and PRM legal analysts, as necessary. As part of the review, relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification is considered. Internal and/or external counsel generally review the documents underlying any problem credit and, if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. The review schedule for adversely classified credits is tailored to the remediation plan to track and prompt timely action and proper internal and external resourcing. A summary of the adversely classified credits and trends is also provided to Ambac’s and Ambac Assurance’s Boards of Directors on a quarterly basis.

Amendment, Waiver and Consent (“AWC”) Review / Approval

The decision to approve or reject AWCs is based upon certain credit factors, such as the issuer’s ability to repay the bonds and the bond’s security features and structure. Members of Ambac Assurance’s PRM risk management group review, analyze and process all requests for AWCs. All AWCs are initially screened for materiality in the surveillance groups. Material AWCs are within the purview of CRM, as discussed above. Non-material AWCs require the approval of at least a PRM surveillance analyst and a portfolio risk manager. For material AWCs, CRM has established minimum requirements that may be modified to require more or varied signatures depending upon the matter’s complexity, size or other characteristics.

Ambac Assurance assigns internal credit ratings to individual exposures as part of the AWC process and at surveillance reviews. These internal credit ratings, which represent Ambac Assurance’s independent judgments, are based upon underlying credit parameters consistent with the exposure type.

Financial Guarantees in Force

Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2011 and December 31, 2010.

Item 1.	Business

Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation:

($ in millions)	December 31, 2011	December 31, 2010
Public Finance	$176,817	$199,349
Structured Finance	55,145	73,799
International Finance	40,542	45,706

Total net par outstanding	$272,504	$318,854

Included in the above net par exposures at December 31, 2011 and 2010 are $14,167 and $18,766, respectively, of exposures that were executed in the form of credit derivatives, primarily collateralized loan exposures. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for further discussion of credit derivative exposures.

U. S. Public Finance Insured Portfolio

Ambac’s portfolio of U.S. Public Finance exposures is $176,817 million, representing 65% of Ambac’s net par outstanding as of December 31, 2011. U.S. Public Finance consists of U.S. municipal issuances, including general obligations, lease and tax-backed obligations (including tax allocation bonds as described further below), health care, housing, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as toll road and bridge financings, public transportation financings, stadium financings, military housing and student housing. Public finance obligations are generally supported by either the taxing authority of the issuer or the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services. See Note 6 to the Consolidated Financial Statements, located in Part II, Item 8 of this Form 10-K for exposures by bond type.

The table below shows Ambac’s ten largest Public Finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2011:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
California State—GO	A	$2,998	1.1%
New Jersey Transportation Trust Fund Authority—Transportation System	A+	2,058	0.8%
Bay Area Toll Authority, CA Toll Bridge Revenue	AA-	1,663	0.6%
Washington State—GO	AA	1,649	0.6%
NYS Thruway Authority, Highway & Bridge Revenue	AA-	1,624	0.6%
MTA, NY, Transportation Revenue (Farebox)	A	1,432	0.5%
New Jersey Turnpike Authority Revenue	A	1,264	0.5%
Massachusetts School Building Authority, MA, Sales Tax Revenue	AA	1,248	0.5%
Massachusetts Commonwealth—GO	AA	1,219	0.4%
Los Angeles Unified School District, CA—GO	AA-	1,072	0.4%

Total		$16,227	6.0%

(1)

Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings,

Item 1.	Business

a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees.

U.S. Structured Finance and Asset-Backed Insured Portfolio

Ambac’s portfolio of U.S. Structured Finance exposures is $55,145 million, representing 20% of Ambac’s net par outstanding as of December 31, 2011. Insured exposures include securitizations of mortgage loans, home equity loans, auto loans, student loans, leases, operating assets, collateralized debt obligations (“CDO”), collateralized loan obligations (“CLO”), and other asset-backed financings, in each case where the majority of the underlying collateral risk is situated in the United States. Additionally, Ambac’s Structured Finance insured portfolio encompasses both secured and unsecured debt issued by investor-owned utilities. Included within the operating asset sector are securitizations of aircraft, rental cars, shipping container and rail car fleets, franchise fees, and intellectual property. See Note 6 to the Consolidated Financial Statements, located in Part II, Item 8 in this Form 10-K for exposures by bond type as of December 31, 2011.

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

Structured securities are usually designed to help protect the investors and, therefore, the guarantor from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets. The servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to a trustee for the benefit of the issuer. One potential issue is whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or stayed from remitting to investors cash collections held by it or received by it after the servicer or the originator becomes subject to bankruptcy or insolvency proceedings. Another potential issue is whether the originator sold ineligible assets to the securitization transaction that subsequently deteriorated, and, if so, whether the originator has the willingness or financial wherewithal to meet its contractual obligations to repurchase those assets out of the transaction. Structural protection in a transaction, such as control rights that are typically held by the senior note holders, or guarantor in insured transactions, will determine the extent to which underlying asset performance can be influenced upon non-performance to improve the revenues available to cover debt service.

The following table presents the top five servicers by net par outstanding for structured finance exposures:

Servicer	Bond Type	Net Par Outstanding
($ in millions)
Bank of America, N.A.	Mortgage-backed	$7,122
Residential Capital, LLC	Mortgage-backed	$3,286
Pennsylvania Higher Education Assistance Agency	Student Loan	$3,236
Wells Fargo Bank	Mortgage-backed	$2,553
Specialized Loan Servicing, LLC	Mortgage-backed	$2,452

CDO and CLO transactions involve the securitization of a portfolio of corporate bonds, corporate loan obligations and/or asset-backed securities. In June 2010, all CDO of ABS transactions, which included

Item 1.	Business

substantial exposure to residential mortgages, were settled. Please refer to “2010, 2011 and Recent Events” located in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a description of the Settlement Agreement with respect to CDO of ABS and certain other CDO-related obligations.

The table below shows Ambac’s ten largest Structured Finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2011:

($ in millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding	Bond Type
CDO of ABS < 25%	A+	$1,692	0.6%	CDO of ABS
Wachovia Asset Securitization Issuance II, LLC 2007-HE2(2)	BIG	1,371	0.5%	Home Equity Loan
Vermont Student Assistance Corporation Revenue Bonds(2)	BIG	1,283	0.5%	Student Loan
Wachovia Asset Securitization Issuance II, LLC 2007-HE1(2)	BIG	935	0.4%	Home Equity Loan
Ballantyne Re Plc(3)	BIG	900	0.3%	Structured Insurance
The National Collegiate Student Loan Trust 2007-4(2)	BIG	861	0.3%	Student Loan
Cendant Rental Car Funding	BIG	820	0.3%	Asset Securitizations
Spirit Master Funding	BBB	782	0.3%	Asset Securitizations
Michigan Higher Education Student Loan Authority(2)	BIG	751	0.3%	Student Loan
Timberlake Financial, LLC	BBB-	620	0.2%	Student Loan

Total		$10,015	3.7%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees. “BIG” denotes credits deemed below investment grade (e.g. below BBB-).
(2)	Ambac Assurance has allocated all or a portion of this transaction to the Segregated Account.
(3)	Insurance policy issued by Ambac Assurance UK Limited (“Ambac UK”).

International Finance Insured Portfolio

Ambac’s portfolio of International Finance insured exposures is $40,542 million, representing 15% of Ambac’s net par outstanding as of December 31, 2011. Ambac’s International Finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, asset-securitizations, CDOs, utility obligations, and whole business securitizations (e.g. securitizations of substantially all of the operating assets of a corporation). In emerging markets, Ambac had focused on future cash flow transactions from top tier issuers (structured transactions secured by U.S. Dollar and Euro cash flows generated from exports or payment remittances) and, to a more limited extent, on domestic securitizations. See Note 6 to the Consolidated Financial Statements, located in Part II, Item 8 in this Form 10-K for exposures by bond type as of December 31, 2011.

Item 1.	Business

When underwriting transactions in the international markets, Ambac considered the specific risks related to the particular country and region that could impact the credit of the issuer. These risks include the legal and political environment, capital market dynamics, foreign exchange issues, and the degree of governmental support. Ambac continues to assess these risks through its ongoing risk management.

Ambac UK, which is regulated in the United Kingdom, had been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the United Kingdom (“UK”) and the European Union with $25,088 million of par outstanding at December 31, 2011. Geographically, Ambac UK’s exposures are principally in the United Kingdom and continental Europe. In 2009, Ambac UK’s license to issue new business was curtailed by the FSA, Ambac UK’s regulator. A result of the AUK Commutation Agreement as discussed in the “2010, 2011 and Recent Events” located in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, there is no portfolio risk transfer from Ambac UK to Ambac Assurance, and Ambac Assurance does not have any capital support obligation of Ambac UK. The portfolio of insured exposures underwritten by Ambac UK is now financially supported exclusively (all which are Ambac UK risks) by Ambac UK.

The table below shows our ten largest International Finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2011:

($ in millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding	Country-Bond Type
Mitchells & Butlers Finance plc-UK Pub Securitisation(2)	AA-	$2,031	0.8%	UK-Asset Securitizations
Romulus Finance s.r.l(2)	BIG	1,466	0.5%	Italy-Airports
Telereal Securitisation plc(2)	A	1,410	0.5%	UK-Asset Securitizations
Punch Taverns Finance plc-UK Pub Securitisation(2)	BIG	1,214	0.5%	UK-Asset Securitizations
Aspire Defense Finance plc(2)	BBB	1,135	0.4%	UK-Infrastructure
Channel Link Enterprises(2)	BBB-	1,129	0.4%	UK-Infrastructure
Regione Campania(2)	BBB+	1,121	0.4%	Italy-Sub-Sovern
National Grid Electricity Transmission(2)	A-	1,120	0.4%	UK-Utility
Ostregion Investmentgesellschaft NR 1 SA(2)	BIG	952	0.4%	Austria-Infrastructure
Capital Hospitals plc(2)	BBB-	941	0.3%	UK-Infrastructure

Total		$12,519	4.6%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees. “BIG” denotes credits deemed below investment grade (e.g. below BBB-).
(2)	Insurance policy issued and guaranteed by Ambac UK.

Economic uncertainty in the European Union (EU), particularly Euro based countries, continues although member states have recently agreed to a bailout package for Greece (the worst affected country) to avoid imminent default on certain Greek debt due to mature in March 2012. A large percentage of Greek bondholders have agreed to take a significant reduction in the face value of the bonds they hold, with those bondholders not in

Item 1.	Business

agreement likely being forced to accept the proposal under Greek Law, although such discussions are ongoing. Widespread austerity measures are taking place throughout the region as countries look to take action to address fiscal deficits and implement balanced budgets. The prospects of economic growth in the region in the short to medium term may prove challenging due to these actions although this will differ from country to country.

Ambac UK, on behalf of Ambac Assurance and Ambac UK, manages exposures to sixteen transactions based in EU member countries (not including the UK), none of which relate to Greece. Four exposures, with net par outstanding of $1,335 million, are classified as sub sovereign/ municipal exposures that may be impacted should there be continued adverse financial developments in the relevant countries. Eight exposures, with net par outstanding of $4,437 million, are classified as infrastructure/ operating asset backed deals that are concession based where the underlying assets independently generate cashflow without operational reliance on the sovereign. Of the remaining four deals with net par outstanding of $978 million, two are CLOs that consist of various paper issued by corporates throughout the Euro zone, one is a CMBS transaction and one is a structured insurance transaction. The following table sets forth these exposures by country of risk:

Country	Number of Exposures	Net par outstanding ($ in millions)
Austria	1	$943
France	3	1,326
Ireland	1	360
Italy	6	3,346
Spain & Portugal	1	63
Germany	2	619
Euro—cross border	2	93
Total	16	$6,750

Given the current uncertainty in the debt capital markets in the EU, it is possible that some of Ambac’s exposures will have difficulties refinancing their debts. This short term refinancing risk in the next twelve months is limited to one policy, with debt due to be refinanced of approximately Euro 500 million. Discussions with the obligor are ongoing and we do not currently anticipate that this refinancing will result in a claim.

Additional Insured Portfolio Statistics:

Ambac Assurance underwrote and priced financial guarantees based on the assumption that the guarantees would remain in force until the expected maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on par in force at December 31, 2011 is approximately 13 years. The 13 year average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for future refundings or terminations of insured issues. RMBS policies incorporate assumption on expected prepayments over the remaining life of the insured obligation.

Item 1.	Business

Ratings Distribution

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at December 31, 2011 and December 31, 2010 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at December 31, 2011 and December 31, 2010. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio(1)

	December 31, 2011	December 31, 2010
AAA	1%	1%
AA	24	23
A	43	43
BBB	17	19
BIG	15	14

Total	100%	100%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees.

Summary of Below Investment Grade Exposure

Bond Type	December 31, 2011	December 31, 2010
($ in millions)
Public Finance:
Transportation	$776	$1,175
Health care	79	259
General obligation	492	234
Tax-backed	764	531
Housing	795	741
Other	1,137	604

Total Public Finance	4,043	3,544

Structured Finance:
Residential mortgage-backed and home equity—first lien	11,673	12,836
Residential mortgage-backed and home equity—second lien	8,784	10,121
Structured Insurance	1,657	1,037
Auto Rentals	820	1,270
Student loans	7,690	11,044
Enhanced equipment trust certificates	401	430
Mortgage-backed and home equity—other	586	369
Other CDOs	6,061	100
Other	578	625

Total Structured Finance	32,250	37,832

International Finance:
Airports	1,580	1,505
Other	957	922

Total International Finance	2,537	2,427

Total	$38,830	$43,803

Item 1.	Business

The decrease in below investment grade exposures are primarily due to (i) commutations of insurance policies during 2011, and (ii) reductions to Residential Mortgage-backed Securities during the year as result of prepayments by issuers and claims presented to Ambac Assurance. The sections that follow will discuss below investment grade exposures with residential mortgage backed, student loans and tax-backed municipal exposures.

U.S. residential mortgage-backed securities exposure

RMBS portfolio exposures included in financial guarantee insurance portfolio

Ambac has exposure to the U.S. mortgage market through direct financial guarantees of RMBS. Ambac insures tranches issued in RMBS, including transactions that contain risks to first and second-liens. The following tables provide current gross par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Gross Par Outstanding At December 31, 2011 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)	Other(4)
1998-2001	$93.6	$647.1	$5.7	$542.0
2002	44.5	582.2	64.6	18.8
2003	31.5	887.1	450.3	179.2
2004	1,219.0	472.5	756.1	42.6
2005	1,260.4	1,127.8	2,479.5	64.1
2006	3,101.2	801.7	1,681.7	209.9
2007	3,398.7	527.4	2,468.3	295.9

Total	$9,148.9	$5,045.8	$7,906.2	$1,352.5

% of Total RMBS Portfolio	39.0%	21.5%	33.7%	5.8%

	Gross claim liability, before Subrogation Recoveries At December 31, 2011 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)	Other(4)
1998-2001	$—	$72.4	$—	$7.9
2002	3.5	47.6	0.1	—
2003	0.1	15.1	4.2	3.5
2004	153.6	28.3	34.1	—
2005	289.9	395.1	917.6	77.3
2006	1,469.8	403.3	1,098.3	149.1
2007	435.5	275.5	1,383.5	108.6

Total	$2,352.4	$1,237.3	$3,437.8	$346.4

	Gross Subrogation Recoveries At December 31, 2011 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)	Other(4)
1998-2001	$—	$—	$—	$—
2002	—	—	—	—
2003	—	—	—	—
2004	(55.1)	—	—	—
2005	(145.1)	(188.7)	(236.3)	—
2006	(818.1)	(189.9)	(169.9)	—
2007	(612.3)	(72.9)	(231.8)	—

Total	$(1,630.6)	$(451.5)	$(638.0)	$—

Item 1.	Business

	Percent of Related RMBS Transactions’ Gross Par At December 31, 2011
Internal Ambac Credit Rating(2)	Second Lien	Sub-prime	Mid-prime(1)	Other(4)
AAA	0%	3%	1%	10%
AA	<0.1%	3%	4%	24%
A	1%	5%	1%	14%
BBB(3)	2%	1%	1%	5%
Below investment grade(3)	97%	88%	93%	47%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Ambac Assurance ratings set forth above reflect internal credit ratings as of December 31, 2011, and may be changed at any time based on our internal credit review. Ambac Assurance undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac Assurance or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees.
(3)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac Assurance’s below investment grade category includes transactions on which claims have been submitted.
(4)	Other includes primarily manufactured housing and lot loan exposures.

RMBS exposure in collateralized debt obligations

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of December 31, 2011 and December 31, 2010:

Business Mix by Net Par	December 31, 2011		December 31, 2010
	Net Par	Percentage	Net Par	Percentage
($ in billions)
High yield corporate (CLO)	$10.1	81%	$14.7	80%
Market value CDOs	0.5	4	1.5	8
CDO of ABS < 25% MBS	0.5	4	0.5	3
Other	1.3	11	1.5	9

Total	$12.4	100%	$18.2	100%

Ambac Ratings by Net Par(1)	December 31, 2011		December 31, 2010
	Net Par	Percentage	Net Par	Percentage
($ in billions)
AAA	$1.0	8%	$2.1	12%
AA	6.8	55	9.9	54
A	4.2	34	5.7	31
BBB	0.1	1	0.2	1
Below investment grade	0.3	2	0.3	2

Total	$12.4	100%	$18.2	100%

Item 1.	Business

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. Ambac Assurance ratings set forth above reflect the internal Ambac Assurance ratings as of December 31, 2011, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac Assurance or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees.

Student Loans

Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and, therefore, are subject to credit risk as with other types of unguaranteed credits. Private student loans are outside the purview of recent government programs designed to assist borrowers. Recent default data has shown a significant deterioration in the performance of private student loans underlying our transactions. Additionally, due to the failure of the auction rate and variable rate markets as noted below in Auction Rate and Variable Rate Demand Obligation, the interest rates on student loan securities has increased significantly to punitive levels pursuant to the transaction terms. Such increases have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. Effective July 1, 2010, lenders were unable to originate federal guaranteed loans, due to the termination of the FFELP program. The resulting reduction in new revenues may adversely affect a number of smaller issuers, whose ability to remain a going concern may be at risk.

Student loan net par outstanding, excluding debt service reserve funds on Ambac insured obligations:

Issuer Type ($ in millions)	Net Par
For-Profit Issuers	$3,288.5	43%
Not-For-Profit Issuers	4,391.1	57%

Total	$7,679.6	100%

Collateral for the For-Profit Issuers consists of private loans which are uninsured and do not have any federal guarantee as to defaulted principal and interest. Collateral for the Not-For-Profit Issuers consists of both FFELP and private loans. For the total student loan portfolio, approximately 63% of the collateral backing student loan trusts consists of private loans while the remaining 37% consists of FFELP loans. Private loan defaults have been on the rise since the credit crisis in 2008 began. Elevated unemployment rates, combined with high student loan debt levels will continue to put pressure on borrower’s ability to pay their loans.

The following table represents the student loan net par outstanding by underlying debt type, excluding debt service reserve funds on Ambac insured obligations:

Debit Type ($ in millions)	Net Par
Auction Rate	$4,644.6	61%
Fixed Rate	414.9	5%
VRDOs	204.6	3%
Floating Rate Notes	2,415.5	31%

Total	$7,679.6	100%

Item 1.	Business

All of the Auction Rate and VRDO debt is paying interest at the maximum auction rate or the “penalty rate” pursuant to the transaction documents. These rates are putting negative pressure on excess spread and credit enhancement in transactions which is causing an erosion of equity. Additionally, most floating rate securities have the bond interest rate tied to the credit rating of the deal. As such, most Floating Rate Notes that we insure are also paying interest at the maximum rate pursuant to the deal documents which has the same adverse consequence on excess spread and credit enhancement.

The current capital markets and rating agency assumptions for new private loan transactions requires a significant amount of equity which makes refinancing of Ambac insured transactions backed by private loans uneconomical for issuers. As such, we do not expect that our private loan exposure will be reduced via refinancing in the near term. Deals collateralized by FFLEP loans are more likely to be refinanced if issuers raise enough equity through action rate redemptions or otherwise to meet the overcollateralization required from the rating agencies.

Auction Rate Securities and Variable Rate Demand Obligations:

Debt securities issued in the US bond market include fixed and variable rate bonds. Included within the variable rate bond category are Auction Rate Securities (“ARS”) and Variable Rate Demand Obligations (“VRDO”). The following table sets forth Ambac Assurance’s financial guarantee net par exposure outstanding, by bond type, relating to such variable rate securities at December 31, 2011 and December 31, 2010:

	December 31, 2011 Total	December 31, 2010 Total
($ in millions)
Student Loans	$4,849	$7,331
Investor-owned utilities	3,512	3,906
Transportation	1,983	2,179
Lease and Tax-backed	1,830	2,246
Healthcare	1,474	1,603
General Obligation	828	978
Utility	307	534
Other	930	1,796

Total	$15,713	$20,573

ARS are sold through a Dutch auction, which is a competitive bidding process used to determine rates on each auction date. VRDOs are long-term bonds that bear a floating interest rate and that provide investors the option to tender or put securities back to the issuer or the liquidity provider at any time with appropriate notice. Additionally, there are certain mandatory events that require all bondholders to tender their VRDOs to the issuer or liquidity provider. The interest rate resets daily or weekly, depending upon the security.

VRDOs are typically supported by a liquidity facility in the form of a standby bond purchase agreement (“Standby Bond Purchase Agreement”), usually provided by a commercial bank (“Liquidity Provider”). If the remarketing agent is unable to remarket all tendered VRDO, the Liquidity Provider is required to purchase such VRDO at the purchase price, subject to limited conditions precedent, thus providing liquidity to investors. While held by the Liquidity Provider, VRDOs bear interest at a rate determined under the Standby Bond Purchase Agreement, often based on the Prime Rate or LIBOR plus a spread (the “Bank Rate”). During such time, the remarketing agent remains obligated to continue to try to remarket the VRDO held by the Liquidity Provider. Many Standby Bond Purchase Agreements provide that, after the Liquidity Provider has held the VRDO for a specified time period, the issuer or other obligor is required to cause such VRDO to be redeemed prior to maturity, either: in periodic installments over a predetermined number of years, typically from three to five (the

Item 1.	Business

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

For student loan VRDO transactions, Ambac Assurance is required to purchase any outstanding VRDOs from the Liquidity Providers at the end of the Term-Out period for the par amount of the bonds. All student loan VRDOs transactions insured by Ambac Assurance have been purchased by the Liquidity Providers and, as such, at December 31, 2011 Ambac Assurance had obligations to purchase outstanding VRDOs at par coming due in 2013 and 2015 in the amounts of $166.0 million and $175.0 million, respectively.

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

For Ambac Assurance insured ARS and VRDO transactions that have been unable to refinance, the higher debt service costs have resulted in decreased debt service coverage ratios and/or the erosion of first loss and/or other credit enhancements that are subordinate to Ambac Assurance’s risk position (such as excess spread). The decrease in student loan ARS/VRDO net par during 2011 was primarily driven by the commutation of certain insured transactions. Ambac has established gross loss reserves of approximately $1,325 million for ARS and VRDO exposures. Ambac continues to actively review the credit implications of this additional issuer stress and its impact to our internal credit ratings and loss reserves as necessary.

Tax Allocation Bonds

Ambac Assurance has $6,433 million net exposure to California redevelopment agencies (“RDAs”) in its public finance portfolio, including $484 million that is below investment grade. RDAs were established by certain municipalities to fund redevelopment projects. RDAs issued debt, in some cases insured by Ambac Assurance, that was secured by property tax revenues above a designated assessed valuation (“AV”) level. Declines in AV levels in California have reduced the revenues available to cover RDAs’ debt service, in some cases causing shortfalls. Most of our exposures have adequate cash flow coverage to service our insured debt. Our Adversely Classified RDA exposures comprise those with low or inadequate debt service coverage ratios. We anticipate additional stress in these and potentially other RDA exposures arising from a December 2011 California Supreme Court ruling that upheld a recently enacted state law abolishing RDAs but confirming their obligation to service existing debt from their pledged revenues. Municipalities’ previous willingness to cover revenue shortfalls in stressed RDAs is unlikely to continue because the new legislation requires that RDA revenues in excess of debt service be segregated from the municipalities, essentially prohibiting the recovery of advances. Conversely, this change in law may be viewed as helpful to some existing RDA credits insofar as it would preclude further leveraging of RDA revenues. We are exposed to liquidity claims or ultimate losses arising from inadequate tax revenue due to low AVs, timing mismatches between tax receipts and debt service payments and potential consequences from municipalities not adequately segregating revenues pledged to pay debt service. While we believe these risks will be contained, there can be no certainty these or other risks will not increase as the new law is enacted and its guidelines promulgated.

Item 1.	Business

Issue Size

Ambac Assurance’s financial guarantee exposure in the U.S. public finance market reflects the historical participation across the whole range of deal sizes including those with an original par amount of less than $50 million. U.S. Structured Finance and International Finance transactions generally involved larger transaction sizes. The following table sets forth the distribution of Ambac Assurance’s guaranteed portfolio as of December 31, 2011 with respect to the original size of each guaranteed issue:

Original Par Amount	Number of Issues	% of Total Number of Issues	Par Amount as of December 31, 2011
			Amount Outstanding	% of Total
Less than $10 million	5,809	53%	$20,583	8%
$10-less than 50 million	3,371	31	51,271	19
$50-250 million	1,353	12	84,986	31
Greater than $250 million	500	4	115,664	42

Total	11,033	100%	$272,504	100%

Geographic Area

The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2011:

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ in millions)
Domestic:
California	$36,133	13.3%
New York	18,267	6.7%
Florida	13,906	5.1%
Texas	12,983	4.8%
New Jersey	9,650	3.5%
Illinois	8,524	3.1%
Massachusetts	5,799	2.1%
Pennsylvania	5,301	2.0%
Colorado	5,010	1.8%
Washington	4,772	1.8%
Mortgage and asset-backed(1)	27,896	10.2%
Other states	83,721	30.7%

Total Domestic	231,962	85.1%

International:
United Kingdom	22,317	8.2%
Australia	5,176	1.9%
Italy	3,346	1.2%
Austria	956	0.4%
Germany	619	0.2%
Internationally diversified(2)	5,318	2.0%
Other international	2,810	1.0%

Total International	40,542	14.9%

Grand Total	$272,504	100%

Item 1.	Business

(1)	Mortgage and asset-backed obligations includes guarantees with multiple locations of risk within the United States and is primarily comprised of residential mortgage and asset-backed securitizations.
(2)	Internationally diversified is primarily made up of CDOs which include significant components of U.S. exposure.

Exposure Currency:

The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of December 31, 2011:

Currency	Net Par Amount Outstanding in Base Currency	Net Par Amount Outstanding in U.S. Dollars
(in millions)
U.S. Dollars	236,093	$236,093
British Pounds	13,976	21,675
Euros	7,025	9,091
Australian Dollars	4,865	4,972
Other	1,223	673

Total		$272,504

Ceded Reinsurance

Ambac Assurance has reinsurance in place pursuant to treaty and facultative reinsurance agreements. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses. The following table shows the distribution, by bond type, of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2011:

Bond Type	Ceded Par Amount Outstanding	% of Gross Par Ceded
($ in millions)
Public Finance:
Lease and tax-backed revenue.	$5,712	9%
General obligation	4,450	9
Utility revenue	2,555	10
Transportation revenue	2,747	13
Higher education	1,565	10
Housing revenue	1,115	11
Health care revenue	754	9
Other	152	6

Total Public Finance	19,050	10

Structured Finance:
Mortgage-backed and home equity	290	1
Investor-owned utilities	794	8
Other CDOs	11	<1
Student loan	1,430	15
Asset-backed	576	11
Other	282	11

Total Structured Finance	3,383	6

Total Domestic	22,433	9

International Finance:
Investor-owned and public utilities	964	8
Asset-backed	275	3
Sovereign/sub-sovereign	36	<1
Transportation	199	3
Other CDOs	42	1
Mortgage-backed and home equity	10	1

Total International Finance	1,526	4

Grand Total	$23,959	8%

Item 1.	Business

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance required collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance to foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. Ambac Assurance held letters of credit and collateral amounting to approximately $337.6 million from its reinsurers at December 31, 2011. Refer to Item 7A – Qualitative and Quantitative Disclosures About Market Risk, Risk Management for further discussion on the credit ratings of our reinsurance counterparties and unsecured reinsurance balances.

Assumed Reinsurance:

At December 31, 2011, assumed par outstanding was $257.5 million. On March 24, 2010, all assumed reinsurance agreements with third parties were allocated to the Segregated Account, which will not allow for cancellations without the approval of the Rehabilitator.

Rating Agencies

Ambac Assurance’s financial strength ratings had been downgraded several times since 2008. In 2011 and 2010 Ambac Assurance requested that Moody’s and S&P, respectively, withdraw its ratings. Ambac Assurance’s requests were predicated by a review of the value of such ratings relative to the cost.

Insurance Regulatory Matters

Ambac Assurance and Everspan Financial Guarantee Corp. (“Everspan”) are domiciled in the State of Wisconsin and, as such, are subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”) and are regulated by the OCI. In addition, Ambac Assurance and Everspan are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed. Ambac Assurance is licensed in all other 49 states, the District of Columbia, the Commonwealth of Puerto Rico, the territory of Guam and the U.S. Virgin Islands and Everspan is licensed in all the same jurisdictions as Ambac Assurance other than Virginia, the District of Columbia and the Commonwealth of Puerto Rico. Under Wisconsin insurance law, the Segregated Account is a separate insurer for purposes of the Segregated Account Rehabilitation Proceedings. As such, the Segregated Account is not separately licensed or regulated, but it is under the control of, and is overseen by, the Rehabilitator.

Insurance laws and regulations applicable to financial guarantee insurers vary by jurisdiction. The laws and regulations generally require financial guarantors to maintain minimum standards of business conduct and solvency; to meet certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership and financial condition. Regulated insurance companies are also required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and in each jurisdiction in which they are licensed. The level of supervisory authority that may be exercised by non-domiciliary insurance regulators varies by jurisdiction. Generally, however, non-domiciliary regulators are authorized to suspend or revoke insurance licenses and to impose license restrictions in the event that laws or regulations are breached by a regulated insurance company or in the event that continued or unrestricted licensure of the regulated insurance company constitutes a “hazardous condition” in the opinion of the regulator. Ambac Assurance’s authority to write new business in Alabama, Louisiana, North Dakota, Tennessee and Ohio has been suspended.

Item 1.	Business

Wisconsin Insurance Laws require regulated insurance companies to maintain minimum standards of business conduct, minimum surplus to policyholders and solvency, meet certain financial tests, and file certain reports, including information concerning their capital structure, ownership and financial condition. As the principal, or domiciliary, regulator of Ambac Assurance and Everspan, OCI has primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings with respect to Ambac Assurance and Everspan. Additionally, the accounts and operations of Ambac Assurance and Everspan are subject to a comprehensive examination by the OCI every three to five years. Wisconsin Insurance Laws also require prior approval by OCI of certain transactions between Ambac Assurance and Everspan and their respective affiliates. As described in “2010, 2011 and Recent Events” located in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, the Rehabilitator of the Segregated Account has imposed certain constraints upon Ambac Assurance through the covenants made for the benefit of the Segregated Account and has assumed the authority to control the management of the Segregated Account.

In 2009, Ambac UK’s license to do new business was curtailed by the FSA and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its credit, suretyship and financial guarantee insurance portfolio in the United Kingdom, and to do the same through a branch in Milan, Italy, and a number of other European Union (“EU”) countries. EU legislation has allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions.

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

The FSA has exercised significant oversight of Ambac UK since 2008, when Ambac Financial Group, and Ambac Assurance (Ambac UK’s sole reinsurer and principal financial support provider prior to the AUK Commutation Agreement) began experiencing financial stress. As more fully discussed in “2010, 2011 and Recent Events” in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 in this Form 10-K, Ambac Assurance entered into the AUK Commutation Agreement with Ambac UK and the Special Deputy Commissioner of OCI, on September 28, 2010, pursuant to which the AUK Reinsurance Agreement was commuted and the Net Worth Maintenance Agreement between Ambac UK and Ambac Assurance was terminated in exchange for, among other things, certain mutual releases, including, without limitation, any right of Ambac Assurance or the Segregated Account to reinsurance premiums from Ambac UK. Ambac Assurance paid a nominal termination amount of one U.S. dollar to Ambac UK in connection with the commutation.

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

Item 1.	Business

and submit to the FSA a solvency margin calculation return in respect of its ultimate parent. All of these solvency requirements may be amended in order to implement the European Union’s proposed “Solvency II” directive on risk-based capital, but that is not expected to be implemented until 2013 at the earliest. The impact of such proposals on Ambac UK remains unclear.

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

Dividend Restrictions, Including Contractual Restrictions

Pursuant to the Wisconsin Insurance Laws, Ambac Assurance and Everspan may declare dividends, subject to restrictions in their respective articles of incorporation, provided that, after giving effect to the distribution, such dividends would not violate certain statutory equity, solvency, income and asset tests. Board action authorizing a shareholder distribution by Ambac Assurance or Everspan (other than stock dividends) must be reported to the OCI at least 30 days prior to payment. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the OCI 30 days in advance of payment. Extraordinary dividends must be reported prior to payment and are subject to disapproval by the OCI. An extraordinary dividend is defined as a dividend or distribution, the fair market value of which, together with all dividends from the preceding 12 months, exceeds the lesser of: (a) 10% of policyholders’ surplus as of the preceding December 31 or (b) the greater of: (i) statutory net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year; or (ii) the aggregate of statutory net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. Additionally, in connection with the termination of reinsurance contracts, OCI requires adjustments to the dividend calculations for any surplus or net income gains recognized. Due to losses experienced by Ambac Assurance, Ambac Assurance was unable to pay common dividends to Ambac in 2010 and 2011 and will be unable to pay common dividends in 2012, without the prior consent of the OCI. See Note 7 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further information on dividends. During 2010, Ambac Assurance paid cash dividends on its preferred shares of $0.8 million.

Item 1.	Business

Ambac Assurance’s ability to pay dividends is further restricted by certain covenants made for the benefit of the Segregated Account and by the Settlement Agreement. See “2010, 2011 and Recent Events” in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further information.

UK law prohibits Ambac UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the UK insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA’s capital requirements in practice act as a restriction on the payment of dividends. Further, the FSA has amended Ambac UK’s license such that the FSA must specifically approve (“non-objection”) to any transfer of value and/or assets from Ambac UK to Ambac Assurance or any other Ambac group company, other than in respect of certain disclosed contracts between the two parties (such as in respect of a management services agreement between Ambac Assurance and Ambac UK). Ambac UK is not expected to pay any dividends to Ambac Assurance for the foreseeable future.

Pursuant to the Settlement Agreement, as discussed in the “2010, 2011 and Recent Events Overview” in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K, Ambac Assurance may not make any “Restricted Payment” (which includes dividends from Ambac Assurance to Ambac) in excess of $5 million in the aggregate per annum, other than Restricted Payments from Ambac Assurance to Ambac in an amount (i) up to $52 million per annum solely to pay interest on indebtedness of Ambac outstanding as of March 15, 2010, or any indebtedness issued as a result of a restructuring or refinancing thereof and (ii) up to $7.5 million per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of the Surplus Notes issued by Ambac Assurance under the Settlement Agreement would also need to be redeemed at par.

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

Item 1.	Business

Financial Services Segment

Ambac’s Financial Services segment historically provided financial and investment products, including investment agreements, derivative products (interest rate and currency swaps) and funding conduits, principally to clients of the financial guarantee business. In 2008, Ambac discontinued writing new investment agreements and derivative products. Ambac also discontinued executing derivative transactions except those entered into with professional counterparties to hedge corporate exposure to changes in interest-rates. Its existing investment agreement and derivative product portfolios are in active runoff, which in addition to natural attrition, may include transaction terminations, settlements, restructurings, hedges, and transfers. The portfolios of the Financial Services segment during 2010 and 2011 included interest rate and currency swaps and investment agreements, including the associated invested asset portfolio. While the derivative products business generally seeks to remain neutral to interest rate and currency fluctuations, the portfolio could experience gains or losses related to certain aspects of portfolio positioning. The derivative products portfolio has been positioned to benefit from rising interest rates in order to mitigate exposure to floating rate obligations in the Financial Guarantee segment.

The principal factors that may affect results as the Financial Services portfolios include: (1) availability of counterparties for hedging transactions; (2) investment returns; (3) the transaction value of future contract terminations, settlements or transfers which may differ from carrying value of the those contracts; (4) changes in the value of securities posted as collateral; (5) the ability to obtain additional liquidity support from Ambac Assurance if needed; (6) changes in the fair value of the derivatives portfolio resulting from interest rate fluctuations and (7) the restrictions imposed upon Ambac Assurance by the contracts executed with the Segregated Account and the Settlement Agreement, and, to the extent that Segregated Account Policies are implicated, the authority of the rehabilitator of the Segregated Account to control the management of the Segregated Account.

Investment Agreements

Ambac currently has remaining investment agreements, including repurchase agreements to asset-backed, structured finance and municipal issuers through its wholly-owned subsidiary, Ambac Capital Funding. In general, investment agreements were customized for each investor to provide a guaranteed interest coupon and ultimate return of principal in accordance with their requirements. Each investment agreement was insured by Ambac Assurance in the form of a financial guaranty insurance policy.

Liquidity risk exists in the portfolio of investment agreements due to contract provisions which require collateral posting or allow early termination of contracts. As of December 31, 2011, 97% of investment agreement principal and accrued interest outstanding was collateralized. Funding for early terminations was supported in part through loans between Ambac Capital Funding and Ambac Assurance. At December 31, 2011, Ambac Capital Funding was indebted to Ambac Assurance in the amount of $500.6 million in cash loans.

See “Liquidity and Capital Resources” of the Management Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 and Note 13 of this Form 10-K to the Consolidated Financial Statements located in Part II, Item 8 for further information on investment agreements.

Derivative Products

The primary activities in the derivative products business were intermediation of interest rate and currency swap transactions through Ambac Financial Services (“AFS”). The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. This portfolio position may have a significant impact on the results of the Financial Services segment as reported under GAAP. Additionally, certain municipal interest rate swaps are not hedged for the basis difference between

Item 1.	Business

issue specific and general tax-exempt index rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to consumer price inflation in the United Kingdom. In addition, the derivative products business uses exchange traded U.S. Treasury futures contracts to hedge interest rate exposures.

Interest rate and currency swaps used for hedging purposes are generally subject to master agreements. These agreements generally require a counterparty in a net mark-to-market liability position to post increasing amounts of collateral if that counterparty’s credit rating declines and/or the net mark-to-market liability increases. Some contracts also contain additional termination provisions linked to downgrades of Ambac Assurance, as guarantor of the swaps. As a result of ratings downgrades to Ambac Assurance, AFS must fully collateralize its mark-to-market liability and generally must post additional collateral in excess of its mark-to-market liabilities under these agreements. In addition, AFS experienced termination events across all its professional counterparties. Such termination events resulted in losses to AFS due to the higher cost of replacing hedge positions, and may result in additional losses in future periods. AFS has borrowed cash and securities from Ambac Assurance, to help support its incremental collateral posting requirements, termination payments and other cash needs. At December 31, 2011, AFS was indebted to Ambac Assurance in the amounts of $468.3 million in cash loans and $270.8 million in borrowed securities.

AFS manages a variety of risks inherent in its businesses, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See “Quantitative and Qualitative Disclosures About Market Risk” located in Part II, Item 7A of this Form 10-K for further information.

Funding Conduits

Ambac previously transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from a subsidiary of Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and related administrative services. As of December 31, 2011, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the special purpose entities. Ambac does not consolidate these special purpose entities under the relevant accounting guidance for consolidation of variable interest entities. See Notes 2 and 3 to the Consolidated Financial Statements located in Part II, Item  8 of this Form 10-K for further information.

INVESTMENTS AND INVESTMENT POLICY

As of December 31, 2011, the consolidated investments of Ambac had an aggregate fair value of approximately $6.9 billion and an aggregate amortized cost of approximately $6.4 billion. The majority of these investments are primarily managed internally by officers of Ambac, who are experienced investment managers. A portion of the portfolio is managed by external investment managers. All investments are made in accordance with the general objectives and guidelines for investments reviewed or overseen by Ambac Assurance and Ambac UK’s respective Boards of Directors. These guidelines include liquidity, credit quality, diversification and duration objectives, and are periodically reviewed and revised as appropriate.

As of December 31, 2011, the Ambac Assurance investment portfolio had an aggregate fair value of approximately $5.5 billion and an aggregate amortized cost of approximately $5.1 billion. Ambac Assurance’s investment objectives are to achieve the highest after-tax yield on a diversified portfolio of fixed income investments while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States

Item 1.	Business

of Wisconsin and New York. Ambac Assurance purchases Ambac Assurance insured securities given their relative risk/reward characteristics in order to mitigate the effect of potential future adverse development in the insured portfolio. Ambac Assurance financial guarantee policies related to these securities have been allocated to the Segregated Account. As described in “2010, 2011 and Recent Events” located in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, Ambac Assurance’s investment policies are subject to certain covenants made for the benefit of the Segregated Account. Further, Ambac Assurance’s investment policies are subject to oversight by the rehabilitator pursuant to contracts entered into between Ambac Assurance and the Segregated Account and, therefore, such policies may change. Any such changes could adversely impact the performance of the investment portfolio.

As of December 31, 2011, the Ambac UK investment portfolio had an aggregate fair value of approximately $0.3 billion and an aggregate amortized cost of approximately $0.3 billion. Ambac UK’s investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holders and meeting their claims. Ambac UK’s investment portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the FSA as regulator of Ambac UK. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.

As of December 31, 2011, the Financial Services investment portfolio had an aggregate fair value of approximately $0.8 billion and an aggregate amortized cost of approximately $0.8 billion. The investment objectives are to invest primarily in high-grade securities that produce sufficient cash flow to satisfy all investment agreement liabilities and intercompany obligations. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

The following tables provide certain information concerning the investments of Ambac:

	Summary of Investments as of December 31,
	2011		2010
Investment Category	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)
($ in thousands)
Long-term investments:
Taxable bonds	$4,611,370	7.24%	$4,385,551	6.09%
Tax-exempt bonds	1,482,449	4.84%	1,476,093	4.88%

Total long-term investments	6,093,819	6.65%	5,861,644	5.77%
Short-term investments(2)	783,071	0.19%	991,567	0.20%
Other	100	—	100	—

Total	$6,876,990	5.86%	$6,853,311	4.93%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

Item 1.	Business

	Investments by Security Type as of December 31,
	2011		2010
Investment Category	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)
($ in thousands)
Municipal obligations(2)	$2,002,999	5.17%	$1,921,336	5.19%
Corporate securities	1,127,500	4.15%	917,908	4.31%
Foreign obligations	94,795	4.13%	118,455	3.80%
U.S. government obligations	372,364	1.26%	272,275	1.89%
U.S. agency obligations	86,871	4.34%	88,294	4.35%
Residential mortgage-backed securities.	1,415,245	16.12%	1,506,809	10.83%
Asset-backed securities	994,045	3.87%	1,036,567	3.40%

Total long-term investments	6,093,819	6.65%	5,861,644	5.77%
Short-term investments(2)	783,071	0.19%	991,567	0.20%
Other	100	—	100	—

Total	$6,876,990	5.86%	$6,853,311	4.93%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

Ambac has RMBS exposure in the Ambac Assurance and Financial Services investment portfolios. Please refer to the tables in Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Balance Sheet” section below for a discussion of (i) the fair value of mortgage and asset-backed securities by classification, and (ii) the fair value of residential mortgage-backed securities by vintage and type.

EMPLOYEES

As of December 31, 2011, Ambac and its subsidiaries had 227 employees. Ambac considers its employee relations to be satisfactory.

CORPORATE GOVERNANCE

The Sarbanes-Oxley Act of 2002 requires Chief Executive Officers and Chief Financial Officers to make certain certifications with respect to this report and to Ambac’s disclosure controls and procedures and internal control over financial reporting.

Ambac’s Disclosure Committee has the responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for Ambac in connection with its external disclosures. Ambac has a Code of Business Conduct which promotes management’s control philosophy and expresses the values which govern employee behavior and help maintain Ambac’s commitment to the highest standards of conduct. This code can be found on Ambac’s website at www.ambac.com on the “Investor Relations” page under “Corporate Governance.” Ambac will disclose on its website any amendment to, or waiver from, a provision of its Code of Business Conduct that applies to its CEO, Chief Financial Officer (“CFO”) or Chief Accounting Officer (“CAO”). Ambac’s corporate governance guidelines and the charters for the audit committee, governance committee and compensation committee are also available on our website under the “Corporate Governance” page.

Item 1A.	Risk Factors.

References in the risk factors to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our,” “us” and “Company” are to Ambac, Ambac Assurance Corporation, Everspan Financial Guarantee Corp., and Ambac Credit Products LLC as the context requires. Capitalized terms used but not defined in this section shall have the meanings ascribed thereto in Part I, Item 1 of this Form 10-K or in Note (1) to the Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K unless otherwise indicated.

The Reorganization Plan may not be consummated if certain conditions are not met which would result in delay and significant expense to us, adversely impacting our operations during this period.

Consummation and effectiveness of the Reorganization Plan is subject to the satisfaction or waiver of the following conditions: (i) the Bankruptcy Court shall have entered an order confirming the Reorganization Plan and such order shall have become final in accordance with the Reorganization Plan; (ii) the Bankruptcy Court shall have approved any supplement filed with respect to the Reorganization Plan; (iii) new organizational documents of the Company shall have been effected; (iv) the Company shall have executed and delivered all documents necessary to effectuate the issuance of the common stock and warrants (if applicable) pursuant to the Reorganization Plan; (v) all authorizations, consents and regulatory approvals required, if any, in connection with the consummation of the Reorganization Plan shall have been obtained; (vi) the Stipulation (as defined in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) shall have become effective; (vii) the terms of the IRS Settlement (as defined in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) shall have been approved by OCI, the United States, the Rehabilitation Court, and the Creditors’ Committee, and all conditions to the effectiveness of the IRS Settlement shall have been satisfied; (viii) the IRS Settlement and all transaction documents relating thereto shall have been executed by the parties thereto; (ix) the Bankruptcy Court shall have entered an order pursuant to Bankruptcy Rule 9019 approving the IRS Settlement; (x) the aggregate face amount of allowed and disputed general unsecured claims shall be less than $50 million; (xi) the Rehabilitation Court shall have approved the transactions contemplated by the Mediation Agreement, the Amended TSA, the Cost Allocation Agreement, and the Cooperation Agreement Amendment; (xii) the Cash Grant shall have been paid or paid into escrow as provided in the Mediation Agreement; (xiii) the Amended TSA, the Cooperation Agreement Amendment and the Cost Allocation Agreement shall have been executed; and (xiv) all other actions, documents, certificates and agreements necessary to implement the Reorganization Plan shall have been effected or executed and delivered to the required parties and, to the extent required, filed with applicable governmental units in accordance with applicable laws.

As noted above, the conditions to the consummation of the Reorganization Plan included the finalization of the IRS Settlement. Finalization of such settlement requires (i) the acceptance of the terms set forth in the Offer Letter (as defined in Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) by the United States; (ii) the satisfaction of all conditions set forth in the Offer Letter; (iii) the approvals of OCI, the Rehabilitation Court, the Creditors’ Committee, and the Bankruptcy Court; (iv) the execution by all parties thereto of all transaction documents related to the IRS Settlement; and (v) agreement by the IRS that no “ownership change” with respect to Ambac Assurance for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”) or Deconsolidation Event occurred during the 2010 taxable year as a result of certain events described in the Offer Letter.

Furthermore, as noted above, the Reorganization Plan may not be consummated unless the Rehabilitation Court has approved the transactions contemplated in the Mediation Agreement. The Rehabilitation Court entered an order approving such transactions on November 10, 2011; however, such order has been appealed and may be overturned or stayed. There can be no assurance that the order entered by the Rehabilitation Court will remain in effect.

As noted above, consummation of the Reorganization Plan also requires that the Stipulation has become effective. The Stipulation will not become effective until certain conditions are met, including, without limitation, the following:

(i)	The judgment of the United States District Court for the Southern District of New York (“USDC SDNY”) approving the settlement of the Securities Class Actions (as defined in Note 17 to the

Item 1A.	Risk Factors.

Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) shall have become “Final,” meaning that the time to appeal such judgment shall have expired without an appeal having been taking or, if an appeal has been taken, that (a) the appeal has been decided by all appellate courts without causing a material change in the judgment or (b) the judgment has been upheld on appeal and is no longer subject to appellate review. The judgment of the USDC SDNY has not yet become “Final” as a result of the filing of an appeal.

(ii)	The order of the Bankruptcy Court approving the Stipulation and approving Ambac’s entry into the Stipulation shall have become Final. The order of the Bankruptcy Court has not yet become Final as a result of the filing of an appeal.

(iii)	The Derivative Actions (as defined in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) filed in the Southern District of New York, the Delaware Court of Chancery, and the New York Supreme shall have been dismissed. The order of the Delaware Court of Chancery dismissing the Delaware derivative action has been appealed to the Delaware Supreme Court, and one of the New York Supreme Court Derivative Actions remains listed on the Court’s docket as “stayed” instead of disposed of.

There can be no assurance that these conditions will be met and that the Stipulation will become effective; nor can there be any assurance as to the timing of the satisfaction of such conditions.

Given the number and complexity of the conditions to consummation and effectiveness of the Reorganization Plan, there can be no assurance that such conditions will be met. Nor can the Company estimate when consummation and effectiveness of the Reorganization Plan will occur, even assuming that such conditions will be satisfied. The failure to satisfy or obtain the necessary waivers with respect to such conditions in a timely manner could result in the Company seeking to modify the Reorganization Plan, pursuing an alternative Chapter 11 plan of reorganization or electing to convert the Chapter 11 case to a Chapter 7 liquidation. Modification of the Reorganization Plan or development of an alternative Chapter 11 plan would result in delay and significant expense, thus imperiling the Company’s ability to successfully reorganize. Furthermore, there can be no assurance that any alternative Chapter 11 plan would be as favorable to holders of Ambac securities and claims as those proposed in the Reorganization Plan. Conversion to Chapter 7 liquidation would, in the view of the Company, produce a less favorable outcome for holders of Ambac securities and claims than would the Reorganization Plan.

Trading in our securities prior to our emergence from bankruptcy is highly speculative and poses substantial risks as our Reorganization Plan reflects that our common stock will be cancelled and accordingly holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, such investment.

If our Reorganization Plan is consummated, our existing common stock will be cancelled and extinguished and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. Amounts invested by such holders in our outstanding equity securities will not be recoverable. As such, our currently outstanding equity securities likely have no value.

The IRS Settlement may not be finalized, which would negatively impact the ability of the Company to consummate the Reorganization Plan and expose the Company to risks of litigation.

As stated above, failure to finalize the IRS Settlement could imperil the ability of the Company to consummate its Reorganization Plan. Moreover, a prolonged timetable in consummating the settlement could result in significant expense, threatening the Company’s ability to successfully reorganize. In the absence of a settlement, the IRS Dispute will proceed to trial. Should the IRS prevail in litigation, allowance of its claim as filed in the Bankruptcy Court would seriously jeopardize the Company’s ability to reorganize and may result in conversion to a Chapter 7 case.

Item 1A.	Risk Factors.

Disputes between Ambac and Ambac Assurance may result from the failure to consummate a Plan, which could reduce the overall value of the Company.

If the Reorganization Plan is not consummated, the Company may lose the benefits of the Amended Plan Settlement. In the absence of an agreement among the Company, the Creditors’ Committee, Ambac Assurance, the Segregated Account and OCI with respect to the allocation of potential sources of value (principally NOLs) and expense sharing between the Company and Ambac Assurance, the Company or its creditors could take actions which would adversely affect Ambac Assurance and/or the Segregated Account. For example, the Company or its creditors could seek to impose a constructive trust with respect to cash payments received by Ambac Assurance and/or seek to re-organize Ambac’s ownership interest in Ambac Assurance in order to achieve a deconsolidation of Ambac and Ambac Assurance for tax purposes, with the result that Ambac would become entitled to the use of all NOLs in existence on the date of such deconsolidation. Such disputes and/or litigation between Ambac and Ambac Assurance could prolong the Chapter 11 proceeding, with resultant increases in the expenses of the Chapter 11 proceeding, and could threaten Ambac’s ability to successfully reorganize. Additionally, such disputes and/or litigation could prompt OCI to initiate rehabilitation proceedings with respect to Ambac Assurance, either preemptively or in response to any such action; initiation of a rehabilitation proceeding with respect to Ambac Assurance could decrease the residual value, if any, of Ambac Assurance.

A long and protracted Chapter 11 proceeding could disrupt our operations and divert the attention of our management from our operations and the implementation of our post-bankruptcy plan.

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

The Rehabilitator is considering substantial amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings against Ambac Assurance which would likely have adverse consequences to holders of Ambac securities and may have adverse consequences to holders of securities insured by Ambac Assurance.

As described elsewhere herein, the issuance of Surplus Notes by both Ambac Assurance and the Segregated Account as contemplated by the current Segregated Account Rehabilitation Plan could subject Ambac Assurance to the risk of deconsolidation from Ambac for tax purposes, which may also result in a Section 382 limitation with respect to Ambac Assurance’s NOLs or an attribution of such NOLs to Ambac, or could subject Ambac Assurance to the risk of recognizing significant cancellation of indebtedness income. As a result, the Rehabilitator is considering substantial amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings with respect to Ambac Assurance. Such amendments to the Segregated Account Rehabilitation Plan (and, presumably, any rehabilitation plan with respect to Ambac Assurance) could include the elimination of the issuance of Surplus Notes by the Segregated Account and/or the imposition of transfer restrictions on any Surplus Notes issued by the Segregated Account.

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

Item 1A.	Risk Factors.

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

Since our consolidated financial statements will reflect fresh start accounting adjustments upon emergence from bankruptcy, and because of the effects of the transactions that will become effective pursuant to the Reorganization Plan, our financial information in the post-emergence financial statements will not be comparable to our financial information from prior periods.

Upon our emergence from bankruptcy, we will adopt fresh start accounting pursuant to which the carrying value of the Company’s assets and liabilities will be adjusted as of the date of its emergence from bankruptcy. Thus, our future consolidated financial statements will not be comparable in many respects to our consolidated financial statements for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the reorganization proceedings.

We might not be able to accomplish the objectives of our business strategy even after we have reorganized our capital structure and financial obligations through the consummation of the Reorganization Plan.

The value of Ambac is dependent upon the residual value of Ambac Assurance, the receipt of payments to be made by Ambac Assurance pursuant to the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement, and Ambac’s ability to generate new business. There can be no assurance that Ambac will be able to realize residual value in Ambac Assurance. Ambac Assurance is in run-off and the Segregated Account is subject to rehabilitation proceedings. It is uncertain whether Ambac Assurance will be able to satisfy all of its obligations and make dividend payments to Ambac. Furthermore, the payments to be made to Ambac under the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement are subject to contingencies that are difficult to predict, making the amount and timing of such payments uncertain. Ambac’s ability to generate new business is also uncertain, given the condition and circumstances of Ambac Assurance and the difficulty of leveraging or monetizing its other assets.

The occurrence of certain events could result in the initiation of rehabilitation proceedings against Ambac Assurance, with resulting adverse consequences to holders of Ambac securities.

Holders of claims that were allocated to the Segregated Account have challenged the establishment of the Segregated Account. If such challenges are successful, Ambac Assurance and/or the Segregated Account may be exposed to the risk of greater losses. Similarly, if the Amended Plan Settlement is lost due to a failure to consummate the Reorganization Plan, Ambac (or its creditors) could take actions which would adversely affect Ambac Assurance and/or the Segregated Account. In response to these or other events, such as increased loss development in the General Account of Ambac Assurance, OCI may determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to Ambac Assurance, either preemptively or in response to any such event.

If, as a result of the occurrence of any such event(s), OCI decides to initiate rehabilitation proceedings with respect to Ambac Assurance, adverse consequences may result, including, without limitation, the assertion of damages by counterparties (including mark-to-market claims with respect to insured transactions executed in ISDA format) and the acceleration of losses based on early termination triggers and the loss of control rights in insured transactions, thereby reducing the residual value of Ambac Assurance. Additionally, the Rehabilitator would assume control of all of Ambac Assurance’s assets and management of Ambac Assurance. In exercising control, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac; such actions may result in material adverse consequences for Ambac’s securityholders. In addition, the initiation of delinquency proceedings against Ambac Assurance would further decrease the likelihood that OCI will permit Ambac Assurance to make future dividend payments to Ambac.

Item 1A.	Risk Factors.

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

As of December 31, 2011, we have estimated subrogation recoveries of $2,692.4 million (net of reinsurance), which is included in our loss reserves. These recoveries are based principally on contractual claims arising from RMBS transactions that we have insured, and represent our estimate of the amounts we will ultimately recover. However, our ability to recover these amounts is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take the actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover any amounts our stockholders’ deficit as of December 31, 2011 would increase from $3,149.5 million to $5,841.9 million.

Actions of the Rehabilitator could adversely affect Ambac, including impacting our ability to realize our remediation recoveries.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation, loss mitigation and efforts to recover losses in the Segregated Account, including recovery efforts in respect of breaches of representations and warranties by sponsors of Ambac-insured RMBS. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities that remain in Ambac Assurance. As a result, any efforts to remediate losses, and any actions taken by Ambac Assurance, are subject to the approval of the Rehabilitator. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac. Decisions made by the Rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders. In addition, we are not able to predict the impact such oversight will have on the remediation of losses, and, in particular, on our efforts to recover losses attributable to breaches of representations and warranties by sponsors of Ambac-insured RMBS and our ability to commute outstanding policies and repurchase Surplus Notes, nor whether the Rehabilitator will pursue such remediation as vigorously as we have done in the past.

In addition, the Rehabilitator may propose amendments to the Segregated Account Rehabilitation Plan that could have a significant impact on our financial statements as such amendments could have the effect of minimizing NOL usage payments to Ambac pursuant to the Amended TSA.

In addition, as a result of the Segregated Account Rehabilitation Proceedings, certain key personnel have chosen to leave Ambac, and additional people may decide to leave. The loss of such personnel could adversely impact Ambac’s financial results.

Item 1A.	Risk Factors.

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default, management’s ability to execute commutation transactions, and estimated remediation recoveries for, among other things, breaches by RMBS issuers of representations and warranties. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As a result of the inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed such reserves.

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

We also rely on internally and externally developed complex financial models, including licensed models related to RMBS to project performance of our insured obligations. Differences in the models that we employ, and/or flaws in these financial models and/or faulty assumptions inherent in these financial models and those determined by management, could lead to increased losses and loss reserves. Uncertainty with respect to the ultimate performance of certain of our insured exposures may result in substantial changes in loss reserves and/or actual losses. Moreover, modeled estimates of transaction performance depend in part on our interpretations of contracts and other bases of our legal rights. Such interpretations may prove to be incorrect or different interpretations may be employed by bond trustees and other transaction participants, which could lead to increased losses and loss reserves.

Some of the state and local governments and finance authorities that issue public finance obligations we insure are experiencing fiscal stress that could result in increased credit losses or impairments on those obligations or increased liquidity claims.

We have historically experienced low levels of defaults in our U.S. public finance insured portfolio, including during the financial crisis that began in mid-2007. However, recently many state and local governments that issue obligations we insure have reported unprecedented budget shortfalls that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Government entities may also take other actions that may impact their own creditworthiness or the creditworthiness of directly or indirectly related issuers. For example, the State of California recently abolished redevelopment agencies in the State, and while the agencies’ existing debt is required to be repaid, there can be no certainty that the agencies have the ability or willingness to pay their debts when due. In addition, some issuers of obligations we insure have either defaulted or filed for bankruptcy, raising concerns about their ultimate ability to service the debt we insure or recover claims paid in the future. While there has been some support provided by the U.S. federal government designed to provide aid to state and local governments, certain state and local governments remain under extreme financial stress. If the issuers of the obligations in our U.S. public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, we may experience liquidity claims and/or ultimate losses or impairments on those obligations, which could adversely affect our business, financial condition and results of operations.

Item 1A.	Risk Factors.

We are exposed to operational risks with respect to the payment of claim liabilities of the Segregated Account.

Ambac Assurance, as the management services provider to the Segregated Account, handles certain administrative and management services for the Segregated Account. Under the Segregated Account Rehabilitation Plan that has been confirmed by the Rehabilitation Court but is not yet effective and is subject to change, it is contemplated that the Segregated Account will partially satisfy its claim liabilities through the issuance of Surplus Notes. In connection with the distribution of Surplus Notes, or the implementation of any alternative processes designed to handle policy claims against the Segregated Account, Ambac Assurance is exposed to operational risks related to the settlement or proper accounting for such claims.

Market risks could adversely impact our assets posted as collateral in respect of investment agreements and interest rate swap transactions.

As a result of the downgrades of Ambac Assurance’s financial strength rating, we are required to post collateral with respect to certain investment agreements and interest rate swap transactions. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Ratings and Collateral” of this Form 10-K. We will be required to post additional collateral if the market value of the assets used to collateralize our obligations declines or if there are changes in the collateral posting obligations under these agreements and transactions.

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

If the Financial Services businesses fail to post collateral as required, counterparties may be entitled to terminate the transactions. Upon such terminations, we could liquidate securities with unrealized mark-to-market losses which could have a material adverse effect on our liquidity. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Ratings and Collateral” of this Form 10-K. The termination of such transactions, if unpaid by our Financial Services businesses, would trigger Ambac Assurance’s obligations to make payments under the financial guarantee insurance policies it previously issued. To the extent that the OCI determines that the payment by Ambac Assurance under such policies could place Ambac Assurance in a hazardous condition, the OCI could initiate rehabilitation proceedings with respect to Ambac Assurance.

Risks that impact assets in our investment portfolio could adversely affect our ability to pay our liabilities and accordingly have a negative effect on our operations.

Our investment portfolio may be adversely affected by events and developments in the capital markets including interest rate movements, credit rating downgrades, ABS and RMBS prepayment speeds (which are impacted by the claims moratorium in effect at Ambac Assurance) and foreign exchange movements.

To the extent we need to liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets could be sold at prices less than fair value as of December 31, 2011.

The change in composition of the securities in our investment portfolio exposes us to greater risk.

Prior to the rating agency actions on Ambac Assurance, Ambac Assurance managed its investment portfolio in accordance with rating agency standards for a AAA-rated insurance company. As a result of the significant

Item 1A.	Risk Factors.

declines in, and ultimate withdrawal of, Ambac Assurance’s financial strength ratings, it is no longer necessary to comply with the strict investment portfolio guidelines for a AAA-rated company. Therefore, Ambac Assurance has decided to maintain a portion of its investment portfolio in lower-rated securities in order to increase the investment return on its portfolio. Investments in lower-rated securities and “alternative assets” could expose Ambac to increased losses on its investment portfolio in addition to risks described above and/or decrease the liquidity of the investment portfolio. Ambac Assurance’s investment policies are also subject to certain covenants enforceable by OCI. Any changes as a result of such covenants could adversely impact the performance of the investment portfolio.

The determination of the amount of other-than temporary impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.

The determination of the amount of impairments on our investments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments. We use externally developed financial models to project impairments with respect to RMBS held in our investment portfolio. Differences in the models we employ and/or flaws in these models and/or faulty assumptions inherent in these models and those determined by management, could lead to increased impairments with respect to RMBS in our investment portfolio.

We are subject to credit and liquidity risk due to unscheduled and unanticipated withdrawals on Investment Agreements.

Ambac’s Investment Agreement business has issued investment agreements to investors that may allow for early withdrawal (i.e. deviate from a defined or expected withdrawal schedule). The provisions that allow for early withdrawal vary by transaction but include events such as credit events, early call provisions, loss events, construction project development variance and changes in tax laws. To the extent we experience an increase in unanticipated withdrawals, the Investment Agreement business may be required to liquidate certain asset holdings. This early liquidation of asset holdings may result in a realized loss.

Our inability to attract and retain qualified executives and employees or the loss of any of these personnel could negatively impact our business.

Our ability to mitigate losses in Ambac Assurance’s insured portfolio and with respect to liabilities allocated to the Segregated Account, and to effectively implement a reorganization under Chapter 11, depend on the retention and recruitment of qualified executives and other professionals. We rely substantially upon the services of our current executive team. In addition to these officers, we require key staff with risk mitigation, structured finance, insurance, credit, investment, accounting, finance, legal and technical skills. As a result of Ambac’s bankruptcy filing and the rehabilitation proceedings for the Segregated Account, there is an increased risk that executive officers and other key staff will leave the company and replacements may not be incented to join the company. The loss of the services of members of our senior management team or our inability to hire and retain other talented personnel could delay or prevent us from fully implementing our remediation and reorganization strategies, which could further negatively impact our business.

Item 1A.	Risk Factors.

We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows.

Ambac, and certain of its present and former officers and directors, have been named in lawsuits that allege violations of the federal securities laws and/or state law. Ambac also has been named in lawsuits relating to transactions entered into by its financial guarantee subsidiary, Ambac Assurance, and its financial services businesses. In addition, Ambac has received various regulatory inquiries and requests for information. Please see Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information on these various proceedings.

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

We have insured RMBS transactions (including transactions comprised of second lien mortgage products, home equity line of credit (“HELOCs”) and closed end second mortgage loans, and Alt-A or mid-prime loans) and are thus exposed to credit risk associated with those asset classes. Performance of these transactions can be adversely affected by general economic conditions, including a recession, rising unemployment rates, declining house prices, increasing foreclosure rates and unavailability of consumer credit; mortgage product attributes, such as interest rate adjustments and balloon payment obligations; borrower and/or originator fraud; mortgage servicer activities and underperformance and financial difficulty experienced by such servicers.

While further deterioration in the performance of consumer assets, including mortgage-related assets, credit cards, student loans and auto loans and leases, may occur, the extent and duration of any future deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within Ambac Assurance’s portfolio. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful or inure to the benefit of the transactions insured by Ambac. Servicer settlements with governmental authorities regarding foreclosure irregularities are generally designed to protect homeowners and may increase losses on securities insured by Ambac.

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

Item 1A.	Risk Factors.

the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. These credit risks could cause increased losses and loss reserves, estimates of credit impairments and mark-to-market losses with respect to credit derivatives in our financial guarantee business; and we could experience losses and decreases in the value of our investment portfolio and, therefore, our financial strength. Such credit risks may be in the form of large single risk exposures to particular issuers, reinsurers or counterparties; losses caused by catastrophic events (including terrorist acts and natural disasters); losses caused by increases in municipal defaults; or losses in respect of different, but correlated, credit exposures. For additional information on our reinsurers, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” in this Form 10-K.

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

Item 1A.	Risk Factors.

We are subject to extensive regulation in the conduct of our financial guarantee insurance business; application of and/or amendments to, these insurance laws and regulations could have a material adverse impact on our business results, the Company and Ambac Assurance.

Our principal subsidiary, Ambac Assurance, is subject to the insurance laws and regulations of each jurisdiction in which it is licensed. Ambac Assurance UK Limited (“Ambac UK”), the subsidiary through which we wrote financial guarantee insurance in the United Kingdom and in the European Union, is regulated by the UK’s Financial Services Authority (“FSA”). Failure to comply with applicable insurance laws and regulations (including, without limitation, minimum surplus requirements, aggregate risk limits and single risk limits) could expose us to fines, the loss or suspension of insurance licenses in certain jurisdictions, the imposition of orders by regulators with respect to the conduct of business by our insurance company subsidiaries and/or the inability of Ambac Assurance to dividend monies to us, all of which could have an adverse impact on our business results and prospects.

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

Our subsidiary, Ambac Assurance, is a Wisconsin corporation and is subject to the insurance and regulatory laws of the State of Wisconsin. Under Wisconsin insurance holding company laws, there is a presumption that a holder of 10% or more of Ambac’s voting stock controls Ambac Assurance and any such acquisition of control requires the prior approval of the OCI. In addition, as a result of Ambac being the holding company of Ambac UK, the prior consent of the FSA is required for any individual, group or institution who proposes to take a step that would result in becoming a controller, or increasing control, over Ambac UK. Among other things, any shareholder must receive the prior consent of the FSA prior to holding 10 percent or more of Ambac’s shares.

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

Item 1A.	Risk Factors.

U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As part of the ongoing audit of Ambac’s 2007-2009 consolidated federal income tax returns and refund claims, the IRS has proposed to disallow Ambac’s (as the consolidated tax filer) deductions of CDS losses as ordinary losses, effectively taking the position that they were more properly characterized as capital losses. On May 4, 2011 the IRS filed a proof of claim in the Bankruptcy Court in the amount of approximately $800 million relating to the tax treatment of the CDS contracts, which Ambac opposed. As of December 31, 2011, Ambac had NOLs amounting to approximately $7,862 million, which is comprised of $7,151 million in ordinary, $364 million in capital federal income tax losses, and $347 million in international losses. Although Ambac believes these contracts are properly characterized as notional principal contracts, if the IRS were to successfully assert the proposed disallowance resulting from its examination and its claim in the bankruptcy case, Ambac would be subject to both a substantial reduction in its NOLs and would suffer a material assessment for U.S. federal income taxes. Such assessments and reductions in NOLs would have a material adverse impact on our financial condition and would seriously jeopardize the Company’s ability to reorganize and may result in conversion to a Chapter 7 case. Such assessments related to the tentative refunds, which amount to approximately $700 million, may be made by the Internal Revenue Service at any time and, without prior notice to Ambac, pursuant to section 6213(b) of the Tax Code. Subject to applicable law, existing court orders and the terms of a stipulation requiring the IRS to provide notice to Ambac five business days before taking any enforcement action, the IRS may then file a lien that attaches to Ambac’s property interests, including the property interests of any member of the consolidated tax group, and commence collection efforts. If these events occur, the Segregated Account Rehabilitation Plan may be materially impacted and Ambac’s ability to effectively reorganize may be seriously jeopardized. While these issues would be resolved upon finalization of the IRS Settlement, there can be no assurance that the IRS Settlement will be consummated.

Issuance of Surplus Notes may cause Ambac Assurance to recognize CODI, which could significantly reduce the Ambac Assurance NOLs.

If either the Surplus Notes issued by Ambac Assurance or by the Segregated Account or the claims for which the Surplus Notes are exchanged are “publicly traded” for purposes of section 1273 of the Tax Code and applicable Treasury Regulations thereunder, Ambac Assurance will be treated as having satisfied the policyholders’ claims against Ambac Assurance for an amount equal to the fair market value of the Surplus Notes (plus any other consideration transferred). Although the analysis related to whether the Surplus Notes or claims are “publicly traded” is not clear and there is little authority addressing this issue, determining that either the Surplus Notes or claims are “publicly traded” could cause Ambac Assurance to recognize a potentially significant amount of cancellation of debt income (“CODI”), which would reduce the Ambac Assurance NOLs by the amount of such CODI. The reduction in the Ambac Assurance NOL could impair Ambac Assurance’s ability to satisfy claims asserted against the Segregated Account or Ambac Assurance. In addition, holders of the Surplus Notes may recognize interest income pursuant to the original issue discount rules prior to receipt of interest payments on the Surplus Notes.

Surplus Notes issued by either Ambac Assurance or the Segregated Account may be characterized as equity of Ambac Assurance and as a result, Ambac Assurance may no longer be a member of the U.S. federal income tax consolidated group of which the Company is the common parent.

It is possible the Surplus Notes issued by either Ambac Assurance or the Segregated Account may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If the Surplus Notes are characterized as equity of Ambac Assurance and it is determined the Surplus Notes represented more than twenty (20) percent of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with the Company. As a result, Ambac Assurance may no longer be characterized as a member of the U.S. federal income tax consolidated group of which the

Item 1A.	Risk Factors.

Company is the common parent (the “Ambac Consolidated Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including Ambac Assurance as the new common parent and Ambac Assurance’s affiliated subsidiaries (the “Ambac Assurance Consolidated Tax Group”).

To the extent Ambac Assurance is no longer a member of the Ambac Consolidated Group, Ambac Assurance’s NOLs (and certain other available tax attributes of Ambac Assurance and the other members of the Ambac Assurance Consolidated Tax Group) may no longer be available for use by the Ambac Assurance Consolidated Tax Group or any of the remaining members of the Ambac Assurance Consolidated Tax Group to reduce the U.S. federal income tax liabilities of the Ambac Assurance Consolidated Tax Group. Pursuant to the Mediation Agreement, the Company and Ambac Assurance, among other parties, agreed to enter into a tax sharing agreement that would require the Company to make certain tax elections that could mitigate the loss of NOLs and other tax attributes resulting from a deconsolidation of Ambac Assurance from the Ambac Consolidated Group. However, in the event of a deconsolidation, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Ambac Consolidated Group including certain favorable rules relating to transactions occurring between members of the Ambac Consolidated Group and members of the Ambac Assurance Consolidated Tax Group.

If the Surplus Notes are characterized as equity of Ambac Assurance, the Ambac Assurance NOLs (and certain other tax attributes or tax benefits of the Ambac Consolidated Group) may be subject to limitation under Section 382 of the Tax Code.

It is possible the Surplus Notes may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. As a result, transfers of the Surplus Notes by holders or to holders of more than 5 percent of the Surplus Notes may result in an “ownership change” of Ambac Assurance for purposes of Section 382 of the Tax Code. If such an ownership change were to occur, the value and amount of the Ambac Assurance NOLs would be substantially impaired, increasing the U.S. federal income tax liability of Ambac Assurance and materially reducing cash available to dividend to the reorganized company, as well as reducing the value of Ambac Assurance’s stock owned by the reorganized company.

Deductions with respect to interest accruing on the Surplus Notes may be eliminated or deferred until payment.

To the extent the Surplus Notes are characterized as equity for U.S. federal income tax purposes, accrued interest will not be deductible by Ambac Assurance. In addition, even if the Surplus Notes are characterized as debt for U.S. federal income tax purposes, the deduction of interest accruing on the Surplus Notes may be deferred until paid or eliminated in part depending upon (i) the terms of any deferral and payment provisions provided in the Surplus Notes, (ii) whether the Surplus Notes have “significant original issue discount” and (iii) the yield to maturity of the Surplus Notes. To the extent deductions with respect to interest is eliminated or deferred, the U.S. federal income tax of the members of the Ambac Consolidated Group or the members of the Ambac Assurance Consolidated Tax as the case maybe, could be materially increased reducing the amount of cash available to pay third party obligations or dividends.

The Ambac Assurance NOL (and certain other tax attributes or tax benefits of the Ambac Consolidated Group) may be subject to limitation as a result of the bankruptcy reorganization.

Under Section 382 of the Tax Code, if a “loss corporation” (generally, a corporation with NOLs and/or built-in losses) undergoes an “ownership change,” the amount of such corporation’s pre-ownership change NOLs that may be utilized to offset future taxable income generally is subject to an annual limitation (the “Annual Section 382 Limitation”). In general, the amount of the Annual Section 382 Limitation is equal to the product of

Item 1A.	Risk Factors.

(1) the fair market value of the stock of the corporation (or, in the case of a consolidated group, generally the stock of the common parent) immediately before the ownership change (with certain adjustments) and (2) the “long-term tax-exempt rate” in effect for the month in which the ownership change occurs. In general, an “ownership change” occurs if shareholders owning 5 percent or more of the corporation’s stock increase their ownership by greater than 50 percentage points over a three-year testing period.

It is likely that Ambac would undergo an “ownership change” for purposes of section 382 of the Tax Code as a result of implementation of a bankruptcy plan of reorganization. Ambac expects to qualify under a special exception contained in Section 382(l)(5) of the Tax Code (the “L5 Exception”) in order to avoid an ownership change as a result of the implementation of the bankruptcy plan of reorganization.

In connection with the Bankruptcy Filing, the Bankruptcy Court issued an order (the “Trading Order”) restricting certain transfers of equity interests in and claims against Ambac. The purpose of the Trading Order is to increase the likelihood that Ambac may qualify for the L5 Exception and thereby preserve Ambac’s NOLs. The Trading Order implements notice and hearing procedures for transfers by a person or entity that beneficially owns more than 13,500,000 shares of Ambac stock. Transfers of stock in violation of this Trading Order will be void ab initio. In addition, the Trading Order generally requires persons or entities that beneficially own claims against Ambac totaling more than $55 million (each, a “Substantial Claimholder”) to agree to “sell down” a portion of its claims against Ambac prior to a bankruptcy reorganization, such that the claimholder would receive less than 5 percent of reorganized Ambac’s stock in a bankruptcy plan of reorganization that may qualify for the L5 Exception. Any claimholder who does not comply with the Trading Order would only receive stock in reorganized Ambac equal to less than 5 percent of reorganized Ambac’s outstanding stock.

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

The uncertainties related to European sovereign and bank default risk have resulted in greater levels of volatility within the capital markets and a “flight to quality” that has helped suppress US interest rates. As a result, reinvestment opportunities have been limited by the overall low level of nominal rates and liquidity for other than the highest quality investments has been constrained. If such market conditions continue for a prolonged period of time they could have a material adverse impact on Ambac’s operating results and financial condition. In addition, stress in the European markets may have an adverse impact on certain obligations insured by Ambac Assurance and Ambac UK that are sensitive to economic conditions in Europe and that are reliant on the European capital markets for financing.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

The executive office of Ambac is located at One State Street Plaza, New York, New York 10004, which consists of approximately 103,500 square feet of office space, under an agreement with an initial term that expires in December 2015. This office houses operations for all reportable business segments.

Ambac UK also maintains offices in the United Kingdom (London), which consist of approximately 3,500 square feet of office space, under an agreement that expires in October 2020, with an earlier term option at Ambac’s discretion; and in Italy (Milan).

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

Please refer to Note 17 “Commitments and Contingencies” of the Consolidated Financial Statements located in Part II, Item 8 in this Form 10-K for a discussion on Legal Proceedings against Ambac and its subsidiaries.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock currently trades on OTCQB, the middle tier of the OTC marketplace reserved for fully reporting issuers, under the symbol “ABKFQ.” On November 9, 2010, our common stock ceased trading on the New York Stock Exchange (“NYSE”) and began trading on the OTCQB. The following table sets forth the high and low sales prices for the common stock for the periods indicated through November 8, 2010 as reported by the NYSE and on or after November 9, 2010, the high and low bid quotations as reported by Bloomberg Financial Services, Inc. Such Over-the-counter market quotations reflect interdealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low	Dividends
2011:
Fourth Quarter	$0.078	$0.021	$0
Third Quarter	$0.120	$0.040	$0
Second Quarter	$0.160	$0.079	$0
First Quarter	$0.275	$0.108	$0
2010:
Fourth Quarter	$1.150	$0.021	$0
Third Quarter	$1.050	$0.400	$0
Second Quarter	$3.390	$0.540	$0
First Quarter	$0.880	$0.515	$0

(b) Holders

On March 9, 2012, there were 90 stockholders of record of Ambac’s Common Stock.

Item 5.	Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.

(c) Dividends

Information concerning payments and restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters—Dividend Restrictions, Including Contractual Restrictions” and in Note 7 to the Consolidated Financial Statements located in Part II, Item 8 in this Form 10-K.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company, as debtor and debtor-in-possession, filed a Plan of Reorganization on July 6, 2011, a First Amended Plan of Reorganization on September 21, 2011, a Second Amended Plan of Reorganization on September 30, 2011, a Third Amended Plan of Reorganization on February 24, 2012, a Fourth Amended Plan of Reorganization on March 9, 2012, and a Fifth Amended Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be further amended, the “Reorganization Plan”). The Reorganization Plan reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance Corporation (“Ambac Assurance”), the Segregated Account (as defined below) and OCI (as defined below) (as regulator of Ambac Assurance and as Rehabilitator (as defined below) of the Segregated Account) related to (i) the net operating loss carryforwards (“NOLs”) of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member (the “Ambac Consolidated Group”), (ii) certain tax refunds received in respect thereof (the “Tax Refunds”) and (iii) the sharing of expenses between the Company and Ambac Assurance. The terms of the Amended Plan Settlement are memorialized in that certain Mediation Agreement dated September 21, 2011 (the “Mediation Agreement”) among such parties. Refer to Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further discussion of the Amended Plan Settlement.

Ambac Assurance is Ambac’s principal operating subsidiary. Ambac Assurance is a financial guarantee insurer which provided financial guarantees and financial services to clients in both the public and private sectors around the world. In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin.

The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio caused downgrades of Ambac Assurance’s financial strength ratings from the independent rating agencies. These losses have prevented Ambac Assurance from being able to write new business. On April 7, 2011, at Ambac Assurance’s request, Moody’s Investors Service, Inc. withdrew its ratings of Ambac Assurance and each of its affiliates. As a result, as of April 7, 2011, Ambac Assurance is no longer rated by any of the independent rating agencies. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends, and as a result Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of the Settlement Agreement (with certain CDO of ABS counterparties). It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Refer to “2010, 2011 and Recent Events” located in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of Ambac’s bankruptcy, the creation and rehabilitation of the Segregated Account and the Settlement Agreement with the counterparties of CDO of ABS transactions. Ambac Assurance is also restricted in its ability to pay dividends pursuant to the terms

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

of its Auction Market Preferred Shares (“AMPS”). Refer to Part I, Item 1, “Business—Dividend Restrictions, Including Contractual Restrictions” of this Form 10-K for discussion of Ambac Assurance’s AMPS.

Through its financial services subsidiaries, Ambac provided financial and investment products, including investment agreements, funding conduits, interest rate, and currency swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. The interest rate swap and investment agreement businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

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

Critical accounting policies are considered critical because they place significant importance on management to make difficult, complex or subjective estimates regarding matters that are inherently uncertain. Financial results could be materially different if alternative methodologies were used or if management modified its assumptions or estimates. Management has identified (i) the accounting for loss and loss expenses of non-derivative financial guarantees, (ii) the valuation of financial instruments, including the determination of whether an impairment is other-than-temporary and the (iii) valuation allowance on deferred tax assets, as critical accounting policies. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereon included elsewhere in this report. We have discussed with the Audit Committee management’s assessment of such critical accounting policies, the reasons why they are considered critical, and how current and anticipated future events impact those determinations. The Company’s critical accounting policies and estimates are as follows:

Losses and Loss Expenses of Non-derivative Financial Guarantees:

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

ASC Topic 944, Financial Services—Insurance clarifies how existing guidance applies to financial guarantee insurance contracts issued by insurance contracts issued by insurance enterprises, including the recognition and measurement of claim liabilities (i.e. loss reserves). Under ASC Topic 944, a loss reserve is recorded on the balance sheet for the excess of (a) the present value of expected losses, over (b) the unearned premium reserve (“UPR”) for that contract. Expected losses represent projected net cash flows and are defined as the expected future claims to be paid under an insurance contract plus the impact of potential settlement outcomes upon future installment premiums, less potential recoveries. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve estimate in subsequent periods are recorded as a loss and loss expense on the income statement. For those policies where the potential recovery is less than the expected future claims, the resulting net cash outflow is recorded as a “Loss and loss expense reserve” liability. For those policies where significant losses have been paid, but not yet recovered, the potential recovery may be greater than the expected future claims and the resulting net cash inflow is recorded as a “Subrogation recoverable” asset.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee insurance portfolio. Active surveillance of the insured portfolio enables Ambac’s surveillance group to track credit migration of insured obligations from period to period and update internal credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) risk classification, while adversely classified credits are assigned a risk classification of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection and loss mitigation efforts could cause an increase in delinquencies and potential defaults of the underlying obligations. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and default-related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool, and (iii) foreclosure and real estate owned disposition strategies and timelines.

The population of credits evaluated in Ambac’s loss reserve process are (i) all adversely classified credits and (ii) non-adversely classified credits which had an internal Ambac credit rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and were established and approved by Ambac’s senior management. For certain credit exposures, Ambac’s additional monitoring; loss remediation efforts and probabilities of potential settlement outcomes may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, the loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity, as well as the potential for additional remediation activities (i.e. commutations).

The second approach entails the use of more precise estimates of expected losses (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or external models to project future claim payment estimates. We have utilized such tools for residential mortgage-backed and student loan exposures. In general, these tools use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance an insured issue and/or Ambac’s ability to execute a potential settlement (i.e. commutation) of the insurance policy, inclusive of the impact on future installment premiums. The methodology used to estimate the most substantial amount of the potential recovery component of expected losses is further described in the “RMBS Representation and Warranty Subrogation Recovery” section below and in Note 2 to the Consolidated Financial Statements, located in Part II, Section 8 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. The performance and loss reserves for many transactions (such as many public finance exposures) are derived from the issuer’s obligation to pay. The performance and reserves of other transactions such as most structured finance exposures including RMBS have no direct issuer support and therefore are derived from the default activity and loss given default of collateral supporting the transactions. Many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves as well as our ability to execute commutations. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Reinsurance recoveries do not have a significant effect on loss reserve volatility because Ambac has little exposure ceded to reinsurers and has received collateral from the majority of its reinsurers.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to certain bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The bond types that have experienced significant claims are residential mortgage-backed securities (“RMBS”), student loan securities and collateralized debt obligations (“CDOs”). These three bond types represent 91% of our ever-to-date insurance claims presented with RMBS comprising 88% of our ever-to-date claims payments.

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) related to policies in Ambac’s loss reserves on credits at December 31, 2011:

($ in millions)	Number of credits	Gross par outstanding	Gross Loss Reserves(2)
RMBS	166	$17,881	$4,455
Student Loans	79	6,749	1,155
All other credits	85	6,442	687
Loss adjustment expenses	—	—	87

Totals	330	$31,072	$6,384	(1)

(1)	Ceded Par Outstanding and ceded loss reserves are $1,913 and $151, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.
(2)	Loss reserves of $6,384 are included in the balance sheet in the following line items: Loss and loss expense reserve—$7,044; Subrogation recoverable—$660.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies its insured first-lien RMBS exposure principally into two broad credit risk classes: Alt-A (including mid-prime, interest only, and negative amortization) and sub-prime. Alt-A loans were typically made to borrowers who had stronger credit profiles relative to sub-prime loans, but weaker than prime loans. Compared with Alt-A loans, sub-prime loans typically had higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The Alt-A category includes:

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

Methodology for Projecting Expected Losses in our RMBS Portfolio

Prior to January 1, 2011, we utilized an internal roll-rate model to project losses for our second-lien transactions and a licensed third-party multi-scenario stochastic (Monte Carlo) cash flow model (“stochastic model”) to project losses for our first-lien transactions. Effective January 1, 2011, we started using a licensed statistical regression model (“regression model”) to develop estimates of projected losses for both our second and first-lien transactions. For the first three quarters of 2011, we developed reserves using all three models. As of the quarter ending December 31, 2011, we discontinued the use of both the stochastic model and the internal roll rate model and commenced the development of reserves using only the regression model.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Our reserving methodology in the first three quarters of 2011 reflected a blending of the results of the two approaches used for each transaction, with 50% probability assigned to the regression model and 50% assigned to either our internal roll-rate model in the case of second-lien transactions or to the stochastic model in the case of our first-lien transactions. In the months leading up to the transition to one model, we worked extensively with the vendor for the regression model to ensure the model was adequately projecting the performance of our transactions, and to provide additional information and data to improve the precision of the model’s projections. Prior to solely utilizing the results of the regression model, our internal RMBS credit and quantitative professionals evaluated and analyzed the results of the regression model versus loss estimates generated utilizing our internal roll-rate model for second-lien transactions and our stochastic model for first-lien transactions. This cross disciplined team compared the specific drivers and methodology of the regression model with our existing approaches, and analyzed deal performance and model outputs across the portfolio. For example, the team considered the general reasonableness of the models’ projected defaults of borrowers not currently in seriously delinquent or worse payment status and also conducted selective collateral analyses. The team also assessed the models’ cumulative loss estimates and compared such estimates by asset type and vintage with rating agency and other published loss projections. Based upon this analysis, we believe the exclusive use of the regression model to project RMBS losses is reasonable at this time. Although RMBS loss projections can be widely disparate and there can be no certainty with regard to projecting such losses, we believe our current reserving approach, including the regression model itself and the assumptions utilized, is sound and reasonable.

The regression model considers historical and recent market performance to perform statistical analyses, the results of which are used to model the timing of prepayment and default events. Depending upon the availability of underlying data, the model utilizes either of two approaches: a loan-level approach or a deal-level approach. A loan-level approach is most often applied to first lien-transaction while a deal-level approach is more often applied to second-lien transactions, as home loan data is not available from recognized market sources for second-lien mortgage loans. Both the regression model and the stochastic model include home price appreciation (“HPA”) among their primary drivers. We rely upon recognized sources for HPA and interest rate projections and we use a recognized source for transaction waterfall structuring.

The regression model differentiates among servicers and their impact on loan performance, and also acknowledges the extension of liquidation timelines that has exacerbated loss severities. The regression model also takes into account payment shock (the increased likelihood of borrower defaults when adjustable payment mortgages reset to higher monthly payments). These aspects of the regression model represent enhancements from our previously utilized approaches. The regression model itself is subject to ongoing refinements resulting from industry research and performance that better inform model assumptions, enhanced model capabilities and other factors. For example, we anticipate a new release of this model scheduled for the first quarter of 2012, will include, among other enhancements, improved treatment of borrowers’ payment history, to better reflect our belief that borrowers with strong payment history will experience lower default rates than borrowers with poor payment history.

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

Second-Lien

In evaluating our portfolio of insured second-lien transactions we use the regression model, having discontinued the use of our internal roll-rate model for the fourth quarter of 2011.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The regression model estimates mortgage loan collateral performance, the effect of such collateral cash flows within the transaction waterfall and the liability structure we insure. Collateral performance is modeled primarily at the deal level given the paucity of mortgage loan level data for second-lien transactions. Without the specific loan-level information, the deal-level approach processes a loan pool as if it were a single loan, selecting certain aggregated deal-level characteristics to then perform a statistical analysis using a multinomial logistic regression model. We use three HPA projection scenarios to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with significantly lower probabilities to the stress and upside cases. This deal-level approach of the regression model takes a relatively complicated monthly cash flow and simplifies it into two parts: a borrower-behavior-dependent stage and a servicer-behavior-dependent stage. The borrower stage is designed to forecast the probability of a loan’s present delinquency status to any of eight future statuses. Through the borrower-behavior-dependent stage, at any given monthly period, a loan can take on one of the following eight statuses: current, 30, 60, 90, 120, 150, 180+ delinquent or prepaid. The deal-level approach calculates defaults using a roll-rate that evaluates the possible future state of a set of loans based on its current status and three variables: average FICO, average current CLTV, and an overall quality indicator. The servicer-behavior-dependent stage of the regression model governs a loan’s life cycle after it reaches 180 or more days delinquent. This stage evaluates the servicer’s propensity to foreclose or pursue a short sale, the speed of the foreclosure process, and the speed of the post-foreclosure distressed property liquidation. The transition probabilities between advanced delinquency and foreclosure, foreclosure and REO, and finally REO and ultimate liquidation are assumed by the model to depend upon how long a loan has already been in a particular status, as well as by the servicer and state-specific liquidation timeline factors.

The internal roll-rate model used in prior periods observes trends in delinquencies, defaults, loss severities and prepayments and extrapolates ultimate performance from this data on an individual transaction basis (and their component pools where they exist). As more information (performance and other) accumulates for each underperforming transaction we were able to update assumptions in this model to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate was adjusted each period to reflect current performance. The key inputs for this model were prepayment rates and loss severity. Voluntary prepayments have declined, driven by negative HPA, an impaired mortgage market, and borrowers’ inability to prepay balances. In our opinion, these factors will not improve in the foreseeable future and thus we generally projected recent trends into the future. This results in projected prepayment rates in the 2% to 5% range. We estimated loss severities between 100% and 105% as we expected complete write-offs of mortgage loans exacerbated by carrying costs. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ day delinquency categories all the way through to charge-off. We used this data in the internal roll-rate model to project a default curve for the life of the transaction.

First-Lien

In evaluating our portfolio of insured first-lien transactions we use the regression model, having discontinued the use of the stochastic model for the fourth quarter of 2011.

For most first-lien transactions, the regression model utilizes home mortgage loan level data from recognized market sources to calculate each loan’s probability of default and prepayment based on the characteristics of the loan. The loan-level approach of the regression model uses the results of a regression analysis to project prepayment and default vectors on a monthly basis based on its embedded risks. For first-lien transactions that do not have loan-level data available, we use the deal-level approach of the regression model that is described in the Second-Lien section above.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

The stochastic model used in prior periods projected multiple scenarios at the individual mortgage loan level using various inputs, including:

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

The pool of mortgage loans backing each securitization was selected from a loan-level database and the loss and prepayment scenarios across all loans were used to generate aggregated future collateral cash flows. The stochastic model embeds all the priority of payments and cash-diversion structures documented in the contracts which define the liability payment obligations of the security being analyzed. We took the average of the 300 stochastic claim cash-flow scenarios and discount it, as appropriate, to estimate the net cash outflows.

Additional RMBS factors for first and second-lien transactions

Additional factors that may impact ultimate RMBS losses include, but may not be limited to, mortgage insurance, government programs and servicer intervention. These factors, and the impact on our loss reserve estimate, are further discussed below:

Mortgage insurance: Six of our mortgage-backed transactions have pool-level mortgage insurance remaining. Pool mortgage insurance is a master policy issued to the mortgage securitization trust, which indemnifies the trust either on a first loss or mezzanine basis in the event that covered mortgage loans in the trust default. The mortgage insurance master policy specifies the particular characteristics and conditions of each individual loan within the mortgage trust that is subject to coverage. The policy also includes various conditions including exclusions, conditions for notification of loans in default and claims settlement. We have noted with regard to these transactions that payment by mortgage insurers of claims presented by the mortgage trusts has been inconsistent, resulting in higher claims presented under Ambac Assurance’s financial guarantee policies. As a result, the impact of mortgage insurance on our loss reserve estimate is negligible.

Government programs: In May of 2009, the Federal Government initiated the Home Affordable Modification Plan (HAMP) which allows servicers to modify loans. After determining a borrower’s eligibility, a

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

servicer can take a series of steps to reduce the monthly mortgage payment. HAMP is applicable to the Ambac-wrapped transactions serviced by the servicers that have signed servicer participation agreements to modify loans under HAMP. Based on the activity HAMP offers and indications from government published sources that suggest this program is unlikely to have a material impact on Ambac-wrapped transactions, beginning in the third quarter of 2011 we no longer assumed any impact for HAMP on our first-lien portfolio. At December 31, 2010, Ambac’s first-lien stochastic model assumed that 0.5% of HAMP-eligible loans will be modified monthly for 24 months for Ambac portfolios serviced by HAMP participating servicers. During 2010 and the first half of 2011 we reduced the impact of HAMP modifications to reflect the reported performance of HAMP. We have not given credit to any other government programs, most of which are targeted to home mortgages that are bank owned, and not in RMBS securitizations.

Servicer Intervention: With the exception of the internal second-lien roll-rate model used until the fourth quarter of 2011, we are able to include in our modeling the steps which Ambac is taking to address shortcomings in servicing performance including transfers of servicing where the legal right exists to do so. Ambac has initiated, with the cooperation of the Rehabilitator of the Segregated Account, programs with special servicers that we believe will mitigate losses on such transactions through intervention strategies such as loan modifications, improved liquidation timelines, and short sales. Ambac believes these are the principal factors that will result in reduced losses over time. Given the uncertainty in initiating additional programs of this nature, we are projecting that only exposures that have already transferred servicing or entered into special servicing agreements will benefit from the effects of servicer intervention strategies.

RMBS Representation and Warranty Subrogation Recoveries:

In an effort to better understand the unprecedented levels of delinquencies, Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) increased levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. Item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations. Generally, the sponsor of the transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. Refer to Note 2 and Note 4 of the Consolidated Financial Statements included in Part II, Item 8 of the Form 10-K for more information regarding representation and warranty subrogation recoveries.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of credits, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at December 31, 2011:

($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation recoveries	Gross loss reserve net of subrogation recoveries
Second-lien	24	$3,572	$673	—	$673
First-lien-Mid-prime	50	4,151	2,165	—	2,165
First-lien-Sub-prime	33	1,449	223	—	223
Other	13	610	337	—	337

Total Credits Without Subrogation	120	9,782	3,398	—	3,398

Second-lien	23	3,786	1,605	(1,631)	(26)
First-lien Mid-prime	18	2,025	1,217	(638)	579
First-lien Sub-prime	5	2,288	956	(451)	505

Total Credits With Subrogation	46	8,099	3,778	(2,720)	1,058

Total	166	$17,881	$7,176	$(2,720)	$4,456

STUDENT LOANS:

Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk as with other types of unguaranteed credits. Private student loans are outside the purview of recent government programs designed to assist borrowers. Recent default data has shown a significant deterioration in the performance of private student loans underlying our transactions. Additionally, due to the failure of the auction rate and variable rate markets, the interest rates on these securities increased significantly to punitive levels pursuant to the terms of the transaction. Such increases have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest.

Methodology for Projecting Expected Losses in our Student Loan Portfolio

The calculation of loss reserves for our student loan portfolio involves evaluating numerous factors that can impact ultimate losses. The factor which contributes to the greatest degree of uncertainty in ascertaining appropriate loss reserves is the long time horizon associated with the final legal maturity date of the bonds. Most of the student loan bonds which we insure were issued with original terms of 20 to 40 years until final maturity. Since our policy covers timely interest and ultimate principal payment, our loss projections must make assumptions for many factors covering a long time horizon. Key assumptions that will impact ultimate losses include but are not limited to the following: collateral performance which is highly correlated to the economic environment, interest rates, issuers ability to refinance bonds with a failed debt structure such as Auction Rate Securities and Variable Rate Demand Obligations, willingness of investors to tender their Auction Rate Securities at a discount; and, as applicable, Ambac’s ability to commute policies at a discount and servicer’s ability to stay a going concern after the termination of the FFELP program.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

In evaluating our Student Loan portfolio, losses were projected using either a cash flow or statistical expected loss approach. As more fully described in Note 4 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K, the statistical methodology uses probability of default and loss given default (LGD) under various scenarios to derive at a weighted average loss expectation. The scenarios used under the statistical expected loss approach evaluate each transaction under base case and stress case scenarios. The main drivers in assigning appropriate probabilities to LGDs for each policy includes an analysis of the collateral mix; debt type and interest rates; parity level; enhancement levels and remediation opportunities. We believe the statistical expected loss approach is a more efficient methodology for certain deals in our student loan portfolio, such as (i) deals where collateral loan level data is unavailable (and thus the cash flow model, as more fully discussed below could not be used), and (ii) deals where we do not expect to experience meaningful losses.

We use a third party deterministic cash flow model to develop loss projections for a portion of our portfolio. The model allows us to capture each transaction’s particular structure (i.e. the waterfall structure, triggers, redemption priority). For collateral performance, the model uses loan level detail that allows us to make specific default and recovery assumptions for each type of loan. We contract with a separate third party to run the model at our direction. We provide the third party with the material deal level assumptions such as default, recovery and interest rate assumptions.

We develop multiple cash flow scenarios and assign probabilities to each cash flow scenario based on each transaction’s unique situation. Probabilities assigned are based on available data related to the credit, any contact with the issuer, and any economic or market information that may impact the outcomes of the various scenarios being evaluated. Our base case usually projects the deal out to maturity using expected loss assumptions and interest rates adhering to the projected forward interest rate curve at the reporting date. We also develop stress cases that incorporate various stresses to the transaction, including but not limited to defaults, recoveries and interest rates. In estimating loss reserves, we also incorporate scenarios which represent remediation strategies. Remediation scenarios may include the following; (i) a potential refinancing of the transactions by the issuer; (ii) the issuer’s ability to redeem outstanding auction rate securities at a discount, thereby increasing the structure’s ability to absorb future losses; and (iii) our ability to terminate the policy in whole or in part (e.g. commutation). The remediation scenarios and the related probabilities of occurrence vary by policy depending on on-going discussions and negotiations that are underway with issuers and/or investors. In addition to commutation negotiations that are underway with various counterparties in various forms, our reserve estimates may also include scenarios which incorporate our ability to commute additional exposure with other counterparties.

REASONABLY POSSIBLE ADDITIONAL LOSSES:

RMBS:

It is possible that our loss estimate assumptions for the RMBS insurance policies discussed above could be materially under-estimated as a result of continued deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, inability to execute commutation transactions with insurers and/or investors and/or continued illiquidity of the mortgage market. Additionally, our actual subrogation recoveries of $2,720.2 million could be lower than our current estimates if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

We have attempted to identify the reasonably possible additional losses using more stressful assumptions. Different methodologies, assumptions and models could produce different base and reasonably possible additional losses and actual results may differ materially from any of these various modeled results.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

In the case of both first and second-lien exposures, the regression model’s reasonably possible stress case assumes a significantly harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at December 31, 2011 could be approximately $603 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2011 and assumes an inability to execute commutation transactions with issuers and/or investors.

Student Loans:

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, inability to execute commutation transactions with issuers and/or investors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities and variable rate debt obligations. Refer to Auction Rate Securities and Variable Rate Demand Obligations in Part 1, Item 1 of this Form 10-K for further information on our exposures to such failed debt structures. For student loan credits for which we have an estimate of expected loss at December 31, 2011, the reasonably possible increase in loss reserves from loss reserves at December 31, 2011 could be approximately $1,324 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2011 and assumes an ability to execute commutation transactions with issuers and/or investors.

Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but reserves for losses and loss expenses are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments:

Ambac’s financial instruments that are reported on the Consolidated Balance Sheets at fair value and subject to valuation estimates include investments in fixed income securities, VIE assets and liabilities and derivatives comprising credit default, and interest rate swap transactions. Surplus notes issued by Ambac Assurance or the Segregated Account of Ambac Assurance are recorded at fair value at the date of issuance and subsequently reported at amortized cost within Long-term debt on the Consolidated Balance Sheets. Determination of fair value for newly issued surplus notes is a highly subjective process which relies upon the use of significant unobservable inputs and management judgment consistent with a Level 3 valuation.

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 82% of our assets and approximately 55% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for several years. As a result of these factors, the actual trade value of a financial

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

instrument in the market, or exit value of a financial instrument position owned by Ambac, may be significantly different from its recorded fair value. Refer to Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for discussion related to the transfers in and/or out of Level 1, 2 and 3 fair value categories.

Investment in Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with ASC Topic 320, Investments—Debt and Equity Securities. ASC Topic 320 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments held in the investment portfolios of Ambac and its operating subsidiaries are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either other quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Ambac’s investments in fixed income securities (excluding VIE investments) classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (“AOCI”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. Under GAAP, if management assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before the anticipated recovery of its amortized cost basis less any current period credit loss, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the impairment is separated into the amount related to the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. To determine whether a credit loss has occurred, management considers certain factors, including the length of time and extent to which the fair value of the security has been less than its amortized cost and downgrades of the security’s credit rating. If such factors indicate that a potential credit loss exists, management will compare the present value of estimated cash flows from the security to the amortized cost basis to assess whether the entire amortized cost basis will be recovered. When it is determined that all or a portion of the amortized cost basis will not be recovered, a credit impairment charge is recorded in earnings in the amount of the difference between the present value of cash flows and the amortized cost at the balance sheet date, with the amortized cost basis of the impaired security written-down to the present value of cash flows. Ambac estimates expected future cash flows from residential mortgage-backed securities using models and assumptions consistent with those used to project losses in the financial guarantee RMBS portfolio described above under “Critical Accounting Policies—Losses and Loss Expenses of Non-derivative Financial Guarantees.” Estimated cash flows are discounted at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities,

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Ambac’s investment portfolio includes certain securities that are guaranteed by Ambac Assurance. As described further in Note 9 to the Consolidated Financial Statements in Item 8 of this Form 10-K, future cash flows used to measure credit impairment of Ambac-wrapped bonds represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, which has been confirmed but is not effective and is subject to change, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. However, it is uncertain whether the actual form and amount of claim payments will conform to that set forth in the Segregated Account Rehabilitation Plan. The date that claim payments will resume under a final Segregated Account Rehabilitation Plan is also uncertain. As a result, estimation of the fair value of future claim payments is highly subjective.

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

VIE Assets and Liabilities:

The financial assets and liabilities of VIEs consolidated under ASC Topic 810, Consolidation consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value with changes in fair value recognized in Loss on variable interest entities of the Consolidated Statements of Operations. These consolidated VIEs are primarily securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance or Ambac UK. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above.

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

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Therefore, when market quotes are not available, our valuation of VIE assets (fixed income securities or loans) are derived from the fair value of debt and derivatives, as described above, adjusted for the fair value of cash flows related to the financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac Assurance or Ambac UK discounted to consider the guarantor’s credit risk.

Derivatives:

Ambac’s operating subsidiaries’ exposure to derivative instruments is created primarily through interest rate swaps, US Treasury futures contracts and credit default swaps. These contracts are accounted for at fair value under ASC Topic 815, Derivatives and Hedging. Valuation models are used for the derivatives portfolios, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates (taxable and tax-exempt), credit spreads, default probabilities, recovery rates, comparable securities with observable pricing, and the credit rating of the referenced entities. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market, including the amount that Ambac’s own credit risk impacts the fair value of derivative liabilities. Refer to Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

The fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio,” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which suffered significant credit downgrades. All remaining CDO of ABS transactions were settled in 2010. See Note 1 to the Consolidated Financial Statements for more information on the commutation of all such transactions under the Settlement Agreement. Within the remaining credit derivative (“CDS”) portfolio as of December 31, 2011, transactions comprising approximately 91% of par outstanding have experienced some degree of credit rating downgrade since inception, including four structured finance transactions that are internally rated below investment grade. The relative change ratio on these transactions averaged 82% at December 31, 2011. The average rating for all other transactions that have been downgraded was A+ as of December 31, 2011 and, therefore, changes to the relative change ratio have not been significant. The fair values of credit derivatives are also sensitive to the credit valuation adjustment (“CVA”) included in the valuation to reflect Ambac’s own credit risk. As of December 31, 2011, the CVA reduces the fair value liability of the credit derivative portfolio to approximately 25% of the amount that would be reported excluding any CVA.

Ambac’s credit derivative valuation model, like any financial model, has certain strengths and weaknesses. We believe our model’s primary strength is that it maximizes the use of market-driven inputs. Most importantly, the model uses market-based discount rates and fair values of the underlying reference obligations. Ambac employs a three-level hierarchy for obtaining reference obligation fair values used in the model as follows: (i) broker quotes on the reference obligation, (ii) prices and spreads from other transactions in the portfolio with similar asset, structure and credit attributes, and (iii) internal models comparable to those used for invested assets when quotes are unavailable. We believe using this type of approach is preferable to other models, which may emphasize modeled expected losses or which rely more heavily on the use of market indices that may not be reflective of the underlying reference obligation. Another strength is that our model is relatively easy to understand, which increases its transparency.

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Ambac employs various procedures to corroborate the reasonableness of quotes received; including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of December 31, 2011. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date (i.e. the relative change ratio). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. We believe the approach we have developed to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach exhibits the same weakness as other modeling approaches, as it is unclear if we could execute at these values.

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

RESULTS OF OPERATIONS

On November 8, 2010 (the “Petition Date”), Ambac (“Debtor”) filed a voluntary petition for relief under Chapter 11 (“Bankruptcy Filing”) of the Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

We follow the accounting prescribed by ASC Topic 852, “Reorganizations”. Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

accounting and financial reporting guidance in ASC Topic 852. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing for, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. Accordingly, the financial results in the prior periods or filed in future filings may not be comparable.

On January 1, 2010, Ambac adopted new consolidation accounting guidance related to VIEs. Among other changes, the new guidance eliminated the concept of qualifying special-purpose entity (“QSPE”) that were previously exempt from consolidation, and introduced a new framework for consolidation of VIEs. Under the new guidance, the primary beneficiary of a VIE is the party that has both the following characteristics: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, a cumulative effect adjustment of $705.0 million was recorded as a net increase to total equity at January 1, 2010. Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of the cumulative effect of adopting the standard.

Ambac’s loss was ($1,960.4) million or ($6.48) per share in 2011, compared to ($753.2) million or ($2.56) per share in 2010. The year ended December 31, 2011 financial results compared to 2010 were primarily negatively impacted by (i) a higher provision for loss and loss expenses; (ii) higher losses in derivative product revenues; (iii) lower net premiums earned; (iv) lower realized gains; (v) lower other income; (v) a higher provision for income taxes; and (vi) higher interest expense on surplus notes, partially offset by (i) no corporate interest expense as a result of our bankruptcy filing; (ii) lower losses related to consolidated variable interest entities; and (iii) lower underwriting and operating expenses.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for 2011 and 2010 and its financial condition as of December 31, 2011 and 2010.

Commutations, Terminations and Settlements of Financial Guarantee Contracts. A key business strategy for Ambac is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions via the pursuit of commutations and terminations of financial guarantee insurance contracts, including insurance policies and credit derivative contracts. For both 2011 and 2010, Ambac executed a number of such transactions as follows:

During 2011, the Segregated Account of Ambac Assurance completed the commutation of insurance policies or portions of insurance policies on several student loan transactions, two multiple-assets securities programs, and a transportation bond issuance. Total par commuted, was $4.0 billion, including $513 million through a bond tender, with an aggregate cash payment of $256 million ($247 million in losses paid and $9 million in loss adjustment expenses) and the issuance of Segregated Account Surplus Notes with a par value of $3.0 million. In addition to the above, there have been various early terminations and expirations of financial guarantee and credit derivative contracts with no cash or other consideration.

As more fully discussed in “2010, 2011 and Recent Events” located in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, Ambac Assurance entered into a Settlement Agreement with respect to its CDO of ABS and certain other CDO-related obligations on June 7, 2010. Pursuant to the Settlement Agreement, in exchange for the termination of all credit default swaps written by ACP with respect to certain CDO of ABS obligations, and the related financial guarantee insurance policies written by Ambac Assurance with respect to ACP’s obligations thereunder, Ambac Assurance paid to ACP’s counterparties in the aggregate (i) $2,600 million in cash and (ii) $2,000 million in principal amount of newly issued surplus notes of Ambac Assurance. The par amount of the commuted CDO of ABS obligations was $16,543 million. In addition to the

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

CDO of ABS obligations, Ambac Assurance also commuted for $96.5 million of cash certain additional obligations, including certain non-CDO of ABS obligations to ACP’s counterparties with par amounting to $1,407 million. Ambac Assurance commuted another CDO of ABS transaction in an amount equal to its remaining par value of $90 million. Also in 2010, Ambac Assurance settled all its remaining hedge contracts on exposures commuted as part of the Settlement Agreement and received $205 million. In addition to these commutations, during 2010 Ambac Assurance commuted certain additional obligations with a par of $4,516 million, receiving net settlement fees of approximately $7 million. These settlements are recognized within Net realized losses on credit derivatives on the Consolidated Statement of Operations.

Reinsurance Terminations. Pursuant to the Amended and Restated 1997 Reinsurance Agreement between Ambac UK and Ambac Assurance (the “AUK Reinsurance Agreement”), Ambac Assurance reinsured substantially all of the liabilities under policies issued by Ambac UK. On September 28, 2010, Ambac Assurance entered into a Commutation and Release Agreement (the “AUK Commutation Agreement”) with Ambac UK and the Special Deputy Commissioner of OCI, pursuant to which the AUK Reinsurance Agreement was commuted and other capital support arrangements between Ambac Assurance and Ambac UK were terminated. In connection with this termination, Ambac recorded other income of $157.8 million in the Consolidated Statement of Operations in 2010. This gain resulted primarily from the recognition of foreign currency gains that, prior to the termination, were not reflected in certain of Ambac Assurance’s non-monetary assets or liabilities such as unearned premium reserves or deferred acquisition costs, since these non-monetary assets and liabilities were required to be recorded based on their historical foreign exchange rates.

Net Premiums Earned. Net premiums earned during 2011 were $406.0 million, a decrease of 26% from $546.0 million in 2010. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Ambac had accelerated earnings of $60.3 million during 2011 versus $105.2 million in 2010. The net decrease in accelerated earnings was driven by (i) a decrease in overall volume of calls of Ambac insured debt within the public finance market, and (ii) negative accelerations on certain structured finance installment premium paying transactions; partially offset by accelerated earned premiums of $15.8 million in 2011 resulting from the expiration of forward commitments issued during 2008 on certain public finance transactions. Normal net premiums earned excludes accelerated premiums. Normal net premiums earned for 2011 has been negatively impacted by the runoff of the insured portfolio either via transaction terminations, refundings or scheduled maturities. As a result of the consolidation of VIEs, $40.1 million and $43.9 million of net premiums earned were not recognized in the years ended December 31, 2011 and 2010, respectively; rather, the total income statement results of such VIEs were recorded in Loss on variable interest entities. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market sector:

($ in millions)	2011	2010
Public Finance	$165.1	$178.4
Structured Finance	97.3	164.8
International Finance	83.3	97.6

Total normal premiums earned	345.7	440.8
Accelerated earnings	60.3	105.2

Total net premiums earned	$406.0	$546.0

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table provides a breakdown of accelerated earnings by market sector:

($ in millions)	2011	2010
Public Finance	$66.8	$61.6
Structured Finance	(8.9)	4.6
International Finance	2.4	39.0

Total accelerated earnings	$60.3	$105.2

Net Investment Income. Net investment income in 2011 was $354.8 million, a 1% decrease from $358.6 million in 2010. The following table provides details by segment for the years ended December 31, 2011 and 2010:

($ in millions)	2011	2010
Financial Guarantee	$326.2	$324.1
Financial Services	28.3	34.1
Corporate	0.3	0.4

Total net investment income	$354.8	$358.6

The increase in Financial Guarantee net investment income in 2011 reflects the benefit of higher yielding assets in the portfolio compared to 2010, partially offset by a lower average long-term invested asset base. During the first half of 2010, long-term assets were sold and matured with proceeds used to fund the commutation of certain CDO-related obligations in June 2010 for approximately $2.8 billion. The negative effect of the commutation on the average asset base has been partially countered by continuing receipt of installment premiums and investment coupon payments while under the moratorium on segregated account claim payments. Higher average yields on the portfolio for 2011 compared to 2010 resulted from the shift in the portfolio mix away from tax-exempt municipals toward taxable securities, primarily corporate bonds and taxable municipals. Additionally, the portfolio held a larger position in Ambac-insured securities during 2011 than 2010 which contributed to higher yields. The par value of Ambac-wrapped securities as of December 31, 2011 was $1,263 million compared to $982 million at December 31, 2010. The overall size of the Financial Guarantee long-term asset portfolio has grown by approximately $372 million since December 31, 2010, benefiting from the moratorium on claim payments and continuing collection of installment paying financial guarantee premiums and coupon receipts on invested assets.

The Financial Services decrease in investment income for the year ended December 31, 2011 was driven primarily by a smaller portfolio of investments in the investment agreement business. The portfolio decreased primarily as a result of sales of securities to fund repayment of investment agreements as Ambac’s investment agreement obligations were reduced from $805.6 million at December 31, 2010 to $546.5 million at December 31, 2011.

Corporate investment income relates to the investments from Ambac’s investment portfolio.

Net Other-Than-Temporary Impairment Losses. Net other-than-temporary impairment losses recorded in the statement of operations include only the credit related impairment amounts to the extent management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis less any current period credit impairment. Non-credit related impairment amounts are recorded in accumulated other comprehensive income on the balance sheet. Alternatively, the non-credit related impairment would be recorded in net other-than-temporary impairment losses in the statement of operations if management intends to sell the securities or it is more likely than not the company will be required to sell before recovery of amortized cost less any current period credit impairment. Charges for net other-than-temporary

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

impairment losses were $63.8 million and $59.8 million for 2011 and 2010, respectively. As further described in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K, on March 24, 2010, the OCI commenced the Segregated Account Rehabilitation Proceedings in order to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. The form and timing of future financial guarantee payments will be determined by the Segregated Account Rehabilitation Plan once it or a new rehabilitation plan becomes effective. Claim payments under Segregated Account policies have remained suspended throughout 2011. Changes in the estimated effective date of the Segregated Account Rehabilitation Plan and resumption of claim payments thereunder have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during 2011 and the latter half of 2010. For cash flow modeling purposes, management has assumed that the Segregated Account moratorium will be lifted in June 2011. If the Segregated Account does not begin paying claims until a later period additional impairments are likely. Net other-than-temporary impairments for the year ended December 31, 2011 resulted primarily from adverse changes to projected cash flows on Ambac-wrapped securities stemming from the continued suspension of claim payments as described above and from credit impairments on certain other non-agency RMBS securities. Net other-than-temporary impairments for year ended December 31, 2010 reflect credit losses on securities guaranteed by Ambac Assurance arising from the impact of the Segregated Account Rehabilitation Plan as well as charges to write-down structured finance securities to fair value as a result of management’s intent to sell securities to meet liquidity needs. As of December 31, 2011, management has not asserted an intent to sell any securities from its portfolio that are in an unrealized loss position. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Net Realized Investment Gains. The following table provides a breakdown of net realized gains for the years ended December 31, 2011 and 2010:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2011:
Net gains on securities sold or called	$13.1	$2.9	$—	$16.0
Gains on terminations of investment agreements	—	3.1	—	3.1
Foreign exchange gains	1.4	—	—	1.4

Total net realized gains	14.5	$6.0	—	20.5

December 31, 2010:
Net gains (losses) on securities sold or called	$74.3	$(1.7)	$—	$72.6
Gains on terminations of investment agreements	—	74.6	—	74.6
Extinguishment of corporate debentures	—	—	10.7	10.7
Loss on sale of subsidiary	—	—	(0.5)	(0.5)
Foreign exchange gains	2.1	—	—	2.1

Total net realized gains	$76.4	$72.9	$10.2	$159.5

Included in the year ended December 31, 2010 are gains of $10.7 million from the extinguishment of $20.3 million of Ambac’s 9.375% debentures and a $0.5 million loss from the sale of RangeMark. These Ambac debentures were acquired when Ambac entered into a series of debt for equity exchanges with certain holders of Ambac’s common stock. Ambac recognized a gain on the extinguishment of these debentures, which was the difference between the fair value of the new shares issued less than the net carrying value of the debentures. The net realized gains on investment agreements resulted from the termination of certain investment agreement contracts at a discount from their carrying value.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Change in Fair Value of Credit Derivatives. The net change in fair value of credit derivatives was $48.0 million and $60.2 million for the years ended December 31, 2011 and 2010, respectively. The net gain for 2011 resulted from improvement in average reference obligation prices, the reversal of unrealized losses associated with terminations and amortization of fair value liabilities due to natural runoff of the portfolio, and fees earned, partially offset by a decrease of the AAC credit valuation adjustment (“CVA”). The CVA was lowered in the first quarter of 2011, reflecting observed increases in the market value of Ambac Assurance’s direct and guaranteed obligations during the period. The net gain in 2010 included an increase in the CVA increases in reference obligation pricing and exposure amortization in asset classes other than CDO of ABS, partially offset by the recognition of losses related to transactions included in the CDO Settlement Agreement and the impact of internal credit downgrades to below investment grade (“BIG”) on certain structured finance transactions within the portfolio. Our fair value methodology for credit derivatives reflects larger mark-to-market losses when a transaction is downgraded, with the greatest impact occurring upon a downgrade to BIG. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a further description of the Settlement Agreement and Note 8 for a further description of Ambac’s methodology for determining the fair value of credit derivatives.

Realized gains (losses) and other settlements on credit derivative contracts were $17.0 million and ($2,757.6) million for the years ended December 31, 2011 and 2010, respectively. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements paid and payable where a formal notification of shortfall has occurred. Net realized gains for the years ended December 31, 2011 and 2010 included $17.0 million and $31.4 million of net fees earned. There were no losses and settlements included in net realized gains (losses) for the year ended December 31, 2011. Net losses and settlement payments included in net realized gains (losses) for the year ended December 31, 2010 were ($2,789.0) million, primarily related to the settlement of CDO of ABS and certain other CDO-related obligations under the Settlement Agreement.

Unrealized gains (losses) on credit derivative contracts were $31.0 million and $2,817.8 million for 2011 and 2010, respectively. The net unrealized gains in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above, adjusted for the reclassification of losses from unrealized to realized losses.

Derivative Product Revenues. The losses in derivative product revenues for the years ended December 31, 2011 and 2010 resulted primarily from mark-to-market losses arising from declining interest rates, partially offset by increases to the valuation adjustment related to Ambac credit risk. Additionally, 2010 results were negatively impacted by losses on the termination of certain interest rate swaps. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Excluding the offsetting effects of Ambac’s credit valuation adjustments, this additional interest rate sensitivity contributed losses of $393.5 million and $121.8 million for the years ended December 31, 2011 and 2010, respectively.

The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate (Ambac “CVA”). Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Changes to the Ambac CVA reduced losses within derivative products revenues by $106.4 million and $68.8 million for the years ended December 31, 2011 and 2010, respectively.

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

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

rights. Many derivative counterparties retain the right to terminate contracts. Termination losses, including related changes in fair value adjustments, were ($7.9) million and ($45.5) million for the years ended December 31, 2011 and 2010, respectively. The value of future terminations cannot be determined with certainty until such terminations occur. Accordingly, further termination losses may occur in the future.

Other Income. Other income in 2011 was $25.5 million, as compared to $107.3 million in 2010. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees and reinsurance settlement gains (losses), from the Financial Guarantee segment. Other income for the year ended December 31, 2011 primarily resulted from: mark-to-market gains of $6.1 million related to Ambac’s option to call certain Ambac Assurance surplus notes and income relating to structuring fees, amendment fees, waiver and consent fees of $14.3 million. Other income for the year ended December 31, 2010 primarily resulted from the consolidated effect of terminating the reinsurance agreement between Ambac UK and Ambac Assurance for a gain of $157.8 million. Additionally, other income for the year ended December 31, 2010 included (i) the impact of the movement in the British Pound and Euro to US Dollar exchange rate upon premium receivables, resulting in a loss of approximately $48.7 million, and (ii) revenues of $1.3 million from RangeMark investment advisory, consulting and research services fees (prior to the sale in July 2010).

Loss on variable interest entities. Loss on variable interest entities for the year ended December 31, 2011 was $214.4 million, compared to $616.7 million for the year ended December 31, 2010. Included within Loss on variable interest entities are income statement amounts relating to VIEs consolidated under ASC Topic 810, including gains or losses attributable to consolidating or deconsolidating VIEs during the period reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. Differences between the net carrying value of the insurance accounts under ASC Topic 944 and the carrying value of the consolidated VIE’s net assets are recorded through income at the time of consolidation or deconsolidation.

The net loss for 2011 primarily related to a VIE consolidated effective April 1, 2011 and deconsolidated in December 2011 which contributed losses of $224.3 million reported during the year. These losses were partially offset by income from the operations of other consolidated VIEs during the year, primarily reflecting accretion of the present value discount on net VIE assets into income. For financial guarantee transactions a loss upon deconsolidation typically arises from re-establishment of the carrying value of insurance loss reserves and other insurance accounts which have an aggregate net liability balance greater than the aggregate net liabilities of the VIEs in consolidation. The VIE that was both consolidated and deconsolidated within 2011 involved an adversely classified credit for which Ambac temporarily had control rights requiring consolidation. During the period that the VIE was consolidated, credit deterioration of the transaction occurred such that the loss from deconsolidation was greater than the gain from consolidation.

Ambac adopted new consolidation accounting guidance related to VIEs effective January 1, 2010, with the adoption gain of $705.0 million recorded as an adjustment to beginning retained earnings. Under the new guidance, Ambac consolidated significantly more VIEs beginning January 1, 2010 than were previously consolidated. Further, as a result of the Rehabilitation of the Segregated Account of Ambac Assurance, effective March 24, 2010 Ambac no longer had the unilateral power to direct the activities that most significantly impact the economic performance of most of the newly consolidated VIEs. Accordingly, Ambac deconsolidated a significant number of VIEs, mostly RMBS transactions, on March 24, 2010. Additionally, the financial guarantee policies on certain student loan securitization transactions were allocated to the Segregated Account in October 2010 causing Ambac to deconsolidate the related VIEs. The net loss related to these deconsolidated VIEs for 2010 was $630.3 million. Refer to Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on the accounting for VIEs.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expenses were $1,859.4 million and $719.4 million in 2011 and 2010, respectively. Loss and loss expenses in 2011 were primarily driven by higher estimated losses in the first-lien RMBS, student loan and structured insurance portfolios, offset by a decrease in estimated losses for the second-lien RMBS portfolio and higher estimated recoveries under representation and warranty breaches for certain RMBS transactions.

Loss and loss expenses in 2010 were primarily driven by deterioration in student loan transactions, specifically due to significant deterioration in the performance of private student loans underlying our transactions. Due to the failure of the auction rate and variable rate markets, the interest rates on these securities increased significantly to punitive levels pursuant to the terms of the documents. Additionally, RMBS transactions experienced continued deterioration in the performance of the underlying home loans, most notably in the second lien product (closed end second liens and home equity lines of credit).

Please refer to the “Critical Accounting Estimates—Financial Guarantee Insurance Losses and Loss Expenses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to the Loss Reserves section located in Note 4 of the Consolidated Financial Statements located in Item 8 of this Form 10-K for further background information on loss reserves.

The following table summarizes the changes in the total net loss reserves for 2011 and 2010:

($ in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance of loss reserves, net of Subrogation recoverable and reinsurance	$4,424.5	$3,777.3
Impact of adopting the new consolidation accounting guidance related to VIEs	—	(503.8)

Beginning balance of net loss reserves	4,424.5	3,273.5
Provision for losses and loss expenses	1,859.5	719.4
Losses paid	(308.6)	(368.1)
Recoveries of losses paid from reinsurers	21.0	14.6
Other recoveries, net of reinsurance	105.7	107.9
Other adjustments (including foreign exchange)	(5.9)	0.5
Net deconsolidation of certain VIEs	134.6	676.7

Ending balance of net loss reserves	$6,230.8	$4,424.5

Refer to Note 3 to the Consolidated Financial Statements in Part II, Item 8 of the Form 10-K for further information on the basis for consolidations and deconsolidations of VIEs.

The losses and loss expense reserves as of December 31, 2011 and December 31, 2010 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,720.2 million and $2,391.3 million, respectively. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Notes 2 and 4 of the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further background information on the change in estimated recoveries.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following tables provide details of net claims presented, net of recoveries received for the years ended December 31, 2011 and 2010:

($ in millions)	2011(1)	2010
Net claims presented:
Public Finance	$132.2	$36.2
Structured Finance(2)	1,372.7	1,597.0
International Finance	—	23.7

Total	$1,504.9	$1,656.9

(1)	As a result of the claim moratorium on the Segregated Account of Ambac Assurance by the Rehabilitator on March 24, 2010, $2,768.6 million ($1,357.2 and $1,411.4 in 2011 and 2010, respectively) of claims were presented and not paid as of December 31, 2011.
(2)	Includes commutation payments in 2011of $246.9 million.

Refer to table of Contractual Obligations by Year in the “Liquidity and Capital Reserves” section below for expected future claims to be presented or paid.

Please refer to the “Critical Accounting Estimates—Financial Guarantee Insurance Losses and Loss Expenses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to the Loss Reserves section located in Notes 2 and 4 of the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further background information on loss reserves.

Underwriting and Operating Expenses. Underwriting and operating expenses of $141.3 million in 2011 decreased by 44% from $254.5 million in 2010. Underwriting and operating expenses consist of gross underwriting and operating expenses plus the amortization of previously deferred expenses (included in Financial Guarantee segment). The following table provides details of underwriting and operating expenses by segment for the years ended December 31, 2011 and 2010:

($ in millions)	2011	2010
Underwriting and operating:
Financial Guarantee	$125.8	$198.4
Financial Services	10.5	13.8
Corporate	5.0	42.3

Total	$141.3	$254.5

The decrease in Financial Guarantee underwriting and operating expenses for year ended December 31, 2011 were primarily due to lower compensation, premises, consulting and legal expenses. Compensation costs declined primarily as a result of (i) increase in forfeitures of previous stock option and RSU awards and (ii) lower headcount. As a result of the termination of Ambac’s corporate office lease in May 2011 all existing assets (leasehold improvements) and liabilities (deferred rent) relating to this lease were reduced to zero. Deferred rent was caused by the free rent periods during the life of the lease, whereas the expense of the lease was recognized on a straight-line basis (see Note 1 to the Consolidated Financial Statements for a description of the lease termination and related settlement). Declines in legal and consulting costs as compared to 2010 primarily related to the CDO of ABS commutation costs in 2010.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisors. During 2011 and 2010, expenses incurred in connection with legal and

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

consulting services provided for the benefit of OCI amounted to $17.1 million and $20.8 million. Accordingly, future expenses may include a significant amount of advisory costs for the benefit of OCI that are outside the control of Ambac’s management.

Corporate expenses include the operating expenses of Ambac, and, for 2010, RangeMark Financial Services. The decrease is primarily due to (i) lower legal and consulting costs as such professional fees are reflected in reorganization items for the full year 2011 and (ii) RangeMark expenses of $8.6 million for the year ended December 31, 2010, respectively, compared to none in 2011. Included within the $8.6 million is $4.0 million of goodwill impairment charges that were recognized prior to the sale of RangeMark Financial Services, Inc. (“RangeMark”) to the management of RangeMark.

Interest Expense. Interest expense includes accrued interest and accretion of the discount on surplus notes issued by Ambac Assurance and the Segregated Account, the interest expense relating to investment agreements, the interest expense related to a secured borrowing transaction closed in December 2011 and the interest expense related to Ambac’s corporate debentures. The following table provides details for the years ended December 31, 2011 and 2010:

($ in millions)	2011	2010
Interest expense:
Surplus notes	$119.9	$62.2
Investment agreements	8.1	16.8
Secured borrowing	0.1	—
Corporate debt (thru November 8, 2010)	—	102.3

Total	$128.1	$181.3

The increase in interest expense on surplus notes resulted from the higher average face amount of surplus notes outstanding during the 2011 periods compared to 2010 and to the impact of applying the level yield method as the discount to the face value of the surplus notes accretes over time. Surplus note interest payments require the approval of OCI. On June 1, 2011 OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding Surplus Notes issued by Ambac and the Segregated Account on the first scheduled interest payment date of June 7, 2011. Such interest was capitalized and the Company is accruing interest on these additional amounts.

The decline in interest expense related to investment agreements stemmed primarily from reductions on outstanding investment agreements as the portfolio declined to $546.5 million at December 31, 2011 from $805.6 million at December 31, 2011.

Interest expense in 2011 includes interest on a $35.6 million 6.65% note issued on December 16, 2011. The note is secured by certain Ambac Assurance-wrapped RMBS securities that were deposited into a bankruptcy remote trust. The trusts used to effectuate this transaction qualify as VIEs and are consolidated by Ambac.

Interest was no longer accrued on Ambac’s debt obligations included in Liabilities Subject to Compromise on the Consolidated Balance Sheets after Ambac filed for bankruptcy protection on November 8, 2010. If Ambac had continued to accrue interest on its debt obligations, contractual interest expense would have been $110.1 million and $113.6 million for the year ended December 31, 2011 and 2010, respectively.

Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. Reorganization items in 2011 and 2010 were $49.9 million and $32.0 million, respectively, including professional advisory fees of approximately $35.8 million and $5.5 million in 2011 and

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

2010, respectively, and debt valuation adjustments on pre-petition liabilities of $26.4 million in 2010. On March 1, 2011, Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) entered into a settlement agreement (the “OSS Settlement Agreement”) to terminate the Company’s office lease with OSS and to settle all claims among the parties. The OSS Settlement Agreement provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for approximately $14.1 million. See Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of these costs.

Provision for Income Taxes. Income tax expense was $77.4 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. The income tax for 2011 related predominantly to the accrual of additional federal income tax expense to bring the overall reserve for income taxes in line with Ambac’s intent to pay the IRS to settle the IRS Dispute, inclusive of amounts contributed by both the Company and Ambac Assurance as contemplated by the Mediation Agreement. Please refer to Note 1 to the Consolidated Financial Statements located in Item 8 of this Form 10-K for additional information on the Mediation Agreement.

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

On March 24, 2010, Ambac Assurance acquiesced to the request of OCI to establish a Segregated Account. Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance and accordingly is subject to all of the filing and statutory reporting requirements of Wisconsin domiciled insurers. The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus reported in Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s account, the Segregated Account as well as Ambac Assurance’s equity investment in its subsidiaries.

Ambac Assurance reported statutory capital and surplus of $495.3 million and $1,026.9 million as of December 31, 2011 and December 31, 2010, respectively. Ambac Assurance, combined with Everspan, reported contingency reserves of $192.7 million and $512.6 million as of December 31, 2011 and December 31, 2010, respectively. Ambac Assurance and Everspan received approval to release contingency reserves of $444.6 million in 2011. Ambac Assurance reported a statutory net loss of $835.8 million for the year ended December 31, 2011. The primary drivers of the statutory net loss were increases in statutory loss and loss expenses related primarily to: (i) RMBS financial guarantee contracts that defaulted during 2011, as well as adverse development on insurance policies that defaulted in prior years, and (ii) the execution of commutations for certain financial guarantee contracts that had not previously defaulted during 2011, and (iii) impairment losses on its loans to subsidiaries.

Statutory surplus is sensitive to: (i) further credit deterioration on the defaulted credits in the insured portfolio, (ii) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (iii) first time payment defaults of insured obligations, which increases statutory loss reserves, (iv) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (v) reinsurance contract terminations at amounts that differ from net assets recorded, (vi) reductions in the fair value of previously impaired investments or additional downgrades

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

of the ratings on investment securities to below investment grade by the independent rating agencies, (vii) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (viii) issuance of surplus notes, and (ix) intercompany loan impairments based on changes to interest rates and/or early terminations of investment agreements at amounts that differ from the amount of liabilities recorded.

The significant differences from U.S. GAAP are that under SAP:

•

Loss reserves are only established for losses on guaranteed obligations that have defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (currently discounted at 5.1% as prescribed by OCI). Under U.S. GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of U.S GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 1.5%.

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

•

Wholly owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to an admissibility test. When Ambac Assurance’s share of the subsidiaries’ losses exceeds the related carrying amounts of the wholly owned subsidiary, Ambac Assurance discontinues applying the equity method and the investment is reduced to zero. For those subsidiaries that have insufficient claims paying resources and whose obligations are guaranteed by Ambac Assurance, Ambac Assurance records an estimated impairment for probable losses which are in excess of the subsidiaries’ claims paying resources. Such impairments were recorded for our credit derivative subsidiary for periods prior to June 2010. Under U.S. GAAP, credit derivatives are recorded at fair value, which is impacted by market valuations of the exposures and includes the effect of Ambac Assurance’s own credit in the measurement. This mark-to-market valuation often differs significantly from the statutory measure of impairment discussed above.

•

Variable interest entities are not required to be assessed for consolidation. Under U.S. GAAP, a reporting entity that has both the following characteristics is required to consolidate the VIE: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. With regard to issuance of a financial guarantee insurance policy, Ambac generally has the obligation to absorb losses of VIEs that could potentially be significant to the VIE as the result of its guarantee of insured obligations issued by VIEs. For certain VIEs Ambac Assurance has the power to direct the most significant activities of the VIE and accordingly consolidates the Financial Statements of such VIEs under U.S. GAAP.

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

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

payments. Under the Segregated Account Rehabilitation Plan, which has been confirmed but is not effective and is subject to change, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. The Wisconsin Insurance Commissioner has directed Ambac Assurance to utilize par value rather than fair value of these surplus notes in this computation.

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

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by Ambac’s Chapter 11 Bankruptcy filing. We believe the consummation of a successful restructuring under Chapter 11 of the Bankruptcy Code is critical to our continued viability and long term liquidity. As with any judicial proceeding, there are risks of unavoidable delay with a Chapter 11 proceeding. Delays in the consummation of a plan would add expense as Ambac will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. A prolonged continuation of the Chapter 11 proceedings may also require us to seek financing. If we require financing during the Chapter 11 proceedings and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, our assets and securities could become further devalued or worthless. While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no guarantee can be given that it will be able to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $35.4 million at December 31, 2011 (excluding $2.5 million of restricted cash), consummation of the Reorganization Plan and on the residual value of Ambac Assurance. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K), Ambac Assurance is required, under certain circumstances, to make payments to the Company with respect to the utilization of NOLs and to reimburse certain costs and expenses. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for descriptions of the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore the aforementioned payments and reimbursements will be Ambac’s principal source of funds in the near term. The principal uses of liquidity are the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses and settlements related to pending litigation. Ambac’s liquidity requirements are being funded by cash on hand and reimbursements of a portion of IRS litigation expenses from Ambac Assurance, and any contingencies could cause material additional liquidity strains.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table includes aggregated information about contractual obligations for Ambac and its subsidiaries, excluding variable interest entities consolidated as a result of Ambac Assurance’s financial guarantee contracts. These obligations include payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments under Ambac Assurance and Ambac Assurance Segregated Account’s surplus note obligations, investment agreement obligations, repurchase agreement obligations and payments due under operating leases. The table and commentary below reflect scheduled payments and maturities based on the original payment terms specified in the underlying agreements and contracts and exclude Liabilities subject to compromise which will be disbursed in accordance with our plan of reorganization.

	Contractual Obligations by Year
($ in millions)	2012	2013	2014	2015	2016	Thereafter
Surplus note obligations(1)	$214.3	$104.7	$104.7	$104.7	$104.7	$2,528.4
Investment and repurchase agreement obligations(2)	319.2	21.0	100.7	1.5	1.5	177.9
Operating lease obligations(3)	4.9	5.0	5.1	5.2	0.4	0.8
Purchase obligations(4)	18.3	169.1	0.4	177.1	—	—
Post retirement benefits(5)	0.4	0.5	0.5	0.6	0.6	3.8
Loss and loss expense reserves(6)	4,174.3	1,029.6	1,026.4	423.6	234.1	4,630.0
Federal Taxes(7)	101.9	—	—	—	—	97.0
Secured borrowing(8)	20.7	13.0	4.2	—	—	—

Total	$4,854.0	$1,342.9	$1,242.0	$712.7	$341.3	$7,437.9

(1)	Includes principal of and interest on surplus notes, issued as of December 31, 2010, when due. All payments of principal and interest on Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the surplus notes, such interest will accrue and compound annually until paid. Amounts in the table consider approval by OCI for all principal and investment payments in the future.
(2)	Includes principal of and interest on obligations using current rates for floating rate obligations. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to legal maturity date. Amounts included in the table are based on the earliest optional draw date.
(3)	Amount represents future lease payments on lease agreements existing as of December 31, 2011.
(4)	Purchase obligations represent future expenditures for contractually scheduled fixed terms and amounts due for various technology-related maintenance agreements and other outside services. Purchase obligations also include the purchase of insured student loan obligations by Ambac Assurance, primarily variable rate demand obligations from liquidity providers as required by the terms of our insurance agreements. Amounts reflected in this table are the current outstanding par at December 31, 2011.
(5)	Amount represents future benefit payments on the postretirement benefit plans for the next 10 years.
(6)

The timing of expected claim payments is based on deal specific cash flow payments, excluding expected recoveries and those student loan obligations as noted in Purchase obligations. These deal specific cash flow payments are based on the expected cash flows of the underlying transactions (e.g. for RMBS credits we model estimated future claim payments). The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to the Loss Reserves section located in Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method. Claims on Segregated Account Policies remain subject to a payment moratorium until the Segregated Account Rehabilitation Plan becomes effective. Insurance claims presented during the moratorium of $2,768 million for policies allocated to the Segregated Account have not yet been paid. Although the Rehabilitator has not established an effective date for the Rehabilitation Plan, we have

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

included such unpaid amounts as obligations due in 2012 in the table above based on management’s internal cash flow projections. Under the Segregated Account Rehabilitation Plan, which has been confirmed but is not effective and remains subject to change, holders of permitted policy claims will receive 25% of their permitted claims in cash and 75% in Segregated Account Surplus Notes. Refer to 2010, 2011 and Recent Events section in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for discussion of insurance policies and other liabilities and interests allocated to the Segregated Account on March 24, 2010 and the settlement with respect to certain CDO-related obligations.
(7)	Includes a Federal tax settlement in 2012 and $97.0 million of unrecognized tax benefits that is not possible to make a reliable estimate about the period in which the payment may occur.
(8)	Includes estimated interest and principal payments on the secured borrowing. These estimates are based on modeled expected future cash flows from the underlying RMBS securities which collateralize and fund repayment of the secured borrowing. Refer to Notes 12 and 9 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of the secured borrowing and of our cash flow estimation process for RMBS securities, respectively.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, proceeds from repayment of affiliate loans, claim and reinsurance recoveries and RMBS subrogation recoveries. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus notes principal and interest payments and additional loans to affiliates. As a result of the Segregated Account Rehabilitation Plan, claim payments on policies allocated to the Segregated Account will not be paid until the Segregated Account Rehabilitation Plan is declared effective. Surplus note interest payments require the approval of OCI. On June 1, 2011 OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding Surplus Notes issued by Ambac and the Segregated Account on the first scheduled interest payment date of June 7, 2011.

Our ability to recover RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $2,778.6 million, beginning in 2013. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially. Similarly, our right to receive installment premium as well as the amount is impacted by the contractual terms of each policy and period in which the insured obligation remains outstanding. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. A subsidiary of Ambac Assurance provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurer is required to repay all amounts drawn under the liquidity facility. At December 31, 2011 and December 31, 2010, $8.8 million was drawn on this liquidity facility.

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

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

termination payment obligations, (iii) loans, (iv) sureties and (v) investment agreements and payment agreements, both of which serve as collateral to economically defease portions of the lessees’ payment obligations in respect of termination payments.

These transactions expose Ambac to the following risks, primarily as a result of Ambac Assurance’s rating downgrades:

•	Collateral posting requirements due to Ambac Assurance rating downgrade triggering events under certain agreements.

•

Lease events, of default and the requirement for a lessee to make a termination payment upon a demand by the lessor. Portions of any termination payments may be funded from the liquidation of the related defeasance collateral (i.e. payment agreements, investment agreements and/or other securities). To the extent a lessee fails to make a required termination payment, Ambac may be required to make a surety bond payment, or a swap settlement, under its guarantee policy or credit default swap, as applicable. The payment required under the Ambac credit enhancement will be based on the difference between the termination amount and the value derived from the defeasance collateral. Following a payment, Ambac would then be entitled to settle a credit default swap with the lessee or exercise its reimbursement rights against the lessee. In such circumstances Ambac, through subrogation or ownership in the leased assets, would have the right, along with other remedies, to liquidate the leased assets.

Ambac Assurance’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac Assurance rating downgrade triggers at December 31, 2011 and 2010 was $844.3 million and $889.1 million, respectively. Ambac Assurance’s financial guarantee exposure to these termination payments, net of defeasance collateral was $699.9 million, at December 31, 2011, and $749.1 million, at December 31, 2010. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of leveraged lease transactions where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amounted to $1,454.2 million as of December 31, 2011. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDSs where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payments on investment and repurchase agreement obligations; payments on intercompany loans; payments under derivative contracts (primarily interest rate swaps and US Treasury futures); collateral posting; and operating expenses. Management believes that its Financial Services’ short and long-term liquidity needs can be funded from net investment income; the maturity of invested assets; sales of invested assets; intercompany loans from Ambac Assurance; and receipts from derivative contracts.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreements and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of December 31, 2011, $361.6 million of contingent withdrawal investment agreements issued to CDOs remained outstanding. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Credit Ratings and Collateral. The significant rating downgrades of Ambac Assurance by Moody’s and S&P resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $564.0 million in connection with its outstanding investment agreements, including accrued interest, at December 31, 2011.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges most of the related risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post independent amounts of collateral in excess of the amounts needed to cover unrealized losses. Additionally, AFS hedges part of its interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, it would generally result in a return of collateral to AFS in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $302.8 million, including independent amounts, under these contracts at December 31, 2011.

Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

BALANCE SHEET

In 2011, total assets decreased by approximately $1.9 million to $27.11 billion at December 31, 2011, driven by the net decline in assets of consolidated variable interest entities, partially offset by (i) installment premium receipts on insurance and credit derivative transactions; and (ii) coupon payments on investment securities. As of December 31, 2011, total stockholders’ deficit was $3.15 billion, as compared to $1.35 billion deficit at December 31, 2010. This change was primarily caused by the net loss for the period, partially offset by improvements in fair value of investment securities during the period.

Investment Portfolio. Ambac Assurance’s investment objective for the Financial Guarantee portfolio is to achieve the highest after-tax yield on a diversified portfolio of fixed income investments while employing asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities in the open market given their relative risk/reward characteristics and to mitigate the effect of potential future adverse development in the insured portfolio. Further, Ambac Assurance’s investment policies are subject to oversight by the Rehabilitator of the Segregated Account pursuant to contracts entered into between Ambac Assurance and the Segregated Account.

Ambac UK’s investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holders and meeting their claims. Ambac UK’s investment portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the FSA as regulator of Ambac UK. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.

The Financial Services investment portfolio consists primarily of assets funded with proceeds from the issuance of investment agreement liabilities. The investment objectives are to invest in primarily high-grade securities that produce sufficient cash flow to satisfy all investment agreement liabilities and intercompany loans, and which will satisfy investment agreement collateral requirements. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table summarizes the composition of Ambac’s investment portfolio at fair value by segment at December 31, 2011 and 2010:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2011:
Fixed income securities:
Municipal obligations(1)	$2,003.0	$—	$—	$2,003.0
Corporate obligations	1,015.6	111.9	—	1,127.5
Foreign obligations	94.8	—	—	94.8
U.S. government obligations	86.2	25.4	—	111.6
U.S. agency obligations	82.6	4.3	—	86.9
Residential mortgage-backed securities(2)	1,054.5	358.0	—	1,412.5
Collateralized debt obligations	31.7	14.5	—	46.2
Other asset-backed securities	669.6	278.2	—	947.8

	5,038.0	792.3	—	5,830.3
Short-term(1)	729.5	18.7	34.9	783.1
Other	0.1	—	—	0.1

	5,767.6	811.0	34.9	6,613.5

Fixed income securities pledged as collateral:
U.S. government obligations	260.8	—	—	260.8
Residential mortgage-backed securities	2.7	—	—	2.7

	263.5	—	—	263.5

Total investments	$6,031.1	$811.0	$34.9	$6,877.0

Percent total	87.7%	11.8%	0.5%	100%

December 31, 2010:
Fixed income securities:
Municipal obligations(1)	$1,921.3	$—	$—	$1,921.3
Corporate obligations	811.0	106.9	—	917.9
Foreign obligations	118.4	—	—	118.4
U.S. government obligations	121.1	35.8	—	156.9
U.S. agency obligations	83.9	4.4	—	88.3
Residential mortgage-backed securities	944.2	554.5	—	1,498.7
Collateralized debt obligations	32.3	—	—	32.3
Other asset-backed securities	604.4	399.9	—	1,004.3

	4,636.6	1,101.5	—	5,738.1
Short-term(1)	921.3	6.9	63.4	991.6
Other	0.1	—	—	0.1

	5,558.0	1,108.4	63.4	6,729.8

Fixed income securities pledged as collateral:
U.S. government obligations	115.4	—	—	115.4
Residential mortgage-backed securities	8.1	—	—	8.1

	123.5	—	—	123.5

Total investments	$5,681.5	$1,108.4	$63.4	$6,853.3

Percent total	82.9%	16.2%	0.9%	100%

(1)	Includes taxable and tax exempt securities.
(2)	Includes RMBS insured by Ambac Assurance.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities at December 31, 2011 and 2010 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2011:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$443.0	$224.4	$—	$667.4
RMBS—Second Lien	386.8	—	—	386.8
U.S. Government Sponsored Enterprise Mortgages	93.7	128.7	—	222.4
RMBS—First Lien—Sub Prime	126.0	—	—	126.0
Government National Mortgage Association	3.3	4.9	—	8.2
RMBS—First Lien—Prime	4.4	—	—	4.4

Total residential mortgage-backed securities	1,057.2	358.0	—	1,415.2

Other asset-backed securities
Military Housing	376.7	—	—	376.7
Credit Cards	—	176.4	—	176.4
Auto	55.6	78.1	—	133.7
Structured Insurance	123.3	—	—	123.3
Student Loans	16.6	13.6	—	30.2
Other	97.4	10.1	—	107.5

Total other asset-backed securities	669.6	278.2	—	947.8

Total	$1,726.8	$636.2	$—	$2,363.0

December 31, 2010
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$502.9	$254.8	$—	$757.7
RMBS—Second Lien	219.1	—	—	219.1
U.S. Government Sponsored Enterprise Mortgages	121.0	293.2	—	414.2
RMBS—First Lien—Sub Prime	99.6	—	—	99.6
Government National Mortgage Association	3.8	6.5	—	10.3
RMBS—First Lien—Prime	5.9	—	—	5.9

Total residential mortgage-backed securities	952.3	554.5	—	1,506.8

Other asset-backed securities
Military Housing	368.6	—	—	368.6
Credit Cards	—	256.1	—	256.1
Auto	—	110.8	—	110.8
Structured Insurance	133.6	—	—	133.6
Student Loans	16.3	33.0	—	49.3
Other	85.9	—	—	85.9

Total other asset-backed securities	604.4	399.9	—	1,004.3

Total	$1,556.7	$954.4	$—	$2,511.1

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is BB- and BBB, as of December 31, 2011 and December 31, 2010, respectively. There is additional auto exposure in short term investments of $7.9 million and $0.0 million at December 31, 2011 and 2010, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table provides the fair value of residential mortgage-backed securities (excluding U.S. Government Sponsored Enterprises and Government National Mortgage Association Mortgages) by vintage and type at December 31, 2011 and 2010:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
December 31, 2011
2003 and prior	$—	$0.5	$—	$4.3	$4.8
2004	29.0	7.1	—	1.3	37.4
2005	135.9	63.7	4.4	3.6	207.6
2006	175.4	254.0	—	83.8	513.2
2007	327.1	61.5	—	33.0	421.6

Total	$667.4	$386.8	$4.4	$126.0	$1,184.6

December 31, 2010
2003 and prior	$—	$1.0	$—	$3.2	$4.2
2004	27.3	3.9	—	1.6	32.8
2005	209.1	50.9	5.9	3.5	269.4
2006	214.8	110.2	—	77.2	402.2
2007	306.5	53.1	—	14.1	373.7

Total	$757.7	$219.1	$5.9	$99.6	$1,082.3

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because generally the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. Since the insurance cannot be legally separated from the underlying security, the fair value of the insured securities in the investment portfolio includes the value of any financial guarantee embedded in such securities, including guarantees written by Ambac Assurance. In addition, a hypothetical fair value assuming the absence of the insurance is not readily available from our independent pricing sources.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2011 and 2010, respectively:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short term	Total	Weighted Average Underlying Rating(1)
December 31, 2011
Ambac Assurance Corporation	$59.9	$4.6	$1,123.8	$—	$1,188.3	B+
National Public Finance Guarantee Corporation	816.7	82.4	—	—	899.1	A+
Assured Guaranty Municipal Corporation	447.0	160.2	9.3	24.0	640.5	A
Assured Guaranty Corporation	—	—	38.4	—	38.4	CCC+
Financial Guarantee Insurance Corporation	17.3	—	7.7	—	25.0	BBB+
MBIA Insurance Corporation	—	19.1	3.8	—	22.9	BBB-

Total	$1,340.9	$266.3	$1,183.0	$24.0	$2,814.2	BBB

December 31, 2010
Ambac Assurance Corporation	$55.8	$4.6	$840.2	$—	$900.6	BB
National Public Finance Guarantee Corporation	815.8	80.9	—	—	896.7	AA-
Assured Guaranty Municipal Corporation	399.4	151.1	25.8	22.5	598.8	A
Assured Guaranty Corporation	—	—	45.1	—	45.1	CCC+
Financial Guarantee Insurance Corporation	16.4	—	11.8	—	28.2	BBB+
MBIA Insurance Corporation	—	19.6	5.6	—	25.2	BBB-

Total	$1,287.4	$256.2	$928.5	$22.5	$2,494.6	BBB+

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody’s. If unavailable, Ambac’s internal rating is used.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table provides the ratings distribution of the fixed income investment portfolio at December 31, 2011 and 2010 by segment:

Rating(1):

	Financial Guarantee	Financial Services	Combined
2011:
AAA	25%	57%	29%
AA	33	17	31
A	14	<1	12
BBB	8	5	8
Below investment grade	13	21	14
Not rated	7	—	6

	100%	100%	100%

2010:
AAA	30%	65%	36%
AA	32	14	29
A	16	2	13
BBB	10	2	9
Below investment grade	12	17	13
Not rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table summarizes, for all securities in an unrealized loss position as of December 31, 2011 and 2010, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	December 31, 2011		December 31, 2010
($ in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0—6 months	$4.4	$0.1	$281.8	$7.6
7—12 months	5.0	0.2	—	—
Greater than 12 months	14.6	0.2	33.9	4.0

	24.0	0.5	315.7	11.6

Corporate obligations in continuous unrealized loss for:
0—6 months	139.3	4.1	51.8	1.7
7—12 months	16.2	2.1	—	—
Greater than 12 months	178.9	17.0	212.4	22.1

	334.4	23.2	264.2	23.8

U.S. treasury obligations in continuous unrealized loss for:
0—6 months	130.4	0.1	5.0	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	130.4	0.1	5.0	—

Residential mortgage-backed securities in continuous unrealized loss for:
0—6 months	113.4	12.2	22.2	0.5
7—12 months	12.4	2.3	—	—
Greater than 12 months	105.7	43.3	127.8	40.2

	231.5	57.8	150.0	40.7

Collateralized debt obligations in continuous unrealized loss for:
0—6 months	33.0	0.8	—	—
7—12 months	—	—	—	—
Greater than 12 months	12.5	1.8	30.4	9.1

	45.5	2.6	30.4	9.1

Other asset-backed securities in continuous unrealized loss for:
0—6 months	176.6	8.3	97.3	1.5
7—12 months	5.2	—	4.7	—
Greater than 12 months	204.9	51.8	440.7	42.4

	386.7	60.1	542.7	43.9

Short term securities in continuous unrealized loss for:
0—6 months	5.8	—	—	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	5.8	—	—	—

Total	$1,158.3	$144.3	$1,308.0	$129.1

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Management has determined that the unrealized losses in fixed income securities at December 31, 2011 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities, including those guaranteed by Ambac Assurance, and a general increase in risk and liquidity premiums demanded by fixed income investors. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no unexpected principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management has no intent to sell these securities; and (d) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. Of the $1,158.3 million that were in a gross unrealized loss position at December 31, 2011, below investment grade securities and non-rated securities had a fair value of $268.6 million and unrealized loss of $77.9 million, which represented 23.2% of the total fair value, and 54.0% of the unrealized loss as shown in the table above. Of the $1,308.0 million that were in a gross unrealized loss position at December 31, 2010, below investment grade securities and non-rated securities had a fair value of $110.1 million and an unrealized loss of $31.5 million, which represented 8.4% of the total fair value and 24.4% of the unrealized loss as shown in the above table.

For the year ended December 31, 2011other-than-temporary write-downs in the Financial Guarantee and Financial Services segments were $59.3 million and $4.5 million, respectively. These losses primarily resulted from adverse changes to projected cash flows on securities guaranteed by Ambac Assurance. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. Claim payments under Segregated Account policies have remained suspended throughout the year ended December 31, 2011. Further changes in the estimated effective date of the Segregated Account Rehabilitation Plan and resumption of claim payments thereunder have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during the year ended December 31, 2011. For the year ended December 31, 2010 other-than-temporary write-downs in the Financial Guarantee and Financial Services segments were $56.7 million and $3.1 million, respectively. These losses primarily related to adverse changes in projected cash flows as the results of actions taken by OCI as described above. There were additional other-than-temporary write-downs taken on securities which management intended to sell. As of December 31, 2011, management has not asserted an intent to sell any securities in an unrealized loss from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table summarizes amortized cost and fair value for all securities in an unrealized loss position as of December 31, 2011 and 2010, by contractual maturity date:

	December 31, 2011		December 31, 2010
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$2.9	$2.8	$—	$—
Due after one year through five years	—	—	5.0	4.0
Due after five years through ten years	15.1	14.9	73.5	71.2
Due after ten years	6.5	6.3	248.8	240.5

	24.5	24.0	327.3	315.7

Corporate obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	114.3	111.1	70.6	69.3
Due after five years through ten years	189.7	177.3	129.4	114.4
Due after ten years	53.6	46.0	88.0	80.5

	357.6	334.4	288.0	264.2

U.S. treasury obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	130.3	130.2	—	—
Due after five years through ten years	0.2	0.2	5.0	5.0
Due after ten years	—	—	—	—

	130.5	130.4	5.0	5.0

Residential mortgage-backed securities	289.3	231.5	190.7	150.0

Collateralized debt obligations	48.1	45.5	39.5	30.4

Other asset-backed securities	446.8	386.7	586.6	542.7

Short term securities:
Due in one year or less	5.8	5.8	—	—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	5.8	5.8	—	—

Total	$1,302.6	$1,158.3	$1,437.1	$1,308.0

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table summarizes, for all securities sold at a loss during 2011 and 2010, the aggregate fair value and realized loss by length of time those securities were continuously in an unrealized loss position prior to the sale date:

	December 31, 2011		December 31, 2010
($ in millions)	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses
Municipal obligations in continuous unrealized loss for:
0—6 months	$—	$—	$45.1	$0.1
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	45.1	0.1

Corporate obligations in continuous unrealized loss for:
0—6 months	17.0	1.2	2.5	0.6
7—12 months	—	—	0.2	—
Greater than 12 months	—	—	24.2	0.8

	17.0	1.2	26.9	1.4

U.S. government obligations in continuous unrealized loss for:
0—6 months	5.5	—	29.9	1.0
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	5.5	—	29.9	1.0

Collateralized debt obligations in continuous unrealized loss for:
0—6 months	—	—	—	—
7—12 months	—	—	—	—
Greater than 12 months	16.6	3.3	28.1	6.0

	16.6	3.3	28.1	6.0

Other asset-backed securities in continuous unrealized loss for:
0—6 months	—	—	—	—
7—12 months	—	—	5.6	0.7
Greater than 12 months	83.1	0.9	282.0	77.1

	83.1	0.9	287.6	77.8

Total	$122.2	$5.4	$417.6	$86.3

Taxes. On February 2, 2010, Ambac entered into a Tax Benefit Preservation Plan (the “Rights Plan”) with Mellon Investor Services LLC, as Rights Agent. The Rights Plan was adopted in an effort to protect Ambac’s valuable U.S. federal net operating losses (“NOLs”) under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Rights Plan, from and after the record date of February 16, 2010, each share of our common stock will carry with it one preferred share purchase right (a “Right”), until the earlier of (i) the date that is 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 4.9% or more of Ambac’s outstanding common stock (or if already the beneficial owner of at least 4.9% of Ambac’s outstanding common stock, by acquiring additional shares of common stock representing 1.0% or more of the shares of common stock then outstanding), unless exempted by the Board and (ii) the expiration of the Rights. In general terms, the Rights will work to impose a significant penalty upon any person or group which acquires 4.9% or more of our outstanding common stock after February 2, 2010, without the approval of our Board. Shareholders who own 4.9% or more of the outstanding common stock as of the close of business on February 2, 2010, will not trigger the Rights so long as they do not (i) acquire additional shares of common stock representing one percent (1.0%) or more of the shares of common stock then outstanding or (ii) fall under 4.9% ownership of common stock and then reacquire shares that in the aggregate equal 4.9% or more of the common stock.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

A significant consideration in Ambac’s reorganization is the impact, if any, on Ambac’s estimated $7,150,893 U.S. federal net operating loss tax carry forward as of December 31, 2011. Ambac considers the NOLs to be a valuable asset. However, Ambac’s ability to use the NOLs could be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) (an “Ownership Change”). In general, an Ownership Change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership (by value) in Ambac by 50% or more, as measured generally over a rolling three year period beginning with the last Ownership Change. These provisions can be triggered by new issuances of stock, merger and acquisition activity or normal market trading. As noted above, on February 2, 2010, Ambac entered into the Rights Plan to reduce the risk of an Ownership Change resulting from the trading of Ambac’s stock. Moreover, on November 30, 2010, the Bankruptcy Court entered an order restricting certain transfers of equity interests in, and claims against, Ambac in order to mitigate the possibility of an Ownership Change occurring upon consummation of the Reorganization Plan and to increase the likelihood that Ambac will be able to utilize a special exception under Section 382 of the Code for Ownership Changes occurring as a result of a bankruptcy plan of reorganization. On July 21, 2011, the Company filed a notice (the “Reporting Notice”) requiring that any entity holding claims against the Company in an amount that equals or exceeds $55 million (each, a “Substantial Claimholder”) to serve upon the Company and its counsel a “Substantial Claimholder Notice” in the form attached to the Reporting Notice. On January 6, 2012, the Bankruptcy Court entered an order (the “Claims Acquisition Notice Order”) providing that (i) any entity that served a Substantial Claimholder Notice proposing to acquire additional claims against Ambac and any entity that would become a Substantial Claimholder by virtue of a proposed acquisition of claims against Ambac must provide advance written notice of such transaction to Ambac (a “Proposed Claims Acquisition Notice”); (ii) upon receipt of a Proposed Claims Acquisition Notice Ambac shall have ten business days to object to any transaction described in such notice; (iii) any entity that acquired claims against Ambac as to which a Proposed Claims Acquisition Notice would have been required, but for the fact that such acquisition occurred prior to entry of the Claims Acquisition Notice Order, shall serve a Proposed Claims Acquisition Notice upon Ambac with respect to such claims and Ambac may order such entity to sell such claims, in accordance with the procedures set forth in the order establishing procedures for certain transfers of equity interests in and claims against Ambac, entered by the Bankruptcy Court on November 30, 2010 (the “Trading Order”); and (iv) the “Equity Forfeiture Provisions” set forth in the Trading Order shall apply to any entity that fails to comply with the Claims Acquisition Notice Order or the Trading Order (including any entity that failed to serve a Substantial Claimholder Notice upon Ambac following the filing of the Reporting Notice, in accordance with the Trading Order).

It is likely that Ambac would undergo an “ownership change” for purposes of Section 382 of the Code as a result of implementation of a bankruptcy plan of reorganization. Ambac expects to qualify under a special exception contained in Section 382(l)(5) of the Code (the “L5 Exception”) in order to avoid an ownership change as a result of the implementation of the bankruptcy plan of reorganization.

Cash Flows. Net cash provided by (used in) operating activities was $3.6 million and ($2,087.0) million during 2011 and 2010, respectively. Operating cash flows increased in 2011 primarily due to lower loss payments as a result of the claims moratorium imposed on the Segregated Account ($$1,357.2 million of claims presented but not paid in 2011), partially offset by commutation payments of $256 million. Operating cash flows were negatively impacted during 2010 by CDS loss payments, net of recoveries from hedge counterparties, of $2,789.0 million, including the Settlement Agreement of CDO of ABS, partially offset by the reduction in insurance losses paid as a result of the claim moratorium with respect to the rehabilitation of the Segregated Account ($1,411.4 million of claims presented but not paid in 2010). Operating cash flows were not impacted by interest payments under surplus notes issued by Ambac Assurance and the Segregated Account of Ambac Assurance since OCI did not approve such payments in June 2011. Future net cash provided by operating activities will be impacted by the level of premium collections, investment income, surplus note interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of presented but unpaid claims as a result of the claim moratorium), including payments under credit default swap contracts.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Net cash provided by investing activities was $228.0 million and $2,471.7 million in 2011 and 2010, respectively. These investing activities were primarily from sales and maturities of fixed income securities, partially offset by purchases of investments and net short-term investing activities. Net cash used in financing activities was $225.1 million and $487.3 million in 2011 and 2010, respectively. Financing activities for the years ended December 31, 2011 and 2010 included repayments of investment and repurchase agreements of $258.4 million and $400.2 million, respectively.

Total cash provided by (used in) operating, investing and financing activities was $6.5 million and ($102.6) million in 2011 and 2010, respectively.

SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES

Please refer to Note 2, “Significant Accounting Policies” and Note 3, “Special Purpose Entities, Including Variable Interest Entities” of the Consolidated Financial Statements, located in Item 8 of this Form 10-K, for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.

ACCOUNTING STANDARDS

Please refer to Note 2, “Significant Accounting Policies” of the Consolidated Financial Statements, located in Item 8 of this Form 10-K, for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

RISK MANAGEMENT

Ambac’s principal business strategy is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, commutations of policies, purchases of Ambac-insured obligations and repurchases of surplus notes) and maximizing the return on its investment portfolio. The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategy. As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, Ambac’s risk management practices are qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices. By virtue of a management services contract executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Risk Management group is responsible for all surveillance, remediation and mitigation services provided to the Segregated Account under the supervision of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). Please refer to Risk Management located in Part I, Item 1: Business of this Form 10-K for further discussion of our Risk Management Group.

Credit Risk

Ambac is exposed to credit risk in various capacities including as an issuer of financial guarantees, including credit default swaps, as counterparty to reinsurers and derivative and other financial contracts and as a holder of investment securities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Investment Securities—Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration, asset type, and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes procedures on residential mortgage-backed securities consistent with those utilized to assess the risk of our insured RMBS exposures. Please refer to Note 9 “Investments” to the Consolidated Financial Statements, located in Item 8, and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, located in Item 7 of this Form 10-K for further disclosures relating to the investment portfolio.

Derivatives—Credit risks relating to derivative positions primarily concern the default of a counterparty. Counterparty default exposure on derivatives (other than credit derivatives) is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits. Derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Credit risk associated with such customer derivatives, including credit derivatives, is managed through the financial guarantee portfolio risk management processes described above. In some cases, derivatives between Ambac and financial guarantee customers are placed through a third party financial intermediary and do not require collateral posting. These transactions include structural mechanisms such as separate trust accounts to mitigate credit exposure to the intermediary. Please refer to Note 9 “Investments” to the Consolidated Financial Statements located in Item 8, and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, located in Item 7 of this Form 10-K for disclosures of collateral posted to Ambac under derivative contracts.

Reinsurance—To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, and (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures. Ambac Assurance held letters of credit and collateral amounting to approximately $337.4 million from its reinsurers at December 31, 2011. The largest reinsurer accounted for 7.0% of gross par outstanding at December 31, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2011, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $23,959 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2011 and the reinsurers’ rating levels as of March 15, 2012:

			Percentage of total ceded par	Net unsecured reinsurance recoverable (in thousands)(1)
	Moody’s
Reinsurers	Rating	Outlook
Assured Guaranty Re Ltd	A1	Negative Outlook	86.07%	$—
Sompo Japan Insurance Inc	A1	Stable	7.44	—
Assured Guaranty Corporation	Aa3	Negative Outlook	6.49	15,054

Total			100.00%	$15,054

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, basis risk (e.g., taxable index rates relative to issue specific or tax-exempt index rates), credit spread risk and foreign currency exchange risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers in Ambac’s Risk Management group are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of both parallel and non-parallel shifts in the benchmark interest rate curve and “Value-at-Risk” (“VaR”) measures. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Interest Rate Risk:

Financial instruments for which fair value may be affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under repurchase agreements, long-term debt, surplus notes and interest rate derivatives. The following table summarizes the estimated change in fair value (based primarily on the valuation models discussed above) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2011:

Change in Interest Rates	Estimated Net Fair Value	Estimated Change in Net Fair Value
($ in millions)
2011:
300 basis point rise	$5,428	$(136)
200 basis point rise	5,553	(11)
100 basis point rise	5,589	25
Base scenario	5,564	—
100 basis point decline	5,469	(95)

Due to the low interest rate environment as of December 31, 2011, stress scenarios involving interest rate declines greater than 100 basis points are not meaningful to the Company’s portfolios. Changes in fair value reflected in the above table are driven primarily by the impact of interest rate shifts on the investment portfolio

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

(which declines in value as rates increase) and the interest rate swap portfolio (which is positioned to increase in value as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments on the financial guarantee portfolio.

Basis Risk.

Ambac Financial Services (“AFS”) manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and some excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “Macro Hedge”). The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the Macro Hedge position would produce mark-to-market gains or losses of approximately $2.5 million for a 1 basis point parallel shift in USD Libor and US Treasury rates up or down at December 31, 2011. Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1 basis point in relation to taxable interest rates, Ambac would experience a mark-to-market gain or loss of $0.1 million at December 31, 2011. For a 1 basis point parallel shift in USD Libor interest rates versus the US Treasury rate Ambac would experience a mark-to-market gain or loss of $0.05 million December 31, 2011. Each of the amounts above is presenting sensitivity (gain or loss) under the assumption that everything else remains unchanged. Actual changes in tax-exempt interest rates, and US Libor vs. US Treasury rates, as well as changes in Libor curves for different currencies themselves are correlated. This correlation is taken into account when we produce VaR numbers based on historical changes of all interest rate risk components as discussed below.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the year ended December 31, 2011, Ambac’s VaR, for its core interest rate swap portfolio (which excludes the Macro Hedge) averaged approximately $1.9 million. Ambac’s VaR ranged from a high of $2.6 million to a low of $1.5 million in 2011. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

The municipal interest rate swaps we provide require AFS to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. Beginning 2008, dislocation in the credit markets led to increases in Ambac’s payments under interest rate swaps where Ambac pays an issue-specific rate, resulting in losses on those swaps. These swaps contain provisions that are designed to protect against certain forms of basis risk or tax reform. Such provisions include the ability of AFS to convert the rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of a taxable index rate in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event the bonds are put to a liquidity provider under a liquidity facility. Since 2008, Ambac has (i) terminated the vast majority of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $36.3 million as of December 31, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Credit Spread Risk:

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

The following table summarizes the net par exposure outstanding (notional values) and net derivative asset (liability) balance related to credit derivatives as of December 31, 2011 by asset type:

($ in millions)	CLO	Other	Total
Net par outstanding	$8,229	$5,938	$14,167
Net liability fair value	(54)	(137)	(191)

The following table summarizes the estimated change in fair values on the net balance of Ambac’s net credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at December 31, 2011:

				Total
($ in millions) Change in Underlying Spreads	CLO	Other	Total	Estimated Unrealized Gain/(Loss)
500 basis point widening	$(96)	$(167)	$(263)	$(454)
250 basis point widening	(48)	(83)	(131)	(322)
50 basis point widening	(10)	(16)	(26)	(217)
Base scenario	—	—	—	(191)
50 basis point narrowing	10	15	25	(166)
250 basis point narrowing	45	73	118	(73)
500 basis point narrowing	53	110	163	(28)

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $572.5 million reduction to the credit derivatives liability as of December 31, 2011. At December 31, 2011 the credit valuation adjustment was calculated as 75% of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 8 to the Consolidated Financial Statements located in Item 8 of this Form 10-K for further information on the measurement of the credit valuation adjustment.

Current yields on certain fixed income securities held in our investment portfolio imply credit spreads that are in some cases greater than 1,100 basis points over LIBOR as of December 31, 2011. These are generally Alt-A and subprime residential mortgage backed securities, some of which are guaranteed by Ambac Assurance. Credit spreads may reflect the non-payment risk of the underlying mortgages, the guarantor or both. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost basis of the securities. Future performance of the mortgages underlying these securities, as well as U. S. residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk:

Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, derivative instruments and assets and liabilities of Ambac UK and Ambac’s consolidated VIEs. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of December 31, 2011.

($ in millions)	Change in Foreign Exchange Rates Against U.S. Dollar
	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(61.4)	$(30.7)	$30.7	$61.4

Liquidity Risk

Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is present in financial guarantee contracts, derivative contracts, surplus notes (included in Long-term debt on the Consolidated Balance Sheet) and investment agreements. Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a specified level of cash and short-term investments at all times. Interest and principal payments on surplus notes are subject to approval of Ambac Assurance’s insurance regulator, which has full discretion over deferral of payments regardless of the liquidity position of Ambac Assurance. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. AFS maintains cash and short-term investments and closely matches the date swap payments are made and received. Liquidity risk also exists in the derivative contract and investment agreement portfolios due to contract provisions which may require collateral posting or early termination of contracts. Both the investment agreement business and AFS also borrow cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from Ambac Assurance’s insurance regulator.

Operational Risk

Operational risk relates to the potential for loss resulting from: inadequate or failed internal processes, loss of key personnel, breakdown of settlement or communication systems, inadequate execution of strategy or from external events, leading to disruption of our business. Events subject to operational risk include:

*	Internal Fraud—misappropriation of assets, intentional mismarking of positions

*	External Fraud—theft of information, third-party theft and forgery

*	Clients, Products, & Business Practice—improper trade, fiduciary breaches

*	Damage to Physical Assets—vandalism

*	Business Disruption & Systems Failures—software failures, hardware failures; and

*	Execution, Delivery, & Process Management—data entry errors, accounting errors, failed mandatory reporting, settlement errors, negligence.

Ambac mitigates operational risk through the maintenance of current control documentation and the performance of control procedures surrounding transaction authorization, confirmation, booking and settlement. Additionally, internal operational audits and control reviews are performed throughout the year to help validate the ongoing design and operating effectiveness of the internal controls over financial reporting (ICOFR) and other controls determined to be key to Ambac’s operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Legal Risk

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

The Audit Committee of the Board of Directors, comprised solely of independent directors, meets regularly with financial management, risk management, the internal auditors and the independent registered public accounting firm to review the work and procedures of each. The independent registered public accounting firm and the internal auditors have free access to the Audit Committee, without the presence of management, to discuss the results of their work and their considerations of Ambac and its subsidiaries and the quality of Ambac’s financial reporting. The Audit Committee is responsible for, among other things, selecting the independent registered public accounting firm, approving the fees and terms of such firm’s engagement and making decisions regarding the replacement or termination of such firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (Debtor-in-Possession) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules in this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on November 8, 2010, Ambac Financial Group, Inc. filed for relief under Chapter 11 of the United States Bankruptcy Code and although the Bankruptcy Court confirmed the Reorganization Plan, there are uncertainties inherent in the bankruptcy process. The significant deterioration of the guaranteed portfolio coupled with the inability to write new financial guarantees has adversely impacted the business, results of operations and financial condition of the Company’s operating subsidiary, Ambac Assurance Corporation. Ambac Assurance Corporation is subject to significant regulatory oversight by the Office of the Commissioner of Insurance of the State of Wisconsin, including the establishment and rehabilitation of a segregated account of Ambac Assurance Corporation. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company has limited liquidity. Such factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements; the Company changed its method of accounting for qualifying special purpose entities and variable interest entities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board as of January 1, 2010. Also as discussed in Note 2, as a result of filing for relief under Chapter 11 of the United States Bankruptcy Code, the Company began applying additional accounting and financial reporting guidance applicable to Debtors-in-Possession on November 8, 2010.

/s/ KPMG LLP

New York, New York
March 22, 2012

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Balance Sheets

	December 31,
(Dollars in Thousands, Except per Share Data)	2011	2010
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,346,897 in 2011 and $5,424,957 in 2010)	$5,830,289	$5,738,125
Fixed income securities pledged as collateral, at fair value (amortized cost of $261,958 in 2011 and $120,918 in 2010)	263,530	123,519
Short-term investments (amortized cost of $783,015 in 2011 and $991,567 in 2010)	783,071	991,567
Other (approximates fair value)	100	100

Total investments	6,876,990	6,853,311
Cash	15,999	9,497
Restricted cash	2,500	2,500
Receivable for securities	38,164	23,505
Investment income due and accrued	45,328	45,066
Premium receivables	2,028,479	2,422,596
Reinsurance recoverable on paid and unpaid losses	159,902	136,986
Deferred ceded premium	221,303	264,858
Subrogation recoverable	659,810	714,270
Deferred acquisition costs	223,510	250,649
Loans	18,996	20,167
Derivative assets	175,207	290,299
Other assets	104,300	82,579
Variable interest entity assets:
Fixed income securities, at fair value	2,199,338	1,904,361
Restricted cash	2,140	2,098
Investment income due and accrued	4,032	4,065
Loans (includes $14,126,994 and $15,800,918 at fair value)	14,329,515	16,005,066
Derivative assets	—	4,511
Other assets	8,182	10,729

Total assets	$27,113,695	$29,047,113

Liabilities and Stockholders’ Equity:
Liabilities:
Liabilities subject to compromise	$1,707,421	$1,695,231
Unearned premiums	3,457,157	4,007,886
Losses and loss expense reserve	7,044,070	5,288,655
Ceded premiums payable	115,555	141,450
Obligations under investment agreements	523,046	767,982
Obligations under investment repurchase agreements	23,500	37,650
Current taxes	95,709	22,534
Long-term debt	223,601	208,260
Accrued interest payable	170,169	61,708
Derivative liabilities	414,508	348,791
Other liabilities	107,441	124,748
Payable for securities purchased	1,665	—
Variable interest entity liabilities:
Accrued interest payable	3,490	3,425
Long-term debt (includes $14,039,450 and $15,885,711 at fair value)	14,288,540	16,101,026
Derivative liabilities	2,087,052	1,580,120
Other liabilities	304	11,875

Total liabilities	30,263,228	30,401,341

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; authorized shares—650,000,000 at December 31, 2011 and 2010; issued and outstanding shares—308,016,764 at December 31, 2011 and 2010	3,080	3,080
Additional paid-in capital	2,172,027	2,187,485
Accumulated other comprehensive income	463,259	291,774
Accumulated deficit	(6,039,922)	(4,042,335)
Common stock held in treasury at cost, 5,587,953 shares at December 31, 2011 and 5,893,054 shares at December 31, 2010	(411,419)	(448,540)

Total Ambac Financial Group, Inc. stockholders’ deficit	(3,812,975)	(2,008,536)
Noncontrolling interest	663,442	654,308

Total stockholders’ deficit	(3,149,533)	(1,354,228)
Total liabilities and stockholders’ deficit	$27,113,695	$29,047,113

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Operations

(Dollars in Thousands, Except Share Data)	Years Ended December 31,
	2011	2010
Revenues:
Net premiums earned	$405,970	$545,975
Net investment income	354,790	358,563
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(90,356)	(65,183)
Portion of loss recognized in other comprehensive income	26,513	5,380

Net other-than-temporary impairment losses recognized in earnings	(63,843)	(59,803)
Net realized investment gains	20,466	159,451
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	17,001	(2,757,624)
Unrealized gains (losses)	31,031	2,817,807

Net change in fair value of credit derivatives	48,032	60,183
Derivative products	(280,818)	(106,565)
Net mark-to-market losses on non-trading derivative contracts	—	(14,295)
Other income	25,535	107,314
Loss on variable interest entities	(214,368)	(616,688)

Total revenues before expenses and reorganization items	295,764	434,135

Expenses:
Losses and loss expenses	1,859,455	719,362
Underwriting and operating expenses	141,305	254,465
Interest expense	128,092	181,329

Total expenses before reorganization items	2,128,852	1,155,156

Pre-tax loss from continuing operations before reorganization items	(1,833,088)	(721,021)
Reorganization items	49,861	31,980

Pre-tax loss from continuing operations	(1,882,949)	(753,001)
Provision for income taxes	77,422	135

Net loss	($1,960,371)	($753,136)
Less: net gain attributable to the noncontrolling interest	60	63

Net loss attributable to common shareholders.	($1,960,431)	($753,199)

Net loss per share	($6.48)	($2.56)
Weighted-average number of common shares outstanding:
Basic	302,439,299	294,423,698
Diluted	302,439,299	294,423,698

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Stockholders’ Equity

			Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2010	($1,633,645)	$—	($3,878,015)	($24,827)	$—	$2,944	$2,172,656	($560,543)	$654,140
Comprehensive loss:
Net loss	(753,136)	(753,136)	(753,199)						63
Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $10,495(1)	332,251	332,251		332,251
Loss on derivative hedges, net of deferred income taxes of $755	1,403	1,403		1,403
Loss on foreign currency translation, net of deferred income taxes of $1,528	(18,231)	(18,231)		(18,336)					105
Amortization of post retirement benefits, net of deferred income taxes of $0	(1,721)	(1,721)		(1,721)

Other comprehensive gain	313,702	313,702

Total comprehensive loss	(439,434)	(439,434)

Adjustment to initially apply new consolidation accounting guidance for VIEs	705,046		702,042	3,004
Dividends declared—subsidiary shares to noncontrolling interest	(817)		(817)
Issuance of stock	9,618					136	9,482
Stock-based compensation	(106,999)		(112,346)				5,347
Cost of shares acquired	(342)							(342)
Shares issued under equity plans	112,345							112,345

Balance at December 31, 2010	($1,354,228)		($4,042,335)	$291,774	$—	$3,080	$2,187,485	($448,540)	$654,308

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Stockholders’ Equity

			Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2011	($1,354,228)	$—	($4,042,335)	$291,774	$—	$3,080	$2,187,485	($448,540)	$654,308
Comprehensive loss:
Net loss	(1,960,371)	(1,960,371)	(1,960,431)						60
Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $0(1)	169,251	169,251		169,251
Gain on foreign currency translation, net of deferred income taxes of $0	1,528	1,528		1,481					47
Amortization of post retirement benefits, net of deferred income taxes of $0	753	753		753

Other comprehensive gain	171,532	171,532

Total comprehensive loss	(1,788,839)	(1,788,839)

Adjustment to correct balance sheet misclassification	9,027								9,027
Stock-based compensation	(52,614)		(37,156)				(15,458)
Cost of shares acquired	(35)							(35)
Shares issued under equity plans	37,156							37,156

Balance at December 31, 2011	($3,149,533)		($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)	$663,442

(1)	Disclosure of reclassification amount:

	2011	2010
Unrealized holding gains arising during period	$120,637	$397,082
Less: reclassification adjustment for net gains (losses) included in net loss	(48,614)	64,831

Net unrealized gains on securities	$169,251	$332,251

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
(Dollars in Thousands)
Cash flows from operating activities:
Net loss attributable to common shareholders	($1,960,431)	($753,199)
Noncontrolling interest in subsidiaries’ earnings	60	63

Net loss	($1,960,371)	($753,136)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,733	3,645
Amortization of bond premium and discount	(186,314)	(125,884)
Reorganization items	49,861	31,980
Share-based compensation	(15,459)	5,364
Current income taxes	73,175	443,972
Deferred acquisition costs	27,139	29,055
Unearned premiums, net	(507,174)	(1,443,282)
Losses and loss expenses, net	1,786,959	646,442
Ceded premiums payable	(25,895)	(150,393)
Investment income due and accrued	(262)	27,996
Premium receivables	394,117	1,295,562
Accrued interest payable	108,461	14,583
Net mark-to-market gains	(31,031)	(2,803,512)
Net realized investment gains	(20,466)	(159,451)
Other-than-temporary impairment charges	63,843	59,803
Variable interest entity activities	214,368	616,688
Other, net	28,873	171,055
Transfers to restricted cash	—	2,500

Net cash provided by (used in) operating activities	3,557	(2,087,013)

Cash flows from investing activities:
Proceeds from sales of bonds	635,178	2,448,814
Proceeds from matured bonds	675,932	701,288
Purchases of bonds	(1,251,271)	(1,124,881)
Change in short-term investments	208,496	253,210
Loans, net	1,171	60,243
Change in swap collateral receivable	(45,380)	117,143
Other, net	3,900	15,891

Net cash provided by investing activities	228,026	2,471,708

Cash flows from financing activities:
Proceeds received from a newly established variable interest entity	35,600	—
Dividends paid—subsidiary shares to noncontrolling interest	—	(817)
Proceeds from issuance of investment and repurchase agreements	123	1,315
Payments for investment and repurchase agreement draws	(258,364)	(400,206)
Net cash collateral received	(2,440)	(87,569)

Net cash used in financing activities	(225,081)	(487,277)

Net cash flow	6,502	(102,582)
Cash at January 1	9,497	112,079

Cash at December 31	$15,999	$9,497

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,991	$—
Interest expense on long-term debt	$—	$61,568
Interest on investment agreements	$8,456	$19,584
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$31,253	$—

Supplemental disclosure of noncash financing activities:

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

1        BACKGROUND AND BASIS OF PRESENTATION

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010 (the “Petition Date”), Ambac filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company, as debtor and debtor-in-possession, filed a Plan of Reorganization on July 6, 2011, a First Amended Plan of Reorganization on September 21, 2011, a Second Amended Plan of Reorganization on September 30, 2011, a Third Amended Plan of Reorganization on February 24, 2012, a Fourth Amended Plan of Reorganization on March 9, 2012, and a Fifth Amended Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be further amended, the “Reorganization Plan”). The Reorganization Plan also reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance Corporation (“Ambac Assurance”), the Segregated Account (as defined below) and OCI (as defined below) (as regulator of Ambac Assurance and as Rehabilitator (as defined below) of the Segregated Account) related to (i) the net operating loss carryforwards (“NOLs”) of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member (the “Ambac Consolidated Group”), (ii) certain tax refunds received in respect thereof (the “Tax Refunds”) and (iii) the sharing of expenses between the Company and Ambac Assurance. The terms of the Amended Plan Settlement are memorialized in that certain Mediation Agreement dated September 21, 2011 (the “Mediation Agreement”) among such parties. Ambac’s common stock trades on the over-the-counter market under the symbol ABKFQ.

Ambac Assurance is Ambac’s principal operating subsidiary. Ambac Assurance is a financial guarantee insurer which provided financial guarantees and financial services to clients in both the public and private sectors around the world. In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer as well to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin.

The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio caused downgrades of Ambac Assurance’s financial strength ratings from the independent rating agencies. These losses have prevented Ambac Assurance from being able to write new business. On April 7, 2011, at Ambac Assurance’s request, Moody’s Investors Service, Inc. withdrew its ratings of Ambac Assurance and each of its affiliates. As a result, as of April 7, 2011, Ambac Assurance is no longer rated by any of the independent rating agencies. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends, and as a result Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of the Settlement Agreement (as hereinafter defined).

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Refer to “2010, 2011 and Recent Events” below for further discussion of Ambac’s bankruptcy, the creation and rehabilitation of the Segregated Account and the Settlement Agreement with the counterparties of CDO of ABS transactions.

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (via the pursuit of recoveries in respect of paid claims, commutations of policies, purchases of Ambac-insured obligations, and repurchases of surplus notes issued by Ambac Assurance or the Segregated Account) and maximizing the return on its investment portfolio. The execution of such strategy with respect to liabilities allocated to the Segregated Account is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute the foregoing strategy. As a result of uncertainties associated with the aforementioned factors, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $35,395 at December 31, 2011 (excluding $2,500 of restricted cash), consummation of the Reorganization Plan, and on the residual value of Ambac Assurance. The principal uses of liquidity are the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses related to pending litigation. While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no assurance can be given as to the timing or certainty of such emergence. If its cash and investments run out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur.

2010, 2011 and Recent Events:

Chapter 11 Reorganization

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

The Company, as debtor and debtor-in-possession, filed a Plan of Reorganization on July 6, 2011, a First Amended Plan of Reorganization on September 21, 2011, a Second Amended Plan of Reorganization on September 30, 2011, a Third Amended Plan of Reorganization on February 24, 2012, a Fourth Amended Plan of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Reorganization on March 9, 2012, and a Fifth Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be further amended, the “Reorganization Plan”). Simultaneously with the filing of the Second Amended Plan of Reorganization, on September 30, 2011, the Company also filed with the Bankruptcy Court that certain Second Amended Disclosure Statement of Ambac Financial Group, Inc. (the “Disclosure Statement”).

Under the Reorganization Plan, Ambac’s debt holders and other creditors will receive all of the equity in the reorganized company. Additionally, the Reorganization Plan sets forth the revised capital structure of a newly reorganized Ambac and provides for corporate governance subsequent to emergence from bankruptcy. The Reorganization Plan also reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance, the Segregated Account and OCI (as regulator of Ambac Assurance and as Rehabilitator of the Segregated Account) related to (i) the net operating loss carry forwards (“NOLs”) of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member (the “Ambac Consolidated Group”), (ii) certain tax refunds received in respect thereof (the “Tax Refunds”) and (iii) the sharing of expenses between the Company and Ambac Assurance.

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

Pursuant to the Mediation Agreement, the Company and Ambac Assurance agreed to, and agreed to cause their affiliates to, enter into an amended and restated tax sharing agreement (the “Amended TSA”), as of the later of (a) the date on which an order is entered by the Bankruptcy Court confirming Ambac’s Reorganization Plan (the “Confirmation Date” and such order, the “Confirmation Order”) and (b) the date on which a non-stayed order is entered by the Circuit Court of Dane County, Wisconsin in which the Segregated Account Rehabilitation Proceedings are pending (the “Rehabilitation Court”) approving the transactions contemplated by the Mediation Agreement (such date, the “Plan Settlement Effective Date”). The Bankruptcy Court entered an order confirming the Reorganization Plan on March 14, 2012. The Rehabilitation Court entered an order on November 10, 2011 authorizing the transactions contemplated by the Mediation Agreement. Such order of the Rehabilitation Court has been appealed, and such appeals remain pending, but such order remains unstayed. Therefore, the Plan Settlement Effective Date occurred on March 14, 2012.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The Amended TSA replaces, supersedes and nullifies in its entirety the existing tax sharing agreement among the Company and its affiliates. The Amended TSA addresses certain issues including, but not limited to, the allocation and use of NOLs by the Company, Ambac Assurance and their respective subsidiaries. Under the Amended TSA, the Ambac Assurance Subgroup (as defined below) is treated as a separate affiliated group for purposes of the allocation and utilization of certain NOLs. The Amended TSA provides that any NOLs generated by the Ambac Assurance Subgroup determined on a separate company tax basis after September 30, 2011 (the “Determination Date”) will be available for use by the Ambac Assurance Subgroup at no cost. In general, under the Amended TSA, any NOLs generated by Ambac’s affiliated group (including Ambac Assurance) for federal tax purposes on or prior to, and existing on, the Determination Date shall be available for use by the Ambac Assurance Subgroup subject to certain NOL usage payments by Ambac Assurance to Ambac provided for in the Amended TSA.

In general, pursuant to the Amended TSA, unless and until a Deconsolidation Event occurs, a specified amount of NOLs generated by Ambac’s affiliated group for federal tax purposes prior to the Determination Date (“Pre-Determination Date NOLs”) shall be available for use by the Ambac Assurance Subgroup (the “Allocated NOL Amount”). The Allocated NOL Amount generally will be equal to the lesser of (a) $3.65 billion and (b) the total amount of Pre-Determination Date NOLs, less certain amounts of cancellation of indebtedness income realized and interest disallowed for federal tax purposes in connection with the consummation of the Reorganization Plan, less the amount of NOLs reduced pursuant to the IRS Settlement (as defined in Note 17).

Under the terms of the Amended TSA, the Ambac Assurance Subgroup generally may utilize the Allocated NOL Amount in exchange for certain NOL usage payments that are calculated using a notional federal tax amount based on the amount of federal tax liability that would have been imposed on the Ambac Assurance Subgroup if such NOLs were not available for its use. The amounts due from Ambac Assurance to Ambac for the use of such NOLs are determined as a percentage of this notional federal tax liability. The applicable percentage varies based on the amount of NOLs utilized by the Ambac Assurance Subgroup and is reflected in the following table:

NOL Usage Tier	Allocated NOL Amount	Applicable Percentage
A	The first $0.479 billion	15%
B	The next $1.057 billion after NOL Usage Tier A	40%
C	The next $1.057 billion after NOL Usage Tier B	10%
D	The next $1.057 billion after NOL Usage Tier C	15%

The Amended TSA further provides that the Ambac Assurance Subgroup generally may utilize Pre-Determination Date NOLs in excess of the Allocated NOL Amount beginning on the fifth anniversary of the Plan Settlement Effective Date in exchange for tolling payments pursuant to the Amended TSA in an amount equal to 25% of the aggregate amount of the Ambac Assurance Subgroup’s federal income tax liability for the taxable year in which the NOLs are utilized that otherwise would have been paid by the Ambac Assurance Subgroup if such NOLs were not available for its use.

Under the Amended TSA, Ambac and its subsidiaries, other than those included in the Ambac Assurance Subgroup (the “AFG Subgroup”), generally may utilize NOLs otherwise allocable to the Ambac Assurance Subgroup in exchange for payments to Ambac Assurance in an amount equal to a specified percentage of the tax liability that would have been imposed on the AFG Subgroup but for the use of such NOLs.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The Amended TSA provides for similar tolling payments from Ambac Assurance to Ambac for the use of NOLs used to determine the Ambac Assurance Subgroup’s alternative minimum tax (“AMT”) liability using a similar schedule provided for the use of the Allocated NOL Amount. However, the tolling payments for the use of NOLs for AMT purposes shall be subject to certain credits that may be used to offset the amounts due from Ambac Assurance for the use of such AMT NOLs under the Amended TSA. These credits may be carried forward into future taxable periods to offset future payments under the Amended TSA. The sum of such credits used by the Ambac Assurance Subgroup to offset tolling payments for AMT NOLs during the term of the Amended TSA may not exceed, in the aggregate, $60 million.

Amounts payable by Ambac Assurance under the Amended TSA shall be paid no later than the date on which the applicable tax return is filed, provided that any such amounts due prior to the Plan Settlement Closing Date (as defined below) shall be deposited in an escrow account and transferred to the Company on the Plan Settlement Closing Date.

Upon the occurrence of a Deconsolidation Event, Ambac generally is required to take all actions permitted by law such that the NOLs of the Ambac Assurance Subgroup that exist immediately following the Deconsolidation Event will be equal to the NOLs generated and unutilized by the Ambac Assurance Subgroup following the Determination Date and a specified amount of Pre-Determination Date NOLs allocated to the Ambac Assurance Subgroup pursuant to the Amended TSA. In addition, Ambac is required to take all actions permitted by law such that no reduction in the tax basis of any asset of the Ambac Assurance Subgroup will be required pursuant to Treasury Regulation Section 1.1502-36(d)(4)(i)(D), and no reduction in the amount of any deferred deduction will be required pursuant to Treasury Regulation Section 1.1502-36(d)(4)(i)(C).

The Mediation Agreement further provides for the Company, Ambac Assurance and their affiliates to enter into an expense sharing and cost allocation agreement (the “Cost Allocation Agreement”) as of the Plan Settlement Effective Date. The Cost Allocation Agreement provides for the allocation of costs and expenses among the Company, Ambac Assurance and their affiliates. Additionally, the Cost Allocation Agreement requires Ambac Assurance to reimburse reasonable operating expenses incurred by the Company, subject to an annual $5,000 cap, which, following the fifth anniversary of the Plan Settlement Effective Date shall be reduced to a $4,000 per year cap, only with the approval by the Rehabilitator. Such reimbursements are expected to cover all or a substantial portion of operating expenses of Ambac subsequent to emergence from bankruptcy. The Mediation Agreement also provides for sharing by the Company and Ambac Assurance of the expenses incurred since November 1, 2010 in connection with the litigation with the IRS described in Note 17.

As part of the Amended Plan Settlement, the Company, Ambac Assurance, the Segregated Account and OCI (as Rehabilitator of the Segregated Account) also agreed, pursuant to the Mediation Agreement, to enter into an amendment, as of the Plan Settlement Effective Date (the “Cooperation Agreement Amendment”), of that certain Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance (the “Cooperation Agreement”). The Cooperation Agreement Amendment provides for the Rehabilitator to have certain rights with respect to (a) the tax positions taken by the Company in its consolidated tax return; (b) the acceptance by Ambac Assurance of the repayment of intercompany loans or the modification of the terms thereof; (c) changes by Ambac Assurance in the assumptions or vendors utilized in determining loss reserves determined in accordance with Statutory Accounting Principles; and (d) changes to Ambac Assurance’s investment policy and transfer of the investment management function for Ambac Assurance’s investment portfolio.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The Mediation Agreement provides for Ambac Assurance to transfer $30,000 to an escrow account on the Plan Settlement Effective Date (the “Cash Grant”), and further provides that such amount shall be released from escrow to the Company on the “Plan Settlement Closing Date,” which is defined in the Mediation Agreement as a date that shall occur no later than ten business days following the date on which each of the following conditions has been satisfied or waived by each of the parties to the Amended Plan Settlement: (i) entry of a final order by the Rehabilitation Court approving the transactions contemplated by the Amended Plan Settlement; (ii) entry of a final, nonappealable Confirmation Order by the Bankruptcy Court; (iii) resolution of the matters that are the subject of the adversary proceeding initiated by Ambac in the Bankruptcy Court against the Internal Revenue Service (“IRS”) captioned Ambac Financial Group, Inc. vs. United States of America, Case No. 10-04210 (the “IRS Dispute”) without (A) any member of the Ambac Assurance Subgroup (as defined below) having to make a payment to the IRS of more than $100,000 and (B) a reduction of the NOLs allocated to the Ambac Assurance Subgroup pursuant to the Amended TSA by more than 10%; and (iv) a determination that neither an Ownership Change (as defined below) with respect to Ambac Assurance nor a Deconsolidation Event occurred during the 2010 taxable year. Pursuant to the Amended TSA, in consideration of the payment of the Cash Grant, Ambac Assurance shall receive credits of up to $15,000 against certain payments due to the Company with respect to the utilization of NOLs. As used herein, “Ambac Assurance Subgroup” means Ambac Assurance and any direct or indirect subsidiary of Ambac Assurance that would be treated as an includable corporation of an affiliated group of corporations under the Internal Revenue Code if Ambac Assurance were the common parent of such affiliated group. The Cash Grant was funded into escrow on March 15, 2012.

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

The Bankruptcy Court entered an order confirming the Reorganization Plan on March 14, 2012. It is possible that one or more appeals may be taken from entry of the confirmation order.

Consummation of the Reorganization Plan is subject to the satisfaction or waiver of the following conditions: (i) the Bankruptcy Court shall have entered an order confirming the Reorganization Plan and such order shall have become final in accordance with the Reorganization Plan; (ii) the Bankruptcy Court shall have approved any supplement filed with respect to the Reorganization Plan; (iii) new organizational documents of the Company shall have been effected; (iv) the Company shall have executed and delivered all documents necessary to effectuate the issuance of the common stock and warrants (if applicable) pursuant to the Reorganization Plan; (v) all authorizations, consents and regulatory approvals required, if any, in connection with the consummation of the Reorganization Plan shall have been obtained; (vi) the Stipulation (as defined in Note 17) shall have become effective; (vii) the terms of the IRS Settlement (as defined in Note 17) shall have been approved by OCI, the United States, the Rehabilitation Court, and the Creditors’ Committee, and all conditions to the effectiveness of the IRS Settlement shall have been satisfied; (viii) the IRS Settlement and all transaction documents relating thereto shall have been executed by the parties thereto; (ix) the Bankruptcy Court shall have entered an order pursuant to Bankruptcy Rule 9019 approving the IRS Settlement; (x) the aggregate face amount of allowed and disputed general unsecured claims shall be less than $50,000,; (xi) the Rehabilitation Court shall have approved the transactions contemplated by the Mediation Agreement, the Amended TSA, the Cost Allocation Agreement, and the Cooperation Agreement Amendment; (xii) the Cash Grant shall have been paid or paid into escrow as provided in the Mediation Agreement; (xiii) the Amended TSA, the Cooperation Agreement Amendment and the Cost Allocation Agreement shall have been executed; and (xiv) all other actions, documents, certificates and agreements necessary to implement the Reorganization Plan shall have been effected or executed and delivered to the required parties and, to the extent required, filed with applicable governmental units in accordance with applicable laws.

A significant consideration for any restructuring or reorganization is the impact, if any, on Ambac’s estimated $7,150,893 U.S. federal net ordinary operating loss tax carry forward as of December 31, 2011. Ambac considers the NOLs to be a valuable asset. However, Ambac’s ability to use the NOLs could be substantially limited if there were an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) (an “Ownership Change”). In general, an Ownership Change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership (by value) in Ambac by 50% or more, as measured generally over a rolling three year period beginning with the last Ownership Change. These provisions can be triggered by new issuances of stock, merger and acquisition activity or normal market trading. On February 2, 2010, Ambac entered into a Tax Benefit Preservation Plan to reduce the risk of an Ownership Change resulting from the trading of Ambac’s stock. Moreover, on November 30, 2010, the Bankruptcy Court entered an order restricting certain transfers of equity interests in, and claims against, Ambac in order to mitigate the possibility of an Ownership Change occurring upon consummation of the Reorganization Plan and to increase the likelihood that Ambac will be able to utilize a special exception under Section 382 of the Code for Ownership Changes occurring as a result of a bankruptcy plan of reorganization. On July 21, 2011, the Company filed a notice (the “Reporting Notice”) requiring that any entity holding claims against the Company in an amount that equals or exceeds $55,000 (each, a “Substantial Claimholder”) to serve upon the Company and its counsel a “Substantial Claimholder Notice” in the form attached to the Reporting Notice. On January 6, 2012, the Bankruptcy Court entered an order (the “Claims Acquisition Notice Order”) providing that (i) any entity that served a Substantial Claimholder Notice proposing to acquire additional claims against Ambac and any entity

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

that would become a Substantial Claimholder by virtue of a proposed acquisition of claims against Ambac must provide advance written notice of such transaction to Ambac (a “Proposed Claims Acquisition Notice”); (ii) upon receipt of a Proposed Claims Acquisition Notice Ambac shall have ten business days to object to any transaction described in such notice; (iii) any entity that acquired claims against Ambac as to which a Proposed Claims Acquisition Notice would have been required, but for the fact that such acquisition occurred prior to entry of the Claims Acquisition Notice Order, shall serve a Proposed Claims Acquisition Notice upon Ambac with respect to such claims and Ambac may order such entity to sell such claims, in accordance with the procedures set forth in the order establishing procedures for certain transfers of equity interests in and claims against Ambac, entered by the Bankruptcy Court on November 30, 2010 (the “Trading Order”); and (iv) the “Equity Forfeiture Provisions” set forth in the Trading Order shall apply to any entity that fails to comply with the Claims Acquisition Notice Order or the Trading Order (including any entity that failed to serve a Substantial Claimholder Notice upon Ambac following the filing of the Reporting Notice, in accordance with the Trading Order). See Note 17 for additional information about potential changes to the amount of NOLs.

Segregated Account

Pursuant to the Plan of Operation for the Segregated Account, Ambac Assurance has allocated to the Segregated Account (1) certain policies insuring or relating to credit default swaps; (2) residential mortgage-backed securities (“RMBS”) policies; (3) certain Student Loan Policies; and (4) other policies insuring obligations with substantial projected impairments or relating to transactions which have contractual triggers based upon Ambac Assurance’s financial condition or the commencement of rehabilitation, which triggers are potentially damaging (collectively, the “Segregated Account Policies”). The policies described in (4) above include (a) certain types of securitizations, including commercial asset-backed transactions, consumer asset-backed transactions and other types of structured transactions; (b) the policies relating to Las Vegas Monorail Company; (c) policies relating to debt securities purchased by, and the debt securities issued by, Juneau Investments, LLC and Aleutian Investments, LLC, which are both finance companies owned by Ambac Assurance; (d) policies relating to leveraged lease transactions; and (e) policies relating to interest rate, basis, and/or currency swap or other swap transactions. Claims on Segregated Account Policies remain subject to a payment moratorium until the Segregated Account Rehabilitation Plan (as defined below) becomes effective. Insurance claims presented during the moratorium of $2,768,627 for policies allocated to the Segregated Account have not yet been paid. Net par exposure as of December 31, 2011 for policies allocated to the Segregated Account is $34,818,201. Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (except with respect to recoveries arising from remediation efforts or reimbursement or collection rights), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s disputed contingent liability under the subsequently settled long-term lease with One State Street, LLC (“OSS”), and its contingent liability (as guarantor), under the subsequently terminated Ambac Assurance UK Limited (“Ambac UK”) lease with British Land, (iii) Ambac Assurance’s limited liability interests in Ambac Credit Products, LLC (“ACP”), Ambac Conduit Funding LLC, Aleutian Investments, LLC (“Aleutian”) and Juneau Investments, LLC (“Juneau”) and (iv) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan). Effective November 7, 2010, the Plan of Operation for the Segregated Account was amended for the purpose of allocating to the Segregated Account (i) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to Ambac, or any successor to Ambac, in regard to, or respecting, tax refunds and/or the July 18, 1991 Tax Sharing Agreement, as amended (other than any liability to Ambac pertaining to any possible misallocation of up to $38,486 of tax refunds received by Ambac Assurance in September 2009 and February 2010), (ii) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to the IRS and/or the United States Department of the Treasury (the “U.S. Treasury”) in regard to, or in respect of, taxes imposed under the Internal Revenue Code

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

of 1986, as amended (the “Federal Taxes”), for taxable periods ending on or prior to December 31, 2009 and, (iii) to the extent not described in clause (ii), any and all liabilities (including contingent liabilities) Ambac Assurance has or may have, now or in the future, to the IRS and/or the U.S. Treasury in regard to, or respect of, any Federal Tax refunds that were received prior to November 7, 2010 by Ambac Assurance, Ambac or their affiliates (each of clauses (i), (ii) and (iii), the “Allocated Disputed Contingent Liabilities”). In addition, on November 8, 2010, the Rehabilitation Court issued an order for temporary supplemental injunctive relief (the “State Court Injunction”) enjoining Ambac, any successor-in-interest, any state court receiver of Ambac, all persons purporting to be creditors of Ambac, the IRS and all other federal and state governmental entities from commencing or prosecuting any actions, claims, lawsuits or other formal legal proceedings relating to the Allocated Disputed Contingent Liabilities.

Ambac Assurance issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. The Segregated Account has the ability to demand payment from time to time to pay claims and other liabilities. The balance of the Secured Note is $1,670,209 at December 31, 2011, inclusive of capitalized interest since the date of issuance. In addition, once the Secured Note has been exhausted, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities. Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is (or would be) less than $100,000, or such higher amount as the OCI permits pursuant to a prescribed accounting practice (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by the general account of Ambac Assurance (the “General Account”) to the Segregated Account under the Reinsurance Agreement are not capped. There is no Wisconsin insurance fund available to pay claims.

Pursuant to the terms of the Plan of Operation for the Segregated Account, assets and investments, if any, allocated to the Segregated Account will be available and used solely to satisfy costs, expenses, charges, and liabilities attributable to the items allocated to the Segregated Account. Such assets and investments, if any, will not be charged with any costs, expenses, charges, or liabilities arising out of any other business of Ambac Assurance, except as otherwise provided in the Secured Note or the Reinsurance Agreement. Likewise, assets and investments in the General Account will ultimately not be charged with any costs, expenses, charges, or liabilities arising out of the direct business allocated to the Segregated Account, except as otherwise provided in the Secured Note or the Cooperation Agreement.

The Secured Note is subject to mandatory prepayment on demand in an amount equal to (i) the cash portion of claim liabilities, loss settlements, commutations and purchases of Segregated Account Policies (or related insured obligations) due and payable by the Segregated Account (“Segregated Account Policy Cash Payments”), amounts due and payable by the Segregated Account arising out of the non-policy obligations allocated thereto, and any cash interest payment and cash principal repayment under any surplus notes issued by the Segregated Account (“Segregated Account Surplus Notes”) in connection with any of the foregoing, provided in each case such amounts due and payable are in accordance with the Segregated Account Rehabilitation Plan (as defined below) and not otherwise disapproved by the Rehabilitator plus (ii) amounts due and payable by the Segregated Account in respect of specified administrative expenses of the Segregated Account plus (iii) other amounts directed to be paid by the rehabilitator of the Segregated Account in conjunction with the rehabilitation proceeding, minus (iv) the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. In addition, if an event of default occurs under the Secured Note, the Segregated Account is entitled to accelerate the outstanding principal amount due under the Secured Note.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Interest on the Secured Note accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. Ambac Assurance has secured its obligations under the Secured Note and the Reinsurance Agreement by granting to the Segregated Account a security interest in all of Ambac Assurance’s right, title and interest in installment premiums received in respect of the Segregated Account Policies; reinsurance premiums received in respect of assumed reinsurance agreements with respect to which the liabilities of Ambac Assurance have been allocated to the Segregated Account; recoveries under third party reinsurance agreements in respect of the Segregated Account Policies; and any recoveries arising from remediation efforts or reimbursement or collection rights with respect to policies allocated to the Segregated Account, which amounted to $335,178 at December 31, 2011. Pursuant to the Secured Note, Ambac Assurance has made certain covenants to the Segregated Account, including covenants that Ambac Assurance will not, (i) without the Segregated Account’s consent (not to be unreasonably withheld), amend its investment policies if doing so would have a material adverse effect on Ambac Assurance’s ability to perform its obligations under the Secured Note, the Reinsurance Agreement and the documents relating thereto or under any other material agreement to which it is a party, (ii) without the prior approval of the OCI, directly or indirectly make any distribution to its shareholder or redeem any of its securities and, (iii) without the Segregated Account’s consent (not to be unreasonably withheld), enter into any transaction other than pursuant to the reasonable requirements of Ambac Assurance’s business and which Ambac Assurance reasonably believes are fair and reasonable terms and provisions.

Pursuant to the Reinsurance Agreement, Ambac Assurance has agreed to pay Segregated Account Policy Cash Payments, any cash interest payment and cash principal repayment under any Segregated Account Surplus Notes in connection with any of the foregoing and other amounts directed to be paid by the Rehabilitator, minus the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. Ambac Assurance’s liability under the Reinsurance Agreement attaches only after all principal under the Secured Note has been paid. The Reinsurance Agreement contains the same covenants for the benefit of the Segregated Account as those that appear in the Secured Note, as described in the preceding paragraph.

Policy obligations not allocated to the Segregated Account remain in the General Account, and such policies in the General Account are not subject to and, therefore, will not be directly impacted by the Segregated Account Rehabilitation Plan (as defined below). Ambac Assurance is not, itself, in rehabilitation proceedings.

On October 8, 2010, the Rehabilitator filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. The effective date of the Segregated Account Rehabilitation Plan will be determined by the Rehabilitator. The Segregated Account Rehabilitation Plan also makes permanent the injunctions issued by the Rehabilitation Court on March 24, 2010.

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

At December 31, 2011, the Segregated Account had outstanding Segregated Account Surplus Notes in an aggregate par amount of $53,000 ($50,000 issued in 2010 and $3,000 issued in March 2011), which have a scheduled maturity of June 7, 2020. These Segregated Account Surplus Notes were issued in connection with the commutation of insurance policies allocated to the Segregated Account. Interest on the Segregated Account Surplus Notes is payable annually in June at the rate of 5.1% on the unpaid principal balance outstanding. All payments of principal and interest on the Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Surplus Notes, such interest will accrue and compound annually until paid. The Segregated Account Surplus Notes were issued pursuant to a fiscal agency agreement entered into with The Bank of New York Mellon, as fiscal agent. To the extent that interest payments are deferred for more than five years, a portion of the deferred interest may not be a tax deduction until paid or may be disallowed under the applicable high yield debt obligation provisions of the Code.

In May 2011, the Segregated Account issued Segregated Account Junior Surplus Notes with a par value of $36,082 in connection with a settlement agreement (the “OSS Settlement Agreement”) to terminate Ambac’s existing headquarters office lease with OSS. The Junior Surplus Notes have a scheduled maturity of June 7, 2020. Interest on the Segregated Account Junior Surplus Notes is payable annually in June at the rate of 5.1% on the unpaid principal balance outstanding. No payment of interest on or principal of the Junior Surplus Notes may be made until all existing and future indebtedness of the Segregated Account, inclusive of Segregated Account Surplus Notes, policy claims and claims having statutory priority have been paid in full. All payments of principal and interest on the Segregated Account Junior Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Junior Surplus Notes, such interest will accrue and compound annually until paid. The OSS Settlement Agreement settled all claims among Ambac, Ambac Assurance, the Segregated Account of Ambac Assurance and OSS relating to the terminated lease. Additionally, Ambac Assurance entered into a new lease (the “New Ambac Assurance Lease”) with OSS for an initial term commencing on May 19, 2011 through December 31, 2015. The New Ambac Assurance Lease provides for the rental of a reduced amount of space at Ambac’s current location, One State Street Plaza. The OSS Settlement Agreement also provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for approximately $14,000 (the “AFG Payment”). The AFG Payment will be made by Ambac in the same form as payment is made to Ambac’s other creditors.

Settlement Agreement

On June 7, 2010, Ambac Assurance entered into a Settlement Agreement (the “Settlement Agreement”) with the counterparties (the “Counterparties”) to outstanding credit default swaps with Ambac Credit Products, LLC (“ACP”) that were guaranteed by Ambac Assurance. Pursuant to the terms of the Settlement Agreement, in exchange for the termination of the Commuted CDO of ABS Obligations (as defined below), Ambac Assurance paid to the Counterparties in the aggregate (i) $2,600,000 in cash and (ii) $2,000,000 in principal amount of newly issued surplus notes of Ambac Assurance (the “Ambac Assurance Surplus Notes”). In addition, effective June 7, 2010, the outstanding credit default swaps with the Counterparties remaining in the General Account of Ambac Assurance have been amended to remove certain events of default and termination events, as set forth in the Settlement Agreement.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Pursuant to the Settlement Agreement, Ambac Assurance filed an amendment to its articles of incorporation. Under such amendment, at least one-third (and, in any event, not less than three members) of the board of directors of Ambac Assurance must be Unaffiliated Qualified Directors (as defined in the Settlement Agreement). If at any time Ambac Assurance does not have the requisite number of Unaffiliated Qualified Directors, Ambac Assurance has agreed to use its commercially reasonable efforts to find additional Unaffiliated Qualified Directors.

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

Pursuant to a commutation agreement entered into with each of the Counterparties that is a party to credit default swaps written by ACP with respect to certain CDO of ABS obligations and related financial guarantee insurance policies written by Ambac Assurance with respect to ACP’s obligations thereunder, Ambac Assurance and ACP commuted all of such obligations (the “Commuted CDO of ABS Obligations”), totaling $16,542,575 of par. In addition to the commutation of the Commuted CDO of ABS Obligations, in 2010, Ambac Assurance has also commuted for $96,518 of cash certain additional obligations, including certain non-CDO of ABS obligations, to the Counterparties with par or notional amounting to $1,406,544. Ambac Assurance commuted another CDO of ABS transaction in 2010 in an amount equal to its remaining par value of $90,000. Each of the Counterparties, in the aggregate and Ambac Assurance, ACP and Ambac, in the aggregate, have released the other party from any claims relating to any credit default swaps or financial guarantee insurance policies commuted pursuant to the Commutation Agreements. In addition, Ambac Assurance, ACP and Ambac, in the aggregate, and a Counterparty have generally released the other parties from any claims relating to actions taken or omitted to be taken prior to June 7, 2010, subject to certain exceptions.

Impact of Settlement Agreement and Segregated Account Rehabilitation Proceeding on Ambac

Under the terms of the Settlement Agreement, Ambac Assurance issued Ambac Assurance Surplus Notes to the Counterparties. In addition, the Segregated Account Rehabilitation Plan, which has been confirmed by the Rehabilitation Court but is not yet effective and remains subject to change, contemplates that the Segregated Account will issue Segregated Account Surplus Notes (together with the Ambac Assurance Surplus Notes, the “Surplus Notes”) to pay a portion of the claims of the Segregated Account. The aggregate par value of the Surplus Notes issued by Ambac Assurance is substantial and will be substantially greater if Segregated Account Surplus Notes are issued under the Segregated Account Rehabilitation Plan. The Surplus Notes rank senior to Ambac’s equity investment in Ambac Assurance. There is residual value to Ambac in Ambac Assurance only to the extent that funds remain at Ambac Assurance after the payment of claims under outstanding financial guarantee policies and the redemption, repurchase or repayment in full of the Surplus Notes, Ambac Assurance’s auction market preferred shares and any junior surplus notes issued by the Segregated Account. The value of Ambac’s equity investment in Ambac Assurance is difficult to estimate, and will primarily depend on the performance of Ambac Assurance’s insured portfolio (i.e., the ultimate losses therein relative to its claims paying resources), ongoing remediation efforts of Ambac Assurance with respect to policies allocated to the Segregated Account, including those relating to residential mortgage-backed securities, and on other factors, including Ambac Assurance’s ability to repurchase Surplus Notes and its auction market preferred shares at less than their face value.

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

Tax Treatment of Surplus Notes

It is possible that the Surplus Notes may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If the Surplus Notes are characterized as equity of Ambac Assurance and it is determined the Surplus Notes represent more than 20% of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with Ambac. As a result, Ambac Assurance may no longer be characterized as a member of the U.S. federal income tax consolidated group of which Ambac is the common parent (the “Ambac Consolidated Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including Ambac Assurance, as the new common parent, and Ambac Assurance’s subsidiaries (the “Ambac Assurance Consolidated Tax Group”).

To the extent Ambac Assurance is no longer a member of the Ambac Consolidated Group, the Ambac Assurance NOL (and certain other available tax attributes of Ambac Assurance and the other members of the Ambac Assurance Consolidated Tax Group) may no longer be available for use by Ambac or any of the remaining members of the Ambac Consolidated Group to reduce the U.S. federal income tax liabilities of the Ambac Consolidated Group. This could result in a material increase in future tax liabilities of Ambac Consolidated Group. In addition, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Ambac Consolidated Group, including certain favorable rules relating to transactions occurring between members of the Company Consolidated Tax Group and members of the Ambac Assurance Consolidated Tax Group.

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

Ambac UK

Pursuant to the Amended and Restated 1997 Reinsurance Agreement between Ambac UK and Ambac Assurance (the “AUK Reinsurance Agreement”), Ambac Assurance reinsured substantially all of the liabilities under policies issued by Ambac UK. On March 24, 2010, Ambac Assurance’s liabilities under the AUK Reinsurance Agreement were allocated to the Segregated Account. On September 28, 2010, Ambac Assurance entered into a Commutation and Release Agreement (the “AUK Commutation Agreement”) with Ambac UK and the Special Deputy Commissioner of OCI, pursuant to which the AUK Reinsurance Agreement was commuted and other capital support arrangements between Ambac Assurance and Ambac UK were terminated.

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

Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852 “Reorganizations”. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. In accordance with ASC Topic 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuation adjustments of the related debt. When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the expected amount of the allowable claim. We have reduced to zero the book value of premiums and discounts as well as debt issuance cost associated with unsecured debts that are subject to compromise. See below for Reorganization Items. For the purpose of presenting an entity’s financial condition during a Chapter 11 reorganization, the financial statements for periods including and after filing the Chapter 11 petition shall distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

All of the Debtor’s pre-petition debt is now in default due to the Bankruptcy Filing. As described below, the accompanying consolidated financial statements present the Debtor’s pre-petition debt within Liabilities subject to compromise. In accordance with ASC Topic 852, following the Petition Date, we discontinued recording interest expense on debt classified as Liabilities subject to compromise, which amounted to $126,524. The stated contractual interest on debt classified as Liabilities subject to compromise amounted to $110,093 and $113,552 for the years ended December 31, 2011 and 2010, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Liabilities Subject to Compromise

As required by ASC Topic 852, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases and orders of the Bankruptcy Court. The Liabilities subject to compromise in the Consolidated Balance Sheets consists of the following:

	December 31, 2011	December 31, 2010
Accrued interest payable	$68,123	$68,091
Accounts payable	17,109	4,951
Senior unsecured notes	1,222,189	1,222,189
Directly-issued Subordinated capital securities	400,000	400,000

Consolidated liabilities subject to compromise	1,707.421	1,695.231
Payable to non-debtor subsidiaries	35	1,657

Debtor’s Liabilities subject to compromise	$1,707,456	$1,696,888

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The debt valuation adjustments represent one-time charges. The reorganization items in the Consolidated Statements of Operations for years ended December 31, 2011 and 2010 consisted of the following items:

	2011	2010
U.S. Trustee fees	$44	$—
Professional fees	35,778	5,536
Office lease settlement	14,007	—
Debt valuation adjustments	32	26,444

Total reorganization items	$49,861	$31,980

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

Debtor in Possession Financial Information

Financial information of the debtor is presented in Schedule II to this Form 10-K as of and for the years ended December 31, 2011 and 2010. Investments in subsidiaries are accounted for using the equity method of accounting.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Consolidation:

The consolidated financial statements include the accounts of Ambac and all other entities in which Ambac has a controlling financial interest as well as variable interest entities (“VIEs”) for which Ambac is deemed the primary beneficiary in accordance with ASC Topic 810, Consolidation. All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. A reporting entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE.

On January 1, 2010, Ambac adopted new consolidation accounting guidance related to VIEs. Among other changes, the new guidance eliminated the concept of qualifying special-purpose entities (“QSPE”) that were previously exempt from consolidation, and introduced a new framework for consolidation of VIEs. Under the new guidance, the primary beneficiary of a VIE is the party that has both the following characteristics: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether Ambac is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether Ambac has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether Ambac has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE. Refer to Note 3 for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs consolidated including the effects of the initial adoption of the new consolidation accounting guidance.

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at December 31, 2011, and 2010, was 2.6% and 3.1%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2011, and 2010, was 10.0 years and 10.4 years, respectively.

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

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Rehabilitation Plan to continue to pay installment premiums, notwithstanding the claims moratorium. As such, Ambac has not historically written off any meaningful amount of uncollectible premiums. In evaluating the credit quality of the premiums receivable, management evaluates the internal ratings of the transactions underlying the premiums receivable. As of December 31, 2011 and 2010, approximately 43% and 29% of the premiums receivable related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade MBS and student loan transactions, which comprised 12% and 11%, and 11% and 11% of the total premiums receivable at December 31, 2011 and 2010, respectively. Past due premiums on policies insuring non-investment grade obligations amounted to less than $250 at December 31, 2011.

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

Below is the premium receivable roll-forward for the periods ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Premium receivable at December 31, 2009		$3,718,158
Impact of adoption of new consolidation accounting guidance for VIEs(1)		(670,997)

Premium receivable at January 1, 2011 and 2010	$2,422,596	3,047,161
Premium payments received	(190,823)	(266,028)
Adjustments for changes in expected life of homogeneous pools and actual changes to contractual cash flows	(240,547)	(577,626)
Accretion of premium receivable discount	62,841	84,567
Consolidation of certain VIEs	(104,736)	—
Deconsolidation of certain VIEs	87,978	173,511
Other adjustments (including foreign exchange)	(8,830)	(38,989)

Premium receivable at December 31, 2011 and 2010	$2,028,479	$2,422,596

(1)	Refer to Note 3 of these consolidated financial statements for discussion of the new consolidation accounting guidance for VIEs.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset is established which is initially recorded as the cash amount paid. For installment premiums, a ceded installment premiums payable liability and offsetting deferred ceded premium asset are initially established in an amount equal to: i) the present value of future contractual premiums due or, ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of expected premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time as the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums. The ceding commission revenue associated with the ceding premiums payable is deferred (as an offset to deferred acquisition cost) and recognized in income in proportion to ceded premiums.

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at December 31, 2011:

	Future premiums expected to be collected(1)	Future expected premiums to be earned, net of reinsurance(1)
Three months ended:
March 31, 2012	$42,396	$68,543
June 30, 2012	39,927	65,847
September 30, 2012	40,520	64,103
December 31, 2012	41,532	62,404

Twelve months ended:
December 31, 2013	154,087	234,084
December 31, 2014	153,870	217,499
December 31, 2015	148,485	205,800
December 31, 2016	142,885	195,551

Five years ended:
December 31, 2021	644,420	823,163
December 31, 2026	523,717	594,302
December 31, 2031	391,509	395,549
December 31, 2036	234,836	217,688
December 31, 2041	71,860	64,954
December 31, 2046	20,804	19,439
December 31, 2051	5,329	6,243
December 31, 2056	242	685

Total	$2,656,419	$3,235,854

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

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Accelerated premium revenue for retired obligations for years ended December 31, 2011 and 2010 were $60,249 and $105,149, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

Loss Reserves:

Ambac’s financial guarantee insurance policies generally pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The policy for derivative contracts is discussed in “Derivative Contracts” below. A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected losses over (b) the UPR for that contract. Expected losses represent projected net cash flows which are defined as the expected future claims to be paid under an insurance contract plus the impact of potential settlement outcomes upon future installment premiums, less potential recoveries. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve in subsequent periods are recorded as a loss and loss expense on the income statement. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. For those policies where the potential recovery is less than the expected future claims, the resulting net cash outflow is recorded as a “Loss and loss expense reserve” liability. For those policies where significant losses have been paid, but not yet recovered, the potential recovery may be greater than the expected future claims and the resulting net cash inflow is recorded as a “Subrogation recoverable” asset.

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

CLASS IA – “Potential Problem with Risks to be Dimensioned”

Credits that are fully current and monetary default or claims-payment are not anticipated. The payor’s or issuer’s financial condition may be deteriorating or the credits may lack adequate collateral. A structured financing may also evidence weakness in its fundamental credit quality as evidenced by its under-performance relative to its modeled projections at underwriting, issues related to the servicer’s ability to perform or questions about the structural integrity of the transaction. While these credits may still retain an investment grade rating,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

they usually have experienced or are vulnerable to a ratings downgrade. Further investigation is required to dimension and correct any deficiencies. A complete legal review of documents may be required. An action plan should be developed with triggers for future classification changes upward or downward.

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

CLASS IV – “Imminent Default or Defaulted”

Monetary default or claim payments has occurred or is expected imminently. Class IV credits are generally rated D.

CLASS V – “Fully Reserved”

The credit has defaulted and payments have occurred. The claim payments are scheduled and known, reserves have been established to fully cover such claims, and no claim volatility is expected.

The population of credits evaluated in Ambac’s loss reserve process are: i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits (Class I and SL) which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by Ambac’s senior risk management professionals and other senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity, as well as the potential for additional remediation activities (i.e. commutations).

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The second approach entails the use of estimates of expected losses (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of market accepted software tools to develop net future claim payment estimates. We have utilized such tools primarily for residential mortgage-backed and student loans exposures. In general, these tools use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net cashflow scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance as insured issue and/or Ambac’s ability to execute a potential settlement (i.e. commutation) of the insurance policy, inclusive of the impact of future installment policies. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors. The methodology used to estimate the most substantial amount of the potential recovery component of expected losses is discussed in the “RMBS Representation and Warranty Subrogation Recoveries” section below.

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount the loss reserves at December 31, 2011 and 2010 was 1.8% and 3.0%, respectively.

RMBS Representation and Warranty Subrogation Recoveries:

In an effort to better understand the unprecedented levels of delinquencies, Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) increased levels of early payment defaults, (ii) significant numbers of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations. Generally, the sponsor of the transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. Per the underlying transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties.

Generally, subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the contractual counterparty bearing with the repurchase obligation, which is typically the sponsor for repurchase. To effect a repurchase, depending on the transaction, the sponsor is obligated to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss (which in certain cases may exclude accrued unpaid interest). Notwithstanding the material breaches of representations and warranties, until the establishment of the Segregated Account and the associated Segregated Account Rehabilitation Proceedings, Ambac continued to pay claims submitted under financial guarantee insurance policies related to these securitizations and expects to resume paying such claims in accordance with the Segregated Account Rehabilitation Plan after such plan is effective. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for previously paid claims. Notwithstanding the reimbursement of previous claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall.

Ambac’s approach in estimating subrogation recoveries is a function of the population of loan files the sponsor makes available for review. In transactions where Ambac has been provided access to loans files for all loans in the original loan pool, we utilize a “random sample” approach to estimate subrogation recoveries. In transactions where Ambac has only obtained loan files for seriously delinquent or defaulted loans, we utilize an “adverse sample” approach to estimate subrogation recoveries. Both approaches are described in further detail below. We do not include estimates of damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known; however, certain large financial institutions which have served as sponsors for certain transactions that Ambac has insured have disclosed that they have established reserves related to claims by financial guarantors and others for breaches of representations and warranties in RMBS transactions.

Random sample approach:

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool, based on a protocol developed by a statistical expert:

1.	A “breach rate” was computed by dividing (i) the original principal balance of the loans identified in the sample as having materially breached representations and warranties by (ii) the original principal balance of the total sample size.

2.	Next, the estimated repurchase obligation was determined by multiplying the breach rate by the sum of (a) realized losses resulting from loan liquidations or charge-offs to date plus (b) estimated future collateral pool losses.

3.

Then, multiple probability-weighted scenarios were developed by applying various realization factors (which incorporates Ambac’s views as to the likely outcomes of the litigation process and/or settlement negotiations or other dispute resolution processes) to the estimated repurchase obligation. The sum of these probability-weighted scenarios represent the undiscounted subrogation recovery. The realization factors in these scenarios were developed using Ambac’s own assumptions about the likelihood of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

outcomes based on all the information available to it including, but not limited to, (i) discussions with external legal counsel and their views on ultimate settlement and/or litigation outcomes, (ii) experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates.

4.	Finally, a discount factor was applied to the undiscounted subrogation recovery, based on the weighted average discount rate for each insurance policy, to compute the estimated subrogation recovery under this approach.

Over the last several quarters, the above-described random sample approach was refined in two significant ways. First, prior to June 30, 2011, Ambac utilized the Current Unpaid Loan Pool Balance (“CULPB”), rather than using estimated future collateral pool losses, to calculate the estimated repurchase obligation as described in step 2 above. While we believe the previous and current approaches are both statistically valid, it is our view that using estimated future collateral pool losses represents a more straight-forward approach as it only extrapolates against the estimated population of loans generating losses. Second, prior to December 31, 2011, Ambac applied a single realization factor to the estimated repurchase obligation to compute the undiscounted subrogation recovery, as described in step 3 above. We began using multiple probability-weighted realization factors for the December 31, 2011 reporting period to account for additional knowledge we have gained, including additional information about counterparties and other financial guarantors’ litigations and settlements thereof.

Adverse sample approach:

The adverse sample approach was used in transactions where Ambac was only given access by the sponsor to impaired loan files, meaning loans greater than 90 days past due, charged off, or in foreclosure, REO, or bankruptcy. This limitation precluded us from selecting a statistically valid random sample from the entire loan pool. Consequently, the adverse sample approach utilized various probability-weighted scenarios, based primarily on the following subsets of loans: i) loans identified as breaching representations and warranties (i.e. adverse loans) taken from a sample of impaired loans and ii) transaction identified where the underlying loans have similar attributes, including but not limited to type, vintage and composition, to loans that were included in an RMBS settlement between the same sponsor and other financial guarantors, and where the transactions had substantially similar representations and warranties (i.e. “prototype transactions”). The calculation of subrogation recovery with respect to the adverse loan subset was based on the original principal balance of the loans in the adverse sample. No realization factor was applied to the adverse loan subset given that the adverse loans selected represent only approximately 39% of the principal balance of the impaired population of loans, only approximately 4% of the principal balance of the original loans in the pool, and the breach rate in the sample was pervasive. In other words, because the adverse loans selected represent only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, and because the breach rates in these pools are very high, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation. The realization factor applied to the prototype transactions was based on an internal analysis of the other RMBS settlement. The sum of the probability-weighted scenarios represents the undiscounted subrogation recovery. A discount factor was then applied to the undiscounted subrogation recovery, based on the weighted average discount rate for each insurance policy, to compute the estimated subrogation recovery under this approach.

Prior to December 31, 2011, the adverse sample approach only considered adverse loans that were identified as breaching representations and warranties. We enhanced this approach to include prototype transactions as we gained additional knowledge related to other RMBS litigation and settlements.

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

Ambac has performed the above-mentioned, detailed examinations on a variety of second-lien and first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency, or are otherwise deemed to have the financial wherewithal to live up to their repurchase obligations. A total of eight sponsors represent the forty six transactions which have been reviewed as of December 31, 2011. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the parent, each of these institutions has significant financial resources and may have an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would ultimately assume financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ ability to honor the obligations of the original sponsor. Certain successor financial institutions have made significant payments to certain claimants to settle breaches of representations and warranties perpetrated by sponsors that have been acquired by such financial institutions. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review other RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

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

Deferred Acquisition Costs:

Financial guarantee insurance costs that vary with and are primarily related to the production of business had been deferred. These costs included compensation of certain employees, premium taxes, ceding commissions payable on assumed business and certain other underwriting expenses, net of ceding commissions receivable on ceded business. Certain future costs associated with installment premium contracts, such as premium taxes and ceding commissions, are estimated and present valued using the same assumptions used to estimate the related premiums receivable described in the “Net Premiums Earned” section above. Premium taxes and reinsurance commissions are deferred in their entirety. Ambac has not undertaken any new business since 2008; accordingly, we have not deferred any costs in the periods presented, except for changes in estimates for premiums taxes and ceding commissions. Costs associated with credit derivatives are expensed as incurred. Deferred acquisition costs

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

are expensed in proportion to premium revenue recognized. Amortization of deferred acquisition costs is adjusted to reflect acceleration of premium revenue due to refunding or calls and to reflect changes in the estimated lives of certain obligations. Amortization of deferred acquisition costs amounted to $21,328 and $21,181 for the years ended December 31, 2011 and 2010, respectively. A premium deficiency exists if the sum of: (i) unearned premium, and (ii) losses and loss expense reserve, net of reinsurance and subrogation recoveries, recognized as of the balance sheet date, is less than the sum of: (i) the present value of expected loss and loss expenses, (ii) present value of future expected servicing and maintenance costs, and (iii) unamortized deferred acquisition costs. The present value of the expected loss and loss expenses and future expected servicing and maintenance costs are discounted at the rate of return on Ambac’s investment portfolio. If a premium deficiency was to exist, unamortized deferred acquisition costs would be reduced by a charge to expense and a liability would be established for any remaining deficiency.

Restricted Cash:

Cash that we do not have the right to use for general purposes as of reporting period end is recorded as restricted cash in our consolidated balance sheets. Restricted cash include: i) cash held in an escrow account for the purpose of pending litigation settlement subject to final court approval and ii) consolidated variable interest entity cash restricted to fund the obligation of the consolidated VIEs.

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

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the effects of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to securities guaranteed by Ambac Assurance under policies that have been allocated to the Segregated Account, the impairment evaluation also is subject to the uncertainties related to the form and timing of claim payments under the Segregated Account Rehabilitation Plan as ultimately implemented. Ambac’s assessment of a decline in value reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including whether Ambac will continue to have the intent and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.

Loans:

Loans are reported at either their outstanding principal balances or at fair value. For loans reported at their outstanding principal balances, interest income is accrued on the unpaid principal balance. A loan is considered impaired when, based on current events and the financial condition of the borrower, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. Loan collectability is monitored by Ambac’s surveillance group in connection with the ongoing monitoring of the associated financial guarantee transactions. Loans held by VIEs consolidated as required under ASC Topic 810 are primarily carried at fair value, with changes in fair value recorded through earnings as part of Loss on variable interest entities.

Obligations under Investment Agreements and Investment Repurchase Agreements:

Ambac provided investment agreements and investment repurchase agreements principally to asset-backed and structured finance issuers, states, municipalities and municipal authorities, whereby Ambac agrees to pay an

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

agreed-upon return based on funds deposited. Proceeds from these investment agreement and investment repurchase agreement obligations are used to invest in fixed income investments. Interest income from these investments is included in Net investment income.

Obligations under investment agreements and investment repurchase agreements are reported as liabilities on the Consolidated Balance Sheets at their principal value plus unamortized premium. The carrying value of these obligations is adjusted for principal paid and interest credited to the account. Interest expense is computed based upon daily outstanding liability balances at rates and periods specified in the agreements adjusted for amortization of premiums.

Subject to a negotiation among the parties, investment agreements may be settled for an amount different than the carrying value of the obligation. Any difference between the settlement payment and carrying value of the terminated investment agreement obligation is reported in net realized investment gains on the Consolidated Statements of Operations.

Derivative Contracts:

The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. Derivatives for trading include credit derivatives issued as a form of financial guarantee, certain interest rate swaps and futures contracts. Interest rate swaps are also used to manage the risk of changes in fair value or cash flows caused by variations in interest rates. None of Ambac’s derivative contracts were designated as hedges under ASC Topic 815. Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in Net change in fair value of credit derivatives on the Consolidated Statements of Operations. Ambac provided interest rate and currency swaps principally to states, municipalities and their authorities and asset-backed issuers in connection with their financings. Changes in fair value of all such interest rate swaps are recorded in Derivative product revenue on the Consolidated Statements of Operations. VIEs consolidated under ASC Topic 810 entered into derivative contracts to meet specified purposes within the securitization structure. Changes in fair value of consolidated VIE derivatives are included within Loss on variable interest entities on the Consolidated Statements of Operations. The Company also has certain options to repurchase Ambac Assurance’s surplus notes at a discount to par value which are required to be accounted for as stand-alone derivatives. Changes in fair value of these options are recorded in Other income on the Consolidated Statements of Operations.

All derivatives, whether designated for hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Ambac has determined that the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore such amounts are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Refer to Note 10, Derivative Instruments for further discussion of the Company’s use of derivative instruments and their impact of the consolidated financial statements. Refer to Note 8, Fair Value Measurements for further description of the methodologies used to determine the fair value of derivative contracts, including model inputs and assumptions where applicable.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Depreciation and Amortization:

Depreciation of furniture and fixtures and electronic data processing equipment is charged over the estimated useful lives of the respective assets, ranging from three to five years, using the straight-line method. Amortization of leasehold improvements is charged over the remaining term of the operating leases using the straight-line method.

Postretirement and Postemployment Benefits:

Ambac provides postretirement and postemployment benefits, including health and life benefits covering employees who meet certain age and service requirements. Ambac accounts for these benefits under the accrual method of accounting. Amounts related to the postretirement health benefits liability are established and charged to expense based on actuarial determinations. Effective August 1, 2005, new employees were not eligible for postretirement benefits.

Stock Compensation Plans:

The Ambac 1997 Equity Plan (the “Equity Plan”), as amended, provided for the granting of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are valued or determined by reference to the common stock. Ambac generally expects to deliver shares to employees under this plan from its treasury stock. Ambac also maintains the Ambac 1997 Non-employee Directors Equity Plan, which provides similar awards to non-employee members of Ambac’s Board of Directors. Awards under the Directors Equity Plan were suspended in March 2010. As of December 31, 2011, approximately 14,951,949 shares were available for future grant under the Equity Plan and the Directors Equity Plan.

Ambac recognizes compensation costs for all equity classified awards granted to employees at fair value with an estimation of forfeitures for all unvested shares. Ambac elected to accrue the estimated cost of future stock-compensation grants to retirement-eligible employees over the service period. The fair value of share-based awards that only require future service are amortized over the relevant service period. For an award with only service conditions that has a graded vesting schedule, the fair value of the award is attributed on a straight-line basis over the requisite service period for each separately vested portion of the award as if the award was, in-substance, multiple awards. The fair value of the market condition based stock option awards are attributed over the shorter of the derived vesting periods based on the output of the valuation model or the service period. RSU awards are attributed over the shorter of the vesting or service period.

Foreign Currency:

Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters. Under ASC Topic 830, functional currency assets and liabilities of Ambac’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments are included as a component of “Accumulated Other Comprehensive Losses,” net of any related taxes in Stockholders’ Equity. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Foreign currency transaction gains and losses of Ambac’s U.S. dollar functional currency subsidiaries’, arising primarily from short-term investment securities and cash denominated in foreign currencies, are reflected in Other income. Additionally, the remeasurement of non-functional currency premium receivables are reflected in Other income. The Consolidated Statements of Operations include pre-tax gains (losses) from such foreign exchange items of $30 and $47,974 for 2011 and 2010, respectively.

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

Net Income Per Share:

ASC Paragraph 260-10-65-2 of ASC Topic 260, Earnings Per Share, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Ambac had participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. These shares of common stock all vested in January 2010. At such time Ambac was in a net loss position; consequently, no income or loss was allocated to participating securities during 2010.

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, nonvested common shares, and stock purchase contracts. There were no dilutive effects for the years ended December 31, 2011 and 2010. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for years ended December 31, 2011 and 2010:

	2011	2010
Stock options	1,455,159	2,794,047
Restricted stock and units	268,554	1,080,483

Future Application of Accounting Standards:

In October 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts—a consensus of the FASB Emerging Issues Task Force. ASU 2010-26 modifies the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts. ASU 2010-26 requires only incremental costs or costs directly related to the successful acquisition of new or renewal contracts to be capitalized as a deferred acquisition cost. ASU 2010-26 is effective for interim and annual periods beginning after December 15, 2011 with either prospective or retrospective application permitted. Early adoption is permitted. Ambac will adopt ASU 2010-26 on January 1, 2012 on a prospective basis. As Ambac is not expected to write any new insurance policies, the adoption of this ASU will not have a material effect on Ambac’s financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires that the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The option in current U.S. GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. The requirement for entities to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements has been deferred by ASU 2011-12, Comprehensive Income

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 issued in December 2011 has the same effective date as ASU 2011-05. ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011. Ambac will adopt both ASU 2011-05 and ASU 2011-12 on January 1, 2012. Since ASU 2011-05 as amended by ASU 2011-12 requires modified presentation on other comprehensive income only, adoption of this ASU will not have a material effect on Ambac’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards. The new disclosures include: a) gross amounts of financial assets and financial liabilities; b) amounts of financial assets and financial liabilities offset on the balance sheet; c) net amounts after taking in account (a) and (b); d) amounts subject to enforceable master netting arrangement or similar agreements not otherwise included in (b); and e) net amounts after deducting amounts in (d) from the amounts in (c). ASU 2011-11 is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. Ambac will adopt ASU 2011-11 on January 1, 2013. Since this ASU requires enhanced disclosures only, the adoption of this ASU will not have a material effect on Ambac’s financial statements.

3        SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES

Ambac has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly has provided financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. In 2011, Ambac entered into a secured borrowing transaction under which two VIEs were created for the purpose of resecuritizing certain invested assets and collateralizing the borrowing. These VIEs are consolidated because Ambac was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs.

Financial Guarantees:

Ambac has provided financial guarantees in respect of assets held or debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the debt obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the debt obligations that have been guaranteed by Ambac Assurance. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on assets held or debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the asset seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the securitized assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

excess cash flow is applied to redeem debt, thus creating over-collateralization. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, Ambac will obtain certain loss remediation rights. These rights may enable Ambac to direct the activities of the entity that most significantly impact the entity’s economic performance.

We determined that Ambac generally has the obligation to absorb the VIE’s expected losses given that we have issued financial guarantees supporting the liabilities (and in certain cases assets) of a VIE. We also determined for certain transactions that experienced the aforementioned performance deterioration, that we had the power, through voting rights or similar rights, to direct the activities of certain VIEs that most significantly impact the VIE’s economic performance because: a) certain triggers had been breached in these transactions resulting in Ambac having the ability to exercise certain loss remediation activities, or b) due to the passive nature of the VIEs’ activities, Ambac’s contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to existing VIEs involving Ambac financial guarantees, Ambac is generally required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. A VIE is deconsolidated in the period that Ambac no longer has such control, which generally occurs in connection with allocation to the Segregated Account, execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE.

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. As a result of the adoption of the new consolidation accounting guidance effective on January 1, 2010, Ambac was required to consolidate these VIEs. As a result of the Rehabilitation Proceedings of the Segregated Account on March 24, 2010, Ambac was required to deconsolidate these entities because Ambac’s policies issued to these entities have been allocated to the Segregated Account. The consolidation of these entities did not have any effect on Ambac’s beginning retained earnings as these entities were accounted for at fair value before initial consolidation. Prior to 2010 and upon deconsolidation, Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments—Equity Method in Joint Ventures. Refer to Note 8 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At December 31, 2011 and 2010 the fair value of these entities is $16,779 and $17,909, respectively and is reported within Other assets on the Consolidated Balance Sheets. The change in fair value of these entities is ($1,130) and ($934) for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011 and the nine months ended December 31, 2010, income from these entities is included in Other income on the Consolidated Statements of Operations. For the three months ended March 31, 2010, while these entities were consolidated, income was included in Loss on variable interest entities on the Consolidated Statements of Operations.

Since their inception, there have been 15 individual transactions with these entities, of which 5 transactions were outstanding as of December 31, 2011 and 2010. Total principal amount of debt outstanding was $578,562 and $588,967 at December 31, 2011 and 2010, respectively. In each case, Ambac sold assets to these entities. The assets are composed of asset-backed securities and utility obligations with a weighted average rating of A- at

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

December 31, 2011 and weighted average life of 8.0 years. At December 31, 2010, the weighted average rate was BBB+ and weighted average life was 9.0 years. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of December 31, 2011 and 2010 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during the years ended December 31, 2011 and 2010. Ambac Assurance earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $764 and $2,304 for the years ended December 31, 2011 and 2010, respectively. Ambac paid no claims to these entities under its financial guarantee policies during the year ended December 31, 2011, and paid $24,411 during the year ended December 31, 2010. Ambac also earned fees for providing other services amounting to $46 and $60 for the years ended December 31, 2011 and 2010, respectively.

Derivative contracts are provided by Ambac Financial Services to these entities. Consistent with other non-hedging derivatives, Ambac Financial Services accounts for these contracts on a trade date basis at fair value. Ambac Financial Services received $8,039 and $10,588 for the years ended December 31, 2011 and 2010, respectively, under these derivative contracts.

Consolidation of VIEs:

Except for consolidations resulting from the adoption of the new consolidation accounting guidance related to VIEs on January 1, 2010, upon initial consolidation of a VIE, we recognize a gain or loss in earnings for the difference between: a) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and b) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a VIE, we recognize a gain or loss for the difference between: a) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and b) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Loss on variable interest entities.

Upon the adoption of the new consolidation accounting guidance, Ambac generally measured the assets and liabilities of newly consolidated VIEs at fair value, as the carrying amount transition method was not practical. The carrying amount transition method (whereby assets, liabilities, and non-controlling interests of the VIE are recorded in amounts that would have been carried in the consolidated financial statements if the new consolidation accounting guidance had been effective when Ambac first met the conditions to be the primary beneficiary) was used for one VIE. Ambac has elected to account for the financial assets and liabilities of the VIEs which were consolidated at fair value under the fair value option in accordance with ASC Topic 825,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Financial Instruments in subsequent periods. The fair value option is elected to allow for consistency in the measurement attributes of assets and liabilities of these VIEs. For VIEs where the assets, liabilities, and non-controlling interests were measured at initial consolidation under the carrying amount transition method, balances continue to be measured and reported based on other applicable GAAP guidance.

Impact of New Consolidation Accounting Guidance Related to VIEs

As a result of adopting the new consolidation accounting guidance related to VIEs, a cumulative effect gain adjustment of $705,046 was recorded as a net increase to total equity as of January 1, 2010, which includes changes to the opening balance of retained earnings and accumulated other comprehensive loss, net of taxes as Ambac was required to consolidate 83 additional VIEs. The types of entities that Ambac was required to consolidate included: (i) RMBS securitization trusts as a result of financial guarantee insurance policies on the senior debt of such trusts; (ii) collateralized debt obligation trusts as a result of credit derivative financial guarantee contracts issued to investors of the debt of such trust; (iii) international and other asset-backed securitizations as a result of insurance policies on the debt of such financing entities; and (iv) other transactions, including the Ambac sponsored special purpose entities, Juneau and Aleutian. The net impact of consolidating these VIEs on Ambac’s balance sheet at adoption of the new consolidation accounting guidance was as follows:

•

Ambac was required to recognize the assets and liabilities of the VIE. The aggregate amount of the VIE assets and liabilities recorded upon adoption were generally recognized at fair value as described above.

•

For a financial guarantee policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under ASC Topic 944, Financial Services—Insurance. The financial guarantee policy would be eliminated upon consolidation. Consequently, Ambac eliminated insurance assets (premium receivables, reinsurance recoverables, deferred ceded premium, subrogation recoverable and deferred acquisition costs) and insurance liabilities (unearned premiums, loss and loss expense reserves and ceded premiums payable) from the Consolidated Balance Sheets.

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

The impact of the above items upon adoption of the new consolidation accounting guidance on January 1, 2010 is summarized below:

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As a result of the establishment of the Segregated Account and the rehabilitation proceedings with respect to the Segregated Account, including the terms of the management services agreement which permit OCI to terminate the agreement with Ambac at any point in time, Ambac no longer has the unilateral power to direct the activities of the VIEs that most significantly impact the entity’s economic performance for those insurance policies that were allocated to the Segregated Account. Accordingly, Ambac deconsolidated 49 VIEs, including 43 RMBS securitization trusts and certain other entities including the Ambac sponsored VIEs, Juneau and Aleutian, effective March 24, 2010. While the RMBS securitization and other trusts are not related parties of Ambac, the company continues to provide financial guarantee policies on the senior debt or assets of such trusts upon deconsolidation. The effect of this deconsolidation was to reverse a significant portion of the transition adjustment recorded upon the adoption of the new consolidation accounting guidance on January 1, 2010 and to deconsolidate one additional VIE which was consolidated as of December 31, 2009, effectively re-establishing insurance accounting for such transactions.

Loss on variable interest entities included losses of $232,746 and $630,293 for the years ended December 31, 2011 and 2010, respectively, related to VIEs that were no longer consolidated as of the end the respective periods. Such losses for 2011 primarily related to a VIE consolidated effective April 1, 2011 and deconsolidated in December 2011 which involved an adversely classified credit for which Ambac temporarily had control rights requiring consolidation. During the period that the VIE was consolidated, credit deterioration of the transaction occurred such that the loss from deconsolidation was greater than the gain from consolidation. The losses for 2010 reflect the deconsolidation of transactions allocated to the Segregated Account as discussed above, as the carrying value of the re-established net insurance liabilities exceeded the net liabilities of the VIEs which were carried at fair value in consolidation.

As of December 31, 2011, consolidated VIE assets and liabilities relating to 19 consolidated entities were $16,543,207 and $16,379,386, respectively. As of December 31, 2010, consolidated VIE assets and liabilities relating to 19 consolidated entities were $17,930,829 and $17,696,445, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.

The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Investments:
Corporate obligations	$2,199,338	$1,904,361

Total variable interest entity assets: Fixed income securities	$2,199,338	$1,904,361

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of December 31, 2011 and 2010:

	Estimated fair value	Unpaid principal balance
December 31, 2011:
Loans	$14,126,994	$13,735,799
Long-term debt	$14,039,450	$15,134,711

December 31, 2010:
Loans	$15,800,918	$16,750,029
Long-term debt	$15,885,711	$18,156,968
Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of December 31, 2011 and December 31, 2010:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
December 31, 2011:
Global Structured Finance:
Collateralized debt obligations	$14,093,243	$15,096	$105,219	$120,614
Mortgage-backed—residential	30,307,753	783,329	5,396,711	—
Mortgage-backed—commercial	685,870	—	—	6,241
Other consumer asset-backed	7,851,980	129,234	1,315,146	35,583
Other commercial asset-backed	13,363,434	559,884	1,045,477	4,541
Other	7,552,264	139,586	643,864	1,837

Total Global Structured Finance	73,854,544	1,627,129	8,506,417	168,816
Global Public Finance	37,893,726	569,032	700,690	14,850

Total	$111,748,270	$2,196,161	$9,207,107	$183,666

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
December 31, 2010:
Global Structured Finance:
Collateralized debt obligations	$20,976,454	$36,372	$122,158	$168,219
Mortgage-backed—residential	35,303,782	962,835	4,192,877	95
Mortgage-backed—commercial	934,873	—	—	7,340
Other consumer asset-backed	12,704,948	171,725	1,049,142	23,148
Other commercial asset-backed	18,405,545	710,685	716,796	5,444
Other	8,635,192	145,110	504,199	1,974

Total Global Structured Finance	96,960,794	2,026,727	6,585,172	206,220
Global Public Finance	41,357,921	638,626	774,000	9,786

Total	$138,318,715	$2,665,353	$7,359,172	$216,006

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

4        LOSSES AND LOSS EXPENSE RESERVE

As discussed in Note 2, a loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash flows to be paid under an insurance contract, i.e. the expected loss, over (b) the UPR for that contract. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the years ended December 31, 2011 and 2010:

	2011	2010
Loss reserves at December 31, net of subrogation recoverable and reinsurance	$4,424,450	$3,777,321
Impact of adopting the new consolidation accounting guidance for VIEs	—	(503,887)

Beginning balance of net loss reserves, net of subrogation recoverable and reinsurance	4,424,450	3,273,434
Changes in the loss reserves due to:
Current year:
Establishment of new loss reserves, gross of subrogation and net of reinsurance	503,697	721,792
Claim payments, net of subrogation and reinsurance	(2,442)	14,034
Establishment of subrogation recoveries, net of reinsurance	(9,761)	(153,342)

Total current year	491,494	582,484
Prior year:
Change in previously established loss reserves, gross of subrogation and net of reinsurance	1,683,831	367,969
Change in previously established subrogation recoveries, net of reinsurance	(324,151)	(216,501)
Claim payments, net of subrogation recoverable and reinsurance	(179,440)	(259,569)

Total prior year	1,180,240	(108,101)
Changes in loss reserves	1,671,734	474,383
Net deconsolidation of certain VIEs	134,596	676,633

Ending loss reserves, net of subrogation recoverable and reinsurance	$6,230,780	$4,424,450

The adverse development relating to prior years is primarily due to the continued deterioration of collateral supporting structured finance policies, including RMBS and student loan exposures which results in greater expected ultimate losses, partially offset by higher expected subrogation recoveries related to representation and warranty breaches on insured RMBS securitizations.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The net change in loss reserves of $1,671,734 and $474,383 for the years ended December 31, 2011 and 2010, respectively, are included in loss and loss expenses in the Consolidated Statement of Operations. Loss expense reserves are also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total net loss expense reserves were $86,171 and $93,900 at December 31, 2011 and December 31, 2010, respectively. Total loss expense of $26,384 and $186,420 for the years ended December 31, 2011 and 2010, respectively, are included in loss and loss expenses in the Consolidated Statement of Operations. During the years ended December 31, 2011 and 2010, reinsurance recoveries of losses included in loss and loss expenses in the Consolidated Statement of Operations were $42,508 and $73,926, respectively.

The tables below summarize information related to policies currently included in Ambac’s loss reserves at December 31, 2011 and 2010:

Surveillance Categories (at December 31, 2011)

	I/SL	IA	II	III	IV	V	Total
Number of policies	27	10	38	125	129	1	330
Remaining weighted-average contract period (in years)	18	10	17	19	9	6	13
Gross insured contractual payments outstanding:
Principal	$2,222,493	$354,713	$2,060,102	$13,342,814	$13,092,057	$47	$31,072,226
Interest	1,069,538	100,448	1,088,036	8,117,496	3,587,812	29	13,963,359

Total	$3,292,031	$455,161	$3,148,138	$21,460,310	$16,679,869	$76	$45,035,585

Gross undiscounted claim liability	$48,573	$10,667	$52,355	$4,766,815	$7,632,709	$75	$12,511,194
Discount, gross claim liability	(4,208)	(2,316)	(3,800)	(1,440,704)	(828,061)	(20)	(2,279,109)

Gross claim liability before all subrogation and before reinsurance	$44,365	$8,351	$48,555	$3,326,111	$6,804,648	$55	$10,232,085

Less:
Gross RMBS subrogation(1)	—	—	—	(461,725)	(2,316,920)	—	(2,778,645)
Discount, RMBS subrogation	—	—	—	12,278	46,101	—	58,379

Discounted RMBS subrogation, before reinsurance	—	—	—	(449,447)	(2,270,819)	—	(2,720,266)

Less:
Gross other subrogation(2)	—	(256)	—	(52,871)	(667,744)	—	(720,871)
Discount, other subrogation	—	77	—	6,550	45,912	—	52,539

Discounted other subrogation, before reinsurance	—	(179)	—	(46,321)	(621,832)	—	(668,332)

Gross claim liability, net of all subrogation and discounts, before reinsurance	44,365	8,172	48,555	2,830,343	3,911,997	55	6,843,487

Less: Unearned premium reserves	(25,264)	(5,126)	(22,111)	(335,332)	(158,687)	—	(546,520)
Plus: Loss adjustment expenses reserves	—	—	—	—	87,294	—	87,294

Claim liability reported on Balance Sheet, before reinsurance(3)	19,101	3,046	26,444	2,495,011	3,840,604	55	6,384,261

Reinsurance recoverable reported on Balance Sheet	1,117	9	5,714	139,499	13,563	—	159,902

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “RMBS Representation and Warranty Subrogation Recoveries” in Note 2 for a detailed discussion.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential remediation subrogation of $1,890,797)	$7,044,070
Subrogation recoverable (includes gross potential remediation of $829,469)	(659,810)

$6,384,260

Loss reserves ceded to reinsurers at December 31, 2011 and 2010 were $153,480 and $128,993, respectively. Amounts were included in reinsurance recoverable on the Consolidated Balance Sheet.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “RMBS Representation and Warranty Subrogation Recoveries in Note 2 for detailed discussion.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential remediation subrogation of $714,679)	$5,288,655
Subrogation recoverable (includes gross potential remediation of $1,702,427)	(714,270)
Other assets (within)	(20,986)

$4,553,399

As discussed in Note 2, Ambac records estimated subrogation recoveries for breaches of representations and warranties by sponsors of certain RMBS transactions utilizing an Adverse and Random Sample approach. Ambac has updated its estimated subrogation recoveries to $2,720,266 ($2,692,414 net of reinsurance) at December 31, 2011 from $2,417,106 ($2,391,335, net of reinsurance) at December 31, 2010. The balance of subrogation recoveries and the related claim liabilities, by estimation approach, at December 31, 2011 and December 31, 2010, are as follows:

	December 31, 2011
Approach	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	30	(2)	$2,637,479	$(1,457,472)	$1,180,006
Random samples	16	(2)	1,140,102	(1,262,794)	(122,691)

Totals	46		$3,777,581	$(2,720,266)	$1,057,315

	December 31, 2010
Approach	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	15	(2)	$1,644,488	$(719,448)	$925,040
Random samples	12	(2)	1,010,704	(1,697,658)	(686,954)

Totals	27		$2,655,192	$(2,417,106)	$238,086

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the expected future claims for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than expected future claims, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,720,266 of subrogation recoveries recorded at December 31, 2011, $829,469 was included in “Subrogation recoverable” and $1,890,797 was included in “Loss and loss expense reserves.” Of the $2,417,106 of subrogation recoveries recorded at December 31, 2010, $1,702,427 was included in “Subrogation recoverable” and $714,679 was included in “Loss and loss expense reserves.”

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(2)	As discussed in Note 2, the sponsor’s repurchase obligation may differ depending on the terms of the particular transaction and the status of the specific loan, such as whether it is performing or has been liquidated or charged off. The estimated subrogation recovery for these transactions is based primarily on loan level data provided through trustee reports received in the normal course of our surveillance activities or provided by the sponsor. While this data may not include all the components of the sponsor’s contractual repurchase obligation we believe it is the best information available to estimate the subrogation recovery.

Below is the rollforward of RMBS subrogation, by estimation approach, for the year ended December 31, 2011:

	Random sample	# of transactions	Adverse transactions	# of deals
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2011	$1,697,658	12	$719,448	15

Changes recognized in 2011:
Additional transactions reviewed	100,586	4	402,750	15
Additional adverse sample loans reviewed	—	n/a	4,382	n/a
Adverse loans repurchased by the sponsor	—	n/a	(11,882)	n/a
All other changes (1)	(535,450)	n/a	342,774	n/a

Discounted RMBS subrogation (gross of reinsurance) at December 31, 2011	$1,262,794	16	$1,457,472	30

(1)	This amount primarily represents differences due to refinements made to our random sample and adverse sample approaches as described more fully in the Loss Reserves section of Note 2—Significant Accounting Policies.

5        REINSURANCE

The effect of reinsurance on premiums written and earned was as follows:

	2011		2010
	Written	Earned	Written	Earned
Direct	($171,283)	$429,033	($476,270)	$565,657
Assumed	(7,670)	(345)	178	1,294
Ceded	20,835	(22,718)	110,363	(20,976)

Net premiums	($158,118)	$405,970	($365,729)	$545,975

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $381,205 at December 31, 2011. Credit exposure existed at December 31, 2011 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. At December 31, 2011, there were ceded reinsurance balances payable of $115,555 offsetting this credit exposure.

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (ii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). At the inception of each reinsurance contract, Ambac Assurance required collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, and (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures. Ambac Assurance held letters of credit and collateral amounting to approximately $337,430 from its reinsurers at December 31, 2011. The largest reinsurer accounted for 7.0% of gross par outstanding at December 31, 2011.

As of December 31, 2011, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $23,959,230. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2011 and its rating levels as of March 1, 2011:

	Moody’s		Percentage ceded par	Net unsecured reinsurance recoverable (in thousands)(1)
Reinsurers	Rating	Outlook
Assured Guaranty Re Ltd	A1	Negative outlook	86.07%	$—
Sompo Japan Insurance Inc	A1	Stable	7.44%	—
Assured Guaranty Corporation	Aa3	Negative outlook	6.49%	15,054

Total			100.00%	$15,054

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac Assurance.

Assumed Reinsurance:

At December 31, 2011, assumed par outstanding was $257,522. On March 24, 2010, all assumed reinsurance agreements with third parties were allocated to the Segregated Account, which will not allow for cancellations without the approval of the Rehabilitator.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

6        GUARANTEES IN FORCE

The gross par amount of financial guarantees outstanding was $296,463,000 and $345,127,000 at December 31, 2011 and 2010, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $272,504,000 and $318,854,000 at December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

	Net Par Amount Outstanding
	2011	2010
Public Finance:
Lease and tax-backed revenue	$59,864,000	$65,843,000
General obligation	42,959,000	48,241,000
Utility revenue	22,529,000	26,360,000
Transportation revenue	18,945,000	20,722,000
Higher education	13,618,000	15,279,000
Housing revenue	8,823,000	9,878,000
Health care revenue	7,824,000	9,603,000
Other	2,255,000	3,423,000

Total Public Finance	176,817,000	199,349,000

Structured Finance:
Mortgage-backed and home equity	23,164,000	27,488,000
Investor-owned utilities	9,049,000	10,685,000
Other CDOs	8,060,000	11,463,000
Student loan	7,824,000	11,408,000
Asset-backed	4,732,000	10,005,000
Other	2,316,000	2,750,000

Total Structured Finance	55,145,000	73,799,000

International Finance:
Investor-owned and public utilities	10,510,000	10,861,000
Asset-backed	9,560,000	10,738,000
Sovereign/sub-sovereign	7,282,000	7,119,000
Transportation	5,914,000	6,744,000
Other CDOs	4,375,000	6,775,000
Mortgage-backed and home equity	1,397,000	1,898,000
Other	1,504,000	1,571,000

Total International Finance	40,542,000	45,706,000

Total	$272,504,000	$318,854,000

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac’s total outstanding “asset-backed” exposures within both Structured Finance and International Finance are comprised of the following bond types as of December 31, 2011 and December 31, 2010:

Business Mix by Net Par	December 31, 2011	December 31, 2010
Commercial ABS	$13,472,000	$17,813,000
Consumer ABS	820,000	2,930,000

Total	$14,292,000	$20,743,000

As of December 31, 2011 and 2010, the International Finance guaranteed portfolio is shown in the following table by location of risk:

	Net Par Amount Outstanding
	2011	2010
United Kingdom	$22,317,000	$22,215,000
Australia	5,176,000	6,292,000
Italy	3,346,000	3,674,000
Austria	956,000	999,000
Germany	619,000	692,000
Internationally diversified(1)	5,318,000	7,793,000
Other international	2,810,000	4,041,000

Total International Finance	$40,542,000	$45,706,000

(1)	Internationally diversified obligations represent pools of geographically diversified exposures which includes significant components of domestic exposure.

Gross financial guarantees in force (principal and interest) was $474,305,000 and $554,700,000 at December 31, 2011 and 2010, respectively. Net financial guarantees in force (after giving effect to reinsurance) was $433,484,000 and $509,429,000 as of December 31, 2011 and 2010, respectively.

In the United States, California, New York and Florida were the states with the highest aggregate net par amounts in force, accounting for 13.3%, 6.7% and 5.1% of the total at December 31, 2011, respectively. No other state accounted for more than 5%. The highest single insured risk represented 1.1% of the aggregate net par amount guaranteed.

7        INSURANCE REGULATORY RESTRICTIONS

Ambac Assurance (exclusive of the Segregated Account which is under the control of OCI via the Segregated Account Rehabilitation Plan) and Everspan are subject to the insurance laws and regulations of each jurisdiction in which it is licensed, some of which are described below. Failure to comply with applicable insurance laws and regulations (including, without limitation, minimum surplus requirements, aggregate risk limits and single risk limits) could expose Ambac Assurance or Everspan to fines, the loss or suspension of insurance licenses in certain jurisdictions, the imposition of orders by regulators with respect to the conduct of business by and/or the inability to pay dividends, all of which could have an adverse impact on our business results and prospects.

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

As a result of decreased statutory capital resulting from the significant losses experienced by Ambac Assurance, Ambac Assurance is not in compliance with its regulatory single and aggregate risk limits. Through run-off of the portfolio, Ambac Assurance will seek to reduce its exposure to no more than the permitted amounts, but may not be able to do so. Everspan is in compliance with all of such limits.

Ambac Assurance’s ability to pay dividends is generally restricted by law and subject to approval by OCI. Wisconsin insurance law restricts the payment of dividends in any 12-month period without regulatory approval to the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31, and (b) the greater of (i) statutory net income (loss) for the calendar year preceding the date of dividend, minus realized capital gains for that calendar year or (ii) the aggregate of statutory net income (loss) for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years. In connection with the termination of reinsurance contracts, OCI requires adjustments to the dividend calculation for any surplus or net income gains recognized. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying OCI 30 days in advance of payment. Based upon these restrictions, at December 31, 2011, Ambac Assurance will not be able to pay common stock dividends during 2012 without regulatory approval. Ambac Assurance did not pay cash dividends on its common stock in 2011 or 2010.

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

Statutory capital and surplus was $495,293 (unaudited) and $1,026,920 at December 31, 2011 and 2010, respectively. Qualified statutory capital was $688,032 (unaudited) and $1,539,524 at December 31, 2011 and 2010, respectively. Statutory net loss for Ambac Assurance was $835,795 (unaudited) and $1,372,218 for 2011 and 2010, respectively. Statutory capital and surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, consolidation of subsidiaries, premiums earned, policy acquisition costs and deferred income taxes differently.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The discount rate shall be adjusted at the end of each calendar year. Additionally, in accordance with paragraph 7 of Statutory Accounting Principles No. 5 “Liabilities, Contingencies and Impairments of Assets”, Ambac Assurance records probable losses on its subsidiaries credit derivative contracts, using a discount rate equal to the average rate of return on its admitted assets. The Company’s average rates of return on its admitted assets at December 31, 2011 and December 31, 2010 were 7.45% and 7.06%, respectively. OCI has directed the Company to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees. Statutory surplus at December 31, 2011 and December 31, 2010 was lower by $98,225 and $35,233, respectively, than if the Company had reported such amounts in accordance with NAIC SAP.

OCI has prescribed an additional accounting practice that differs from NAIC SAP. Paragraph 4 of Statement of Statutory Accounting Principles No. 41 “Surplus Notes” (“SSAP 41”) states that proceeds received by the issuer of surplus notes must be in the form of cash or other admitted assets having readily determinable values and liquidity satisfactory to the commissioner of the state of domicile. Under the statutory accounting principles as generally applied, surplus notes issued in conjunction with commutations or the settlement of claims would be valued at zero upon issuance pursuant to paragraph 4, SSAP 41. OCI has directed the Company to record surplus notes issued in connection with commutations or the settlement of claims at full par value upon issuance as in these instances the surplus notes do not represent a contribution of capital, but rather a distribution of value from the common and preferred shareholders of the Company. The surplus notes issued in connection with commutations or settlement of claims has a claim against surplus senior to the preferred and common shareholders. Statutory surplus is not impacted as a result of the prescribed practice as it is a reclassification from unassigned funds to surplus notes.

OCI has extended the preceding prescribed practice related to surplus notes to the evaluation of other-than-temporary impairments for Ambac Assurance guaranteed securities held in the investment portfolio. Paragraph 35 of Statement of Statutory Accounting Principles No. 43R “Loan-backed and Structured Securities” states that when an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. Under NAIC SAP, the present value of cash flows expected to be collected should include the fair value of surplus notes received from Ambac Assurance, as required under the confirmed Segregated Account Rehabilitation Plan. OCI has prescribed an accounting practice that differs from NAIC and has directed the Company to utilize par value rather than fair value of these surplus notes in this computation. Statutory surplus at December 31, 2011 and December 31, 2010 is greater by $84,344 and $76,709, respectively, than if the present value of the cash flows expected to be collected included the surplus notes at fair value in accordance with NAIC SAP.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

8        FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosures establishes a framework for measuring fair value and disclosures about fair value measurements.

The carrying amount and estimated fair value of financial instruments are presented below:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities(1)	$5,830,289	$5,830,289	$5,738,125	$5,738,125
Fixed income securities pledged as collateral(1)	263,530	263,530	123,519	123,519
Short-term investments	783,071	783,071	991,567	991,567
Other investments	100	100	100	100
Cash	15,999	15,999	9,497	9,497
Restricted cash	2,500	2,500	2,500	2,500
Loans	18,996	16,934	20,167	21,706
Derivative assets	175,207	175,207	290,299	290,299
Other assets	16,779	16,779	17,909	17,909
Variable interest entity assets:
Fixed income securities	2,199,338	2,199,338	1,904,361	1,904,361
Restricted cash	2,140	2,140	2,098	2,098
Loans	14,329,515	14,309,134	16,005,066	15,990,120
Derivative assets	—	—	4,511	4,511

Financial liabilities:
Obligations under investment and repurchase agreements	$546,546	$549,043	$805,632	$811,263
Liabilities subject to compromise	1,622,189	112,233	1,622,189	130,826
Long-term debt	223,601	562,043	208,260	270,600
Derivative liabilities	414,508	414,508	348,791	348,791
Liability for net financial guarantees written	7,547,288	2,462,795	5,977,077	1,638,181
Variable interest entity liabilities:
Long-term debt	14,288,540	14,255,452	16,101,026	16,073,110
Derivative liabilities	2,087,052	2,087,052	1,580,120	1,580,120

(1)	See breakout of fixed income securities in Note 9.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Fair value Hierarchy:

ASC Topic 820 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with ASC Topic 820, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1 –	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury securities, exchange traded futures contracts, variable rate demand obligations, money market funds and mutual funds.

• Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include direct investments in fixed income securities representing municipal, asset-backed and corporate obligations, financial services derivatives (including certain interest rate and currency swap derivatives), certain credit derivative contracts and most long-term debt of variable interest entities consolidated under ASC Topic 810.

• Level 3 –	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include most credit derivative contracts written as part of the financial guarantee business, certain financial services interest rate swap contracts which are not referenced to commonly quoted interest rates, call options on long-term debt, equity interests in Ambac sponsored special purpose entities and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities and loan receivables, as well as certain long-term debt of variable interest entities consolidated under ASC Topic 810.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of December 31, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
2011
Financial assets:
Fixed income securities:
Municipal obligations	$—	$2,002,999	$—	$2,002,999
Corporate obligations	—	1,119,570	7,930	1,127,500
Foreign obligations	—	94,795	—	94,795
U.S. government obligations	111,562	—	—	111,562
U.S. agency obligations	—	85,647	1,224	86,871
Residential mortgage-backed securities	—	1,412,517	—	1,412,517
Collateralized debt obligations	—	33,755	12,482	46,237
Other asset-backed securities	—	871,922	75,886	947,808
Short term investments	783,071	—	—	783,071
Fixed income securities, pledged as collateral:
U.S. government obligations	260,802	—	—	260,802
Residential mortgage-backed securities	—	2,728	—	2,728
Cash	15,999	—	—	15,999
Restricted cash	2,500	—	—	2,500
Derivative assets:
Interest rate swaps—asset position	—	260,851	150,801	411,652
Interest rate swaps—liability position	—	(53)	(242,447)	(242,500)
Future contracts	—	—	—	—
Call options on long-term debt	—	—	6,055	6,055
Other assets	—	—	16,779	16,779
Variable interest entity assets:
Fixed income securities:
Corporate obligations	—	—	2,199,338	2,199,338
Restricted cash	2,140	—	—	2,140
Loans	—	—	14,126,994	14,126,994

Total financial assets	$1,176,074	$5,884,731	$16,355,042	$23,415,847

Financial liabilities:
Derivative liabilities:
Credit derivatives	$—	$—	$190,653	$190,653
Interest rate swaps—asset position	—	—	(30,859)	(30,859)
Interest rate swaps—liability position	—	9,913	241,390	251,303
Futures contracts	627	—	—	627
Currency swaps	—	2,423	—	2,423
Other contracts	—	361	—	361
Variable interest entity liabilities:
Long-term debt	—	12,104,808	1,934,642	14,039,450
Derivative liabilities:
Interest rate swaps—asset position	—	—	—	—
Interest rate swaps—liability position	—	2,023,974	—	2,023,974
Currency swaps—asset position	—	(27,779)	—	(27,779)
Currency swaps—liability position	—	90,857	—	90,857

Total financial liabilities	$627	$14,204,557	$2,335,826	$16,541,010

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

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At December 31, 2011, approximately 8%, 91%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2010, approximately 7%, 90%, and 3% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.

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

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the valuation at December 31, 2011 and 2010 include the following weighted averages:

December 31, 2011

a.	Coupon rate: 0.60%

b.	Maturity: 21.44 years

c.	Yield: 7.20%

December 31, 2010

a.	Coupon rate: 0.60%

b.	Maturity: 22.44 years

c.	Yield: 6.50%

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at December 31, 2011 and 2010 include the following weighted averages:

December 31, 2011

a.	Coupon rate: 6.91%

b.	Maturity: 1.33 years

c.	Yield: 2.13%

December 31, 2010

a.	Coupon rate: 6.88%

b.	Maturity: 0.37 years

c.	Yield: 3.11%

Collateralized debt obligations (“CDO”): Securities are floating rate senior notes with the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at December 31, 2011 and 2010 include the following weighted averages:

December 31, 2011

a.	Coupon rate: 0.86%

b.	Maturity: 1.55 years

c.	Yield: 11.79%

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

December 31, 2010

a.	Coupon rate: 0.84%

b.	Maturity: 14.67 years

c.	Yield: 10.33%

Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at December 31, 2011 and 2010 include the following weighted averages:

December 31, 2011

a.	Coupon rate: 1.41%

b.	Maturity: 3.00 years

c.	Yield: 4.50%

December 31, 2010

a.	Coupon rate: 0.94%

b.	Maturity: 6.58 years

c.	Yield: 4.31%

Derivative Instruments:

Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, exchange traded futures contracts and call options to repurchase Ambac Assurance surplus notes. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of net credit derivative liabilities was reduced by $572,523 at December 31, 2011, and $886,735 at December 31, 2010, as a result of incorporating a CVA on Ambac Assurance into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac Assurance’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities were reduced by $166,868 at December 31, 2011, and $68,772 at December 31, 2010, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

For derivatives that are less complex and trade in liquid markets or may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate and currency swaps, we utilize vendor-developed models. These models provide the net present value of the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the financial services derivatives, beginning 2008 have increased collateral requirements and triggered termination provisions in certain interest rate and currency swaps. Increased termination activity since the initial rating downgrades of Ambac Assurance has provided additional information about the current replacement and/or exit value of our financial services derivatives, which may not be fully reflected in our vendor-models but has been incorporated into the fair value of these derivatives at December 31, 2011 and 2010. These fair value adjustments are applied to individual groups of derivatives based on common attributes such as counterparty type and credit condition, term to maturity, derivative type and net present value. Generally, the need for counterparty (or Ambac) CVAs is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments.

For derivatives that do not trade, or trade in less liquid markets such as credit derivatives, a proprietary model is used because such instruments tend to be unique, contain complex or heavily modified and negotiated terms, and pricing information is not readily available in the market. Derivative fair value models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques. As described further below, beginning with the quarter ended June 30, 2010, the observable cost of credit protection on Ambac Assurance was no longer available for use in the measurement of the Ambac CVA on credit derivatives. Market information incorporated into the measurement of the CVA included pricing on securities guaranteed by Ambac and, when available, indicative values of surplus notes issued by Ambac Assurance or the Segregated Account. Ambac has not made any other significant changes to its modeling techniques or related model inputs for the periods presented.

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 84% of CDS gross par outstanding and 91% of the CDS derivative liability as of December 31, 2011.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as had been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 16% of CDS gross par outstanding and 9% of the CDS derivative liability as of December 31, 2011.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Through March 31, 2010, the Ambac CVA was calculated by adjusting the discount rate used in the CDS present value calculations. Specifically, the discount rate used for the present value calculations described above was LIBOR plus Ambac’s credit spread as observed from quotes of the cost to purchase credit protection on Ambac Assurance. By incorporating the market cost of credit protection on Ambac Assurance into the discount rate, the fair value of Ambac’s liability (or the asset from the perspective of the credit protection buyer) will be decreased by an amount that reflects the market’s pricing of the risk that Ambac will not have the ability to pay. The widening of Ambac Assurance’s own credit spread cannot result in our recognition of an asset on a CDS contract. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. Late in March 2010, Ambac Assurance credit default swap pricing became unobservable following ISDA’s declaration of an event of default on such contracts. Therefore the Ambac CVA subsequent to March 31, 2010 could not utilize the same market inputs as had been used previously. Since June 30, 2010, the Ambac CVA has been a percentage applied to the estimated CDS liability fair value calculated as described above, but using only LIBOR in the present value calculations. The Ambac CVA was estimated using relevant data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010), updated over time based on changes in quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations, and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA percentage used in the valuation of CDS liabilities was 75% and 80% as of December 31, 2011 and December 31, 2010, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, or when Ambac has a CDS asset arising from reinsured CDS exposure, those hypothetical future CDS fees are discounted at a rate which does not incorporate Ambac’s own spread but rather incorporates our counterparty’s credit spread (i.e. the discount rate used to value purchased credit derivative protection is LIBOR plus the current credit spread of the protection provider).

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

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

paid and payable and losses recovered and receivable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $14,166,612 and $18,766,354 at December 31, 2011 and 2010, respectively.

Credit derivative liabilities at December 31, 2011 and 2010 had a combined fair value of $190,653 and $221,684, respectively, and related to underlying reference obligations that are classified as either CLOs or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives as of December 31, 2011 and 2010 is summarized below:

As of December 31, 2011
	CLOs	Other(1)
Notional outstanding	$8,228,577	$4,099,766
Weighted average reference obligation price	92.5	84.3
Weighted average life (WAL) in years	2.7	4.7
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.5%
CVA percentage	75%	75%
Fair value of derivative liabilities	$(54,320)	$(86,526)

As of December 31, 2010
	CLOs	Other(1)
Notional outstanding	$11,592,697	$4,996,193
Weighted average reference obligation price	91.2	85.2
Weighted average life (WAL) in years	3.4	4.1
Weighted average credit rating	AA-	A+
Weighted average relative change ratio	34.4%	38.0%
CVA percentage	80%	80%
Fair value of derivative liabilities	$(70,467)	$(72,692)

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $1,838,269, WAL of 9.0 years and liability fair value of ($49,807) as of December 31, 2011. Other inputs to the valuation of these transactions at December 31, 2011 include weighted average quotes of 11% of notional, weighted average rating of A+ and Ambac CVA percentage of 75%. As of December 31, 2010, these contracts had a combined notional outstanding of $2,177,464, WAL of 5.0 years and liability fair value of ($78,524). Other inputs to the valuation of these transactions at December 31, 2010 include weighted average quotes of 18% of notional, weighted average rating of A+ and Ambac CVA percentage of 80%.

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

This fair value estimate of financial guarantees is presented in the table immediately following the first paragraph of this Note 8 on a net basis and includes direct and assumed contracts written, which represent our liability, net of ceded reinsurance contracts, which represent our asset. The fair value estimate of direct and assumed contracts written is based on the sum of the present values of (i) unearned premium reserves; and (ii) loss and loss expense reserves, including claims presented and not paid as a result of the claim moratorium imposed by the Rehabilitation Court on March 24, 2010. The fair value estimate of ceded reinsurance contracts is based on the sum of the present values of (i) deferred ceded premiums net of ceding commissions; and (ii) reinsurance recoverables on paid and unpaid losses.

Key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Risk Group. With respect to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac Assurance’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written included an Ambac CVA to reflect Ambac’s credit risk. The Ambac CVA was 75% and 80% as of December 31, 2011 and 2010, respectively. Refer to “Credit Derivatives” above for additional information on the determination of the CVA. Refer to Notes 2 and 4 for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Other Financial Assets and Liabilities:

The fair values of Ambac’s equity interest in Ambac sponsored special purpose entities (included in Other assets), Loans, and Obligations under investment and repurchase agreements are estimated based upon internal valuation models that discount expected cash flows using a discount rates consistent with the credit quality of the obligor after considering collateralization.

Variable Interest Entity Assets and Liabilities:

The financial assets and liabilities of VIEs consolidated under ASC Topic 810 consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based on internal discounted cash flow models. VIE debt instruments considered Level 3 include fixed rate, floating rate and zero coupon notes secured by various asset types, primarily European ABS. Information about the valuation inputs for the various VIE debt categories classified as Level 3 is as follows:

European ABS transactions: Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at December 31, 2011 and 2010 include the following weighted averages:

December 31, 2011

a.	Coupon rate: 1.56%

b.	Maturity: 11.99 years

c.	Yield: 3.90%

December 31, 2010

a.	Coupon rate: 2.24%

b.	Maturity: 18.50 years

c.	Yield: 3.40%

Other classes: Other classes include European Public Finance Initiatives, utilities, transportation and asset lease financing transactions. Fair values were calculated by using a discounted cash flow approach. The discount rates used were derived from the third party quoted values (Level 2) for comparable notes from the same securitization when available. When no quotes were received on notes in a given structure, rates were derived from generic spreads for similar securities. Significant inputs for the valuation at December 31, 2011 and 2010 include the following weighted averages:

At December 31, 2011 there were no other classes debt instruments classified as Level 3.

December 31, 2010

a.	Coupon rate: 0.74%

b.	Maturity: 0.62 years

c.	Yield: 0.74%

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at December 31, 2011 and 2010 were developed using vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 8.4% and 6.3% at December 31, 2011 and 2010, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2011 and 2010. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
2011	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$199,172	$17,909	$(195,933)	$1,904,361	$15,800,918	4,511	$(1,856,366)	$15,874,572
Additions of VIEs consolidated	—	—	—	—	—	—	(350,624)	(350,624)
Total gains/(losses) realized and unrealized:
Included in earnings	(3,467)	(1,130)	(335,633)	311,842	664,823	(4,511)	(118,048)	513,876
Included in other comprehensive income	(124)	—	—	(16,865)	(14,881)	—	11,240	(20,630)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(16,600)	—	—	—	—	—	—	(16,600)
Settlements	(6,446)	—	44,791	—	(428,899)	—	35,241	(355,313)
Transfers in Level 3	469	—	—	—	—	—	(905,664)	(905,195)
Transfers out of Level 3	(75,482)	—	—	—	—	—	955,636	880,154
Deconsolidation of VIEs	—	—	—	—	(1,894,967)	—	293,943	(1,601,024)

Balance, end of period	$97,522	$16,779	$(486,775)	$2,199,338	$14,126,994	$—	$(1,934,642)	$14,019,216

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,130)	$(340,674)	$311,842	$664,823	$(4,511)	$(118,063)	$512,287

				VIE Assets and Liabilities
2010	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$189,600	$18,843	$(2,998,447)	$160,518	$2,428,352	—	$(388,003)	$(589,137)
Additions of VIEs consolidated	—	—	—	3,817,065	17,541,600	(153,369)	(6,699,121)	14,506,175
Total gains/(losses) realized and unrealized:
Included in earnings	(222)	(934)	(1,886)	767,693	717,852	(653)	(1,430,729)	51,121
Included in other comprehensive income	(1,353)	—	—	(7,377)	(469,007)	—	23,033	(454,704)
Purchases, issuances and settlements	(4,030)	—	2,922,507	—	(772,061)	—	62,145	2,208,561
Transfers in Level 3	15,177	—	(118,107)	—	—	—	(588,083)	(691,013)
Transfers out of Level 3	—	—	—	—	—	—	2,757,245	2,757,245
Deconsolidation of VIEs	—	—	—	(2,833,538)	(3,645,818)	158,533	4,407,147	(1,913,676)

Balance, end of period	$199,172	$17,909	$(195,933)	$1,904,361	$15,800,918	$4,511	$(1,856,366)	$15,874,572

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs. This information is provided for the year ended December 31, 2011 as required by amendments to ASC Topic 820 effective January 1, 2011.

Year ended December 31, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$30,433	$159,473	$8,069	$1,197	$199,172
Total gains/(losses) realized and unrealized:
Included in earnings	(3,286)	—	(177)	(4)	(3,467)
Included in other comprehensive income	6,454	(6,612)	38	(4)	(124)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(16,600)	—	—	—	(16,600)
Settlements	(4,519)	(1,493)	—	(434)	(6,446)
Transfers in Level 3	—	—	—	469	469
Transfers out of Level 3	—	(75,482)	—	—	(75,482)

Balance, end of period	$12,482	$75,886	$7,930	$1,224	$97,522

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Year ended December 31, 2011	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$25,751	$(221,684)	$—	$(195,933)
Additions of VIEs consolidated
Total gains/(losses) realized and unrealized:
Included in earnings	(389,720)	48,032	6,055	(335,633)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	61,792	(17,001)	—	44,791
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(302,177)	$(190,653)	$6,055	$(486,775)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(356,354)	$9,625	$6,055	$(340,674)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of December 31, 2011 and 2010. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. During 2010, transfers of derivatives to Level 3 related to the inclusion of fair value adjustments to reflect estimated replacement or exit costs, as described under “Derivative Instruments” above, which are not reflected in the net present value of the projected contractual cash flows. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers in or out of Level 1 for the periods presented. All Level 1, 2, and 3 transfers are recognized at the beginning of each accounting period.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for years ended December 31, 2011 and 2010 are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Loss on variable interest entities	Other income
2011
Total gains or losses included in earnings for the period	$(3,467)	$17,001	$31,031	$(389,720)	$854,106	$4,925
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	9,625	(356,354)	854,091	4,925
2010
Total gains or losses included in earnings for the period	$(222)	$(2,757,624)	$2,817,807	$(62,070)	$54,163	$(934)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(461,892)	34,735	627,207	(934)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

9        INVESTMENTS

The amortized cost and estimated fair value of investments, excluding VIE investments, at December 31, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
December 31, 2011
Fixed income securities:
Municipal obligations	$1,858,493	$144,989	$483	$2,002,999	$—
Corporate obligations	1,087,629	63,074	23,203	1,127,500	—
Foreign obligations	89,951	4,844	—	94,795	—
U.S. government obligations	107,717	3,847	2	111,562	—
U.S. agency obligations	80,960	5,911	—	86,871	—
Residential mortgage-backed securities	1,119,517	350,816	57,816	1,412,517	20,907
Collateralized debt obligations	48,686	142	2,591	46,237	—
Other asset-backed securities	953,944	53,965	60,101	947,808	—

	5,346,897	627,588	144,196	5,830,289	20,907
Short-term	783,015	57	1	783,071	—
Other	100	—	—	100	—

	6,130,012	627,645	144,197	6,613,460	20,907

Fixed income securities pledged as collateral:
U.S. government obligations	259,401	1,525	124	260,802	—
Residential mortgage-backed securities	2,557	171	—	2,728	—

Total collateralized investments	261,958	1,696	124	263,530	—

Total investments	$6,391,970	$629,341	$144,321	$6,876,990	$20,907

December 31, 2010
Fixed income securities:
Municipal obligations	$1,878,857	$54,093	$11,614	$1,921,336	$—
Corporate obligations	897,670	44,015	23,777	917,908	—
Foreign obligations	113,127	5,328	—	118,455	—
U.S. government obligations	153,609	3,299	35	156,873	—
U.S. agency obligations	81,696	6,598	—	88,294	—
Residential mortgage-backed securities	1,239,107	300,302	40,717	1,498,692	1,111
Collateralized debt obligations	40,997	391	9,132	32,256	—
Other asset-backed securities	1,019,894	28,274	43,857	1,004,311	—

	5,424,957	442,300	129,132	5,738,125	1,111
Short-term	991,567	—	—	991,567	—
Other	100	—	—	100	—

	6,416,624	442,300	129,132	6,729,792	1,111

Fixed income securities pledged as collateral:
U.S. government obligations	113,232	2,170	—	115,402	—
Residential mortgage-backed securities	7,686	431	—	8,117	—

Total collateralized investments	120,918	2,601	—	123,519	—

Total investments	$6,537,542	$444,901	$129,132	$6,853,311	$1,111

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2011 and December 31, 2010.

Foreign obligations at December 31, 2011 and 2010 consist primarily of government issued securities which are denominated in Pounds Sterling and held by Ambac UK.

The amortized cost and estimated fair value of investments, excluding VIE investments, at December 31, 2011, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$558,644	$560,337
Due after one year through five years	922,516	957,806
Due after five years through ten years	1,129,842	1,200,935
Due after ten years	1,656,264	1,748,622

	4,267,266	4,467,700
Residential mortgage-backed securities	1,122,074	1,415,245
Collateralized debt obligations	48,686	46,237
Other asset-backed securities	953,944	947,808

	$6,391,970	$6,876,990

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2011:
Fixed income securities:
Municipal obligations.	$9,359	$309	$14,635	$174	$23,994	$483
Corporate obligations	155,528	6,220	178,861	16,983	334,389	23,203
U.S. government obligations	130,422	126	—	—	130,422	126
Residential mortgage-backed securities	125,826	14,495	105,705	43,321	231,531	57,816
Collateralized debt obligations	33,037	840	12,482	1,751	45,519	2,591
Other asset-backed securities	181,792	8,319	204,855	51,782	386,647	60,101

	635,964	30,309	516,538	114,011	1,152,502	114,320
Short-term	5,773	1	—	—	5,773	1

Total temporarily impaired securities	$641,737	$30,310	$516,538	$114,011	$1,158,275	$144,321

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

December 31, 2010:
Fixed income securities:
Municipal obligations	$281,760	$7,633	$33,946	$3,981	$315,706	$11,614
Corporate obligations	51,806	1,691	212,417	22,086	264,223	23,777
U.S. government obligations	4,981	35	—	—	4,981	35
Residential mortgage-backed securities	22,180	537	127,782	40,180	149,962	40,717
Collateralized debt obligations	—	—	30,433	9,132	30,433	9,132
Other asset-backed securities	101,950	1,515	440,731	42,342	542,681	43,857

Total temporarily impaired securities	$462,677	$11,411	$845,309	$117,721	$1,307,986	$129,132

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of December 31, 2011 and 2010 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. As of December 31, 2011 and 2010, management has not asserted an intent to sell any securities in an unrealized loss position from its portfolio. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of December 31, 2011, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at December 31, 2011, $268,633 of the total fair value and $77,947 of the unrealized loss related to below investment grade securities and non-rated

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

securities. Of the securities that were in a gross unrealized loss position at December 31, 2010, $110,120 of the total fair value and $31,521 of the unrealized loss related to below investment grade securities and non-rated securities.

Corporate Obligations

Gross unrealized losses on corporate obligations during the year ended December 31, 2011 is primarily the result of an increase in credit spreads on life insurers. Of the $16,983 of unrealized losses on corporate obligations greater than 12 months, one security comprises $7,014 of the total. This security, which was purchased in multiple lots, is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 30-48 months. Another security comprises $6,494 of the total. This security, which is an issuance by a large diversified financial services company that has a credit support agreement from its AA-rated parent, has been in an unrealized loss position for 54 months. The unrealized losses on these securities are the result of general credit spread widening since the date of purchase. Given the investment grade ratings, management believes that timely receipt of all principal and interest is probable.

Residential mortgage-backed securities
The gross unrealized loss on mortgage-backed securities as of December 31, 2011 is primarily related to Alt-A residential mortgage-backed securities. Of the $43,321 of unrealized losses on mortgage-backed securities for greater than 12 months, $42,984, or 99.2%, is attributable to 16 individual Alt-A securities. These individual securities have been in an unrealized loss position for 48 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices, the recession and weak economic conditions in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than at the time the securities were purchased.

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

Other asset-backed securities

The increase in gross unrealized losses on other asset-backed securities during the year ended December 31, 2011 is the result of overall risk aversion in the market due to economic uncertainty in the United States and abroad, as well as a flight to higher quality, more liquid investments. Of the $51,782 of unrealized losses on other asset-backed securities greater than 12 months, one security comprises $31,836 of the total. This security, which

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

is secured by lease payments on an IRS facility and is insured by Ambac Assurance, has been in an unrealized loss position for 48 months. The unrealized loss on this security is largely due to the illiquid nature of this structured transaction which does not trade in the broad secondary market. Management believes that the timely receipt of all principal and interest on this position as well as on other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the years ended December 31, 2011 and 2010:

	2011	2010
Gross realized gains on securities	$21,590	$159,201
Gross realized losses on securities	(5,679)	(86,588)
Gains on investment agreement terminations	3,119	74,551
Loss on sale of subsidiary	—	(521)
Gain on extinguishment of corporate debentures	—	10,693
Foreign exchange gains	1,436	2,115

Net realized gains	$20,466	$159,451

Net other–than-temporary impairments(1)	$(63,843)	$(59,803)

(1)	Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

Other-than-temporary impairment charges to earnings were $63,843 for the year ended December 31, 2011. These losses primarily resulted from adverse changes to projected cash flows on securities guaranteed by Ambac Assurance and on certain Alt-A residential mortgage-backed securities. As further described in Note 1, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. Claim payments under Segregated Account policies have remained suspended throughout the year ended December 31, 2011. Further, delays in the estimated effective date of the Segregated Account Rehabilitation Plan and resumption of claim payments thereunder have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during year ended December 31, 2011. Other-than-temporary impairment charges were $59,803 for the year ended December 31, 2010. Charges in 2010 included $42,656 related to credit losses on securities guaranteed by Ambac Assurance arising from the impact of the Segregated Account Rehabilitation Plan on projected cash flows. Additionally, other-than-temporary impairment charges of $17,147 for the year ended December 31, 2010, related to securities that management intended to sell primarily to meet liquidity needs at that time. As of December 31, 2011, management has not asserted an intent to sell any securities in an unrealized loss position from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges. Management’s cash flow projections used in the impairment evaluation of Ambac-wrapped securities as of December 31, 2011 include an assumption that claim

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

payments under the Segregated Account Rehabilitation Plan resume in June 2012. Delays in the effective date of the Segregated Account Rehabilitation Plan beyond this date could result in additional other-than-temporary impairment charges.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of December 31, 2011 and December 31, 2010:

	Credit Impairment
	2011	2010
Balance as of January 1	$139,766	$98,654
Additions for credit impairments recognized on:
Securities not previously impaired	57,446	27,057
Securities previously impaired	6,397	15,599
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(2,292)	(1,544)

Balance as of December 31	$201,317	$139,766

Counterparty Collateral, Deposits with Regulators and Other Restrictions:

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)	Cash and securities held in Ambac’s investment portfolio—Ambac pledges assets it holds in its investment portfolio to investment and repurchase agreement and derivative counterparties. Securities pledged to investment agreement counterparties may not then be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

(2)	Cash and securities pledged to Ambac under derivative agreements—Ambac may re-pledge securities it holds from certain derivative counterparties to other derivative counterparties in accordance with its rights and obligations under those agreements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at December 31, 2011 and December 31, 2010:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Repurchase Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
December 31, 2011:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$874,987	$564,036	$310,951
Cash and securities pledged from its derivative counterparties	—	—	—

December 31, 2010:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$962,919	$846,124	$116,795
Cash and securities pledged from its derivative counterparties	7,005	—	7,005

Securities carried at $7,132 and $6,947 at December 31, 2011 and December 31, 2010, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

At December 31, 2011, securities with a fair value of $172,880 were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a resecuritization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s consolidated financial statements. Refer to Note 3, Special Purpose Entities, Including Variable Interest Entities and Note 12, Long-term Debt for a further description of this transaction.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Guaranteed Securities:

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2011 and 2010, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating(1)
2011:
Ambac Assurance Corporation	$59,881	$4,624	$1,123,858	$—	$1,188,363	B+
National Public Finance Guarantee Corporation	816,683	82,392	—	—	899,075	A+
Assured Guaranty Municipal Corporation	446,978	160,204	9,263	24,000	640,445	A
Assured Guaranty Corporation	—	—	38,424	—	38,424	CCC+
Financial Guarantee Insurance Corporation	17,350	—	7,724	—	25,074	BBB+
MBIA Insurance Corporation	—	19,082	3,769	—	22,851	BBB-

Total	$1,340,892	$266,302	$1,183,038	$24,000	$2,814,232	BBB

2010:
Ambac Assurance Corporation	$55,786	$4,547	$840,228	$—	$900,561	BB
National Public Finance Guarantee Corporation	815,824	80,942	—	—	896,766	AA-
Assured Guaranty Municipal Corporation	399,408	151,094	25,805	22,500	598,807	A
Assured Guaranty Corporation	—	—	45,047	—	45,047	CCC+
Financial Guarantee Insurance Corporation	16,428	—	11,800	—	28,228	BBB+
MBIA Insurance Corporation	—	19,547	5,630	—	25,177	BBB-

Total	$1,287,446	$256,130	$928,510	$22,500	$2,494,586	BBB+

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Investment Income:

Net investment income was comprised of the following:

	2011	2010
Fixed income securities	$355,522	$357,151
Short-term investments	1,789	1,625
Other investments	—	2,205
Hedge amortization	—	7
Loans	890	920

Total investment income	358,201	361,908
Investment expense	(3,411)	(3,345)

Net investment income	$354,790	$358,563

10        DERIVATIVE INSTRUMENTS

The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheets as of December 31, 2011 and 2010. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists.

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
December 31, 2011:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$190,653
Interest rate swaps	Derivative assets	411,652	Derivative liabilities	251,303
	Derivative liabilities	30,859	Derivative assets	242,500
Currency swaps	Derivative assets	—	Derivative liabilities	2,423
Futures contracts	Derivative assets	—	Derivative liabilities	627
Other contracts	Derivative assets	—	Derivative liabilities	361

Total derivatives held for trading		442,511		687,867

Call options on long-term debt	Derivative assets	6,055	Derivative liabilities	—

Total derivatives		$448,566		$687,867

Variable Interest Entities
Credit derivatives	VIE—Derivative assets	$—	VIE—Derivative liabilities	$—
Currency swaps	VIE—Derivative liabilities	27,779	VIE—Derivative liabilities	90,857
Interest rate swaps	VIE—Derivative liabilities	—	VIE—Derivative liabilities	2,023,974

		$27,779		$2,114,831

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
December 31, 2010:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$221,684
Interest rate swaps	Derivative assets	408,299	Derivative liabilities	124,932
	Derivative liabilities	4,756	Derivative assets	129,185
Currency swaps	Derivative assets	—	Derivative liabilities	6,699
Futures contracts	Derivative assets	11,185	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	232

Total derivatives held for trading		424,240		482,732

Call options on long-term debt	Derivative assets	—	Derivative liabilities	—

Total derivatives		$424,240		$482,732

Variable Interest Entities
Credit derivatives	VIE—Derivative assets	$4,511	VIE—Derivative liabilities	$—
Currency swaps	VIE—Derivative liabilities	26,577	VIE—Derivative liabilities	105,037
Interest rate swaps	VIE—Derivative liabilities	2,203	VIE—Derivative liabilities	1,503,863

		$33,291		$1,608,900

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $47,421 and $281 as of December 31, 2011 and 2010, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $0 and $7,005 as of December 31, 2011 and 2010, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statement of Operations for the years ended December 31, 2011 and 2010:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations
		2011	2010
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$48,032	$60,183
Financial Services derivatives products:
Interest rate swaps	Derivative products	(259,941)	205
Currency swaps	Derivative products	30	(70,552)
Futures contracts	Derivative products	(20,496)	(37,393)
Other derivatives	Derivative products	(411)	1,175

Total Financial Services derivative products		(280,818)	(106,565)

Call options on long-term debt	Other income	6,055	—

Variable Interest Entities:
Credit derivatives	Loss on variable interest entities	(4,511)	(653)
Currency swaps	Loss on variable interest entities	15,382	(78,460)
Interest rate swaps	Loss on variable interest entities	(841,768)	(1,003,527)

Total Variable Interest Entities		(830,897)	(1,082,640)

Total derivative contracts		($1,057,628)	($1,129,022)

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

In a small number of transactions, Ambac is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are 12 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $490,625 and a net liability fair value of $4,196 as of December 31, 2011. These transactions are primarily in the form of CLOs written between 2002 and 2005.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at December 31, 2011 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the net par outstanding for CDS contracts, by Ambac rating, for each major category as of December 31, 2011 and 2010:

December 31, 2011
Ambac Rating	CLO	Other	Total
AAA	$297,741	$913,857	$1,211,598
AA	6,193,522	1,248,584	7,442,106
A	1,737,314	2,967,445	4,704,759
BBB(1)	—	518,142	518,142
Below investment grade(2)	—	290,007	290,007

	$8,228,577	$5,938,035	$14,166,612

December 31, 2010
Ambac Rating	CLO	Other	Total
AAA	$282,294	$2,209,540	$2,491,834
AA	8,323,435	1,237,993	9,561,428
A	2,955,030	2,851,213	5,806,243
BBB(1)	31,938	627,021	658,959
Below investment grade(2)	—	247,890	247,890

	$11,592,697	$7,173,657	$18,766,354

(1)	BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles.
(2)	Below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

The tables below summarize information by major category as of December 31, 2011 and 2010:

	CLO	Other	Total
December 31, 2011
Number of CDS transactions	44	24	68
Remaining expected weighted-average life of obligations (in years)	2.7	6.0	4.1
Gross principal notional outstanding	$8,228,577	$5,938,035	$14,166,612
Net derivative liabilities at fair value	$(54,320)	$(136,333)	$(190,653)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	CLO	Other	Total
December 31, 2010
Number of CDS transactions	59	30	89
Remaining expected weighted-average life of obligations (in years)	3.4	4.4	3.8
Gross principal notional outstanding	$11,592,697	$7,173,657	$18,766,354
Net derivative liabilities at fair value	$(70,467)	$(151,217)	$(221,684)

The maximum potential amount of future payments under Ambac’s credit derivative contracts written on a “pay-as-you-go” basis is generally the gross principal notional outstanding amount included in the above table plus future interest payments payable by the derivative reference obligations. For contracts that are not written with pay-as-you-go terms, the maximum potential future payment is represented by the principal notional only. Since Ambac’s credit derivatives typically reference obligations of or assets held by SPEs that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 3, Special Purpose Entities Including Variable Interest Entities.

Changes in fair value of Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. All remaining purchased credit derivative contracts were terminated in 2010. Losses paid and payable and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms or in connection with a negotiated termination of a contract. There were no paid losses on credit derivative contracts during the year ended December 31, 2011 compared to $2,789,037 for the year ended December 31, 2010. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled. Refer to Note 8 for a detailed description of the components of our credit derivative contracts’ fair value.

Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group using the guidelines described in Note 2. As of December 31, 2011, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $46,056 and total notional principal outstanding of $290,007. As of December 31, 2010, there were three CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $23,148 and a total notional principal outstanding of $247,890.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

exposures. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom. As of December 31, 2011 and 2010 the notional amounts of AFS’s trading derivative products are as follows:

	Notional December 31,
Type of derivative	2011	2010
Interest rate swaps—receive-fixed/pay-variable	$1,370,995	$1,798,704
Interest rate swaps—pay-fixed/receive-variable	3,798,305	3,802,086
Interest rate swaps—basis swaps	175,835	231,250
Currency swaps	13,559	35,971
Futures contracts	53,500	290,000
Other contracts	118,930	154,045

Interest rate and currency swaps had been used to manage specified risks of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. There were no designated hedges in effect during 2011 or 2010. Additionally, the remaining derivative contracts that were not designated hedges under ASC Topic 815, but were considered by management to be for non-trading and hedging purposes, expired during 2010. Net gains (losses) recognized on such contracts recognized as part of net mark-to-market gains (losses) on non-trading derivative contracts was $0 and ($14,295) for the years ended December 31, 2011 and 2010, respectively.

Derivatives of Consolidated Variable Interest Entities

Certain VIEs consolidated under ASC Topic 810 entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of December 31, 2011 and December 31, 2010 are as follows:

Type of VIE derivative	Notional
	December 31, 2011	December 31, 2010
Interest rate swaps—receive-fixed/pay-variable	$1,702,113	$1,711,881
Interest rate swaps—pay-fixed/receive-variable	4,535,626	6,291,763
Currency swaps	721,168	725,307
Credit derivatives	20,934	21,976

Call Option on Long-Term Debt

Ambac Assurance has certain contractual options to repurchase its surplus notes at a discount to their par value, which are considered stand-alone derivatives. The surplus notes were issued in connection with a settlement agreement with certain counterparties to credit default swaps in June 2010 and are classified under Long-term debt on the Consolidated Balance Sheets. The amount of surplus notes that may be repurchased under these stand-alone options is $500,000 at December 31, 2011 and 2010. The fair value of the options was $6,055 and $0 as of December 31, 2011 and 2010, respectively. Gains of $6,055 and $0 from the change in fair value of the call options were recognized within Other income (loss) in the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Contingent Features in Derivatives Related to Ambac Credit Risk

Ambac’s interest rate swaps with professional swap-dealer counterparties and certain front-end counterparties are generally executed under standardized derivative documents including collateral support and master netting agreements. Under these agreements, Ambac is required to post collateral in the event net unrealized losses exceed predetermined threshold levels. Additionally, given that Ambac Assurance is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.

As of December 31, 2011 and 2010, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $266,626 and $31,739, respectively, related to which Ambac had posted assets as collateral with a fair value of $263,530 and $123,519, respectively. All such ratings-based contingent features have been triggered as of December 31, 2011, requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on December 31, 2011, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

11        LOANS

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

Loans receivable by consolidated VIEs are generally carried at fair value on the Consolidated Balance Sheets. See Note 3 for further information about VIEs for which the assets and liabilities are carried at fair value. VIE loans receivable carried at cost had a principal balance of $202,696 and $204,148 at December 31, 2011 and 2010. Interest rates on these loans ranged from 5.33% to 5.42% at both December 31, 2011 and 2010. The loans outstanding at December 31, 2011 and 2010 have a stated maturity of 2047. Collectability of these loans is evaluated individually on an ongoing basis in connection with the surveillance of the related financial guarantee transactions. No loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2011 or 2010.

Other loans had a combined outstanding principal balance of $18,996 and $20,167 at December 31, 2011 and 2010, respectively. Interest rates on these loans ranged from 3.01% to 7.00% at December 31, 2011 and 2.79% to 7.00% at December 31, 2010. The range of maturity dates of these loans is December 2013 to June 2026 as of December 31, 2011 and 2010. Collectability of these loans is evaluated individually on an ongoing basis in connection with the surveillance of the related financial guarantee transactions. No loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2011 or 2010.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

12        LONG-TERM DEBT

The carrying value of long-term debt was as follows:

	2011	2010
Ambac Financial Group, Inc.:
9-3/8% Debentures, due 2011	$—	$—
9.500% Senior Notes, due 2021	—	—
7-1/2% Debentures, due 2023	—	—
5.95% Debentures, due 2035	—	—
6.15% Directly-issued subordinated capital securities (“DISCs”), due 2087	—	—
5.95% Debentures, due 2103	—	—
5.875% Debentures, due 2103	—	—

Ambac long-term debt	—	—

Ambac Assurance Corporation:
5.1% surplus notes, general account, due 2020	213,790	203,195
5.1% surplus notes, segregated account, due 2020	6,020	5,065
5.1% junior surplus notes, segregated account, due 2020	3,791	—

Ambac Assurance long-term debt	223,601	208,260

Variable Interest Entities:
Total long-term debt	$14,288,540	$16,101,026

In March 2008, Ambac issued 5,000,000 Corporate Units. Each Corporate Unit had a stated amount of $50 and initially consisted of (a) a Purchase Contract for Ambac common stock issued by Ambac and (b) a 5% beneficial ownership interest in $1,000 principal amount of Ambac’s 9.50% Senior Notes due 2021, to be held by the Collateral Agent to secure the performance of the holder’s obligations under the Purchase Contract. Pursuant to the Purchase Contract Agreement, the filing of bankruptcy constituted a termination event. As a result, the Purchase Contracts were terminated and the Corporate Units thereafter represented the rights of the Holders to receive their applicable ownership interests in the $250,000 Senior Notes. On November 16, 2010, Ambac filed a motion seeking an order approving the termination of the Purchase Contracts and the release of the Senior Notes. On November 30, 2010, the Bankruptcy Court approved the motion. Consequently, at December 31, 2011 and 2010, no Purchase Contracts are outstanding.

Ambac’s total debentures and DISCs listed above are in default due to the Company filing Chapter 11 bankruptcy in November 2010 and are included on the December 31, 2011 and 2010 Consolidated Balance Sheet under “Liabilities Subject to Compromise.” Refer to Note 2 Significant Accounting Policies for carrying values.

The Segregated Account had outstanding Segregated Account Surplus Notes in an aggregate par amount of $53,000, ($3,000 issued in March 2011) and a carrying value of $6,020 that are reported in long-term debt on the Consolidated balance sheet, based on an imputed interest rate of 52.8% at the date of the issuance and have a scheduled maturity of June 7, 2020. Interest on the Segregated Account Surplus Notes is payable annually in June at the rate of 5.1% on the unpaid principal balance outstanding. All payments of principal and interest on the Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Surplus Notes, such interest will accrue and compound

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

annually until paid. To the extent that interest payments are deferred for more than five years, a portion of the deferred interest may not be a tax deduction until paid or may be disallowed under the applicable high yield debt obligation provisions of the Code.

The Segregated Account had outstanding Segregated Account Junior Surplus Notes with a par value of $36,082 (issued in May 2011) and a carrying value of $3,791 that are reported in long-term debt on the Consolidated balance sheet, based on an imputed interest rate of 58.3% at the date of the issuance and have a scheduled maturity of June 7, 2020. Interest on the Segregated Account Junior Surplus Notes is payable annually in June at the rate of 5.1% on the unpaid principal balance outstanding. No payment of interest on or principal of the Segregated Account Junior Surplus Notes may be made until all existing and future indebtedness of the Segregated Account, inclusive of Segregated Account Surplus Notes, policy claims and claims having statutory priority have been paid in full. All payments of principal and interest on the Junior Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Junior Surplus Notes, such interest will accrue and compound annually until paid.

Ambac Assurance has outstanding Surplus Notes in an aggregate par amount of $2,000,000 and a carrying value of $213,790 that are reported in long-term debt on the Consolidated Balance Sheet, based on an imputed interest rate of 53.9% at the date of the issuance and have a scheduled maturity of June 7, 2020. Interest on these notes is payable annually at the rate of 5.1% on the unpaid principal balance outstanding. All payments of principal and interest on the Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Ambac Assurance Surplus Notes, such interest will accrue and compound annually until paid. Ambac Assurance entered into call option agreements with several CDS counterparties giving Ambac Assurance the right for a limited time to repurchase Surplus Notes with an aggregate face amount of $940,000 for an aggregate price of $232,000 plus accrued and unpaid interest. At December 31, 2011, these options have a weighted average maturity of approximately 8 months.

Surplus note interest payments require the approval of OCI. On June 1, 2011 OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding Surplus Notes issued by Ambac and the Segregated Account on the first scheduled interest payment date of June 7, 2011.

The variable interest entity notes were issued by consolidated VIEs. Generally, Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on the variable interest notes. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make these payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Ambac’s creditors do not have rights with regard to the assets of the VIEs. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $15,337,407 and $18,372,283 as of December 31, 2011 and December 31, 2010, respectively. The range of final maturity dates of the outstanding long-term debt associated with these VIEs is February 2012 to December 2047 as of December 31, 2011. As of December 31, 2011, the interest rates on these VIEs’ long-term debt ranged from 1.00% to 12.63%. At December 31, 2011 VIE notes outstanding also included certificates with a par value of $35,600 issued through a secured borrowing transaction. Interest on the secured borrowing is payable monthly at an annual rate of 6.65%. The effective interest rate on the secured borrowing is 8.97%. Under the transaction, certain RMBS securities owned and guaranteed by Ambac Assurance were deposited into a bankruptcy remote trust to collateralize and fund repayment of the debt. These securities are included in Invested assets on the Consolidated Balance Sheets and had a current par outstanding of $329,129 and fair value of $172,880 as of December 31, 2011. Interest and principal on the secured borrowing is payable from the first

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

non-insurance proceeds from these pledged RMBS securities. Please refer to Note 3 for a detailed description of the VIEs. Final maturities of VIE long-term debt for each of the five years following December 31, 2011 are as follows: 2012—$194,522; 2013—$647,000; 2014—$180,996; 2015—$562,795; 2016—$0.

13        OBLIGATIONS UNDER INVESTMENT AGREEMENTS

Obligations under investment agreements, including those structured in the form of repurchase agreements, are recorded on a settlement-date basis. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to the legal maturity date. Amounts included in the table below are based on the earliest optional draw date. As of December 31, 2011 and 2010, the contractual interest rates for these agreements, which include both fixed and variable, ranged from 0.40% to 6.11% and from 0.17% to 6.37%, respectively. As of December 31, 2011 and 2010, obligations under investment agreements were $546,546 and $805,632, respectively.

Net payments due under investment agreements, based on the earliest optional draw date, in each of the next five years ending December 31, and the periods thereafter, are as follows:

Principal Amount
2012	$254,749
2013	19,464
2014	99,230
2015	—
2016	—
All later years	173,103

$546,546

14        INCOME TAXES

Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its affiliates operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2005
New York State	2008
New York City	2011
United Kingdom	2006
Italy	2007

As described in Note 17, on February 24, 2012, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI, and the Rehabilitator submitted to the Department of Justice, Tax Division a proposal (the “Offer Letter”) to settle the IRS Dispute which includes the following terms that Ambac believes will be acceptable to the United States: (i) a payment by Ambac Assurance of approximately $100,000; (ii) a payment by

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac of approximately $1,900; (iii) Ambac’s consolidated tax group will relinquish its claim to all loss carry-forwards resulting from losses on credit default swap contracts and arising on or before December 31, 2010 to the extent such loss carry-forwards exceed $3,400,000; and (iv) the IRS will be paid 12.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier C and the IRS will be paid 17.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier D. See Note 1 to the Consolidated Financial Statements for a description of NOL usage payments and NOL usage tiers. Finality of the settlement will require the satisfaction of certain conditions and the approval of the United States, the Bankruptcy Court and the Rehabilitation Court. There can be no assurance that the IRS Settlement will be finalized on the terms described above, if at all, or as to the timing of any such settlement. Nevertheless, this possible settlement is being provided for in the year ending December 31, 2011 in accordance with ASC Topic 740, Income Taxes.

In 2011, Ambac settled tax years 2000 through 2010 with New York City for a cash payment of $2,000 and forfeiture of a $1,234 over payment, which was being applied to future tax years.

Ambac’s provision for income taxes charged to income from continuing operations is comprised of the following:

	2011	2010
Current taxes	$77,422	$135
Deferred taxes	—	—

	$77,422	$135

The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Total income taxes charged to net income	$77,422	$135

Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities	58,597	121,769
Valuation Allowance to Equity	(58,597)	(119,116)
Adoption of new consolidation accounting guidance for VIEs	—	245,715
Other	—	8,597

Total charged to stockholders’ equity:	—	256,965

Total effect of income taxes	$77,422	$257,100

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The tax provisions in the accompanying Consolidated Statements of Operations reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2011	%	2010	%
Tax on income from continuing operations at statutory rate	($659,032)	35.0%	($263,551)	35.0%
Reductions in expected tax resulting from:
Tax-exempt interest	(19,872)	1.1%	(24,700)	3.3%
Valuation allowance	685,787	(36.4)%	288,195	(38.3)%
Net addition to (release of) tax reserves	73,850	(3.9)%	—	—
Other, net	(3,311)	0.2%	191	—

Tax expense on income from continuing operations	$77,422	(4.1)%	$135	0.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax liabilities:
Variable interest entities	$28,773	$50,324
Deferred acquisition costs	65,238	92,784
Unearned premiums and credit fees	41,342	33,638
Other	22,481	23,902

Total deferred tax liabilities	157,834	200,648

Deferred tax assets:
Unrealized losses & impairments on investments	47,919	148,728
Net operating loss carryforward	2,751,802	2,450,724
Loss reserves	514,150	18,106
Compensation	6,693	10,733
Other	6,672	9,195

Sub-total deferred tax assets	3,327,236	2,637,486
Valuation allowance	3,169,402	2,436,838

Total deferred tax assets	157,384	200,648

Net deferred tax assets	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2011 and 2010 is as follows:

	2011	2010
Balance at January 1,	$23,050	$22,850
Increases related to prior year tax positions	73,850	200
Decreases related to prior year tax positions	—	—

Balance at December 31,	$96,900	$23,050

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Included in these balances at December 31, 2011 and 2010 are $96,900 and $23,050, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During 2011 and 2010, Ambac recognized interest of approximately $0 and $200, respectively. Ambac had approximately $0 and $15,220 for the payment of interest accrued at December 31, 2011 and 2010, respectively.

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of December 31, 2011, the company had a valuation allowance of $3,169,402.

In June 2010, Ambac Assurance settled its obligations under certain CDS by paying the CDS counterparties $2,600,000 in cash and issuing $2,000,000 face amount of surplus notes that have a stated interest rate of 5.1% per annum. Contemporaneously with issuing the notes, Ambac Assurance entered into call option agreements with several CDS counterparties giving Ambac Assurance the right for a limited time to repurchase Surplus Notes with an aggregate face amount of $940,000 for an aggregate price of $232,000 plus accrued and unpaid interest. Ambac Assurance concluded that the issue price on these notes was equal to the call strike price and that they were properly classified as applicable high interest discount obligations, subject to IRC Section 163(e)(5) restrictions on the deductibility of interest.

As of December 31, 2011 Ambac has an ordinary U. S. federal net operating tax carryforward of approximately $7,150,893, which if not utilized will begin expiring in 2028 and will fully expire in 2031. As disclosed above, to settle the IRS Dispute Ambac has proposed to relinquish its claim to all net operating loss carry-forwards resulting from losses on credit default swap contracts arising on or before December 31, 2010 to the extent such net operating loss carry-forwards exceed $3,400,000. The exact amount of the loss carry-forward relinquishment will be determined upon the execution of a closing agreement.

15        RETIREMENT PLANS

Postretirement Health Care and Other Benefits:

Ambac provides postretirement and postemployment benefits, including health and life benefits covering certain employees who meet certain age and service requirements. Effective August 1, 2005, new employees were not eligible for postretirement benefits. None of the plans are currently funded. Postretirement and postemployment benefits expense was $4,037 and $2,226 in 2011 and 2010, respectively. The unfunded accumulated postretirement benefit obligation was $12,201 as of December 31, 2011. The assumed health care cost trend rates range from 10% in 2011, decreasing ratably to 7% in 2016. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2011, by $3,298 and the 2011 benefit expense by $405. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2011 by $2,584 and the 2011 benefit expense by $309.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table sets forth projected benefit payments from Ambac’s postretirement plan:

Amount
2012	$439
2013	489
2014	495
2015	575
2016	651
All later years	3,773

$6,422

The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with similar duration to that of the benefit plans. The rate used for the projected plan benefit obligations at the measurement date for 2011 and 2010 (December 31) was 4.50% and 5.50%, respectively.

Savings Incentive Plan:

Substantially all employees of Ambac are covered by a defined contribution plan (the “Savings Incentive Plan”). Prior to January 1, 2010 Ambac made employer matching contributions of 100% of the employee’s contributions up to 6% of such participants’ base compensation, subject to limits set by the Internal Revenue Code. Ambac had the option to make a Basic Profit Sharing contribution of 3% of base compensation and a Supplemental Profit Sharing contribution of an additional 3% of base compensation to eligible employees. Effective January 1, 2010, matching contributions now equal 100% of the employees’ contributions, up to 3% of such participants’ base compensation plus 50% of contributions to an additional 2% of base compensation, subject to limits set by the Internal Revenue Code. No Basic Profit-Sharing contributions or Supplemental Profit-Sharing contributions will be made to the Plan. The total cost of the Savings Incentive Plan was $610 and $1,455 in 2011 and 2010, respectively.

16        STOCK COMPENSATION

Employees of Ambac participated in Ambac Financial Group Inc.’s 1997 Equity Plan, which provides for the granting of stock options, stock appreciation rights, restricted stock units, performance units and other awards that are valued or determined by reference to its common stock.

Stock Options:

Stock options awarded to eligible employees are exercisable and expire as specified at the time of grant. Such options are awarded based on the fair market value of Ambac’s Common Stock on the grant date and have a term of seven years from the date of the grant. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, permanent disability or death. No stock options were granted in 2011 and 2010.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

A summary of option activity for the period ending December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	2,607,763	$46.98
Granted	0	na.
Exercised	0	na.
Forfeited or expired	(1,468,334)	$48.39

Outstanding at end of year	1,139,429	$45.15	$0	2.12

Exercisable	954,379	$37.76	$0	0.29

As of December 31, 2011, there was $0 of total unrecognized compensation costs related to unvested stock options granted. Gross stock option expense for 2011 and 2010 was ($12,576) and $1,825, respectively. The net income effect from stock options for 2011 and 2010 were ($11,297) and $4,033, respectively. This includes a $12,597 reduction in expenses due to stock option forfeitures in 2011.

All options outstanding at December 31, 2011 are fully exercisable by January 29, 2012.

RSUs and Restricted Stock:

RSUs were granted to all eligible employees based upon the performance of Ambac, the performance of the employee’s department and the performance of the employee. RSUs do not have a vesting period in excess of four years. Typically, RSU agreements provide that vesting is accelerated in certain circumstances, such as retirement, permanent disability or death. No RSUs were granted during 2011.

As of December 31, 2011, 113,739 RSUs remained outstanding, of which (i) 75,297 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 38,442 units did not require future service.

Information with respect to the RSU and other stock awards is as follows:

	2011	2010
RSUs and other stock awarded	$0	$181,702
Weighted average fair value per share	$0	$0.69
Gross RSU (benefit) expense	$(2,988)	$3,538
Net income effect	$(1,163)	$5,212

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The RSU (benefit) expense includes $3,309 reductions in expenses due to RSU forfeitures in 2011. A summary of RSU and other stock activity for 2011 is as follows:

	2011
	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,026,728	$10.61
Granted	0	$0
Delivered	(538,208)	$10.94
Forfeited	(374,781)	$5.12

Outstanding at end of year	113,739	$23.96

As of December 31, 2011, there was $0 of total unrecognized compensation costs related to unvested RSUs granted. The fair value for RSUs vested during 2011 and 2010 was $93 and $52, respectively.

17        COMMITMENTS AND CONTINGENCIES

Impact of Our Bankruptcy Filing

Under the Bankruptcy Code, the filing of our petition on November 8, 2010 automatically stayed most actions against Ambac. Substantially all of Ambac’s pre-petition liabilities are addressed under the Reorganization Plan, if not otherwise addressed pursuant to orders of the Bankruptcy Court.

Ambac is responsible for leases on the rental of office space. The lease agreements, the initial terms of which expire periodically through December 2015, contain provisions for scheduled periodic rent increases and are accounted for as operating leases. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

Amount
2012	$4,907
2013	4,990
2014	5,121
2015	5,221
2016	0
All later years	0

$20,239

Rent expense for the aforementioned leases amounted to $6,980 and $9,973 for the years ended December 31, 2011 and 2010, respectively.

A subsidiary of Ambac provides a $360,000 liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. At December 31, 2011, $8,800 were drawn on this liquidity facility, and the undrawn balance of the liquidity facility was $351,200.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against Ambac and certain of its present or former directors and officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York (the “District Court”) that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants Ambac, the underwriters for the three offerings, Ambac’s independent Certified Public Accountants and certain present and former directors and officers of Ambac. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, Ambac and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of Ambac’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On December 9, 2010, Ambac and the present or former officers or directors who are defendants in these actions entered into a memorandum of understanding with Plaintiffs with respect to settlement and, as discussed in more detail below, on May 4, 2011, Ambac and the present or former officers or directors who are defendants in these actions entered in a stipulation of settlement to settle the claims asserted in these actions. As also discussed in more detail below, on September 13, 2011, the Bankruptcy Court entered an order approving the stipulation of settlement and Ambac’s entry into the stipulation of settlement and performance of all of its obligations thereunder (which the District Court affirmed on December 29, 2011), and on September 28, 2011, the District Court entered a judgment approving the settlement. As noted below, an objector to the settlement is pursuing an appeal from the District Court’s order affirming the Bankruptcy Court’s order as well as an appeal from the District Court’s judgment.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, one former officer and director and one former officer, Case No. 08 CV 11241 (such action, together with the consolidated actions referred to above, the “Securities Class Actions”). An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, Ambac and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

decision on the motion to dismiss. On December 9, 2010, Ambac and the former officer and director and the former officer who are defendants in this action entered into a memorandum of understanding with Plaintiffs with respect to settlement and, as discussed in more detail below, on May 4, 2011, Ambac and the former officer and director and the former officer who are defendants in this action entered into a stipulation of settlement to settle the claims asserted in this action. As also discussed in more detail below, on September 13, 2011, the Bankruptcy Court entered an order approving the stipulation of settlement and Ambac’s entry into the stipulation of settlement and performance of all of its obligations thereunder (which the District Court affirmed on December 29, 2011), and on September 28, 2011, the District Court entered a judgment approving the settlement. As noted below, an objector to the settlement is pursuing an appeal from the District Court’s order affirming the Bankruptcy Court’s order as well as an appeal from the District Court’s judgment.

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of Ambac, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits (the “Derivative Actions”) include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, Ambac and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; on June 2, 2009 defendants moved to dismiss the amended complaint; on November 22, 2010, the Court dismissed the consolidated derivative action without prejudice to its renewal when and if the automatic stay provided by the Bankruptcy Code is lifted; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action subsequently moved to intervene in the Southern District of New York derivative action and on May 12, 2009, the motion to intervene was denied; on August 15, 2011, the Delaware Court of Chancery modified the stay to permit the defendants to move for dismissal pursuant to the Bankruptcy Court 9019 Order approving the settlement (discussed further below); on September 27, 2011, defendants moved to dismiss; on December 15, 2011, the Court of Chancery dismissed the Delaware derivative action; one derivative plaintiff, the Police and Fire Retirement System of the City of Detroit (“PFRS”), has appealed to the Delaware Supreme Court. Appellant filed its opening appellate brief on February 27, 2012; appellees’ brief is due March 28, 2012; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on January 5, 2010, the New York Supreme Court granted defendants motion to stay the New York Supreme Court action in favor of the Southern District of New York Consolidated Derivative Action; one of the actions consolidated in the New York Supreme Court actions is currently listed on the Court’s docket as dismissed, the other action remains listed as stayed.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Pursuant to the terms of a memorandum of understanding entered into on December 9, 2010, on May 4, 2011, Ambac and all of its present or former officers or directors who are defendants in the Securities Class Actions or the Derivative Actions, entered into a stipulation of settlement (the “Stipulation”) with the lead plaintiffs in In re Ambac Financial Group, Inc. Securities Litigation and the named plaintiffs in Tolin v. Ambac Financial Group, Inc. for settlement of both of the Securities Class Actions. The Stipulation provides that the claims of the putative plaintiff classes, among other claims, will be settled for a cash payment of $27,100. Certain of the insurance carriers who provided directors and officers’ liability coverage to Ambac’s present and former officers and directors for the period July 2007-July 2009 have agreed to pay $24,600 of the settlement, pursuant to a separate agreement entered into between Ambac, the present or former officers or directors who are defendants in the Securities Class Actions or the Derivative Actions, and those insurance carriers. Ambac has agreed to pay $2,500 of the settlement and previously deposited that amount into an escrow account (classified as Restricted Cash on the Consolidated Balance Sheet since these amounts are held in escrow). Lead and named plaintiffs in the Securities Class Actions, on behalf of themselves and all other members of the settlement class, have agreed to releases of claims against, among others, Ambac and the present or former officers or directors who are parties to the Stipulation. The settlement provided for in the Stipulation is subject to various conditions, including, among others, approval by the United States District Court for the Southern District of New York and approval by the Bankruptcy Court of Ambac’s entry into the settlement and of certain releases and bar orders that would release and bar claims (among others) by or on behalf of Ambac, including by any shareholder or creditor of Ambac purportedly acting derivatively on behalf of Ambac, against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted in any of the Securities Actions or any of the Derivative Actions. The Stipulation further provides that nothing in the Stipulation shall be deemed an admission by any defendant of any fault, liability, or wrongdoing. The above description of terms of the Stipulation is qualified in its entirety by reference to the text of the Stipulation, which was filed in In re Ambac Financial Group, Inc. Securities Litigation on May 6, 2011. On May 19, 2011, the Bankruptcy Court entered an order lifting the automatic stay pursuant to section 362 of the Bankruptcy Code to permit inter alia the settling parties to seek preliminary approval of the settlement in the District Court. On June 14, 2011, the District Court entered an order preliminarily approving the settlement. On July 19, 2011, the Bankruptcy Court granted the Debtor’s motion pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019 approving the Stipulation and related agreements and the Debtor’s entry into the Stipulation and related agreements and performance of all of its obligations thereunder. The Bankruptcy Court’s order also approved certain releases and bars that will, upon the effective date of the settlement, release and bar claims (among others) by or on behalf of Ambac, including by any shareholder or creditor of Ambac purportedly acting derivatively on behalf of Ambac, against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted in any of the Securities Actions or any of the Derivative Actions. On July 25, 2011, the Debtor sought by Notice of Presentment to enter an amended order pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019. Certain objections were filed on behalf of putative shareholders who were plaintiffs in the derivative actions in the Delaware Court of Chancery or the Southern District of New York, including the Police and Fire Retirement System of the City of Detroit (“PFRS”) (one of the plaintiffs in the Delaware Court of Chancery). Hearings on the proposed amended order were held before the Bankruptcy Court on August 10, 2011 and September 8 and 9, 2011. On September 13, 2011, the Bankruptcy Court entered the amended order pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019, approving the Stipulation and related agreements and the Debtor’s entry into the Stipulation and related agreements and performance of all of its obligations thereunder. On September 23, 2011, the Bankruptcy Court issued an opinion explaining its reasons for entering the amended order and its reasons for overruling the objections filed on behalf of putative shareholders who are or were plaintiffs in the derivative actions in the Delaware Court of Chancery or the Southern District of New York. On September 28, 2011, the District Court held a settlement hearing to consider the proposed settlement. Counsel for PFRS, the same putative shareholder who had objected in the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Bankruptcy Court, also appeared in the District Court and objected to the proposed settlement. The District Court overruled the objection, and on September 28, 2011 entered a judgment approving the class action settlement with Ambac and the individual defendants.

PFRS, the putative shareholder who objected to the proposed settlement in both the Bankruptcy Court and the District Court, is currently pursuing appeals from both the Bankruptcy Court’s amended order and the District Court’s judgment. On September 26, 2011, counsel for PFRS filed a notice of appeal to the District Court from the Bankruptcy Court’s amended order. On October 28, 2011, counsel for PFRS filed a notice of appeal from the District Court’s September 28, 2011 judgment approving the settlement. PFRS’s appeal from the Bankruptcy Court’s amended order was considered first by the District Court, which affirmed the Bankruptcy Court’s amended order on December 29, 2011. On January 4, 2012, PFRS filed a further notice of appeal from the District Court’s order affirming the Bankruptcy Court’s amended order. Thus, as of January 4, 2012, both of PFRS’s appeals were pending before the United States Court of Appeals for the Second Circuit and were docketed as Case Nos. 11-4643 and 12-59. On January 19, 2012, Ambac and the individual defendants-appellees moved to consolidate the two appeals and to expedite the resolution of the consolidated appeal. On January 26, 2012, the Court granted certain relief sought in the motion to consolidate and expedite, and consolidated both appeals under Lead Case No. 11-4643. Briefing of the consolidated appeal is currently stayed pending the Court’s decision on certain co-appellees’ motion to dismiss the appeal as against themselves. In granting the motion to consolidate and expedite, the Court stated that it would give expedited attention to co-appellees’ motion to dismiss, and would issue an expedited briefing schedule for the consolidated appeal upon the resolution of co-appellees’ motion to dismiss.

Karthikeyan V. Veera v. Ambac Financial Group, Inc., et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010, and amended on September 7, 2010). Plaintiff, a former employee and participant in Ambac’s Savings Incentive Plan (the “Plan”), asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Plan Administrative Committee, the Plan Investment Committee, the Compensation Committee of the Board of Directors of Ambac, and a number of current and former officers and directors of Ambac. This action is purportedly brought on behalf of all persons, excluding defendants and their immediate families, who were participants in the Plan from October 1, 2006 through July 2, 2008 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding Ambac’s financial condition. This ERISA action seeks, among other things, compensatory damages, a constructive trust for amounts by which the fiduciaries allegedly benefited as a result of their breaches, and attorneys’ fees. On October 20, 2010, all of the defendants named in the amended complaint moved to dismiss all of the claims in the amended complaint. In an Opinion and Order issued January 6, 2011, the Court denied the motion to dismiss, but held that the defendants had no “affirmative duty under ERISA to disclose information about the company’s financial condition to plan participants.” On January 18, 2011, Ambac filed an adversary complaint in the Bankruptcy Court against Plaintiff, seeking declaratory relief to confirm the applicability of the automatic stay under Bankruptcy Code section 362(a) to plaintiff’s claims or, alternatively, for injunctive relief under section 105(a) of the Bankruptcy Code to preclude plaintiff from prosecuting his claims pending the effective date of a chapter 11 plan or further order of the Bankruptcy Court. On February 11, 2011, Ambac filed a motion in the adversary proceeding for summary judgment declaring that the protections of the automatic stay apply or should be extended to the claims in the ERISA action and for injunctive relief. Following a hearing on Ambac’s motion on March 4, 2011, the Bankruptcy Court entered an order granting Ambac’s motion, holding that the automatic stay applied to the ERISA action, but also granted Plaintiff relief from the stay to pursue limited discovery during

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

the extended exclusivity period in Ambac’s Chapter 11 case. On July 15, 2011, plaintiff filed a motion for additional relief from the automatic stay. The Bankruptcy Court denied plaintiff’s motion on July 20, 2011 ordering that the automatic stay shall continue to apply to the ERISA action but granting plaintiff limited relief from the automatic stay in order to permit plaintiff to participate in mediation, which occurred in September 2011. The parties were unable to reach a settlement in September but informal discussions have continued through the mediator. Veera filed an objection to Ambac’s Reorganization Plan to the extent the releases in the Reorganization Plan sought to extinguish Veera’s claims against the defendants. On March 13, 2012, Veera and Ambac entered into a stipulation and agreed order resolving Veera’s objection. Pursuant to such Stipulation, Veera and Ambac agreed on certain parameters for discovery and Ambac agreed that the automatic stay could be lifted as it applies to the ERISA action with respect to discovery that Ambac and Ambac Assurance have agreed to provide.

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011) (“Olympic Club Complaint”). The Contra Costa Complaint is brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements which failed to disclose the extent of the insurers’ respective exposures to mortgage-backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking the dismissal of each of these complaints on September 17, 2010. The Superior Court of California sustained the demurrer in part, dismissing the causes of actions for breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation and unjust enrichment with prejudice and dismissing the claim for fraud without prejudice, allowing the Plaintiffs an opportunity to amend their complaints for that cause of action. The demurrers were otherwise overruled. Amended complaints were filed on August 23, 2011. (Further technical amendments to the Contra Costa Complaint and the Olympic Club Complaint were filed on October 21, 2011 to correct a non-substantive error.) Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. (The October 20, 2011 denial applies to the Contra Costa Complaint and the Olympic Club Complaint, both of which were given a technical filing date of October 21, 2011). On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion is scheduled for March 23, 2012.

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

City of Phoenix v. Ambac Assurance Corporation et al. (United States District Court, District of Arizona, filed on or about March 11, 2010). This action is brought by the City of Phoenix against Ambac Assurance and other financial guarantee insurance companies. The complaint alleges that the defendants sought to perpetuate the Rating Agencies’ “dual rating system”, and that the perpetuation of the “dual rating system” enabled the defendants to unfairly discriminate against the City of Phoenix in the pricing of bond insurance premiums. Pursuant to the Court’s current Scheduling Order, fact discovery was scheduled to be completed by March 2, 2012, followed by expert discovery. Dispositive motions are due after the completion of expert discovery.

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

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). Ambac Assurance commenced this action to recover $4,524 from the defendant on account of Ambac Assurance’s payment under a swap termination surety bond. The defendant has counterclaimed (as amended on June 12, 2010), alleging breach of contract, breach of the covenant of good faith and fair dealing, violations of California insurance statutes, fraud and promissory estoppel. Defendant claims that, in connection with defendant’s purchase of a bond insurance policy with respect to its variable rate bond issue in September 2005, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting risky structured obligations that ultimately led to the loss of the “AAA” ratings. On November 14, 2011, the court dismissed the defendant’s

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

amended counterclaim in its entirety upon the motion of Ambac Assurance, and discovery commenced in December 2011. Ambac Assurance intends to move for summary judgment on its claims against the defendant at the conclusion of discovery.

Ambac Assurance has periodically received various regulatory inquiries and requests for information with respect to investigations and inquiries that such regulators are conducting. Ambac Assurance has complied with all such inquiries and requests for information.

On March 24, 2010, Ambac Assurance established a segregated account (the “Segregated Account”) and allocated to the Segregated Account certain financial guaranty insurance policies and other contingent liabilities, certain claims and other rights, and certain equity interests in subsidiaries. An insurance rehabilitation proceeding (the “Rehabilitation Proceeding”) was commenced with respect to the Segregated Account in the Wisconsin Circuit Court for Dane County (the “Rehabilitation Court”) on March 24, 2010 by the Commissioner of Insurance of the State of Wisconsin (the “Commissioner”) and the Rehabilitation Court entered an order of rehabilitation for the Segregated Account, appointing the Commissioner as Rehabilitator, and entered orders enjoining certain actions that could have an adverse effect on the financial condition of the Segregated Account.

Various third parties have filed motions or objections in the Rehabilitation Court and/or moved to intervene in the Rehabilitation Proceeding. On January 24, 2011, the Rehabilitation Court issued its Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation, with Findings of Fact and Conclusions of Law (the “Confirmation Order”). Notices of appeal from the Confirmation Order were filed by various parties, including policyholders. Such appeals are pending.

On November 10, 2011, the Rehabilitation Court issued an order authorizing the Commissioner, as Rehabilitator, and the Segregated Account to proceed in accordance with the terms and conditions of the Mediation Agreement and its related agreements and to carry out all transactions necessary to effectuate those agreements. Notices of appeal from this order were filed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and a group describing itself as the “RMBS Holders,” which claims to own or manage funds that own residential mortgage-backed securities insured by Ambac Assurance.

Ambac Assurance’s CDS portfolio experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of CDS is an unsettled area of the tax law. In 2010, the IRS opened an examination into certain issues related to Ambac Assurance’s tax accounting methods with respect to such CDS contracts and Ambac Assurance’s related characterization of such losses as ordinary losses. As discussed above, Ambac Assurance believes these contracts are properly characterized as notional principal contracts. However, on May 4, 2011, as a result of its examination, the IRS issued to Ambac Notices of Proposed Adjustment asserting that these contracts should be characterized as capital assets or as generating capital losses. On June 3, 2011, Ambac notified the IRS that it disagreed with the proposed adjustments. On May 4, 2011 the IRS filed a proof of claim in the Bankruptcy Court in the amount of $807,244 relating to the tax treatment of the CDS contracts (the “IRS Claim”). Ambac filed its opposition to the proof of claim on June 14, 2011. If the IRS is successful in its claim, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes up to an estimated amount of $807,244.

On November 9, 2010, Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds, which resulted from the losses on the CDS portfolio. On the same date, Ambac and the IRS agreed to a stipulation on the record that provides that the IRS would give notice at least 5 business days

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

prior to taking any action against Ambac’s non-debtor subsidiaries in the consolidated tax group that would violate the State Court Injunction, whether or not such injunction is in effect. The stipulation permits the status quo to be maintained from November 9, 2010 until a hearing on the preliminary injunction under Bankruptcy Code section 105(a) barring assessment and collection of the 2003 through 2008 tax refunds by the IRS against Ambac’s non-debtor subsidiaries in the consolidated tax group.

On January 14, 2011, the IRS filed its answer and opposition to Ambac’s motion for Temporary Restraining Order and Preliminary Injunction. As of this date, no hearing on such motion has been scheduled. On January 13, 2011, the IRS filed a motion in the United States District Court for the Southern District of New York (“USDC SDNY”) to withdraw the adversary proceeding from the Bankruptcy Court to the USDC SDNY. Ambac has opposed such motion and no hearing on the motion has been scheduled. On February 1, 2011, Ambac filed a motion with the Bankruptcy Court for Pretrial Conference and for Authorization to Implement Alternative Dispute Resolution Procedures. The Bankruptcy Court on March 2, 2011 ordered the process of non-binding mediation to begin on or about May 1, 2011. Mediation was held in New York on July 6, 7 and 8, 2011. Mediation continued in New York on September 8 and 9, and October 18 and 20, 2011. The Bankruptcy Court also approved a scheduling order that, pursuant to further stipulation of the parties, required all discovery in the adversary proceeding to be completed by November 2, 2011, dispositive motions to be filed by November 4, 2011, and trial to be scheduled, thereafter, pursuant to further order of the Court. On October 12, 2011, Ambac filed a motion for an order (a) determining that the IRS Claim shall be estimated pursuant to Bankruptcy Code section 502(c), and (b) setting procedures and a hearing date for such estimation inclusive of the determination pursuant to Bankruptcy Code section 505(a) of, among other things, (i) the appropriate method to account for Ambac’s losses on its post-2004 CDS contracts and (ii) whether an ownership change, within the meaning of section 382 of the Tax Code, with respect to Ambac Assurance or a Deconsolidation Event occurred during the 2010 taxable year as a result of the Bank Settlement or for any other reason [Docket No. 362] (the “IRS Claim Estimation Motion”). The IRS Claim Estimation Motion was scheduled for hearing on December 13, 2011, but was adjourned pending settlement discussions with the United States.

The IRS has also sought to assert legal rights against Ambac Assurance, as joint and several obligor in respect of any assessment for federal income taxes against the consolidated tax group. On December 8, 2010, the IRS removed the Rehabilitation Proceeding involving the Segregated Account to the United States District Court for the Western District of Wisconsin (the “District Court”). On December 17, 2010, the IRS filed a motion in the District Court to dissolve a supplemental injunction (the “Supplemental Injunction”) that had been entered by the Rehabilitation Court on November 8, 2010 to prevent certain actions by the IRS that could have an adverse effect on the financial condition of the Segregated Account. The Commissioner moved to remand the proceeding back to the Rehabilitation Court, and on January 14, 2011, that motion was granted by the District Court, which found that it lacked subject matter jurisdiction. The IRS has appealed this decision to the United States Court of Appeals for the Seventh Circuit. On February 9, 2011, the IRS filed a complaint and a motion for a preliminary injunction in the District Court seeking, inter alia, to enjoin enforcement against the IRS of the Supplemental Injunction and the Confirmation Order. The District Court dismissed the suit for lack of subject matter jurisdiction on February 18, 2011, and the IRS filed a notice of appeal on February 22, 2011. On August 22, 2011 the Seventh Circuit granted a motion by the IRS to consolidate the two appeals. Briefing on the consolidated appeals concluded on January 24, 2012, but oral argument has not been scheduled. The parties have jointly asked the Seventh Circuit not to schedule oral argument in light of the written settlement offer submitted to the IRS and the Department of Justice, Tax Division.

On February 24, 2012, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI, and the Rehabilitator submitted to the IRS and the Department of Justice, Tax Division a proposal (the “Offer

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Letter”) to settle the IRS Dispute and related proceedings which includes the following terms that Ambac believes will be acceptable to the United States: (i) a payment by Ambac Assurance of $100,000; (ii) a payment by Ambac of $1,900; (iii) the Ambac Consolidated Group will relinquish its claim to all loss carry-forwards resulting from losses on credit default swap contracts and arising on or before December 31, 2010 to the extent such loss carry-forwards exceed $3.4 billion; and (iv) the IRS will be paid 12.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier C and the IRS will be paid 17.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier D (the “IRS Settlement”). Finality of the settlement will require the satisfaction of certain conditions and the approval of the United States, the Bankruptcy Court and the Rehabilitation Court. As a result of the progress made toward a settlement framework, remaining discovery in the case was put on hold pending the parties’ further reports to the Bankruptcy Court. There can be no assurance that the IRS Settlement will be finalized on the terms described above, if at all, or as to the timing of any such settlement.

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

On January 30, 2012, Ambac Assurance filed a complaint against the City of Hercules, California (the “City”), the City’s redevelopment agency (the “Agency”), and the five dual-role members of the City’s city council and the Agency’s board of directors, in Superior Court of California, Contra Costa County, Case No. N12-0182, seeking a writ of mandate, imposition of a constructive trust, and declaratory relief. The trustee, Bank of New York Mellon Trust Company N.A. (the “Trustee”), is not a party to the litigation and does not seek any relief itself, but is the real party in interest in this litigation and will be affected by any judgment. Ambac Assurance provided financial insurance for bondholders who financed approximately $102 million in redevelopment projects in the City. Under the indentures and California law, the incremental tax revenues generated from those redevelopment projects could be used only to repay the bondholders. In December 2011, Contra Costa County transferred approximately $4.1 million in tax increment payments to the redevelopment agency, which in turn was to pay those funds to the Trustee by January 27, 2012. Ambac Assurance filed suit after learning that the Agency transferred the funds to the City rather than to the Trustee, and the City refused to pay the Trustee due to the City’s other financial obligations. On January 31, 2012, the day after Ambac Assurance filed suit, it asked the Court to grant a petition for writ of mandate on an expedited basis, or to issue a temporary restraining order to prevent the City from using the funds for any purpose pending resolution of the writ of mandate. Ambac alternatively requested that the Court issue a writ of attachment against certain parcels of non-essential City real property, to ensure the City’s ability to comply with the writ of mandate. The Court did not grant the immediate relief, but scheduled a hearing on an Order to Show Cause regarding imposition of a preliminary injunction for February 21, 2012, which was rescheduled for March 20, 2012 pending ongoing settlement discussions. The parties reached a negotiated settlement under which Ambac Assurance received security in two City properties with values estimated to be well in excess of the revenues diverted. Ambac Assurance will also be paid interest and legal costs. The Court approved the settlement at a hearing on March 13, 2012.

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

•

Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York, filed on January 12, 2010). Ambac Assurance alleged breach of contract, fraudulent inducement, breach of implied duty of good faith and fair dealing, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. On July 8, 2010, the defendants moved to dismiss the complaint. Ambac Assurance opposed the motion. In decisions dated April 7, 2011 and October 7, 2011, the Court granted the defendants’ motion in part striking only Ambac Assurance’s claim for consequential damages and jury demand. The Court otherwise denied the defendants’ motion. Discovery is ongoing. No trial date has been set.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). Ambac Assurance filed an Amended Complaint on September 8, 2011. Ambac Assurance has alleged breach of contract, fraudulent inducement, indemnification and reimbursement, breach of representations and warranties and has requested the repurchase of loans that breach representations and warranties as required under the contracts as well as damages and has asserted a successor liability claim against Bank of America. The defendants answered the Amended Complaint on or about November 3, 2011. Discovery is ongoing. No trial date has been set.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Information provided below for “Corporate and Other” primarily relates to (i) corporate activities, including interest income on the investment portfolio and debt to equity exchanges prior to the filing for Bankruptcy in November 2010, and (ii) investment advisory, consulting and research services to the structured credit markets from RangeMark in 2010. Corporate and other revenue from unaffiliated customers consists primarily of income from investments. Corporate and Other intersegment revenue relates to payments under the Mediation Agreement between Ambac Financial Group and Ambac Assurance. For additional information on the Mediation Agreement, please refer to Note 1. The following table is a summary of financial information by reportable segment as of and for the years ended December 31, 2011 and 2010:

	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2011:
Revenues:
Unaffiliated customers	$546,525	($251,044)	$283	$—	$295,764
Intersegment	26,481	(26,205)	7,386	(7,662)	—

Total revenues	$573,006	($277,249)	$7,669	($7,662)	$295,764

Pre-tax loss from continuing operations:
Unaffiliated customers	($1,558,768)	($269,580)	($54,601)	$—	($1,882,949)
Intersegment	13,041	(23,397)	10,356	—	—

Pre-tax loss from continuing operations	($1,545,727)	($292,977)	($44,245)	$—	($1,882,949)

Total assets	$25,935,817	$1,133,438	$44,440	$—	$27,113,695

2010:
Revenues:
Unaffiliated customers	$439,225	($16,936)	$11,846	$—	$434,135
Intersegment	(133,761)	134,133	4,821	(5,193)	—

Total revenues	$305,464	$117,197	$16,667	($5,193)	$434,135

Pre-tax loss from continuing operations:
Unaffiliated customers	($540,767)	($47,520)	($164,714)	$—	($753,001)
Intersegment	(142,205)	140,009	4,209	(2,013)	—

Pre-tax loss from continuing operations	($682,972)	$92,489	($160,505)	($2,013)	($753,001)

Total assets	$27,463,423	$1,508,770	$74,920	$—	$29,047,113

Included in the table above are revenues from unaffiliated customers in 2011 relating to net investment income of $326,157 for Financial Guarantee, $28,340 for Financial Services and $293 for Corporate and Other, compared to 2010 with $324,042, 34,129 and $393 for Financial Guarantee, Financial Services and Corporate and Other, respectively. Included in the line item pre-tax loss from continuing operations—unaffiliated customers for 2011 is interest expense, of which $119,997 is for Financial Guarantee, $8,095 for Financial Services and $0 for Corporate and Other, compared to 2010 with $62,207, $16,844 and $102,278 for Financial Guarantee, Financial Services and Corporate and Other, respectively. Interest expense for Financial Guarantee relates to the interest accrued on surplus notes, Financial Services relates to the interest on investment agreements and Corporate and Other, interest related to the debentures prior to Ambac Financial Group filing for bankruptcy.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment, by location of risk for the years ended December 31, 2011 and 2010:

	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives
2011
United States	($382,347)	$320,149	$34,174
United Kingdom	198,047	52,770	1,120
Other international	5,347	33,051	12,738

Total	($178,953)	$405,970	$48,032

2010
United States	($362,902)	$409,370	($60,609)
United Kingdom	(18,003)	72,472	16,301
Other international	(95,187)	64,133	104,491

Total	($476,092)	$545,975	$60,183

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures: Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.

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

During the evaluation of disclosure controls and procedures as of December 31, 2011, a material weakness in internal control over financial reporting relating to the accuracy of inputs to a non-RMBS loss reserve model was identified. As a result of this material weakness described more fully below, Ambac’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, Ambac’s disclosure controls and procedures were ineffective.

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

b. Management’s Report on Internal Control Over Financial Reporting: Management of Ambac is responsible for establishing and maintaining adequate internal control over financial reporting. Ambac’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer and affected by Ambac’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Ambac’s consolidated financial statements for external reporting purposes in accordance with GAAP. Ambac’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of Ambac; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of Ambac; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Ambac’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2011, management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim

Item 9A.	Controls and Procedures.

consolidated financial statements will not be prevented or detected on a timely basis. Ambac management has determined that, as of December 31, 2011, a material weakness existed in our internal control over financial reporting. This material weakness was identified and reported in the 2010 Form 10-K and has not yet been fully remediated as of December 31, 2011. Specifically, we did not maintain effective controls over the accuracy of inputs to a non-RMBS loss reserve model. When utilizing models, our standard control procedures include a review of inputs to and outputs from such models to ensure that the models are processing data as expected.

Following the identification of the material weakness in 2010, management initiated a review of controls and procedures over model utilization, particularly those models used for loss reserving, and has been actively engaged in the implementation of remediation efforts to address this material weakness. During 2011, Ambac’s Risk Management Group undertook the following actions as part of their evolving strategy to remediate the above reported material weakness:

•	Management of the non-RMBS loss reserve models enhanced their review process over models, performing a more detailed analysis over key inputs and validating model outputs.

•	Risk Management has added new control procedures over the development and use of a set of shared model inputs, such as interest rates, further mitigating risks associated with erroneous model inputs.

•

Risk Management has developed a model governance strategy within its design of key controls in loss reserves. This includes the establishment of a model governance group and a model acceptance committee. The model governance group is responsible for policies and procedures and for establishing the inventory of models to be reviewed throughout the year. The scheduling of the model governance group’s review is based on model criticality, risk weighted for its impact to loss reserves. The model acceptance committee is responsible for the formal approval of selected models employed by Risk Management and ensuring overall compliance with the model governance strategy.

While progress has been made on the remediation of this material weakness during 2011, Ambac management has determined that procedures over the accuracy of model inputs need to be further improved in order to prevent or detect the potential for a material misstatement in our consolidated financial statements. Accordingly, as a result of this un-remediated material weakness, Ambac management has concluded that, as of December 31, 2011, Ambac’s internal control over financial reporting was not effective, based on the criteria in Internal Control—Integrated Framework issued by the COSO.

c. Changes in Internal Control Over Financial Reporting: Other than as noted above in Management’s Report on Internal Control Over Financial Reporting, there were no changes in Ambac’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.

Item 9B.	Other Information.

None

Part III

Item 10.	Directors and Executive Officers of the Registrant.

The Board of Directors

The Board of Directors of Ambac (the “Board”) oversees the business of Ambac and monitors the performance of management. In accordance with corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed by discussing matters with the Chief Executive Officer, other key executives and our principal external advisors (legal counsel, independent auditors, investment bankers and other consultants), by reading the reports and other materials that they request or that management sends them regularly and by participating in Board and committee meetings.

In light of our current financial condition, the Board meets as often as is necessary. The Board met 22 times during 2011. All directors attended at least 75% of the Board meetings and the meetings of the committees of which they were members.

Each of our directors, except for Messrs. DeRosa and Wallis and Ms. Considine, also serves as a director of Ambac Assurance. The Ambac Assurance Board of Directors met 11 times during 2011.

Set forth below are biographies of Ambac’s directors as of March, 2012:

Diana N. Adams Age 49 Director since 2011	President and Chief Executive Officer of Ambac and Ambac Assurance since July 2011. From August 2010 until June 2011, Ms. Adams served as the Chief Administrative Officer for Ambac, with executive responsibility for Ambac’s human resources, technology and corporate administration departments. In addition, from June 2008 to June 2011, Ms. Adams served as a Senior Managing Director with executive responsibility for Ambac’s International business and for the Structured Finance business which she wound down in 2009 and she was also responsible for overseeing human resources and administration from May 2009 to June 2010. Ms. Adams served as a director of Ambac Assurance UK Limited, Ambac’s international financial guarantee subsidiary, from September 2008 to December 2008 and thereafter was Chairman of the Board through August 2010. Prior to that, Ms. Adams had been Managing Director of Emerging Markets, Structured Insurance and Student Loans. Ms. Adams joined Ambac in 2000 as the head of Emerging Markets following the winding down of the international joint venture between Ambac and MBIA, where she had worked. From 1993-1999, Ms. Adams worked at JP Morgan first in the Capital Markets division and then in the Structured Products division. From 1990-1993 Ms. Adams worked for Mitsubishi Bank in Leveraged and Acquisition Finance. From 1988-1990 Ms. Adams worked at Merrill Lynch in the Investment Banking division.

Michael A. Callen Age 71 Director since 1991

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

Item 10.	Directors and Executive Officers of the Registrant.

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

Jill M. Considine Age 67 Director since 2000

Jill M. Considine served as Chairman and Chief Executive Officer of the Depository Trust & Clearing Corporation and its subsidiaries (securities depository and clearing houses) from 1999 to 2008. She was President of the New York Clearing House Association, L.L.C. from 1993 to 1998. Ms. Considine served as a Managing Director, Chief Administrative Officer and as a member of the Board of Directors of American Express Bank Ltd., from 1991 to 1993. Prior to that, Ms. Considine served as the New York State Superintendent of Banks from 1985 to 1991. She completed a six year term as a member of the board of Federal Reserve Bank of New York in 2008 where she served as Chairman of the Audit and Operational Risk Committee.

Ms. Considine was appointed as one of three trustees of the AIG Credit Facility Trust by the Federal Reserve Bank of NY and the US Treasury and served from 2009 until 2011 when the trust was terminated. She also served as Non-Executive Chairman of Butterfield Fulcrum Group Ltd. (a hedge fund administrator) since January 2008 until 2011 when the company was sold. She also serves as a director of Interpublic Group of Companies, Mizuho Securities, USA and IntraHedge, Ltd.

Ms. Considine has extensive knowledge of the debt markets, banking system and regulatory environment from her prior experience as Chief Executive Officer of the Depository Trust & Clearing Corporation and her service as the New York State Superintendent of Banks.

Paul R. DeRosa Age 70 Director since 2008	Principal, Mt. Lucas Management Corporation (hedge fund management) since 1996. From March 1989 to July 1995, Mr. DeRosa served as a co-founder of Eastbridge Capital Inc., a bond trading company and primary dealer in United Treasury bonds, where he acted as a Managing Director. He became the CEO in 1995 and served in that capacity until he left for Mt. Lucas in 1996. Prior to his service with Eastbridge, Mr. DeRosa worked for Citibank N.A., where he was responsible for developing Citibank’s business in financial derivatives and acted as the head of the bank’s proprietary bond trading in the early 1980s. Mr. DeRosa has also served as a research economist at the Federal Reserve Bank of New York.

Item 10.	Directors and Executive Officers of the Registrant.

Mr. DeRosa has extensive knowledge of the derivatives and bond markets, in which he has had an active career over the past 40 years, including being the founder of a bond trading company and a hedge fund. He is invaluable to our Board’s discussions regarding management of our investment portfolio and insured bond portfolios.

Philip N. Duff Age 54 Director since 2007

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

Thomas C. Theobald Age 74 Director since 2004	Senior Advisor for Chicago Growth Partners (formerly known as William Blair Capital Partners) and former Chairman and Chief Executive Officer of Continental Bank Corp. Mr. Theobald joined William Blair Capital Partners in 1994 following his role as Chairman and CEO of Continental Bank, where he had served since 1987 until its sale to Bank of America (formerly known as BankAmerica) in 1994. Prior to 1987, Mr. Theobald worked at Citicorp/Citibank for over 25 years in various capacities in the domestic and international sectors, including serving as Vice Chairman from 1982 to 1987. Mr. Theobald also serves as a director for Jones Lang LaSalle Incorporated and Ventas Inc. Mr. Theobald’s experience as Chairman and CEO of Continental Bank, where he rebuilt a bankrupt company and sold it to Bank of America, along with his 45 plus years of experience in the financial services industry, provides the Board with expertise in credit, risk management and capital markets areas.

Laura S. Unger Age 51 Director since 2002	Private Consultant and Former SEC Commissioner. Ms. Unger currently serves as a Special Advisor to Promontory Financial Group, Inc., advising clients on a range of securities, legal, regulatory and policy matters. She has also served as the Independent Consultant to JPMorgan for the global analyst conflict settlement from 2003 to 2009. In July 2002, Ms. Unger joined CNBC and served as CNBC’s Regulatory Expert until July 2003. From February 2001 until August 2001, Ms. Unger served as Acting Chairman of the SEC. From

Item 10.	Directors and Executive Officers of the Registrant.

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

Henry D. G. Wallace Age 66 Director since 2004

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

David W. Wallis Age 52 Director since 2008

Former President and Chief Executive Officer of Ambac and Ambac Assurance from October 2008 to July 6, 2011. From February 2008 until October 2008, Mr. Wallis served as the Chief Risk Officer of Ambac and Ambac Assurance and had executive responsibility for Credit Risk Management, Capital and Risk Analysis, Risk Transfer and Portfolio Risk Management. From July 2005 to January 2008, Mr. Wallis served as a Senior Managing Director and Head of Portfolio and Market Risk Management. In 2003, he transferred to Ambac’s New York headquarters as a Managing Director within the Credit Risk Management team. He joined Ambac’s London Office in 1996 as a First Vice President where he helped develop and lead the European Structured Finance and Securitization business, becoming a Managing Director in 1999. Prior to joining Ambac in 1996, he was an investment banker at NatWest in the Debt Structuring Group.

Mr. Wallis’s experience as Chief Executive Officer of Ambac and Ambac Assurance, as well as his 15 other years at Ambac and Ambac Assurance, serving in various capacities, provides him with intimate knowledge of our operations and the issues facing Ambac and Ambac Assurance.

Director Independence

Ambac’s Corporate Governance Guidelines express the Board’s belief that a substantial majority of Ambac’s directors should qualify as “independent” directors under the guidelines of the New York Stock

Item 10.	Directors and Executive Officers of the Registrant.

Exchange (“NYSE”). While Ambac’s securities are no longer listed on the NYSE, Ambac believes that the NYSE independence standards are an appropriate guide for the company. The Board affirmatively determines the independence of each Director and nominee for election as a Director in accordance with its Policy Regarding Determination of Independence (“Director Independence Policy”), which includes all elements of independence as set forth in the NYSE listing standards. The Director Independence Policy is appended to Ambac’s Corporate Governance Guidelines available at www.ambac.com. Under the Director Independence Policy, a director is not independent if he or she has a direct or indirect material relationship with Ambac. The Governance Committee annually determines which directors qualify as independent directors in accordance with the Director Independence Policy and NYSE guidelines. The Governance Committee considers all relevant facts and circumstances, including the director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Governance Committee may determine from time to time. Following such annual review, the Governance Committee reports its conclusions to the full Board, and only those directors whom the Board affirmatively determines to have no material relationship with Ambac and otherwise satisfy the Director Independence Policy are considered independent directors.

Based on the review and recommendation of the Governance Committee, the Board has determined that the following directors are independent within the meaning of Ambac’s Director Independence Policy: Jill M. Considine, Paul R. DeRosa, Philip N. Duff, Thomas C. Theobald, Laura S. Unger and Henry D.G. Wallace. The Board also determined that each of Diana Adams, Michael A. Callen and David W. Wallis has a material relationship with Ambac, because, in the case of Mr. Callen and Mr. Wallis, each was an employee of Ambac within the preceding three years (Mr. Callen served as Executive Chairman through January 31, 2011 and Mr. Wallis served as Ambac’s President and Chief Executive Officer through June 2011) and Diana Adams currently serves as Ambac’s President and Chief Executive Officer. Accordingly, Ms. Adams and Messrs. Callen and Wallis are deemed by the Board not to be independent under Ambac’s Director Independence Policy.

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

The Audit and Risk Assessment Committee	The Audit and Risk Assessment Committee (i) selects the independent auditors; (ii) approves the scope of the annual audit by the independent auditors and our internal auditors; (iii) reviews audit findings and accounting policies, including critical control policies; (iv) pre-approves all audit, audit-related and other services, if any, to be provided by the independent auditors; (v) assesses the adequacy of internal controls and risk management; (vi) reviews and approves Ambac’s financial disclosures; and (vii) oversees compliance with Ambac’s Code of Business Conduct.

Additionally, the Audit and Risk Assessment Committee reviews and monitors the adequacy of Ambac’s portfolio risk management, which includes reviewing its adversely classified credits and the sufficiency of its loss reserves. The Audit and Risk Assessment Committee also reviews compliance with risk management policies related to Ambac’s insured book of business and investment portfolios.

The Audit and Risk Assessment Committee also meets outside the presence of Ambac management, with both the independent auditors and the internal auditors. The Audit and Risk Assessment Committee’s Report for 2011 is printed below.

Item 10.	Directors and Executive Officers of the Registrant.

Four out of six of the members of the Audit and Risk Assessment Committee qualify as “audit committee financial experts” as such term is defined in the applicable SEC regulations. For a list of “audit committee financial experts,” please see the “Audit and Risk Assessment Committee Report” below.

The Board has adopted a written charter for the Audit and Risk Assessment Committee. A copy of the Audit and Risk Assessment Committee charter is available at our website: www.ambac.com. A copy of the Audit and Risk Assessment Committee charter is also available to stockholders free of charge on request to Ronit Fischer, our Corporate Secretary, at 212-658-7456 or rfischer@ambac.com.

The Audit and Risk Assessment Committee met nine times during 2011.

Messrs. DeRosa, Duff, Theobald and Wallace, Ms. Considine and Ms. Unger currently serve as members of the Audit and Risk Assessment Committee. Mr. Duff serves as Chair of the Audit and Risk Assessment Committee.

Item 10.	Directors and Executive Officers of the Registrant.

THE AUDIT AND RISK ASSESSMENT COMMITTEE REPORT

The Audit and Risk Assessment Committee of Ambac is responsible for providing independent, objective oversight of Ambac’s accounting functions and internal controls and risk management. The Audit and Risk Assessment Committee selects the independent auditors. The Audit and Risk Assessment Committee is currently composed of six independent directors, each of whom is independent as defined under the rules of the NYSE. In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, Ambac has identified the following four members of the Audit and Risk Assessment Committee as “audit committee financial experts:” Messrs. Duff, Theobald and Wallace and Ms. Considine.

The Audit and Risk Assessment Committee operates under a written charter adopted by the Board. A copy of the charter is available at Ambac’s website: www.ambac.com. The Audit and Risk Assessment Committee regularly reviews its charter to ensure that it is meeting all relevant Audit and Risk Assessment Committee policy requirements of the SEC and the NYSE.

Management is responsible for the preparation, presentation and integrity of Ambac’s financial statements, accounting and financial reporting principles and the establishment and effectiveness of internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for performing an independent audit of Ambac’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), expressing an opinion, based on their audit, as to whether the financial statements fairly present, in all material respects, the financial position, results of operations and cash flows of Ambac in conformity with generally accepted accounting principles. The Audit and Risk Assessment Committee’s responsibility is to monitor and oversee these processes. However, none of the members of the Audit and Risk Assessment Committee is professionally engaged in the practice of accounting or auditing nor are all of our members experts in those fields. The Audit and Risk Assessment Committee relies, without independent verification, upon the information provided to it and on the representations made by management and the independent auditors.

The Audit and Risk Assessment Committee held nine meetings during 2011. The meetings were designed, among other things, to facilitate and encourage communication among the Audit and Risk Assessment Committee, management, the internal auditors and Ambac’s independent auditors, KPMG LLP, an independent registered public accounting firm. The Audit and Risk Assessment Committee discussed with Ambac’s internal auditors and KPMG LLP the overall scope and plans for their respective audits. The Audit and Risk Assessment Committee met with the internal auditors and KPMG LLP, with and without management present, to discuss the results of their examinations and their evaluations of Ambac’s internal controls.

The Audit and Risk Assessment Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2011 with management, the internal auditors and KPMG LLP. The Audit and Risk Assessment Committee also discussed with management and KPMG LLP the process used to support certifications by Ambac’s Chief Executive Officer and Chief Financial Officer that are required by the SEC and the Sarbanes-Oxley Act of 2002 to accompany Ambac’s periodic filings with the SEC.

The Audit and Risk Assessment Committee also discussed with KPMG LLP matters required to be discussed with audit committees under auditing standards, including, among other things, matters related to the conduct of the audit of Ambac’s consolidated financial statements and the matters required to be discussed by Statement on Auditing Standards No. 114 (Communication with Audit Committees).

KPMG LLP also provided to us the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit and Risk Assessment Committee discussed with them their independence from Ambac. When determining KPMG LLP’s independence, the

Item 10.	Directors and Executive Officers of the Registrant.

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

Based upon the review and discussions referred to above, the Audit and Risk Assessment Committee recommended to the Board, and the Board has approved, that Ambac’s audited financial statements be included in Ambac’s Annual Report on SEC Form 10-K for the year ended December 31, 2011. The Audit and Risk Assessment Committee also selected KPMG LLP, an independent registered public accounting firm, as Ambac’s independent auditors for 2012.

The Audit and Risk Assessment Committee
Philip N. Duff, Chairman Jill M. Considine Paul R. DeRosa Thomas C. Theobald Laura S. Unger Henry D.G. Wallace

March 22, 2012

Item 10.	Directors and Executive Officers of the Registrant.

The Governance Committee	The Governance Committee is responsible for monitoring Ambac’s corporate governance policies and procedures and identifying, evaluating and recommending qualified candidates to the Board for election as directors. Through its monitoring of Ambac’s corporate governance policies and procedures, it is responsible for making recommendations concerning the size, structure and composition of the Board and committees, fees for the Board and criteria for retention of directors.

The Governance Committee reviews with the Board, on an annual basis, the appropriate skills and characteristics required of Board members in the context of the then-current composition of the Board. This assessment includes, in addition to the qualities of intellect, integrity and judgment, diversity, a strong understanding of finance and senior management experience.

The Governance Committee evaluates all nominees for director based on these criteria, including nominees recommended by stockholders. Under the Governance Committee’s charter, the Governance Committee has the sole authority to retain and terminate any search firm used to identify director candidates and to approve the fees and other retention terms for such firm.

The Board has adopted a written charter for the Governance Committee. A copy of the Governance Committee charter is available at our website: www.ambac.com. A copy of the Governance Committee charter is also available to stockholders free of charge on request to Ronit Fischer, our Corporate Secretary, at 212-658-7456 or rfischer@ambac.com.

The Governance Committee met four times during 2011.

Messrs. DeRosa Duff, Theobald and Wallace and Ms. Considine and Ms. Unger currently serve as members of the Governance Committee. Ms. Unger serves as Chair of the Governance Committee.

The Compensation Committee	The Compensation Committee oversees Ambac’s compensation and employee benefit plans and practices. As outlined in its charter, the Compensation Committee, among other things, (i) adopts and annually reviews the overall compensation philosophy and policy of Ambac; (ii) adopts and annually reviews a comprehensive statement of executive compensation philosophy, strategy and principles; (iii) selects the peer group of companies that is used in determining competitive compensation packages; (iv) evaluates the performance of our executive officers, including the Chief Executive Officer, and determines and approves the compensation of each of them; (v) reviews and evaluates succession planning for key senior management positions; (vi) reviews the performance standards for executive officers to be used in succession planning and in our compensation programs; (vii) evaluates existing and proposed employee benefit plans, including any employment, severance and perquisites arrangements for executive officers, and approves all substantive benefit plan changes; (viii) reviews and approves our incentive bonus pool for the year; and (ix) reviews our stock ownership guidelines. In addition, our Compensation Committee administers incentive compensation plan for executives, which includes our Equity Plan (and has the sole authority for awards made under the Equity Plan) and the Ambac 1997 Executive Incentive
Plan (the “EIP”). Since 2010, the Compensation Committee has not adopted any metrics under the EIP due to Ambac’s distressed state and followed by its bankruptcy filing.

Item 10.	Directors and Executive Officers of the Registrant.

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

Management also provides information and proposals for the Compensation Committee’s consideration. While the CEO and the Chief Administrative Officer attend Compensation Committee meetings regularly by invitation, the Compensation Committee is the final decision maker for the compensation of our named executive officers and other executive officers. The Compensation Committee also considers certain matters in executive sessions. The Compensation Committee’s Chair reports to the Board on actions taken at each meeting. The Compensation Committee has authority to retain, approve fees for and terminate independent advisors to assist in fulfilling its responsibilities.

The Board has adopted a written charter for the Compensation Committee. A copy of the charter is available at our website: www.ambac.com. A copy of the Compensation Committee charter is also available to stockholders free of charge on request to Ronit Fischer, our Corporate Secretary, at 212-658-7456 or rfischer@ambac.com.

The Compensation Committee met six times during 2011.

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

We reviewed copies of all reports furnished to us and obtained written representations from our insiders that all transactions have been reported to the Company. Based on this, we believe that all of our insiders complied with their filing requirements for 2011 except that (i) due to Mr. Wallis’ resignation as an executive officer his right to receive certain RSUs terminated and a Form 4 reflecting the forfeiture of 352,708 RSUs in July 2011 was not filed and (ii) an amendment to the Form 3 filed by Ms. Adams in 2008 should have been filed to reduce the number of shares beneficially owned by Mr. Adams from 20,199 shares to 18,781 shares.

Item 10.	Directors and Executive Officers of the Registrant.

CORPORATE GOVERNANCE

In General	Our Board of Directors has maintained corporate governance policies for many years. We have reviewed internally and with the Board the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the SEC regarding corporate governance policies and processes and are in compliance with the rules and listing standards. We have adopted charters for our Audit and Risk Assessment Committee, Governance Committee and Compensation Committee, consistent with the applicable rules and standards. Copies of the Corporate Governance Guidelines and the charters of the foregoing committees are available at our website: www.ambac.com. A copy of the Corporate Governance Guidelines is also available to stockholders free of charge on request to Ronit Fischer, our Corporate Secretary, at 212-658-7456 or rfischer@ambac.com.

Presiding Independent Director	On an annual basis, the non-employee directors will select a non-employee member of the Board to serve as the Presiding Director. The Presiding Director shall be independent as defined under the listing standards of the NYSE. During 2011, Mr. Wallace was the Presiding Director.

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

• Communicate to the CEO, the results of the Compensation Committee’s annual performance evaluation of the CEO;

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

Item 10.	Directors and Executive Officers of the Registrant.

• Perform such other duties as may reasonably be requested by the Board in furtherance of the Board’s duties and responsibilities.

Non-Employee Director Meetings	Pursuant to Ambac’s Corporate Governance Guidelines, the Board’s policy is to have non-employee directors meet after each regularly scheduled Board meeting to discuss, without the presence of management, those items presented at the previous Board and committee meetings. In addition, if any non-employee directors are not independent, then the independent directors shall schedule an independent director session at least once per year. The Presiding Director leads the non-employee board sessions and independent director sessions. The non-employee directors held five executive sessions in 2011, all of which were attended only by independent non-employee directors.

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

•   The following four out of six of our members of the Audit and Risk Assessment Committee qualify as “audit committee financial experts” as such term is defined in the applicable SEC regulations: Messrs. Duff, Theobald and Wallace and Ms. Considine.

•   Our Corporate Governance Guidelines provide that no director may serve on the board of more than three public companies, in addition to serving on the Ambac Board. The CEO of Ambac may not serve on the board of more than two public companies, in addition to serving on the Ambac Board.

•   Our Audit and Risk Assessment Committee hires, determines the compensation of, and decides the scope of services performed by, our independent auditors. It also has the authority to retain outside advisors.

• No member of the Audit and Risk Assessment Committee may serve on more than three public companies’ audit committees, including the Audit and Risk Assessment Committee of Ambac.

•   Our Compensation Committee has the authority to retain independent consultants, and, in fiscal 2011, engaged Johnson Associates, Inc. to assist it. It also evaluates the performance of the Chief Executive Officer and discusses the evaluation with all non-employee directors in executive session.

Item 10.	Directors and Executive Officers of the Registrant.

• Our Board policy opposes, and the Equity Plan prohibits, the re-pricing of our outstanding stock options. Further, the Board does not, and has not permitted, backdating of stock options.

•   Our Board has adopted a Code of Business Conduct applicable to all directors, officers and employees that sets forth basic principles to guide their day-to-day activities. The Code of Business Conduct addresses, among other things, conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of company assets (including computer and telecommunications resources), media contact and public discussion, compliance with laws and regulations (including insider trading laws) and reporting illegal or unethical behavior. A copy of the Code of Business Conduct is available at our website: www.ambac.com. A copy of the Code of Business Conduct is also available to stockholders free of charge on request to Ronit Fischer, our Corporate Secretary, at 212-658-7456 or rfischer@ambac.com.

The Executive Officers

Set forth below are biographies of Ambac’s executive officers as of March 15, 2012, except for Ms. Adam’s, Ambac’s President and Chief Executive Officer, whose biography is set forth above.

Stephen M. Ksenak Age 46	Mr. Ksenak has served as Senior Managing Director and General Counsel of Ambac and Ambac Assurance since July 2011. Mr. Ksenak has executive responsibility for managing Ambac’s legal affairs. From January 2010 to July 2011, Mr. Ksenak served as Managing Director and Assistant General Counsel of Ambac and Ambac Assurance. From January 2005 to January 2010, Mr. Ksenak served as First Vice President and Assistant General Counsel of Ambac and Ambac Assurance. Prior to joining Ambac as Vice President and Assistant General Counsel in 2002, Mr. Ksenak worked at the law firm of King & Spalding.

Robert B. Eisman Age 44

Senior Managing Director and Chief Accounting Officer

Mr. Eisman has served as the Chief Accounting Officer and a Senior Managing Director of Ambac and Ambac Assurance since January 2010. Mr. Eisman has executive responsibility for managing Ambac’s financial reporting in compliance with SEC and other legal and regulatory requirements and establishing Ambac’s GAAP and statutory accounting policies. Since August 2010, Mr. Eisman has served as a Director of Ambac Assurance UK Limited, Ambac’s international financial guaranty subsidiary. Mr. Eisman joined Ambac Assurance in 1995 from KPMG LLP where he was a Manager, responsible for providing audit services, primarily to its insurance clients.

David Trick Age 40

Senior Managing Director, Chief Financial Officer and Treasurer

Mr. Trick has served as Chief Financial Officer and a Senior Managing Director of Ambac and Ambac Assurance since January 2010. Mr. Trick has executive responsibility for managing Ambac’s financial affairs, as well as and including investment management, tax strategy, capital resources, operations, capital markets, conduits, liquidity, investor and rating agency relations and bank

Item 10.	Directors and Executive Officers of the Registrant.

relationships. In addition, since May 2006, he has served as Treasurer of Ambac and Ambac Assurance. Mr. Trick joined Ambac in 2005 from The Bank of New York Mellon, where he was a senior banker responsible for delivering strategic solutions to insurance industry clients, including those in the financial guaranty industry, with regards to a broad range of treasury, credit, and capital markets products.

Item 11.	Executive Compensation.

2011 Summary Compensation Table

The table below summarizes the total compensation paid or earned for the fiscal year ended December 31, 2011 by each of the below named executive officers (“NEOs”) of the Company comprised of the principal executive officer and the two most highly compensated executive officers plus the principal executive officer who left his employment before the end of such fiscal year.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	All Other Compensation(2) ($) (i)	Total ($) (j)
Diana N. Adams	2011	556,347	550,000	0	9,800	1,116,147
President and Chief Executive Officer	2010	584,135	350,500	0	9,800	944,435

David W. Wallis(1)	2011	639,423	115,000	0	53,729	808,152
President and Chief Executive Officer	2010	1,298,077	1,476,750	0	252,827	3,027,654

David Trick(3)	2011	600,000	400,000	0	9,800	1,009,800
Senior Managing Director, Chief Financial Officer and Treasurer	2010	567,308	391,250	4,069	9,800	972,427

Robert Eisman	2011	500,000	250,000	0	9,800	759,800
Senior Managing Director and Chief Accounting Officer	2010	500,000	198,750	4,183	9,800	712,733

(1)	The 2011 amount for Mr. Wallis reflects the retention payment he received in first quarter 2011. Mr. Wallis’s employment as an officer of the Company terminated effective July 6, 2011.
(2)	The 2011 amount for each includes $9,800 contributed by Ambac to our Savings Incentive Plan. The 2011 amount for Mr. Wallis also includes tax preparation costs of $10,275, which was paid in British Pounds and has been converted to US Dollars using the December 31, 2011 exchange rate of $1.5509 to £1, and payment for unused vacation days in the amount of $33,654.
(3)	The 2011 bonus amount for Mr. Trick represents his year-end bonus of $180,000 and $220,000 of quarterly retention payments received in 2011.

2011 Grants of Plan-Based Awards

There were no grants of plan-based awards made to any of the NEOs during 2011.

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

Item 11.	Executive Compensation.

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

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($)(5) (e)		Option Expiration Date (f)

Diana N. Adams	4,500	0	79.30	(1)	1/24/2012
	2,250	2,250	74.43	(2)	1/23/2013
	0	5,500	87.27	(3)	1/29/2014
	13,600	0	11.13	(4)	1/28/2015

David W. Wallis	9,000	0	79.30	(1)	1/24/2012
	4,500	0	74.43	(2)	7/06/2012
	33,000	0	11.13	(4)	7/06/2012

David Trick	1,250	1,250	74.43	(2)	1/23/2013
	0	3,000	87.27	(3)	1/29/2014
	11,250	0	11.13	(4)	1/28/2015

Robert Eisman	5,000	0	79.30	(1)	1/24/2012
	2,500	2,500	74.43	(2)	1/23/2013
	0	5,000	87.27	(3)	1/29/2014
	13,500	0	11.13	(4)	1/28/2015

(1)	The option vested on the sixth anniversary of the grant date, January 24, 2011.
(2)	The option vests in two equal installments. 50% vested when the market price of Ambac’s common stock met or exceeded $92.00 for 20 consecutive trading days on May 22, 2007 and 50% will vest when the market price of Ambac’s common stock meets or exceeds $107.00 for 20 consecutive trading days but in any event the option will become 100% vested no later than the sixth anniversary of the grant date, January 23, 2012.
(3)	The option vested on the fifth anniversary of the grant date, January 29, 2012.
(4)	The option vested in three equal installments on the first, second and third anniversaries of January 28, 2008, the date of grant.
(5)	The exercise price per share is the fair market value of Ambac’s common stock on the date of grant. For options awarded in 2006 and prior years, we determined the fair market value by calculating the average of the high and low price of Ambac’s common stock on the NYSE on the date of grant. For all grants awarded in 2007 and subsequent years, the fair market value was determined as the closing price of Ambac’s common stock. Generally, all of the NEOs’ stock options will expire seven years from the date of grant or earlier if employment terminates.

Item 11.	Executive Compensation.

Savings Plan

Currently, we maintain the Ambac Savings Incentive Plan (the “SIP”), a tax-qualified defined contribution program to provide retirement income to all eligible U.S. employees. All our NEO’s participated in the SIP in 2011. The SIP is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code, under which eligible employees may elect to contribute a portion of their salary to the SIP. Ambac makes a matching contribution equal to (i) $1.00 for every dollar contributed by the employee to a maximum of 3% of eligible base compensation for each payroll period and (ii) 50% of every dollar contributed, up to an additional 2% of eligible base compensation for each payroll period. Ambac also has a profit sharing plan. Commencing January 1, 2010, Ambac suspended profit sharing contributions.

Potential Payments upon Termination or Change in Control

Under our Severance Pay Plan, executive officers are eligible to participate only if they have been designated as eligible by the Board or the Compensation Committee. All of our NEOs, were eligible to participate in the Severance Pay Plan in 2011, except for David Trick, our Chief Executive Officer, who entered into a retention agreement with the Company dated as of January 24, 2011. Mr. Trick received four quarterly payments of $55,000 in 2011 pursuant to the terms of such agreement.

Under the Severance Pay Plan, the NEOs would receive severance equal to 12 months of base salary, plus 12 months of continued health coverage and outplacement services at a level and for a period determined by the NEO’s employer upon qualifying terminations of employment. The NEOs would generally receive the severance pay and benefits upon a termination by us or our affiliate without “Just Cause,” and other than a “Performance-Related Termination” or a termination due to the NEO’s death or disability. “Just Cause” means any act or omission by the executive resulting or intended to result in personal gain at the expense of us or any of our affiliates; the improper disclosure by the executive of proprietary or confidential information or trade secrets of us or any of our affiliates; or misconduct by the executive, including fraud, intentional violation of or negligent disregard for the rules and procedures of us or any of our affiliates, theft, violent acts or threats of violence, or possession of alcohol or controlled substances on our or any of our affiliates’ property. A “Performance-Related Termination” means the termination of employment as the result of the performance by the executive of his or her employment duties in a manner deemed by his or her employer, in its sole and absolute discretion, to be in any way unsatisfactory. Our NEOs are not entitled to any additional payments by reason of a change in control of Ambac.

In February 2012, Ambac Assurance Corporation (“Ambac Assurance”) entered into agreements (the “Employment Agreement(s)”) with Diana N. Adams, its Chief Executive Officer, David Trick, its Chief Financial Officer, and Robert Eisman, its Chief Accounting Officer which provide for, in the event of termination of her or his employment by Ambac Assurance prior to March 31, 2013 for any reason other than for cause, substantially similar benefits as each would have received under the Severance Pay Plan. The Employment Agreements provide for (a) termination payments in the amount of one year’s base salary ($750,000 for Ms. Adams, $600,000 for Mr. Trick and $500,000 for Mr. Eisman) and (b) reimbursement of the premiums paid by such executive officer for COBRA for 12 months in the event of such termination (“Termination Payment”), provided that such executive officer shall have executed a release in the form required by Ambac Assurance. If the employee is terminated for cause (as defined in the Employment Agreement) by Ambac Assurance or voluntarily terminates her or his employment for any reason, then no Termination Payment will be paid. In the event that Ms. Adams, Mr. Trick or Mr. Eisman wishes to voluntarily terminate her or his employment, thirty (30) days’ notice to Ambac Assurance is required. Ambac Financial Group, Inc. will pay its allocable portion of such amounts in accordance with Ambac’s procedures for allocating expenses. During the term of the New Agreements, Ms. Adams, Mr. Trick and Mr. Eisman are not eligible to participate in the Severance Pay Plan.

Item 11.	Executive Compensation.

Director Compensation

Director Compensation Table

The table below summarizes the total compensation earned or paid to each director for services as a director for the fiscal year ended December 31, 2011.

Name(1) (a)	Fees Earned or Paid in Cash ($)(2) (b)	All Other Compensation ($)(3) (g)	Total ($) (h)
Michael Callen	287,500	19,543	307,043
Jill M. Considine	176,000	0	176,000
Paul R. DeRosa	170,500	0	170,500
Philip N. Duff	200,500	21,320	221,820
Thomas C. Theobald	200,250	0	200,250
Laura S. Unger	192,750	21,320	214,070
Henry D.G. Wallace	219,416	0	219,416
David W. Wallis	72,500	0	72,500

(1)	At December 31, 2011, the aggregate number of RSUs held by each of our directors was as follows: Mr. Callen—12,184 RSUs; Ms. Considine—8,794 RSUs; Mr. DeRosa—0 RSUs; Mr. Duff—2,295 RSUs; Mr. Theobald—3,853 RSUs; Ms. Unger—76,063 RSUs and Mr. Wallace—1,425 RSUs. Of the RSUs held by our directors at December 31, 2011, the following RSUs were vested but deferred: Mr. Callen—9,889 RSUs; Ms. Considine—8,794 RSUs; Mr. DeRosa—0 RSUs; Mr. Theobald—3,853 RSUs; Ms. Unger—5,533 RSUs and Mr. Wallace—1,425 RSUs.

At December 31, 2011, Messrs. DeRosa and Wallace each held 224,638 Phantom Stock Units (“PSUs”) (and accrued dividends), and Ms. Considine held 72,464 PSU’s (and accrued dividends), which were granted at the May 2009 Annual Meeting of Stockholders and generally will vest on the date of the Annual Meeting held in the fifth calendar year following the date of grant.

(2)	This column reflects the annual retainer fee of $90,000 for each of our directors for the year ended December 31, 2011, except for Mr. Wallis and Mr. Callen, who received $45,000 and $82,500, respectively for their time as non-employee directors during 2011. Mr. Callen also received an annual retainer fee of $150,000 for serving as non-executive Chairman ($137,000 for 2011, as he did not serve in this capacity for all of 2011). In addition, Ambac paid a fee of (i) $1,500 for attendance at each committee or shareholders meeting and $2,500 for attendance at each Ambac or Ambac Assurance Board of Directors meeting; and, (ii) $20,000 for chairing the audit committee and $10,000 for chairing the governance committee and the compensation committee. Thus, in addition to the annual retainer fee described above, each director also received the following:

•

Michael A. Callen earned a fee of $137,500 for his role as Non-Executive Chairman of Ambac and Ambac Assurance. Mr. Callen also earned a total fee of $67,500 for his attendance at Board meetings held between February 1, 2011 and December 31, 2011.

•	Jill Considine earned a total fee of $86,000 for her attendance at committee and Board meetings held between January 1, 2011 and December 31, 2011.

•	Paul DeRosa earned $80,500 for his attendance at committee and Board meetings held between January 1, 2011 and December 31, 2011.

•

Philip Duff earned a fee of $20,000 for his role as Chairman of the Audit and Risk Assessment Committee. Mr. Duff also earned $90,500 for his attendance at committee and Board meetings held between January 1, 2011 and December 31, 2011.

•

Thomas Theobald earned $10,000 for his role as Chairman of the Compensation Committee. Mr. Theobald also earned $100,250 for his attendance at committee and Board meetings held between January 1, 2011 and December 31, 2011.

•

Laura Unger earned $10,000 for her role as Chairman of the Governance Committee. Ms. Unger also received $92,750 for her attendance at committee and Board meetings held between January 1, 2011 and December 31, 2011.

Item 11.	Executive Compensation.

•

Henry D. G. Wallace earned a fee of $29,166 for his role as Presiding Director. Mr. Wallace also received $100,250 for his attendance at committee and Board meetings held between January 1, 2011 and December 31, 2011.

•	David W. Wallis earned a fee of $27,500 for his attendance at Ambac’s Board meetings held between July 1, 2011 and December 31, 2011.

(3) The amounts shown include premiums that Ambac has paid in connection with the medical insurance that it provides to the following directors: Mr. Callen: $19,543, Mr. Duff: $21,320 and Ms. Unger $21,320.

Annual Cash Fee and Meeting Fees	Johnson Associates, the Board’s outside compensation consultant, recommended, and the Board adopted, the following compensation to the directors effective as of March 15, 2010: (i) an annual cash retainer of $90,000 per year; (ii) a fee of $2,500 for each meeting of the Ambac or Ambac
Assurance Board that a director attends; (iii) a fee of $1,500 for each meeting of a committee of the Ambac or Ambac Assurance Board that a director attends; (iv) a fee of $2,500 for any special meeting or annual meeting of stockholders that a director attends; and (v) no changes to the annual fees for a chairing a committee described below.

Presiding Director Fee	In light of the decision for Mr. Callen to serve as the Company’s Non-Executive Chairman effective February 1, 2011 and take on certain responsibilities of the Presiding Director, the Governance Committee decided to reduce the Presiding Director’s fee from $75,000 to $25,000, effective February 1, 2011, anticipating the time commitment of the Presiding Director to be significantly reduced from prior years.

Non-Executive Chairman Retainer Fee	Commencing February 1, 2011, our Non-Executive Chairman receives an annual fee of $150,000.

Fee for Chairing a Committee	We pay an additional annual fee of $10,000 to the non-employee director who chairs either the Governance Committee or the Compensation Committee and an annual fee of $20,000 to the non-employee director who chairs the Audit and Risk Assessment Committee.

Expenses and Benefits	Ambac reimburses all directors for travel and other related expenses incurred in attending stockholder, Board and committee meetings. Each non-employee director is permitted to enroll (without paying any premium) in the Ambac
Assurance Corporation medical and dental plan and receives a $50,000 term life insurance policy (without paying any premium).

Directors who are Ambac Employees	We do not compensate our employees or employees of our subsidiaries for service as a director, other than reimbursement for travel and related expenses.

Compensation Plans

Ambac has several compensation related plans for it non-employee directors, including the Ambac 1997 Non-employee Directors Equity Plan, the Ambac Deferred Compensation Plan for Outside Directors and the Ambac Deferred Compensation SubPlan of the 1997 Equity Plan (the “SubPlan”). In 2008, Ambac suspended the SubPlan. Upon recommendation of the Compensation Committee, in March 2010 the Board discontinued all awards under the Ambac 1997 Non-employee Directors Equity Plan and in December 2010 the Board suspended any future deferrals under the Deferred Compensation Plan for Outside Directors.

Under the Deferred Compensation Plan non-employee directors could have elected to defer all or part of their director compensation that is paid in cash. At the director’s election, we credited deferrals to a bookkeeping account that we maintain on the director’s behalf either as a cash credit or as PSUs based on the market value of Ambac’s common stock (which we credit with quarterly dividend equivalents in additional PSUs) or as performance units measured by the performance of those mutual funds the director selects out of a limited group of funds.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

5% Stockholders

There are no persons we know to be direct or indirect owners of at least 5% of Ambac common stock as of December 31, 2011.

Director and Executive Officer Stock Ownership

The following table shows the Ambac common stock owned directly or indirectly by Ambac’s directors, director nominees and named executive officers as of March 15, 2012. No director or executive officer beneficially owns 1% or more of the shares of Ambac common stock. All directors, director nominees and executive officers as a group beneficially own less than 1% of the shares of Ambac common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class
Non-Employee Directors
Michael A. Callen(2)	55,132		*
Jill M. Considine(2)	57,645		*
Paul R. DeRosa	78,488		*
Philip N. Duff	36,531		*
Thomas C. Theobald(2)	41,207		*
Laura S. Unger(2)	40,044		*
Henry D.G. Wallace(2)	2,524		*
David W. Wallis	40,751		*

Named Executive Officers
Diana N. Adams(2)	31,672		*
Robert B. Eisman	67,821		*
David Trick	17,248		*
All executive officers and directors as a group (12 persons)(3)	493,684

*	Less than 1%

(1)	The number of shares reflected for each director and NEO includes shares that may be acquired upon exercise of stock options that were exercisable as of March 15, 2012 or that will become exercisable within 60 days after March 15, 2012. These shares are shown in the following table:

Name	Number of Shares
Ms. Adams	23,600
Mr. Eisman	23,500
Mr. Trick	16,750
Mr. Wallis	37,500

The number of shares reflected for each of Mr. Callen and Mr. Duff includes 2,295 RSU’s that will vest on May 8, 2012.

(2)	The number of shares reflected for (i) Mr. Callen and Ms. Adams includes vested RSUs awarded under our equity plans and (ii) Messrs. Theobald and Wallace, Ms. Considine and Ms. Unger include RSUs awarded under the Directors Equity Plan. These RSUs are shown in the following table:

Name	Number of Vested RSUs
Ms. Adams	2,806
Mr. Callen	9,889
Ms. Considine	8,796
Mr. Theobald	3,853
Ms. Unger	5,533
Mr. Wallace	1,425

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(3)	We have included only Ambac’s current non-employee directors and executive officers who are as follows: Directors: Messrs. Callen, DeRosa, Duff, Theobald, Wallace and Wallis and Mses. Considine and Unger; and Executive Officers: Messrs. Ksenak, Eisman and Trick and Ms. Adams.

Item 13.	Certain Relationships and Related Transactions.

We have a written conflict of interest policy that is administered by the Governance Committee. All executive officers and directors are subject to the policy, which is designed to cover related persons transactions with executive officers, directors and their immediate family members. We require our executive officers and directors to notify Ambac as soon as reasonably practicable about any potential related person transaction. Prior to entering into any related person transaction, the transaction is submitted to the Governance Committee for consideration at its next committee meeting. The Governance Committee will consider all of the relevant facts and circumstances available to the committee and, based on such review, determine whether to approve such transaction. There were no related person transactions in the year ended December 31, 2011.

Item 14.	Principal Accountant Fees and Services.

The work performed by KPMG LLP during 2011 and the related fees are set forth below.

Audit and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Ambac’s annual financial statements for the years ended December 31, 2011 and December 31, 2010, and fees billed for other services rendered by KPMG LLP during those periods. All of the fees for fiscal years 2011 and 2010 presented below were approved by Ambac’s Audit and Risk Assessment Committee. All such services were pre-approved by the Committee in accordance with the pre-approval policy.

Audit Related Expenses	2011	2010
Audit Fees(1)	$2,489,805	$2,863,852
Audit Related Fees(2)	308,000	311,960
Tax Fees(3)	625,471	298,347
All Other Fees(4)	0	0

Total	$3,423,276	$3,474,159

(1)	Audit fees consisted of audit work performed in connection with the annual and quarterly financial statements, the audit of internal control over financial reporting (2010 only) as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and comfort letters and attest services.
(2)	Audit related fees are for services traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, agreed upon procedures and certain consultation regarding financial accounting and/or reporting standards. In 2011, these fees consisted principally of audits of employee benefit plans and certain accounting consultations.
(3)	Tax fees consist principally of tax compliance services and tax advice to Ambac and its UK insurance subsidiaries.
(4)	Other fees are those associated with services not captured in the other categories. Ambac generally does not request such services from the independent auditor.

Item 14.	Principal Accountant Fees and Services.

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

Prior to engagement of the independent auditor for the next year’s audit, management and/or the independent auditors will submit an aggregate of services expected to be rendered during that year for each of the categories of services to the Audit and Risk Assessment Committee for approval.

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

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this report:

1.	Financial Statements

The consolidated financial statements included in Item 8 above are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Schedule I—Summary of Investments Other Than Investments in Related Parties	235

Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	236-242

Schedule IV—Reinsurance	243

3.	Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description

3.01	Conformed Amended and Restated Certificate of Incorporation of Ambac Financial Group filed with the Secretary of State of the State of Delaware on July 11, 1997. (Filed as Exhibit 4.05 to Ambac Financial Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.)

3.02	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the Ambac Financial Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.)

3.03	Conformed Copy of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 28, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

3.04	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of Delaware on June 20, 2008 (Filed as Exhibit 4.04 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479.)

3.05	By-laws of Ambac Financial Group, as amended through October 21, 2008 (filed as Exhibit 3.04 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed October 27, 2008 and incorporated herein by reference.)

3.06	Certificate of Designations of Series A Mandatory Convertible Participating Preferred Stock of Ambac Financial Group, Inc. (Filed as Exhibit 3.5 to Ambac Financial Group, Inc.’s Form 8-A/A relating to the Corporate Units dated March 12, 2008 and incorporated herein by reference.)

4.01	Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.02	Indenture, dated as of August 1, 1991, between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to The Chase Manhattan Bank (National Association)). (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

4.03	Indenture dated as of August 24, 2001 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to the Chase Manhattan Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

4.04	Indenture dated as of April 22, 2003 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to JP Morgan Chase Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-104758) and incorporated herein by reference.)

4.05	Indenture dated as of February 15, 2006 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group Inc.’s Shelf Registration on Form S-3 dated February 16, 2006 and incorporated herein by reference.)

Exhibit Number	Description

4.06	Junior Subordinated Indenture dated as of February 12, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.11 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.07	First Supplemental Indenture dated as of February 7, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 1.01 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.08	Supplemental Indenture, dated as of March 12, 2008, by and between Ambac Financial Group, Inc. and The Bank of New York, as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.09	Remarketing Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, UBS Securities LLC and The Bank of New York, as purchase contract agent and attorney-in-fact of the holders of purchase contracts. (Filed as Exhibit 4.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.10	Purchase Contract Agreement, dated as of March 12, 2008, by and between Ambac Financial Group, Inc., and The Bank of New York, as purchase contract agent. (Filed as Exhibit 4.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.11	Pledge Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., The Bank of New York, as collateral agent, custodial agent and securities intermediary, and The Bank of New York, as purchase contract agent. (Filed as Exhibit 4.4 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.12	Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

4.13	Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit 4.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.14	Form of 5.95% Debenture due February 28, 2103 (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 26, 2003 and incorporated herein by reference.)

4.15	Form of 5.875% Debentures due March 24, 2103. (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated March 26, 2003 and incorporated herein by reference)

4.16	Form of 5.95% Debentures due December 5, 2035. (Filed as Exhibit 4.13 to Ambac Financial Group, Inc.’s Current Report on From 8-K dated November 29, 2005 and incorporated herein by reference.)

4.17	Form of 6.15% Directly Issued Subordinated Capital Securities due February 7, 2087. (Filed as Exhibit 4.13 to Ambac Financial Group Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.18	Replacement Capital Covenant dated as of February 12, 2007 by Ambac Financial Group, Inc. and in favor of and for the benefit of each Covered Debt Holder. (Filed as Exhibit 4.14 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

Exhibit Number	Description

4.19	Tax Benefit Preservation Plan, dated as of February 2, 2010, between Ambac Financial Group, Inc. and Mellon Investor Services LLC, as Rights Agent. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed February 3, 2010 and incorporated herein by reference.)

10.01	Agreement dated as of December 31, 2009 by and between Ambac Financial Group, Inc. and Robert Shoback. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.02	Agreement dated as of March 5, 2010 by and between Ambac Financial Group, Inc. and Sean Leonard. (Filed as Exhibit 10.03 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.03	Employment Agreement dated as of June 24, 2009 between ABK Investment Advisors, Inc. (now known as RangeMark Investment Management, Inc.) and Robert S. Smith. (Filed as Exhibit 10.20 to Ambac Financial Group Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2009 and incorporated herein by reference.)

10.04	Directors’ Compensation Table (effective as of February 1, 2011).

10.05	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of June 3, 2008. (Filed as Exhibit 4.07 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479) and incorporated herein by reference.)

10.06	Form of Restricted Stock Unit Award. (Filed as Exhibit 10.05 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

10.07	Form of Stock Option Award. (Filed as Exhibit 10.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

10.08	Form of Notice of Award of Directors’ Phantom Stock Units. (Filed as Exhibit 10.07 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.09	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (As amended through January 27, 2009.) (Filed as Exhibit 10.08 to Ambac Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.10	Form of Notice of Award of Directors’ Five Year Restricted Stock Units. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.11	Form of Notice of Award of Directors’ Annual Stock Units. (Filed as Exhibit 10.13 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.12	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 30, 2007. (Filed as Exhibit 10.43 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)

10.13	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through December 22, 2010 (Filed as Exhibit 10.13 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.14	Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999. (Filed as Exhibit 10.47 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.)

Exhibit Number	Description

10.15	Form of Amended and Restated Management Retention Agreement for Executive Officers. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.)

10.16	Form of Retention Agreement (Filed as Exhibit 10.17 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.17	Ambac Financial Group, Inc Severance Pay Plan (Applicable to termination on or after January 1, 2010) (Filed as Exhibit 10.26 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.18	Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

10.19	Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.20	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.21	Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guarantee Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

10.22	Management Services Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation. (Filed as Exhibit 10.22 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.23	Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation. (Filed as Exhibit 10.23 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.24	Aggregate Excess of Loss Reinsurance Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation. (Filed as Exhibit 10.24 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.25	Secured Note, dated as of March 24, 2010, from Ambac Assurance Corporation to the Segregated Account of Ambac Assurance Corporation. (Filed as Exhibit 10.25 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.26	Tax Sharing agreement, dated as of July 18, 1991 by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

Exhibit Number	Description

10.27	Amendment No. 1 to Tax Sharing Agreement, dated as of October 1, 1997, by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

10.28	Amendment No. 2 to Tax Sharing Agreement, dated as of November 19, 2009, by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.4 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

10.29	Amendment No. 3 to Tax Sharing Agreement, dated as of June 7, 2010, by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.4 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference.)

10.30	Settlement Agreement, dated as of June 30, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products LLC, Ambac Financial Group, Inc. and the parties listed on Schedule A thereto (Filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.)

10.31	Form of Commutation Agreement. (Filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference.)

10.32	Fiscal Agency Agreement, dated as of June 7, 2010, by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent. (Filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference.)

10.33	Settlement, Discontinuance and Release Agreement, dated as of March 1, 2011, by and among One State Street, LLC, Ambac Financial Group, Inc., Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation. (Filed as Exhibit 10.33 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.34	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation. (Filed as Exhibit 10.34 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.35	Mediation Agreement dated September 21, 2011 among Ambac Financial Group, Inc., Ambac Assurance Corporation, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), the Segregated Account of Ambac Assurance Corporation, the Rehabilitator of the Segregated Account, and OCI (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference).

10.36	Form of Amendment No. 1 to Cooperation Agreement between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference).

10.37	Form of Expense Sharing and Cost Allocation Agreement among Ambac Assurance Corporation, Ambac Financial Group, Inc. and their respective subsidiaries and affiliates filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference).

10.38	Amendment No. 3 to Tax Sharing Agreement, dated as of June 7, 2010, among Ambac Financial Group, Inc. and certain of its affiliates (filed as Exhibit 10.4 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference).

10.39+	Form of Amended and Restated Tax Sharing Agreement among Ambac Financial Group, Inc. and certain of its affiliates.

Exhibit Number	Description

10.40+	Employment Agreement between Ambac Assurance Corporation and Diana Adams dated as of February 27, 2012.

10.41+	Employment Agreement between Ambac Assurance Corporation and David Trick dated as of February 24, 2012.

10.42+	Employment Agreement between Ambac Assurance Corporation and Robert Eisman dated as of February 24, 2012.

21.01+	List of Subsidiaries of Ambac Financial Group, Inc.

23.01+	Consent of Independent Registered Public Accounting Firm.

24.01+	Power of Attorney for officers and directors of Ambac Financial Group, Inc. (included on the signature page of this report.)

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Plan of Operation of the Segregated Account of Ambac Assurance Corporation (Filed as Exhibit 99.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

99.2	Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation. Filed as Exhibit 99.2 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

99.3	Interim order pursuant to Sections 105(a), 362, and 541 of the bankruptcy code establishing procedures for certain transfers of equity interests in and claims against the debtor and scheduling a final hearing. (Filed as Exhibit 99.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.)

99.4	Interim order pursuant to Sections 105(a), 362, 363, and 364 of the bankruptcy code and bankruptcy rules 6003 and 6004 (i) authorizing debtor to continue using existing cash management system and bank accounts and honor related prepetition obligations, (ii) extending debtor’s time to comply with section 345(b) of the bankruptcy code, and (iii) scheduling a final hearing. (Filed as Exhibit 99.2 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed herewith.
++	Furnished herewith.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

SCHEDULE I - SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

December 31, 2011

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet
U.S. government obligations	$367,118	$372,364	$372,364
U.S. agency obligations	80,960	86,871	86,871
Municipal obligations	1,858,493	2,002,999	2,002,999
Residential mortgage-backed securities	1,122,074	1,415,245	1,415,245
Collateralized debt obligations	48,686	46,237	46,237
Other asset-backed securities	953,944	947,808	947,808
Corporate obligations	1,087,629	1,127,500	1,127,500
Foreign obligations	89,951	94,795	94,795
Short-term	783,015	783,071	783,071
Other	100	100	100

Total	$6,391,970	$6,876,990	$6,876,990

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2011 and 2010

(Dollar Amounts in Thousands Except Share Data)

	2011	2010
ASSETS
Assets:
Short-term investments, at cost (approximates fair value)	$34,899	$63,417
Cash	496	74
Restricted cash	2,500	2,500
Investments in non-debtor subsidiaries	(2,132,119)	(378,566)
Other assets	6,481	10,522

Total assets	$(2,087,743)	$(302,053)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Liabilities subject to compromise	$1,707,456	$1,696,888
Current taxes	1,900	—
Accounts payable and other liabilities	15,876	9,595

Total liabilities	1,725,232	1,706,483

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; authorized shares—650,000,000 at December 31, 2011 and 2010; issued and outstanding shares—308,016,764 at December 31, 2011 and 2010	3,080	3,080
Additional paid-in capital	2,172,027	2,187,485
Accumulated other comprehensive income	463,259	291,774
Accumulated deficit	(6,039,922)	(4,042,335)
Common stock held in treasury at cost, 5,587,953 shares at December 31, 2011 and 5,893,054 shares at December 31, 2010	(411,419)	(448,540)

Total stockholders’ deficit	(3,812,975)	(2,008,536)

Total liabilities and stockholders’ deficit	$(2,087,743)	$(302,053)

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Operations

For the Years Ended December 31, 2011 and 2010

(Dollar Amounts in Thousands)

	2011	2010
Revenues:
Dividend income	$—	$2,013
Interest and other income	7,669	404
Net realized gains	—	10,172

Total revenues	7,669	12,589

Expenses:
Interest expense	—	102,280
Operating expenses	5,023	33,723

Total expenses	5,023	136,003

Loss before reorganization items, income taxes and equity in undistributed net loss of non-debtor subsidiaries	2,646	(123,414)
Reorganization items	49,861	31,980

Loss before income taxes and equity in undistributed net loss of non-debtor subsidiaries	(47,215)	(155,394)
Federal income tax expense (benefit)	3,900	(118,831)

Net loss before equity in undistributed net loss of non-debtor subsidiaries	(51,115)	(36,563)
Equity in undistributed net loss of non-debtor subsidiaries	(1,909,316)	(716,636)

Net loss	$(1,960,431)	$(753,199)

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

(Dollar Amounts in Thousands)

	Total		Ambac Financial Group, Inc.
		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2010	($2,287,785)	$—	($3,878,015)	($24,827)	$—	$2,944	$2,172,656	($560,543)
Comprehensive loss:
Net loss	(753,199)	(753,199)	(753,199)
Other comprehensive loss:
Unrealized gains on performing securities, net of deferred income taxes of $10,495(1)	332,251	332,251		332,251
Gain on derivative hedges, net of deferred income taxes of $755	1,403	1,403		1,403
Gain on foreign currency translation, net of deferred income taxes of $1,528	(18,336)	(18,336)		(18,336)
Amortization of post retirement benefits, net of deferred income taxes of $0	(1,721)	(1,721)		(1,721)

Other comprehensive gain	313,597	313,597

Total comprehensive loss	(439,602)	(439,602)

Adjustment to initially apply new consolidation accounting guidance for VIEs	705,046		702,042	3,004
Dividends declared—subsidiary shares to noncontrolling interest	(817)		(817)
Issuance of stock	9,618					136	9,482
Stock-based compensation	(106,999)		(112,346)				5,347
Cost of shares acquired	(342)							(342)
Shares issued under equity plans	112,345							112,345

Balance at December 31, 2010	($2,008,536)		($4,042,335)	$291,774	$—	$3,080	$2,187,485	($448,540)

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

(Dollar Amounts in Thousands)

	Total		Ambac Financial Group, Inc.
		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2011	($2,008,536)	$—	($4,042,335)	$291,774	$—	$3,080	$2,187,485	($448,540)
Comprehensive loss:
Net loss	(1,960,431)	(1,960,431)	(1,960,431)
Other comprehensive loss:
Unrealized gains on performing securities, net of deferred income taxes of $0(1)	169,251	169,251		169,251
Gain on foreign currency translation, net of deferred income taxes of $0	1,481	1,481		1,481
Amortization of post retirement benefits, net of deferred income taxes of $0	753	753		753

Other comprehensive gain	171,485	171,485

Total comprehensive loss	(1,788,946)	(1,788,946)

Stock-based compensation	(52,614)		(37,156)				(15,458)
Cost of shares acquired	(35)							(35)
Shares issued under equity plans	37,156							37,156

Balance at December 31, 2011	($3,812,975)		($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)

(1)	Disclosure of reclassification amount:

	2011	2010
Unrealized holding gains arising during period	$120,637	$397,082
Less: reclassification adjustment for net gains	(48,614)	64,831

Net unrealized gains on securities	$169,251	$332,251

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

(Dollar Amounts in Thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,960,431)	$(753,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed net loss of non-debtor subsidiaries	1,909,316	716,636
Reorganization items	49,861	31,980
Restricted cash	—	2,500
Net realized gains	—	(10,172)
Increase in current income taxes payable/receivable	1,900	29,268
Decrease in deferred income taxes payable/receivable	—	(147,047)
Decrease / (Increase) in other assets	4,041	(2,755)
Other, net	(32,783)	22,782

Net cash used in operating activities	(28,096)	(110,007)

Cash flows from investing activities:
Proceeds from matured bonds	—	1,985
Change in short-term investments	28,518	70,909
Return of capital and dividends from non-debtor subsidiary	—	36,500
Other, net	—	521

Net cash provided by investing activities	28,518	109,915

Net cash flow	422	(92)
Cash at January 1	74	166

Cash at December 31	$496	$74

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense on debt	$—	$61,568
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$31,253	$—

Supplemental disclosure of noncash financing activities:
In 2010, the company issued common stock upon the extinguishment of $20,311 in long-term debt.

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

On November 8, 2010 (the “Petition Date”), Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company, as debtor and debtor-in-possession, filed a Plan of Reorganization on July 6, 2011, a First Amended Plan of Reorganization on September 21, 2011, a Second Amended Plan of Reorganization on September 30, 2011, a Third Amended Plan of Reorganization on February 24, 2012, a Fourth Amended Plan of Reorganization on March 9, 2012, and a Fifth Amended Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be further amended, the “Reorganization Plan”). The Reorganization Plan also reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance Corporation (“Ambac Assurance” or “AAC”), the Segregated Account of Ambac Assurance Corporation and the Wisconsin Office of the Commissioner of Insurance (as regulator of Ambac Assurance and as Rehabilitator of the Segregated Account) related to (i) the U.S. federal net operating loss carryforwards of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member, (ii) certain tax refunds received in respect thereof and (iii) the sharing of expenses between the Company and Ambac Assurance. The terms of the Amended Plan Settlement are memorialized in that certain Mediation Agreement dated September 21, 2011 among such parties.

Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852 “Reorganizations”. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. In accordance with ASC Topic 852, debt discounts or premiums as well as debt issuance costs should be viewed as valuation adjustments of the related debt. When the debt has become an allowed claim and the allowed claim differs from the carrying amount of the debt, the recorded amount should be adjusted to the expected amount of the allowable claim. We have reduced to zero the book value of premiums and discounts as well as debt issuance cost associated with unsecured debts that are subject to compromise in 2010. See below for Reorganization Items. For the purpose of presenting an entity’s financial condition during a Chapter 11 reorganization, the financial statements for periods including and after filing the Chapter 11 petition shall distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

All of the Debtor’s pre-petition debt is now in default due to the bankruptcy filing. As described below, the accompanying financial statements present the Debtor’s pre-petition debt within Liabilities subject to compromise. In accordance with ASC Topic 852, following the Petition Date, we discontinued recording interest expense on debt classified as Liabilities subject to compromise, which amounted to $126,524 in 2011 and $16,431 in 2010. The stated contractual interest on debt classified as Liabilities subject to compromise amounted to $110,093 and $113,552 for the years ended December 31, 2011 and 2010, respectively.

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

Liabilities Subject to Compromise

As required by ASC Topic 852, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the bankruptcy. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases and orders of the Bankruptcy Court. The Liabilities subject to compromise in the Condensed Balance Sheets consists of the following at December 31, 2011 and 2010:

	2011	2010
Accrued interest payable	$68,123	$68,091
Accounts payable	17,109	4,951
Senior unsecured notes	1,222,189	1,222,189
Directly-issued Subordinated capital securities	400,000	400,000
Payable to non-debtor subsidiaries	35	1,657

Debtor’s Liabilities subject to compromise	$1,707,456	$1,696,888

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The debt valuation adjustments represent one-time charges. The reorganization items in the Condensed Statements of Operations for years ended December 31, 2011 and 2010 consisted of the following items:

	2011	2010
U.S. Trustee fees	$44	$—
Professional fees	35,778	5,536
Office lease settlement	14,007	—
Debt valuation adjustments	32	26,444

Total reorganization items	$49,861	$31,980

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

SCHEDULE IV - REINSURANCE

December 31, 2011 and 2010

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2010	($476,270)	$110,363	$178	($365,729)	n.m.
Year ended December 31, 2011	($171,283)	$20,835	($7,670)	($158,118)	n.m.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated: March 22, 2012	By:	/S/ DAVID TRICK
	Name:	David Trick
	Title:	Senior Managing Director, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints each of Stephen Ksenak and Ronit Fischer, as his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the year ended December 31, 2011 to be filed with the Securities and Exchange Commission and any and all amendments thereto, and any and all instruments and documents filed as a part of or in connection with said Form 10-K or amendments thereto, and does hereby grant unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DIANA N. ADAMS	President and Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2012

/s/ DAVID WALLIS	Director	March 22, 2012

/S/ MICHAEL A. CALLEN	Director	March 22, 2012

/S/ DAVID TRICK	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	March 22, 2012

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2012

/S/ JILL M. CONSIDINE	Director	March 22, 2012

/S/ PAUL DEROSA	Director	March 22, 2012

Signature	Title	Date

/S/ PHILIP N. DUFF	Director	March 22, 2012

/S/ THOMAS C. THEOBALD	Director	March 22, 2012

/S/ LAURA S. UNGER	Director	March 22, 2012

/S/ HENRY D.G. WALLACE	Director	March 22, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

10.39	Form of Amended and Restated Tax Sharing Agreement among Ambac Financial Group, Inc. and certain of its affiliates.

10.40	Employment Agreement between Ambac Assurance Corporation and Diana Adams dated as of February 27, 2012.

10.41	Employment Agreement between Ambac Assurance Corporation and David Trick dated as of February 24, 2012.

10.42	Employment Agreement between Ambac Assurance Corporation and Robert Eisman dated as of February 24, 2012.

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.