Form 10-Q
period 2012-03-31
AMBAC FINANCIAL GROUP INC
filed 2012-05-10
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 4, 2012, 302,431,515 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Part I Financial Information

Item 1.	Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Balance Sheets

(Dollars in Thousands, Except per Share Data)	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,296,055 in 2012 and $5,346,897 in 2011)	$5,763,133	$5,830,289
Fixed income securities pledged as collateral, at fair value (amortized cost of $286,846 in 2012 and $261,958 in 2011)	287,762	263,530
Short-term investments (amortized cost of $893,649 in 2012 and $783,015 in 2011)	893,822	783,071
Other (approximates fair value)	100	100

Total investments	6,944,817	6,876,990
Cash	39,931	15,999
Restricted cash	2,500	2,500
Receivable for securities	108,185	38,164
Investment income due and accrued	39,831	45,328
Premium receivables	1,917,536	2,028,479
Reinsurance recoverable on paid and unpaid losses	170,799	159,902
Deferred ceded premium	202,226	221,303
Subrogation recoverable	519,404	659,810
Deferred acquisition costs	219,001	223,510
Loans	19,243	18,996
Derivative assets	272,658	175,207
Other assets	58,875	104,300
Variable interest entity assets:
Fixed income securities, at fair value	2,184,665	2,199,338
Restricted cash	2,297	2,140
Investment income due and accrued	1,215	4,032
Loans (includes $14,460,077 and $14,126,994 at fair value)	14,661,522	14,329,515
Other assets	8,179	8,182

Total assets	$27,372,884	$27,113,695

Liabilities and Stockholders’ Equity:
Liabilities:
Liabilities subject to compromise	$1,707,417	$1,707,421
Unearned premiums	3,291,152	3,457,157
Losses and loss expense reserve	6,924,346	7,044,070
Ceded premiums payable	99,643	115,555
Obligations under investment agreements	523,831	523,046
Obligations under investment repurchase agreements	23,500	23,500
Current taxes	97,449	95,709
Long-term debt	227,189	223,601
Accrued interest payable	196,853	170,169
Derivative liabilities	387,476	414,508
Other liabilities	97,144	107,441
Payable for securities purchased	37,856	1,665
Variable interest entity liabilities:
Accrued interest payable	890	3,490
Long-term debt (includes $14,426,274 and $14,039,450 at fair value)	14,666,921	14,288,540
Derivative liabilities	2,004,544	2,087,052
Other liabilities	315	304

Total liabilities	30,286,526	30,263,228

Stockholders’ deficit:
Preferred stock	—	—
Common stock	3,080	3,080
Additional paid-in capital	2,172,027	2,172,027
Accumulated other comprehensive income	445,797	463,259
Accumulated deficit	(5,786,940)	(6,039,922)
Common stock held in treasury at cost	(411,081)	(411,419)

Total Ambac Financial Group, Inc. stockholders’ deficit	(3,577,117)	(3,812,975)
Noncontrolling interest	663,475	663,442

Total stockholders’ deficit	(2,913,642)	(3,149,533)

Total liabilities and stockholders’ deficit	$27,372,884	$27,113,695

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Total Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Share Data)	2012	2011
Revenues:
Net premiums earned	$94,950	$91,799
Net investment income	112,117	76,468
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(4,311)	(1,713)
Portion of loss recognized in other comprehensive income	1,240	—

Net other-than-temporary impairment losses recognized in earnings	(3,071)	(1,713)
Net realized investment gains	392	2,450
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	3,254	5,323
Unrealized losses	(10,476)	(14,226)

Net change in fair value of credit derivatives	(7,222)	(8,903)
Derivative products	46,957	21,004
Other income	64,793	28,303
Income (loss) on variable interest entities	15,220	(6,125)

Total revenues before expenses and reorganization items	324,136	203,283

Expenses:
Losses and loss expenses	(2,320)	919,647
Underwriting and operating expenses	36,534	45,467
Interest expense	33,839	30,260

Total expenses before reorganization items	68,053	995,374

Pre-tax gain (loss) from continuing operations before reorganization items	256,083	(792,091)
Reorganization items	2,461	24,805

Pre-tax gain (loss) from continuing operations	253,622	(816,896)
Provision for income taxes	300	2,350

Net income (loss)	$253,322	($819,246)
Less: net gain attributable to the noncontrolling interest	2	33

Net income (loss) attributable to common shareholders.	$253,320	($819,279)

Other comprehensive income (loss), after tax:
Net income (loss)	$253,322	($819,246)

Unrealized (losses) gains on securities, net of deferred income taxes of $0	(20,904)	75,425
Less: reclassification adjustment for net (loss) gain included in net income (loss)	(4,052)	1,015
Gain on foreign currency translation, net of deferred income taxes of $0	3,213	4,384
Amortization of postretirement benefit, net of tax	(3,792)	711

Total other comprehensive (loss) income, net of tax	(17,431)	79,505

Total comprehensive income (loss)	235,891	(739,741)
Less: comprehensive income (loss) attributable to the noncontrolling interest:
Net income	2	33
Currency translation adjustments	31	44

Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	235,858	(739,818)

Net income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders	$0.84	($2.71)

Net income (loss) per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$0.84	($2.71)

Weighted-average number of common shares outstanding:
Basic	302,466,328	302,355,243
Diluted	302,580,597	302,355,243

See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2012	($3,149,533)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)	$663,442
Net income	253,322	253,320						2
Other comprehensive loss, net of tax	(17,431)		(17,462)					31
Stock-based compensation	(338)	(338)
Shares issued under equity plans	338						338

Balance at March 31, 2012	($2,913,642)	($5,786,940)	$445,797	$—	$3,080	$2,172,027	($411,081)	$663,475

Balance at January 1, 2011	$(1,354,228)	($4,042,335)	$291,774	$—	$3,080	$2,187,485	($448,540)	$654,308
Net loss	(819,246)	(819,279)						33
Other comprehensive loss, net of tax	79,505		79,461					44
Stock-based compensation	(37,049)	(37,157)				108
Cost of shares acquired	(35)						(35)
Shares issued under equity plans	37,156						37,156

Balance at March 31, 2011	($2,093,897)	($4,898,771)	$371,325	$—	$3,080	$2,187,593	($411,419)	$654,385

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Cash Flows (Unaudited)

	(182,008)	(182,008)
	Three Months Ended March 31,
	2012	2011
(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$253,320	($819,279)
Noncontrolling interest in subsidiaries’ earnings	2	33

Net income (loss)	$253,322	($819,246)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	820	780
Amortization of bond premium and discount	(64,542)	(35,439)
Reorganization items	2,461	24,805
Share-based compensation	—	108
Current income taxes	300	2,350
Deferred acquisition costs	4,509	2,903
Unearned premiums, net	(146,928)	(171,593)
Losses and loss expenses, net	9,785	921,429
Ceded premiums payable	(15,912)	(7,202)
Investment income due and accrued	5,497	5,351
Premium receivables	110,943	131,676
Accrued interest payable	26,684	24,679
Net mark-to-market gains	10,476	14,226
Net realized investment gains	(392)	(2,450)
Other-than-temporary impairment charges	3,071	1,713
Variable interest entity activities	(15,220)	6,125
Other, net	(144,524)	(17,400)

Net cash provided by operating activities	40,350	82,815

Cash flows from investing activities:
Proceeds from sales of bonds	35,024	93,191
Proceeds from matured bonds	208,133	202,806
Purchases of bonds	(182,008)	(205,418)
Change in short-term investments	(110,751)	(83,629)
Loans, net	(247)	(230)
Change in swap collateral receivable	41,046	(104)
Other, net	85	787

Net cash (used in) provided by investing activities	(8,718)	7,403

Cash flows from financing activities:
Paydown of variable interest entity secured borrowing	(7,280)	—
Proceeds from issuance of investment and repurchase agreements	—	24
Payments for investment and repurchase agreement draws	(420)	(89,673)
Net cash collateral received	—	(2,440)

Net cash used in financing activities	(7,700)	(92,089)

Net cash flow	23,932	(1,871)
Cash at January 1	15,999	9,497

Cash at March 31	$39,931	$7,626

	(182,008)	(182,008)
	Three Months Ended March 31,
	2012	2011
(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest on variable interest entity secured borrowing	$429	$—
Interest on investment agreements	$3,072	$3,656
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$1,641	$5,457

Supplemental disclosure of noncash financing activities:

In March 2011, the Segregated Account of Ambac Assurance established pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, issued surplus notes in connection with the commutation of two insurance policies with a par value of $3,000.

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Unaudited Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

1. Background and Basis of Presentation

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010 (the “Petition Date”), Ambac filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company, as debtor and debtor-in-possession, filed a Fifth Amended Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be amended, the “Reorganization Plan”). The Bankruptcy Court entered an order confirming the Reorganization Plan on March 14, 2012. Under the Reorganization Plan, Ambac’s debt holders and other creditors will receive all of the equity in the reorganized company. Therefore, if the Reorganization Plan is consummated, our existing common stock will be cancelled and extinguished and the holders thereof would not be entitled to receive, and would not receive or retain any property or interest in property on account of such equity interests. Additionally, the Reorganization Plan sets forth the revised capital structure of a newly reorganized Ambac and provides for corporate governance subsequent to emergence from bankruptcy.

Ambac Assurance Corporation (“Ambac Assurance”) is Ambac’s principal operating subsidiary. Ambac Assurance is a financial guarantee insurer that provided financial guarantees and financial services to clients in both the public and private sectors around the world. In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin. Ambac Assurance is not, itself, in rehabilitation proceedings.

On October 8, 2010, the Rehabilitator filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Circuit Court of Dane County, Wisconsin in which the Segregated Account Rehabilitation Proceedings are pending (the “Rehabilitation Court”). The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. The confirmed Segregated Account Rehabilitation Plan also makes permanent the injunctions issued by the Rehabilitation Court on March 24, 2010.

The Segregated Account Rehabilitation Plan is not effective and is subject to modification. Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account have not been paid since the commencement of the Segregated Account Rehabilitation Proceedings. Net par exposure as of March 31, 2012 for policies allocated to the Segregated Account is $33,593,393. The Rehabilitator may seek to effectuate the current Segregated Account Rehabilitation Plan, modify such Plan or modify the injunctions issued by the Rehabilitation Court to allow for the payment of policy claims in such manner and at such times as the Rehabilitator determines to be in the best interest of policyholders. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio caused downgrades, and ultimately withdrawals of Ambac Assurance’s financial strength ratings from the independent rating agencies. These losses have prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends, and as a result Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of the Settlement Agreement entered into on June 7, 2010 by Ambac, Ambac Assurance, Ambac Credit Products, LLC (“ACP”) and counterparties to outstanding credit default swaps with ACP (the “Settlement Agreement”). Ambac Assurance is also restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on AMPS since 2010. Based on the above described restrictions and circumstances, it is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.

Chapter 11 Reorganization

The Reorganization Plan reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance, the Segregated Account and OCI related to (i) the net operating loss carryforwards (“NOLs”) of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member (the “Ambac Consolidated Group”), (ii) certain tax refunds received in respect thereof (the “Tax Refunds”) and (iii) the sharing of expenses between the Company and Ambac Assurance. The terms of the Amended Plan Settlement are memorialized in that certain Mediation Agreement dated September 21, 2011 (the “Mediation Agreement”) among such parties. In accordance with the Amended Plan Settlement, the Company shall retain ownership of Ambac Assurance, and except as otherwise approved by OCI, the Company shall use its best efforts to preserve the use of NOLs as contemplated by the Amended Plan Settlement.

Pursuant to the Amended Plan Settlement, (i) the Company, Ambac Assurance and certain affiliates entered into an amended and restated tax sharing agreement (the “Amended TSA”), (ii) the Company, Ambac Assurance and certain affiliates entered into an expense sharing and cost allocation agreement (the “Cost Allocation Agreement”) and (iii) the Company, Ambac Assurance, the Segregated Account and OCI entered into an amendment (the “Cooperation Agreement Amendment”), of that certain Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance (the “Cooperation Agreement”).

The Amended TSA replaces, supersedes and nullifies in its entirety the existing tax sharing agreement among the Company and its affiliates. The Amended TSA addresses certain issues including, but not limited to, the allocation and use of NOLs by the Company, Ambac Assurance and their respective subsidiaries.

The Cost Allocation Agreement provides for the allocation of costs and expenses among the Company, Ambac Assurance and certain affiliates. The Mediation Agreement also provides for sharing by the Company and Ambac Assurance of the expenses incurred since November 1, 2010 in connection with the litigation with the United States Internal Revenue Service (“IRS”) described in Note 11.

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

The Amended Plan Settlement, Mediation Agreement, Amended TSA, Cost Allocation Agreement and Cooperation Agreement Amendment collectively memorialize the settlement of certain claims among the Company and Ambac Assurance, OCI and the Segregated Account, and contain broad releases of the Company, Ambac

Assurance, the Segregated Account, OCI, the board of directors and board committees of the Company and Ambac Assurance, all current and former individual directors, officers, or employees of the Company and Ambac Assurance, the Creditors’ Committee and the individual members thereof, and certain other released parties.

Consummation of the Reorganization Plan is subject to the satisfaction or waiver of the following conditions: (i) the Bankruptcy Court shall have entered an order confirming the Reorganization Plan and such order shall have become final in accordance with the Reorganization Plan; (ii) the Bankruptcy Court shall have approved any supplement filed with respect to the Reorganization Plan; (iii) new organizational documents of the Company shall have been effected; (iv) the Company shall have executed and delivered all documents necessary to effectuate the issuance of the common stock and warrants (if applicable) pursuant to the Reorganization Plan; (v) all authorizations, consents and regulatory approvals required, if any, in connection with the consummation of the Reorganization Plan shall have been obtained; (vi) the Stipulation (as defined in Note 11) shall have become effective; (vii) the terms of the IRS Settlement (as defined in Note 11) shall have been approved by OCI, the United States, the Rehabilitation Court, and the Creditors’ Committee, and all conditions to the effectiveness of the IRS Settlement shall have been satisfied; (viii) the IRS Settlement and all transaction documents relating thereto shall have been executed by the parties thereto; (ix) the Bankruptcy Court shall have entered an order pursuant to Bankruptcy Rule 9019 approving the IRS Settlement; (x) the aggregate face amount of allowed and disputed general unsecured claims shall be less than $50,000; (xi) the Rehabilitation Court shall have approved the transactions contemplated by the Mediation Agreement, the Amended TSA, the Cost Allocation Agreement, and the Cooperation Agreement Amendment; (xii) $30,000 shall have been paid or paid into escrow by Ambac Assurance as provided in the Mediation Agreement; (xiii) the Amended TSA, the Cooperation Agreement Amendment and the Cost Allocation Agreement shall have been executed; and (xiv) all other actions, documents, certificates and agreements necessary to implement the Reorganization Plan shall have been effected or executed and delivered to the required parties and, to the extent required, filed with applicable governmental units in accordance with applicable laws. Of the conditions enumerated above, the following have been satisfied: (i); (x); (xi); (xii) and (xiii). There can be no assurance about whether or when the remaining conditions will be met.

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (via the pursuit of recoveries in respect of paid claims, commutations of policies, purchases of Ambac-insured obligations, and repurchases of surplus notes issued by Ambac Assurance or the Segregated Account) and maximizing the return on its investment portfolio. The execution of such strategy with respect to liabilities allocated to the Segregated Account is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute the foregoing strategy. As a result of uncertainties associated with the aforementioned factors, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of March 31, 2012 and 2011 and for the periods ended March 31, 2012 and 2011 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $33,994 at March 31, 2012 (excluding $2,500 of restricted cash), consummation of the Reorganization Plan, and on the residual value of Ambac Assurance. The principal uses of liquidity are the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses related to pending litigation. Management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding; however, no assurance can be given regarding the timing or certainty of such emergence. If its cash and investments run out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur.

2. Debtor in Possession Financial Information

Liabilities Subject to Compromise

As required by ASC Topic 852, Reorganizations, the amount of the Liabilities Subject to Compromise represents our estimate of known or potential pre-petition and post-petition claims to be addressed in connection with the Bankruptcy Filing. Such claims are subject to future adjustments. The Liabilities subject to compromise in the Consolidated Balance Sheet consists of the following:

	March 31, 2012	December 31, 2011
Accrued interest payable	$68,123	$68,123
Other	17,105	17,109
Senior unsecured notes	1,222,189	1,222,189
Directly-issued Subordinated capital securities	400,000	400,000

Consolidated liabilities subject to compromise	1,707,417	1,707,421
Payable to non-debtor subsidiaries	35	35

Debtor’s Liabilities subject to compromise	$1,707,452	$1,707,456

Interest was no longer accrued on Ambac’s debt obligations included in Liabilities Subject to Compromise on the Consolidated Balance Sheets after Ambac filed for bankruptcy protection on November 8, 2010. If Ambac had continued to accrue interest on its debt obligations, contractual interest expense would have been $24,162 and $28,576 for the three months ended March 31, 2012 and 2011, respectively.

Reorganization Items, net

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The reorganization items in the Consolidated Statements of Total Comprehensive Income for the three months ended March 31, 2012 and 2011, consisted of the following items:

	Three months ended March 31, 2012	Three months ended March 31, 2011
U.S. Trustee fees	$20	$5
Professional fees	2,441	10,498
Office lease settlement	—	14,302

Total reorganization items	$2,461	$24,805

3. Net Premiums Earned

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at March 31, 2012 and December 31, 2011 was 2.7% and 2.6%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2012, and December 31, 2011 was 10.2 years and 10.0 years, respectively.

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

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the claims moratorium. In evaluating the credit quality of the premiums receivable, management evaluates i.) the internal ratings of the transactions underlying the premiums receivable, and, as applicable, ii.) expected future premium collections for transactions for which loss reserves have been recognized. As of March 31, 2012, and December 31, 2011 approximately 44% and 43% of the premiums receivable related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade MBS and student loan transactions, which comprised 12% and 11%, respectively, of the total premiums receivable at March 31, 2012, and December 31, 2011. For the three months ended March 31, 2012, $4,417 of premium receivables relating to a non-investment obligation were deemed uncollectible and written off. At March 31, 2012, past due premiums on policies insuring non-investment grade obligations that were not written off amounted to less than $200.

For both upfront and installment premium policies, premium revenues are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date (referred to as the level-yield method). For installment paying policies, the premium receivable discount, equating to the difference between the undiscounted future installment premiums and the present value of future installment premiums, is accreted as premiums earned in proportion to the premium receivable balance at each reporting date. Because the premium receivable discount and UPR are being accreted into income using different rates, the total premiums earned as a percentage of insured principal is higher in the earlier years and lower in the later years for an installment premium transaction as compared to an upfront premium transaction. Below is the premium receivable roll-forward for the periods ended March 31, 2012, and December 31, 2011:

	March 31, 2012	December 31, 2011
Beginning premium receivable	$2,028,479	2,422,596
Premium payments received	(40,130)	(190,823)
Adjustments for changes in expected life of homogeneous pools and actual changes to contractual cash flows	(102,074)	(240,547)
Accretion of premium receivable discount	13,892	62,841
Consolidation of certain VIEs	—	(104,736)
Deconsolidation of certain VIEs	—	87,978
Other adjustments (including foreign exchange)	17,369	(8,830)

Ending premium receivable	$1,917,536	$2,028,479

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

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at March 31, 2012:

	Future premiums expected to be collected(1)	Future expected premiums to be earned, net of reinsurance(1)
Three months ended:
June 30, 2012	$39,030	$66,143
September 30, 2012	39,697	64,293
December 31, 2012	40,787	62,183

Twelve months ended:
December 31, 2013	149,704	230,902
December 31, 2014	149,695	212,834
December 31, 2015	144,199	201,025
December 31, 2016	138,824	190,565

Five years ended:
December 31, 2021	623,209	801,266
December 31, 2026	504,110	577,648
December 31, 2031	374,718	382,984
December 31, 2036	218,400	208,191
December 31, 2041	72,015	64,386
December 31, 2046	21,871	19,572
December 31, 2051	5,335	6,248
December 31, 2056	242	686

Total	$2,521,836	$3,088,926

(1)	The future premiums expected to be collected and future premiums expected to be earned, net of reinsurance disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee insurance policy is legally extinguished. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Accelerated premium revenue for retired obligations for three months ended March 31, 2012 and 2011 was $15,790 and ($70), respectively. The table below shows premiums written on a gross and net basis for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Revenues:
Financial Guarantee:
Gross premiums written	$(92,594)	($160,211)
Ceded premiums written	16,854	9,218

Net premiums written(1)	$(75,740)	($150,993)

(1)	Premiums written represent the change in the present value of future installment premiums. Such changes will not have an immediate impact on earned premium but will be earned over the life of the transaction using the level yield method discussed above. Factors that generate written premium are prepayments of the insured obligation, premium rate changes for policies that have variable premium structures, discount rate changes and early termination of an insured obligation.

4. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options and nonvested restricted stock units. These dilutive shares totaled 114,269 from the assumed settlement of dilutive nonvested restricted stock units at March 31, 2012. The number of additional shares is calculated by assuming that nonvested restricted stock units were settled and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the period. There were no dilutive effects for the period ended March 31, 2011. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for the periods ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Stock options	887,672	1,786,031
Restricted stock and units	—	469,896

5. Special Purpose Entities, Including Variable Interest Entities

Ambac has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly has provided financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. In 2011, Ambac entered into a secured borrowing transaction under which two VIEs were created for the purpose of resecuritizing certain invested assets and collateralizing the borrowing. These VIEs are consolidated because Ambac was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction was $28,320 and $35,600 as of March 31, 2012 and December 31, 2011, respectively. The debt represents the senior-most tranche of the securitization structure and is to be repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance. Such securities had a fair value of $179,339 and $172,880 as of March 31, 2012 and December 31, 2011, respectively. Refer to Note 8, Investments for further discussion of the restrictions on these securities.

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

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments—Equity Method in Joint Ventures. Refer to Note 7 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At March 31, 2012 and December 31, 2011 the fair value of these entities is $16,023 and $16,779, respectively, and is reported within Other assets on the Consolidated Balance Sheets. The change in fair value of these entities is ($756) and $1,096 for the three months ended March 31, 2012 and 2011, respectively.

Since their inception, there have been 15 individual transactions with these entities, of which 5 transactions were outstanding as of March 31, 2012. Total principal amount of debt outstanding was $576,387 and $578,562 at March 31, 2012 and December 31, 2011, respectively. In each case, Ambac sold assets to these entities. The assets are composed of asset-backed securities and utility obligations with a weighted average rating of A- at March 31, 2012 and weighted average life of 8.1 years. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of March 31, 2012 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

Insurance premiums paid to Ambac Assurance by these entities are earned in a manner consistent with other insurance policies, over the risk period. Additionally, any losses incurred on such insurance policies are included in Ambac’s Consolidated Statements of Total Comprehensive Income. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

There were no assets sold to these entities during the three months ended March 31, 2012 and 2011. Ambac Assurance earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $145 and $235 for the three months ended March 31, 2012 and 2011, respectively. Ambac paid no claims to these entities under its financial guarantee policies for the three months ended March 31, 2012 and 2011. Ambac also earned fees for providing other services amounting to $11 and $11 for the three months ended March 31, 2012 and 2011, respectively.

Derivative contracts are provided by Ambac Financial Services to these entities. Consistent with other derivatives, Ambac Financial Services (“AFS”) accounts for these contracts on a trade date basis at fair value. AFS paid $138 and $131 for the three months ended March 31, 2012 and 2011, respectively, under these derivative contracts.

Consolidation of VIEs:

Upon initial consolidation of a VIE, we recognize a gain or loss in earnings for the difference between: a) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and b) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a VIE, we recognize a gain or loss for the difference between: a) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and b) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Income (loss) on variable interest entities.

The variable interest in VIE generally involves one or more of the following: a financial guarantee policy issued to the VIE, a written credit derivative contract that references liabilities of the VIE or an investment in securities issued by the VIE. The impact of consolidating such VIEs on Ambac’s balance sheet is follows. For a financial guarantee policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under ASC Topic 944, Financial Services—Insurance. The financial guarantee policy would be eliminated upon consolidation. Consequently, Ambac eliminates insurance assets (premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable and deferred acquisition costs) and insurance liabilities (unearned premiums, loss and loss expense reserves and ceded premiums payable) from the Consolidated Balance Sheets. For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation.

Income (loss) on variable interest entities included losses of $0 and $8,422 for the three month periods ended March 31, 2012 and 2011, respectively, related to VIEs that were no longer consolidated as of the end the respective periods. Such losses for the three months ended March 31, 2011 primarily related to the impact of deconsolidating a VIE during that period.

As of March 31, 2012, consolidated VIE assets and liabilities relating to 18 consolidated entities were $16,857,878 and $16,672,670, respectively. As of December 31, 2011, consolidated VIE assets and liabilities relating to 19 consolidated entities were $16,543,207 and $16,379,386, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.

The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Investments:
Corporate obligations	$2,184,665	$2,199,338

Total variable interest entity assets: Fixed income securities	$2,184,665	$2,199,338

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of March 31, 2012 and December 31, 2011:

	Estimated fair value	Unpaid principal balance
March 31, 2012:
Loans	$14,460,077	$13,901,703
Long-term debt	$14,426,274	$15,344,542

December 31, 2011:
Loans	$14,126,994	$13,735,799
Long-term debt	$14,039,450	$15,134,711

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of March 31, 2012 and December 31, 2011:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
March 31, 2012:
Global Structured Finance:
Collateralized debt obligations	$13,306,646	$13,628	$22,702	$120,592
Mortgage-backed—residential	29,262,148	709,898	5,268,393	—
Mortgage-backed—commercial	693,627	—	—	6,793
Other consumer asset-backed	7,689,924	122,947	1,259,153	36,711
Other commercial asset-backed	12,251,503	489,489	974,307	7,366
Other	7,150,257	139,530	567,141	2,194

Total Global Structured Finance	70,354,105	1,475,492	8,091,696	173,656
Global Public Finance	38,173,945	577,454	703,043	19,140

Total	$108,528,050	$2,052,946	$8,794,739	$192,796

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
December 31, 2011:
Global Structured Finance:
Collateralized debt obligations	$14,093,243	$15,096	$105,219	$120,614
Mortgage-backed—residential	30,307,753	783,329	5,396,711	—
Mortgage-backed—commercial	685,870	—	—	6,241
Other consumer asset-backed	7,851,980	129,234	1,315,146	35,583
Other commercial asset-backed	13,363,434	559,884	1,045,477	4,541
Other	7,552,264	139,586	643,864	1,837

Total Global Structured Finance	73,854,544	1,627,129	8,506,417	168,816
Global Public Finance	37,893,726	569,032	700,690	14,850

Total	$111,748,270	$2,196,161	$9,207,107	$183,666

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represent the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

6. Losses and Loss Expense Reserve

A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash flows to be paid under an insurance contract, over (b) the UPR for that contract. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the three months ended March 31, 2012 and the year ended December 31, 2011:

	Three months Ended March 31, 2012	Year Ended December 31, 2011
Beginning balance of net loss reserves, net of subrogation recoverable and reinsurance	6,230,780	4,424,450
Changes in the loss reserves due to:
Current year:
Establishment of new loss reserves, gross of subrogation and net of reinsurance	29,610	503,697
Claim payments, net of subrogation and reinsurance	(2,968)	(2,442)
Establishment of subrogation recoveries, net of reinsurance	(1,786)	(9,761)

Total current year	24,856	491,494
Prior year:
Change in previously established loss reserves, gross of subrogation and net of reinsurance	(7,920)	1,683,831
Change in previously established subrogation recoveries, net of reinsurance	(9,606)	(324,151)
Claim recoveries (payments), net of subrogation recoverable and reinsurance	10,422	(179,440)

Total prior year	(7,104)	1,180,240
Changes in loss reserves	17,752	1,671,734
Net deconsolidation of certain VIEs	—	134,596

Ending loss reserves, net of subrogation recoverable and reinsurance	$6,248,532	$6,230,780

The positive development in loss reserves established in prior years for the three months ended March 31, 2012 was driven by lower estimated losses in the first-lien RMBS and student loan portfolios, offset by lower expected subrogation recoveries and an increase in loss adjustment reserves for RMBS credits.

The adverse development in loss reserves established in prior years for the year ended December 31, 2011 was primarily due to the continued deterioration of collateral supporting structured finance policies, including RMBS and student loan exposures which resulted in greater expected ultimate losses, partially offset by higher expected subrogation recoveries related to representation and warranty breaches on insured RMBS securitizations.

The net change in loss reserves of $17,752 and $1,671,734 for the period and year ended March 31, 2012 and December 31, 2011, respectively, are included in loss and loss expenses in the Consolidated Statements of Total Comprehensive Income. Loss expense reserves are also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total net loss expense reserves were $145,766 and $86,171 at March 31, 2012 and December 31, 2012, respectively. Total loss expense of $(2,320) and $919,647 for the three month periods ended March 31, 2012 and 2011, respectively, are included in loss and loss expenses in the Consolidated Statements of Total Comprehensive Income. During the three month periods ended March 31, 2012 and 2011, respectively, reinsurance recoveries of losses included in loss and loss expenses in the Consolidated Statements of Total Comprehensive Income were $12,518 and $7,691, respectively.

The tables below summarize information related to policies currently included in Ambac’s loss reserves at March 31, 2012 and December 31, 2011:

Surveillance Categories (at March 31, 2012)

	I/SL	IA	II	III	IV	V	Total
Number of policies	25	7	38	125	139	1	335
Remaining weighted-average contract period (in years)	18	10	17	19	9	10	13
Gross insured contractual payments outstanding:
Principal	1,938,086	173,018	1,981,014	11,557,578	12,974,787	47	28,624,530
Interest	1,023,136	62,902	1,029,788	6,696,703	4,070,566	22	12,883,117

Total	2,961,222	235,920	3,010,802	18,254,281	17,045,353	69	41,507,647

Gross undiscounted claim liability	46,138	6,115	52,455	4,740,571	7,768,911	69	12,614,258
Discount, gross claim liability	(4,752)	(1,044)	(4,632)	(1,613,139)	(812,496)	(16)	(2,436,078)

Gross claim liability before all subrogation and before reinsurance	41,386	5,071	47,823	3,127,432	6,956,415	53	10,178,180

Less:
Gross RMBS subrogation(1)	—	—	—	(380,945)	(2,337,818)	—	(2,718,763)
Discount, RMBS subrogation	—	—	—	7,998	55,353	—	63,351

Discounted RMBS subrogation, before reinsurance	—	—	—	(372,947)	(2,282,465)	—	(2,655,412)

Less:
Gross other subrogation(2)	—	(222)	(421)	(105,730)	(691,019)	—	(797,392)
Discount, other subrogation	—	80	119	11,061	37,278	—	48,538

Discounted other subrogation, before reinsurance	—	(142)	(302)	(94,669)	(653,741)	—	(748,854)

Gross claim liability, net of all subrogation and discounts, before reinsurance	41,386	4,929	47,521	2,659,816	4,020,209	53	6,773,914

Less: Unearned premium reserves	(24,012)	(2,914)	(21,449)	(302,892)	(165,202)	—	(516,469)
Plus: Loss adjustment expenses reserves	—	—	—	—	147,497	—	147,497

Claim liability reported on Balance Sheet, before reinsurance(3)	17,374	2,015	26,072	2,356,924	4,002,504	53	6,404,942

Reinsurance recoverable reported on Balance Sheet	2,037	—	5,620	141,399	21,743	—	170,799

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches.

(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.

(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential remediation subrogation of $1,966,891)	$6,924,346
Subrogation recoverable (includes gross potential remediation of $688,521)	(519,404)

$6,404,942

Loss reserves ceded to reinsurers at March 31, 2012 and December 31, 2011 were $156,410 and $153,480, respectively. Amounts were included in reinsurance recoverable on the Consolidated Balance Sheet.

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

$6,384,260

Ambac records estimated subrogation recoveries for breaches of representations and warranties by sponsors of certain RMBS transactions utilizing an Adverse and Random Sample approach. Ambac has updated its estimated subrogation recoveries to $2,655,412 ($2,627,233 net of reinsurance) at March 31, 2012 from $2,720,266 ($2,692,414 net of reinsurance) at December 31, 2011. The balance of subrogation recoveries and the related claim liabilities, by estimation approach, at March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012
Approach	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	29	(2)	$2,699,417	$(1,493,416)	$1,206,001
Random samples	16	(2)	1,184,921	(1,161,996)	22,925

Totals	45		$3,884,338	$(2,655,412)	$1,228,926

	December 31, 2011
Approach	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	30	(2)	$2,637,479	$(1,457,472)	$1,180,006
Random samples	16	(2)	1,140,102	(1,262,794)	(122,691)

Totals	46		$3,777,581	$(2,720,266)	$1,057,315

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the expected future claims for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than expected future claims, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,655,412 of subrogation recoveries recorded at March 31, 2012, $688,521 was included in “Subrogation recoverable” and $1,966,891 was included in “Loss and loss expense reserves.” Of the $2,720,266 of subrogation recoveries recorded at December 31, 2011, $829,469 was included in “Subrogation recoverable” and $1,890,797 was included in “Loss and loss expense reserves.”

(2)	The sponsor’s repurchase obligation may differ depending on the terms of the particular transaction and the status of the specific loan, such as whether it is performing or has been liquidated or charged off. The estimated subrogation recovery for these transactions is based primarily on loan level data provided through trustee reports received in the normal course of our surveillance activities or provided by the sponsor. While this data may not include all the components of the sponsor’s contractual repurchase obligation we believe it is the best information available to estimate the subrogation recovery.

Below is the rollforward of RMBS subrogation, by estimation approach, for the period December 31, 2011 through March 31, 2012:

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2011	$1,262,794	16	$1,457,472	30	2,720,266

Changes recognized in 2012:
Additional transactions reviewed	—	n/a	—	n/a	n/a
Additional adverse sample loans reviewed	—	n/a	—	n/a	n/a
Adverse loans repurchased by the sponsor	—	n/a	—	n/a	n/a
All other changes(1)	(100,798)	n/a	35,944	(1)	(64,854)

Discounted RMBS subrogation (gross of reinsurance) at March 31, 2012	$1,161,996	16	$1,493,416	29	2,655,412

(1)	Other changes which may impact subrogation recoveries include changes in actual or projected collateral performance and/or the projected timing of recoveries. For the three months ended March 31, 2012, one transaction was removed from the Adverse Sample subrogation population; however, the impacts on RMBS subrogation disclosed in the Adverse Sample column relate to multiple transactions.

7. Fair Value Measurements

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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2012 and December 31, 2011, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

			Fair Value Measurements Categorized as:
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2012
Financial assets:
Fixed income securities:
Municipal obligations	$1,971,283	$1,971,283	$—	$1,971,283	$—
Corporate obligations	1,148,198	1,148,198	—	1,134,831	13,367
Foreign obligations	70,563	70,563	—	70,563	—
U.S. government obligations	129,196	129,196	129,196	—	—
U.S. agency obligations	86,161	86,161	—	84,943	1,218
Residential mortgage-backed securities	1,426,657	1,426,657	—	1,426,657	—
Collateralized debt obligations	43,419	43,419	—	33,580	9,839
Other asset-backed securities	887,656	887,656	—	750,630	137,026
Short term investments	893,822	893,822	869,126	24,696	—
Other investments	100	100	—	—	100
Fixed income securities, pledged as collateral:
U.S. government obligations	284,744	284,744	284,744	—	—
Residential mortgage-backed securities	3,018	3,018	—	3,018	—
Cash	39,931	39,931	39,931	—	—
Restricted cash	2,500	2,500	2,500	—	—
Loans	19,243	17,616	—	—	17,616
Derivative assets:
Interest rate swaps—asset position	385,509	385,509	—	248,131	137,378
Interest rate swaps—liability position	(185,150)	(185,150)	—	(26)	(185,124)
Future contracts	4,564	4,564	4,564	—	—
Call options on long-term debt	67,735	67,735	—	—	67,735
Other assets	16,023	16,023	—	—	16,023
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,184,665	2,184,665	—	—	2,184,665
Restricted cash	2,297	2,297	2,297	—	—
Loans	14,661,522	14,649,776	—	189,699	14,460,077

Total financial assets	$24,143,656	$24,130,283	$1,332,358	$5,938,005	$16,859,920

Financial liabilities:
Obligations under investment and repurchase agreements	$547,331	$547,397	$—	$—	$547,397
Liabilities subject to compromise	1,622,189	195,689	—	195,689	—
Long Term Debt	227,189	833,248	—	—	833,248
Derivative liabilities:
Credit derivatives	201,129	201,129	$—	$—	$201,129
Interest rate swaps—asset position	(949)	(949)	—	—	(949)

Interest rate swaps—liability position	185,593	185,593	—	10,168	175,425
Currency swaps	1,574	1,574	—	1,574	—
Other contracts	129	129	—	129	—
Liabilities for net financial guarantees written	7,505,108	2,858,224	—	—	2,858,224
Variable interest entity liabilities:
Long-term debt	14,666,921	14,642,515	—	11,855,871	2,786,644
Derivative liabilities:
Interest rate swaps—liability position	1,930,259	1,930,259	—	1,930,259	—
Currency swaps—asset position	(15,634)	(15,634)	—	(15,634)	—
Currency swaps—liability position	89,919	89,919	—	89,919	—

Total financial liabilities	$26,960,758	$21,469,093	$—	$14,067,975	$7,401,118

			Fair Value Measurements Categorized as:
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
December 31, 2011
Financial assets:
Fixed income securities:
Municipal obligations	$2,002,999	$2,002,999	$—	$2,002,999	$—
Corporate obligations	1,127,500	1,127,500	—	1,119,570	7,930
Foreign obligations	94,795	94,795	—	94,795	—
U.S. government obligations	111,562	111,562	111,562	—	—
U.S. agency obligations	86,871	86,871	—	85,647	1,224
Residential mortgage-backed securities	1,412,517	1,412,517	—	1,412,517	—
Collateralized debt obligations	46,237	46,237	—	33,755	12,482
Other asset-backed securities	947,808	947,808	—	871,922	75,886
Short term investments	783,071	783,071	769,204	13,867	—
Other investments	100	100	—	—	100
Fixed income securities, pledged as collateral:
U.S. government obligations	260,802	260,802	260,802	—	—
Residential mortgage-backed securities	2,728	2,728	—	2,728	—
Cash	15,999	15,999	15,999	—	—
Restricted cash	2,500	2,500	2,500	—	—
Loans	18,996	16,934	—	—	16,934
Derivative assets:
Interest rate swaps—asset position	411,652	411,652	—	260,851	150,801
Interest rate swaps—liability position	(242,500)	(242,500)	—	(53)	(242,447)
Future contracts	—	—	—	—	—
Call options on long-term debt	6,055	6,055	—	—	6,055
Other assets	16,779	16,779	—	—	16,779
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,199,338	2,199,338	—	—	2,199,338
Restricted cash	2,140	2,140	2,140	—	—
Loans	14,329,515	14,309,134	—	182,140	14,126,994

Total financial assets	$23,637,464	$23,615,021	$1,162,207	$6,080,738	$16,372,076

Financial liabilities:
Obligations under investment and repurchase agreements	$546,546	$549,043	$—	$—	$549,043
Liabilities subject to compromise	1,622,189	112,233	—	112,233	—
Long Term Debt	223,601	562,043	—	—	562,043
Derivative liabilities:
Credit derivatives	190,653	190,653	—	—	190,653
Interest rate swaps—asset position	(30,859)	(30,859)	—	—	(30,859)
Interest rate swaps—liability position	251,303	251,303	—	9,913	241,390
Futures contracts	627	627	627	—	—
Currency swaps	2,423	2,423	—	2,423	—
Other contracts	361	361	—	361	—
Liabilities for net financial guarantees written	7,547,288	2,642,795	—	—	2,642,795
Variable interest entity liabilities:
Long-term debt	14,288,540	14,255,452	—	12,320,810	1,934,642
Derivative liabilities:
Interest rate swaps—liability position	2,023,974	2,023,974	—	2,023,974	—
Currency swaps—asset position	(27,779)	(27,779)	—	(27,779)	—
Currency swaps—liability position	90,857	90,857	—	90,857	—

Total financial liabilities	$26,729,724	$20,623,126	$627	$14,532,792	$6,089,707

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

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, derivative instruments, call options on certain long-term debt, most variable interest entity assets and liabilities and equity interests in Ambac sponsored special purpose entities. Valuation of financial instruments is performed by Ambac’s Finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed quarterly to validate fair value model results. However many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Additionally, changes to fair value methods and assumptions are reviewed with the CEO and audit committee when such changes may be material to the company’s financial position or results. Other valuation control procedures specific to particular portfolios are described further below.

We reflect Ambac’s own creditworthiness in the fair value of financial liability by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline (increase) in Ambac’s creditworthiness as perceived by market participants will generally result in a higher (lower) CVA, thereby lowering (increasing) the fair value of Ambac’s financial liabilities as reported.

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At March 31, 2012, approximately 7%, 91%, and 2% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.

Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination that the pricing source cannot provide a reasonable value for a security or cannot adequately support a quote, in which case Ambac would resort to using either other quotes or internal models. Results of price challenges are reviewed and approved by senior traders and finance managers.

Third party quotes represent the only input to the reported fair value of Level 2 fixed income securities. Fixed income securities are classified as Level 3 when the fair value is internally modeled. Information about the valuation inputs for fixed income securities classified as Level 3 is included below:

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations, and at March 31, 2012, one fixed rate investment grade corporate obligation. The fair value of such securities classified as Level 3 was $13,367 and $7,930 at March 31, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the fixed rate corporate security valuation at March 31, 2012 were a coupon rate, maturity, and yield of 5.94%, 3.54 years and 2.72%, respectively. Significant inputs for the interest only strips valuation at March 31, 2012 and December 31, 2011 include the following weighted averages:

March 31, 2012

a.	Coupon rate: 0.60%

b.	Maturity: 21.20 years

c.	Yield: 6.81%

December 31, 2011

a.	Coupon rate: 0.60%

b.	Maturity: 21.44 years

c.	Yield: 7.20%

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. The fair value of such securities classified as Level 3 was $1,218 and $1,224 at March 31, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at March 31, 2012 and December 31, 2011 include the following weighted averages:

March 31, 2012

a.	Coupon rate: 6.91%

b.	Maturity: 1.24 years

c.	Yield: 2.18%

December 31, 2011

a.	Coupon rate: 6.91%

b.	Maturity: 1.33 years

c.	Yield: 2.13%

Collateralized debt obligations (“CDO”): Securities are floating rate senior notes with the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. The fair value of such securities classified as Level 3 was $9,839 and $12,482 at March 31, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at March 31, 2012 and December 31, 2011 include the following weighted averages:

March 31, 2012

a.	Coupon rate: 1.12%

b.	Maturity: 1.50 years

c.	Yield: 11.46%

December 31, 2011

a.	Coupon rate: 0.86%

b.	Maturity: 1.55 years

c.	Yield: 11.79%

Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. The fair value of such securities classified as Level 3 was $137,026 and $75,886 at March 31, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at March 31, 2012 and December 31, 2011 include the following weighted averages:

March 31, 2012

a.	Coupon rate: 1.14%

b.	Maturity: 4.18 years

c.	Yield: 5.99%

December 31, 2011

a.	Coupon rate: 1.41%

b.	Maturity: 3.00 years

c.	Yield: 4.50%

Derivative Instruments:

Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, exchange traded futures contracts and call options to repurchase Ambac Assurance surplus notes. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of net credit derivative liabilities was reduced by $469,692 at March 31, 2012 and $572,523 at December 31, 2011, as a result of incorporating a CVA on Ambac Assurance into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac Assurance’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities were reduced by $131,600 at March 31, 2012 and $166,868 at December 31, 2011, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

As described further below, certain valuation models require other inputs that are not readily observable in the market. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market.

For derivatives that are less complex and trade in liquid markets or may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate and currency swaps, we utilize vendor-developed models. These models provide the net present value of the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the financial services derivatives, beginning 2008 have increased collateral requirements and triggered termination provisions in certain interest rate and currency swaps. Increased termination activity since the initial rating downgrades of Ambac Assurance has provided additional information about the current replacement and/or exit value of our financial services derivatives, which may not be fully reflected in our vendor-models but has been incorporated into the fair value of these derivatives at March 31, 2012 and December 31, 2011. These fair value adjustments are applied to individual groups of derivatives based on common attributes such as counterparty type and credit condition, term to maturity, derivative type and net present value. Generally, the need for counterparty (or Ambac) CVAs is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments.

For derivatives that do not trade, or trade in less liquid markets such as credit derivatives, a proprietary model is used because such instruments tend to be unique, contain complex or heavily modified and negotiated terms, and pricing information is not readily available in the market. Derivative fair value models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 83% of CDS gross par outstanding and 85% of the CDS derivative liability as of March 31, 2012.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 17% of CDS gross par outstanding and 15% of the CDS derivative liability as of March 31, 2012.

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

We do not adjust the relative change ratio until an actual internal rating downgrade has occurred unless we observe new pricing on financial guarantee CDS contracts. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, we believe it is unlikely that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period. The factors used to increase the relative change ratio are based on rating agency probability of default percentages determined by management to be appropriate for the relevant bond type. That is, the probability of default associated with the respective tenor and internal rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the current probability of default (i.e. the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B- during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B- rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100%-60%) + 100% x 60% = 73.2%.

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

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA is a percentage applied to the estimated CDS liability fair value otherwise calculated as described above. The Ambac CVA is estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA percentage used in the valuation of CDS liabilities was 70% and 75% as of March 31, 2012 and December 31, 2011, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).

In addition, when there are sufficient numbers of new observable transactions, negotiated settlements or other market indications of a general change in market pricing trends for CDS on a given bond type, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made during the periods presented. Ambac is not transacting CDS business currently and other guarantors have stated they have exited this product. Additionally, there have been no negotiated settlements of CDS contracts during the periods presented.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Total Comprehensive Income are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include premiums received and accrued and losses paid and payable on written credit derivative contracts for the appropriate accounting period. Losses paid and payable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts were $13,643,364 and $14,166,612 at March 31, 2012 and December 31, 2011, respectively.

Credit derivative liabilities at March 31, 2012 and December 31, 2011 had a combined fair value of $201,129 and $190,653, respectively, and related to underlying reference obligations that are classified as either CLOs or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives as of March 31, 2012 and December 31, 2011is summarized below:

As of March 31, 2012
	CLOs	Other(1)
Notional outstanding	$8,049,334	$3,826,188
Weighted average reference obligation price	94.0	84.5
Weighted average life (WAL) in years	2.5	4.7
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.3%
CVA percentage	70%	70%
Fair value of derivative liabilities	$(51,688)	$(93,043)

As of December 31, 2011
	CLOs	Other(1)
Notional outstanding	$8,228,577	$4,099,766
Weighted average reference obligation price	92.5	84.3
Weighted average life (WAL) in years	2.7	4.7
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.5%
CVA percentage	75%	75%
Fair value of derivative liabilities	$(54,320)	$(86,526)

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $1,767,842, WAL of 9.0 years and liability fair value of ($56,398) as of March 31, 2012. Other inputs to the valuation of these transactions at March 31, 2012 include weighted average quotes of 13% of notional, weighted average rating of A and Ambac CVA percentage of 70%. As of December 31, 2011, these contracts had a combined notional outstanding of $1,838,269, WAL of 9.0 years and liability fair value of ($49,807). Other inputs to the valuation of these transactions at December 31, 2011 include weighted average quotes of 11% of notional, weighted average rating of A+ and Ambac CVA percentage of 75%.

Significant unobservable inputs for credit derivatives include WAL, credit rating, relative change ratio and CVA percentage. A longer (shorter) WAL, lower (higher) reference obligation credit rating, higher (lower) relative change ratio or lower (higher) CVA percentage, in isolation, would result in an increase (decrease) in the fair value liability measurement. A change in credit rating of a reference obligation in our model will generally result in a directionally opposite change in the relative change ratio. Also, a shorter (longer) WAL will generally correspond with a lower (higher) CVA percentage.

Call options on long-term debt:

The fair value of Ambac Assurance’s options to repurchase Ambac Assurance surplus notes at a discount to par is estimated based on a combination of internal discounted cash flow analysis and market observations. The discounted cash flow analysis uses multiple discount rate scenarios to determine the present value of the surplus notes assuming exercise and non-exercise of the options, with the difference representing the option value under that scenario. The results are probability weighted to determine the recorded option value. The weighted average discount rates used were 24.91% at March 31, 2012 and 36.57% at December 31, 2011. The board of directors of Ambac Assurance has approved the exercise of all options to purchase surplus notes issued by Ambac Assurance. The exercise of such options also requires the approval of OCI and the Rehabilitator of the Segregated Account. Ambac Assurance is seeking such approvals. There can be no assurance that such approvals will be obtained.

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

This fair value estimate of financial guarantees is presented on a net basis and includes direct and assumed contracts written, which represent our liability, net of ceded reinsurance contracts, which represent our asset. The fair value estimate of direct and assumed contracts written is based on the sum of the present values of (i) unearned premium reserves; and (ii) loss and loss expense reserves, including claims presented and not paid as a result of the claim moratorium imposed by the Rehabilitation Court on March 24, 2010. The fair value estimate of ceded reinsurance contracts is based on the sum of the present values of (i) deferred ceded premiums net of ceding commissions; and (ii) reinsurance recoverables on paid and unpaid losses.

Key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Risk Group. With respect to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac Assurance’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written included an Ambac CVA to reflect Ambac’s credit risk. The Ambac CVA was 70% and 75% as of March 31, 2012 and December 31, 2011, respectively. Refer to “Credit Derivatives” above for additional information on the determination of the CVA. Refer to Note 6 for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

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

Long-term Debt:

The fair value of surplus notes issued by Ambac Assurance and classified as long-term debt is internally estimated considering market transactions when available and internally developed discounted cash flow models. Surplus notes were initially recorded at fair value at the date of issuance. In subsequent periods, surplus notes are carried at their face value less unamortized discount.

Other Financial Assets and Liabilities:

The fair values of Ambac’s equity interest in Ambac sponsored special purpose entities (included in Other assets), Loans, and Obligations under investment and repurchase agreements are estimated based upon internal valuation models that discount expected cash flows using discount rates consistent with the credit quality of the obligor after considering collateralization.

Variable Interest Entity Assets and Liabilities:

The financial assets and liabilities of VIEs consolidated under ASC Topic 810 consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based on internal discounted cash flow models. Comparable to the sensitivities of investments in fixed income securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for VIE debt. VIE debt instruments considered Level 3 include fixed rate, floating rate and zero coupon notes secured by various asset types, primarily European ABS. Information about the valuation inputs for the various VIE debt categories classified as Level 3 is as follows:

European ABS transactions: The fair value of such obligations classified as Level 3 was $2,786,644 and $1,934,642 at March 31, 2012 and December 31, 2011, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at March 31, 2012 and December 31, 2011 include the following weighted averages:

March 31, 2012

a.	Coupon rate: 1.64%

b.	Maturity: 13.24 years

c.	Yield: 4.10%

December 31, 2011

a.	Coupon rate: 1.56%

b.	Maturity: 11.99 years

c.	Yield: 3.90%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at March 31, 2012 and December 31, 2011 were developed using vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Excluding changes in estimated financial guarantee cash flows, changes in the fair value of VIE assets will be accompanied by corresponding and offsetting changes in the fair value of VIE liabilities plus VIE derivatives. Higher (lower) estimated future premiums or lower (higher) estimated loss payments on financial guarantee policies in isolation will result in increases (decreases) in the fair value measurement of VIE assets. Changes in financial guarantee estimated premiums and loss payments are generally independent. A higher CVA will reduce the fair value of expected claim payments and therefore increase VIE asset measures. The amount of CVA is generally independent of other significant inputs to the calculation of VIE assets. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 7.2% and 8.4% at March 31, 2012 and December 31, 2011, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2012 and 2011. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Three months ended March 31, 2012	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$97,522	$16,779	$(486,775)	$2,199,338	$14,126,994	—	$(1,934,642)	$14,019,216
Additions of VIEs consolidated	—	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:						—
Included in earnings	(49)	(756)	122,327	(82,816)	166,665	—	(136,563)	68,808
Included in other comprehensive income	7,814	—	—	68,143	415,857	—	(63,205)	428,609
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(2,742)	—	8,832	—	(249,439)	—	13,030	(230,319)
Transfers in Level 3	58,905	—	—	—	—	—	(665,264)	(606,359)
Transfers out of Level 3	—	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—	—	—	—

Balance, end of period	$161,450	$16,023	$(355,616)	$2,184,665	$14,460,077	$—	$(2,786,644)	$13,679,955

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(756)	$107,245	$(82,816)	$167,146	$—	$(136,563)	$54,256

				VIE Assets and Liabilities
Three months ended March 31, 2011	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$199,172	$17,909	$(195,933)	$1,904,361	$15,800,918	$4,511	$(1,856,366)	$15,874,572
Total gains/(losses) realized and unrealized:
Included in earnings	(50)	1,096	17,645	(28,844)	(49,464)	(4,511)	29,749	(34,739)
Included in other comprehensive income	3,223	—	—	54,174	435,170	—	(52,185)	440,382
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(2,269)	—	(11,325)	—	(262,311)	—	(873)	(276,778)
Transfers in Level 3	—	—	—	—	—	—	(50,125)	(50,125)
Transfers out of Level 3	—	—	—	—	—	—	57,106	57,106
Deconsolidation of VIEs	—	—	—	—	(1,894,967)	—	—	(1,894,967)

Balance, end of period	$200,076	$19,005	$(189,613)	$1,929,691	$14,029,346	$—	$(1,872,694)	$14,115,811

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$1,096	$13,342	$(28,844)	$(49,464)	$(4,511)	$29,749	$(38,632)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs. This information is provided for the three months ended March 31, 2012 and 2011, as required by ASC Topic 820.

Three months ended March 31, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$12,482	$75,886	$7,930	$1,224	$97,522
Total gains/(losses) realized and unrealized:
Included in earnings	(2)	—	(46)	(1)	(49)
Included in other comprehensive income	101	8,072	(354)	(5)	7,814
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,742)	—	—	—	(2,742)
Transfers in Level 3	—	53,068	5,837	—	58,905
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$9,839	$137,026	$13,367	$1,218	$161,450

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level 3 – Investments by class

Three months ended March 31, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$30,433	$159,473	$8,069	$1,197	$199,172
Additions of VIEs for ASC 2009-17
Total gains/(losses) realized and unrealized:
Included in earnings	(6)	—	(43)	(1)	(50)
Included in other comprehensive income	1,133	2,190	(90)	(10)	3,223
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,533)	(736)	—	—	(2,269)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$30,027	$160,927	$7,936	$1,186	$200,076

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level 3 – Derivatives by class

Three months ended March 31, 2012	Interest Rate Swaps	Credit Derivatives	Currency Swaps	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(302,177)	$(190,653)	$—	$6,055	$(486,775)
Additions of VIEs for ASC 2009-17
Total gains/(losses) realized and unrealized:
Included in earnings	67,869	(7,222)	—	61,680	122,327
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	12,086	(3,254)	—	—	8,832
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—

Balance, end of period	$(222,222)	$(201,129)	$—	$67,735	$(355,616)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$61,598	$(16,033)	$—	$61,680	$107,245

Level 3 – Derivatives by class

Three months ended March 31, 2011	Interest Rate Swaps	Credit Derivatives	Currency Swaps	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$25,750	$(221,683)	$—	$—	$(195,933)
Additions of VIEs for ASC 2009-17
Total gains/(losses) realized and unrealized:
Included in earnings	9,823	(8,903)	—	16,725	17,645
Included in other comprehensive income	—	—	—	—	—
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(6,002)	(5,323)	—	—	(11,325)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—

Balance, end of period	$29,571	$(235,909)	$—	$16,725	$(189,613)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$13,800	$(17,183)	$—	$16,725	$13,342

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of March 31, 2012 and 2011. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers between Level 1 and Level 2 for the periods presented. All transfers between fair value hierarchy Levels 1, 2, and 3 are recognized at the beginning of each accounting period.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the three months ended March 31, 2012 and 2011 are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income
Three months ended 2012
Total gains or losses included in earnings for the period	$(49)	$3,254	$(10,476)	$67,869	$(52,714)	$60,924
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(16,033)	61,598	(52,233)	60,924
Three months ended 2011
Total gains or losses included in earnings for the period	$(50)	$5,323	$(14,226)	$26,548	$(53,070)	$17,821
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(17,183)	13,800	(53,070)	17,821

8. Investments

The amortized cost and estimated fair value of investments, excluding VIE investments, at March 31, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
March 31, 2012
Fixed income securities:
Municipal obligations	$1,817,105	$154,317	$139	$1,971,283	$—
Corporate obligations	1,093,463	70,590	15,855	1,148,198	—
Foreign obligations	66,433	4,130	—	70,563	—
U.S. government obligations	127,134	2,701	639	129,196	—
U.S. agency obligations	80,908	5,253	—	86,161	—
Residential mortgage-backed securities	1,152,486	316,650	42,479	1,426,657	14,318
Collateralized debt obligations	44,800	328	1,709	43,419	—
Other asset-backed securities	913,726	23,247	49,317	887,656	—

	5,296,055	577,216	110,138	5,763,133	14,318
Short-term	893,649	173	—	893,822	—
Other	100	—	—	100	—

	6,189,804	577,389	110,138	6,657,055	14,318

Fixed income securities pledged as collateral:
U.S. government obligations	284,033	1,079	368	284,744	—
Residential mortgage-backed securities	2,813	205	—	3,018	—

Total collateralized investments	286,846	1,284	368	287,762	—

Total investments	$6,476,650	$578,673	$110,506	$6,944,817	$14,318

December 31, 2011
Fixed income securities:
Municipal obligations	$1,858,493	$144,989	$483	$2,002,999	$—
Corporate obligations	1,087,629	63,074	23,203	1,127,500	—
Foreign obligations	89,951	4,844	—	94,795	—
U.S. government obligations	107,717	3,847	2	111,562	—
U.S. agency obligations	80,960	5,911	—	86,871	—
Residential mortgage-backed securities	1,119,517	350,816	57,816	1,412,517	20,907
Collateralized debt obligations	48,686	142	2,591	46,237	—
Other asset-backed securities	953,944	53,965	60,101	947,808	—

	5,346,897	627,588	144,196	5,830,289	20,907
Short-term	783,015	57	1	783,071	—
Other	100	—	—	100	—

	6,130,012	627,645	144,197	6,613,460	20,907

Fixed income securities pledged as collateral:
U.S. government obligations	259,401	1,525	124	260,802	—
Residential mortgage-backed securities	2,557	171	—	2,728	—

Total collateralized investments	261,958	1,696	124	263,530	—

Total investments	$6,391,970	$629,341	$144,321	$6,876,990	$20,907

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of March 31, 2012 and December 31, 2011.

Foreign obligations at March 31, 2012 and December 31, 2011 consist primarily of government issued securities which are denominated in Pounds Sterling and held by Ambac UK.

The amortized cost and estimated fair value of investments, excluding VIE investments, at March 31, 2012, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$784,189	$788,333
Due after one year through five years	914,085	955,103
Due after five years through ten years	1,140,063	1,223,801
Due after ten years	1,524,488	1,616,830

	4,362,825	4,584,067
Residential mortgage-backed securities	1,155,299	1,429,675
Collateralized debt obligations	44,800	43,419
Other asset-backed securities	913,726	887,656

	$6,476,650	$6,944,817

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2012:
Fixed income securities:
Municipal obligations.	$2,108	$17	$7,293	$122	$9,401	$139
Corporate obligations	185,885	2,445	131,320	13,410	317,205	15,855
U.S. government obligations	222,333	1,007	—	—	222,333	1,007
Residential mortgage-backed securities	126,752	9,257	111,127	33,222	237,879	42,479
Collateralized debt obligations	25,954	422	9,839	1,287	35,793	1,709
Other asset-backed securities	208,591	1,124	201,573	48,193	410,164	49,317

	771,623	14,272	461,152	96,234	1,232,775	110,506
Short-term	4,599	—	—	—	4,599	—

Total temporarily impaired securities	$776,222	$14,272	$461,152	$96,234	$1,237,374	$110,506

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2011:
Fixed income securities:
Municipal obligations.	$9,359	$309	$14,635	$174	$23,994	$483
Corporate obligations	155,528	6,220	178,861	16,983	334,389	23,203
U.S. government obligations	130,422	126	—	—	130,422	126
Residential mortgage-backed securities	125,826	14,495	105,705	43,321	231,531	57,816
Collateralized debt obligations	33,037	840	12,482	1,751	45,519	2,591
Other asset-backed securities	181,792	8,319	204,855	51,782	386,647	60,101

	635,964	30,309	516,538	114,011	1,152,502	144,320
Short-term	5,773	1	—	—	5,773	1

Total temporarily impaired securities	$641,737	$30,310	$516,538	$114,011	$1,158,275	$144,321

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of March 31, 2012 and December 31, 2011 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. As of March 31, 2012 and December 31, 2011, management has not asserted an intent to sell any securities in an unrealized loss position. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of March 31, 2012, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at March 31, 2012, $294,507 of the total fair value and $63,042 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2011, $268,633 of the total fair value and $77,947 of the unrealized loss related to below investment grade securities and non-rated securities.

Corporate Obligations

Gross unrealized losses on corporate obligations during the three month period ended March 31, 2012 is primarily the result of an increase in credit spreads on life insurers. Of the $13,410 of unrealized losses on corporate obligations greater than 12 months, one security comprises $6,736 of the total. This security, which was purchased in multiple lots, is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 33-51 months. Another security comprises $4,620 of the total. This security, which is an issuance by a large diversified financial services company that has a credit support agreement from its AA-rated parent, has been in an unrealized loss position for 57 months. The unrealized losses on these securities are the result of general credit spread widening since the date of purchase. Given the investment grade ratings, management believes that timely receipt of all principal and interest is probable.

Residential mortgage-backed securities

The gross unrealized loss on mortgage-backed securities during the three month period ended March 31, 2012 is primarily related to Alt-A residential mortgage-backed securities. Of the $33,222 of unrealized losses on mortgage-backed securities for greater than 12 months, $33,168, or 99.8%, is attributable to 16 individual Alt-A securities. These individual securities have been in an unrealized loss position for 51 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices, the recession and weak economic conditions in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than at the time the securities were purchased.

As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities, considering the likelihood of a wide dispersion of possible outcomes to develop cash flow scenarios. Management has contracted consultants to model each of the securities in our portfolio. This approach includes the utilization of market accepted software tools in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. These assumptions are used to project various future cash flow scenarios for each security. The expected future cash flows used to assess impairment are derived by probability-weighting the various cash flow scenarios. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

Other asset-backed securities

The gross unrealized losses on other asset-backed securities during the three month period ended March 31, 2012 is the result of overall risk aversion in the market due to economic uncertainty in the United States and abroad, as well as a flight to higher quality, more liquid investments. Of the $48,193 of unrealized losses on other asset-backed securities greater than 12 months, one security comprises $29,812 of the total. This security, which is secured by lease payments on an IRS facility and is insured by Ambac Assurance, has been in an unrealized loss position for 51 months. The unrealized loss on this security is largely due to the illiquid nature of this structured transaction which does not trade in the broad secondary market. Management believes that the timely receipt of all principal and interest on this position as well as on other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the three month period ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Gross realized gains on securities	$824	$3,609
Gross realized losses on securities	(321)	(862)
Foreign exchange losses	(111)	(297)

Net realized gains	$392	$2,450

Net other–than-temporary impairments(1)	$(3,071)	$(1,713)

(1)	Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

Other-than-temporary impairment charges to earnings were $3,071 and $1,713 for the three month period ended March 31, 2012 and 2011, respectively. These losses primarily resulted from adverse changes to projected cash flows on securities guaranteed by Ambac Assurance and on certain Alt-A residential mortgage-backed securities. On March 24, 2010, OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. Claim payments under Segregated Account policies have remained suspended throughout the three month period ended March 31, 2012. Delays in the estimated timing of resumption of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during the three month period ended March 31, 2012. Further delays in the resumption of claim payments could result in additional other-than-temporary impairment charges in the future. As of March 31, 2012, management has not asserted an intent to sell any securities in an unrealized loss position from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of March 31, 2012 and 2011:

	Credit Impairment
	2012	2011
Balance as of January 1	$201,317	$139,766
Additions for credit impairments recognized on:
Securities not previously impaired	2,609	856
Securities previously impaired	462	857
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—	—

Balance as of March 31	$204,388	$141,479

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

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at March 31, 2012 and December 31, 2011:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Repurchase Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
March 31, 2012:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$858,143	$563,242	$294,901
Cash and securities pledged from its derivative counterparties	—	—	—

December 31, 2011:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$874,987	$564,036	$310,951
Cash and securities pledged from its derivative counterparties	—	—	—

Securities carried at $7,066 and $7,132 at March 31, 2012 and December 31, 2011, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Securities with fair value of $179,339 and $172,880 at March 31, 2012 and December 31, 2011, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a resecuritization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 5, Special Purpose Entities, including Variable Interest Entities for a further description of this transaction.

9. Derivative Instruments

The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists.

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
March 31, 2012
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$201,129
Interest rate swaps	Derivative assets	385,509	Derivative liabilities	185,593
	Derivative liabilities	949	Derivative assets	185,150
Currency swaps	Derivative assets	—	Derivative liabilities	1,574
Futures contracts	Derivative assets	4,564	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	129

Total derivatives held for trading		391,022		573,575

Call options on long-term debt	Derivative assets	67,735	Derivative liabilities	—

Total non-VIE derivatives		$458,757		$573,575

Variable Interest Entities
Currency swaps	VIE—Derivative liabilities	15,634	VIE—Derivative liabilities	89,919
Interest rate swaps	VIE—Derivative liabilities	—	VIE—Derivative liabilities	1,930,259

Total VIE derivatives		$15,634		$2,020,178

December 31, 2011:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$190,653
Interest rate swaps	Derivative assets	411,652	Derivative liabilities	251,303
	Derivative liabilities	30,859	Derivative assets	242,500
Currency swaps	Derivative assets	—	Derivative liabilities	2,423
Futures contracts	Derivative assets	—	Derivative liabilities	627
Other contracts	Derivative assets	—	Derivative liabilities	361

Total derivatives held for trading		442,511		687,867

Call options on long-term debt	Derivative assets	6,055	Derivative liabilities	—

Total non-VIE derivatives		$448,566		$687,867

Variable Interest Entities
Currency swaps	VIE—Derivative liabilities	27,779	VIE—Derivative liabilities	90,857
Interest rate swaps	VIE—Derivative liabilities	—	VIE—Derivative liabilities	2,023,974

Total VIE derivatives		$27,779		$2,114,831

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $7,139 and $47,421 as of March 31, 2012 and December 31, 2011, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $0 as of March 31, 2012 and December 31, 2011.

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income for the three month periods ended March 31, 2012 and 2011, respectively:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income
		March 31, 2012	March 31, 2011
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$(7,222)	$(8,903)
Financial Services derivatives products:
Interest rate swaps	Derivative products	42,185	23,692
Currency swaps	Derivative products	156	(202)
Futures contracts	Derivative products	4,308	(2,568)
Other derivatives	Derivative products	308	82

Total Financial Services derivative products		46,957	21,004

Call options on long-term debt	Other income	61,680	16,725

Variable Interest Entities:
Credit derivatives	Income (loss) on variable interest entities	—	(4,511)
Currency swaps	Income (loss) on variable interest entities	(11,207)	(12,699)
Interest rate swaps	Income (loss) on variable interest entities	93,715	58,829

Total Variable Interest Entities		82,508	41,619

Total derivative contracts		$183,923	$70,445

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

In a small number of transactions, Ambac is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are nine transactions, which are not “pay-as-you-go”, with a combined notional of approximately $191,848 and a net liability fair value of $332 as of March 31, 2012. These transactions are primarily in the form of CLOs written between 2002 and 2005. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at March 31, 2012, include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the net par outstanding for CDS contracts, by Ambac rating, for each major category as of March 31, 2012 and December 31, 2011:

March 31, 2012 Ambac Rating	CLO	Other	Total
AAA	$209,285	$940,559	$1,149,844
AA	6,060,401	933,643	6,994,044
A	1,779,648	2,917,064	4,696,712
BBB(1)	—	511,431	511,431
Below investment grade(2)	—	291,333	291,333

	$8,049,334	$5,594,030	$13,643,364

December 31, 2011 Ambac Rating	CLO	Other	Total
AAA	$297,741	$913,857	$1,211,598
AA	6,193,522	1,248,584	7,442,106
A	1,737,314	2,967,445	4,704,759
BBB(1)	—	518,142	518,142
Below investment grade(2)	—	290,007	290,007

	$8,228,577	$5,938,035	$14,166,612

(1)	BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles.
(2)	Below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

The tables below summarize information by major category as of March 31, 2012 and December 31, 2011:

	CLO	Other	Total
March 31, 2012
Number of CDS transactions	42	22	64
Remaining expected weighted-average life of obligations (in years)	2.5	6.0	3.9
Gross principal notional outstanding	$8,049,334	$5,594,030	$13,643,364
Net derivative liabilities at fair value	$(51,688)	$(149,441)	$(201,129)

	CLO	Other	Total
December 31, 2011
Number of CDS transactions	44	24	68
Remaining expected weighted-average life of obligations (in years)	2.7	6.0	4.1
Gross principal notional outstanding	$8,228,577	$5,938,035	$14,166,612
Net derivative liabilities at fair value	$(54,320)	$(136,333)	$(190,653)

The maximum potential amount of future payments under Ambac’s credit derivative contracts written on a “pay-as-you-go” basis is generally the gross principal notional outstanding amount included in the above table plus future interest payments payable by the derivative reference obligations. For contracts that are not written with pay-as-you-go terms, the maximum potential future payment is represented by the principal notional only. Since Ambac’s credit derivatives typically reference obligations of or assets held by SPEs that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 5, Special Purpose Entities Including Variable Interest Entities.

Changes in fair value of Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income. Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group. As of March 31, 2012, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $50,999 and total notional principal outstanding of $291,333. As of March 31, 2011 there were three CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $22,561 and a total notional principal outstanding of $242,915.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom. As of March 31, 2012 and December 31, 2011 the notional amounts of AFS’s trading derivative products are as follows:

Type of derivative	Notional March 31, 2012	Notional December 31, 2011
Interest rate swaps—receive-fixed/pay-variable	$1,083,238	$1,370,995
Interest rate swaps—pay-fixed/receive-variable	2,518,844	3,798,305
Interest rate swaps—basis swaps	175,835	175,835
Currency swaps	9,561	13,559
Futures contracts	295,000	53,500
Other contracts	118,450	118,930

Derivatives of Consolidated Variable Interest Entities

Certain VIEs consolidated under ASC Topic 810 entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2012 and December 31, 2011 are as follows:

	Notional
Type of VIE derivative	March 31, 2012	December 31, 2011
Interest rate swaps—receive-fixed/pay-variable	$1,755,561	$1,702,113
Interest rate swaps—pay-fixed/receive-variable	4,678,049	4,535,626
Currency swaps	743,814	721,168
Credit derivatives	21,017	20,934

Call Options on Long-Term Debt

Ambac Assurance has certain contractual options to repurchase its surplus notes at a discount to their par value which are considered stand-alone derivatives. The surplus notes are classified under Long-term debt on the Consolidated Balance Sheets. The amount of surplus notes that may be repurchased under these stand-alone options is $500,000 at March 31, 2012 and December 31, 2011. These call options expire on June 7, 2012. The fair value of the options was $67,735 and $6,055 as of March 31, 2012 and December 31, 2011, respectively. Gains of $61,680 and $16,725 from the change in fair value of the call options were recognized within Other income (loss) in the Consolidated Statements of Total Comprehensive Income for the three month periods ended March 31, 2012 and 2011, respectively. The board of directors of Ambac Assurance has approved the exercise of all options to purchase surplus notes issued by Ambac Assurance. The exercise of such options also requires the approval of OCI and the Rehabilitator of the Segregated Account. Ambac Assurance is seeking such approvals. There can be no assurance that such approvals will be obtained.

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

As of March 31, 2012 and December 31, 2011, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $187,988 and $266,626, respectively, related to which Ambac had posted assets as collateral with a fair value of $287,762 and $263,530, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on March 31, 2012, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

10. Income Taxes

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

On February 24, 2012, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI, and the Rehabilitator submitted to the Department of Justice, Tax Division a proposal (the “Offer Letter”) to settle outstanding disputes with the IRS which includes the following terms that Ambac believes will be acceptable to the United States: (i) a payment by Ambac Assurance of approximately $100,000; (ii) a payment by Ambac of approximately $1,900; (iii) Ambac’s consolidated tax group will relinquish its claim to all loss carry-forwards resulting from losses on credit default swap contracts and arising on or before December 31, 2010 to the extent such loss carry-forwards exceed $3,400,000; and (iv) the IRS will be paid 12.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier C (as described in the Amended TSA) and the IRS will be paid 17.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier D (as described in the Amended TSA). Finality of the settlement will require the satisfaction of certain conditions and the approval of the United States, the Bankruptcy Court and the Rehabilitation Court. There can be no assurance that the IRS Settlement will be finalized on the terms described above, if at all, or as to the timing of any such settlement. Nevertheless, this possible settlement has been provided for in accordance with ASC Topic 740, Income Taxes.

In 2011, Ambac settled tax years 2000 through 2010 with New York City for a cash payment of $2,000 and forfeiture of a $1,234 over payment, which was being applied to future tax years.

Ambac’s provision for income taxes charged to income from continuing operations is comprised of the following:

	For the three month period ended March 31,
	2012	2011
Current taxes	$300	$2,350
Deferred taxes	—	—

	$300	$2,350

The total effect of income taxes on net income and stockholders’ equity for the three month period ended March 31, 2012 and the year ended December 31, 2011 is as follows:

	2012	2011
Total income taxes charged to net income	$300	$77,422

Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities	(18,217)	58,597
Valuation Allowance to Equity	18,217	(58,597)

Total charged to stockholders’ equity:	—	—

Total effect of income taxes	$300	$77,422

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of March 31, 2012, the company had a valuation allowance of $3,103,614.

As of March 31, 2012 Ambac has an ordinary U. S. federal net operating tax carryforward of approximately $7,348,824, which if not utilized will begin expiring in 2028 and will fully expire in 2032. As disclosed above, to settle outstanding disputes with the IRS Ambac has proposed to relinquish its claim to all net operating loss carry-forwards resulting from losses on credit default swap contracts arising on or before December 31, 2010 to the extent such net operating loss carry-forwards exceed $3,400,000. The exact amount of the loss carry-forward relinquishment will be determined upon the execution of a closing agreement.

11. Commitments and Contingencies

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

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of Ambac, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits (the “Derivative Actions”) include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, Ambac and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; on June 2, 2009 defendants moved to dismiss the amended complaint; on November 22, 2010, the Court dismissed the consolidated derivative action without prejudice to its renewal when and if the automatic stay provided by the Bankruptcy Code is lifted; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action subsequently moved to intervene in the Southern District of New York derivative action and on May 12, 2009, the motion to intervene was denied; on August 15, 2011, the Delaware Court of Chancery modified the stay to permit the defendants to move for dismissal pursuant to the Bankruptcy Court 9019 Order approving the settlement (discussed further below); on September 27, 2011, defendants moved to dismiss; on December 15, 2011, the Court of Chancery dismissed the Delaware derivative action; one derivative plaintiff, the Police and Fire Retirement System of the City of Detroit (“PFRS”), appealed to the Delaware Supreme Court, which affirmed the Court of Chancery’s dismissal on May 7, 2012; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on January 5, 2010, the New York Supreme Court granted defendants motion to stay the New York Supreme Court action in favor of the Southern District of New York Consolidated Derivative Action; both actions are now listed on the Court’s docket as dismissed.

Pursuant to the terms of a memorandum of understanding entered into on December 9, 2010, on May 4, 2011, Ambac and all of its present or former officers or directors who are defendants in the Securities Class Actions or the Derivative Actions, entered into a stipulation of settlement (the “Stipulation”) with the lead plaintiffs in In re Ambac Financial Group, Inc. Securities Litigation and the named plaintiffs in Tolin v. Ambac Financial Group, Inc. for settlement of both of the Securities Class Actions. The Stipulation provides that the claims of the putative plaintiff classes, among other claims, will be settled for a cash payment of $27,100. Certain of the insurance carriers who provided directors and officers’ liability coverage to Ambac’s present and former officers and directors for the period July 2007-July 2009 have agreed to pay $24,600 of the settlement, pursuant to a separate agreement entered into between Ambac, the present or former officers or directors who are defendants in the Securities Class Actions or the Derivative Actions, and those insurance carriers. Ambac has agreed to pay $2,500 of the settlement and previously deposited that amount into an escrow account (classified as Restricted Cash on the Consolidated Balance Sheet since these amounts are held in escrow). Lead and named plaintiffs in the Securities Class Actions, on behalf of themselves and all other members of the settlement class, have agreed to releases of claims against, among others, Ambac and the present or former officers or directors who are parties to the Stipulation. The settlement provided for in the Stipulation is subject to various conditions, including, among others, approval by the United States District Court for the Southern District of New York and approval by the Bankruptcy Court of Ambac’s entry into the settlement and of certain releases and bar orders that would release and bar claims (among others) by or on behalf of Ambac, including by any shareholder or creditor of Ambac purportedly acting derivatively on behalf of Ambac, against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted in any of the Securities Actions or any of the Derivative Actions. The Stipulation further provides that nothing in the Stipulation shall be deemed an admission by any defendant of any fault, liability, or wrongdoing. The above description of terms of the Stipulation is qualified in its entirety by reference to the text of the Stipulation, which was filed in In re Ambac Financial Group, Inc. Securities Litigation on May 6, 2011. On May 19, 2011, the Bankruptcy Court entered an order lifting the automatic stay pursuant to section 362 of the Bankruptcy Code to permit inter alia the settling parties to seek preliminary approval of the settlement in the District Court. On June 14, 2011, the District Court entered an order preliminarily approving the settlement. On July 19, 2011, the Bankruptcy Court granted the Debtor’s motion pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019 approving the Stipulation and related agreements and the Debtor’s entry into the Stipulation and related agreements and performance of all of its obligations thereunder. The Bankruptcy Court’s order also approved certain releases and bars that will, upon the effective date of the settlement, release and bar claims (among others) by or on behalf of Ambac, including by any shareholder or creditor of Ambac purportedly acting derivatively on behalf of Ambac, against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted in any of the Securities Actions or any of the Derivative Actions. On July 25, 2011, the Debtor sought by Notice of Presentment to enter an amended order pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019. Certain objections were filed on behalf of putative shareholders who were plaintiffs in the derivative actions in the Delaware Court of Chancery or the Southern District of New York, including the Police and Fire Retirement System of the City of Detroit (“PFRS”) (one of the plaintiffs in the Delaware Court of Chancery). Hearings on the proposed amended order were held before the Bankruptcy Court on August 10, 2011 and September 8 and 9, 2011. On September 13, 2011, the Bankruptcy Court entered the amended order pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019, approving the Stipulation and related agreements and the Debtor’s entry into the Stipulation and related agreements and performance of all of its obligations thereunder. On September 23, 2011, the Bankruptcy Court issued an opinion explaining its reasons for entering the amended order and its reasons for overruling the objections filed on behalf of putative shareholders who are or were plaintiffs in the derivative actions in the Delaware Court of Chancery or the Southern District of New York. On September 28, 2011, the District Court held a settlement hearing to consider the proposed settlement. Counsel for PFRS, the same putative shareholder who had objected in the Bankruptcy Court, also appeared in the District Court and objected to the proposed settlement. The District Court overruled the objection, and on September 28, 2011 entered a judgment approving the class action settlement with Ambac and the individual defendants.

PFRS, the putative shareholder who objected to the proposed settlement in both the Bankruptcy Court and the District Court, is currently pursuing appeals from both the Bankruptcy Court’s amended order and the District Court’s judgment. On September 26, 2011, counsel for PFRS filed a notice of appeal to the District Court from the Bankruptcy Court’s amended order. On October 28, 2011, counsel for PFRS filed a notice of appeal from the District Court’s September 28, 2011 judgment approving the settlement. PFRS’s appeal from the Bankruptcy Court’s amended order was considered first by the District Court, which affirmed the Bankruptcy Court’s amended order on December 29, 2011. On January 4, 2012, PFRS filed a further notice of appeal from the District Court’s order affirming the Bankruptcy Court’s amended order. Thus, as of January 4, 2012, both of PFRS’s appeals were pending before the United States Court of Appeals for the Second Circuit and were docketed as Case Nos. 11-4643 and 12-59. On January 19, 2012, Ambac and the individual defendants-appellees moved to consolidate the two appeals and to expedite the resolution of the consolidated appeal. On January 26, 2012, the Court granted certain relief sought in the motion to consolidate and expedite, and consolidated both appeals under Lead Case No. 11-4643. On March 23, 2012, the Court issued an expedited briefing schedule for the consolidated appeal. Pursuant to the briefing schedule, appellant PFRS filed its opening brief on April 26, 2012 and appellees’ brief is due on or before May 31, 2012. The appeal is scheduled to be heard during the week of June 25, 2012.

Karthikeyan V. Veera v. Ambac Financial Group, Inc., et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010, and amended on September 7, 2010). Plaintiff, a former employee and participant in Ambac’s Savings Incentive Plan (the “Plan”), asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Plan Administrative Committee, the Plan Investment Committee, the Compensation Committee of the Board of Directors of Ambac, and a number of current and former officers and directors of Ambac. This action is purportedly brought on behalf of all persons, excluding defendants and their immediate families, who were participants in the Plan from October 1, 2006 through July 2, 2008 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding Ambac’s financial condition. This ERISA action seeks, among other things, compensatory damages, a constructive trust for amounts by which the fiduciaries allegedly benefited as a result of their breaches, and attorneys’ fees. On October 20, 2010, all of the defendants named in the amended complaint moved to dismiss all of the claims in the amended complaint. In an Opinion and Order issued January 6, 2011, the Court denied the motion to dismiss, but held that the defendants had no “affirmative duty under ERISA to disclose information about the company’s financial condition to plan participants.” On January 18, 2011, Ambac filed an adversary complaint in the Bankruptcy Court against Plaintiff, seeking declaratory relief to confirm the applicability of the automatic stay under Bankruptcy Code section 362(a) to plaintiff’s claims or, alternatively, for injunctive relief under section 105(a) of the Bankruptcy Code to preclude plaintiff from prosecuting his claims pending the effective date of a chapter 11 plan or further order of the Bankruptcy Court. On February 11, 2011, Ambac filed a motion in the adversary proceeding for summary judgment declaring that the protections of the automatic stay apply or should be extended to the claims in the ERISA action and for injunctive relief. Following a hearing on Ambac’s motion on

March 4, 2011, the Bankruptcy Court entered an order granting Ambac’s motion, holding that the automatic stay applied to the ERISA action, but also granted Plaintiff relief from the stay to pursue limited discovery during the extended exclusivity period in Ambac’s Chapter 11 case. On July 15, 2011, plaintiff filed a motion for additional relief from the automatic stay. The Bankruptcy Court denied plaintiff’s motion on July 20, 2011 ordering that the automatic stay shall continue to apply to the ERISA action but granting plaintiff limited relief from the automatic stay in order to permit plaintiff to participate in mediation, which occurred in September 2011. The parties were unable to reach a settlement in September but informal discussions continued through the mediator. Veera filed an objection to Ambac’s Reorganization Plan to the extent the releases in the Reorganization Plan sought to extinguish Veera’s claims against the defendants. On March 13, 2012, Veera and Ambac entered into a stipulation and agreed order resolving Veera’s objection. Pursuant to such Stipulation, Veera and Ambac agreed on certain parameters for discovery and Ambac agreed that the automatic stay could be lifted as it applies to the ERISA action with respect to discovery that Ambac and Ambac Assurance have agreed to provide. On April 10, 2012, defendants filed a motion for partial summary judgment seeking dismissal of all claims based on the defendants’ alleged failure to act on material non-public information. Veera filed an opposition to the motion on April 24, 2012 and the motion was fully briefed on May 4, 2012 and is currently expected to be argued later this month.

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011) (“Olympic Club Complaint”). The Contra Costa Complaint is brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements which failed to disclose the extent of the insurers’ respective exposures to mortgage-backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking the dismissal of each of these complaints on September 17, 2010. The Superior Court of California sustained the demurrer in part, dismissing the causes of actions for breach of the covenant of good faith and fair dealing, negligence, negligent misrepresentation and unjust enrichment with prejudice and dismissing the claim for fraud without prejudice, allowing the Plaintiffs an opportunity to amend their complaints for that cause of action. The demurrers were otherwise overruled. Amended complaints were filed on August 23, 2011. (Further technical amendments to the Contra Costa Complaint and the Olympic Club Complaint were filed on October 21, 2011 to correct a non-substantive error.) Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. (The October 20, 2011 denial applies to the Contra Costa Complaint and the Olympic Club Complaint, both of which were given a technical filing date of October 21, 2011). On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion was held on March 23, 2012. On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. The case will now proceed to a determination whether the conspiracy branch of the complaint can proceed given the requirement of the Anti-SLAPP statute that plaintiff show a probability of success on the merits.

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

On November 9, 2010, Ambac filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds, which resulted from the losses on the CDS portfolio. On the same date, Ambac and the IRS agreed to a stipulation on the record that provides that the IRS would give notice at least 5 business days prior to taking any action against Ambac’s non-debtor subsidiaries in the consolidated tax group that would violate the injunction entered by the Wisconsin Rehabilitation Court, whether or not such injunction is in effect. The stipulation permits the status quo to be maintained from November 9, 2010 until a hearing on the preliminary injunction under Bankruptcy Code section 105(a) barring assessment and collection of the 2003 through 2008 tax refunds by the IRS against Ambac’s non-debtor subsidiaries in the consolidated tax group.

On January 14, 2011, the IRS filed its answer and opposition to Ambac’s motion for Temporary Restraining Order and Preliminary Injunction. As of this date, no hearing on such motion has been scheduled. On January 13, 2011, the IRS filed a motion in the United States District Court for the Southern District of New York (“USDC SDNY”) to withdraw the adversary proceeding from the Bankruptcy Court to the USDC SDNY. Ambac has opposed such motion and no hearing on the motion has been scheduled. On February 1, 2011, Ambac filed a motion with the Bankruptcy Court for Pretrial Conference and for Authorization to Implement Alternative Dispute

Resolution Procedures. The Bankruptcy Court on March 2, 2011 ordered the process of non-binding mediation to begin on or about May 1, 2011. Mediation was held in New York on July 6, 7 and 8, 2011. Mediation continued in New York on September 8 and 9, and October 18 and 20, 2011. The Bankruptcy Court also approved a scheduling order that, pursuant to further stipulation of the parties, required all discovery in the adversary proceeding to be completed by November 2, 2011, dispositive motions to be filed by November 4, 2011, and trial to be scheduled, thereafter, pursuant to further order of the Court. On October 12, 2011, Ambac filed a motion for an order (a) determining that the IRS Claim shall be estimated pursuant to Bankruptcy Code section 502(c), and (b) setting procedures and a hearing date for such estimation inclusive of the determination pursuant to Bankruptcy Code section 505(a) of, among other things, (i) the appropriate method to account for Ambac’s losses on its post-2004 CDS contracts and (ii) whether (A) an ownership change, within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), with respect to Ambac Assurance, or (B) any event that results in neither Ambac Assurance nor any entity that succeeds to the tax attributes of Ambac Assurance being characterized as an includible corporation with the affiliated group of corporations of which Ambac (or any successor thereto) is the common parent, within the meaning of the Tax Code, occurred during the 2010 taxable year as a result of the transactions consummated pursuant to the Settlement Agreement or for any other reason [Docket No. 362] (the “IRS Claim Estimation Motion”). The IRS Claim Estimation Motion was scheduled for hearing on December 13, 2011, but was adjourned pending settlement discussions with the United States.

The IRS has also sought to assert legal rights against Ambac Assurance, as joint and several obligor in respect of any assessment for federal income taxes against the consolidated tax group. On December 8, 2010, the IRS removed the Segregated Account Rehabilitation Proceedings to the United States District Court for the Western District of Wisconsin (the “District Court”). On December 17, 2010, the IRS filed a motion in the District Court to dissolve a supplemental injunction (the “Supplemental Injunction”) that had been entered by the Rehabilitation Court on November 8, 2010 to prevent certain actions by the IRS that could have an adverse effect on the financial condition of the Segregated Account. The Commissioner moved to remand the proceeding back to the Rehabilitation Court, and on January 14, 2011, that motion was granted by the District Court, which found that it lacked subject matter jurisdiction. The IRS has appealed this decision to the United States Court of Appeals for the Seventh Circuit. On February 9, 2011, the IRS filed a complaint and a motion for a preliminary injunction in the District Court seeking, inter alia, to enjoin enforcement against the IRS of the Supplemental Injunction and the Confirmation Order. The District Court dismissed the suit for lack of subject matter jurisdiction on February 18, 2011, and the IRS filed a notice of appeal on February 22, 2011. On August 22, 2011 the Seventh Circuit granted a motion by the IRS to consolidate the two appeals. Briefing on the consolidated appeals concluded on January 24, 2012, but oral argument has not been scheduled. The parties have jointly asked the Seventh Circuit not to schedule oral argument in light of the written settlement offer submitted to the IRS and the Department of Justice, Tax Division, which is described below.

On February 24, 2012, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI, and the Rehabilitator submitted to the IRS and the Department of Justice, Tax Division a proposal (the “Offer Letter”) to settle the IRS Dispute and related proceedings which includes the following terms that Ambac believes will be acceptable to the United States: (i) a payment by Ambac Assurance of $100,000; (ii) a payment by Ambac of $1,900; (iii) the Ambac Consolidated Group will relinquish its claim to all loss carry-forwards resulting from losses on credit default swap contracts and arising on or before December 31, 2010 to the extent such loss carry-forwards exceed $3.4 billion; and (iv) the IRS will be paid 12.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier C and the IRS will be paid 17.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier D (the “IRS Settlement”). Finality of the settlement will require the satisfaction of certain conditions and the approval of the United States, the Bankruptcy Court and the Rehabilitation Court. As a result of the progress made toward a settlement framework, remaining discovery in the case was put on hold pending the parties’ further reports to the Bankruptcy Court. There can be no assurance that the IRS Settlement will be finalized on the terms described above, if at all, or as to the timing of any such settlement. Pursuant to the terms of the Offer Letter, on April 24, 2012 Ambac submitted to the IRS a private letter ruling request (“PLR”) seeking, in part, a favorable ruling from the IRS with respect to rulings under section 382 and section 269 of the Code regarding certain U.S. federal income tax consequences related to Ambac’s bankruptcy plan of reorganization. The IRS Settlement is conditioned on the IRS issuing a favorable ruling on the PLR request.

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

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012). Ambac Assurance alleges claims for fraudulent inducement and breach of contract against EMC and J.P. Morgan Securities Inc., as well as claims against JP Morgan Chase Bank, N.A. as EMC’s successor in interest, arising from the defendants’ misrepresentations and breaches of contractual warranties regarding certain transactions that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendants (described above). Defendants have not yet responded to the complaint.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, filed April 16, 2012). Ambac Assurance alleges breach of contract, fraudulent inducement, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. Defendants have not yet responded to the Complaint.

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

12. Segment Information

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provided financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provided investment agreements, funding conduits, interest rate and currency swaps, principally to clients of the financial guarantee business. Ambac’s reportable segments were strategic business units that offer different products and services. They are managed separately because each business required different marketing strategies, personnel skill sets and technology.

Ambac Assurance guarantees the swap and investment agreement obligations of its Financial Services affiliates. Such premiums are determined as if they were premiums paid by third parties, that is, at current market prices. Additionally, Ambac Assurance provides loans to the Financial Services businesses. Inter-segment revenues include the premiums and investment income earned under those loan agreements.

Information provided below for “Corporate and Other” primarily relates to corporate activities, including interest income on the investment portfolio. Corporate and Other intersegment revenue relates to payments under the Mediation Agreement between Ambac Financial Group and Ambac Assurance. For additional information on the Mediation Agreement, please refer to Note 1. The following table is a summary of financial information by reportable segment as of and for the three months ended March 31, 2012 and 2011:

Three months ended March 31,	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations		Total Consolidated
2012:
Revenues:
Unaffiliated customers	$269,827	$54,252	$57	$		$324,136
Intersegment	1,499	(1,443)	645		(701)	—

Total revenues	$271,326	$52,809	$702		$(701)	$324,136

Pre-tax loss from continuing operations:
Unaffiliated customers	$206,287	$51,670	$(4,335)		$—	$253,622
Intersegment	1,027	(1,355)	328		—	—

Pre-tax loss from continuing operations	$207,314	$50,315	$(4,007)		$—	$253,622

Total assets	$26,183,305	$1,146,877	$42,702		$—	$27,372,884

2011:
Revenues:
Unaffiliated customers	$175,011	$28,195	$77		$—	$203,283
Intersegment	22,679	(22,605)	—		(74)	—

Total revenues	$197,690	$5,590	$77		$(74)	$203,283

Pre-tax loss from continuing operations:
Unaffiliated customers	$(815,081)	$23,390	$(25,205)		$—	$(816,896)
Intersegment	21,290	(21,826)	536		—	—

Pre-tax loss from continuing operations	$(793,791)	$1,564	$(24,669)		$—	$(816,896)

Total assets	$25,895,317	$1,447,059	$67,928		$—	$27,410,304

Included in the table above are revenues from unaffiliated customers for the three months ended March 31, 2012 relating to net investment income of $105,261 for Financial Guarantee, $6,799 for Financial Services and $57 for Corporate and Other, compared with $71,665, 4,726 and $77 for Financial Guarantee, Financial Services and Corporate and Other, respectively, for the three months ended March 31, 2011. Included in the line item pre-tax loss from continuing operations—unaffiliated customers for the first quarter of 2012 is interest expense, of which $32,049 is for Financial Guarantee, $1,790 for Financial Services and $0 for Corporate and Other, compared to the first quarter of 2011 with $28,069, $2,191 and $0 for Financial Guarantee, Financial Services and Corporate and Other, respectively. Interest expense for Financial Guarantee relates to the interest accrued on surplus notes and interest from a secured borrowing on a variable interest entity, and Financial Services relates to the interest on investment agreements.

The following tables summarize gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment, by location of risk for the three months ended March 31, 2012 and 2011:

Three months ended March 31,	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives
2012
United States	$(92,724)	$72,985	$(3,451)
United Kingdom	6,414	15,041	(3,624)
Other international	(6,284)	6,924	(147)

Total	$(92,594)	$94,950	$(7,222)

2011
United States	$(144,266)	$71,481	$(7,199)
United Kingdom	(7,269)	10,933	(682)
Other international	(8,676)	9,385	(1,022)

Total	$(160,211)	$91,799	$(8,903)

13. Future Application of Accounting Standards and Adoption of New Accounting Standards

Future Application of Accounting Standards:

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

Adoption of New Accounting Standards:

“Effective January 1, 2012, Ambac adopted ASU No. 2011-05, Presentation of Comprehensive Income. Upon the adoption of this ASU, Ambac presented the components of net income and other comprehensive income in a single continuous statement within the Consolidated Statements of Total Comprehensive Income. Components of other comprehensive income are no longer included within the Consolidated Statements of Stockholders’ Equity.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

In this Quarterly Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may”, or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2011 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q.

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac Financial Group, Inc. (“Ambac” or the “Company”) management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) a plan of reorganization under Chapter 11 will not be consummated; (2) if Ambac is not successful in consummating a plan of reorganization under Chapter 11, it is likely it would have to liquidate pursuant to Chapter 7; (3) the impact of the bankruptcy proceeding on the holders of Ambac securities; (4) our dispute with the United States Internal Revenue Service may not be satisfactorily resolved; (5) the unlikely ability of Ambac Assurance Corporation (“Ambac Assurance”) paying dividends to Ambac in the foreseeable future; (6) adverse events arising from the Segregated Account Rehabilitation Proceedings, including the failure of the injunctions issued by the Wisconsin Rehabilitation Court to protect the Segregated Account and Ambac Assurance from certain adverse actions; (7) litigation arising from the Segregated Account Rehabilitation Proceedings; (8) decisions made by the Rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders; (9) potential of a full rehabilitation proceeding against Ambac Assurance or material changes to the Segregated Account Rehabilitation Plan, with resulting adverse impacts; (10) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries or future commutations included in our reserves; (11) adverse developments in our portfolio of insured public finance credits; (12) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (13) risks relating to determination of amount of impairments taken on investments; (14) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (15) market spreads and pricing on insured collateralized loan obligations (“CLOs”) and other derivative products insured or issued by Ambac or its subsidiaries; (16) Ambac’s financial position and the Segregated Account Rehabilitation Proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (17) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (18) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, pooled student loan securitizations, CLOs, public finance obligations and exposures to reinsurers; (19) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (20) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (21) factors that may influence the amount of installment premiums paid to Ambac, including the continuation of the moratorium with respect to claims payments as a result of Segregated Account Rehabilitation Proceedings; (22) changes in prevailing interest rates; (23) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance, to the portion of our credit enhancement business which is executed in credit derivative form; (24) changes in accounting principles or practices that may impact Ambac’s reported financial results; (25) legislative and regulatory developments; (26) operational risks, including with respect to internal processes, risk models, systems and employees; (27) changes in tax laws, tax disputes and other tax-related risks; and (28) other risks and uncertainties that have not been identified at this time.

OVERVIEW

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company, as debtor and debtor-in-possession, filed a Fifth Amended Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be amended, the “Reorganization Plan”). The Bankruptcy Court entered an order confirming the Reorganization Plan on March 14, 2012. Under the Reorganization Plan, Ambac’s debt holders and other creditors will receive all of the equity in the reorganized company. Additionally, the Reorganization Plan sets forth the revised capital structure of a newly reorganized Ambac and provides for corporate governance subsequent to emergence from bankruptcy.

Ambac Assurance is Ambac’s principal operating subsidiary. Ambac Assurance is a financial guarantee insurer which provided financial guarantees and financial services to clients in both the public and private sectors around the world. In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin. Ambac Assurance is not, itself, in rehabilitation proceedings.

Through its financial services subsidiaries, Ambac provided financial and investment products, including investment agreements, funding conduits, interest rate and currency swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. The interest rate swap and investment agreement businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

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

Critical accounting policies are considered critical because they place significant importance on management to make difficult, complex or subjective estimates regarding matters that are inherently uncertain. Financial results could be materially different if alternative methodologies were used or if management modified its assumptions or estimates. Management has identified (i) the accounting for loss and loss expenses of non-derivative financial guarantees, (ii) the valuation of financial instruments, including the determination of whether an investment impairment is other-than-temporary and the (iii) valuation allowance on deferred tax assets, as critical accounting policies. This discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and notes thereon included elsewhere in this report. We have discussed with the Audit Committee management’s assessment of such critical accounting policies, the reasons why they are considered critical, and how current and anticipated future events impact those determinations. The Company’s critical accounting policies and estimates are as follows:

Losses and Loss Expenses of Non-derivative Financial Guarantees:

The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including variable interest entites (“VIEs”), for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.

ASC Topic 944, Financial Services—Insurance provides guidance for financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of claim liabilities (i.e. loss reserves). Under ASC Topic 944, a loss reserve is recorded on the balance sheet for the excess of (a) the present value of expected losses, over (b) the unearned premium reserve (“UPR”) for that contract. Expected losses represent projected net cash flows and are defined as the expected future claims to be paid under an insurance contract plus the impact of potential settlement outcomes upon future installment premiums, less potential recoveries. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve estimate in subsequent periods are recorded as a loss and loss expense on the Consolidated Statements of Total Comprehensive Income. For those policies where the potential recovery is less than the expected future claims, the resulting net cash outflow is recorded as a “Loss and loss expense reserve” liability. For those policies where losses have been paid, but not yet recovered, the potential recovery may be greater than the expected future claims and the resulting net cash inflow is recorded as a “Subrogation recoverable” asset.

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee insurance portfolio. Active surveillance of the insured portfolio enables Ambac’s surveillance group to track credit migration of insured obligations from period to period and update internal credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) risk classification, while adversely classified credits are assigned a risk classification of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection and loss mitigation efforts could cause an increase in delinquencies and potential defaults of the underlying obligations. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and default-related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from pool’s securitized assets, and (iii) other asset disposition strategies and timelines.

The population of credits evaluated in Ambac’s loss reserve process are (i) all adversely classified credits and (ii) non-adversely classified credits which had an internal Ambac credit rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and were established and approved by Ambac’s senior management. For certain credit exposures, Ambac’s additional monitoring; loss remediation efforts and probabilities of potential settlement outcomes may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, the loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity, as well as the potential for additional remediation activities.

The second approach entails the use of more precise estimates of future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation. Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or external models to project future claim payment estimates. We have utilized external models for residential mortgage-backed and student loan exposures. In general, these tools use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance an insured issue and/or Ambac’s ability to execute a potential settlement (i.e. commutation) of the insurance policy, inclusive of the impact on future installment premiums. The methodology used to estimate the most substantial amount of the potential recovery component of expected losses is further described in the “RMBS Representation and Warranty Subrogation Recovery” section below.

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

As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. The performance and loss reserves for many transactions (such as many public finance exposures) are derived from the issuer’s obligation to pay. The performance and loss reserves of other transactions such as most structured finance exposures including RMBS have no direct issuer support and therefore are derived from the default activity and loss given default of collateral supporting the transactions. Many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves as well as our ability to execute commutations. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Reinsurance recoveries do not have a significant effect on loss reserve volatility because Ambac has little exposure ceded to reinsurers and has received collateral from the majority of its reinsurers.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to certain bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The bond types that have experienced the most significant claims are residential mortgage-backed securities (“RMBS”), student loan securities and collateralized debt obligations (“CDOs”). These three bond types represent 92% of our ever-to-date insurance claims presented with RMBS comprising 88% of our ever-to-date claims payments.

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) related to policies in Ambac’s loss reserves on credits at March 31, 2012:

($ in millions)	Number of credits	Gross par outstanding	Gross Loss Reserves(2)
RMBS	176	$16,779	$4,410
Student Loans	64	5,981	1,109
All other credits	95	5,865	739
Loss adjustment expenses	n.a.	n.a.	147

Totals	335	$28,625	$6,405	(1)

(1)	Ceded Par Outstanding and ceded loss reserves are $1,287 and $155, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.
(2)	Loss reserves of $6,405 are included in the balance sheet in the following line items: Loss and loss expense reserve—$6,924 and Subrogation recoverable—$519.

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies its insured first-lien RMBS exposure principally into two broad credit risk classes: mid-prime (including Alt-A, interest only, and negative amortization) and sub-prime. Mid-prime loans were typically made to borrowers who had stronger credit profiles relative to sub-prime loans, but weaker than prime loans. Compared with mid-prime loans, sub-prime loans typically had higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The mid-prime category includes:

•

Loans with specific payment features that afforded borrowers the option to have lower payments in the early years with potential resets after several years. For example, so-called interest only loans have monthly payments comprised of interest but no principal. So called negative amortization loans permit borrowers to defer interest and principal in the early years and then make higher payments in the period after the reset. Both types may also have lower interest rates in the early years. Future increases in monthly payments, commonly called payment shock, raise the probability of delinquencies and defaults given the decline in house prices over the past few years.

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

RMBS transaction-specific behavior is analyzed on a risk-priority basis. We employ a screening tool to assess the sufficiency of credit enhancement remaining in a transaction, as well as other adverse credit data that may identify deterioration. Transactions which are experiencing escalating delinquencies and increasing loss severities and/or which are experiencing declining levels of subordination or overcollateralization relative to collateral losses are identified as underperforming. For underperforming transactions, historical collateral performance is examined and future collateral performance and cash flows are projected and evaluated. These underperforming transactions are then included in an adversely classified credit list and assigned a credit classification consistent with the degree of underperformance.

Methodology for Projecting Expected Losses in our RMBS Portfolio

For the first three quarters of 2011, we determined expected losses by using (i) an internal roll-rate model to project losses for our second-lien transactions; (ii) and a licensed third-party multi-scenario stochastic (Monte Carlo) cash flow model (“stochastic model”) to project losses for our first-lien transactions; and (iii) a licensed statistical regression model (“regression model”) to develop estimates of projected losses for both our second and first-lien transactions. As of the quarter ending December 31, 2011, we discontinued the use of both the stochastic model and the internal roll-rate model and utilized the regression model to develop estimates of projected losses.

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

The regression model is subject to ongoing refinements resulting from industry research and performance that better inform model assumptions, enhanced model capabilities and other factors. A new release of this model was implemented in the first quarter of 2012 and includes, among other enhancements, improved treatment of borrowers’ payment history to better reflect our belief that borrowers with strong payment history will experience lower default rates than borrowers with poor payment history.

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

Second-Lien

The regression model estimates mortgage loan collateral performance, the effect of such collateral cash flows within the transaction waterfall and the liability structure we insure. Collateral performance is frequently modeled at the deal level given the paucity of mortgage loan level data for second-lien transactions. Without specific loan-level information, the deal-level approach processes a loan pool as if it were a single loan, selecting certain aggregated deal-level characteristics to then perform a statistical analysis using a multinomial logistic regression model. We use three home price appreciation (“HPA”) projection scenarios to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with significantly lower probabilities to the stress and upside cases. This deal-level approach of the regression model takes a relatively complicated monthly cash flow and simplifies it into two parts: a borrower-behavior-dependent stage and a servicer-behavior-dependent stage. The borrower stage is designed to forecast the probability of a loan’s present delinquency status transitioning to any of eight future statuses. Through the borrower-behavior-dependent stage, at any given monthly period, a loan can take on one of the following eight statuses: current, 30, 60, 90, 120, 150, 180+ days delinquent, or prepaid. The deal-level approach calculates defaults using a roll-rate that evaluates the possible future state of a set of loans based on its current status and three variables: average FICO (credit score), average current consolidated loan to value ratio (“CLTV”), and an overall quality indicator. The servicer-behavior-dependent stage of the regression model governs a loan’s life cycle after it reaches 180 or more days delinquent. This stage evaluates the servicer’s propensity to foreclose or pursue a short sale, the speed of the foreclosure process, and the speed of the post-foreclosure distressed property liquidation. The transition probabilities between advanced delinquency and foreclosure, foreclosure and REO, and finally REO and ultimate liquidation are assumed by the model to depend upon how long a loan has already been in a particular status, as well as on the servicer and on state-specific liquidation timeline factors.

The internal roll-rate model used until third quarter 2011 observes trends in delinquencies, defaults, loss severities and prepayments and extrapolates ultimate performance from this data on an individual transaction basis (and their component pools where they exist). As more information (performance and other) accumulates for each underperforming transaction we were able to update assumptions in this model to reflect these changes. In employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate was adjusted each period to reflect current performance. The key inputs for this model were prepayment rates and loss severity. Voluntary prepayments have declined, driven by negative HPA, an impaired mortgage market, and borrowers’ inability to prepay balances. In our opinion, these factors will not improve in the foreseeable future and thus we generally projected recent trends into the future. This resulted in projected prepayment rates in the 2% to 5% range. We estimated loss severities between 100% and 105% as we expected complete write-offs of mortgage loans exacerbated by carrying costs. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ day delinquency categories all the way through to charge-off. We used this data in the internal roll-rate model to project a default curve for the life of the transaction.

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

Mortgage insurance: Six of our mortgage-backed transactions have pool-level mortgage insurance remaining. Pool mortgage insurance is a master policy issued to the mortgage securitization trust, which indemnifies the trust either on a first loss or mezzanine basis in the event that covered mortgage loans in the trust default. The mortgage insurance master policy specifies the particular characteristics and conditions of each individual loan within the mortgage trust that is subject to coverage. The policy also includes various conditions including exclusions, conditions for notification of loans in default and claims settlement. We have noted with regard to these transactions that payment by mortgage insurers of claims presented by the mortgage trusts has been inconsistent; resulting in higher claims presented under Ambac Assurance’s financial guarantee policies. As a result, the impact of mortgage insurance on our loss reserve estimate is negligible.

Government programs: In May of 2009, the Federal Government initiated the Home Affordable Modification Plan (HAMP) which allows servicers to modify loans. After determining a borrower’s eligibility, a servicer can take a series of steps to reduce the monthly mortgage payment. HAMP is applicable to the Ambac-wrapped transactions serviced by the servicers that have signed servicer participation agreements to modify loans under HAMP. Based on the activity HAMP offers and indications from government published sources that suggest this program is unlikely to have a material impact on Ambac-wrapped transactions, beginning in the third quarter of 2011 we no longer assumed any impact for HAMP on our first-lien portfolio. At December 31, 2010, Ambac’s first-lien stochastic model assumed that 0.5% of HAMP-eligible loans will be modified monthly for 24 months for Ambac portfolios serviced by HAMP participating servicers. During the first half of 2011 we reduced the impact of HAMP modifications to reflect the reported performance of HAMP. We have not given credit to any other government programs, most of which are targeted to home mortgages that are bank owned, and not in RMBS securitizations.

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

RMBS Representation and Warranty Subrogation Recoveries:

In an effort to better understand the unprecedented levels of delinquencies, Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) high levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. Item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations. Generally, the sponsor of the transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. Refer to Note 6 of the Unaudited Consolidated Financial Statements included Part I, Item 1 of this Form 10-Q for more information regarding representation and warranty subrogation recoveries.

The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of credits, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at March 31, 2012:

($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation recoveries	Gross loss reserve net of subrogation recoveries
Second-lien	20	$2,462	559	—	$559
First-lien-Mid-prime	58	4,286	2,144	—	2,144
First-lien-Sub-prime	40	1,657	202	—	202
Other	13	554	276	—	276

Total Credits Without Subrogation	131	8,959	3,181	—	3,181

Second-lien	24	3,746	1,660	(1,549)	111
First-lien Mid-prime	16	1,830	1,186	(621)	565
First-lien Sub-prime	5	2,244	1,038	(485)	553

Total Credits With Subrogation	45	7,820	3,884	(2,655)	1,229

Total	176	$16,779	$7,065	$(2,655)	$4,410

STUDENT LOANS:

Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk as with other types of unguaranteed credits. Private student loans are outside the purview of recent government programs designed to assist borrowers. Recent default data has shown a continued deterioration in the performance of private student loans underlying our transactions. Due to the failure of the auction rate and variable rate markets in 2008, the interest rates on the Ambac insured securities increased significantly to punitive levels pursuant to the terms of the transactions. Such increases have caused the collateralization ratio in these transactions to deteriorate due to negative excess spread and/or the use of principal receipts to pay current interest. Further rating agency downgrades of outstanding auction rate notes has resulted in a step-ups of the interest rate payable on such securities which further accelerate the erosion of the trust estate.

Methodology for Projecting Expected Losses in our Student Loan Portfolio

The calculation of loss reserves for our student loan portfolio involves evaluating numerous factors that can impact ultimate losses. The factor which contributes to the greatest degree of uncertainty in ascertaining appropriate loss reserves is the long time horizon associated with the final legal maturity date of the bonds. Most of the student loan bonds which we insure were issued with original terms of 20 to 40 years until final maturity. Since our policy covers timely interest and ultimate payment of principal, our loss projections must make assumptions for many factors covering a long time horizon. Key assumptions that will impact ultimate losses include but are not limited to the following: collateral performance which is highly correlated to the economic environment, interest rates, operating risks associated with the issuer, servicers, administrators, issuers willingness and ability to refinance, investor appetitive for tendering Auction Rate Securities at a discount and, as applicable, Ambac’s ability and willingness to commute policies.

In evaluating our Student Loan portfolio, losses were projected using either a cash flow or statistical expected loss approach. As noted above, the statistical methodology uses probability of default and loss given default (LGD) under various scenarios to derive at a weighted average loss expectation. The scenarios used under the statistical expected loss approach evaluate each transaction under base case and stress case scenarios. The main drivers in assigning appropriate probabilities to LGDs for each policy includes an analysis of the collateral mix; debt type and interest rates; parity level; enhancement levels and remediation opportunities. We believe the statistical expected loss approach is a more efficient methodology for certain deals in our student loan portfolio, such as (i) deals where collateral loan level data is unavailable (and thus the cash flow model, as more fully discussed below could not be used), and (ii) deals where we do not expect to experience meaningful losses.

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

REASONABLY POSSIBLE ADDITIONAL LOSSES:

RMBS:

It is possible that our loss estimate assumptions for the RMBS insurance policies discussed above could be materially under-estimated as a result of continued deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, inability to execute commutation transactions with insurers and/or investors and/or continued illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be lower than our current estimates of $2,655.4 million if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

We have attempted to identify the reasonably possible additional losses using more stressful assumptions. Different methodologies, assumptions and models could produce different base and reasonably possible additional losses and actual results may differ materially from any of these various modeled results.

In the case of both first and second-lien exposures, the regression model’s reasonably possible stress case assumes a significantly harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at March 31, 2012 could be approximately $901 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2012 and assumes an inability to execute commutation transactions with issuers and/or investors.

Student Loans:

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, inadequate servicing, inability to execute commutation transactions with issuers and/or investors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities and variable rate debt obligations. For student loan credits for which we have an estimate of expected loss at March 31, 2012, the reasonably possible increase in loss reserves from loss reserves at March 31, 2012 could be approximately $1,034 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2012 and assumes an inability to execute commutation transactions with issuers and/or investors.

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

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 83% of our assets and approximately 71% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for several years. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position owned by Ambac, may be significantly different from its recorded fair value. Refer to Note 7 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for discussion related to the transfers in and/or out of Level 1, 2 and 3 fair value categories.

Investment in Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with ASC Topic 320, Investments—Debt and Equity Securities. ASC Topic 320 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments held in the investment portfolios of Ambac and its operating subsidiaries are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 7 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination that the pricing source cannot provide a reasonable value for a security or cannot adequately support a quote, in which case Ambac would resort to using either other quotes or internal models. Results of price challenges are reviewed and approved by senior traders and finance managers. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

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

Ambac’s investment portfolio includes certain securities that are guaranteed by Ambac Assurance. As described further in Note 8 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, future cash flows used to measure credit impairment of Ambac-wrapped bonds represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, which has been confirmed but is not effective and is subject to change, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. However, it is uncertain whether the actual form and amount of claim payments will conform to that set forth in the Segregated

Account Rehabilitation Plan. Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account have not been paid since the commencement of the Segregated Account Rehabilitation Proceedings. The Rehabilitator may seek to effectuate the current Segregated Account Rehabilitation Plan, modify such Plan or modify the injunctions issued by the Rehabilitation Court to allow for the payment of policy claims in such manner and at such times as the Rehabilitator determines to be in the best interest of policyholders. As a result, the date that claim payments will resume is uncertain and estimation of the fair value of future claim payments is highly subjective.

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

VIE Assets and Liabilities:

The financial assets and liabilities of VIEs consolidated under ASC Topic 810, Consolidation consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value with changes in fair value recognized in Income (loss) on variable interest entities of the Consolidated Statements of Total Comprehensive Income. These consolidated VIEs are primarily securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance or Ambac UK. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above.

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

Derivatives:

Ambac’s operating subsidiaries’ exposure to derivative instruments is created primarily through interest rate swaps, US Treasury futures contracts and credit default swaps. These contracts are accounted for at fair value under ASC Topic 815, Derivatives and Hedging. Valuation models are used for the derivatives portfolios, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates (taxable and tax-exempt), credit spreads, default probabilities, recovery rates, comparable securities with observable pricing, and the credit rating of the referenced entities. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market, including the amount that Ambac’s own credit risk impacts the fair value of derivative liabilities. Refer to Note 7 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

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

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of quotes received; including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of March 31, 2012. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date (i.e. the relative change ratio). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. We believe the approach we have developed to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach exhibits the same weakness as other modeling approaches, as it is unclear if we could execute at these values.

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

Financial Guarantees in Force

Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market sector at March 31, 2012 and December 31, 2011. Guaranteed net par outstanding includes the exposures of policies that insure VIEs consolidated in accordance with ASC Topic 810, Consolidation:

($ in millions)	March 31, 2012	December 31, 2011
Public Finance	$170,313	$176,817
Structured Finance	52,201	55,145
International Finance	40,894	40,542

Total net par outstanding	$263,408	$272,504

Included in the above net par exposures at March 31, 2012 and December 31, 2011 are $13,643 and $14,167, respectively, of exposures that were executed in the form of credit derivatives, primarily collateralized loan exposures.

Ratings Distribution

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at March 31, 2012 and December 31, 2011 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at March 31, 2012 and December 31, 2011. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio (1)

	March 31, 2012	December 31, 2011
AAA	1%	1%
AA	24	24
A	43	43
BBB	17	17
BIG	15	15

Total	100%	100%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees.

Summary of Below Investment Grade Exposure

Bond Type	March 31, 2012	December 31, 2011
($ in millions)
Public Finance:
Transportation	$646	$669
Health care	77	79
General obligation	532	492
Tax-backed	753	764
Housing	776	790
Other	1,188	1,137

Total Public Finance	3,972	3,931

Structured Finance:
Residential mortgage-backed and home equity—first-lien	11,223	11,673
Residential mortgage-backed and home equity—second-lien	8,567	8,784
Student loans	7,368	7,728
Structured Insurance	1,657	1,657
Auto Rentals	745	820
Mortgage-backed and home equity—other	578	586
Enhanced equipment trust certificates	401	401
Other	617	639

Total Structured Finance	31,156	32,288

International Finance:
Airports	1,511	1,466
Other	3,470	3,399

Total International Finance	4,981	4,865

Total	$40,109	$41,084

The sections that follow will discuss below investment grade exposures with residential mortgage-backed and student loan exposures.

U.S. residential mortgage-backed securities exposure included in financial guarantee insurance portfolio

Ambac has exposure to the U.S. mortgage market through direct financial guarantees of RMBS. Ambac insures tranches issued in RMBS, including transactions that contain risks to first and second-liens. The following tables provide current gross par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Gross Par Outstanding At March 31, 2012 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Mid-prime(1)	Other(4)
1998-2001	$86.7	$631.4	$5.4	$518.4
2002	41.9	566.2	63.0	17.9
2003	29.6	859.4	428.3	176.1
2004	1,186.6	462.6	733.7	40.2
2005	1,217.1	1,101.8	2,375.9	62.4
2006	2,997.1	788.8	1,529.2	203.3
2007	3,271.7	521.5	2,339.2	287.5

Total	$8,830.7	$4,931.7	$7,474.7	$1,305.8

% of Total RMBS Portfolio	39.2%	21.9%	33.2%	5.7%

	Gross claim liability, before Subrogation Recoveries At March 31, 2012 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Mid-prime(1)	Other(4)
1998-2001	$—	$72.3	$—	$17.2
2002	—	69.3	1.8	—
2003	—	34.5	6.7	—
2004	149.9	38.5	33.3	1.6
2005	291.9	438.9	989.3	21.8
2006	1,462.3	429.6	1,066.8	158.5
2007	383.6	215.4	1,277.7	86.6

Total	$2,287.7	$1,298.5	$3,375.6	$285.7

	Gross Subrogation Recoveries At March 31, 2012 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Mid-prime(1)	Other(4)
1998-2001	$—	$—	$—	$—
2002	—	—	—	—
2003	—	—	—	—
2004	(54.4)	—	—	—
2005	(144.9)	(209.7)	(246.2)	—
2006	(795.0)	(200.8)	(165.6)	—
2007	(554.5)	(75.2)	(209.1)	—

Total	$(1,548.8)	$(485.7)	$(620.9)	$—

	Percent of Related RMBS Transactions’ Gross Par At March 31, 2012
Internal Ambac Credit Rating(2)	Second-Lien	Sub-prime	Mid-prime(1)	Other(4)
AAA	0%	3%	0%	10%
AA	<0.1%	3%	4%	24%
A	1%	5%	1%	13%
BBB(3)	1%	1%	1%	6%
Below investment grade(3)	98%	88%	94%	47%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Ambac Assurance ratings set forth above reflect internal credit ratings as of March 31, 2012, and may be changed at any time based on our internal credit review. Ambac Assurance undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac Assurance or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees.
(3)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac Assurance’s below investment grade category includes transactions on which claims have been submitted.
(4)	Other includes primarily manufactured housing and lot loan exposures.

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

Student loan net par outstanding, excluding debt service reserve funds on Ambac insured obligations:

Issuer Type ($ in millions)	March 31, 2012 Net Par	% of Net Par	December 31, 2011 Net Par	% of Net Par
For-Profit Issuers	$3,267.0	45%	$3,288.5	43%
Not-For-Profit Issuers	4,064.9	55%	4,391.1	57%

Total	$7,331.9	100%	$7,679.6	100%

Collateral for the For-Profit Issuers consists of private loans which are uninsured and do not have any federal guarantee as to defaulted principal and interest. Collateral for the Not-For-Profit Issuers consists of both FFELP and private loans. For the total student loan portfolio, approximately 65% of the collateral backing student loan trusts consists of private loans while the remaining 35% consists of FFELP loans. Private loan defaults have been on the rise since the credit crisis in 2008 began. Elevated unemployment rates, combined with high student loan debt levels will continue to put pressure on borrower’s ability to pay their loans.

The following table represents the student loan net par outstanding by underlying debt type, excluding debt service reserve funds on Ambac insured obligations:

Debit Type ($ in millions)	March 31, 2012 Net Par	% of net Par	December 31, 2011 Net Par	% of net Par
Auction Rate	$4,531.5	62%	$4,644.6	61%
Fixed Rate	399.5	5%	414.9	5%
VRDOs	—	—%	204.6	3%
Floating Rate Notes	2,400.9	33%	2,415.5	31%

Total	$7,331.9	100%	$7,679.6	100%

RESULTS OF OPERATIONS

Ambac follows the accounting prescribed by ASC Topic 852, “Reorganizations”. Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing for, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. Accordingly, the financial results in the prior periods or filed in future filings may not be comparable.

Ambac’s net income was $253.3 million or $0.84 per diluted share, compared to a net loss of ($819.3) million or ($2.71) per diluted share, for the three months ended March 31, 2012 and 2011, respectively. The first quarter 2012 financial results compared to 2011 were primarily positively impacted by (i) a lower provision for loss and loss expenses; (ii) higher gains on variable interest entities; (iii) higher net investment income; (iv) lower reorganization items related to our Chapter 11 bankruptcy filing and (v) higher derivative product and other income.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2012 and 2011 and its financial condition as of March 31, 2012 and December 31, 2011.

Commutations, Terminations and Settlements of Financial Guarantee Contracts. A key business strategy for Ambac is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions via the pursuit of commutations and terminations of financial guarantee insurance contracts, including insurance policies and credit derivative contracts. For three months ended March 31, 2012 and 2011, Ambac executed a number of such transactions as follows:

In the three months ended March 31, 2012, the Segregated Account of Ambac Assurance made a gross cash payment of $17.5 million ($10.5 million net of reinsurance) to commute $204.6 million of net par exposure relating to two student loan transactions.

In the three months ended March 31, 2011, the Segregated Account of Ambac Assurance completed the commutation of two student loan transactions representing $419.9 million of net par exposure, with cash payment of $11.0 million, and the issuance of Segregated Account surplus notes with a par value of $3.0 million.

Net Premiums Earned. Net premiums earned during the three months ended March 31, 2012 were $95.0 million, an increase of 3.5% from $91.8 million for the three months ended March 31, 2011. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Ambac had accelerated earnings of $15.8 million during the first quarter of 2012 versus ($0.1) million in the first quarter of 2011. The net increase in accelerated earnings was driven by an increase in overall volume of calls of Ambac insured debt within the public finance market. Ambac recognizes negative accelerations on polices when the GAAP premiums receivable for the policy exceeds the policy’s unearned premium reserve at termination. Normal net premiums earned exclude accelerated premiums. Normal net premiums earned for 2012 has been negatively impacted by the runoff of the insured portfolio either via transaction terminations, refundings or scheduled maturities. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended March 31,
($ in millions)	2012	2011
Public Finance	$39.0	$42.4
Structured Finance	18.3	29.7
International Finance	21.9	19.8

Total normal premiums earned	79.2	91.9
Accelerated earnings	15.8	(0.1)

Total net premiums earned	$95.0	$91.8

The following table provides a breakdown of accelerated earnings by market sector:

	Three Months Ended March 31,
($ in millions)	2012	2011
Public Finance	$23.0	$4.7
Structured Finance	(7.3)	(5.3)
International Finance	0.1	0.5

Total accelerated earnings	$15.8	$(0.1)

Net Investment Income. Net investment income the three months ended March 31, 2012 was $112.1 million, an increase of 47% from $76.5 million for the three months ended March 31, 2011. The following table provides details by segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
($ in millions)	2012	2011
Financial Guarantee	$105.2	$71.7
Financial Services	6.8	4.7
Corporate	0.1	0.1

Total net investment income	$112.1	$76.5

The increase in Financial Guarantee net investment income in the three months ended March 31, 2012, reflects the benefit of higher yielding assets in the portfolio and a higher average invested asset base compared to the three months ended March 31, 2011. Higher average yields on the portfolio resulted from the shift in the portfolio mix away from tax-exempt municipals toward taxable securities, primarily corporate bonds, taxable municipals and Ambac-insured securities. In addition to the impact of greater holdings of Ambac Assurance guaranteed securities, investment income from such securities in the first quarter 2012 was higher than first quarter 2011 due to the impact of changes in projected cash flows in each period. Favorable changes to projected cash flows increased investment income in the 2012 period, while adverse changes reduced income in the first quarter 2011. The par value of Ambac Assurance-wrapped securities as of March 31, 2012 was $1,297 million compared to $1,136 million at March 31, 2011. The overall size of the Financial Guarantee long-term asset portfolio has grown by approximately $294 million since March 31, 2011, benefiting from the moratorium on claim payments and continuing collection of installment paying financial guarantee premiums and coupon receipts on invested assets.

The increase in Financial Services investment income for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was driven primarily by improved cash flows on certain RMBS securities which had a positive impact on income for the quarter, partially offset by the effects of a smaller portfolio of investments in the investment agreement business. The portfolio decreased primarily as a result of sales of securities to fund repayment of investment agreements as Ambac’s investment agreement obligations were reduced from $717.1 million at March 31, 2011, to $547.3 million at March 31, 2012.

Corporate investment income relates to the investments from Ambac’s investment portfolio.

Net Other-Than-Temporary Impairment Losses. Net other-than-temporary impairment losses recorded in the Consolidated Statements of Total Comprehensive Income include only the credit related impairment amounts to the extent management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis less any current period credit impairment. Non-credit related impairment amounts are recorded in accumulated other comprehensive income on the balance sheet. Alternatively, the non-credit related impairment would be recorded in net other-than-temporary impairment losses in the Consolidated Statements of Total Comprehensive Income if management intends to sell the securities or it is more likely than not the company will be required to sell before recovery of amortized cost less any current period credit impairment. Charges for other-than-temporary impairment losses were $3.1 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively.

As further described in Note 1 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q, on March 24, 2010, OCI commenced the Segregated Account Rehabilitation Proceedings in order to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. The form and timing of future financial guarantee payments will be determined by the Rehabilitator. Claim payments under Segregated Account policies have been suspended since March 24, 2010. Changes in the estimated date of resumption of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during 2012 and 2011. Net other-than-temporary impairments for the three months ended March 31, 2012 and 2011 resulted primarily from adverse changes to projected cash flows on Ambac-wrapped securities stemming from the continued suspension of claim payments as described above and from credit impairments on certain other non-agency RMBS securities. As of March 31, 2012, management has not asserted an intent to sell any securities from its portfolio that are in an unrealized loss position. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Net Realized Investment Gains. The following table provides a breakdown of net realized gains for the three months ended March 31, 2012 and 2011:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2012:
Net gains on securities sold or called	$—	$0.5	$—	$0.5
Foreign exchange losses	(0.1)	—	—	(0.1)

Total net realized (losses) gains	(0.1)	$0.5	—	0.4

March 31, 2011:
Net gains (losses) on securities sold or called	$0.3	$2.5	$—	$2.8
Foreign exchange losses	(0.3)	—	—	(0.3)

Total net realized gains	$—	$2.5	$—	$2.5

Change in Fair Value of Credit Derivatives. The net change in fair value of credit derivatives was a loss of $7.2 million for the three months ended March 31, 2012, compared to a loss of $8.9 million for the three months ended March 31, 2011. The net losses on change in fair value of credit derivatives for both periods resulted from a reduction of the Ambac credit valuation adjustment (“CVA”) to reflect Ambac’s own credit risk in the fair value of credit derivatives partially offset by improvement in reference obligation prices, gains associated with runoff of the portfolio and CDS fees earned. The CVA reductions reflected observed increases in the market value of Ambac Assurance’s direct and guaranteed obligations during the period. Of the change in fair value of credit derivatives reported for the three month periods ended March 31, 2012 and 2011, losses of $33.5 million and $47.2 million, respectively, are attributable to reductions of the Ambac CVA. See Note 7 for a further description of Ambac’s methodology for determining the fair value of credit derivatives.

Realized gains and other settlements on credit derivative contracts were $3.3 million and $5.3 million for the three months March 31, 2012 and 2011, respectively. These amounts represent premiums received and accrued on written contracts plus net losses and settlements paid and payable where a formal notification of shortfall has occurred. There were no losses or settlements included in net realized gains for the three months ended March 31, 2012 or 2011.

Unrealized gains (losses) on credit derivative contracts were ($10.5) million and ($14.2) million in the three months ended March 31, 2012 and 2011, respectively. The net unrealized gains (losses) in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above.

Derivative Product Revenues. Net gains reported in derivative product revenues for the three months ended March 31, 2012 were $47.0 million compared to net gains of $21.0 million for the three months ended March 31, 2011. Results for both periods were driven primarily from mark-to-market gains caused by changes in long-term interest rates during the respective periods. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio (the “macro-hedge”). This additional interest rate sensitivity contributed gains of $49.7 million for the three months ended March 31, 2012 compared to the $16.5 million for the three months ended March 31, 2011. Excluding the impact of the macro-hedge, derivative products revenue resulted in a loss of ($2.7) million and a gain of $4.5 million for the three months ended March 31, 2012 and 2011, respectively, primarily reflecting mark-to-market gains on financial guarantee customer swaps, net of the negative impact of adjustments to the Ambac CVA as described below.

The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate (Ambac “CVA”). Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Changes to the Ambac CVA contributed losses within derivative products revenues of $35.3 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively.

Other Income. Other income for the three months ended March 31, 2012 was $64.8 million, as compared to $28.3 million for the three months ended March 31, 2011. Included within other income are mark-to market gains and losses relating to options to call certain Ambac Assurance surplus notes, non-investment portfolio related foreign exchange gains and losses, deal structuring fees, commitment fees and reinsurance settlement gains (losses). Other income for the three months ended March 31, 2012 primarily resulted from mark-to-market gains of $61.7 million related to Ambac’s option to call up to $500 million par of bank surplus notes. Other income for the three months ended March 31, 2011 includes mark-to-market gains of $16.7 million related to surplus note call option and the impact of the movement in the British Pound and Euro to US Dollar exchange rate upon premium receivables which resulted in a gain of approximately $3.0 million.

The surplus note call options that are free-standing derivatives expire on June 7, 2012. These options are carried as assets on the balance sheet at a fair value of $67.7 million at March 31, 2012. Upon the earlier of exercise or expiration of the options, the asset will be reversed with the change in fair value recognized as a loss in the Consolidated Statement of Total Comprehensive Income. The board of directors of Ambac Assurance has approved the exercise of all options to purchase surplus notes issued by Ambac Assurance. The exercise of such options also requires the approval of OCI and the Rehabilitator of the Segregated Account. Ambac Assurance is seeking such approvals. There can be no assurance that such approvals will be obtained.

Income (loss) on variable interest entities. Income (loss) on variable interest entities for the three months ended March 31, 2012 and 2011 was $15.2 million and ($6.1) million, respectively. Included within Income (loss)

on variable interest entities are income statement amounts relating to VIEs consolidated under ASC Topic 810, including gains or losses attributable to consolidating or deconsolidating VIEs during the period reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. Differences between the net carrying value of the insurance accounts and the carrying value of the consolidated VIE’s net assets are recorded through income at the time of consolidation or deconsolidation.

The gain for the three months ended March 31, 2012 reflects the positive change in the fair value of net assets of consolidated VIEs during the period. The loss for the three months ended March 31, 2011 primarily reflects the loss upon deconsolidation of a transaction.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expenses for the three months ended March 31, 2012 and 2011 were $(2.3) million and $919.6 million, respectively. The net benefit realized for the three months ended March 31, 2012 was driven by lower estimated losses in the first-lien RMBS and student loan portfolios, partially offset by higher estimated losses for public finance credits and loss expense reserves for RMBS credits. Losses for the three months ended March 31, 2011 were driven by higher estimated losses in the first-lien RMBS portfolio, offset by a reduction in estimated losses for the second lien RMBS portfolio, as well as higher expected losses for certain structured insurance, student loan, and transportation credits.

The following table summarizes the changes in the total net loss reserves for three months ended March 31, 2012 and the year ended December 31, 2011:

($ in millions)	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Beginning balance of loss reserves, net of Subrogation recoverable and reinsurance	$6,230.8	$4,424.5
Provision for losses and loss expenses	(2.3)	1,859.5
Losses paid	(35.3)	(308.6)
Recoveries of losses paid from reinsurers	10.0	21.0
Other recoveries, net of reinsurance	32.8	105.7
Other adjustments (including foreign exchange)	12.5	(5.9)
Net deconsolidation of certain VIEs	—	134.6

Ending balance of net loss reserves	$6,248.5	$6,230.8

Refer to Note 5 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of the Form 10-Q for further information on the basis for consolidations and deconsolidations of VIEs.

The losses and loss expense reserves as of March 31, 2012 and December 31, 2011 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,655.4 million and $2,720.2 million, respectively. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 6 of the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further background information on the change in estimated recoveries.

The following tables provide details of net claims presented, net of recoveries received for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
($ in millions)	2012	2011
Net claims presented:
Public Finance	$19.0	$5.3
Structured Finance	363.5	345.1
International Finance	—	—

Total(1)	$382.5	$350.4

(1)	On March 24, 2010 the Rehabilitation Court instituted a claim moratorium on the Segregated Account of Ambac Assurance. As a result, for the period from March 24, 2010 up to and including March 31, 2012, there have been $3,162.4 million of claims presented to Ambac Assurance that have not been paid. Claims presented to the Segregated Account of Ambac Assurance and not paid for the three months ended March 31, 2012 and 2011 were $393.8 million and $357.3 million, respectively.

Please refer to the “Critical Accounting Policies and Estimates—Losses and Loss Expenses of Non-derivative Financial Guarantees” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to the Loss Reserves section located in Note 6 of the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further background information on loss reserves.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three months ended March 31, 2012 and 2011 were $36.5 million and $45.5 million, respectively, a decrease of 20%. Underwriting and operating expenses consist of gross underwriting and operating expenses plus the amortization of previously deferred expenses (included in Financial Guarantee segment). The following table provides details of underwriting and operating expenses by segment for three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
($ in millions)	2012	2011
Underwriting and operating expenses:
Financial Guarantee	$33.8	$42.4
Financial Services	0.8	2.6
Corporate	1.9	0.5

Total	$36.5	$45.5

The decrease in Financial Guarantee underwriting and operating expenses for three months ended March 31, 2012 were primarily due to lower compensation, premises, premium taxes and rating agency fees, partially offset by higher legal costs. The decrease in Financial Services underwriting and operating expenses for the three months ended March 31, 2012 were primarily due to lower compensation costs and legal fees.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisors. During the three months ended March 31, 2012 and 2011 expenses incurred in connection with legal and consulting services provided for the benefit of OCI amounted to $1.0 million and $2.2 million. Future expenses may include a significant amount of advisory costs for the benefit of OCI that are outside the control of Ambac’s management.

Interest Expense. Interest expense includes accrued interest and accretion of the discount on surplus notes issued by Ambac Assurance and the Segregated Account, the interest expense relating to investment agreements, and the interest expense related to a secured borrowing transaction closed in December 2011. The following table provides details for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
($ in millions)	2012	2011
Interest expense:
Surplus notes	$31.5	$28.1
Investment agreements	1.8	2.2
Secured borrowing	0.5	—

Total	$33.8	$30.3

The increase in interest expense on surplus notes resulted from the higher average par amount of surplus notes outstanding during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and to the impact of applying the level yield method as the discount to the face value of the surplus notes accretes over time. Surplus note interest payments require the approval of OCI. On June 1, 2011 OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on the first scheduled interest payment date of June 7, 2011. Such interest was capitalized and the Company is accruing interest on these additional amounts.

The decline in interest expense related to investment agreements stemmed primarily from reductions on outstanding investment agreements, as the carrying value declined to $547.3 million at March 31, 2012 from $717.1 million at March 31, 2011.

Interest expense in the period ended March 31, 2012 includes interest on a $35.6 million (balance of $28.3 million as of March 31, 2012) 6.65% note issued on December 16, 2011. The note is secured by certain Ambac Assurance-wrapped RMBS securities that were deposited into a bankruptcy remote trust. The trusts used to effectuate this transaction qualify as VIEs and are consolidated by Ambac. Interest expense in the three months ended March 31, 2012 was $0.5 million.

Interest was no longer accrued on Ambac’s debt obligations included in Liabilities Subject to Compromise on the Consolidated Balance Sheets after Ambac filed for bankruptcy protection on November 8, 2010. If Ambac had continued to accrue interest on its debt obligations, contractual interest expense would have been $24.2 million and $28.6 million for the three months ended March 31, 2012 and 2011.

Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. Reorganization items in three months ended March 31, 2012 and 2011 were $2.5 million and $24.8 million, respectively, including professional advisory fees of approximately $2.4 million and $10.0 million in 2012 and 2011, respectively. On March 1, 2011, Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) entered into a settlement agreement (the “OSS Settlement Agreement”) to terminate the Company’s office lease with OSS and to settle all claims among the parties. The OSS Settlement Agreement provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for approximately $14.1 million.

Provision for Income Taxes. Income tax expense was $0.3 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively. The income tax expense for the three months ended March 31, 2012 and 2011 relates predominantly to pre-tax profits in Ambac UK’s Italian branch, which can not be offset by losses in other jurisdictions.

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

On March 24, 2010, Ambac Assurance acquiesced to the request of OCI to establish a Segregated Account. Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance and accordingly is subject to all of the filing and statutory reporting requirements of Wisconsin domiciled insurers. The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus reported in Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s account, the Segregated Account, as well as, Ambac Assurance’s equity investment in its subsidiaries.

Ambac Assurance reported statutory capital and surplus of $262.9 million and $495.3 million as of March 31, 2012 and December 31, 2011, respectively. Ambac Assurance, combined with Everspan, reported contingency reserves of $287.9 million and $192.7 million as of March 31, 2012 and December 31, 2011, respectively. Ambac Assurance reported a statutory net loss of $146.9 million and $183.3 million for the three month periods ended March 31, 2012 and 2011, respectively. The primary drivers of the statutory net loss were increases in statutory loss and loss expenses related primarily to RMBS financial guarantee contracts that defaulted during 2012.

Statutory surplus is sensitive to: (i) further credit deterioration on the defaulted credits in the insured portfolio, (ii) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (iii) first time payment defaults of insured obligations, which increases statutory loss reserves, (iv) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (v) reinsurance contract terminations at amounts that differ from net assets recorded, (vi) reductions in the fair value of previously impaired investments or additional downgrades of the ratings on investment securities to below investment grade by the independent rating agencies, (vii) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, and (viii) issuance of surplus notes.

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by Ambac’s Chapter 11 Bankruptcy filing. We believe the consummation of a successful restructuring under Chapter 11 of the Bankruptcy Code is critical to our continued viability and long term liquidity. As with any judicial proceeding, there are risks of unavoidable delay with a Chapter 11 proceeding. Delays in the consummation of a plan would add expense as Ambac may be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, delays, higher than anticipated costs, or unforeseen events may jeopardize its ability to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will likely occur.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $34.0 million at March 31, 2012 (excluding $2.5 million of restricted cash), consummation of the Reorganization Plan and on the residual value of Ambac Assurance. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q), Ambac Assurance is required, under certain circumstances, to make payments to the Company with respect to the utilization of NOLs and to reimburse certain costs and expenses. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore the aforementioned payments and reimbursements will be Ambac’s principal source of funds in the near term. The principal uses of liquidity are the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses and settlements related to pending litigation. Ambac’s liquidity requirements are being funded by cash on hand and reimbursements of a portion of IRS litigation expenses from Ambac Assurance, and any contingencies could cause material additional liquidity strains.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, proceeds from repayment of affiliate loans, claim and reinsurance recoveries and RMBS subrogation recoveries. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus notes principal and interest payments and additional loans to affiliates. Additionally, an exercise of surplus note call options and payment of the IRS Settlement amount may be a potential use of liquidity in 2012. The board of directors of Ambac Assurance has approved the exercise of all options to purchase surplus notes issued by Ambac Assurance. The exercise of such options also requires the approval of OCI and the Rehabilitator of the Segregated Account. Ambac Assurance is seeking such approvals. There can be no assurance that such approvals will be obtained. Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account have not been paid since the commencement of the Segregated Account Rehabilitation Proceedings. The Rehabilitator may seek to effectuate the current Segregated Account Rehabilitation Plan, modify such Plan or modify the injunctions issued by the Rehabilitation Court to allow for the payment of policy claims in such manner and at such times as the Rehabilitator determines to be in the best interest of policyholders. The date of resumption of claim payments is uncertain. Surplus note interest payments require the approval of OCI. On June 1, 2011 OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on the first scheduled interest payment date of June 7, 2011.

Our ability to recover RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $2,718.8 million, beginning in 2013. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially. Similarly, our right to receive installment premium as well as the amount is impacted by the contractual terms of each policy and period in which the insured obligation remains outstanding. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity.

A subsidiary of Ambac Assurance provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurer is required to repay all amounts drawn under the liquidity facility. At March 31, 2012 and December 31, 2011, $8.8 million was drawn on this liquidity facility. On March 26, 2012, the subsidiary received notice that the reinsurance treaty was terminated, as such there will be no further draws on the facility and Ambac Assurance expects full repayment of the $8.8 million in 2012.

Ambac and its affiliates participate in leveraged lease transactions with municipalities, utilities and quasi-governmental agencies (collectively “lessees”), either directly or through various affiliated companies. Assets underlying these leveraged lease transactions involve equipment and facilities used by the lessees to provide basic public services such as mass transit and utilities. Ambac and its affiliates provided one or more of the following financial products in these transactions: (i) credit default swaps, (ii) guarantees of the lessees’ termination payment obligations, (iii) loans, (iv) sureties and (v) investment agreements and payment agreements, both of which serve as collateral to economically defease portions of the lessees’ payment obligations in respect of termination payments.

These transactions expose Ambac to the following risks, primarily as a result of Ambac Assurance’s rating downgrades:

•	Collateral posting requirements due to Ambac Assurance rating downgrade triggering events under certain agreements.

•

Lease events of default and the requirement for a lessee to make a termination payment upon a demand by the lessor. Portions of any termination payments may be funded from the liquidation of the related defeasance collateral (i.e. payment agreements, investment agreements and/or other securities). To the extent a lessee fails to make a required termination payment, Ambac may be required to make a surety bond payment, or a swap settlement, under its guarantee policy or credit default swap, as applicable.

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

Ambac Assurance’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac Assurance rating downgrade triggers at March 31, 2012 and December 31, 2011 was $836.6 million and $844.3 million, respectively. Ambac Assurance’s financial guarantee exposure to these termination payments, net of defeasance collateral was $690.4 million and $699.9 million at March 31, 2012 and December 31, 2011, respectively. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of leveraged lease transactions where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amounted to $1,265.6 million as of March 31, 2012, and $1,454.2 million as of December 31, 2011. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDSs where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payments on investment and repurchase agreement obligations; payments on intercompany loans; payments under derivative contracts (primarily interest rate swaps and US Treasury futures); collateral posting; and operating expenses. Management believes that its Financial Services’ short and long-term liquidity needs can be funded from investment coupon receipts; the maturity of invested assets; sales of invested assets; intercompany loans from Ambac Assurance; and receipts from derivative contracts.

While meaningful progress has been made in unwinding the Financial Services businesses, multiple sources of risk continue to exist. These include further deterioration in investment security market values, additional unexpected draws on outstanding investment agreements, the settlement of potential swap terminations and the inability to replace or establish new hedge positions.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreements and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of March 31, 2012, $361.6 million of contingent withdrawal investment agreements issued to CDOs remained outstanding. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Credit Ratings and Collateral. The significant rating downgrades and withdrawals of ratings of Ambac Assurance by Moody’s and S&P resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $563.2 million in connection with its outstanding investment agreements, including accrued interest, at March 31, 2012.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges most of the related risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post independent amounts of collateral in excess of the amounts needed to cover unrealized losses. Additionally, AFS hedges part of its interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, it would generally result in a return of collateral to AFS in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $295.0 million, including independent amounts, under these contracts at March 31, 2012.

Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.

BALANCE SHEET

Total assets increased by approximately $259.2 million to $27.37 billion at March 31, 2012, primarily as a result of higher consolidated variable interest entity assets. As of March 31, 2012, total stockholders’ deficit was $2.91 billion; at December 31, 2011, total stockholders’ deficit was $3.15 billion. This change was primarily caused by net income for the period, partially offset by a decline in fair value of investment securities during the period.

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

The following table summarizes the composition of Ambac’s investment portfolio at fair value by segment at March 31, 2012 and December 31, 2011:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2012:
Fixed income securities:
Municipal obligations(1)	$1,971.3	$—	$—	$1,971.3
Corporate obligations	1,036.0	112.2	—	1,148.2
Foreign obligations	70.6	—	—	70.6
U.S. government obligations	89.0	40.2	—	129.2
U.S. agency obligations	81.9	4.3	—	86.2
Residential mortgage-backed securities(2)	1,063.5	363.2	—	1,426.7
Collateralized debt obligations	29.6	13.8	—	43.4
Other asset-backed securities	669.1	218.5	—	887.6

	5,011.0	752.2	—	5,763.2
Short-term(1)	848.4	11.5	33.9	893.8
Other	0.1	—	—	0.1

	5,859.5	763.7	33.9	6,657.1

Fixed income securities pledged as collateral:
U.S. government obligations	284.7	—	—	284.7
Residential mortgage-backed securities	3.0	—	—	3.0

	287.7	—	—	287.7

Total investments	$6,147.2	$763.7	$33.9	$6,944.8

Percent total	88.5%	11.0%	0.5%	100%

December 31, 2011:
Fixed income securities:
Municipal obligations(1)	$2,003.0	$—	$—	$2,003.0
Corporate obligations	1,015.6	111.9	—	1,127.5
Foreign obligations	94.8	—	—	94.8
U.S. government obligations	86.2	25.4	—	111.6
U.S. agency obligations	82.6	4.3	—	86.9
Residential mortgage-backed securities	1,054.5	358.0	—	1,412.5
Collateralized debt obligations	31.7	14.5	—	46.2
Other asset-backed securities	669.6	278.2	—	947.8

	5,038.0	792.3	—	5,830.3
Short-term(1)	729.5	18.7	34.9	783.1
Other	0.1	—	—	0.1

	5,767.6	811.0	34.9	6,613.5

Fixed income securities pledged as collateral:
U.S. government obligations	260.8	—	—	260.8
Residential mortgage-backed securities	2.7	—	—	2.7

	263.5	—	—	263.5

Total investments	$6,031.1	$811.0	$34.9	$6,877.0

Percent total	87.7%	11.8%	0.5%	100%

(1)	Includes taxable and tax exempt securities.
(2)	Includes RMBS insured by Ambac Assurance.

The following table represents the fair value of mortgage and asset-backed securities at March 31, 2012 and December 31, 2011 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2012:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$433.8	$241.7	$—	$675.5
RMBS—Second Lien	401.2	—	—	401.2
U.S. Government Sponsored Enterprise Mortgages	86.5	117.1	—	203.6
RMBS—First Lien—Sub Prime	130.4	—	—	130.4
RMBS—First Lien—Prime	11.5	—	—	11.5
Government National Mortgage Association	3.1	4.4	—	7.5

Total residential mortgage-backed securities	1,066.5	363.2	—	1,429.7

Other asset-backed securities
Military Housing	344.6	—	—	344.6
Credit Cards	—	176.5	—	176.5
Structured Insurance	132.4	—	—	132.4
Auto	87.0	32.0	—	119.0
Student Loans	15.9	10.0	—	25.9
Other	89.2	—	—	89.2

Total other asset-backed securities	669.1	218.5	—	887.6

Total	$1,735.6	$581.7	$—	$2,317.3

December 31, 2011
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$443.0	$224.4	$—	$667.4
RMBS—Second Lien	386.8	—	—	386.8
U.S. Government Sponsored Enterprise Mortgages	93.7	128.7	—	222.4
RMBS—First Lien—Sub Prime	126.0	—	—	126.0
RMBS—First Lien—Prime	4.4	—	—	4.4
Government National Mortgage Association	3.3	4.9	—	8.2

Total residential mortgage-backed securities	1,057.2	358.0	—	1,415.2

Other asset-backed securities
Military Housing	376.7	—	—	376.7
Credit Cards	—	176.4	—	176.4
Structured Insurance	123.3	—	—	123.3
Auto	55.6	78.1	—	133.7
Student Loans	16.6	13.6	—	30.2
Other	97.4	10.1	—	107.5

Total other asset-backed securities	669.6	278.2	—	947.8

Total	$1,726.8	$636.2	$—	$2,363.0

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is BB-, as of March 31, 2012 and December 31, 2011. There is additional auto exposure in short term investments of $14.2 million and $7.9 million at March 31, 2012 and December 31, 2011, respectively.

The following table provides the fair value of residential mortgage-backed securities (excluding U.S. Government Sponsored Enterprises and Government National Mortgage Association Mortgages) by vintage and type at March 31, 2012 and December 31, 2011:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
March 31, 2012
2003 and prior	$—	$1.4	$—	$4.1	$5.5
2004	29.2	6.9	—	1.4	37.5
2005	145.5	65.8	11.5	3.7	226.5
2006	186.5	269.3	—	84.5	540.3
2007	314.3	57.8	—	36.7	408.8

Total	$675.5	$401.2	$11.5	$130.4	$1,218.6

December 31, 2011
2003 and prior	$—	$0.5	$—	$4.3	$4.8
2004	29.0	7.1	—	1.3	37.4
2005	135.9	63.7	4.4	3.6	207.6
2006	175.4	254.0	—	83.8	513.2
2007	327.1	61.5	—	33.0	421.6

Total	$667.4	$386.8	$4.4	$126.0	$1,184.6

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor and the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because generally the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. Since the insurance cannot be legally separated from the underlying security, the fair value of the insured securities in the investment portfolio includes the value of any financial guarantee embedded in such securities, including guarantees written by Ambac Assurance. In addition, a hypothetical fair value assuming the absence of the insurance is not readily available from our independent pricing sources.

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2012 and December 31, 2011, respectively:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short term	Total	Weighted Average Underlying Rating(1)
March 31, 2012
Ambac Assurance Corporation	$61.1	$4.6	$1,097.6	$—	$1,163.3	B+
National Public Finance Guarantee Corporation	801.4	80.8	—	—	882.2	A+
Assured Guaranty Municipal Corporation	434.0	162.5	7.0	24.0	627.5	A
Assured Guaranty Corporation	—	—	24.6	—	24.6	CC
Financial Guarantee Insurance Corporation	17.9	—	7.0	—	24.9	BBB+
MBIA Insurance Corporation	—	19.8	3.5	—	23.3	BBB-

Total	$1,314.4	$267.7	$1,139.7	$24.0	$2,745.8	BBB

December 31, 2011
Ambac Assurance Corporation	$59.9	$4.6	$1,123.8	$—	$1,188.3	B+
National Public Finance Guarantee Corporation	816.7	82.4	—	—	899.1	A+
Assured Guaranty Municipal Corporation	447.0	160.2	9.3	24.0	640.5	A
Financial Guarantee Insurance Corporation	17.3	—	7.7	—	25.0	BBB+
Assured Guaranty Corporation	—	—	38.4	—	38.4	CCC+
MBIA Insurance Corporation	—	19.1	3.8	—	22.9	BBB-

Total	$1,340.9	$266.3	$1,183.0	$24.0	$2,814.2	BBB

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody’s. If unavailable, Ambac’s internal rating is used.

The following table provides the ratings distribution of the fixed income investment portfolio at March 31, 2012 and December 31, 2011 by segment:

Rating(1):

	Financial Guarantee	Financial Services	Combined
March 31, 2012:
AAA	28%	54%	31%
AA	30	17	29
A	15	<1	13
BBB	8	6	7
Below investment grade	14	23	15
Not rated	5	—	5

	100%	100%	100%

December 31, 2011:
AAA	25%	57%	29%
AA	33	17	31
A	14	<1	12
BBB	8	5	8
Below investment grade	13	21	14
Not rated	7	—	6

	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

The following table summarizes, for all securities in an unrealized loss position as of March 31, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	March 31, 2012		December 31, 2011
($ in millions)	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Estimated Fair Value(1)	Gross Unrealized Losses(1)
Municipal obligations in continuous unrealized loss for:
0—6 months	$0.1	$—	$4.4	$0.1
7—12 months	2.0	—	5.0	0.2
Greater than 12 months	7.3	0.1	14.6	0.2

	9.4	0.1	24.0	0.5

Corporate obligations in continuous unrealized loss for:
0—6 months	157.3	2.0	139.3	4.1
7—12 months	28.6	0.5	16.2	2.1
Greater than 12 months	131.3	13.4	178.9	17.0

	317.2	15.9	334.4	23.2

U.S. treasury obligations in continuous unrealized loss for:
0—6 months	157.2	0.9	130.4	0.1
7—12 months	65.1	0.1	—	—
Greater than 12 months	—	—	—	—

	222.3	1.0	130.4	0.1

Residential mortgage-backed securities in continuous unrealized loss for:
0—6 months	94.3	3.6	113.4	12.2
7—12 months	32.5	5.7	12.4	2.3
Greater than 12 months	111.1	33.2	105.7	43.3

	237.9	42.5	231.5	57.8

Collateralized debt obligations in continuous unrealized loss for:
0—6 months	—	0.1	33.0	0.8
7—12 months	26.0	0.3	—	—
Greater than 12 months	9.8	1.3	12.5	1.8

	35.8	1.7	45.5	2.6

Other asset-backed securities in continuous unrealized loss for:
0—6 months	99.4	1.1	176.6	8.3
7—12 months	109.2	—	5.2	—
Greater than 12 months	201.6	48.2	204.9	51.8

	410.2	49.3	386.7	60.1

Short term securities in continuous unrealized loss for:
0—6 months	4.6	—	5.8	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	4.6	—	5.8	—

Total	$1,237.4	$110.5	$1,158.3	$144.3

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.

Management has determined that the unrealized losses in fixed income securities at March 31, 2012 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities, including those guaranteed by Ambac Assurance, and a general increase in risk and liquidity premiums demanded by fixed income investors. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no unexpected principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management has no intent to sell these securities; and (d) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. Of the $1,237.4 million that were in a gross unrealized loss position at March 31, 2012, below investment grade securities and non-rated securities had a fair value of $294.5 million and unrealized loss of $63.0 million, which represented 23.8% of the total fair value, and 57.0% of the unrealized loss as shown in the table above. Of the $1,158.3 million that were in a gross unrealized loss position at December 31, 2011, below investment grade securities and non-rated securities had a fair value of $268.6 million and unrealized loss of $77.9 million, which represented 23.2% of the total fair value, and 54.0% of the unrealized loss as shown in the table above.

During the three months ended March 31, 2012 and 2011, there were other-than-temporary impairment write-downs of $3.1 million and $1.7 million, respectively. Other-than-temporary impairment charges to earnings in the three months ended March 31, 2012 and 2011 were due to credit losses on securities guaranteed by Ambac Assurance and on certain Alt-A residential mortgage-backed securities. As a result of the rehabilitation of the Segregated Account, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. As of March 31, 2012, management has not asserted an intent to sell any securities in an unrealized loss position from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in other-than-temporary impairment charges.

The following table summarizes amortized cost and fair value for all securities in an unrealized loss position as of March 31, 2012 and December 31, 2011 by contractual maturity date:

	March 31, 2012		December 31, 2011
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$2.9	$2.8	$2.9	$2.8
Due after one year through five years	2.7	2.7	—	—
Due after five years through ten years	1.9	1.9	15.1	14.9
Due after ten years	2.0	2.0	6.5	6.3

	9.5	9.4	24.5	24.0

Corporate obligations:
Due in one year or less	6.7	6.6	—	—
Due after one year through five years	127.5	126.3	114.3	111.1
Due after five years through ten years	164.6	155.5	189.7	177.3
Due after ten years	34.3	28.8	53.6	46.0

	333.1	317.2	357.6	334.4

U.S. treasury obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	211.5	210.9	130.3	130.2
Due after five years through ten years	11.8	11.4	0.2	0.2
Due after ten years	—	—	—	—

	223.3	222.3	130.5	130.4

Residential mortgage-backed securities	280.4	237.9	289.3	231.5

Collateralized debt obligations	37.5	35.8	48.1	45.5

Other asset-backed securities	459.5	410.2	446.8	386.7

Short term securities	4.6	4.6	5.8	5.8

Total	$1,347.9	$1,237.4	$1,302.6	$1,158.3

Cash Flows. Net cash provided by operating activities was $40.3 million and $82.8 million during the three months ended March 31, 2012 and 2011, respectively. Operating cash flows decreased primarily due to higher interest rate swaps payments during the first quarter of 2012. Future net cash provided by operating activities will be impacted by the level of premium collections, surplus note interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of presented but unpaid claims as a result of the claim moratorium), including payments under credit default swap contracts.

Net cash used in financing activities was ($7.7) million and ($92.1) million during the three months ended March 31, 2012 and 2011, respectively. Financing activities for the three months ended March 31, 2012 and 2011 included a paydown of $7.3 million on available interest entity secured borrowing and repayments of investment and payment agreements of $0.4 million and $89.7 million, respectively.

Net cash (used in) provided by investing activities was ($8.7) million and $7.4 million during the three months ended March 31, 2012 and 2011, respectively.

SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES

Please refer to Note 5, “Special Purpose Entities, Including Variable Interest Entities” of the Unaudited Consolidated Financial Statements, located in Item 1 of this Form 10-Q, for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.

ACCOUNTING STANDARDS

Please refer to Note 13, “Future Application of Accounting Standards and Adoption of New Accounting Standards” of the Unaudited Consolidated Financial Statements, located in Part I, Item 1 of this Form 10-Q for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

RISK MANAGEMENT

Ambac’s principal business strategy is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, commutations of policies, purchases of Ambac-insured obligations and repurchases of surplus notes) and maximizing the return on its investment portfolio. The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategy. As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, Ambac’s risk management practices are qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices. By virtue of a management services contract executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Risk Management group is responsible for all surveillance, remediation and mitigation services provided to the Segregated Account under the supervision of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). Please refer to Risk Management located in Part I, Item 1: Business of the Form 10-K for further discussion of our Risk Management Group.

Credit Risk

Ambac is exposed to credit risk in various capacities including as an issuer of financial guarantees, including credit default swaps, as counterparty to reinsurers, derivative and other financial contracts and as a holder of investment securities.

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

Reinsurance—To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, and (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures. Ambac Assurance held letters of credit and collateral amounting to approximately $338.9 million from its reinsurers at March 31, 2012. The largest reinsurer accounted for 7.1% of gross par outstanding at March 31, 2012.

As of March 31, 2012, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $23,473 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at March 31, 2012 and the reinsurers’ rating levels as of May 4, 2012:

Reinsurers	Rating	Moody’s Outlook	Percentage of total ceded par	Net unsecured reinsurance recoverable (in thousands)(1)
Assured Guaranty Re Ltd	A1	Ratings Under Review	86.23%	$—
Sompo Japan Insurance Inc	A1	Stable	7.42	—
Assured Guaranty Corporation	Aa3	Ratings Under Review	6.35	15,559

Total			100.00%	$15,559

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

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

Interest Rate Risk:

Financial instruments for which fair value may be affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under repurchase agreements, long-term debt, surplus notes and interest rate derivatives. The sensitivity of the fair value of these financial instruments to immediate changes in interest rates at March 31, 2012 is comparable to that at December 31, 2011, as disclosed under “Market Risk” in Part II, Item 7A of Ambac’s 2011 Annual Report filed on March 22, 2012.

Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio (which declines in value as rates increase) and the interest rate swap portfolio (which is positioned to increase in value as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments on the financial guarantee portfolio.

Basis Risk.

Ambac Financial Services (“AFS”) manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and some excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “Macro Hedge”). The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the Macro Hedge position would produce mark-to-market gains or losses of approximately $1.6 million for a 1 basis point parallel shift in USD Libor and US Treasury rates up or down at March 31, 2012. Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1 basis point in relation to taxable interest rates, Ambac would experience a mark-to-market gain or loss of $0.2 million at March 31, 2012. For a 1 basis point parallel shift in USD Libor interest rates versus the US Treasury rate Ambac would experience a mark-to-market gain or loss of $0.002 million March 31, 2012. Each of the amounts above is presenting sensitivity (gain or loss) under the assumption that all other variables remain unchanged. Actual changes in tax-exempt interest rates, and US Libor vs. US Treasury rates, as well as changes in Libor curves for different currencies themselves are correlated. This correlation is taken into account when we produce VaR numbers based on historical changes of all interest rate risk components as discussed below.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the three month period ended March 31, 2012, Ambac’s VaR, for its interest rate swap portfolio (including the Macro Hedge) averaged approximately $41.0 million. Ambac’s VaR ranged from a high of $43.7 million to a low of $38.0 million for the three month period ended March 31, 2012. These VaR measures exclude the impact of changes to the Ambac CVA or counterparty credit risk which could result in larger changes in market value. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

Credit Spread Risk:

Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding credit derivative contracts and investment assets. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligor. Market liquidity and prevailing risk premiums demanded by market participants are also reflected in credit spreads and impact valuations.

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

The following table summarizes the estimated change in fair values on the net balance of Ambac’s net credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at March 31, 2012:

($ in millions) Change in Underlying Spreads	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	$(105)	$(189)	$(294)	$(495)
250 basis point widening	(53)	(94)	(147)	(348)
50 basis point widening	(11)	(18)	(29)	(230)
Base scenario	—	—	—	(201)
50 basis point narrowing	11	17	28	(173)
250 basis point narrowing	45	83	128	(73)
500 basis point narrowing	51	122	173	(28)

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $469.7 million reduction to the credit derivatives liability as of March 31, 2012. At March 31, 2012 the credit valuation adjustment was calculated as 70% of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further information on the measurement of the credit valuation adjustment.

Current yields on certain fixed income securities held in our investment portfolio imply credit spreads that are in some cases greater than 1,100 basis points over LIBOR as of March 31, 2012. These are generally Alt-A and subprime residential mortgage backed securities, some of which are guaranteed by Ambac Assurance. Credit spreads may reflect the non-payment risk of the underlying mortgages, the guarantor or both. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost basis of the securities. Future performance of the mortgages underlying these securities, as well as U. S. residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

Foreign Exchange Risk:

Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, derivative instruments and assets and liabilities of Ambac UK and Ambac’s consolidated VIEs. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of March 31, 2012.

($ in millions)	Change in Foreign Exchange Rates Against U.S. Dollar
	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(89.3)	$(44.6)	$44.6	$89.3

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

Ambac tests critical systems (and their backup), and maintains a disaster recovery site as part of its Disaster Recovery Plan. This remote hot-site facility is complete with user work stations, phone system, data center, internet connectivity and a power generator, capable of serving the needs of the disaster recovery team to support all business operations. The plan, facility and systems are revised and upgraded where necessary, and user tested annually to confirm their readiness.

Legal Risk

Legal risks attendant to Ambac’s businesses include uncertainty with respect to the enforceability of the obligations insured by Ambac and the security for such obligations, as well as uncertainty with respect to the enforceability of the obligations of Ambac’s counterparties, including contractual provisions intended to reduce exposure by providing for the offsetting or netting of mutual obligations. Ambac seeks to remove or minimize such uncertainties through continuous consultation with internal and external legal advisers to analyze and understand the nature of legal risk, to improve documentation and to strengthen transaction structure.

Item 4.	Controls and Procedures.

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

Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and as a result of the previously identified material weakness in internal control relating to the accuracy of inputs to a non-RMBS loss reserve model as described in the 2011 Annual Report on Form 10-K, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, Ambac’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness in internal control over financial reporting, Ambac believes that the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, Ambac’s consolidated financial condition as of March 31, 2012 and December 31, 2011 and consolidated results of operations for the three month periods ended March 31, 2012 and 2011 and consolidated cash flows for the three-month periods ended March 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles (GAAP). In addition, there has been no change in Ambac’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Ambac’s internal control over financial reporting.

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

Part II Other Information

Item 1.	Legal Proceedings.

Please refer to Note 11 “Commitments and Contingencies” of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q for a discussion on legal proceedings against Ambac and its subsidiaries.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Part IV

Item 6.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this report:

1.	Financial Statements

The Unaudited Consolidated Financial Statements included in Part I, Item 1 above are filed as part of this Form 10-Q.

2.	Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated: May 10, 2012	By:	/s/ DAVID TRICK
	Name:	David Trick
	Title:	Senior Managing Director, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.