Form 10-Q
period 2012-06-30
AMBAC FINANCIAL GROUP INC
filed 2012-08-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 1, 2012, 302,436,107 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Part I Financial Information

Item 1.	Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Balance Sheets

(Dollars in Thousands, Except per Share Data)	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $4,945,921 in 2012 and $5,346,897 in 2011)	$5,390,290	$5,830,289
Fixed income securities pledged as collateral, at fair value (amortized cost of $286,115 in 2012 and $261,958 in 2011)	286,660	263,530
Short-term investments (amortized cost of $1,009,868 in 2012 and $783,015 in 2011)	1,010,059	783,071
Other (approximates fair value)	100	100

Total investments	6,687,109	6,876,990
Cash	49,012	15,999
Restricted cash	2,500	2,500
Receivable for securities	112,013	38,164
Investment income due and accrued	42,651	45,328
Premium receivables	1,829,874	2,028,479
Reinsurance recoverable on paid and unpaid losses	169,961	159,902
Deferred ceded premium	197,437	221,303
Subrogation recoverable	442,097	659,810
Deferred acquisition costs	211,907	223,510
Loans	10,153	18,996
Derivative assets	132,914	175,207
Other assets	103,804	104,300
Variable interest entity assets:
Fixed income securities, at fair value	2,162,062	2,199,338
Restricted cash	2,276	2,140
Investment income due and accrued	4,034	4,032
Loans (includes $14,238,273 and $14,126,994 at fair value)	14,446,047	14,329,515
Other assets	5,940	8,182

Total assets	$26,611,791	$27,113,695

Liabilities and Stockholders’ Equity:
Liabilities:
Liabilities subject to compromise	$1,707,411	$1,707,421
Unearned premiums	3,138,275	3,457,157
Losses and loss expense reserve	7,607,663	7,044,070
Ceded premiums payable	98,279	115,555
Obligations under investment agreements	424,840	523,046
Obligations under investment repurchase agreements	18,276	23,500
Current taxes	96,752	95,709
Long-term debt	144,036	223,601
Accrued interest payable	192,984	170,169
Derivative liabilities	394,040	414,508
Other liabilities	94,678	107,441
Payable for securities purchased	5,328	1,665
Variable interest entity liabilities:
Accrued interest payable	3,645	3,490
Long-term debt (includes $14,132,936 and $14,039,450 at fair value)	14,376,872	14,288,540
Derivative liabilities	2,063,809	2,087,052
Other liabilities	282	304

Total liabilities	30,367,170	30,263,228

Stockholders’ deficit:
Preferred stock	—	—
Common stock	3,080	3,080
Additional paid-in capital	2,172,027	2,172,027
Accumulated other comprehensive income	417,593	463,259
Accumulated deficit	(6,598,384)	(6,039,922)
Common stock held in treasury at cost	(410,755)	(411,419)

Total Ambac Financial Group, Inc. stockholders’ deficit	(4,416,439)	(3,812,975)
Noncontrolling interest	661,060	663,442

Total stockholders’ deficit	(3,755,379)	(3,149,533)

Total liabilities and stockholders’ deficit	$26,611,791	$27,113,695

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Total Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Share Data)	2012	2011	2012	2011
Revenues:
Net premiums earned	$103,042	$99,271	$197,992	$191,070
Net investment income	93,836	95,639	205,953	172,107
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(7,492)	(17,793)	(11,803)	(19,506)
Portion of loss recognized in other comprehensive income	5,164	215	6,404	215

Net other-than-temporary impairment losses recognized in earnings	(2,328)	(17,578)	(5,399)	(19,291)
Net realized investment gains (losses)	67,067	(2,528)	67,459	(78)
Change in fair value of credit derivatives:
Realized gains and other settlements	3,073	4,224	6,327	9,547
Unrealized (losses) gains	(10,488)	20,063	(20,964)	5,837

Net change in fair value of credit derivatives	(7,415)	24,287	(14,637)	15,384
Derivative products	(124,091)	(65,595)	(77,134)	(44,591)
Net realized (losses) gains on extinguishment of debt	(177,745)	3,119	(177,745)	3,119
Other income	36,137	9,227	100,930	37,530
Income (loss) on variable interest entities	5,536	2,353	20,756	(3,772)

Total revenues before expenses and reorganization items	(5,961)	148,195	318,175	351,478

Expenses:
Losses and loss expenses	741,411	196,398	739,091	1,116,045
Underwriting and operating expenses	33,567	15,533	70,101	61,000
Interest expense	31,855	31,670	65,694	61,930

Total expenses before reorganization items	806,833	243,601	874,886	1,238,975

Pre-tax loss from continuing operations before reorganization items	(812,794)	(95,406)	(556,711)	(887,497)
Reorganization items	767	6,470	3,228	31,275

Pre-tax loss from continuing operations	(813,561)	(101,876)	(559,939)	(918,772)
(Benefit) provision for income taxes	(211)	542	89	2,892

Net loss	$(813,350)	$(102,418)	$(560,028)	$(921,664)
Less: net (loss) income attributable to the noncontrolling interest	(2,232)	14	(2,230)	47

Loss attributable to common shareholders	$(811,118)	$(102,432)	$(557,798)	$(921,711)

Other comprehensive loss after tax:
Net loss	$(813,350)	$(102,418)	$(560,028)	$(921,664)

Unrealized gains on securities, net of deferred income taxes of $0	36,466	117,081	15,562	192,506
Less: reclassification adjustment for net gain (loss) included in net loss	59,529	(21,094)	55,477	(20,079)
(Loss) gain on foreign currency translation, net of deferred income taxes of $0	(5,324)	(291)	(2,111)	4,093
Amortization of postretirement benefit, net of tax	—	14	(3,792)	725

Total other comprehensive (loss) income, net of tax	(28,387)	137,898	(45,818)	217,403

Total comprehensive (loss) income	(841,737)	35,480	(605,846)	(704,261)
Less: comprehensive (loss) income attributable to the noncontrolling interest:
Net (loss) income	(2,232)	14	(2,230)	47
Currency translation adjustments	(183)	(167)	(152)	(123)

Total comprehensive (loss) income attributable to Ambac Financial Group, Inc.	(839,322)	35,633	(603,464)	(704,185)

Net loss per share attributable to Ambac Financial Group, Inc. common shareholders	$(2.68)	$(0.34)	$(1.84)	$(3.05)

Net loss per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$(2.68)	$(0.34)	$(1.84)	$(3.05)

Weighted-average number of common shares outstanding:
Basic	302,469,196	302,467,255	302,467,762	302,410,881
Diluted	302,469,196	302,467,255	302,467,762	302,410,881

See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest

Balance at January 1, 2012	($3,149,533)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)	$663,442
Net loss	(560,028)	(557,798)						(2,230)
Other comprehensive loss, net of tax	(45,818)		(45,666)					(152)
Stock-based compensation	(664)	(664)
Shares issued under equity plans	664						664

Balance at June 30, 2012	($3,755,379)	($6,598,384)	$417,593	$—	$3,080	$2,172,027	($410,755)	$661,060

Balance at January 1, 2011	$(1,354,228)	($4,042,335)	$291,774	$—	$3,080	$2,187,485	($448,540)	$654,308
Net (loss) income	(921,664)	(921,711)						47
Other comprehensive gain (loss), net of tax	217,403		217,526					(123)
Stock-based compensation	(52,613)	(37,155)				(15,458)
Cost of shares acquired	(35)						(35)
Shares issued under equity plans	37,156						37,156

Balance at June 30, 2011	($2,073,981)	($5,001,201)	$509,300	$—	$3,080	$2,172,027	($411,419)	$654,232

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2012	2011
Cash flows from operating activities:
Net loss attributable to common shareholders	$(557,798)	$(921,711)
Noncontrolling interest in subsidiaries’ earnings	(2,230)	47

Net loss	$(560,028)	$(921,664)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,546	2,186
Amortization of bond premium and discount	(121,602)	(86,333)
Reorganization items	3,228	31,275
Share-based compensation	—	(15,459)
Current income taxes	1,043	901
Deferred acquisition costs	11,603	12,424
Unearned premiums, net	(295,016)	(567,395)
Losses and loss expenses, net	771,247	1,109,365
Ceded premiums payable	(17,276)	(19,563)
Investment income due and accrued	2,677	(496)
Premium receivables	198,605	497,671
Accrued interest payable	53,425	52,743
Net mark-to-market losses (gains)	20,964	(5,837)
Net realized investment (gains) losses	(67,459)	78
Losses (gains) on extinguishment of debt	177,745	(3,119)
Other-than-temporary impairment charges	5,399	19,291
Variable interest entity activities	(20,756)	3,772
Other, net	(129,916)	97,723

Net cash provided by operating activities	35,429	207,563

Cash flows from investing activities:
Proceeds from sales of bonds	427,281	240,418
Proceeds from matured bonds	521,807	362,668
Purchases of bonds	(448,691)	(464,175)
Change in short-term investments	(226,988)	(74,786)
Loans, net	8,843	(104)
Change in swap collateral receivable	26,391	(52,260)
Other, net	(7,343)	4,146

Net cash (used in) provided by investing activities	301,300	15,907

Cash flows from financing activities:
Paydown of variable interest entity secured borrowing	(10,636)	—
Proceeds from issuance of investment and repurchase agreements	—	26
Payments for investment and repurchase agreement draws	(104,634)	(213,174)
Payments for extinguishment of long-term debt	(188,446)	—
Net cash collateral received	—	(2,440)

Net cash used in financing activities	(303,716)	(215,588)

Net cash flow	33,013	7,882
Cash at January 1	15,999	9,497

Cash at June 30	$49,012	$17,379
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1,991
Interest on variable interest entity secured borrowing	$927	$—
Interest on investment agreements	$4,570	$4,362
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$6,956	$11,725

Supplemental disclosure of noncash financing activities:

In March 2011, the Segregated Account of Ambac Assurance issued surplus notes in connection with the commutation of two student loan transactions with a par value of $3,000 and in May, 2011, the Segregated Account issued junior surplus notes with a par value of $36,082 in connection with an office lease settlement.

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

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010 (the “Petition Date”), Ambac filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company, as debtor and debtor-in-possession, filed a Fifth Amended Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be amended, the “Reorganization Plan”). The Bankruptcy Court entered an order confirming the Reorganization Plan on March 14, 2012. Under the Reorganization Plan, Ambac’s debt holders and other creditors will receive all of the equity in the reorganized company. Therefore, if the Reorganization Plan is consummated, our existing common stock will be cancelled and extinguished and the holders thereof would not be entitled to receive, and would not receive or retain, any value on account of such equity interests. Additionally, the Reorganization Plan sets forth the revised capital structure of a newly reorganized Ambac and provides for corporate governance subsequent to emergence from bankruptcy.

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

The Segregated Account Rehabilitation Plan has not been made effective and is subject to modification. Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account have not been paid since the commencement of the Segregated Account Rehabilitation Proceedings. Net par exposure as of June 30, 2012 for policies allocated to the Segregated Account was $32,156,856. The Rehabilitator may seek to effectuate the current Segregated Account Rehabilitation Plan, modify such Plan or modify the injunctions issued by the Rehabilitation Court to allow for the payment of policy claims in such manner and at such times as the Rehabilitator determines to be in the best interest of policyholders. On May 16, 2012, the Rehabilitator filed a motion seeking approval from the Rehabilitation Court to make partial interim policy claim payments to Segregated Account policyholders. A hearing in the Rehabilitation Court relating to such motion was held on June 4, 2012, and on that date the Rehabilitation Court approved the motion. As a result, the Segregated Account will, upon the direction of the Rehabilitator, begin paying 25% of each permitted policy claim that has arisen since the commencement of the Segregated Account Rehabilitation Proceedings and 25% of each policy claim submitted and permitted in the future. On August 1, 2012, the Rehabilitator promulgated Rules Governing the Submission, Processing and Partial Payment of Policy Claims in Accordance with June 4, 2012 Interim Cash Payment Order (the “Policy Claim Rules”), and filed such document with the Rehabilitation Court, to inform Segregated Account policyholders as to the process governing the submission and approval of policy claims. As a result, holders of policies allocated to the Segregated Account may begin to submit policy claims for partial payment in accordance with the Policy Claim Rules. Policyholders that submit permitted policy claims in any calendar month are eligible to receive 25% of the amount of the policy claim from the Segregated Account on or around the 20th day of the following calendar month. Accordingly, policyholders that submit permitted policy claims during the month of August 2012, in accordance with the Policy Claim Rules, will receive 25% of the amount of each permitted policy claim from the Segregated Account on September 20, 2012. No decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate.

The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio caused downgrades, and ultimately withdrawals of Ambac Assurance’s financial strength ratings from the independent rating agencies. These losses have prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends, and as a result Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account, the terms of its Auction Market Preferred Shares (“AMPS”) and by the terms of the Settlement Agreement entered into on June 7, 2010 by Ambac, Ambac Assurance, Ambac Credit Products, LLC (“ACP”) and counterparties to outstanding credit default swaps with ACP (the “Settlement Agreement”). Based on such restrictions and circumstances, it is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.

Consideration paid by Ambac Assurance under the Settlement Agreement included $2,000,000 in principal amount of newly issued surplus notes of Ambac Assurance (the “Ambac Assurance Surplus Notes”), of which $1,210,821 remain outstanding at June 30, 2012. In June 2012, Ambac Assurance repurchased $500,000 of the Ambac Assurance Surplus Notes for an aggregate cash payment of $100,000 pursuant to a call option agreement entered into with respect to such surplus notes. This call option had been considered a stand-alone derivative and accordingly was carried at fair value as an asset on the Consolidated Balance Sheet. Also in June 2012, Ambac Assurance repurchased an additional $289,179, and accrued interest thereon, of Ambac Assurance Surplus Notes for an aggregate cash payment of $88,446 pursuant to a separate call option agreement entered into with respect to such surplus notes. The acquisition of such surplus notes pursuant to such call option agreements had been approved by OCI and by the Rehabilitator, whose approval was conditioned upon the approval of such transactions by the Rehabilitation Court, which was granted on June 4, 2012. Ambac Assurance had sought approval from OCI and the Rehabilitator to repurchase an additional $150,000 of Ambac Assurance Surplus Notes pursuant to a third call option agreement entered into with respect to such surplus notes, but OCI and the Rehabilitator declined to approve the repurchase of such surplus notes.

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

The Cost Allocation Agreement provides for the allocation of costs and expenses among the Company, Ambac Assurance and certain affiliates. The Mediation Agreement also provides for sharing by the Company and Ambac Assurance of the expenses incurred since November 1, 2010 in connection with the litigation with the United States Internal Revenue Service (“IRS”) described in Note 12.

The Cooperation Agreement Amendment provides for the Rehabilitator to have certain rights with respect to the tax positions taken by the Company as well as the loss reserves, investments and operating actions of Ambac Assurance.

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

Consummation of the Reorganization Plan is subject to the satisfaction or waiver of the following conditions: (i) the Bankruptcy Court shall have entered an order confirming the Reorganization Plan and such order shall have become final in accordance with the Reorganization Plan; (ii) the Bankruptcy Court shall have approved any supplement filed with respect to the Reorganization Plan; (iii) new organizational documents of the Company shall have been effected; (iv) the Company shall have executed and delivered all documents necessary to effectuate the issuance of the common stock and warrants (if applicable) pursuant to the Reorganization Plan; (v) all authorizations, consents and regulatory approvals required, if any, in connection with the consummation of the Reorganization Plan shall have been obtained; (vi) the Stipulation (as defined in Note 12) shall have become effective; (vii) the terms of the IRS Settlement (as defined in Note 12) shall have been approved by OCI, the United States, the Rehabilitation Court, and the Creditors’ Committee, and all conditions to the effectiveness of the IRS Settlement shall have been satisfied; (viii) the IRS Settlement and all transaction documents relating thereto shall have been executed by the parties thereto; (ix) the Bankruptcy Court shall have entered an order pursuant to Bankruptcy Rule 9019 approving the IRS Settlement; (x) the aggregate face amount of allowed and disputed general unsecured claims shall be less than $50,000; (xi) the Rehabilitation Court shall have approved the transactions contemplated by the Mediation Agreement, the Amended TSA, the Cost Allocation Agreement, and the Cooperation Agreement Amendment; (xii) $30,000 shall have been paid or paid into escrow by Ambac Assurance as provided in the Mediation Agreement; (xiii) the Amended TSA, the Cooperation Agreement Amendment and the Cost Allocation Agreement shall have been executed; and (xiv) all other actions, documents, certificates and agreements necessary to implement the Reorganization Plan shall have been effected or executed and delivered to the required parties and, to the extent required, filed with applicable governmental units in accordance with applicable laws. Of the conditions enumerated above, the following have been satisfied: (i); (x); (xi); (xii) and (xiii). Furthermore, on June 14, 2012, the Rehabilitation Court entered an order authorizing the Rehabilitator and the Segregated Account to proceed with the IRS Settlement. There can be no assurance about whether or when the remaining conditions will be met.

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (via the transfer of servicing on transaction collateral, pursuit of recoveries in respect of paid claims, commutations of policies, purchases of Ambac-insured obligations, and repurchases of surplus notes issued by Ambac Assurance or the Segregated Account) and maximizing the return on its investment portfolio. Ambac is also exploring the possibility of entering into new businesses, apart from Ambac Assurance and Everspan Financial Guarantee Corp., as it prepares to emerge from bankruptcy. The execution of Ambac’s principal strategy with respect to liabilities allocated to the Segregated Account is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute the foregoing strategy. As a result of uncertainties associated with the aforementioned factors, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of June 30, 2012 and December 31, 2011 and for the periods ended June 31, 2012 and 2011 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $33,876 at June 30, 2012 (excluding $2,500 of restricted cash), consummation of the Reorganization Plan, and on the residual value of Ambac Assurance. The principal uses of liquidity are the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses related to pending litigation. Management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding; however, no assurance can be given regarding the timing or certainty of such emergence. If its cash and investments run out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur.

2. Debtor in Possession Financial Information

Liabilities Subject to Compromise

As required by ASC Topic 852, Reorganizations, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition and post-petition claims to be addressed in connection with the Bankruptcy Filing. Such claims are subject to future adjustments. The Liabilities subject to compromise in the Consolidated Balance Sheet consists of the following:

	June 30, 2012	December 31, 2011
Debt obligations and accrued interest payable	$1,690,312	$1,690,312
Other	17,099	17,109

Consolidated Liabilities subject to compromise	1,707,411	1,707,421
Payable to non-debtor subsidiaries	35	35

Debtor’s Liabilities subject to compromise	$1,707,446	$1,707,456

Interest was no longer accrued on Ambac’s debt obligations included in Liabilities subject to compromise on the Consolidated Balance Sheets after Ambac filed for bankruptcy protection on November 8, 2010. If Ambac had continued to accrue interest on its debt obligations, contractual interest expense would have been $20,277 and $44,439 for the three and six months ended June 30, 2012, and $28,645 and $57,221 for the three and six months ended June 30, 2011. The lower interest expense in 2012 is due to the maturity of certain debt obligations in 2011.

Reorganization Items, net

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. The reorganization items in the Consolidated Statements of Total Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011, consisted of the following items:

	Three months ended June 30, 2012	Six months ended June 30, 2012
U.S. Trustee fees	$6	$26
Professional fees	761	3,202

Total reorganization items	$767	$3,228

	Three months ended June 30, 2011	Six months ended June 30, 2011
U.S. Trustee fees	$13	$18
Professional fees	6,720	17,218
Lease settlement	(295)	14,007
Other	32	32

Total reorganization items	$6,470	$31,275

3. Net Premiums Earned

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at June 30, 2012 and December 31, 2011 was 2.5% and 2.6%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at June 30, 2012, and December 31, 2011 was 10.3 years and 10.0 years, respectively.

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

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall, which governs the payments of cash in the transaction. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the claims moratorium. In evaluating the credit quality of the premiums receivable, management evaluates i.) the internal ratings of the transactions underlying the premiums receivable, and, as applicable, ii.) expected future premium collections for transactions for which loss reserves have been recognized. As of June 30, 2012, and December 31, 2011 approximately 43% of the premiums receivable related to transactions with non-investment grade internal ratings were due from MBS and student loan transactions, which comprised 11% and 11%, and 12% and 11%, of the total premiums receivable at June 30, 2012, and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, $108,105 and $90,930 of premium receivables relating to a non-investment obligation were deemed uncollectible, respectively. For the three and six months ended June 30, 2012, respectively, $12,758 and $17,175 of premium receivables relating to a non-investment grade obligation were deemed uncollectible and written off. As of June 30, 2012, past due premiums on policies insuring non-investment grade obligations that were not written off amounted to less than $500.

Below is the premium receivable roll-forward for the six month and twelve month periods ended June 30, 2012, and December 31, 2011, respectively:

	June 30, 2012	December 31, 2011
Beginning premium receivable	$2,028,479	$2,422,596
Premium payments received	(78,415)	(190,823)
Adjustments for changes in expected life of homogeneous pools and actual changes to contractual cash flows	(129,934)	(240,547)
Accretion of premium receivable discount	26,632	62,841
Consolidation of certain VIEs	—	(104,736)
Deconsolidation of certain VIEs	—	87,978
Other adjustments (including foreign exchange)	(16,888)	(8,830)

Ending premium receivable	$1,829,874	$2,028,479

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at June 30, 2012:

	Future premiums expected to be collected(1)	Future expected premiums to be earned, net of reinsurance(1)
Three months ended:
September 30, 2012	$37,913	$65,322
December 31, 2012	38,483	62,328

Twelve months ended:
December 31, 2013	139,786	228,340
December 31, 2014	143,572	207,998
December 31, 2015	138,712	195,677
December 31, 2016	133,021	184,978

Five years ended:
December 31, 2021	592,846	776,076
December 31, 2026	475,668	558,672
December 31, 2031	352,191	370,130
December 31, 2036	207,703	201,599
December 31, 2041	70,918	63,460
December 31, 2046	21,500	19,331
December 31, 2051	5,331	6,241
December 31, 2056	242	686

Total	$2,357,886	$2,940,838

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

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee insurance policy is legally extinguished. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Accelerated premium revenue for retired obligations for the three and six months ended June 30, 2012 was $35,866 and $51,656, respectively. Accelerated premium revenue for retired obligations for the three and six months ended June 30, 2011 was $11,331 and $11,261, respectively. The table below shows premiums written on a gross and net basis for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Financial Guarantee:
Gross premiums written	($27,873)	($208,074)	($120,467)	($368,285)
Ceded premiums written	(881)	11,571	15,973	20,789

Net premiums written	($28,754)	($196,503)	($104,494)	($347,496)

(1)	Premiums written represent the change in the present value of future installment premiums. Such changes will not have an immediate impact on earned premium but will be earned over the life of the transaction using the level yield method discussed above. Factors that generate written premium are prepayments of the insured obligation, premium rate changes for policies that have variable premium structures, discount rate changes, and early terminations of insured obligations.

4. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options and nonvested restricted stock units. There were no dilutive effects for the three and six months ended June 30, 2012 and 2011. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for the three and six month periods ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options	850,308	1,721,735	868,990	1,753,883
Restricted stock units	71,296	461,589	72,060	467,403

5. Special Purpose Entities, Including Variable Interest Entities

Ambac has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly has provided financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. In 2011, Ambac entered into a secured borrowing transaction under which two VIEs were created for the purpose of resecuritizing certain invested assets and collateralizing the borrowing. These VIEs are consolidated because Ambac was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guarantees the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction was $24,964 and $35,600 as of June 30, 2012 and December 31, 2011, respectively. The debt represents the senior-most tranche of the securitization structure and is to be repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance. Such securities had a fair value of $193,346 and $172,880 as of June 30, 2012 and December 31, 2011, respectively. Refer to Note 8, Investments for further discussion of the restrictions on these securities.

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

We determined that Ambac generally has the obligation to absorb the VIE’s expected losses given that we have issued financial guarantees supporting the liabilities (and in certain cases assets) of a VIE. As further described below, we consolidated certain VIEs because: a) we determined for certain transactions that experienced the aforementioned performance deterioration, that we had the power, through voting rights or similar rights, to direct the activities of certain VIEs that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in Ambac having the ability to exercise certain loss remediation activities, or b) due to the passive nature of the VIEs’ activities, Ambac’s contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to existing VIEs involving Ambac financial guarantees, Ambac is generally required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. A VIE is deconsolidated in the period that Ambac no longer has such control, which generally occurs in connection with an insurance policy being allocated to the Segregated Account, execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE.

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments—Equity Method in Joint Ventures. Refer to Note 7 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At June 30, 2012 and December 31, 2011 the fair value of these entities is $15,792 and $16,779, respectively, and is reported within Other assets on the Consolidated Balance Sheets. The change in fair value of these entities is ($231) and ($554) for the three months ended June 30, 2012 and 2011, respectively, and ($987) and $542 for the six months ended June 30, 2012 and 2011, respectively.

Since their inception, there have been 15 individual transactions with these entities, of which 5 transactions were outstanding as of June 30, 2012. Total principal amount of debt outstanding was $574,509 and $578,562 at June 30, 2012 and December 31, 2011, respectively. In each case, Ambac sold assets to these entities. The assets are composed of asset-backed securities and utility obligations with a weighted average rating of BBB+ at June 30, 2012 and weighted average life of 8.1 years. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of June 30, 2012 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during the three and six months ended June 30, 2012 and 2011. Ambac Assurance earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $110 and $191 for the three months ended June 30, 2012 and 2011, respectively; and $255 and $427 for the six months ended June 30, 2012 and 2011, respectively. Ambac paid no claims to these entities under its financial guarantee policies during the three and six months ended June 30, 2012 and 2011. Ambac also earned fees for providing other services amounting to $11 and $12 for the three months ended June 30, 2012 and 2011, respectively; and $22 and $23 for the six months ended June 30, 2012 and 2011, respectively.

Derivative contracts are provided by Ambac Financial Services to these entities. Consistent with other derivatives, Ambac Financial Services (“AFS”) accounts for these contracts on a trade date basis at fair value. AFS received $3,886 and $4,206 for the three months ended June 30, 2012 and 2011, respectively; and received $3,747 and $4,075 for the six months ended June 30, 2012 and 2011, respectively, under these derivative contracts.

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

As of June 30, 2012, consolidated VIE assets and liabilities relating to 18 consolidated entities were $16,620,359 and $16,444,608, respectively. As of December 31, 2011, consolidated VIE assets and liabilities relating to 19 consolidated entities were $16,543,207 and $16,379,386, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.

The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Investments:
Corporate obligations	$2,162,062	$2,199,338

Total variable interest entity assets: Fixed income securities	$2,162,062	$2,199,338

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of June 30, 2012 and December 31, 2011:

	Estimated fair value	Unpaid principal balance
June 30, 2012:
Loans	$14,238,273	$13,508,803
Long-term debt	$14,132,936	$14,923,319

December 31, 2011:
Loans	$14,126,994	$13,735,799
Long-term debt	$14,039,450	$15,134,711

Effective April 1, 2011, Ambac was required to consolidate one VIE which was subsequently deconsolidated effective December 31, 2011. The assets of this VIE consisted primarily of identified intangible assets associated with its subsidiaries’ operations. The intangible assets recorded at fair value upon consolidation on April 1, 2011 were $326,342, and were being amortized over their estimated useful lives. The weighted-average amortization period at the consolidation date was 28 years. Accumulated amortization on the intangible assets as of June 30, 2011 was $8,162. Amortization expense for intangible assets for the three and six months ended June 30, 2011 was $8,162 and is included in Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income.

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of June 30, 2012 and December 31, 2011:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
June 30, 2012:
Global Structured Finance:
Collateralized debt obligations	$12,408,367	$12,834	$20,677	$119,319
Mortgage-backed—residential	27,072,283	597,836	5,483,692	—
Mortgage-backed—commercial	646,669	—	—	6,196
Other consumer asset-backed	7,072,240	125,354	1,184,897	42,853
Other commercial asset-backed	11,228,636	471,108	1,397,059	7,606
Other	5,812,959	133,287	647,864	2,456

Total Global Structured Finance	64,241,154	1,340,419	8,734,189	178,430
Global Public Finance	37,097,587	555,461	687,564	23,516

Total	$101,338,741	$1,895,880	$9,421,753	$201,946

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
December 31, 2011:
Global Structured Finance:
Collateralized debt obligations	$14,093,243	$15,096	$105,219	$120,614
Mortgage-backed—residential	30,307,753	783,329	5,396,711	—
Mortgage-backed—commercial	685,870	—	—	6,241
Other consumer asset-backed	7,851,980	129,234	1,315,146	35,583
Other commercial asset-backed	13,363,434	559,884	1,045,477	4,541
Other	7,552,264	139,586	643,864	1,837

Total Global Structured Finance	73,854,544	1,627,129	8,506,417	168,816
Global Public Finance	37,893,726	569,032	700,690	14,850

Total	$111,748,270	$2,196,161	$9,207,107	$183,666

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represent the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

6. Losses and Loss Expense Reserve

A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash flows to be paid under an insurance contract, over (b) the UPR for that contract. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the six months ended June 30, 2012 and the year ended December 31, 2011:

	Six months Ended June 30, 2012	Year Ended December 31, 2011
Beginning balance of net loss reserves, net of subrogation recoverable and reinsurance	6,230,780	4,424,450
Changes in the loss reserves due to:
Current year:
Establishment of new loss reserves, gross of subrogation and net of reinsurance	147,712	503,697
Claim payments, net of subrogation and reinsurance	(2,968)	(2,442)
Establishment of subrogation recoveries, net of reinsurance	—	(9,761)

Total current year	144,744	491,494
Prior year:
Change in previously established loss reserves, gross of subrogation and net of reinsurance	662,809	1,683,831
Change in previously established subrogation recoveries, net of reinsurance	(64,420)	(324,151)
Claim recoveries (payments), net of subrogation recoverable and reinsurance	28,705	(179,440)

Total prior year	627,094	1,180,240
Changes in loss reserves	771,838	1,671,734
Net deconsolidation of certain VIEs	—	134,596

Ending loss reserves, net of subrogation recoverable and reinsurance	$7,002,618	$6,230,780

The adverse development in loss reserves established in prior years for the six months ended June 30, 2012 was driven by higher estimated losses in the RMBS and asset-backed portfolios, offset by higher expected subrogation recoveries.

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

The net change in loss and loss expense reserves, net of reinsurance, of $771,838 and $1,671,734 for the six month period and year ended June 30, 2012 and December 31, 2011, respectively, are included in loss and loss expenses in the Consolidated Statements of Total Comprehensive Income. Loss expense reserves, net of reinsurance, were $138,419 and $86,171 at June 30, 2012 and December 31, 2011. Such reserves are established for surveillance, legal and other mitigation expenses associated with adversely classified credits. Total loss and loss expenses of $741,411 and $196,398 for the three month periods ended June 30, 2012 and 2011, respectively, and $739,091 and $1,116,045 for the six month periods ended June 30, 2012 and 2011, respectively, are included in the Consolidated Statements of Total Comprehensive Income. During the three and six month periods ended June 30, 2012 and 2011, respectively, reinsurance recoveries of losses included in loss and loss expenses in the Consolidated Statements of Total Comprehensive Income were $9,334 and $17,051, respectively, and $21,852 and $24,742, respectively. The tables below summarize information related to policies currently included in Ambac’s loss reserves at June 30, 2012 and December 31, 2011:

Surveillance Categories (at June 30, 2012)

	I/SL	IA	II	III	IV	V	Total
Number of policies	29	9	39	122	153	1	353
Remaining weighted-average contract period (in years)	21	10	18	18	10	6	14
Gross insured contractual payments outstanding:
Principal	1,471,818	149,122	2,025,972	10,755,291	13,190,115	47	27,592,365
Interest	904,999	72,942	1,136,858	6,355,180	3,459,207	22	11,929,208

Total	2,376,817	222,064	3,162,830	17,110,471	16,649,322	69	39,521,573

Gross undiscounted claim liability	43,445	34,536	55,755	4,261,839	8,837,054	69	13,232,698
Discount, gross claim liability	(3,686)	(3,690)	(3,740)	(1,227,473)	(807,445)	(16)	(2,046,050)

Gross claim liability before all subrogation and before reinsurance	39,759	30,846	52,015	3,034,366	8,029,609	53	11,186,648

Less:
Gross RMBS subrogation(1)	—	—	—	(203,515)	(2,610,036)	—	(2,813,551)
Discount, RMBS subrogation	—	—	—	2,995	40,365	—	43,360

Discounted RMBS subrogation, before reinsurance	—	—	—	(200,520)	(2,569,671)	—	(2,770,191)

Less:
Gross other subrogation(2)	—	(83)	(0)	(51,912)	(813,462)	—	(865,457)
Discount, other subrogation	—	22	0	7,001	26,373	—	33,396

Discounted other subrogation, before reinsurance	—	(61)	(0)	(44,911)	(787,089)	—	(832,060)

Gross claim liability, net of all subrogation and discounts, before reinsurance	39,759	30,785	52,015	2,788,935	4,672,849	53	7,584,396

Less: Unearned premium reserves	(21,956)	(1,987)	(23,501)	(364,919)	(146,339)	—	(558,702)
Plus: Loss adjustment expenses reserves	—	—	—	—	139,872	—	139,872

Claim liability reported on Balance Sheet, before reinsurance(3)	17,803	28,798	28,514	2,424,016	4,666,382	53	7,165,566

Reinsurance recoverable reported on Balance Sheet	2,124	—	6,240	143,202	18,395	—	169,961

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential remediation subrogation of $1,965,070)	$7,607,663
Subrogation recoverable (includes gross potential remediation of $805,121)	(442,097)

$7,165,566

Loss reserves ceded to reinsurers at June 30, 2012 and December 31, 2011 were $162,948 and $153,480, respectively. Amounts were included in reinsurance recoverable on the Consolidated Balance Sheet.

Surveillance Categories (at December 31, 2011)

	I/SL	IA	II	III	IV	V	Total
Number of policies	27	10	38	125	129	1	330
Remaining weighted-average contract period (in years)	18	10	17	19	9	6	13
Gross insured contractual payments outstanding:
Principal	$2,222,493	$354,713	$2,060,102	$13,342,814	$13,092,057	$47	$31,072,226
Interest	1,069,538	100,448	1,088,036	8,117,496	3,587,812	29	13,963,359

Total	$3,292,031	$455,161	$3,148,138	$21,460,310	$16,679,869	$76	$45,035,585

Gross undiscounted claim liability	$48,573	$10,667	$52,355	$4,766,815	$7,632,709	$75	$12,511,194
Discount, gross claim liability	(4,208)	(2,316)	(3,800)	(1,440,704)	(828,061)	(20)	(2,279,109)

Gross claim liability before all subrogation and before reinsurance	$44,365	$8,351	$48,555	$3,326,111	$6,804,648	$55	$10,232,085

Less:
Gross RMBS subrogation(1)	—	—	—	(461,725)	(2,316,920)	—	(2,778,645)
Discount, RMBS subrogation	—	—	—	12,278	46,101	—	58,379

Discounted RMBS subrogation, before reinsurance	—	—	—	(449,447)	(2,270,819)	—	(2,720,266)

Less:
Gross other subrogation(2)	—	(256)	—	(52,871)	(667,744)	—	(720,871)
Discount, other subrogation	—	77	—	6,550	45,912	—	52,539

Discounted other subrogation, before reinsurance	—	(179)	—	(46,321)	(621,832)	—	(668,332)

Gross claim liability, net of all subrogation and discounts, before reinsurance	44,365	8,172	48,555	2,830,343	3,911,997	55	6,843,487

Less: Unearned premium reserves	(25,264)	(5,126)	(22,111)	(335,332)	(158,687)	—	(546,520)
Plus: Loss adjustment expenses reserves	—	—	—	—	87,294	—	87,294

Claim liability reported on Balance Sheet, before reinsurance(3)	19,101	3,046	26,444	2,495,011	3,840,603	55	6,384,261

Reinsurance recoverable reported on Balance Sheet	1,117	9	5,714	139,499	13,563	—	159,902

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential remediation subrogation of $1,890,797)	$7,044,070
Subrogation recoverable (includes gross potential remediation of $829,469)	(659,810)

$6,384,260

Ambac records estimated subrogation recoveries for breaches of representations and warranties by sponsors of certain RMBS transactions utilizing an Adverse and Random Sample approach. Ambac has updated its estimated subrogation recoveries to $2,770,191 ($2,741,210 net of reinsurance) at June 30, 2012 from $2,720,266 ($2,692,414 net of reinsurance) at December 31, 2011. The balance of subrogation recoveries and the related claim liabilities, by estimation approach, at June 30, 2012 and December 31, 2011, are as follows:

	June 30, 2012
Approach	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	29	(2)	$2,853,854	$(1,553,195)	$1,300,659
Random samples	16	(2)	1,318,084	(1,216,996)	101,088

Totals	45		$4,171,938	$(2,770,191)	$1,401,747

	December 31, 2011
Approach	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	30	(2)	$2,637,479	$(1,457,472)	$1,180,006
Random samples	16	(2)	1,140,102	(1,262,794)	(122,691)

Totals	46		$3,777,581	$(2,720,266)	$1,057,315

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the expected future claims for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than expected future claims, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,770,191 of subrogation recoveries recorded at June 30, 2012, $805,121 was included in “Subrogation recoverable” and $1,965,070 was included in “Loss and loss expense reserves.” Of the $2,720,266 of subrogation recoveries recorded at December 31, 2011, $829,469 was included in “Subrogation recoverable” and $1,890,797 was included in “Loss and loss expense reserves.”
(2)	The sponsor’s repurchase obligation may differ depending on the terms of the particular transaction and the status of the specific loan, such as whether it is performing or has been liquidated or charged off. The estimated subrogation recovery for these transactions is based primarily on loan level data provided through trustee reports received in the normal course of our surveillance activities or provided by the sponsor. While this data may not include all the components of the sponsor’s contractual repurchase obligation we believe it is the best information available to estimate the subrogation recovery.

Below is the rollforward of RMBS subrogation, by estimation approach, for the period December 31, 2011 through June 30, 2012:

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2011	$1,262,794	16	$1,457,472	30	2,720,266

Additional transactions reviewed	—	n/a	—	n/a	—
Additional adverse sample loans reviewed	—	n/a	—	n/a	—
Adverse loans repurchased by the sponsor	—	n/a	36	n/a	36
All other changes(1)	(45,798)	n/a	95,687	(1)	49,889

Discounted RMBS subrogation (gross of reinsurance) at June 30, 2012	$1,216,996	16	$1,553,195	29	2,770,191

(1)	Other changes which may impact subrogation recoveries include changes in actual or projected collateral performance and/or the projected timing of recoveries. For the six months ended June 30, 2012, one transaction was removed from the Adverse Sample subrogation population; however, the impacts on RMBS subrogation disclosed in the Adverse Sample column relate to multiple transactions.

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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2012 and December 31, 2011, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
June 30, 2012
Financial assets:
Fixed income securities:
Municipal obligations	$1,935,583	$1,935,583	$—	$1,935,583	$—
Corporate obligations	1,102,695	1,102,695	—	1,099,229	3,466
Foreign obligations	68,842	68,842	—	68,842	—
U.S. government obligations	111,389	111,389	111,389	—	—
U.S. agency obligations	84,700	84,700	—	84,700	—
Residential mortgage-backed securities	1,274,524	1,274,524	—	1,274,524	—
Collateralized debt obligations	41,366	41,366	—	31,808	9,558
Other asset-backed securities	771,191	771,191	—	720,445	50,746
Short term investments	1,010,059	1,010,059	993,284	16,775	—
Other investments	100	100	—	—	100
Fixed income securities, pledged as collateral:
U.S. government obligations	285,838	285,838	285,838	—	—
Residential mortgage-backed securities	822	822	—	822	—
Cash	49,012	49,012	49,012	—	—
Restricted cash	2,500	2,500	2,500	—	—
Loans	10,153	8,353	—	—	8,353
Derivative assets:
Interest rate swaps—asset position	392,766	392,766	—	259,146	133,620
Interest rate swaps—liability position	(259,852)	(259,852)	—	(26)	(259,826)
Future contracts	—	—	—	—	—
Other assets	15,792	15,792	—	—	15,792
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,162,062	2,162,062	—	—	2,162,062
Restricted cash	2,276	2,276	2,276	—	—
Loans	14,446,047	14,425,077	—	186,804	14,238,273

Total financial assets	$23,507,865	$23,485,095	$1,444,299	$5,678,652	$16,362,144

Financial liabilities:
Obligations under investment and repurchase agreements	$443,116	$443,428	$—	$—	$443,428
Liabilities subject to compromise	1,622,189	306,778	—	306,778	—
Long term debt	144,036	680,054	—	—	680,054
Derivative liabilities:
Credit derivatives	211,617	211,617	—	—	211,617
Interest rate swaps—asset position	(582)	(582)	—	—	(582)
Interest rate swaps—liability position	182,713	180,713	—	10,350	170,363
Future contracts	1,541	1,541	1,541	—	—
Currency swaps	569	569	—	569	—
Other contracts	182	182	—	182	—
Liabilities for net financial guarantees written	8,204,848	4,495,614	—	—	4,495,614
Variable interest entity liabilities:
Long-term debt	14,376,872	14,342,928	—	11,996,868	2,346,060
Derivative liabilities:
Interest rate swaps—liability position	1,978,737	1,978,737	—	1,978,737	—
Currency swaps—asset position	—	—	—	—	—
Currency swaps—liability position	85,072	85,072	—	85,072	—

Total financial liabilities	$27,250,910	$22,726,651	$1,541	$14,378,556	$8,346,554

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2011
Financial assets:
Fixed income securities:
Municipal obligations	$2,002,999	$2,002,999	$—	$2,002,999	$—
Corporate obligations	1,127,500	1,127,500	—	1,119,570	7,930
Foreign obligations	94,795	94,795	—	94,795	—
U.S. government obligations	111,562	111,562	111,562	—	—
U.S. agency obligations	86,871	86,871	—	85,647	1,224
Residential mortgage-backed securities	1,412,517	1,412,517	—	1,412,517	—
Collateralized debt obligations	46,237	46,237	—	33,755	12,482
Other asset-backed securities	947,808	947,808	—	871,922	75,886
Short term investments	783,071	783,071	769,204	13,867	—
Other investments	100	100	—	—	100
Fixed income securities, pledged as collateral:
U.S. government obligations	260,802	260,802	260,802	—	—
Residential mortgage-backed securities	2,728	2,728	—	2,728	—
Cash	15,999	15,999	15,999	—	—
Restricted cash	2,500	2,500	2,500	—	—
Loans	18,996	16,934	—	—	16,934
Derivative assets:
Interest rate swaps—asset position	411,652	411,652	—	260,851	150,801
Interest rate swaps—liability position	(242,500)	(242,500)	—	(53)	(242,447)
Future contracts	—	—	—	—	—
Call options on long-term debt	6,055	6,055	—	—	6,055
Other assets	16,779	16,779	—	—	16,779
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,199,338	2,199,338	—	—	2,199,338
Restricted cash	2,140	2,140	2,140	—	—
Loans	14,329,515	14,309,134	—	182,140	14,126,994

Total financial assets	$23,637,464	$23,615,021	$1,162,207	$6,080,738	$16,372,076

Financial liabilities:
Obligations under investment and repurchase agreements	$546,546	$549,043	$—	$—	$549,043
Liabilities subject to compromise	1,622,189	112,233	—	112,233	—
Long term debt	223,601	562,043	—	—	562,043
Derivative liabilities:
Credit derivatives	190,653	190,653	—	—	190,653
Interest rate swaps—asset position	(30,859)	(30,859)	—	—	(30,859)
Interest rate swaps—liability position	251,303	251,303	—	9,913	241,390
Futures contracts	627	627	627	—	—
Currency swaps	2,423	2,423	—	2,423	—
Other contracts	361	361	—	361	—
Liabilities for net financial guarantees written	7,547,288	2,642,795	—	—	2,642,795
Variable interest entity liabilities:
Long-term debt	14,288,540	14,255,452	—	12,320,810	1,934,642
Derivative liabilities:
Interest rate swaps—liability position	2,023,974	2,023,974	—	2,023,974	—
Currency swaps—asset position	(27,779)	(27,779)	—	(27,779)	—
Currency swaps—liability position	90,857	90,857	—	90,857	—

Total financial liabilities	$26,729,724	$20,623,126	$627	$14,532,792	$6,089,707

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

We reflect Ambac’s own creditworthiness in the fair value of financial liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline (increase) in Ambac’s creditworthiness as perceived by market participants will generally result in a higher (lower) CVA, thereby lowering (increasing) the fair value of Ambac’s financial liabilities as reported.

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At June 30, 2012, approximately 7%, 92%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2011, approximately 8%, 91%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.

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

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $3,466 and $7,930 at June 30, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. During the second quarter of 2012, one fixed-rate investment-grade corporate obligation was transferred out of level 3 and into level 2. Significant inputs for the interest only strips valuation at June 30, 2012 and December 31, 2011 include the following weighted averages:

June 30, 2012

a.	Coupon rate: 0.35%

b.	Maturity: 21.89 years

c.	Yield: 6.86%

December 31, 2011

a.	Coupon rate: 0.60%

b.	Maturity: 21.44 years

c.	Yield: 7.20%

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. There were no U.S. agency obligations classified as Level 3 at June 30, 2012. The fair value of such securities classified as Level 3 was $1,224 at December 31, 2011. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at December 31, 2011 include the following weighted averages:

a.	Coupon rate: 6.91%

b.	Maturity: 1.33 years

c.	Yield: 2.13%

Collateralized debt obligations (“CDO”): Securities are floating rate senior notes with the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. The fair value of such securities classified as Level 3 was $9,558 and $12,482 at June 30, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at June 30, 2012 and December 31, 2011 include the following weighted averages:

June 30, 2012

a.	Coupon rate: 1.13%

b.	Maturity: 1.44 years

c.	Yield: 10.39%

December 31, 2011

a.	Coupon rate: 0.86%

b.	Maturity: 1.55 years

c.	Yield: 11.79%

Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. The fair value of such securities classified as Level 3 was $50,746 and $75,886 at June 30, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at June 30, 2012 and December 31, 2011 include the following weighted averages:

June 30, 2012

a.	Coupon rate: 0.87%

b.	Maturity: 8.18 years

c.	Yield: 7.50%

December 31, 2011

a.	Coupon rate: 1.41%

b.	Maturity: 3.00 years

c.	Yield: 4.50%

Derivative Instruments:

Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, exchange traded futures contracts and call options to repurchase Ambac Assurance surplus notes. All call options to repurchase surplus notes were exercised or expired in June 2012. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of net credit derivative liabilities was reduced by $393,276 at June 30, 2012 and $572,523 at December 31, 2011, as a result of incorporating a CVA on Ambac Assurance into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac Assurance’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities were reduced by $160,548 at June 30, 2012 and $166,868 at December 31, 2011, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

As described further below, certain valuation models require other inputs that are not readily observable in the market. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market.

For derivatives that are less complex and trade in liquid markets or may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate and currency swaps, we utilize vendor-developed models. These models provide the net present value of the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the financial services derivatives, beginning 2008 have increased collateral requirements and triggered termination provisions in certain interest rate and currency swaps. Increased termination activity since the initial rating downgrades of Ambac Assurance has provided additional information about the current replacement and/or exit value of our financial services derivatives, which may not be fully reflected in our vendor-models but has been incorporated into the fair value of these derivatives at June 30, 2012 and December 31, 2011. These fair value adjustments are applied to individual groups of derivatives based on common attributes such as counterparty type and credit condition, term to maturity, derivative type and net present value. Generally, the need for counterparty (or Ambac) CVAs is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments.

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 83% of CDS gross par outstanding and 83% of the CDS derivative liability as of June 30, 2012.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 17% of CDS gross par outstanding and 17% of the CDS derivative liability as of June 30, 2012.

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

We do not adjust the relative change ratio until an actual internal rating downgrade has occurred unless we observe new pricing on financial guarantee CDS contracts. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, we believe it is unlikely that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period. The factors used to increase the relative change ratio are based on rating agency probability of default percentages determined by management to be appropriate for the relevant bond type. That is, the probability of default associated with the respective tenor and internal rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the current probability of default (the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B- during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B- rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100%-60%) + 100% x 60% = 73.2%.

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

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA is a percentage applied to the estimated CDS liability fair value otherwise calculated as described above. The Ambac CVA is estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA percentage used in the valuation of CDS liabilities was 65% and 75% as of June 30, 2012 and December 31, 2011, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).

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

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Total Comprehensive Income are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include premiums received and accrued and losses paid and payable on written credit derivative contracts for the appropriate accounting period. Losses paid and payable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts were $12,884,416 and $14,166,612 at June 30, 2012 and December 31, 2011, respectively.

Credit derivative liabilities at June 30, 2012 and December 31, 2011 had a combined fair value of $211,617 and $190,653, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives as of June 30, 2012 and December 31, 2011 is summarized below:

As of June 30, 2012

	CLOs	Other(1)
Notional outstanding	$7,586,414	$3,681,319
Weighted average reference obligation price	94.6	84.6
Weighted average life (WAL) in years	2.3	4.7
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.3%
CVA percentage	65%	65%
Fair value of derivative liabilities	$(51,166)	$(105,411)

As of December 31, 2011

	CLOs	Other(1)
Notional outstanding	$8,228,577	$4,099,766
Weighted average reference obligation price	92.5	84.3
Weighted average life (WAL) in years	2.7	4.7
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.5%
CVA percentage	75%	75%
Fair value of derivative liabilities	$(54,320)	$(86,526)

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $1,616,683, WAL of 8.4 years and liability fair value of ($55,040) as of June 30, 2012. Other inputs to the valuation of these transactions at June 30, 2012 include weighted average quotes of 10% of notional, weighted average rating of A and Ambac CVA percentage of 65%. As of December 31, 2011, these contracts had a combined notional outstanding of $1,838,269, WAL of 9.0 years and liability fair value of ($49,807). Other inputs to the valuation of these transactions at December 31, 2011 include weighted average quotes of 11% of notional, weighted average rating of A+ and Ambac CVA percentage of 75%.

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

Call options on long-term debt:

The fair value of Ambac Assurance’s options to repurchase Ambac Assurance surplus notes at a discount to par was estimated based on a combination of internal discounted cash flow analysis and market observations. The discounted cash flow analysis uses multiple discount rate scenarios to determine the present value of the surplus notes assuming exercise and non-exercise of the options, with the difference representing the option value under that scenario. The results are probability weighted to determine the recorded option value. All options to repurchase Ambac Assurance surplus notes that were stand-alone derivatives and reported at fair value on the Consolidated Balance Sheets were exercised in June 2012. The weighted average discount rate used to value such options was 36.57% at December 31, 2011.

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

Key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Risk Group. With respect to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac Assurance’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written included an Ambac CVA to reflect Ambac’s credit risk. The Ambac CVA was 65% and 75% as of June 30, 2012 and December 31, 2011, respectively. Refer to “Credit Derivatives” above for additional information on the determination of the CVA. Refer to Note 6 for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers. Beginning with the June 30, 2012 reporting period, we further refined our fair value estimate to also consider an estimated profit margin on the expected loss and loss payments. This profit margin represents what another financial guarantee insurer would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees and current inactive state of the industry there is a lack of observable market information to make this estimate. A profit margin of 20% was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes.

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

European ABS transactions: The fair value of such obligations classified as Level 3 was $2,346,060 and $1,934,642 at June 30, 2012 and December 31, 2011, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at June 30, 2012 and December 31, 2011 include the following weighted averages:

June 30, 2012

a.	Coupon rate: 1.59%

b.	Maturity: 9.77 years

c.	Yield: 4.04%

December 31, 2011

a.	Coupon rate: 1.56%

b.	Maturity: 11.99 years

c.	Yield: 3.90%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at June 30, 2012 and December 31, 2011 were developed using vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Excluding changes in estimated financial guarantee cash flows, changes in the fair value of VIE assets will be accompanied by corresponding and offsetting changes in the fair value of VIE liabilities plus VIE derivatives. Higher (lower) estimated future premiums or lower (higher) estimated loss payments on financial guarantee policies in isolation will result in increases (decreases) in the fair value measurement of VIE assets. Changes in financial guarantee estimated premiums and loss payments are generally independent. A higher CVA will reduce the fair value of expected claim payments and therefore increase VIE asset measures. The amount of CVA is generally independent of other significant inputs to the calculation of VIE assets. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 7.6% and 8.4% at June 30, 2012 and December 31, 2011, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2012 and 2011. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Three months ended June 30, 2012	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$161,450	$16,023	$(355,616)	$2,184,665	$14,460,077	—	$(2,786,644)	$13,679,955
Additions of VIEs consolidated	—	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	88	(231)	(81,290)	20,103	131,807	—	21,235	91,712
Included in other comprehensive income	(1,588)	—	—	(42,706)	(267,190)	—	54,510	(256,974)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(89,879)	—	(70,698)	—	(86,421)	—	19,863	(227,135)
Transfers in Level 3	—	—	—	—	—	—	(312,083)	(312,083)
Transfers out of Level 3	(6,301)	—	—	—	—	—	657,059	650,758
Deconsolidation of VIEs	—	—	—	—	—	—	—	—

Balance, end of period	$63,770	$15,792	$(507,604)	$2,162,062	$14,238,273	$—	$(2,346,060)	$13,626,233

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(231)	$(118,474)	$20,103	$131,807	$—	$21,235	$54,440

				VIE Assets and Liabilities
Six months ended June 30, 2012	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$97,522	$16,779	$(486,775)	$2,199,338	$14,126,994	—	$(1,934,642)	$14,019,216
Additions of VIEs consolidated	—	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:						—
Included in earnings	40	(987)	41,037	(62,713)	298,472	—	(115,328)	160,521
Included in other comprehensive income	6,225	—	—	25,437	148,667	—	(8,695)	171,634
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(92,621)	—	(61,866)	—	(335,860)	—	32,893	(457,454)
Transfers in Level 3	58,905	—	—	—	—	—	(977,347)	(918,442)
Transfers out of Level 3	(6,301)	—	—	—	—	—	657,059	650,758
Deconsolidation of VIEs	—	—	—	—	—	—	—	—

Balance, end of period	$63,770	$15,792	$(507,604)	$2,162,062	$14,238,273	$—	$(2,346,060)	$13,626,233

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(987)	$(72,910)	$(62,713)	$298,953	$—	$(115,328)	$47,015

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Three months ended June 30, 2011	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$200,076	$19,005	$(189,614)	$1,929,691	$14,086,858	$—	$(1,872,694)	$14,173,322
Additions of VIEs consolidated	—	—	—	—	—	—	(350,624)	(350,624)
Total gains/(losses) realized and unrealized:
Included in earnings	(3,321)	(554)	(47,923)	93,433	402,698	—	(121,798)	322,535
Included in other comprehensive income	4,686	—	—	389	5,765	—	(494)	10,346
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(16,600)	—	—	—	—	—	—	(16,600)
Settlements	(1,408)	—	(24,750)	—	(52,409)	—	17,331	(61,236)
Transfers in Level 3	—	—	—	—	—	—	(206,015)	(206,015)
Transfers out of Level 3	—	—	—	—	—	—	223,322	223,322
Deconsolidation of VIEs	—	—	—	—	—	—	—	—

Balance, end of period	$183,433	$18,451	$(262,287)	$2,023,513	$14,442,912	$—	$(2,310,972)	$14,095,050

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(554)	$(61,643)	$93,433	$402,698	$—	$(121,798)	$312,136

				VIE Assets and Liabilities
Six months ended June 30, 2011	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$199,172	$17,909	$(195,934)	$1,904,361	$15,800,918	$4,511	$(1,856,366)	$15,874,571
Additions of VIEs consolidated	—	—	—	—	—	—	(350,624)	(350,624)
Total gains/(losses) realized and unrealized:
Included in earnings	(3,371)	542	(30,278)	64,589	355,316	(4,511)	(102,927)	279,360
Included in other comprehensive income	7,909	—	—	54,563	440,520	—	(52,691)	450,301
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(16,600)	—	—	—	—	—	—	(16,600)
Settlements	(3,677)	—	(36,075)	—	(258,875)	—	27,348	(271,279)
Transfers in Level 3	—	—	—	—	—	—	(256,140)	(256,140)
Transfers out of Level 3	—	—	—	—	—	—	280,428	280,428
Deconsolidation of VIEs	—	—	—	—	(1,894,967)	—	—	(1,894,967)

Balance, end of period	$183,433	$18,451	$(262,287)	$2,023,513	$14,442,912	$—	$(2,310,972)	$14,095,050

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$542	$(48,301)	$64,589	$355,316	$(4,511)	$(102,927)	$264,708

Level 3 – Investments by class

Three months ended June 30, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$9,839	$137,026	$13,367	$1,218	$161,450
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	90	(2)	88
Included in other comprehensive income	190	(1,696)	(79)	(3)	(1,588)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(471)	(84,584)	(4,075)	(749)	(89,879)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(5,837)	(464)	(6,301)

Balance, end of period	$9,558	$50,746	$3,466	$—	$63,770

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Six months ended June 30, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$12,482	$75,886	$7,930	$1,224	$97,522
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(2)	—	44	(2)	40
Included in other comprehensive income	291	6,376	(433)	(9)	6,225
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(3,213)	(84,584)	(4,075)	(749)	(92,621)
Transfers in Level 3	—	53,068	5,837	—	58,905
Transfers out of Level 3	—	—	(5,837)	(464)	(6,301)

Balance, end of period	$9,558	$50,746	$3,466	$—	$63,770

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level 3 – Investments by class

Three months ended June 30, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$30,027	$160,927	$7,936	$1,186	$200,076
Total gains/(losses) realized and unrealized:
Included in earnings	(3,276)	—	(43)	(2)	(3,321)
Included in other comprehensive income	5,001	(403)	75	13	4,686
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(16,600)	—	—	—	(16,600)
Settlements	(439)	(756)	—	(213)	(1,408)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—

Balance, end of period	$14,713	$159,768	$7,968	$984	$183,433

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Six months ended June 30, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$30,433	$159,473	$8,069	$1,197	$199,172
Total gains/(losses) realized and unrealized:
Included in earnings	(3,282)	—	(86)	(3)	(3,371)
Included in other comprehensive income	6,134	1,787	(15)	3	7,909
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(16,600)	—	—	—	(16,600)
Settlements	(1,972)	(1,492)	—	(213)	(3,677)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—

Balance, end of period	$14,713	$159,768	$7,968	$984	$183,433

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level 3 – Derivatives by class

Three months ended June 30, 2012	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(222,222)	$(201,129)	$67,735	$(355,616)
Additions of VIEs for consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(112,904)	(7,416)	39,030	(81,290)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	39,139	(3,072)	(106,765)	(70,698)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(295,987)	$(211,617)	$—	$(507,604)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(107,861)	$(10,613)	$—	$(118,474)

Six months ended June 30, 2012	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(302,177)	$(190,653)	$6,055	$(486,775)
Additions of VIEs consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(45,035)	(14,638)	100,710	41,037
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	51,225	(6,326)	(106,765)	(61,866)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(295,987)	$(211,617)	$—	$(507,604)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(46,263)	$(26,647)	$—	$(72,910)

Three months ended June 30, 2011	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$29,571	$(235,910)	$16,725	$(189,614)
Additions of VIEs consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(76,255)	24,287	4,045	(47,923)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(20,526)	(4,224)	—	(24,750)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(67,210)	$(215,847)	$20,770	$(262,287)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(83,407)	$17,719	$4,045	$(61,643)

Six months ended June 30, 2011	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$25,750	$(221,684)	$—	$(195,934)
Additions of VIEs consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(66,432)	15,384	20,770	(30,278)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(26,528)	(9,547)	—	(36,075)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(67,210)	$(215,847)	$20,770	$(262,287)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(69,607)	$536	$20,770	$(48,301)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of June 30, 2012 and December 31, 2011. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers between Level 1 and Level 2 for the periods presented. All transfers between fair value hierarchy Levels 1, 2, and 3 are recognized at the beginning of each accounting period.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the three and six months ended June 30, 2012 and 2011 are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income
Three months ended June 30, 2012
Total gains or losses included in earnings for the period	$88	$3,072	$(10,489)	$(112,904)	$173,145	$38,799
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(10,613)	(107,861)	173,145	(231)
Six months ended June 30, 2012
Total gains or losses included in earnings for the period	$40	$6,326	$(20,964)	$(45,035)	$120,431	$99,723
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(26,647)	(46,263)	120,912	(987)

Three months ended June 30, 2011
Total gains or losses included in earnings for the period	$(3,321)	$4,224	$20,063	$(76,255)	$374,333	$3,491
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	17,719	(83,407)	374,333	3,491
Six months ended June 30, 2011
Total gains or losses included in earnings for the period	$(3,371)	$9,547	$5,837	$(66,432)	$312,467	$21,312
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	536	(69,607)	312,467	21,312

8. Investments

The amortized cost and estimated fair value of investments, excluding VIE investments, at June 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
June 30, 2012
Fixed income securities:
Municipal obligations	$1,768,713	$166,950	$80	$1,935,583	$—
Corporate obligations	1,040,010	76,454	13,769	1,102,695	—
Foreign obligations	65,089	3,753	—	68,842	—
U.S. government obligations	109,927	1,507	45	111,389	—
U.S. agency obligations	80,053	4,647	—	84,700	—
Residential mortgage-backed securities	1,065,132	249,879	40,487	1,274,524	9,802
Collateralized debt obligations	42,099	481	1,214	41,366	—
Other asset-backed securities	774,898	44,910	48,617	771,191	—

	4,945,921	548,581	104,212	5,390,290	9,802
Short-term	1,009,868	193	2	1,010,059	—
Other	100	—	—	100	—

	5,955,889	548,774	104,214	6,400,449	9,802

Fixed income securities pledged as collateral:
U.S. government obligations	285,349	741	252	285,838	—
Residential mortgage-backed securities	766	56	—	822	—

Total collateralized investments	286,115	797	252	286,660	—

Total investments	$6,242,004	$549,571	$104,466	$6,687,109	$9,802

December 31, 2011
Fixed income securities:
Municipal obligations	$1,858,493	$144,989	$483	$2,002,999	$—
Corporate obligations	1,087,629	63,074	23,203	1,127,500	—
Foreign obligations	89,951	4,844	—	94,795	—
U.S. government obligations	107,717	3,847	2	111,562	—
U.S. agency obligations	80,960	5,911	—	86,871	—
Residential mortgage-backed securities	1,119,517	350,816	57,816	1,412,517	20,907
Collateralized debt obligations	48,686	142	2,591	46,237	—
Other asset-backed securities	953,944	53,965	60,101	947,808	—

	5,346,897	627,588	144,196	5,830,289	20,907
Short-term	783,015	57	1	783,071	—
Other	100	—	—	100	—

	6,130,012	627,645	144,197	6,613,460	20,907

Fixed income securities pledged as collateral:
U.S. government obligations	259,401	1,525	124	260,802	—
Residential mortgage-backed securities	2,557	171	—	2,728	—

Total collateralized investments	261,958	1,696	124	263,530	—

Total investments	$6,391,970	$629,341	$144,321	$6,876,990	$20,907

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of June 30, 2012 and December 31, 2011.

Foreign obligations at June 30, 2012 and December 31, 2011 consist primarily of government issued securities which are denominated in Pounds Sterling and held by Ambac UK.

The amortized cost and estimated fair value of investments, excluding VIE investments, at June 30, 2012, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$806,147	$809,446
Due after one year through five years	964,876	1,010,276
Due after five years through ten years	1,139,323	1,235,519
Due after ten years	1,448,763	1,543,965

	4,359,109	4,599,206
Residential mortgage-backed securities	1,065,898	1,275,346
Collateralized debt obligations	42,099	41,366
Other asset-backed securities	774,898	771,191

	$6,242,004	$6,687,109

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2012:
Fixed income securities:
Municipal obligations	$8,205	$6	$7,333	$74	$15,538	$80
Corporate obligations	47,050	1,122	143,704	12,647	190,754	13,769
U.S. government obligations	297,450	297	—	—	297,450	297
Residential mortgage-backed securities	136,572	7,919	111,500	32,568	248,072	40,487
Collateralized debt obligations	18,279	197	9,558	1,017	27,837	1,214
Other asset-backed securities	19,020	4	195,525	48,613	214,545	48,617

	526,576	9,545	467,620	94,919	994,196	104,464
Short-term	6,285	2	—	—	6,285	2

Total temporarily impaired securities	$532,861	$9,547	$467,620	$94,919	$1,000,481	$104,466

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2011:
Fixed income securities:
Municipal obligations	$9,359	$309	$14,635	$174	$23,994	$483
Corporate obligations	155,528	6,220	178,861	16,983	334,389	23,203
U.S. government obligations	130,422	126	—	—	130,422	126
Residential mortgage-backed securities	125,826	14,495	105,705	43,321	231,531	57,816
Collateralized debt obligations	33,037	840	12,482	1,751	45,519	2,591
Other asset-backed securities	181,792	8,319	204,855	51,782	386,647	60,101

	635,964	30,309	516,538	114,011	1,152,502	144,320
Short-term	5,773	1	—	—	5,773	1

Total temporarily impaired securities	$641,737	$30,310	$516,538	$114,011	$1,158,275	$144,321

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of June 30, 2012 and December 31, 2011 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. As of June 30, 2012 and December 31, 2011, management has not asserted an intent to sell any securities in an unrealized loss position. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of June 30, 2012, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the segregated account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, which has been confirmed but is not effective and is subject to change, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. It is uncertain whether the actual form and amount of claim payments will conform to that set forth in the Segregated Account Rehabilitation Plan. Of the securities that were in a gross unrealized loss position at June 30, 2012, $267,213 of the total fair value and $62,018 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2011, $268,633 of the total fair value and $77,947 of the unrealized loss related to below investment grade securities and non-rated securities.

Corporate Obligations

The gross unrealized losses on corporate obligations as of June 30, 2012 is primarily the result of an increase in credit spreads on life insurers. Of the $12,647 of unrealized losses on corporate obligations greater than 12 months, one security comprises $5,120 of the total. This security, which was purchased in multiple lots, is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 36-54 months. Another security comprises $4,554 of the total. This security, which is an issuance by a large diversified financial services company that has a credit support agreement from its AA-rated parent, has been in an unrealized loss position for 60 months. The unrealized losses on these securities are the result of general credit spread widening since the date of purchase. Given the investment grade ratings, management believes that timely receipt of all principal and interest is probable.

Residential mortgage-backed securities

The gross unrealized loss on mortgage-backed securities as of June 30, 2012 is primarily related to Alt-A residential mortgage-backed securities. Of the $32,568 of unrealized losses on mortgage-backed securities for greater than 12 months, $31,293 or 96.1%, is attributable to 16 individual Alt-A securities. These individual securities have been in an unrealized loss position for 54 months. All of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices, the recession and weak economic conditions in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than at the time the securities were purchased.

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

Other asset-backed securities

The gross unrealized losses on other asset-backed securities as of June 30, 2012 is the result of overall risk aversion in the market due to economic uncertainty in the United States and abroad, as well as a flight to higher quality, more liquid investments. Of the $48,613 of unrealized losses on other asset-backed securities greater than 12 months, one security comprises $31,222 of the total. This security, which is secured by lease payments on an IRS facility and is insured by Ambac Assurance, has been in an unrealized loss position for 54 months. The unrealized loss on this security is largely due to the illiquid nature of this structured transaction which does not trade in the secondary market. Management believes that the timely receipt of all principal and interest on this position as well as on other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the three and six month periods ended June 30, 2012 and 2011:

	Three-months ended June 30,		Six-months ended June 30,
	2012	2011	2012	2011
Gross realized gains on securities	$67,681	$645	$68,505	$4,254
Gross realized losses on securities	(570)	(3,487)	(891)	(4,349)
Foreign exchange gains (losses)	(44)	314	(155)	17

Net realized gains excluding other-than-temporary impairments	$67,067	$(2,528)	$67,459	$(78)

Net other-than-temporary impairments(1)	$(2,328)	$(17,578)	$(5,399)	$(19,291)

(1)	Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

Other-than-temporary impairment charges to earnings were $2,328 and $5,399 for the three and six month periods ended June 30, 2012, respectively and $17,578 and $19,291 for the three and six months ended June 30, 2011, respectively. On March 24, 2010, OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. The form and timing of future financial guarantee payments will be determined by the Rehabilitator. Claim payments under Segregated Account policies have remained suspended throughout 2011 and the six months ended June 30, 2012. However, due to recent actions by the Rehabilitator, holders of policies allocated to the Segregated Account may begin to submit policy claims for partial payment in accordance with published Policy Claim Rules and the Segregated Account will begin paying 25% of each permitted policy claim that has arisen since the commencement of the Segregated Account Rehabilitation Proceedings and 25% of each policy claim submitted and permitted in the future. No decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. Changes in the estimated timing of resumption of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during 2012 and 2011. Net other-than-temporary impairments for the three months ended June 30, 2012 resulted from credit impairments on certain other non-agency RMBS securities. For the six months ended June 30, 2012 adverse changes to projected cash flows on Ambac-wrapped securities stemming from the continued suspension of claim payments as described above also contributed to net other-than-temporary impairments. Net other-than-temporary impairments for the three and six months ended June 30, 2011 primarily resulted from adverse changes to projected cash flows on securities guaranteed by Ambac Assurance. Further changes to estimated claim payments could result in additional other-than-temporary impairment charges in the future. As of June 30, 2012, management has not asserted an intent to sell any securities in an unrealized loss position from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of June 30, 2012 and 2011:

	Credit Impairment
	2012	2011
Balance as of January 1	$201,317	$139,766
Additions for credit impairments recognized on:
Securities not previously impaired	466	18,433
Securities previously impaired	4,933	858
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(24,007)	—

Balance as of June 30	$182,709	$159,057

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

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at June 30, 2012 and December 31, 2011:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Repurchase Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
June 30, 2012:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$776,523	$461,408	$315,115
Cash and securities pledged from its derivative counterparties	—	—	—

December 31, 2011:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$874,987	$564,036	$310,951
Cash and securities pledged from its derivative counterparties	—	—	—

Securities carried at $7,083 and $7,132 at June 30, 2012 and December 31, 2011, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Securities with fair value of $193,346 and $172,880 at June 30, 2012 and December 31, 2011, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a resecuritization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 5, Special Purpose Entities, including Variable Interest Entities for a further description of this transaction.

9. Derivative Instruments

The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists.

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
June 30, 2012
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$211,617
Interest rate swaps	Derivative assets	392,766	Derivative liabilities	180,713
	Derivative liabilities	582	Derivative assets	259,852
Currency swaps	Derivative assets	—	Derivative liabilities	570
Futures contracts	Derivative assets	—	Derivative liabilities	1,541
Other contracts	Derivative assets	—	Derivative liabilities	180

Total derivatives held for trading		393,348		654,473

Call options on long-term debt	Derivative assets	—	Derivative liabilities	—
Total non-VIE derivatives		$393,348		$654,473

Variable Interest Entities
Currency swaps	VIE—Derivative liabilities	—	VIE—Derivative liabilities	85,072
Interest rate swaps	VIE—Derivative liabilities	—	VIE—Derivative liabilities	1,978,737

Total VIE derivatives		$—		$2,063,809

December 31, 2011:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$190,653
Interest rate swaps	Derivative assets	411,652	Derivative liabilities	251,303
	Derivative liabilities	30,859	Derivative assets	242,500
Currency swaps	Derivative assets	—	Derivative liabilities	2,423
Futures contracts	Derivative assets	—	Derivative liabilities	627
Other contracts	Derivative assets	—	Derivative liabilities	361

Total derivatives held for trading		442,511		687,867

Call options on long-term debt	Derivative assets	6,055	Derivative liabilities	—

Total non-VIE derivatives		$448,566		$687,867

Variable Interest Entities
Currency swaps	VIE—Derivative liabilities	27,779	VIE—Derivative liabilities	90,857
Interest rate swaps	VIE—Derivative liabilities	—	VIE—Derivative liabilities	2,023,974

Total VIE derivatives		$27,779		$2,114,831

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $28,455 and $47,421 as of June 30, 2012 and December 31, 2011, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $0 and $0 as of June 30, 2012 and December 31, 2011.

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011, respectively:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income
		Three months ended June 30, 2012	Three months ended June 30, 2011
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$(7,415)	$24,287
Financial Services derivatives products:
Interest rate swaps	Derivative products	(108,175)	(57,952)
Currency swaps	Derivative products	81	(354)
Futures contracts	Derivative products	(16,070)	(7,307)
Other derivatives	Derivative products	73	19

Total Financial Services derivative products		(124,091)	(65,594)

Call options on long-term debt	Other income	39,030	4,045

Variable Interest Entities:
Credit derivatives	Income (loss) on variable interest entities	—	—
Currency swaps	Income (loss) on variable interest entities	(10,787)	(9,970)
Interest rate swaps	Income (loss) on variable interest entities	(48,478)	(147,350)

Total Variable Interest Entities		(59,265)	(157,320)

Total derivative contracts		$(151,741)	$(194,582)

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income
		Six months ended June 30, 2012	Six months ended June 30, 2011
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$(14,637)	$15,384
Financial Services derivatives products:
Interest rate swaps	Derivative products	(65,990)	(34,260)
Currency swaps	Derivative products	237	(556)
Futures contracts	Derivative products	(11,762)	(9,875)
Other derivatives	Derivative products	381	100

Total Financial Services derivative products		(77,134)	(44,591)

Call options on long-term debt	Other income	100,710	20,770

Variable Interest Entities:
Credit derivatives	Income (loss) on variable interest entities	—	(4,511)
Currency swaps	Income (loss) on variable interest entities	(21,994)	(22,669)
Interest rate swaps	Income (loss) on variable interest entities	45,237	(88,521)

Total Variable Interest Entities		23,243	(115,701)

Total derivative contracts		$32,182	$(124,138)

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

In a small number of transactions, Ambac is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are six transactions, which are not “pay-as-you-go”, with a combined notional of approximately $148,273 and a net liability fair value of $252 as of June 30, 2012. These transactions are primarily in the form of CLOs written between 2002 and 2005. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at June 30, 2012, include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the net par outstanding for CDS contracts, by Ambac rating, for each major category as of June 30, 2012 and December 31, 2011:

June 30, 2012 Ambac Rating	CLO	Other	Total
AAA	$127,730	$920,142	$1,047,872
AA	5,756,517	846,291	6,602,808
A	1,702,167	2,755,418	4,457,585
BBB(1)	—	485,965	485,965
Below investment grade(2)	—	290,186	290,186

	$7,586,414	$5,298,002	$12,884,416

December 31, 2011 Ambac Rating	CLO	Other	Total
AAA	$297,741	$913,857	$1,211,598
AA	6,193,522	1,248,584	7,442,106
A	1,737,314	2,967,445	4,704,759
BBB(1)	—	518,142	518,142
Below investment grade(2)	—	290,007	290,007

	$8,228,577	$5,938,035	$14,166,612

(1)	BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles.
(2)	Below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

The tables below summarize information by major category as of June 30, 2012 and December 31, 2011:

	CLO	Other	Total
June 30, 2012
Number of CDS transactions	38	22	60
Remaining expected weighted-average life of obligations (in years)	2.3	5.8	3.7
Gross principal notional outstanding	$7,586,414	$5,298,002	$12,884,416
Net derivative liabilities at fair value	$(51,166)	$(160,451)	$(211,617)

	CLO	Other	Total
December 31, 2011
Number of CDS transactions	44	24	68
Remaining expected weighted-average life of obligations (in years)	2.7	6.0	4.1
Gross principal notional outstanding	$8,228,577	$5,938,035	$14,166,612
Net derivative liabilities at fair value	$(54,320)	$(136,333)	$(190,653)

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

Changes in fair value of Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income. Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group. As of June 30, 2012, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $59,423 and total notional principal outstanding of $290,186. As of December 31, 2011 there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $46,056 and a total notional principal outstanding of $290,007.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom. As of June 30, 2012 and December 31, 2011 the notional amounts of AFS’s trading derivative products are as follows:

Type of derivative	Notional June 30, 2012	Notional December 31, 2011
Interest rate swaps—receive-fixed/pay-variable	$978,781	$1,370,995
Interest rate swaps—pay-fixed/receive-variable	2,094,301	3,798,305
Interest rate swaps—basis swaps	175,835	175,835
Currency swaps	3,549	13,559
Futures contracts	295,000	53,500
Other contracts	118,450	118,930

Derivatives of Consolidated Variable Interest Entities

Certain VIEs consolidated under ASC Topic 810 entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of June 30, 2012 and December 31, 2011 are as follows:

	Notional	Notional
Type of VIE derivative	June 30, 2012	December 31, 2011
Interest rate swaps—receive-fixed/pay-variable	$1,721,100	$1,702,113
Interest rate swaps—pay-fixed/receive-variable	4,586,220	4,535,626
Currency swaps	729,213	721,168
Credit derivatives	20,605	20,934

Call Options on Long-Term Debt

Ambac Assurance had certain contractual options to repurchase $500,000 of its surplus notes at a discount to their par value which were considered stand-alone derivatives. Surplus notes are classified under Long-term debt on the Consolidated Balance Sheets. These call options were exercised in June 2012. The fair value of the options was $6,055 as of December 31,2011 Gains from the change in fair value of the call options were recognized within Other income in the Consolidated Statements of Total Comprehensive Income in the amount of $39,030 and $4,045 for the three months ended June 30, 2012 and 2011, respectively; and $100,710 and $20,770 for the six months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $238,203 and $266,626, respectively, related to which Ambac had posted assets as collateral with a fair value of $286,660 and $263,530, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on June 30, 2012, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

10. Long-term Debt

The carrying value of long-term debt was as follows:

	June 30, 2012	December 31, 2011
Ambac Assurance Corporation:
5.1% surplus notes, general account, due 2020	$133,820	$213,790
5.1% surplus notes, segregated account, due 2020	6,233	6,020
5.1% junior surplus notes, segregated account, due 2020	3,983	3,791

Ambac Assurance long-term debt	$144,036	$223,601

Variable Interest Entities:
Total long-term debt	$14,376,872	$14,288,540

Ambac Assurance entered into call option agreements to repurchase, at significant discounts to par, general account surplus notes with an aggregate par amount of $939,179. The subject surplus notes were issued in connection with the settlement of credit derivative liabilities in 2010 and were recorded at their fair value at the date of issuance. Since issuance, Ambac has accreted the discount into earnings using the effective interest method. Certain of these call options were free-standing derivatives for accounting purposes and were carried at fair value as assets on the Consolidated Balance Sheets. In June 2012, Ambac Assurance exercised certain of these options and repurchased surplus notes with total par value of $789,179 for an aggregate cash payment of $188,446 pursuant to such call option agreements. The carrying value of extinguished surplus notes and accrued interest less the fair value of the free-standing derivatives were below the call option exercise prices and, accordingly, for the three and six months ended June 30, 2012, Ambac recognized a realized loss of $177,745. The remaining options to acquire surplus notes have expired. Refer to Note 1 for more information about the acquisition of surplus notes.

Surplus note interest payments require the approval of OCI. OCI disapproved of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding Surplus Notes issued by Ambac and the Segregated Account on the first and second scheduled interest payment dates of June 7, 2011 and June 7, 2012, respectively.

11. Income Taxes

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

On February 24, 2012, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI, and the Rehabilitator submitted to the Department of Justice, Tax Division a proposal (the “Offer Letter”) to settle outstanding disputes with the IRS which includes the following terms that Ambac believes will be acceptable to the United States: (i) a payment by Ambac Assurance of approximately $100,000; (ii) a payment by Ambac of approximately $1,900; (iii) Ambac’s consolidated tax group will relinquish its claim to all loss carry-forwards resulting from losses on credit default swap contracts and arising on or before December 31, 2010 to the extent such loss carry-forwards exceed $3,400,000; and (iv) the IRS will be paid 12.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier C (as described in the Amended TSA) and the IRS will be paid 17.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier D (as described in the Amended TSA). Finality of the settlement will require the satisfaction of certain conditions and the approval of the United States, the Bankruptcy Court and the Rehabilitation Court. On June 14, 2012, the Rehabilitation Court entered an order authorizing the Rehabilitator and the Segregated Account to proceed with such settlement; however, there can be no assurance that the IRS Settlement will be finalized on the terms described above, if at all, or as to the timing of any such settlement. Nevertheless, this possible settlement has been provided for in accordance with ASC Topic 740, Income Taxes.

In 2011, Ambac settled tax years 2000 through 2010 with New York City for a cash payment of $2,000 and forfeiture of a $1,234 over payment, which was being applied to future tax years.

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of June 30, 2012, the company had a valuation allowance of $3,393,097.

As of June 30, 2012 Ambac has an ordinary U. S. federal net operating tax carryforward of approximately $7,567,960, which if not utilized will begin expiring in 2028 and will fully expire in 2032. As disclosed above, to settle outstanding disputes with the IRS Ambac has proposed to relinquish its claim to all net operating loss carry-forwards resulting from losses on credit default swap contracts arising on or before December 31, 2010 to the extent such net operating loss carry-forwards exceed $3,400,000. The exact amount of the loss carry-forward relinquishment will be determined upon the execution of a closing agreement with the IRS.

12. Commitments and Contingencies

Ambac and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against Ambac and certain of its present or former directors and officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York (the “District Court”) that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants Ambac, the underwriters for the three offerings, Ambac’s independent Certified Public Accountants and certain present and former directors and officers of Ambac. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, Ambac and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of Ambac’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On December 9, 2010, Ambac and the present or former officers or directors who are defendants in these actions entered into a memorandum of understanding with Plaintiffs with respect to settlement and, as discussed in more detail below, on May 4, 2011, Ambac and the present or former officers or directors who are defendants in these actions entered in a stipulation of settlement to settle the claims asserted in these actions. As also discussed in more detail below, on September 13, 2011, the Bankruptcy Court entered an order approving the stipulation of settlement and Ambac’s entry into the stipulation of settlement and performance of all of its obligations thereunder (which the District Court affirmed on December 29, 2011 and the United States Court of Appeals for the Second Circuit (the “Second Circuit”) in turn affirmed on July 12, 2012), and on September 28, 2011, the District Court entered a judgment approving the settlement (which the Second Circuit affirmed on July 12, 2012).

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, one former officer and director and one former officer, Case No. 08 CV 11241 (such action, together with the consolidated actions referred to above, the “Securities Class Actions”). An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, Ambac and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. On December 9, 2010, Ambac and the former officer and director and the former officer who are defendants in this action entered into a memorandum of understanding with Plaintiffs with respect to settlement and, as discussed in more detail below, on May 4, 2011, Ambac and the former officer and director and the former officer who are defendants in this action entered into a stipulation of settlement to settle the claims asserted in this action. As also discussed in more detail below, on September 13, 2011, the Bankruptcy Court entered an order approving the stipulation of settlement and Ambac’s entry into the stipulation of settlement and performance of all of its obligations thereunder (which the District Court affirmed on December 29, 2011 and the Second Circuit in turn affirmed on July 12, 2012), and on September 28, 2011, the District Court entered a judgment approving the settlement (which the Second Circuit affirmed on July 12, 2012).

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

PFRS, the putative shareholder who objected to the proposed settlement in both the Bankruptcy Court and the District Court, then pursued appeals from both the Bankruptcy Court’s amended order and the District Court’s judgment. On September 26, 2011, counsel for PFRS filed a notice of appeal to the District Court from the Bankruptcy Court’s amended order. On October 28, 2011, counsel for PFRS filed a notice of appeal from the District Court’s September 28, 2011 judgment approving the settlement. PFRS’s appeal from the Bankruptcy Court’s amended order was considered first by the District Court, which affirmed the Bankruptcy Court’s amended order on December 29, 2011. On January 4, 2012, PFRS filed a further notice of appeal from the District Court’s order affirming the Bankruptcy Court’s amended order. Thus, as of January 4, 2012, both of PFRS’s appeals were pending before the United States Court of Appeals for the Second Circuit and were docketed as Case Nos. 11-4643 and 12-59. On January 19, 2012, Ambac and the individual defendants-appellees moved to consolidate the two appeals and to expedite the resolution of the consolidated appeal. On January 26, 2012, the Court granted certain relief sought in the motion to consolidate and expedite, and consolidated both appeals under Lead Case No. 11-4643. On March 23, 2012, the Court issued an expedited briefing schedule for the consolidated appeal. .The Court heard oral argument on June 27, 2012, and on July 12, 2012 affirmed both the District Court’s judgment approving the settlement as well as the District Court’s order affirming the Bankruptcy Court’s amended order.

Karthikeyan V. Veera v. Ambac Financial Group, Inc., et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010, and amended on September 7, 2010). Plaintiff, a former employee and participant in Ambac’s Savings Incentive Plan (the “Plan”), asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Plan Administrative Committee, the Plan Investment Committee, the Compensation Committee of the Board of Directors of Ambac, and a number of current and former officers and directors of Ambac. This action is purportedly brought on behalf of all persons, excluding defendants and their immediate families, who were participants in the Plan from October 1, 2006 through July 2, 2008 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding Ambac’s financial condition. This ERISA action seeks, among other things, compensatory damages, a constructive trust for amounts by which the fiduciaries allegedly benefited as a result of their breaches, and attorneys’ fees. On October 20, 2010, all of the defendants named in the amended complaint moved to dismiss all of the claims in the amended complaint. In an Opinion and Order issued January 6, 2011, the Court denied the motion to dismiss. On January 18, 2011, Ambac filed an adversary complaint in the Bankruptcy Court against Plaintiff, primarily seeking declaratory relief to confirm the applicability of the automatic stay under Bankruptcy Code section 362(a) to plaintiff’s claims. On February 11, 2011, Ambac filed a motion in the adversary proceeding for summary judgment declaring that the protections of the automatic stay apply or should be extended to the claims in the ERISA action and for injunctive relief. Following a hearing on Ambac’s motion on March 4, 2011, the Bankruptcy Court entered an order granting Ambac’s motion, holding that the automatic stay applied to the ERISA action, but also granted Plaintiff relief from the stay to pursue limited discovery during the extended exclusivity period in Ambac’s Chapter 11 case. On July 15, 2011, plaintiff filed a motion for additional relief from the automatic stay. The Bankruptcy Court denied plaintiff’s motion on July 20, 2011 ordering that the automatic stay shall continue to apply to the ERISA action but granting plaintiff limited relief from the automatic stay in order to permit plaintiff to participate in mediation, which occurred in September 2011. Veera filed an objection to Ambac’s Reorganization Plan to the extent the releases in the Reorganization Plan sought to extinguish Veera’s claims against the defendants. On March 13, 2012, Veera and Ambac entered into a stipulation and agreed to an order resolving Veera’s objection. Pursuant to such Stipulation, Veera and Ambac agreed that the automatic stay could be lifted as it applies to the ERISA action with respect to certain discovery. On April 10, 2012, defendants filed a motion for partial summary judgment seeking dismissal of all claims based on the defendants’ alleged failure to act on material non-public information. Veera opposed the motion, and the court held oral argument on May 15, 2012. While defendants’ motion for partial summary judgment was pending, on June 8, 2012, Veera informed the court that the parties had agreed to a proposed settlement of the action. On June 11, 2012, the court endorsed the letter, granting the parties’ requests to cancel pre-trial deadlines and remove pending motions from the docket. The court also ordered that the case be removed from its docket within thirty days with a stipulation of discontinuance and instructed that, if not discontinued by July 11, 2012, the matter would be reinstated for trial scheduled for March 2013. Consistent with this order, the parties filed the settlement agreement and an unopposed motion for preliminary approval of the settlement with the court on July 11, 2012 and at the Court’s request, on August 2, 2012 submitted a revised preliminary approval order and notice to the court. The Court granted the motion for preliminary approval of the settlement. Notice of the settlement will be sent to class members and a fairness hearing to determine if the settlement should receive final approval by the court is expected to occur on or about November 14, 2012.

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011) (“Olympic Club Complaint”). The Contra Costa Complaint is brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements and failed to disclose the extent of the insurers’ respective exposures to mortgage-backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. (The October 20, 2011 denial applies to the Contra Costa Complaint and the Olympic Club Complaint, both of which were given a technical filing date of October 21, 2011). On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion was held on March 23, 2012. On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. The case will now proceed to a determination whether the conspiracy branch of the complaint can proceed given the requirement of the Anti-SLAPP statute that plaintiff show a probability of success on he merits.

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

On November 10, 2011, the Rehabilitation Court issued an order authorizing the Commissioner, as Rehabilitator, and the Segregated Account to proceed in accordance with the terms and conditions of the Mediation Agreement and its related agreements and to carry out all transactions necessary to effectuate those agreements. Notices of appeal from this order were filed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (Freddie Mac) and a group describing itself as the “RMBS Holders,” which claims to own or manage funds that own residential mortgage-backed securities insured by Ambac Assurance.

On June 4, 2012, the Rehabilitation Court issued an order authorizing the Rehabilitator and the Segregated Account to make interim cash payments on permitted policy claims. Also, on June 4, 2012, the Rehabilitation Court issued an order approving Ambac Assurance’s purchase of approximately $789 million of principal amount of surplus notes at a price of approximately $188 million pursuant to the exercise of call options that were issued as part of the Settlement Agreement (“Surplus Notes Order”). Fannie Mae objected to the Motion to Approve the Purchase of the Surplus Notes and filed both a Petition for Leave to Appeal the Surplus Notes Order and a Notice of Appeal. The appeal is pending.

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

On February 24, 2012, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI, and the Rehabilitator submitted to the IRS and the Department of Justice, Tax Division a proposal (the “Offer Letter”) to settle the IRS Dispute and related proceedings which includes the following terms that Ambac believes will be acceptable to the United States: (i) a payment by Ambac Assurance of $100,000; (ii) a payment by Ambac of $1,900; (iii) the Ambac Consolidated Group will relinquish its claim to all loss carry-forwards resulting from losses on credit default swap contracts and arising on or before December 31, 2010 to the extent such loss carry-forwards exceed $3.4 billion; and (iv) the IRS will be paid 12.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier C and the IRS will be paid 17.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier D (the “IRS Settlement”). Finality of the settlement will require the satisfaction of certain conditions and the approval of the United States, the Bankruptcy Court and the Rehabilitation Court. On June 14, 2012, the Rehabilitation Court entered an order authorizing the Rehabilitator and the Segregated Account to proceed with the IRS Settlement, but the settlement has not yet been approved by the United States or the Bankruptcy Court. As a result of the progress made toward a settlement framework, remaining discovery in the case was put on hold pending the parties’ further reports to the Bankruptcy Court. There can be no assurance that the IRS Settlement will be finalized on the terms described above, if at all, or as to the timing of any such settlement. Pursuant to the terms of the Offer Letter, on April 24, 2012 Ambac submitted to the IRS a private letter ruling request (“PLR”) seeking, in part, a favorable ruling from the IRS with respect to rulings under section 382 and section 269 of the Code regarding certain U.S. federal income tax consequences related to Ambac’s bankruptcy plan of reorganization. The IRS Settlement is conditioned on the IRS issuing a favorable ruling on the PLR request.

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

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012). Ambac Assurance alleges claims for fraudulent inducement and breach of contract against EMC and J.P. Morgan Securities Inc., as well as claims against JP Morgan Chase Bank, N.A. as EMC’s successor in interest, arising from the defendants’ misrepresentations and breaches of contractual warranties regarding certain transactions that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendants (described above). Defendants filed a motion to dismiss on June 8, 2012. Ambac Assurance intends to oppose the motion.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, filed April 16, 2012). Ambac Assurance alleges breach of contract, fraudulent inducement, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. Defendants filed a motion to dismiss on July 13, 2012. Ambac Assurance intends to oppose the motion.

•

Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York, filed on January 12, 2010). Ambac Assurance alleged breach of contract, fraudulent inducement, breach of implied duty of good faith and fair dealing, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. On July 8, 2010, the defendants moved to dismiss the complaint. Ambac Assurance opposed the motion. In decisions dated April 7, 2011 and October 7, 2011, the Court granted the defendants’ motion in part striking only Ambac Assurance’s claim for consequential damages and jury demand. The Court otherwise denied the defendants’ motion. Ambac Assurance is appealing the court’s decision striking the jury demand for Ambac Assurance’s fraudulent inducement claim. Discovery is ongoing. No trial date has been set.

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

13. Segment Information

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

Information provided below for “Corporate and Other” primarily relates to corporate activities, including interest income on the investment portfolio. Corporate and Other intersegment revenue relates to payments under the Mediation Agreement between Ambac Financial Group and Ambac Assurance. For additional information on the Mediation Agreement, please refer to Note 1. The following table is a summary of financial information by reportable segment as of and for the three and six months ended June 30, 2012 and 2011:

Three months ended June 30,	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2012:
Revenues:
Unaffiliated customers	$87,665	$(93,682)	$56	$—	$(5,961)
Intersegment	1,397	(1,346)	—	(51)	—

Total revenues	$89,062	$(95,028)	$56	$(51)	$(5,961)

Pre-tax loss from continuing operations:
Unaffiliated customers	$(717,187)	$(96,257)	$(117)	$—	$(813,561)
Intersegment	(712)	(429)	1,141	—	—

Pre-tax loss from continuing operations	$(717,899)	$(96,686)	$1,024	$—	$(813,561)

Total assets	$25,771,887	$800,677	$39,227	$—	$26,611,791

2011:
Revenues:
Unaffiliated customers	$203,089	$(54,966)	$72	$—	$148,195
Intersegment	1,407	(1,336)	—	(71)	—

Total revenues	$204,496	$(56,302)	$72	$(71)	$148,195

Pre-tax loss from continuing operations:
Unaffiliated customers	$(34,791)	$(59,697)	$(7,388)	$—	$(101,876)
Intersegment	341	(328)	157	(170)	—

Pre-tax loss from continuing operations	$(34,450)	$(60,025)	$(7,231)	$(170)	$(101,876)

Total assets	$25,895,317	$1,447,059	$67,928	$—	$27,410,304

Six months ended June 30,	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2012:
Revenues:
Unaffiliated customers	$357,492	$(39,430)	$113	$—	$318,175
Intersegment	2,896	(2,789)	645	(752)	—

Total revenues	$360,388	$(42,219)	$758	$(752)	$318,175

Pre-tax loss from continuing operations:
Unaffiliated customers	$(510,900)	$(44,587)	$(4,452)	$—	$(559,939)
Intersegment	315	(1,784)	1,469	—	—

Pre-tax loss from continuing operations	$(510,585)	$(46,371)	$(2,983)	$—	$(559,939)

Total assets	$25,771,887	$800,677	$39,227	$—	$26,611,791

2011:
Revenues:
Unaffiliated customers	$378,100	$(26,771)	$149	$—	$351,478
Intersegment	24,086	(23,941)	—	(145)	—

Total revenues	$402,186	$(50,712)	$149	$(145)	$351,478

Pre-tax loss from continuing operations:
Unaffiliated customers	$(849,872)	$(36,307)	$(32,593)	$—	$(918,772)
Intersegment	21,631	(22,154)	693	(170)	—

Pre-tax loss from continuing operations	$(828,241)	$(58,461)	$(31,900)	$(170)	$(918,772)

Total assets	$26,588,040	$1,291,736	$60,653	$—	$27,940,429

Included in the table above are revenues from unaffiliated customers for the three and six months ended June 30, 2012 relating to net investment income of $89,953 and $195,214 for Financial Guarantee, respectively; $3,826 and $10,625 for Financial Services, respectively; and $57 and $114 for Corporate and Other, respectively, compared with $87,964 and $159,629 for Financial Guarantee, respectively; $7,603 and $12,329 for Financial Services, respectively; and $72 and $149 for Corporate and Other, respectively, for the three and six months ended June 30, 2011. Included in the line item pre-tax loss from continuing operations—unaffiliated customers for the three and six month quarters of 2012 is interest expense, of which $30,205 and $62,254 is for Financial Guarantee, respectively; $1,650 and $3,440 for Financial Services; respectively; and $0 and $0 for Corporate and Other, respectively, compared to the three and six month quarters of 2011, of which $29,646 and $57,715 is for Financial Guarantee, respectively; $2,024 and $4,215 for Financial Services; respectively; and $0 and $0 for Corporate and Other, respectively. Interest expense for Financial Guarantee relates to the interest accrued on surplus notes and interest from a secured borrowing on a variable interest entity, and Financial Services relates to the interest on investment agreements.

The following tables summarize gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment, by location of risk for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(31,936)	$70,555	$(4,816)	$(210,913)	$78,648	$17,717
United Kingdom	5,971	25,551	(813)	18,151	11,853	1,535
Other international	(1,908)	6,936	(1,786)	(15,312)	8,770	5,035

Total	$(27,873)	$103,042	$(7,415)	$(208,074)	$99,271	$24,287

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(124,661)	$143,541	$(8,267)	$(355,179)	$150,129	$10,518
United Kingdom	12,385	40,592	(4,437)	10,883	22,786	853
Other international	(8,191)	13,859	(1,933)	(23,989)	18,155	4,013

Total	$(120,467)	$197,992	$(14,637)	$(368,285)	$191,070	$15,384

14. Future Application of Accounting Standards and Adoption of New Accounting Standards

Future Application of Accounting Standards:

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards. The new disclosures include: a) gross amounts of financial assets and financial liabilities; b) amounts of financial assets and financial liabilities offset on the balance sheet; c) net amounts after taking into account (a) and (b); d) amounts subject to enforceable master netting arrangement or similar agreements not otherwise included in (b); and e) net amounts after deducting amounts in (d) from the amounts in (c). ASU 2011-11 is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. Ambac will adopt ASU 2011-11 on January 1, 2013. Since this ASU requires enhanced disclosures only, the adoption of this ASU will not have a material effect on Ambac’s financial statements.

Adoption of New Accounting Standards:

Effective January 1, 2012, Ambac adopted ASU No. 2011-05, Presentation of Comprehensive Income retrospectively for all periods presented. Upon the adoption of this ASU, Ambac presented the components of net income and other comprehensive income in a single continuous statement within the Consolidated Statements of Total Comprehensive Income. Components of other comprehensive income are no longer included within the Consolidated Statements of Stockholders’ Equity.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac Financial Group, Inc. (“Ambac” or the “Company”) management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) failure to consummate a plan of reorganization under Chapter 11, which may lead to the commencement of liquidation proceedings pursuant to Chapter 7; (2) the impact of the bankruptcy proceeding on the holders of Ambac securities; (3) failure to satisfactorily resolve our dispute with the United States Internal Revenue Service; (4) the unlikelihood that Ambac Assurance Corporation (“Ambac Assurance”) will pay dividends to Ambac in the foreseeable future; (5) adverse events arising from the Segregated Account Rehabilitation Proceedings, including the failure of the injunctions issued by the Wisconsin Rehabilitation Court to protect the Segregated Account and Ambac Assurance from certain adverse actions; (6) litigation arising from the Segregated Account Rehabilitation Proceedings; (7) decisions made by the Rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders; (8) potential of a full rehabilitation proceeding against Ambac Assurance or material changes to the Segregated Account Rehabilitation Plan, with resulting adverse impacts; (9) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries or future commutations included in our reserves; (10) adverse developments in our portfolio of insured public finance credits; (11) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (12) risks relating to determination of amount of impairments taken on investments; (13) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (14) market spreads and pricing on insured collateralized loan obligations (“CLOs”) and other derivative products insured or issued by Ambac or its subsidiaries; (15) Ambac’s financial position and the Segregated Account Rehabilitation Proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (16) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (17) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, CLOs, public finance obligations and exposures to reinsurers; (18) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (19) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (20) factors that may influence the amount of installment premiums paid to Ambac, including Segregated Account Rehabilitation Proceedings; (21) changes in prevailing interest rates; (22) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance, to the portion of our credit enhancement business which is executed in credit derivative form; (23) changes in accounting principles or practices that may impact Ambac’s reported financial results; (24) legislative and regulatory developments; (25) operational risks, including with respect to internal processes, risk models, systems and employees; (26) changes in tax laws, tax disputes and other tax-related risks; and (27) other risks and uncertainties that have not been identified at this time.

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

Through its financial services subsidiaries, Ambac provided financial and investment products, including investment agreements, funding conduits, and interest rate and currency swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. The interest rate swap and investment agreement businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

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

Losses and Loss Expenses of Non-derivative Financial Guarantees:

The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including variable interest entities (“VIEs”), for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.

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

As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. The performance and loss reserves for many transactions (such as many public finance exposures) are derived from the issuer’s obligation to pay. The performance and loss reserves of other transactions such as most structured finance exposures including RMBS have no direct issuer support and therefore are derived from the default activity and loss given default of collateral supporting the transactions. Many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves as well as our ability to effectively utilize remediation strategies to improve performance or reduce our exposure via commutations. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Reinsurance recoveries do not have a significant effect on loss reserve volatility because Ambac has little exposure ceded to reinsurers and has received collateral from the majority of its reinsurers.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to certain bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The bond types that have experienced the most significant loss reserves and claims are residential mortgage-backed securities (“RMBS”), student loan securities, healthcare obligations, and collateralized debt obligations (“CDOs”). These four bond types represent 92% of our ever-to-date insurance claims presented with RMBS comprising 88% of our ever-to-date claims presented.

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) related to policies in Ambac’s loss reserves at June 30, 2012:

($ in millions)	Number of credits	Gross par outstanding	Gross Loss Reserves(2)
RMBS	185	$16,023	$4,770
Student Loans	59	5,845	1,030
All other credits	109	5,724	1,226
Loss adjustment expenses	n.a.	n.a.	140

Totals	353	$27,592	$7,166	(1)

(1)	Ceded Par Outstanding and ceded loss reserves are $1,263 and $163, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.
(2)	Loss reserves of $7,166 are included in the balance sheet in the following line items: Loss and loss expense reserve—$7,608 and Subrogation recoverable—$442.

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies its insured first-lien RMBS exposure principally into two broad credit risk classes: mid-prime (including Alt-A, interest only, and negative amortization) and sub-prime. Mid-prime loans were typically made to borrowers who had stronger credit profiles relative to sub-prime loans, but weaker than prime loans. Compared with mid-prime loans, sub-prime loans typically had higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The mid-prime category includes:

•

Loans with specific payment features that afforded borrowers the option to have lower payments in the early years with potential resets after several years. For example, so-called interest only loans have monthly payments comprised of interest but no principal. So called negative amortization loans permit borrowers to defer interest and principal in the early years and then make higher payments in the period after the reset. Both types may also have lower interest rates in the early years. Future increases in monthly payments, commonly called payment shock, raise the probability of delinquencies and defaults given the decline in house prices that has caused many borrowers’ loan amounts to exceed their homes market value.

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

Methodology for Projecting Expected Losses in our RMBS Portfolio

For the first three quarters of 2011, we determined expected losses by using (i) an internal roll-rate model to project losses for our second-lien transactions; (ii) a licensed third-party multi-scenario stochastic (Monte Carlo) cash flow model (“stochastic model”) to project losses for our first-lien transactions; and (iii) a licensed statistical regression model (“regression model”) to develop estimates of projected losses for both our second and first-lien transactions. As of the quarter ending December 31, 2011, we discontinued the use of both the stochastic model and the internal roll-rate model and utilized the regression model to develop estimates of projected losses.

Our reserving methodology in the first three quarters of 2011 reflected a blending of the results of the two approaches used for each transaction, with 50% probability assigned to the regression model and 50% assigned to either our internal roll-rate model in the case of second-lien transactions or to the stochastic model in the case of our first-lien transactions. In the months leading up to the transition to one model, we worked extensively with the regression model vendor to ensure the model was adequately projecting the performance of our transactions, and to provide additional information and data to improve the precision of the model’s projections. Prior to solely utilizing the results of the regression model, our internal RMBS credit and quantitative professionals evaluated and analyzed the results of the regression model versus loss estimates generated utilizing our internal roll-rate model for second-lien transactions and our stochastic model for first-lien transactions. This cross disciplined team compared the specific drivers and methodology of the regression model with our existing approaches, and analyzed deal performance and model outputs across the portfolio. For example, the team considered the general reasonableness of the models’ projected defaults of borrowers not currently in seriously delinquent or worse payment status and also conducted selective collateral analyses. The team also assessed the models’ cumulative loss estimates and compared such estimates by asset type and vintage with rating agency and other published loss projections. Based upon this analysis, we believe the exclusive use of the regression model to project RMBS losses is reasonable at this time. Although RMBS loss projections can be widely disparate and there can be no certainty with regard to projecting such losses, we believe our current reserving approach, including the regression model itself and the assumptions utilized, is sound and reasonable.

The regression model projects losses utilizing: (i) the RMBS transaction’s collateral, characteristics and status, (ii) the RMBS transaction’s payment waterfall structure, including the application of interest and principal payments and recoveries, (iii) projected home price appreciation (“HPA”), and (iv) projected interest rates. We provide the regression model vendor with both HPA projections from a recognized source and interest rate projections we develop from market sources. We generally utilize waterfall structures from a market accepted vendor of securitization deal structures. In some cases, we may utilize an internally developed waterfall structure when our legal and commercial analysis of the transaction’s payment structure differs from the vendor’s waterfall structure. Transaction documents are subject to interpretation, and our interpretation or that of the vendor and as reflected in our loss reserves may prove to be incorrect and/or not executed by the trustees directing cash flows in the future. Prior to and subsequent to the claims moratorium, Ambac Assurance validated all claims presented. The regression model is subject to ongoing refinements resulting from industry research and performance that may better inform model assumptions, enhance model capabilities and other factors. For example, an enhancement was made to the model in the first quarter of 2012 to better reflect the potential impact of borrowers’ payment histories on default rates.

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

The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of credits, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at June 30, 2012:

($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation recoveries	Gross loss reserve net of subrogation recoveries
Second-lien	20	2,394	638	—	638
First-lien-Mid-prime	63	4,115	2,232	—	2,232
First-lien-Sub-prime	43	1,689	257	—	257
Other	14	408	240	—	240

Total Credits Without Subrogation	140	8,606	3,367	—	3,367

Second-lien	24	3,597	1,729	(1,579)	150
First-lien Mid-prime	16	1,645	1,226	(659)	567
First-lien Sub-prime	5	2,175	1,216	(532)	684

Total Credits With Subrogation	45	7,417	4,171	(2,770)	1,401

Total	185	16,023	7,538	(2,770)	4,768

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

REASONABLY POSSIBLE ADDITIONAL LOSSES:

RMBS:

It is possible that our loss estimate assumptions for the RMBS insurance policies discussed above could be materially under-estimated as a result of continued deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, inability to execute commutation transactions with issuers and/or investors and/or continued illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be lower than our current estimates if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

We have attempted to identify the reasonably possible additional losses using more stressful assumptions. Different methodologies, assumptions and models could produce different base and reasonably possible additional losses and actual results may differ materially from any of these various modeled results.

In the case of both first and second-lien exposures, the regression model’s reasonably possible stress case assumes a significantly harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at June 30, 2012 could be approximately $1,028 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2012 and assumes an inability to execute commutation transactions.

Student Loans:

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, inadequate servicing, inability to execute commutation transactions with issuers and/or investors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities and variable rate debt obligations. For student loan credits for which we have an estimate of expected loss at June 30, 2012, the reasonably possible increase in loss reserves from loss reserves at June 30, 2012 could be approximately $1,016 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2012 and assumes an inability to execute commutation transactions.

Other Credits:

It is possible our loss reserves on other types of credits may be materially under-estimated because most credits have possible outcomes more adverse than the recorded probability weighted loss reserve. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve in some cases. For all credits with loss reserves as of June 30, 2012, the sum of all the highest stress case loss scenarios is $921 million greater than the current loss reserve. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability weighted expected loss at June 30, 2012 and assumes an inability to execute commutation transactions.

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

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 83% of our assets and approximately 75% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for several years. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position owned by Ambac, may be significantly different from its recorded fair value. Refer to Note 7 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for discussion related to the transfers in and/or out of Level 1, 2 and 3 fair value categories.

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

Ambac’s investments in fixed income securities (excluding VIE investments) classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (“AOCI”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. Under GAAP, if management assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before the anticipated recovery of its amortized cost basis less any current period credit loss, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the impairment is separated into the amount related to the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. To determine whether a credit loss has occurred, management considers certain factors, including the length of time and extent to which the fair value of the security has been less than its amortized cost and downgrades of the security’s credit rating. If such factors indicate that a potential credit loss exists, management will compare the present value of estimated cash flows from the security to the amortized cost basis to assess whether the entire amortized cost basis will be recovered. If it is determined that all or a portion of the amortized cost basis will not be recovered, a credit impairment charge is recorded in earnings in the amount of the difference between the present value of cash flows and the amortized cost at the balance sheet date, with the amortized cost basis of the impaired security written-down to the present value of cash flows. Ambac estimates expected future cash flows from residential mortgage-backed securities using models and assumptions consistent with those used to project losses in the financial guarantee RMBS portfolio described above under “Critical Accounting Policies—Losses and Loss Expenses of Non-derivative Financial Guarantees.” Estimated cash flows are discounted at the effective interest rate implicit in the security at the date of acquisition or, for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, estimated cash flows are projected using the relevant index rate forward curve and the discount rate is adjusted for changes in that curve. For debt securities for which other-than-temporary impairments were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected are accreted as interest income over the expected remaining life of the security.

Ambac’s investment portfolio includes certain securities that are guaranteed by Ambac Assurance. As described further in Note 8 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, future cash flows used to measure credit impairment of Ambac-wrapped bonds represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, which has been confirmed but is not effective and is subject to change, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. It is uncertain whether the actual form and amount of claim payments will conform to that set forth in the Segregated Account Rehabilitation Plan. The Rehabilitator may seek to effectuate the current Segregated Account Rehabilitation Plan, modify such Plan or modify the injunctions issued by the Rehabilitation Court to allow for the payment of policy claims in such manner and at such times as the Rehabilitator determines to be in the best interest of policyholders. Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account have not been paid since the commencement of the Segregated Account Rehabilitation Proceedings. On May 16, 2012, the Rehabilitator filed a motion seeking approval from the Rehabilitation Court to make partial interim policy claim payments to Segregated Account policyholders. A hearing in the Rehabilitation Court relating to such motion was held on June 4, 2012, and on that date the Rehabilitation Court approved the motion. As a result, the Segregated Account will, upon the direction of the Rehabilitator, begin paying 25% of each permitted policy claim that has arisen since the commencement of the Segregated Account Rehabilitation Proceedings and 25% of each policy claim submitted and permitted in the future. On August 1, 2012, the Rehabilitator promulgated Rules Governing the Submission, Processing and Partial Payment of Policy Claims in Accordance with June 4, 2012 Interim Cash Payment Order (the “Policy Claim Rules”), and filed such document with the Rehabilitation Court, to inform Segregated Account policyholders as to the process governing the submission and approval of policy claims. As a result, holders of policies allocated to the Segregated Account may begin to submit policy claims for partial payment in accordance with the Policy Claim Rules. Policyholders that submit permitted policy claims in any calendar month are eligible to receive 25% of the amount of the policy claim from the Segregated Account on or around the 20th day of the following calendar month. Accordingly, policyholders that submit permitted policy claims during the month of August 2012, in accordance with the Policy Claim Rules, will receive 25% of the amount of each permitted policy claim from the Segregated Account on September 20, 2012. No decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. The actual date that claim payments will resume is uncertain, including both the 25% cash payments approved in June 2012 and full claim payments, and estimation of the fair value of future claim payments is highly subjective.

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

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of quotes received; including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of June 30, 2012. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date (i.e. the relative change ratio). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by independent rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. We believe the approach we have developed to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach exhibits the same weakness as other modeling approaches, as it is unclear if we could execute at these values.

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

Financial Guarantees in Force

Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market sector at June 30, 2012 and December 31, 2011. Guaranteed net par outstanding includes the exposures of policies that insure VIEs consolidated in accordance with ASC Topic 810, Consolidation:

($ in millions)	June 30, 2012	December 31, 2011
Public Finance	$162,594	$176,817
Structured Finance	49,711	55,145
International Finance	38,857	40,542

Total net par outstanding	$251,162	$272,504

Ratings Distribution

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at June 30, 2012 and December 31, 2011 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at June 30, 2012 and December 31, 2011. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio(1)

	June 30, 2012	December 31, 2011
AAA	1%	1%
AA	23	24
A	44	43
BBB	17	17
Below investment grade	15	15

Total	100%	100%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees.

Summary of Below Investment Grade Exposure

Bond Type	June 30, 2012	December 31, 2011
($ in millions)
Public Finance:
Housing	$776	$790
Tax-backed	753	764
Transportation	619	669
General obligation	504	492
Health care	72	79
Other	1,367	1,137

Total Public Finance	4,091	3,931

Structured Finance:
Residential mortgage-backed and home equity—first-lien	10,624	11,673
Residential mortgage-backed and home equity—second-lien	8,246	8,784
Student loans	7,265	7,728
Structured Insurance	1,657	1,657
Auto Rentals	335	820
Mortgage-backed and home equity—other	515	586
Enhanced equipment trust certificates	396	401
Other	614	639

Total Structured Finance	29,652	32,288

International Finance:
Airports	1,445	1,466
Other	3,410	3,399

Total International Finance	4,855	4,865

Total	$38,598	$41,084

The sections that follow will discuss below investment grade exposures with residential mortgage-backed and student loan exposures.

U.S. residential mortgage-backed securities exposure included in financial guarantee insurance portfolio

The following tables provide current gross par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Gross Par Outstanding At June 30, 2012 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Mid-prime(1)	Other(2)
1998-2001	$79.3	$613.8	$5.0	$495.0
2002	38.9	549.2	59.4	17.1
2003	28.2	834.8	405.1	173.0
2004	1,140.1	449.2	707.0	37.7
2005	1,173.9	1,068.0	2,219.9	61.2
2006	2,890.9	760.0	1,355.0	152.4
2007	3,144.8	512.1	2,199.5	279.3

Total	$8,496.1	$4,787.1	$6,950.9	$1,215.7

% of Total RMBS Portfolio	39.6%	22.3%	32.4%	5.7%

	Gross claim liability, before Subrogation Recoveries At June 30, 2012 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Mid-prime(1)	Other(2)
1998-2001	$—	$80.4	$—	$—
2002	—	85.3	1.7	—
2003	—	47.9	7.9	—
2004	116.7	55.6	41.5	1.5
2005	310.6	494.3	1,013.3	19.8
2006	1,578.4	484.8	1,060.9	157.9
2007	420.3	269.5	1,360.4	69.2

Total	$2,426.0	$1,517.8	$3,485.7	$248.4

	Gross Subrogation Recoveries At June 30, 2012 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Mid-prime(1)	Other(2)
1998-2001	$—	$—	$—	$—
2002	—	—	—	—
2003	—	—	—	—
2004	(45.1)	—	—	—
2005	(145.4)	(233.2)	(247.9)	—
2006	(818.6)	(224.2)	(171.8)	—
2007	(569.5)	(75.4)	(239.1)	—

Total	$(1,578.6)	$(532.8)	$(658.8)	$—

	Percent of Related RMBS Transactions’ Gross Par At June 30, 2012
Internal Ambac Credit Rating(3)	Second-Lien	Sub-prime	Mid-prime(1)	Other(2)
AAA	0%	4%	1%	11%
AA	<0.1%	3%	4%	24%
A	1%	5%	1%	13%
BBB(4)	1%	0%	1%	6%
Below investment grade(4)	98%	88%	93%	46%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Other includes primarily manufactured housing and lot loan exposures.
(3)	Ambac Assurance ratings set forth above reflect internal credit ratings as of June 30, 2012, and may be changed at any time based on our internal credit review. Ambac Assurance undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac Assurance or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees.

(4)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac Assurance’s below investment grade category includes transactions on which claims have been submitted.

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

Student loan net par outstanding, excluding debt service reserve funds on Ambac insured obligations:

Issuer Type ($ in millions)	June 30, 2012 Net Par	% of Net Par	December 31, 2011 Net Par	% of Net Par
For-Profit Issuers	$3,244.1	45%	$3,288.5	43%
Not-For-Profit Issuers	3,934.7	55%	4,391.1	57%

Total	$7,178.8	100%	$7,679.6	100%

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

The following table represents the student loan net par outstanding by underlying debt type, excluding debt service reserve funds on Ambac insured obligations:

Debit Type ($ in millions)	June 30, 2012 Net Par	% of net Par	December 31, 2011 Net Par	% of net Par
Auction Rate	$4,404.7	61%	$4,644.6	61%
Fixed Rate	392.4	6%	414.9	5%
VRDOs	—	—%	204.6	3%
Floating Rate Notes	2,381.7	33%	2,415.5	31%

Total	$7,178.8	100%	$7,679.6	100%

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

Ambac’s loss was ($811.1) million or ($2.68) per share, and ($102.4) million or ($0.34), for the three months ended June 30, 2012 and 2011, respectively. Ambac’s losses attributable to common stockholders were ($557.8) million, or ($1.84) per share, and ($921.7) million, or ($3.05) per share, for the six months ended June 30, 2012 and 2011, respectively. The second quarter 2012 financial results compared to 2011 were primarily negatively impacted by (i) a higher provision for loss and loss expenses; (ii) realized losses on the extinguishment of surplus notes; (iii) higher derivative product losses; and (iv) a negative net change in fair value of credit derivatives. The six months ended June 30, 2012 financial results were positively impacted by (i) a lower provision for loss and loss expenses; (ii) higher other income; and (iii) higher net investment income, partially offset by (i) realized losses on extinguishment of surplus notes; (ii) higher derivative product losses; and (iii) a negative net change in fair value of credit derivatives.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2012 and 2011 and its financial condition as of June 30, 2012 and December 31, 2011.

Commutations, Terminations and Settlements of Financial Guarantee Contracts. A key business strategy for Ambac is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions via the pursuit of commutations and terminations of financial guarantee insurance contracts, including insurance policies and credit derivative contracts. For three and six months ended June 30, 2012 and 2011, Ambac executed a number of such transactions as follows:

In the first quarter of 2012, the Segregated Account of Ambac Assurance made a gross cash payment of $17.5 million ($10.5 million net of reinsurance) to commute $204.6 million of net par exposure relating to two student loan transactions. There were no payments or Surplus Notes issued during the second quarter of 2012 relating to commutations, terminations or settlements of financial guarantee or credit derivative transactions.

In the first quarter of 2011, the Segregated Account of Ambac Assurance completed the commutation of two student loan transactions representing $419.9 million of the net par exposure, with cash payment of $11.0 million and the issuance of Segregated Account Surplus Notes with a par value of $3.0 million. There were no payments or Surplus Notes issued during the second quarter of 2011 related to commutations, terminations or settlements of financial guarantee or credit derivative contracts.

Net Premiums Earned. Net premiums earned for the three and six months ended June 30, 2012 were $103.0 million and $198.0 million, respectively, an increase of $3.7 million, or 3.7%, from $99.3 million for the three months ended June 30, 2011 and an increase of $6.9 million, or 3.6%, from $191.1 million for the six months ended June 30, 2011. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Ambac had accelerated earnings of $35.9 million during the second quarter of 2012 versus $11.3 million in the second quarter of 2011 and $51.7 million for the six months ended June 30, 2012 versus $11.3 million for the six months ended June 30, 2011. The net increase in accelerated earnings was primarily driven by an increase in overall volume of calls of Ambac insured debt within the public finance market due to low interest rates and refinancings by healthcare providers. In addition, certain structured finance policies matured during the first six months of 2011 with negative accelerations. Ambac recognizes negative accelerations on policies when the GAAP premiums receivable for the policy exceeds the policy’s unearned premium reserve at termination. Normal net premiums earned, which exclude accelerated premiums for 2012, have been negatively impacted by the runoff of the insured portfolio either via transaction terminations, refundings or scheduled maturities. In addition, premium receivables relating to a non-investment grade obligation were written-off as the premium was deemed uncollectable, negatively impacting net premiums earned for the three and six months ended June 30, 2012 for $12.5 million and $15.2 million, respectively. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2012	2011	2012	2011
Public Finance	$39.3	$42.6	$78.3	$84.9
Structured Finance	6.5	25.0	24.9	54.7
International Finance	21.3	20.4	43.1	40.2

Total normal premiums earned	67.1	88.0	146.3	179.8
Accelerated earnings	35.9	11.3	51.7	11.3

Total net premiums earned	$103.0	$99.3	$198.0	$191.1

The following table provides a breakdown of accelerated earnings by market sector:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2012	2011	2012	2011
Public Finance	$22.1	$17.6	$45.1	$22.3
Structured Finance	2.5	(6.5)	(4.7)	(11.7)
International Finance	11.3	0.2	11.3	0.7

Total accelerated earnings	$35.9	$11.3	$51.7	$11.3

Net Investment Income. Net investment income for the three and six months ended June 30, 2012 was $93.8 million and $206.0 million, a decrease of 2% from $95.6 million for the three months ended June 30, 2011, and an increase of 20% from $172.1 million for the six months ended June 30, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2012	2011	2012	2011
Financial Guarantee	$90.0	$88.0	$195.2	$159.6
Financial Services	3.8	7.6	10.7	12.3
Corporate	—	—	0.1	0.2

Total net investment income	$93.8	$95.6	$206.0	$172.1

The increase in Financial Guarantee net investment income in the three and six months ended June 30, 2012, reflects the benefit of higher yielding assets in the portfolio and a higher average invested asset base compared to the three and six months ended June 30, 2011. Comparative results for both the three and six month periods reflect higher average yields on the portfolio resulting from the shift in the portfolio mix away from tax-exempt municipals toward taxable securities, primarily Ambac-insured securities. The positive impact of greater holdings of Ambac-insured securities for the quarter ended June 30, 2012 compared to 2011 was partially offset by lower yields on those holdings in the most recent period. The par value of Ambac Assurance-wrapped securities as of June 30, 2012 was $1,367 million compared to $1,145 million at June 30, 2011. The overall size of the Financial Guarantee long-term asset portfolio has grown by approximately $45 million since June 30, 2011, with the benefits of the moratorium on claim payments and continuing collection of installment paying financial guarantee premiums and coupon receipts on invested assets partially offset by the payments made to commute certain financial guarantee exposures and to repurchase surplus notes.

The decrease in Financial Services investment income for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, was driven primarily by the effects of a smaller portfolio of investments in the investment agreement business. The portfolio decreased as a result of sales of securities to fund repayment of intercompany loans and investment agreements as Ambac’s investment agreement obligations were reduced from $595 million at June 30, 2011, to $443 million at June 30, 2012.

Corporate investment income relates to the investments from Ambac’s investment portfolio.

Net Other-Than-Temporary Impairment Losses. Net other-than-temporary impairment losses recorded in the Consolidated Statements of Total Comprehensive Income include only the credit related impairment amounts to the extent management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis less any current period credit impairment. Non-credit related impairment amounts are recorded in accumulated other comprehensive income on the balance sheet. Alternatively, the non-credit related impairment would be recorded in net other-than-temporary impairment losses in the Consolidated Statements of Total Comprehensive Income if management intends to sell the securities or it is more likely than not the company will be required to sell before recovery of amortized cost less any current period credit impairment. Charges for other-than-temporary impairment losses were $2.3 million and $5.4 million for the three and six months ended June 30, 2012, respectively, and 17.6 million and $19.3 million for the three and six months ended June 30, 2011.

As further described in Note 1 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q, on March 24, 2010, OCI commenced the Segregated Account Rehabilitation Proceedings in order to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. The form and timing of future financial guarantee payments will be determined by the Rehabilitator. Claim payments under Segregated Account policies have remained suspended throughout 2011 and the six months ended June 30, 2012. However, due to recent actions by the Rehabilitator, holders of policies allocated to the Segregated Account may begin to submit policy claims for partial payment in accordance with published Policy Claim Rules and the Segregated Account will begin paying 25% of each permitted policy claim that has arisen since the commencement of the Segregated Account Rehabilitation Proceedings and 25% of each policy claim submitted and permitted in the future. No decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate.

Changes in the estimated date of resumption of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities during 2012 and 2011. Net other-than-temporary impairments for the three months ended June 30, 2012 resulted from credit impairments on certain other non-agency RMBS securities. For the six months ended June 30, 2012 adverse changes to projected cash flows on Ambac-wrapped securities stemming from the continued suspension of claim payments as described above also contributed to net other-than-temporary impairments. Net other-than-temporary impairments for the three and six months ended June 30, 2011 primarily resulted from adverse changes to projected cash flows on securities guaranteed by Ambac Assurance. As of June 30, 2012, management has not asserted an intent to sell any securities from its portfolio that are in an unrealized loss position. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Net Realized Investment Gains. The following table provides a breakdown of net realized gains for the three and six months ended June 30, 2012 and 2011:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Three months ended June 30, 2012:
Net gains on securities sold or called	$40.5	$26.6	$—	$67.1
Foreign exchange losses	—	—	—	—

Total net realized gains	$40.5	$26.6	$—	$67.1

Three months ended June 30, 2011:
Net losses on securities sold or called	$(2.7)	$(0.1)	$—	$(2.8)
Foreign exchange gains	0.3	—	—	0.3

Total net realized losses	$(2.4)	$(0.1)	$—	$(2.5)

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Six months ended June 30, 2012:
Net gains on securities sold or called	$40.5	$27.1	$—	$67.6
Foreign exchange losses	(0.1)	—	—	(0.1)

Total net realized gains	$40.4	$27.1	$—	$67.5

Six months ended June 30, 2011:
Net (losses) gains on securities sold or called	$(2.4)	$2.4	$—	$—
Foreign exchange losses	—	—	—	—

Total net realized (losses) gains	$(2.4)	$2.4	$—	$—

Change in Fair Value of Credit Derivatives. The net change in fair value of credit derivatives resulted in losses of $7.4 million and $14.6 million for the three and six months ended June 30, 2012, respectively, compared to gains of $24.3 million and $15.4 million in the three and six months ended June 30, 2011, respectively.

The net loss on change in fair value of credit derivatives for the three month period ended June 30, 2012 resulted from a reduction of the Ambac credit valuation adjustment (“CVA”) to reflect Ambac’s own credit risk in the fair value of credit derivatives partially offset by improvement in reference obligation prices, gains associated with runoff of the portfolio and CDS fees earned. The CVA reductions reflected observed increases in the market value of Ambac Assurance’s direct and guaranteed obligations during the period. The net gain on change in fair value of credit derivatives for the three months ended June 30, 2011 resulted from improvement in reference obligation prices, gains associated with runoff of the portfolio and CDS fees earned. There was no change to the Ambac CVA during the three months ended June 30, 2011.

The net loss on change in fair value of credit derivatives for the six months ended June 30, 2012 resulted from reductions of the Ambac CVA in both quarters of the period, partially offset by improvement in reference obligation prices, gains associated with runoff of the portfolio and CDS fees earned. The net gain on change in fair value of credit derivatives for the six months ended June 30, 2011 resulted from improvement in reference obligation prices, gains associated with runoff of the portfolio and CDS fees earned, partially offset by a decrease of the CVA from December 31, 2010 to June 30, 2011.

Of the net change in fair value of credit derivatives reported for each period, reductions to the Ambac CVA account for losses of $30.3 million and $0 for the three month periods ended June 30, 2012 and 2011, respectively; and losses of $63.8 million and $47.2 million for the six month periods ended June 30, 2012 and 2011, respectively.

Realized gains and other settlements on credit derivative contracts were $3.1 million and $6.3 million for the three and six months ended June 30, 2012, respectively; and $4.2 million and $9.5 million for the three and six months ended June 30, 2011, respectively. These amounts represent premiums received and accrued on written contracts. The declines period to period are due to reduced premium receipts resulting from continued runoff of the credit derivative portfolio. There were no loss or settlement payments in the periods presented.

Unrealized gains (losses) on credit derivative contracts were ($10.5) million and ($21.0) million in the three and six months ended June 30, 2012, respectively, compared to $20.1 million and $5.8 million for the three and six months ended June 30, 2011, respectively. The net unrealized gains (losses) in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above.

Derivative Product Revenues. The net losses reported in Derivative product revenues were $124.1 million and $77.1 million for the three and six months ended June 30, 2012, respectively, compared to $65.6 million and $44.6 million for the three and six months ended June 30, 2011, respectively. The losses resulted primarily from mark-to-market movements in the derivative products portfolio caused by declining interest rates in each of the periods. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio (the “macro-hedge”). This additional interest rate sensitivity contributed losses of $96.8 million and $52.8 million for the three and six months ended June 30, 2012, respectively; compared to losses of $63.2 million and $59.4 million for the three and six months ended June 30, 2011, respectively. Excluding the impact of the macro-hedge, derivative products revenue resulted in losses of $27.3 million and $24.3 million for the three and six months ended June 30, 2012, respectively; compared to losses of $2.4 million and gains of $14.8 million for the three and six months ended June 30, 2011, respectively. These losses for the three and six months ended June 30, 2012 primarily resulted from adverse changes in interest, projected inflation and foreign exchange rates which drive the fair value of certain customer swaps, net of the impact of the Ambac CVA described below. For the three and six months ended June 30, 2011, these customer swaps experienced mark-to-market losses from interest rates offset by positive movements in projected inflation and were also impacted by the CVA as described below.

The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate (Ambac “CVA”). Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $28.9 million and ($6.3) million for the three and six months ended June 30, 2012, respectively; compared to $4.6 million and $0.4 million for the three and six months ended June 30, 2011, respectively.

Net Realized (Losses) Gains on Extinguishment of Debt. During June 2012, Ambac Assurance exercised options to repurchase surplus notes with an aggregate par value of $789.2 million and an aggregate cash payment of $188.4 million. These surplus notes were issued in connection with the settlement of credit derivative liabilities in 2010 and were recorded at their fair value at the date of issuance. This fair value was at a significant discount to par value and since 2010 Ambac has accreted the discount into earnings using the effective interest method. As described further under “Other Income” below, certain of these options were free-standing derivatives for accounting purposes and were carried at fair value as assets on the Consolidated Balance Sheets. The carrying value of extinguished surplus notes and accrued interest less the fair value of the free-standing derivatives were below the call option exercise prices and, accordingly, for the three and six months ended June 30, 2012, Ambac recognized a realized loss of $177.7 million. Refer to Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1of this Form 10-Q for further information on the repurchase of surplus notes.

Net realized (losses) gains on extinguishment of debt included gains from the settlement of investment agreements below their carrying value of $3.1 million for both the three and six month periods ended June 30, 2011. There were no realized gains (losses) from settlements of investment agreements in the three and six month periods ended June 30, 2012.

Other Income. Other income for the three and six months ended June 30, 2012 was $36.1 million and $100.9 million, respectively, compared to $9.2 million and $37.5 million for the three and six months ended June 30, 2011, respectively. Included within other income are mark-to-market gains and losses relating to options to call certain Ambac Assurance surplus notes, non-investment portfolio related foreign exchange gains and losses, deal structuring fees, commitment fees and reinsurance settlement gains (losses). Other income for the three and six months ended June 30, 2012 primarily resulted from mark-to-market gains of $39.0 million and $100.7 million, respectively, related to Ambac’s option to call up to $500 million par of bank surplus notes which were free-standing derivatives for accounting purposes. Such options were exercised in June 2012. Changes in fair value of these options through the date of exercise are reported within Other income. Other income for the three and six months ended June 30, 2011 includes mark-to-market gains of $4.0 million and $20.8 million, respectively, related to the surplus note call options.

Income (loss) on variable interest entities. Income (loss) on variable interest entities for the three and six months ended June 30, 2012 was $5.5 million and $20.8 million, respectively, compared to $2.4 million and ($3.8) million for the three and six months ended June 30, 2011, respectively. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs consolidated under ASC Topic 810, including gains or losses attributable to consolidating or deconsolidating VIEs during the period reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. Differences between the net carrying value of the insurance accounts and the carrying value of the consolidated VIE’s net assets are recorded through income at the time of consolidation or deconsolidation.

The gains for the three and six months ended June 30, 2012 reflect positive changes in the fair value of net assets of consolidated VIEs during those periods. The net gain for the three months ended June 30, 2011 includes accretion of the present value discount on existing net VIE assets into income partially offset by ($8.3) million of net losses related to a newly consolidated VIE. Consolidation of one VIE effective April 1, 2011 resulted in a gain of $55.5 million, representing the difference between net assets of the VIE at fair value as of the consolidation date and the previous carrying value of Ambac’s net insurance liabilities associated with the VIE. The consolidation gain was offset by losses of ($63.8) million from the results of this VIE during the quarter driven by increases in the estimated fair value of the VIE’s note liabilities. The newly consolidated VIE contained primarily non-financial assets which are carried at amortized cost while its note liabilities are carried at fair value with changes in value reported through earnings. In consolidation, favorable changes in the estimated cash flow available to pay the note liabilities of this insured transaction, while reflecting reduced credit risk, will generally result in mark-to-market losses recognized through income. The different accounting models applicable to this VIE’s assets and liabilities may result in significant volatility period to period. This VIE was deconsolidated in December 2011. Most of Ambac’s consolidated VIEs are performing transactions that include financial assets and financial liabilities, for which changes in fair value generally offset in the Consolidated Statements of Total Comprehensive Income. The loss on variable interest entities for the six months ended June 30, 2011 reflect the factors noted above for the second quarter plus the loss on deconsolidation of a transaction during the first quarter.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Loss and loss expenses for the three and six months ended June 30, 2012 were $741.4 million and $739.1 million, respectively, compared to $196.4 million and $1,116.0 million the three and six months ended June 30, 2011, respectively. Losses for the three and six months ended June 30, 2012 were driven by higher estimated losses in the first-lien and second-lien RMBS portfolio, as well as higher expected losses for certain structured insurance and asset-backed credits.

The following table summarizes the changes in the total net loss reserves for the six months ended June 30, 2012 and the year ended December 31, 2011:

($ in millions)	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Beginning balance of loss reserves, net of Subrogation recoverable and reinsurance	$6,230.8	$4,424.5
Provision for losses and loss expenses	739.1	1,859.5
Losses paid	(49.4)	(308.6)
Recoveries of losses paid from reinsurers	12.3	21.0
Other recoveries, net of reinsurance	63.6	105.7
Other adjustments (including foreign exchange)	6.2	(5.9)
Net deconsolidation of certain VIEs	—	134.6

Ending balance of net loss reserves	$7,002.6	$6,230.8

Refer to Note 5 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of the Form 10-Q for further information on the basis for consolidations and deconsolidations of VIEs.

The losses and loss expense reserves as of June 30, 2012 and December 31, 2011 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,770.2 million and $2,720.3 million, respectively. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 6 of the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further background information on the change in estimated recoveries.

The following tables provide details of net claims presented, net of recoveries received, for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
($ in millions)	2012	2011
Net claims presented:
Public Finance	$26.1	$13.4
Structured Finance	821.5	658.8
International Finance	—	(0.1)

Total(1)	$847.6	$672.1

(1)	On March 24, 2010 the Rehabilitation Court instituted a claim moratorium on the Segregated Account of Ambac Assurance. As a result, for the period from March 24, 2010 up to and including June 30, 2012, there have been $3,653.6 million of claims presented to Ambac Assurance that have not been paid. Claims presented to the Segregated Account of Ambac Assurance and not paid for the six months ended June 30, 2012 and 2011 were $885.0 million and $702.3 million, respectively. As further described in Note 1 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q, pursuant to a decision made by the Rehabilitation Court on June 4, 2012, the Segregated Account will, upon the direction of the Rehabilitator, begin paying interim cash policy claim payments on permitted policy claims that have arisen since the commencement of the claim moratorium as well as policy claims submitted and permitted in the future.

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

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and six months ended June 30, 2012 were $33.6 million and $70.1 million, respectively, an increase from $15.5 million for the three months ended June 30, 2011 and $61.0 million for the six months ended June 30, 2011. Underwriting and operating expenses consist of gross underwriting and operating expenses plus the amortization of previously deferred expenses (included in Financial Guarantee segment). The following table provides details of underwriting and operating expenses by segment for three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2012	2011	2012	2011
Underwriting and operating expenses:
Financial Guarantee	$33.3	$11.8	$67.1	$54.2
Financial Services	0.9	2.7	1.7	5.3
Corporate	(0.6)	1.0	1.3	1.5

Total	$33.6	$15.5	$70.1	$61.0

The increase in Financial Guarantee underwriting and operating expenses for three months ended June 30, 2012 were primarily due to higher compensation, premises, premium taxes and legal fees, partially offset by lower insurance costs. Compensation costs were higher due to an increase in forfeitures in the second quarter 2011 of previously awarded stock options and RSUs. Premises increased as a result of the termination of Ambac’s corporate office lease in May 2011. All existing assets (leasehold improvements) and liabilities (deferred rent) relating to this lease were reduced to zero. The decrease in Financial Services underwriting and operating expenses for the three months ended June 30, 2012 were primarily due to lower compensation costs and legal fees.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisors. During the three and six months ended June 30, 2012 and 2011 expenses incurred in connection with legal and consulting services provided for the benefit of OCI amounted to $3.6 million and $6.7 million, respectively, and $3.8 million and $9.4 million, respectively. Future expenses may include a significant amount of advisory costs for the benefit of OCI that are outside the control of Ambac’s management.

Interest Expense. Interest expense includes accrued interest and accretion of the discount on surplus notes issued by Ambac Assurance and the Segregated Account, the interest expense relating to investment agreements, and the interest expense related to a secured borrowing transaction closed in December 2011. The following table provides details for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2012	2011	2012	2011
Interest expense:
Surplus notes	$29.4	$29.7	$60.9	$57.7
Investment agreements	1.7	2.0	3.5	4.2
Secured borrowing	0.8	—	1.3	—

Total	$31.9	$31.7	$65.7	$61.9

The decrease in interest expense on surplus notes for the three months ended June 30, 2012 resulted from the lower average par amount of surplus notes outstanding during the period compared to the three months ended June 30, 2011, partially offset by the impact of applying the level yield method as the discount to the face value of the surplus notes accretes over time. The lower par balance of surplus notes outstanding resulted from exercise of certain options to repurchase surplus notes in June 2012. The increase in interest expense on surplus notes for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 reflects the impact of applying the level yield method, partially offset by the lower par amount outstanding following the repurchase of surplus notes in June 2012. Refer to Note 1 of the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further information on the repurchase of surplus notes. Surplus note interest payments require the approval of OCI. On June 1, 2011 and May 15, 2012 OCI issued its disapprovals of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on the first scheduled interest payment date of June 7, 2011 and the second scheduled interest payment date of June 7, 2012, respectively. Such interest was accrued for and the Company is accruing interest on these additional amounts.

The decline in interest expense related to investment agreements stemmed primarily from lower balances of outstanding investment agreements, as the carrying value declined to $443.1 million at June 30, 2012 from $590.5 million at June 30, 2011.

Interest expense in the three and six month periods ended June 30, 2012 includes interest on a 6.65% note issued on December 16, 2011. The note is secured by certain Ambac Assurance-wrapped RMBS securities that were deposited into a bankruptcy remote trust. The trusts used to effectuate this transaction qualify as VIEs and are consolidated by Ambac.

Reorganization Items. Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. Reorganization items in three and six months ended June 30, 2012 were $0.8 million and $3.2 million, respectively, and $6.5 million and $31.3 million for the three and six months ended June 30, 2011, respectively. Included in the above are professional fees amounting to $0.8 million and $3.2 million for the three and six months ended June 30, 2012, respectively, and $6.7 million and $17.2 million for the three and six months ended June 30, 2011, respectively. On March 1, 2011, Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) entered into a settlement agreement (the “OSS Settlement Agreement”) to terminate the Company’s office lease with OSS and to settle all claims among the parties. The OSS Settlement Agreement provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for approximately $14.1 million.

(Benefit) Provision for Income Taxes. Income tax (benefit) expense was $(0.2) million and $0.1 million for the three and six months ended June 30, 2012, respectively. Income tax expense was $0.5 million and $2.9 million for the three and six months ended June 30, 2011, respectively. For both years, the income tax expense was related predominantly to pre-tax profits in Ambac UK’s Italian branch, which can not be offset by losses in other jurisdictions.

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

On March 24, 2010, Ambac Assurance established a Segregated Account. Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance and accordingly is subject to all of the filing and statutory reporting requirements of Wisconsin domiciled insurers. The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus reported in Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account and, to the extent allowable under a prescribed accounting practice by OCI, the Segregated Account. Pursuant to a prescribed practice, the results of the Segregated Account are not included in Ambac Assurance’s financial statements if Ambac Assurance’s surplus is (or would be) less than $100,000. Please refer to Note 1 to the Consolidated Financial Statements of Ambac’s December 31, 2011 Form 10-K filed on March 22, 2012 for additional information on the establishment of the Segregated Account as well as the operative documents between Ambac Assurance and the Segregated Account.

Ambac Assurance reported statutory policyholder surplus and qualified statutory capital of $100.0 million and $617.6 million at June 30, 2012, respectively as compared to $495.3 million and $684.6 million as of December 31, 2011, respectively. The Segregated Account reported statutory policyholder surplus of $(333.2) million and $105.9 million as of June 30, 2012 and December 31, 2011, respectively. The decline in Ambac Assurance’s policyholder surplus was due to (i) contributions to contingency reserves of $328.3 million as a result of adverse development of non-defaulted policies that remain in the general account of Ambac Assurance; (ii) insurance losses of $484.3 million; (iii) net intercompany loan impairments of $106.0 million, primarily from the interest rate swap business; and (iv) the extinguishment of $789.2 million of surplus notes for a cash payment of $188.4 million. These declines were partially offset by (i) net investment income, (ii) earned premiums, and (iii) a $436.3 million reduction in the liabilities assumed by Ambac Assurance from the Segregated Account for losses on policies allocated to the Segregated Account. The reduction of these liabilities is pursuant to a prescribed accounting practice issued by OCI, which maintains Ambac Assurance’s policyholder surplus at a minimum level of $100 million.

Policyholders’ surplus is sensitive to the form of consideration issued to satisfy claims under the Rehabilitation Plan. In June of 2012 the Rehabilitation Court approved the Rehabilitator’s request to make partial interim policy claim payments to Segregated Account policyholders. The Segregated Account will, upon the direction of the Rehabilitator, begin paying 25% of each permitted policy claim that has arisen since the commencement of the rehabilitation proceedings for the Segregated Account, and 25% of each policy claim submitted and permitted in the future. Ambac Assurance expects to begin making such payments no sooner than the third quarter 2012. Although the Segregated Account Rehabilitation Plan, confirmed by the Rehabilitation Court in January 2011, also contemplated payment of 75% of each policy claim in surplus notes, such Plan has not yet been put into effect. No decision has been announced with respect to effectuating or amending such Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims. The Rehabilitator has previously announced that more specific information regarding the status of the Plan, including possible modifications, will be provided as soon as appropriate. If the Rehabilitator modifies the form of consideration issued to satisfy the remaining balance of unpaid claims, this may impact the evaluation of credit impairment of Ambac-wrapped bonds held in the investment portfolio and/or the measurement of loss reserves, both of which could have a significant impact on statutory surplus.

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by Ambac’s Chapter 11 Bankruptcy filing. We believe the consummation of a successful restructuring under Chapter 11 of the Bankruptcy Code is critical to our continued viability and long term liquidity. As with any judicial proceeding, there are risks of unavoidable delay with a Chapter 11 proceeding. Delays in the consummation of a plan adds expense as Ambac may be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, delays, higher than anticipated costs, or unforeseen events may jeopardize its ability to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will likely occur.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $33.9 million at June 30, 2012 (excluding $2.5 million of restricted cash), consummation of the Reorganization Plan and on the residual value of Ambac Assurance. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q), Ambac Assurance is required, under certain circumstances, to make payments to the Company with respect to the utilization of NOLs and to reimburse certain costs and expenses, inclusive of a $30 million cash grant shortly after Ambac’s emergence from bankruptcy. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore the aforementioned payments and reimbursements will be Ambac’s principal source of funds in the near term. The principal uses of liquidity are the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses and settlements related to pending litigation. Ambac’s liquidity requirements are being funded by cash on hand and reimbursements of certain expenses from Ambac Assurance, and any contingencies could cause material additional liquidity strains.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, proceeds from repayment of affiliate loans, claim and reinsurance recoveries and RMBS subrogation recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus note principal and interest payments and additional loans to affiliates. The exercise of surplus note call options used $188 million of liquidity in 2012, and payment of the IRS Settlement amount may be a potential use of liquidity in 2012. Refer to Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of the Form 10-Q for further information on the repurchase of surplus notes. Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account have not been paid since the commencement of the Segregated Account Rehabilitation Proceedings. The Rehabilitator may seek to effectuate the current Segregated Account Rehabilitation Plan, modify such Plan or modify the injunctions issued by the Rehabilitation Court to allow for the payment of policy claims in such manner and at such times as the Rehabilitator determines to be in the best interest of policyholders. On May 16, 2012, the Rehabilitator filed a motion seeking approval from the Rehabilitation Court to make partial interim policy claim payments to Segregated Account policyholders. A hearing in the Rehabilitation Court relating to such motion was held on June 4, 2012, and on that date the Rehabilitation Court approved the motion. As a result, the Segregated Account will, upon the direction of the Rehabilitator, begin paying 25% of each permitted policy claim that has arisen since the commencement of the Segregated Account Rehabilitation Proceedings and 25% of each policy claim submitted and permitted in the future. On August 1, 2012, the Rehabilitator promulgated Rules Governing the Submission, Processing and Partial Payment of Policy Claims in Accordance with June 4, 2012 Interim Cash Payment Order (the “Policy Claim Rules”), and filed such document with the Rehabilitation Court, to inform Segregated Account policyholders as to the process governing the submission and approval of policy claims. As a result, holders of policies allocated to the Segregated Account may begin to submit policy claims for partial payment in accordance with the Policy Claim Rules. Policyholders that submit permitted policy claims in any calendar month are eligible to receive 25% of the amount of the policy claim from the Segregated Account on or around the 20th day of the following calendar month. Accordingly, policyholders that submit permitted policy claims during the month of August 2012, in accordance with the Policy Claim Rules, will receive 25% of the amount of each permitted policy claim from the Segregated Account on September 20, 2012. No decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. Requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on the first two scheduled interest payment dates of June 7, 2011 and 2012 were disapproved by OCI. Ambac Assurance is restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on AMPS since 2010.

Our ability to recover RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $30.5 million, $1,571.2 million, 953.8 million, and $258.0 million in 2012, 2013, 2014 and 2015, respectively. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially.

A subsidiary of Ambac Assurance provided a $360 million liquidity facility to a reinsurance company which acted as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which was guaranteed by Ambac Assurance, provided temporary funding in the event that the reinsurance company’s capital was insufficient to make payments under the reinsurance agreement. At December 31, 2011, $8.8 million was drawn on this liquidity facility. On March 26, 2012, the subsidiary received notice that the reinsurance treaty was terminated; as such, there will be no further draws on the facility. During the quarter ended June 30, 2012, Ambac Assurance received full repayment of the previously drawn amount of $8.8 million.

Ambac and its affiliates participate in leveraged lease transactions with municipalities, utilities and quasi-governmental agencies (collectively “lessees”), either directly or through various affiliated companies. Assets underlying these leveraged lease transactions involve equipment and facilities used by the lessees to provide basic public services such as mass transit and utilities. Ambac and its affiliates provided one or more of the following financial products in these transactions: (i) credit default swaps, (ii) guarantees of the lessees’ termination payment obligations, (iii) loans, (iv) sureties and (v) investment agreements which serve as collateral to economically defease portions of the lessees’ payment obligations in respect of termination payments.

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

Ambac Assurance’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac Assurance rating downgrade triggers at June 30, 2012 and December 31, 2011 was $808.1 million and $844.3 million, respectively. Ambac Assurance’s financial guarantee exposure to these termination payments, net of defeasance collateral was $661.3 million and $699.9 million at June 30, 2012 and December 31, 2011, respectively. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of leveraged lease transactions where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amounted to $1,135.3 million as of June 30, 2012, and $1,454.2 million as of December 31, 2011. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDSs where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

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

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of June 30, 2012 were issued in connection with either municipal bonds or structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of June 30, 2012, Ambac had $361.6 million of contingent withdrawal investment agreements related to CLNs and $82.9 million related to municipal bonds. Ambac performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Credit Ratings and Collateral. The significant rating downgrades and withdrawals of ratings of Ambac Assurance by Moody’s and S&P resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $461.2 million in connection with its outstanding investment agreements, including accrued interest, at June 30, 2012.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges most of the related risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post independent amounts of collateral in excess of the amounts needed to cover unrealized losses. Additionally, AFS hedges part of its interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, it would generally result in a return of collateral to AFS in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $314.3 million, including independent amounts, under these contracts at June 30, 2012.

Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.

BALANCE SHEET

Total assets decreased from year-end by approximately $502 million to $26.61 billion at June 30, 2012, primarily as a result of lower investment securities resulting from the exercise of two call options to purchase $789 million of surplus notes issued by Ambac Assurance, lower premium receivables and subrogation recoverables. As of June 30, 2012, total stockholders’ deficit was $3.76 billion; at December 31, 2011, total stockholders’ deficit was $3.15 billion. This decrease was primarily caused by a net loss for the period, and a decline in fair value of investment securities.

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

The following table summarizes the composition of Ambac’s investment portfolio at fair value by segment at June 30, 2012 and December 31, 2011:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
June 30, 2012:
Fixed income securities:
Municipal obligations(1)	$1,935.6	$—	$—	$1,935.6
Corporate obligations	1,039.0	63.7	—	1,102.7
Foreign obligations	68.8	—	—	68.8
U.S. government obligations	89.3	22.1	—	111.4
U.S. agency obligations	80.5	4.2	—	84.7
Residential mortgage-backed securities(2)	1,040.8	233.7	—	1,274.5
Collateralized debt obligations	28.9	12.5	—	41.4
Other asset-backed securities	556.1	215.1	—	771.2

	4,839.0	551.3	—	5,390.3
Short-term(1)	940.9	35.8	33.4	1,010.1
Other	0.1	—	—	0.1

	5,780.0	587.1	33.4	6,400.5

Fixed income securities pledged as collateral:
U.S. government obligations	285.8	—	—	285.8
Residential mortgage-backed securities	0.8	—	—	0.8

	286.6	—	—	286.6

Total investments	$6,066.6	$587.1	$33.4	$6,687.1

Percent total	90.7%	8.8%	0.5%	100%

December 31, 2011:
Fixed income securities:
Municipal obligations(1)	$2,003.0	$—	$—	$2,003.0
Corporate obligations	1,015.6	111.9	—	1,127.5
Foreign obligations	94.8	—	—	94.8
U.S. government obligations	86.2	25.4	—	111.6
U.S. agency obligations	82.6	4.3	—	86.9
Residential mortgage-backed securities	1,054.5	358.0	—	1,412.5
Collateralized debt obligations	31.7	14.5	—	46.2
Other asset-backed securities	669.6	278.2	—	947.8

	5,038.0	792.3	—	5,830.3
Short-term(1)	729.5	18.7	34.9	783.1
Other	0.1	—	—	0.1

	5,767.6	811.0	34.9	6,613.5

Fixed income securities pledged as collateral:
U.S. government obligations	260.8	—	—	260.8
Residential mortgage-backed securities	2.7	—	—	2.7

	263.5	—	—	263.5

Total investments	$6,031.1	$811.0	$34.9	$6,877.0

Percent total	87.7%	11.8%	0.5%	100%

(1)	Includes taxable and tax exempt securities.
(2)	Includes RMBS insured by Ambac Assurance.

The following table represents the fair value of mortgage and asset-backed securities at June 30, 2012 and December 31, 2011 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
June 30, 2012:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$389.8	$121.8	$—	$511.6
RMBS—Second Lien	406.5	—	—	406.5
U.S. Government Sponsored Enterprise Mortgages	79.8	107.8	—	187.6
RMBS—First Lien—Sub Prime	151.9	—	—	151.9
RMBS—First Lien—Prime	10.8	—	—	10.8
Government National Mortgage Association	2.8	4.1	—	6.9

Total residential mortgage-backed securities	1,041.6	233.7	—	1,275.3

Other asset-backed securities
Military Housing	362.1	—	—	362.1
Credit Cards	—	176.7	—	176.7
Structured Insurance	53.8	—	—	53.8
Auto	47.6	32.1	—	79.7
Student Loans	15.2	6.3	—	21.5
Other	77.4	—	—	77.4

Total other asset-backed securities	556.1	215.1	—	771.2

Total	$1,597.7	$448.8	$—	$2,046.5

December 31, 2011
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$443.0	$224.4	$—	$667.4
RMBS—Second Lien	386.8	—	—	386.8
U.S. Government Sponsored Enterprise Mortgages	93.7	128.7	—	222.4
RMBS—First Lien—Sub Prime	126.0	—	—	126.0
RMBS—First Lien—Prime	4.4	—	—	4.4
Government National Mortgage Association	3.3	4.9	—	8.2

Total residential mortgage-backed securities	1,057.2	358.0	—	1,415.2

Other asset-backed securities
Military Housing	376.7	—	—	376.7
Credit Cards	—	176.4	—	176.4
Structured Insurance	123.3	—	—	123.3
Auto	55.6	78.1	—	133.7
Student Loans	16.6	13.6	—	30.2
Other	97.4	10.1	—	107.5

Total other asset-backed securities	669.6	278.2	—	947.8

Total	$1,726.8	$636.2	$—	$2,363.0

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is BB-, as of June 30, 2012 and December 31, 2011. There is additional auto exposure in short term investments of $5.8 million and $7.9 million at June 30, 2012 and December 31, 2011, respectively.

The following table provides the fair value of residential mortgage-backed securities (excluding U.S. Government Sponsored Enterprises and Government National Mortgage Association Mortgages) by vintage and type at June 30, 2012 and December 31, 2011:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
June 30, 2012
2003 and prior	$—	$2.0	$—	$3.3	$5.3
2004	29.1	7.8	—	1.3	38.2
2005	142.5	95.3	10.8	3.7	252.3
2006	177.9	250.5	—	105.5	533.9
2007	162.1	50.9	—	38.1	251.1

Total	$511.6	$406.5	$10.8	$151.9	$1,080.8

December 31, 2011
2003 and prior	$—	$0.5	$—	$4.3	$4.8
2004	29.0	7.1	—	1.3	37.4
2005	135.9	63.7	4.4	3.6	207.6
2006	175.4	254.0	—	83.8	513.2
2007	327.1	61.5	—	33.0	421.6

Total	$667.4	$386.8	$4.4	$126.0	$1,184.6

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2012 and December 31, 2011, respectively:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short term	Total	Weighted Average Underlying Rating(1)
June 30, 2012
Ambac Assurance Corporation	$62.7	$4.7	$1,153.7	$—	$1,221.1	B
National Public Finance Guarantee Corporation	775.5	81.4	—	—	856.9	A+
Assured Guaranty Municipal Corporation	440.9	163.7	7.1	24.0	635.7	A
Financial Guarantee Insurance Corporation	17.7	—	6.1	—	23.8	BBB+
MBIA Insurance Corporation	—	19.4	3.1	—	22.5	BBB-
Assured Guaranty Corporation	—	—	14.7	—	14.7	CC

Total	$1,296.8	$269.2	$1,184.7	$24.0	$2,774.7	BBB

December 31, 2011
Ambac Assurance Corporation	$59.9	$4.6	$1,123.8	$—	$1,188.3	B+
National Public Finance Guarantee Corporation	816.7	82.4	—	—	899.1	A+
Assured Guaranty Municipal Corporation	447.0	160.2	9.3	24.0	640.5	A
Financial Guarantee Insurance Corporation	17.3	—	7.7	—	25.0	BBB+
MBIA Insurance Corporation	—	19.1	3.8	—	22.9	BBB-
Assured Guaranty Corporation	—	—	38.4	—	38.4	CCC+

Total	$1,340.9	$266.3	$1,183.0	$24.0	$2,814.2	BBB

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody’s. If unavailable, Ambac’s internal rating is used.

The following table provides the ratings distribution of the fixed income investment portfolio at June 30, 2012 and December 31, 2011 by segment:

Rating(1):

	Financial Guarantee	Financial Services	Combined
June 30, 2012:
AAA	29%	59%	32%
AA	30	18	28
A	13	1	12
BBB	9	6	9
Below investment grade	14	16	14
Not rated	5	—	5

	100%	100%	100%

December 31, 2011:
AAA	25%	57%	29%
AA	33	17	31
A	14	<1	12
BBB	8	5	8
Below investment grade	13	21	14
Not rated	7	—	6

	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

The following table summarizes, for all securities in an unrealized loss position as of June 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	June 30, 2012		December 31, 2011
($ in millions)	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Estimated Fair Value(1)	Gross Unrealized Losses(1)
Municipal obligations in continuous unrealized loss for:
0—6 months	$8.2	$—	$4.4	$0.1
7—12 months	—	—	5.0	0.2
Greater than 12 months	7.3	0.1	14.6	0.2

	15.5	0.1	24.0	0.5

Corporate obligations in continuous unrealized loss for:
0—6 months	35.0	0.5	139.3	4.1
7—12 months	12.1	0.7	16.2	2.1
Greater than 12 months	143.7	12.6	178.9	17.0

	190.8	13.8	334.4	23.2

U.S. treasury obligations in continuous unrealized loss for:
0—6 months	232.6	0.2	130.4	0.1
7—12 months	64.9	0.1	—	—
Greater than 12 months	—	—	—	—

	297.5	0.3	130.4	0.1

Residential mortgage-backed securities in continuous unrealized loss for:
0—6 months	122.2	6.7	113.4	12.2
7—12 months	14.4	1.2	12.4	2.3
Greater than 12 months	111.5	32.6	105.7	43.3

	248.1	40.5	231.5	57.8

Collateralized debt obligations in continuous unrealized loss for:
0—6 months	—	0.1	33.0	0.8
7—12 months	18.2	0.1	—	—
Greater than 12 months	9.6	1.0	12.5	1.8

	27.8	1.2	45.5	2.6

Other asset-backed securities in continuous unrealized loss for:
0—6 months	19.0	—	176.6	8.3
7—12 months	—	—	5.2	—
Greater than 12 months	195.5	48.6	204.9	51.8

	214.5	48.6	386.7	60.1

Short term securities in continuous unrealized loss for:
0—6 months	6.3	—	5.8	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	6.3	—	5.8	—

Total	$1,000.5	$104.5	$1,158.3	$144.3

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.

Management has determined that the unrealized losses in fixed income securities at June 30, 2012 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities, including those guaranteed by Ambac Assurance, and a general increase in risk and liquidity premiums demanded by fixed income investors. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no unexpected principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management has no intent to sell these securities; and (d) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. Of the $1,000.5 million that were in a gross unrealized loss position at June 30, 2012, below investment grade securities and non-rated securities had a fair value of $267.2 million and unrealized loss of $62.0 million, which represented 26.7% of the total fair value, and 59.3% of the unrealized loss as shown in the table above. Of the $1,158.3 million that were in a gross unrealized loss position at December 31, 2011, below investment grade securities and non-rated securities had a fair value of $268.6 million and unrealized loss of $77.9 million, which represented 23.2% of the total fair value, and 54.0% of the unrealized loss as shown in the table above.

The following table summarizes amortized cost and fair value for all securities in an unrealized loss position as of June 30, 2012 and December 31, 2011 by contractual maturity date:

	June 30, 2012		December 31, 2011
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$2.9	$2.8	$2.9	$2.8
Due after one year through five years	10.8	10.8	—	—
Due after five years through ten years	1.9	1.9	15.1	14.9
Due after ten years	—	—	6.5	6.3

	15.6	15.5	24.5	24.0

Corporate obligations:
Due in one year or less	0.1	—	—	—
Due after one year through five years	31.6	30.9	114.3	111.1
Due after five years through ten years	138.6	130.9	189.7	177.3
Due after ten years	34.3	29.0	53.6	46.0

	204.6	190.8	357.6	334.4

U.S. treasury obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	297.8	297.5	130.3	130.2
Due after five years through ten years	—	—	0.2	0.2
Due after ten years	—	—	—	—

	297.8	297.5	130.5	130.4

Residential mortgage-backed securities	288.6	248.1	289.3	231.5

Collateralized debt obligations	29.0	27.8	48.1	45.5

Other asset-backed securities	263.1	214.5	446.8	386.7

Short term securities	6.3	6.3	5.8	5.8

Total	$1,105.0	$1,000.5	$1,302.6	$1,158.3

Cash Flows. Net cash provided by operating activities was $35.4 million and $207.6 million during the six months ended June 30, 2012 and 2011, respectively. Operating cash flows decreased primarily due to higher interest rate swaps payments during the first six months of 2012. Future net cash provided by operating activities will be impacted by the level of premium collections, surplus note interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of presented but unpaid claims as a result of the claim moratorium), which is expected to begin in the third quarter of 2012 (see Note 1 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q) including payments under credit default swap contracts.

Net cash provided by investing activities was $301.3 million and $15.9 million during the six months ended June 30, 2012 and 2011, respectively. These 2012 investing activities were primarily from sales and maturities of fixed income securities to prepare for moratorium payments in the third quarter of 2012. Net cash used in financing activities was $303.7 million and $215.6 million during the first six months ended June 30, 2012 and 2011, respectively.

Financing activities for the six months ended June 30, 2012 and 2011 included a paydown of $10.6 million on a variable interest entity secured borrowing in 2012 and repayments of investment and payment agreements of $104.6 million and $213.2 million, in the six months ended June 30, 2012 and 2011, respectively. Also included in 2012 financing activities was a payment of $188.4 million, whereby Ambac Assurance exercised options to repurchase surplus notes with an aggregate par value of $789.2 million.

RISK MANAGEMENT

Ambac’s principal business strategy is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, commutations of policies, purchases of Ambac-insured obligations and repurchases of surplus notes) and maximizing the return on its investment portfolio. The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategy. As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, Ambac’s risk management practices are qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices. By virtue of a management services contract executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Risk Management group is responsible for all surveillance, remediation and mitigation services provided to the Segregated Account under the supervision of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). Please refer to Risk Management located in Part I, Item 1: Business of the Ambac 2011 Form 10-K for further discussion of our Risk Management Group.

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

Reinsurance—To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, and (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures. Ambac Assurance held letters of credit and collateral amounting to approximately $344.6 million from its reinsurers at June 30, 2012. The largest reinsurer accounted for 7.2% of gross par outstanding at June 30, 2012.

As of June 30, 2012, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $22,930 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at June 30, 2012 and the reinsurers’ rating levels as of August 3, 2012:

Reinsurers	Rating	Moody’s Outlook	Percentage of total ceded par	Net unsecured reinsurance recoverable (in thousands)(1)
Assured Guaranty Re Ltd	A1	Ratings Under Review	86.5%	$—
Sompo Japan Insurance Inc	A1	Stable	7.3	—
Assured Guaranty Corporation	Aa3	Ratings Under Review	6.2	14,634

Total			100.0%	$14,634

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk and foreign currency exchange risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers in Ambac’s Risk Management group are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of both parallel and non-parallel shifts in the benchmark interest rate curve and “Value-at-Risk” (“VaR”) measures. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Interest Rate Risk:

Financial instruments for which fair value may be affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under repurchase agreements, long-term debt and interest rate derivatives. The sensitivity of the fair value of these financial instruments to immediate changes in interest rates at June 30, 2012 is comparable to that at December 31, 2011, as disclosed under “Market Risk” in Part II, Item 7A of Ambac’s 2011 Annual Report filed on March 22, 2012.

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

Ambac Financial Services (“AFS”) manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and some excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “Macro Hedge”). The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the Macro Hedge position would produce mark-to-market gains or losses of approximately $1.2 million for a 1 basis point parallel shift in USD swap rates up or down, respectively, at June 30, 2012.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of interest rate risk for interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the six month period ended June 30, 2012, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $40.0 million. Ambac’s VaR ranged from a high of $43.7 million to a low of $32.5 million for the six month period ended June 30, 2012. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing stress testing to measure the potential for losses in volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve.

Credit Spread Risk:

Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding credit derivative contracts, certain interest rate swap contracts and investment assets. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligor. Market liquidity and prevailing risk premiums demanded by market participants are also reflected in credit spreads and impact valuations.

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

The following table summarizes the estimated change in fair values on the net balance of Ambac’s net credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at June 30, 2012:

($ in millions) Change in Underlying Spreads	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	$(106)	$(206)	$(312)	$(524)
250 basis point widening	(53)	(103)	(156)	(368)
50 basis point widening	(11)	(20)	(31)	(243)
Base scenario	—	—	—	(212)
50 basis point narrowing	10	20	30	(182)
250 basis point narrowing	45	92	137	(75)
500 basis point narrowing	51	132	183	(29)

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $393.3 million reduction to the credit derivatives liability as of June 30, 2012. At June 30, 2012 the credit valuation adjustment was calculated as 65% of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further information on the measurement of the credit valuation adjustment.

The fair value of interest rate swaps may be affected by changes the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk were not significant as of June 30, 2012. At June 30, 2012, the Ambac credit valuation adjustment represented 64% of the derivative liability of applicable contracts as measured before considering Ambac credit risk.

Current yields on certain fixed income securities held in our investment portfolio imply credit spreads that are in some cases greater than 900 basis points over LIBOR as of June 30, 2012. These are generally Alt-A and subprime residential mortgage-backed securities, some of which are guaranteed by Ambac Assurance. Credit spreads may reflect the non-payment risk of the underlying mortgages, the guarantor or both. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost basis of the securities. Future performance of the mortgages underlying these securities, as well as U. S. residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

Foreign Exchange Risk:

Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, derivative instruments and assets and liabilities of Ambac UK and Ambac’s consolidated VIEs. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of June 30, 2012.

($ in millions)	Change in Foreign Exchange Rates Against U.S. Dollar
	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(148.5)	$(74.3)	$74.3	$148.5

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

Operational Risk

Operational risk relates to the potential for loss resulting from: inadequate or failed internal processes, loss of key personnel, breakdown of settlement or communication systems, inadequate execution of strategy or from external events, leading to disruption of our business. Events subject to operational risk include:

•	Internal Fraud—misappropriation of assets, intentional mismarking of positions

•	External Fraud—theft of information, third-party theft and forgery

•	Clients, Products, & Business Practice—improper trade, fiduciary breaches

•	Damage to Physical Assets—vandalism

•	Business Disruption & Systems Failures—software failures, hardware failures; and

•	Execution, Delivery, & Process Management—data entry errors, accounting errors, failed mandatory reporting, settlement errors, negligence.

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

For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the Management’s Discussion and Analysis of this Form 10-Q.

Item 4.	Controls and Procedures.

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

Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, and as a result of the effective remediation of the previously disclosed material weakness in internal controls (as more fully described in the 2010 and 2011 Annual Reports on Form 10-K), Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, Ambac’s disclosure controls and procedures were effective.

Ambac believes that the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, Ambac’s consolidated financial condition as of June 30, 2012 and December 31, 2011 and consolidated results of operations for the three and six month periods ended June 30, 2012 and 2011 and consolidated cash flows for the six month periods ended June 30, 2012 and 2011, in conformity with U.S. generally accepted accounting principles (GAAP). There has not been any changes in Ambac’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three and six month periods ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Ambac’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings.

Please refer to Note 12 “Commitments and Contingencies” of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q for a discussion on legal proceedings against Ambac and its subsidiaries.

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

AMBAC FINANCIAL GROUP, INC.

Dated: August 9, 2012	By:	/S/ DAVID TRICK
	Name:	David Trick
	Title:	Senior Managing Director, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.