Form 10-Q
period 2012-09-30
AMBAC FINANCIAL GROUP INC
filed 2012-11-14
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 1, 2012, 302,436,107 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Part I Financial Information

Item 1.	Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Balance Sheets

(Dollars in Thousands, Except per Share Data)	September 30, 2012	December 31, 2011
	(unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $4,887,684 in 2012 and $5,346,897 in 2011)	$5,440,690	$5,830,289
Fixed income securities pledged as collateral, at fair value (amortized cost of $285,284 in 2012 and $261,958 in 2011)	285,860	263,530
Short-term investments (amortized cost of $713,137 in 2012 and $783,015 in 2011)	713,467	783,071
Other (approximates fair value)	100	100

Total investments	6,440,117	6,876,990
Cash	90,065	15,999
Restricted cash	2,500	2,500
Receivable for securities	10,005	38,164
Investment income due and accrued	37,182	45,328
Premium receivables	1,755,830	2,028,479
Reinsurance recoverable on paid and unpaid losses	172,439	159,902
Deferred ceded premium	190,540	221,303
Subrogation recoverable	514,084	659,810
Deferred acquisition costs	205,818	223,510
Loans	10,380	18,996
Derivative assets	97,464	175,207
Other assets	63,759	104,300
Variable interest entity assets:
Fixed income securities, at fair value	2,160,113	2,199,338
Restricted cash	2,293	2,140
Investment income due and accrued	1,228	4,032
Loans (includes $14,984,659 and $14,126,994 at fair value)	15,188,358	14,329,515
Other assets	5,717	8,182

Total assets	$26,947,892	$27,113,695

Liabilities and Stockholders’ Equity:
Liabilities:
Liabilities subject to compromise	$1,707,408	$1,707,421
Unearned premiums	2,985,542	3,457,157
Losses and loss expense reserve	7,034,224	7,044,070
Ceded premiums payable	94,089	115,555
Obligations under investment agreements	397,570	523,046
Obligations under investment repurchase agreements	18,276	23,500
Current taxes	97,379	95,709
Long-term debt	146,909	223,601
Accrued interest payable	210,108	170,169
Derivative liabilities	455,587	414,508
Other liabilities	98,161	107,441
Payable for securities purchased	15,009	1,665
Variable interest entity liabilities:
Accrued interest payable	825	3,490
Long-term debt (includes $14,877,975 and $14,039,450 at fair value)	15,113,094	14,288,540
Derivative liabilities	2,060,951	2,087,052
Other liabilities	273	304

Total liabilities	30,435,405	30,263,228

Stockholders’ deficit:
Preferred stock	—	—
Common stock	3,080	3,080
Additional paid-in capital	2,172,027	2,172,027
Accumulated other comprehensive income	527,969	463,259
Accumulated deficit	(6,440,840)	(6,039,922)
Common stock held in treasury at cost	(410,755)	(411,419)

Total Ambac Financial Group, Inc. stockholders’ deficit	(4,148,519)	(3,812,975)
Noncontrolling interest	661,006	663,442

Total stockholders’ deficit	(3,487,513)	(3,149,533)

Total liabilities and stockholders’ deficit	$26,947,892	$27,113,695

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Total Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Share Data)	2012	2011	2012	2011
Revenues:
Net premiums earned	$113,074	$102,055	$311,066	$293,125
Net investment income	84,078	90,699	290,031	262,806
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(2,501)	(19,671)	(14,304)	(39,177)
Portion of loss recognized in other comprehensive income	2,147	8,784	8,551	8,999

Net other-than-temporary impairment losses recognized in earnings	(354)	(10,887)	(5,753)	(30,178)
Net realized investment gains	3,162	5,084	70,621	5,006
Change in fair value of credit derivatives:
Realized gains and other settlements	2,944	3,829	9,271	13,376
Unrealized gains	24,496	676	3,532	6,513

Net change in fair value of credit derivatives	27,440	4,505	12,803	19,889
Derivative products	(36,007)	(215,775)	(113,141)	(260,366)
Net realized (losses) gains on extinguishment of debt	—	—	(177,745)	3,119
Other (loss) income	(368)	(4,972)	100,562	32,558
Income on variable interest entities	6,137	55,008	26,893	51,236

Total revenues before expenses and reorganization items	197,162	25,717	515,337	377,195

Expenses:
Losses and loss expenses	(18,745)	(60,238)	720,346	1,055,807
Underwriting and operating expenses	33,347	44,860	103,448	105,860
Interest expense	23,268	33,074	88,962	95,004

Total expenses before reorganization items	37,870	17,696	912,756	1,256,671

Pre-tax income (loss) from continuing operations before reorganization items	159,292	8,021	(397,419)	(879,476)
Reorganization items	1,252	8,519	4,480	39,794

Pre-tax income (loss) from continuing operations	158,040	(498)	(401,899)	(919,270)
Provision for income taxes	667	75,011	756	77,903

Net gain (loss)	$157,373	$(75,509)	$(402,655)	$(997,173)
Less: net (loss) gain attributable to the noncontrolling interest	(171)	(2)	(2,401)	45

Net income (loss) attributable to common shareholders	$157,544	$(75,507)	$(400,254)	$(997,218)

Other comprehensive loss after tax:
Income (loss)	$157,373	$(75,509)	$(402,655)	$(997,173)

Unrealized gains (losses) on securities, net of deferred income taxes of $0	108,446	(36,121)	124,008	156,385
Less: reclassification adjustment for net (loss) gain included in net (loss)	(361)	(7,285)	55,116	(27,364)
Gain (loss) on foreign currency translation, net of deferred income taxes of $0	1,686	(2,264)	(425)	1,829
Amortization of postretirement benefit, net of tax	—	14	(3,792)	739

Total other comprehensive income (loss), net of tax	110,493	(31,086)	64,675	186,317

Total comprehensive income (loss)	267,866	(106,595)	(337,980)	(810,856)
Less: comprehensive (loss) income attributable to the noncontrolling interest:
Net (loss) income	(171)	(2)	(2,401)	45
Currency translation adjustments	117	(4)	(35)	(127)

Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	267,920	(106,589)	(335,544)	(810,774)

Income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders	$0.52	$(0.25)	$(1.32)	$(3.30)

Income (loss) per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$0.52	$(0.25)	$(1.32)	$(3.30)

Weighted-average number of common shares outstanding:
Basic	302,469,966	302,467,255	302,468,502	302,429,879
Diluted	302,582,276	302,467,255	302,468,502	302,429,879

See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2012	($3,149,533)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)	$663,442
Net loss	(402,655)	(400,254)						(2,401)
Other comprehensive income (loss), net of tax	64,675		64,710					(35)
Stock-based compensation	(664)	(664)
Shares issued under equity plans	664						664

Balance at September 30, 2012	($3,487,513)	($6,440,840)	$527,969	$—	$3,080	$2,172,027	($410,755)	$661,006

Balance at January 1, 2011	$(1,354,228)	($4,042,335)	$291,774	$—	$3,080	$2,187,485	($448,540)	$654,308
Net (loss) income	(997,173)	(997,218)						45
Other comprehensive income (loss), net of tax	185,578		185,705					(127)
Amortization of postretirement benefit, net of tax	739		739
Stock-based compensation	(52,613)	(37,155)				(15,458)
Cost of shares acquired	(35)						(35)
Shares issued under equity plans	37,156						37,156

Balance at September 30, 2011	($2,180,576)	($5,076,708)	$478,218	$—	$3,080	$2,172,027	($411,419)	$654,226

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2012	2011
Cash flows from operating activities:
Net loss attributable to common shareholders	$(400,254)	$(997,218)
Noncontrolling interest in subsidiaries’ earnings	(2,401)	45

Net loss	$(402,655)	$(997,173)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,294	2,924
Amortization of bond premium and discount	(163,860)	(134,312)
Reorganization items	4,480	39,794
Share-based compensation	—	(15,459)
Current income taxes	1,670	75,998
Deferred acquisition costs	17,692	25,220
Unearned premiums, net	(440,852)	(451,678)
Losses and loss expenses, net	123,343	1,053,373
Ceded premiums payable	(21,466)	(20,607)
Investment income due and accrued	8,146	4,058
Premium receivables	272,649	319,403
Accrued interest payable	70,549	79,454
Net mark-to-market losses (gains)	(3,532)	(6,513)
Net realized investment (gains) losses	(70,621)	(5,006)
Losses (gains) on extinguishment of debt	177,745	(3,119)
Other-than-temporary impairment charges	5,753	30,178
Variable interest entity activities	(26,893)	(51,236)
Other, net	39,958	253,599

Net cash (used in) provided by operating activities	(405,600)	198,898

Cash flows from investing activities:
Proceeds from sales of bonds	434,010	350,579
Proceeds from matured bonds	930,677	513,169
Purchases of bonds	(601,228)	(955,873)
Change in short-term investments	69,604	167,441
Loans, net	8,616	132
Change in swap collateral receivable	37,417	(50,943)
Other, net	(62,729)	5,400

Net cash provided by investing activities	816,367	29,905

Cash flows from financing activities:
Paydown of variable interest entity secured borrowing	(15,132)	—
Proceeds from issuance of investment and repurchase agreements	—	30
Payments for investment and repurchase agreement draws	(133,123)	(214,574)
Payments for extinguishment of long-term debt	(188,446)	—
Net cash collateral received	—	(2,440)

Net cash used in financing activities	(336,701)	(216,984)

Net cash flow	74,066	11,819
Cash at January 1	15,999	9,497

Cash at September 30	$90,065	$21,316
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$376	$1,991
Interest on variable interest entity secured borrowing	$1,261	$—
Interest on investment agreements	$6,362	$7,631
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$7,662	$18,406

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

Segregated Account of Ambac Assurance Corporation

Ambac Assurance Corporation (“Ambac Assurance”) is Ambac’s principal operating subsidiary. Ambac Assurance is a financial guarantee insurer that provided financial guarantees and financial services to clients in both the public and private sectors around the world. In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Net par exposure as of September 30, 2012 for policies allocated to the Segregated Account was $30,450,626. Ambac Assurance is not, itself, in rehabilitation proceedings.

In 2010, Ambac Assurance issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. Interest on the Secured Note accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. The Segregated Account has the ability to demand payment from time to time to pay claims and other liabilities. The balance of the Secured Note is $897,248 at September 30, 2012, inclusive of capitalized interest since the date of issuance. In addition, once the Secured Note has been exhausted, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities. Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement are not capped.

The Secured Note is subject to mandatory prepayment on demand in an amount equal to (i) the cash portion of claim liabilities, loss settlements, commutations and purchases of Segregated Account Policies (or related insured obligations) due and payable by the Segregated Account (“Segregated Account Policy Cash Payments”), amounts due and payable by the Segregated Account arising out of the non-policy obligations allocated thereto, and any cash interest payment and cash principal repayment under any surplus notes issued by the Segregated Account (“Segregated Account Surplus Notes”) in connection with any of the foregoing plus (ii) amounts due and payable by the Segregated Account in respect of specified administrative expenses of the Segregated Account plus (iii) other amounts directed to be paid by the Rehabilitator in conjunction with the Segregated Account Rehabilitation Proceedings, minus (iv) the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. In addition, if an event of default occurs under the Secured Note, the Segregated Account is entitled to accelerate the outstanding principal amount due under the Secured Note.

Pursuant to the Reinsurance Agreement, Ambac Assurance has agreed to pay Segregated Account Policy Cash Payments, any cash interest or principal payment under any Segregated Account Surplus Notes and other amounts directed to be paid by the Rehabilitator, minus the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. Ambac Assurance’s liability under the Reinsurance Agreement attaches only after all principal under the Secured Note has been paid.

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

The Segregated Account Rehabilitation Plan has not been made effective and is subject to modification. The Rehabilitator may seek to effectuate the current Segregated Account Rehabilitation Plan or modify such Plan, or may seek orders from the Rehabilitation Court to allow for the payment of policy claims in such manner and at such times as the Rehabilitator determines to be in the best interest of policyholders. Effective as of March 24, 2010 claims payments on policies allocated to the Segregated Account had been enjoined pursuant to an order of the Rehabilitation Court. However, on May 16, 2012, the Rehabilitator filed a motion seeking approval from the Rehabilitation Court to make partial interim policy claim payments to Segregated Account policyholders. A hearing in the Rehabilitation Court relating to such motion was held on June 4, 2012, and on that date the Rehabilitation Court approved the motion. On August 1, 2012, the Rehabilitator promulgated Rules Governing the Submission, Processing and Partial Payment of Policy Claims in Accordance with the June 4, 2012 Interim Cash Payment Order (the “Policy Claim Rules”), and filed such document with the Rehabilitation Court, to inform Segregated Account policyholders as to the process governing the submission and approval of policy claims. In accordance with the Policy Claim Rules, with effect from August 1, 2012, holders of policies allocated to the Segregated Account were, and are, allowed to submit policy claims for review and partial payment equating to 25% of the permitted policy claim amount. The Rehabilitator has also filed with the Rehabilitation Court special policy claim rules regarding the policy insuring the bonds issued in connection with the Las Vegas Monorail project.

No decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. If surplus notes were eliminated from the Segregated Account Rehabilitation Plan (and other securities or instruments were not issued in their place), then the portion of permitted claims on policies allocated to the Segregated Account that have not been paid in cash would remain unsatisfied obligations of the Segregated Account. Such obligations may or may not accrue interest according to the terms of the modified Segregated Account Rehabilitation Plan. If the portion of permitted claims on policies allocated to the Segregated Account that have not been paid in cash was left unsatisfied, then such a change with respect to the Segregated Account Rehabilitation Plan could result in a material change in our financial results.

On August 17, 2012, the Rehabilitator filed two motions with the Rehabilitation Court relating to policies allocated to the Segregated Account and issued in connection with residential mortgage-backed securities (“RMBS”). The first motion (the “Injunction Scope Motion”) sought to confirm the scope of the relief issued by the Rehabilitation Court under its March 24, 2010 Order for Temporary Injunctive Relief, as supplemented by its November 8, 2010 Order for Temporary Supplemental Injunctive Relief and made permanent by its January 24, 2011 Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation (the “Injunction”). On September 12, 2012, the Rehabilitation Court approved by order the Injunction Scope Motion, confirming that one of the effects of the Injunction is to prevent Ambac Assurance and the Segregated Account from losing any rights to obtain relief for counterparties’ breaches of the transaction documents relating to RMBS and to prohibit counterparties to such transaction documents from taking any actions to prevent or attempt to prevent Ambac Assurance and/or the Segregated Account from exercising or enforcing any rights (including the right to demand repurchases of certain non-compliant loans), interests and/or claims pursuant to these transaction documents due to the existence of the rehabilitation proceedings and/or the occurrence of any acts taken or not taken or authorized to be taken pursuant thereto. The second motion (the “RMBS Settlement Motion”) sought the Rehabilitation Court’s approval of the process that the Rehabilitator intends to use in connection with evaluating and approving possible settlements of existing and potential claims and lawsuits of the Segregated Account and/or Ambac Assurance in connection with Segregated Account policies relating to RMBS (“RMBS Remediation Claims”). On October 5, 2012, the Rehabilitation Court approved by order the RMBS Settlement Motion, confirming, among other things, that the Rehabilitator and the Segregated Account are authorized to enter into and effectuate settlements of RMBS Remediation Claims without requiring Rehabilitation Court prior approval, in accordance with the Rehabilitator’s broad powers and discretion under Wisconsin insurance statute.

At September 30, 2012, insurance liabilities for policies allocated to the Segregated Account were $6,596,843. At September 30, 2012, Ambac Assurance’s surplus as regards to policyholders is at the Minimum Surplus Amount and therefore $296,018 of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. In the event that Ambac Assurance does not generate future surplus in the amount of insurance liabilities not assumed under the Reinsurance Agreement because of the applicability of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Secured Note and Reinsurance Agreement. This shortfall will be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate, or whether to institute general rehabilitation proceedings against Ambac Assurance.

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

Consummation of the Reorganization Plan is subject to the satisfaction or waiver of the following conditions: (i) the Bankruptcy Court shall have entered an order confirming the Reorganization Plan and such order shall have become final in accordance with the Reorganization Plan; (ii) the Bankruptcy Court shall have approved any supplement filed with respect to the Reorganization Plan; (iii) new organizational documents of the Company shall have been effected; (iv) the Company shall have executed and delivered all documents necessary to effectuate the issuance of the common stock and warrants (if applicable) pursuant to the Reorganization Plan; (v) all authorizations, consents and regulatory approvals required, if any, in connection with the consummation of the Reorganization Plan shall have been obtained; (vi) the Stipulation (as defined in Note 12) shall have become effective; (vii) the terms of the IRS Settlement (as defined in Note 12) shall have been approved by OCI, the United States, the

Rehabilitation Court, and the Creditors’ Committee, and all conditions to the effectiveness of the IRS Settlement shall have been satisfied; (viii) the IRS Settlement and all transaction documents relating thereto shall have been executed by the parties thereto; (ix) the Bankruptcy Court shall have entered an order pursuant to Bankruptcy Rule 9019 approving the IRS Settlement; (x) the aggregate face amount of allowed and disputed general unsecured claims shall be less than $50,000; (xi) the Rehabilitation Court shall have approved the transactions contemplated by the Mediation Agreement, the Amended TSA, the Cost Allocation Agreement, and the Cooperation Agreement Amendment; (xii) $30,000 shall have been paid or paid into escrow by Ambac Assurance as provided in the Mediation Agreement; (xiii) the Amended TSA, the Cooperation Agreement Amendment and the Cost Allocation Agreement shall have been executed; and (xiv) all other actions, documents, certificates and agreements necessary to implement the Reorganization Plan shall have been effected or executed and delivered to the required parties and, to the extent required, filed with applicable governmental units in accordance with applicable laws. Of the conditions enumerated above, the following have been satisfied: (i); (vi); (x); (xi); (xii) and (xiii). Furthermore, on June 14, 2012, the Rehabilitation Court entered an order authorizing the Rehabilitator and the Segregated Account to proceed with the IRS Settlement. There can be no assurance about whether or when the remaining conditions will be met.

On September 27, 2012, the Bankruptcy Court entered an order (the “NOL Order”), amending and restating an order entered on November 30, 2010, establishing procedures for certain transfers or acquisitions of equity interests in and claims (including debt securities) against the Company to maximize the possibility that the “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”) that will occur upon consummation of the Reorganization Plan will qualify for the special exception to the limitations under Section 382(a) for Ownership Changes occurring as a result of a bankruptcy plan of reorganization (the “Section 382(l)(5) Plan Exception”). Ambac’s ability to use its NOLs could be substantially limited if there were an Ownership Change that does not qualify for the Section 382(l)(5) Plan Exception. In general, an Ownership Change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership (by value) in Ambac by 50% or more, as measured generally over a rolling three-year period beginning with the last Ownership Change. These provisions can be triggered by new issuances of stock (including to creditors under the Reorganization Plan), merger and acquisition activity or normal market trading. The NOL Order generally restricts investors from acquiring Ambac stock if after any such acquisition a holder would beneficially own at least 13,500,000 shares of Ambac stock. The NOL Order also generally restricts investors from transferring or acquiring claims (including debt securities) if after any such transfer or acquisition a holder would beneficially own claims that could result in such holder receiving stock in reorganized Ambac pursuant to the terms of the Reorganization Plan with a value equal to or greater than 4.5% of the value of the stock of reorganized Ambac. Pursuant to the NOL Order, Ambac may obtain one or more orders from the Bankruptcy Court to enforce these restrictions by requiring investors to sell their stock or claims so that their holdings comply with the limitations imposed by the NOL Order. The NOL Order also contains equity forfeiture provisions that will limit stock distributions to be made upon effectiveness of the Reorganization Plan to any claimholder that fails to adhere to the NOL Order and the restrictions prescribed therein. The Bankruptcy Court will retain jurisdiction to enforce the NOL Order after Ambac emergences from its Chapter 11 proceeding. Furthermore, the Certificate of Incorporation of the Company that will take effect upon emergence contains similar provisions restricting stock transfers to mitigate the possibility of an Ownership Change. On October 25, 2012, the Company received an IRS private letter ruling confirming that, based on the procedures and limitations imposed by the NOL Order (including the equity forfeiture provisions) and on the other facts and representations set forth therein, the Ownership Change that will occur upon consummation of the Plan of Reorganization qualifies for the Section 382(l)(5) Plan Exception.

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (via the transfer of servicing on transaction collateral, pursuit of recoveries in respect of paid claims, commutations of policies, purchases of Ambac-insured obligations, and repurchases of surplus notes issued by Ambac Assurance or the Segregated Account) and maximizing the return on its investment portfolio. Ambac is also exploring the possibility of entering into new businesses, apart from Ambac Assurance and Everspan Financial Guarantee Corp., as it prepares to emerge from bankruptcy. The execution of Ambac’s principal strategy with respect to liabilities allocated to the Segregated Account is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute the foregoing strategy. As a result of uncertainties associated with the aforementioned factors, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of September 30, 2012 and December 31, 2011 and for the periods ended September 30, 2012 and 2011 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Ambac’s liquidity and solvency are largely dependent on its current cash and investments of $31,459 at September 30, 2012 (excluding $2,500 of restricted cash), consummation of the Reorganization Plan, and on the residual value of Ambac Assurance. The principal uses of liquidity are the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses related to pending litigation. Management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding; however, no assurance can be given regarding the timing or certainty of such emergence. If its cash and investments run out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur.

2. Debtor in Possession Financial Information

Liabilities Subject to Compromise

As required by ASC Topic 852, Reorganizations, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition and post-petition claims to be addressed in connection with the Bankruptcy Filing. Such claims are subject to future adjustments. The Liabilities subject to compromise in the Consolidated Balance Sheet consists of the following:

	September 30, 2012	December 31, 2011
Debt obligations and accrued interest payable	$1,690,312	$1,690,312
Other	17,096	17,109

Consolidated Liabilities subject to compromise	1,707,408	1,707,421
Payable to non-debtor subsidiaries	35	35

Debtor’s Liabilities subject to compromise	$1,707,443	$1,707,456

Interest was no longer accrued on Ambac’s debt obligations included in Liabilities subject to compromise on the Consolidated Balance Sheets after Ambac filed for bankruptcy protection on November 8, 2010. If Ambac had continued to accrue interest on its debt obligations, contractual interest expense would have been $20,428 and $64,868 for the three and nine months ended September 30, 2012, and $26,878 and $84,099 for the three and nine months ended September 30, 2011. The lower interest expense in 2012 is due to the assumption of a maturity of certain debt obligations in 2011.

Reorganization Items, net

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. The reorganization items in the Consolidated Statements of Total Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011, consisted of the following items:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
U.S. Trustee fees	$13	$39
Professional fees	1,239	4,441

Total reorganization items	$1,252	$4,480

	Three months ended September 30, 2011	Nine months ended September 30, 2011
U.S. Trustee fees	$13	$31
Professional fees	8,506	25,724
Lease settlement	—	14,007
Other	—	32

Total reorganization items	$8,519	$39,794

3. Net Premiums Earned

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at September 30, 2012 and December 31, 2011 was 2.6% and 2.6%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2012 and December 31, 2011 was 10.5 years and 10.0 years, respectively.

Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR consist of residential mortgage-backed securities. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk free rate.

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall, which governs the payments of cash in the transaction. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required by order of the Rehabilitation Court to continue to pay installment premiums in full when due, regardless of the amount and timing of claims payments and existence of the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premiums receivable, management evaluates (i) the internal ratings of the transactions underlying the premiums receivable, and, as applicable, (ii) expected future premium collections for transactions for which loss reserves have been recognized. As of September 30, 2012 and December 31, 2011 approximately 43% of the premiums receivable related to transactions with non-investment grade internal ratings were due from MBS and student loan transactions, which comprised 9% and 11%, and 12% and 11%, of the total premiums receivable at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, $106,714 and $90,930 of premium receivables relating to a non-investment obligation were deemed uncollectible, respectively. For the nine months ended September 30, 2012, the premium receivable related to this obligation deemed uncollectible and written off was $15,784. As of September 30, 2012, past due premiums on policies insuring non-investment grade obligations that were not written off amounted to less than $500.

Below is the premium receivable roll-forward for the nine month and twelve month periods ended September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012	December 31, 2011
Beginning premium receivable	$2,028,479	$2,422,596
Premium payments received	(115,336)	(190,823)
Adjustments for changes in expected life of homogeneous pools and actual changes to contractual cash flows	(198,811)	(240,547)
Accretion of premium receivable discount	38,801	62,841
Consolidation of certain VIEs	—	(104,736)
Deconsolidation of certain VIEs	—	87,978
Other adjustments (including foreign exchange)	2,697	(8,830)

Ending premium receivable	$1,755,830	$2,028,479

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at September 30, 2012:

	Future premiums to be collected(1)	Future expected premiums to be earned, net of reinsurance(1)
Three months ended:
December 31, 2012	$38,490	$62,992

Twelve months ended:
December 31, 2013	138,330	226,879
December 31, 2014	141,878	204,041
December 31, 2015	136,275	190,320
December 31, 2016	130,297	179,438

Five years ended:
December 31, 2021	578,474	750,984
December 31, 2026	462,155	539,033
December 31, 2031	340,300	357,079
December 31, 2036	199,914	195,106
December 31, 2041	69,794	62,902
December 31, 2046	21,420	19,306
December 31, 2051	5,325	6,236
December 31, 2056	242	686

Total	$2,262,894	$2,795,002

(1)	The future premiums expected to be collected and future premiums expected to be earned, net of reinsurance disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee insurance policy is legally extinguished. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Accelerated premium revenue for the three and nine months ended September 30, 2012 was $34,381 and $86,037, respectively. Accelerated premium revenue for the three and nine months ended September 30, 2011 was $18,835 and $30,096, respectively. The table below shows premiums written on a gross and net basis for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Financial Guarantee:
Gross premiums written	($55,310)	$242,573	($175,777)	($125,712)
Ceded premiums written	2,082	(2,047)	18,055	18,742

Net premiums written	($53,228)	$240,526	($157,722)	($106,970)

Premiums written represent the change in the present value of future installment premiums. Such changes will not have an immediate impact on earned premium but will be earned over the life of the transaction using the level yield method discussed above. Factors that generate written premium are prepayments of the insured obligation, premium rate changes, discount rate changes, and early terminations of insured obligations.

4. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options and nonvested restricted stock units. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for the three and nine month periods ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options	0	1,718,735	846,185	1,742,167
Restricted stock units	0	461,589	71,550	465,465

5. Special Purpose Entities, Including Variable Interest Entities

Ambac has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly has provided financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. In 2011, Ambac entered into a secured borrowing transaction under which two VIEs were created for the purpose of resecuritizing certain invested assets and collateralizing the borrowing. These VIEs are consolidated because Ambac was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guarantees the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction was $20,468 and $35,600 as of September 30, 2012 and December 31, 2011, respectively. The debt represents the senior-most tranche of the securitization structure and is to be repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance. Such securities had a fair value of $194,172 and $172,880 as of September 30, 2012 and December 31, 2011, respectively. Refer to Note 8, Investments for further discussion of the restrictions on these securities.

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

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments—Equity Method in Joint Ventures. Refer to Note 7 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At September 30, 2012 and December 31, 2011 the fair value of these entities is $15,021 and $16,779, respectively, and is reported within Other assets on the Consolidated Balance Sheets. The change in fair value of these entities is ($771) and ($1,119) for the three months ended September 30, 2012 and 2011, respectively, and ($1,758) and ($577) for the nine months ended September 30, 2012 and 2011, respectively.

Since their inception, there have been 15 individual transactions with these entities, of which 5 transactions were outstanding as of September 30, 2012. Total principal amount of debt outstanding was $572,352 and $578,562 at September 30, 2012 and December 31, 2011, respectively. In each case, Ambac sold assets to these entities. The assets are composed of asset-backed securities and utility obligations with a weighted average rating of BBB+ at September 30, 2012 and weighted average life of 8.1 years. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of September 30, 2012 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during the three and nine months ended September 30, 2012 and 2011. Ambac Assurance earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $87 and $180 for the three months ended September 30, 2012 and 2011, respectively; and $342 and $607 for the nine months ended September 30, 2012 and 2011, respectively. Ambac was not presented with claims on insurance policies issued to these entities during the three and nine months ended September 30, 2012 and 2011, but did receive recoveries of $4,846 and $5,417 in respect of previously paid claims for the three months ended September 30, 2012 and 2011, respectively and $14,691 and $5,589 in respect of previously paid claims for the nine months ended September 30, 2012 and 2011, respectively. Ambac also earned fees for providing other services amounting to $10 and $12 for the three months ended September 30, 2012 and 2011, respectively; and $32 and $35 for the nine months ended September 30, 2012 and 2011, respectively.

Derivative contracts are provided by Ambac Financial Services (“AFS”) to these entities. Consistent with other derivatives, AFS accounts for these contracts on a trade date basis at fair value. AFS paid $360 and $170 for the three months ended September 30, 2012 and 2011, respectively; and received $3,387 and $3,905 for the nine months ended September 30, 2012 and 2011, respectively, under these derivative contracts.

Consolidation of VIEs:

Upon initial consolidation of a VIE, we recognize a gain or loss in earnings for the difference between: a) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and b) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a VIE, we recognize a gain or loss for the difference between: a) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and b) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Income on variable interest entities.

The variable interest in a VIE generally involves one or more of the following: a financial guarantee policy issued to the VIE, a written credit derivative contract that references liabilities of the VIE or an investment in securities issued by the VIE. The impact of consolidating such VIEs on Ambac’s balance sheet is follows. For a financial guarantee policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under ASC Topic 944, Financial Services—Insurance. The financial guarantee policy would be eliminated upon consolidation. Consequently, Ambac eliminates insurance assets (premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable and deferred acquisition costs) and insurance liabilities (unearned premiums, loss and loss expense reserves and ceded premiums payable) from the Consolidated Balance Sheets. For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation.

As of September 30, 2012, consolidated VIE assets and liabilities relating to 18 consolidated entities were $17,357,709 and $17,175,143, respectively. As of December 31, 2011, consolidated VIE assets and liabilities relating to 19 consolidated entities were $16,543,207 and $16,379,386, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.

The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days. The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Investments:
Corporate obligations	$2,160,113	$2,199,338

Total variable interest entity assets: Fixed income securities	$2,160,113	$2,199,338

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of September 30, 2012 and December 31, 2011:

	Estimated fair value	Unpaid principal balance
September 30, 2012:
Loans	$14,984,659	$13,783,812
Long-term debt	$14,877,975	$15,239,550

December 31, 2011:
Loans	$14,126,994	$13,735,799
Long-term debt	$14,039,450	$15,134,711

Effective April 1, 2011, Ambac was required to consolidate one VIE which was subsequently deconsolidated effective December 31, 2011. The assets of this VIE consisted primarily of identified intangible assets associated with its subsidiaries’ operations. The intangible assets recorded at fair value upon consolidation on April 1, 2011 were $326,342, and were being amortized over their estimated useful lives. The weighted-average amortization period at the consolidation date was 28 years. Amortization expense for intangible assets for the three and nine months ended September 30, 2011 was $5,708 and $13,870, respectively, and is included in Income on variable interest entities on the Consolidated Statements of Total Comprehensive Income. As of September 30, 2011, Ambac determined that, as a result of lower projected future operating income from the VIE’s subsidiaries, the related intangible assets were impaired. Accordingly, an impairment charge of $58,309 was recorded, which is included in Income on variable interest entities on the Consolidated Statements of Total Comprehensive Income for the three and nine months ended September 30, 2011. As of September 30, 2011, the gross carrying amount of intangible assets and accumulated amortization related to this VIE were $254,163 and $0, respectively.

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of September 30, 2012 and December 31, 2011:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
September 30, 2012:
Global Structured Finance:
Collateralized debt obligations	$11,429,975	$11,698	$18,144	$103,538
Mortgage-backed—residential	24,927,285	683,370	4,666,502	—
Mortgage-backed—commercial	634,636	—	—	2,451
Other consumer asset-backed	6,607,902	121,136	1,205,301	37,747
Other commercial asset-backed	10,676,275	464,962	1,562,914	6,945
Other	5,619,718	132,539	606,137	3,455

Total Global Structured Finance	59,895,791	1,413,705	8,058,998	154,136
Global Public Finance	37,237,385	554,295	683,569	23,250

Total	$97,133,176	$1,968,000	$8,742,567	$177,386

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
December 31, 2011:
Global Structured Finance:
Collateralized debt obligations	$14,093,243	$15,096	$105,219	$120,614
Mortgage-backed—residential	30,307,753	783,329	5,396,711	—
Mortgage-backed—commercial	685,870	—	—	6,241
Other consumer asset-backed	7,851,980	129,234	1,315,146	35,583
Other commercial asset-backed	13,363,434	559,884	1,045,477	4,541
Other	7,552,264	139,586	643,864	1,837

Total Global Structured Finance	73,854,544	1,627,129	8,506,417	168,816
Global Public Finance	37,893,726	569,032	700,690	14,850

Total	$111,748,270	$2,196,161	$9,207,107	$183,666

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represent the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

6. Losses and Loss Expense Reserve

A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash flows required to be paid under an insurance contract, over (b) the UPR for that contract. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Nine months Ended September 30, 2012	Year Ended December 31, 2011
Beginning balance of net loss reserves, net of subrogation recoverable and reinsurance	$6,230,780	$4,424,450
Changes in the loss reserves due to:
Current year:
Establishment of new loss reserves, gross of subrogation and net of reinsurance	239,294	503,697
Claim payments, net of subrogation and reinsurance	(11,508)	(2,442)
Establishment of subrogation recoveries, net of reinsurance	—	(9,761)

Total current year	227,786	491,494
Prior year:
Change in previously established loss reserves, gross of subrogation and net of reinsurance	487,037	1,683,831
Claim payments, net of subrogation and reinsurance	(607,593)	(179,440)
Change in previously established subrogation recoveries, net of reinsurance	15,861	(324,151)

Total prior year	(104,695)	1,180,240
Changes in loss reserves	123,091	1,671,734
Net deconsolidation of certain VIEs	—	134,596

Ending loss reserves, net of subrogation recoverable and reinsurance	$6,353,871	$6,230,780

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

The net change in loss and loss expense reserves, net of reinsurance, of $123,091 and $1,671,734 for the nine month period and year ended September 30, 2012 and December 31, 2011, respectively, are included in loss and loss expenses in the Consolidated Statements of Total Comprehensive Income.

Loss expense reserves, net of reinsurance, were $138,023 and $86,171 at September 30, 2012 and December 31, 2011. Such reserves are established for surveillance, legal and other mitigation expenses associated with adversely classified credits. Total loss and loss expenses of $(18,745) and $(60,238) for the three month periods ended September 30, 2012 and 2011, respectively, and $720,346 and $1,055,807 for the nine month periods ended September 30, 2012 and 2011, respectively, are included in the Consolidated Statements of Total Comprehensive Income. During the three and nine month periods ended September 30, 2012 and 2011, respectively, reinsurance recoveries of losses included in loss and loss expenses in the Consolidated Statements of Total Comprehensive Income were $5,502 and $1,892, respectively, and $27,354 and $26,634, respectively. The tables below summarize information related to policies currently included in Ambac’s loss reserves at September 30, 2012 and December 31, 2011:

Surveillance Categories (at September 30, 2012)

	I/SL	IA	II	III	IV	V	Total
Number of policies	26	9	26	99	151	1	312
Remaining weighted-average contract period (in years)	22	9	17	21	8	10	13
Gross insured contractual payments outstanding:
Principal	838,780	156,012	1,236,062	9,498,608	13,155,955	47	24,885,464
Interest	737,308	85,878	379,866	5,209,411	2,950,986	20	9,363,469

Total	1,576,088	241,890	1,615,928	14,708,019	16,106,941	67	34,248,933

Gross undiscounted claim liability	38,038	4,381	49,164	4,180,640	8,338,457	69	12,610,749
Discount, gross claim liability	(3,302)	(189)	(2,907)	(1,351,849)	(716,506)	(17)	(2,074,770)

Gross claim liability before all subrogation and before reinsurance	34,736	4,192	46,257	2,828,791	7,621,951	52	10,535,979

Less:
Gross RMBS subrogation(1)	—	—	—	(19,404)	(2,698,190)	—	(2,717,594)
Discount, RMBS subrogation	—	—	—	356	28,371	—	28,727

Discounted RMBS subrogation, before reinsurance	—	—	—	(19,048)	(2,669,819)	—	(2,688,867)

Less:
Gross other subrogation(2)	—	(19)	—	(121,271)	(723,612)	—	(844,902)
Discount, other subrogation	—	5	—	14,285	12,302	—	26,592

Discounted other subrogation, before reinsurance	—	(14)	—	(106,986)	(711,310)	—	(818,310)

Gross claim liability, net of all subrogation and discounts, before reinsurance	34,736	4,178	46,257	2,702,757	4,240,822	52	7,028,802

Less: Unearned premium reserves	(20,196)	(1,801)	(16,707)	(473,814)	(135,884)	—	(648,402)
Plus: Loss adjustment expenses reserves	—	—	—	—	139,740	—	139,740

Claim liability reported on Balance Sheet, before reinsurance(3)	14,540	2,377	29,550	2,228,943	4,244,678	52	6,520,140

Reinsurance recoverable reported on Balance Sheet	1,077	—	8,413	145,556	17,393	—	172,439

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential remediation subrogation of $1,903,348)	$7,034,224
Subrogation recoverable (includes gross potential remediation of $785,519)	(514,084)

$6,520,140

Loss reserves ceded to reinsurers at September 30, 2012 and December 31, 2011 were $166,269 and $153,480, respectively. Amounts were included in reinsurance recoverable on the Consolidated Balance Sheet.

Surveillance Categories (at December 31, 2011)

	I/SL	IA	II	III	IV	V	Total
Number of policies	27	10	38	125	129	1	330
Remaining weighted-average contract period (in years)	18	10	17	19	9	6	13
Gross insured contractual payments outstanding:
Principal	$2,222,493	$354,713	$2,060,102	$13,342,814	$13,092,057	$47	$31,072,226
Interest	1,069,538	100,448	1,088,036	8,117,496	3,587,812	29	13,963,359

Total	$3,292,031	$455,161	$3,148,138	$21,460,310	$16,679,869	$76	$45,035,585

Gross undiscounted claim liability	$48,573	$10,667	$52,355	$4,766,815	$7,632,709	$75	$12,511,194
Discount, gross claim liability	(4,208)	(2,316)	(3,800)	(1,440,704)	(828,061)	(20)	(2,279,109)

Gross claim liability before all subrogation and before reinsurance	$44,365	$8,351	$48,555	$3,326,111	$6,804,648	$55	$10,232,085

Less:
Gross RMBS subrogation(1)	—	—	—	(461,725)	(2,316,920)	—	(2,778,645)
Discount, RMBS subrogation	—	—	—	12,278	46,101	—	58,379

Discounted RMBS subrogation, before reinsurance	—	—	—	(449,447)	(2,270,819)	—	(2,720,266)

Less:
Gross other subrogation(2)	—	(256)	—	(52,871)	(667,744)	—	(720,871)
Discount, other subrogation	—	77	—	6,550	45,912	—	52,539

Discounted other subrogation, before reinsurance	—	(179)	—	(46,321)	(621,832)	—	(668,332)

Gross claim liability, net of all subrogation and discounts, before reinsurance	44,365	8,172	48,555	2,830,343	3,911,997	55	6,843,487

Less: Unearned premium reserves	(25,264)	(5,126)	(22,111)	(335,332)	(158,687)	—	(546,520)
Plus: Loss adjustment expenses reserves	—	—	—	—	87,294	—	87,294

Claim liability reported on Balance Sheet, before reinsurance(3)	19,101	3,046	26,444	2,495,011	3,840,603	55	6,384,260

Reinsurance recoverable reported on Balance Sheet	1,117	9	5,714	139,499	13,563	—	159,902

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches.
(2)	Other subrogation represents subrogation other than subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential remediation subrogation of $1,890,797)	$7,044,070
Subrogation recoverable (includes gross potential remediation of $829,469)	(659,810)

$6,384,260

Ambac records estimated subrogation recoveries for breaches of representations and warranties by sponsors of certain RMBS transactions utilizing an Adverse and Random Sample approach. Ambac has updated its estimated subrogation recoveries to $2,688,867 ($2,660,930 net of reinsurance) at September 30, 2012 from $2,720,266 ($2,692,414 net of reinsurance) at December 31, 2011. The balance of subrogation recoveries and the related claim liabilities, by estimation approach, at September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012
Approach	Count(2)	Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	28	$2,734,471	$(1,508,150)	$1,226,321
Random samples	16	1,157,305	(1,180,717)	(23,412)

Totals	44	$3,891,776	$(2,688,867)	$1,202,909

	December 31, 2011
Approach	Count(2)	Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	30	$2,637,479	$(1,457,472)	$1,180,007
Random samples	16	1,140,102	(1,262,794)	(122,692)

Totals	46	$3,777,581	$(2,720,266)	$1,057,315

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the expected future claims for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than expected future claims, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,688,867 of subrogation recoveries recorded at September 30, 2012, $785,519 was included in “Subrogation recoverable” and $1,903,348 was included in “Loss and loss expense reserves.” Of the $2,720,266 of subrogation recoveries recorded at December 31, 2011, $829,469 was included in “Subrogation recoverable” and $1,890,797 was included in “Loss and loss expense reserves.”
(2)	The sponsor’s repurchase obligation may differ depending on the terms of the particular transaction and the status of the specific loan, such as whether it is performing or has been liquidated or charged off. The estimated subrogation recovery for these transactions is based primarily on loan level data provided through trustee reports received in the normal course of our surveillance activities or provided by the sponsor. While this data may not include all the components of the sponsor’s contractual repurchase obligation we believe it is the best information available to estimate the subrogation recovery.

Below is the rollforward of RMBS subrogation, by estimation approach, for the period December 31, 2011 through September 30, 2012:

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2011	$1,262,794	16	$1,457,472	30	$2,720,266

Additional transactions reviewed	—	n/a	—	n/a	—
Additional adverse sample loans reviewed	—	n/a	—	n/a	—
Adverse loans repurchased by the sponsor	—	n/a	35	n/a	35
All other changes(1)	(82,077)	n/a	50,643	(2)	(31,434)

Discounted RMBS subrogation (gross of reinsurance) at September 30, 2012	$1,180,717	16	$1,508,150	28	$2,688,867

(1)	Other changes which may impact subrogation recoveries include changes in actual or projected collateral performance and/or the projected timing of recoveries. For the nine months ended September 30, 2012, two transactions were removed from the Adverse Sample subrogation population; however, the impacts on RMBS subrogation disclosed in the Adverse Sample column relate to multiple transactions.

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

Fair value Hierarchy:

ASC Topic 820 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with ASC Topic 820, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1	–	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury securities, exchange traded futures contracts, variable rate demand obligations, money market funds and mutual funds.

• Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include direct investments in fixed income securities representing municipal, asset-backed and corporate obligations, financial services derivatives (including certain interest rate and currency swap derivatives), and most long-term debt of variable interest entities consolidated under ASC Topic 810.

• Level 3	–	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts written as part of the financial guarantee business, certain financial services interest rate swap contracts which are not referenced to commonly quoted interest rates, call options on long-term debt, equity interests in Ambac sponsored special purpose entities and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities and loan receivables, as well as certain long-term debt of variable interest entities consolidated under ASC Topic 810.

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2012 and December 31, 2011, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
September 30, 2012
Financial assets:
Fixed income securities:
Municipal obligations	$1,861,774	$1,861,774	$—	$1,861,774	$—
Corporate obligations	1,122,084	1,122,084	—	1,118,489	3,595
Foreign obligations	70,395	70,395	—	70,395	—
U.S. government obligations	111,586	111,586	111,586	—	—
U.S. agency obligations	84,023	84,023	—	84,023	—
Residential mortgage-backed securities	1,409,026	1,409,026	—	1,409,026	—
Collateralized debt obligations	36,809	36,809	—	29,977	6,832
Other asset-backed securities	744,993	744,993	—	694,698	50,295
Short term investments	713,467	713,467	707,070	6,397	—
Other investments	100	100	—	—	100
Fixed income securities, pledged as collateral:
U.S. government obligations	285,860	285,860	285,860	—	—
Residential mortgage-backed securities	—	—	—	—	—
Cash	90,065	90,065	90,065	—	—
Restricted cash	2,500	2,500	2,500	—	—
Loans	10,380	8,587	—	—	8,587
Derivative assets:
Interest rate swaps—asset position	97,464	97,464	—	43,141	54,323
Interest rate swaps—liability position	—	—	—	—	—
Future contracts	—	—	—	—	—
Other assets	15,021	15,021	—	—	15,021
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,160,113	2,160,113	—	—	2,160,113
Restricted cash	2,293	2,293	2,293	—	—
Loans	15,188,358	15,175,683	—	191,024	14,984,659

Total financial assets	$24,006,311	$23,991,843	$1,199,374	$5,508,944	$17,283,525

Financial liabilities:
Obligations under investment and repurchase agreements	$415,846	$414,149	$—	$—	$414,149
Liabilities subject to compromise	1,622,189	469,215	—	469,215	—
Long term debt	146,909	717,126	—	—	717,126
Derivative liabilities:
Credit derivatives	187,121	187,121	—	—	187,121
Interest rate swaps—asset position	(166,345)	(166,345)	—	(85,312)	(81,033)
Interest rate swaps—liability position	432,581	432,581	—	10,305	422,276
Future contracts	1,975	1,975	1,975	—	—
Currency swaps	—	—	—	—	—
Other contracts	255	255	—	255	—
Liabilities for net financial guarantees written	7,480,962	4,075,022	—	—	4,075,022
Variable interest entity liabilities:
Long-term debt	15,113,094	15,087,683	—	12,094,342	2,993,341
Derivative liabilities:
Interest rate swaps—liability position	1,981,460	1,981,460	—	1,981,460	—
Currency swaps—asset position	—	—	—	—	—
Currency swaps—liability position	79,491	79,491	—	79,491	—

Total financial liabilities	$27,295,528	$23,279,733	$1,975	$14,549,756	$8,728,002

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2011
Financial assets:
Fixed income securities:
Municipal obligations	$2,002,999	$2,002,999	$—	$2,002,999	$—
Corporate obligations	1,127,500	1,127,500	—	1,119,570	7,930
Foreign obligations	94,795	94,795	—	94,795	—
U.S. government obligations	111,562	111,562	111,562	—	—
U.S. agency obligations	86,871	86,871	—	85,647	1,224
Residential mortgage-backed securities	1,412,517	1,412,517	—	1,412,517	—
Collateralized debt obligations	46,237	46,237	—	33,755	12,482
Other asset-backed securities	947,808	947,808	—	871,922	75,886
Short term investments	783,071	783,071	769,204	13,867	—
Other investments	100	100	—	—	100
Fixed income securities, pledged as collateral:
U.S. government obligations	260,802	260,802	260,802	—	—
Residential mortgage-backed securities	2,728	2,728	—	2,728	—
Cash	15,999	15,999	15,999	—	—
Restricted cash	2,500	2,500	2,500	—	—
Loans	18,996	16,934	—	—	16,934
Derivative assets:
Interest rate swaps—asset position	411,652	411,652	—	260,851	150,801
Interest rate swaps—liability position	(242,500)	(242,500)	—	(53)	(242,447)
Future contracts	—	—	—	—	—
Call options on long-term debt	6,055	6,055	—	—	6,055
Other assets	16,779	16,779	—	—	16,779
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,199,338	2,199,338	—	—	2,199,338
Restricted cash	2,140	2,140	2,140	—	—
Loans	14,329,515	14,309,134	—	182,140	14,126,994

Total financial assets	$23,637,464	$23,615,021	$1,162,207	$6,080,738	$16,372,076

Financial liabilities:
Obligations under investment and repurchase agreements	$546,546	$549,043	$—	$—	$549,043
Liabilities subject to compromise	1,622,189	112,233	—	112,233	—
Long term debt	223,601	562,043	—	—	562,043
Derivative liabilities:
Credit derivatives	190,653	190,653	—	—	190,653
Interest rate swaps—asset position	(30,859)	(30,859)	—	—	(30,859)
Interest rate swaps—liability position	251,303	251,303	—	9,913	241,390
Futures contracts	627	627	627	—	—
Currency swaps	2,423	2,423	—	2,423	—
Other contracts	361	361	—	361	—
Liabilities for net financial guarantees written	7,547,288	2,642,795	—	—	2,642,795
Variable interest entity liabilities:
Long-term debt	14,288,540	14,255,452	—	12,320,810	1,934,642
Derivative liabilities:
Interest rate swaps—liability position	2,023,974	2,023,974	—	2,023,974	—
Currency swaps—asset position	(27,779)	(27,779)	—	(27,779)	—
Currency swaps—liability position	90,857	90,857	—	90,857	—

Total financial liabilities	$26,729,724	$20,623,126	$627	$14,532,792	$6,089,707

Determination of Fair Value:

When available, the Company generally uses quoted active market prices specific to the financial instrument to determine fair value, and classifies such items within Level 1. Because many fixed income securities do not trade on a daily basis, pricing sources apply available information through processes such as matrix pricing to calculate fair value. In those cases the items are classified within Level 2. If quoted market prices are not available, fair value is based upon models that use, where possible, current market-based or independently-sourced market parameters. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable.

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

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2012, approximately 10%, 89%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2011, approximately 8%, 91%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.

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

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $3,595 and $7,930 at September 30, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at September 30, 2012 and December 31, 2011 include the following weighted averages:

September 30, 2012

a.	Coupon rate: 0.35%

b.	Maturity: 21.39 years

c.	Yield: 6.36%

December 31, 2011

a.	Coupon rate: 0.60%

b.	Maturity: 21.44 years

c.	Yield: 7.20%

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. There were no U.S. agency obligations classified as Level 3 at September 30, 2012. The fair value of such securities classified as Level 3 was $1,224 at December 31, 2011. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at December 31, 2011 include the following weighted averages:

a.	Coupon rate: 6.91%

b.	Maturity: 1.33 years

c.	Yield: 2.13%

Collateralized debt obligations (“CDO”): Securities are floating rate senior notes where the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. The fair value of such securities classified as Level 3 was $6,832 and $12,482 at September 30, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at September 30, 2012 and December 31, 2011 include the following weighted averages:

September 30, 2012

a.	Coupon rate: 1.06%

b.	Maturity: 1.50 years

c.	Yield: 8.80%

December 31, 2011

a.	Coupon rate: 0.86%

b.	Maturity: 1.55 years

c.	Yield: 11.79%

Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. The fair value of such securities classified as Level 3 was $50,295 and $75,886 at September 30, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at September 30, 2012 and December 31, 2011 include the following weighted averages:

September 30, 2012

a.	Coupon rate: 0.82%

b.	Maturity: 8.02 years

c.	Yield: 7.50%

December 31, 2011

a.	Coupon rate: 1.41%

b.	Maturity: 3.00 years

c.	Yield: 4.50%

Derivative Instruments:

Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, exchange traded futures contracts and call options to repurchase Ambac Assurance surplus notes. All call options to repurchase surplus notes were exercised or expired in June 2012. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of net credit derivative liabilities was reduced by $347,745 at September 30, 2012 and $572,523 at December 31, 2011, as a result of incorporating a CVA on Ambac Assurance into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac Assurance’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities were reduced by $155,262 at September 30, 2012 and $166,868 at December 31, 2011, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

As described further below, certain valuation models require other inputs that are not readily observable in the market. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market.

For derivatives that are less complex and trade in liquid markets or may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate and currency swaps, we utilize vendor-developed models. These models provide the net present value of the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the financial services derivatives, beginning 2008 have increased collateral requirements and triggered termination provisions in certain interest rate and currency swaps. Increased termination activity since the initial rating downgrades of Ambac Assurance has provided additional information about the current replacement and/or exit value of our financial services derivatives, which may not be fully reflected in our vendor-models but has been incorporated into the fair value of these derivatives at September 30, 2012 and December 31, 2011. These fair value adjustments are applied to individual groups of derivatives based on common attributes such as counterparty type and credit condition, term to maturity, derivative type and net present value. Generally, the need for counterparty (or Ambac) CVAs is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments.

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 83% of CDS gross par outstanding and 81% of the CDS derivative liability as of September 30, 2012.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 17% of CDS gross par outstanding and 19% of the CDS derivative liability as of September 30, 2012.

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

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA is a percentage applied to the estimated CDS liability fair value otherwise calculated as described above. The Ambac CVA is estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA percentage used in the valuation of CDS liabilities was 65% and 75% as of September 30, 2012 and December 31, 2011, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).

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

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Total Comprehensive Income are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include premiums received and accrued and losses paid and payable on written credit derivative contracts for the appropriate accounting period. Losses paid and payable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts were $12,274,885 and $14,166,612 at September 30, 2012 and December 31, 2011, respectively.

Credit derivative liabilities at September 30, 2012 and December 31, 2011 had a combined fair value of $187,121 and $190,653, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives as of September 30, 2012 and December 31, 2011 is summarized below:

As of September 30, 2012

	CLOs	Other(1)
Notional outstanding	$7,067,409	$3,708,640
Weighted average reference obligation price	95.6	85.9
Weighted average life (WAL) in years	2.1	4.4
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.3%
CVA percentage	65%	65%
Fair value of derivative liabilities	$(38,182)	$(96,404)

As of December 31, 2011

	CLOs	Other(1)
Notional outstanding	$8,228,577	$4,099,766
Weighted average reference obligation price	92.5	84.3
Weighted average life (WAL) in years	2.7	4.7
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.5%
CVA percentage	75%	75%
Fair value of derivative liabilities	$(54,320)	$(86,526)

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $1,498,836, WAL of 8.1 years and liability fair value of ($52,535) as of September 30, 2012. Other inputs to the valuation of these transactions at September 30, 2012 include weighted average quotes of 10% of notional, weighted average rating of A and Ambac CVA percentage of 65%. As of December 31, 2011, these contracts had a combined notional outstanding of $1,838,269, WAL of 9.0 years and liability fair value of ($49,807). Other inputs to the valuation of these transactions at December 31, 2011 include weighted average quotes of 11% of notional, weighted average rating of A+ and Ambac CVA percentage of 75%.

Significant unobservable inputs for credit derivatives include WAL, internal credit rating, relative change ratio and CVA percentage. A longer (shorter) WAL, lower (higher) reference obligation credit rating, higher (lower) relative change ratio or lower (higher) CVA percentage, in isolation, would result in an increase (decrease) in the fair value liability measurement. A change in an internal credit rating of a reference obligation in our model will generally result in a directionally opposite change in the relative change ratio. Also, a shorter (longer) WAL will generally correspond with a lower (higher) CVA percentage.

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

This fair value estimate of financial guarantees is presented on a net basis and includes direct and assumed contracts written, which represent our liability, net of ceded reinsurance contracts, which represent our asset. The fair value estimate of direct and assumed contracts written is based on the sum of the present values of (i) unearned premium reserves; and (ii) loss and loss expense reserves, including unpaid claims presented. The fair value estimate of ceded reinsurance contracts is based on the sum of the present values of (i) deferred ceded premiums, net of ceding commissions; and (ii) reinsurance recoverables on paid and unpaid losses.

Key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Risk Group. With respect to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac Assurance’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written included an Ambac CVA to reflect Ambac’s credit risk. The Ambac CVA was 65% and 75% as of September 30, 2012 and December 31, 2011, respectively. Refer to “Credit Derivatives” above for additional information on the determination of the CVA. Refer to Note 6 for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers. Beginning with the June 30, 2012 reporting period, we refined our fair value estimate to also consider an estimated profit margin on the expected loss and loss payments. This profit margin represents what another financial guarantee insurer would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees and current inactive state of the industry there is a lack of observable market information to make this estimate. A profit margin of 20% was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes.

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

Upon Ambac’s emergence from Chapter 11 bankruptcy, Ambac will need to adopt fresh-start reporting in accordance with ASC 852, which requires us to adjust the assets and liabilities on our balance sheet to fair value. In preparation for our eventual emergence, we are continuing to refine the fair value estimate for financial guarantees. These refinements could result in a significant difference between the financial guarantee fair value estimate disclosed in this Note at September 30, 2012 and the aggregate fair value of the insurance assets and liabilities to be reported on our balance sheet at Ambac’s emergence date.

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

European ABS transactions: The fair value of such obligations classified as Level 3 was $2,993,341 and $1,934,642 at September 30, 2012 and December 31, 2011, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at September 30, 2012 and December 31, 2011 include the following weighted averages:

September 30, 2012

a.	Coupon rate: 1.82%

b.	Maturity: 12.59 years

c.	Yield: 4.39%

December 31, 2011

a.	Coupon rate: 1.56%

b.	Maturity: 11.99 years

c.	Yield: 3.90%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at September 30, 2012 and December 31, 2011 were developed using vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Excluding changes in estimated financial guarantee cash flows, changes in the fair value of VIE assets will be accompanied by corresponding and offsetting changes in the fair value of VIE liabilities plus VIE derivatives. Higher (lower) estimated future premiums or lower (higher) estimated loss payments on financial guarantee policies in isolation will result in increases (decreases) in the fair value measurement of VIE assets. Changes in financial guarantee estimated premiums and loss payments are generally independent. A higher CVA will reduce the fair value of expected claim payments and therefore increase VIE asset measures. The amount of CVA is generally independent of other significant inputs to the calculation of VIE assets. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 7.0% and 8.4% at September 30, 2012 and December 31, 2011, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2012 and 2011. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Three months ended September 30, 2012	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$63,770	$15,792	$(507,604)	$2,162,062	$14,238,273	—	$(2,346,060)	$13,626,233
Additions of VIEs consolidated	—	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(22)	(771)	26,285	(64,826)	439,649	—	(33,245)	367,070
Included in other comprehensive income	471	—	—	62,877	392,548	—	(69,066)	386,830
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(3,497)	—	7,278	—	(85,811)	—	31,302	(50,728)
Transfers in Level 3	—	—	—	—	—	—	(576,272)	(576,272)
Transfers out of Level 3	—	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—	—	—	—

Balance, end of period	$60,722	$15,021	$(474,041)	$2,160,113	$14,984,659	$—	$(2,993,341)	$13,753,133

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(771)	$22,792	$(64,826)	$439,649	$—	$(33,245)	$363,599

				VIE Assets and Liabilities
Nine months ended September 30, 2012	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$97,522	$16,779	$(486,775)	$2,199,338	$14,126,994	—	$(1,934,642)	$14,019,216
Additions of VIEs consolidated	—	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:						—
Included in earnings	17	(1,758)	67,322	(127,539)	738,121	—	(148,573)	527,590
Included in other comprehensive income	6,697	—	—	88,314	541,215	—	(77,761)	558,465
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(96,118)	—	(54,588)	—	(421,671)	—	64,195	(508,182)
Transfers in Level 3	58,905	—	—	—	—	—	(1,553,619)	(1,494,714)
Transfers out of Level 3	(6,301)	—	—	—	—	—	657,059	650,758
Deconsolidation of VIEs	—	—	—	—	—	—	—	—

Balance, end of period	$60,722	$15,021	$(474,041)	$2,160,113	$14,984,659	$—	$(2,993,341)	$13,753,133

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,758)	$(51,611)	$(127,539)	$738,602	$—	$(148,573)	$409,121

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Three months ended September 30, 2011	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$183,433	$18,451	$(262,287)	$2,023,513	$14,442,912	$—	$(2,310,972)	$14,095,050
Additions of VIEs consolidated	—	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(47)	(1,119)	(297,927)	145,804	126,130	—	166,532	139,373
Included in other comprehensive income	(8,451)	—	—	(62,870)	(389,166)	—	52,650	(407,837)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(2,099)	—	70,241	—	(132,909)	—	12,765	(52,002)
Transfers in Level 3	—	—	—	—	—	—	(192,773)	(192,773)
Transfers out of Level 3	(75,483)	—	—	—	—	—	116,237	40,754
Deconsolidation of VIEs	—	—	—	—	—	—	—	—

Balance, end of period	$97,353	$17,332	$(489,973)	$2,106,447	$14,046,967	$—	$(2,155,561)	$13,662,565

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,119)	$(275,099)	$145,830	$126,156	$—	$166,532	$162,300

				VIE Assets and Liabilities
Nine months ended September 30, 2011	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$199,172	$17,909	$(195,934)	$1,904,361	$15,800,918	$4,511	$(1,856,366)	$15,874,571
Additions of VIEs consolidated	—	—	—	—	—	—	(350,624)	(350,624)
Total gains/(losses) realized and unrealized:
Included in earnings	(3,419)	(577)	(328,205)	210,393	481,446	(4,511)	63,605	418,732
Included in other comprehensive income	(541)	—	—	(8,307)	51,354	—	(41)	42,465
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(16,600)	—	—	—	—	—	—	(16,600)
Settlements	(5,776)	—	34,166	—	(391,784)	—	40,113	(323,281)
Transfers in Level 3	—	—	—	—	—	—	(448,913)	(448,913)
Transfers out of Level 3	(75,483)	—	—	—	—	—	396,665	321,182
Deconsolidation of VIEs	—	—	—	—	(1,894,967)	—	—	(1,894,967)

Balance, end of period	$97,353	$17,332	$(489,973)	$2,106,447	$14,046,967	$—	$(2,155,561)	$13,622,565

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(577)	$(323,400)	$210,393	$480,391	$(4,511)	$63,605	$425,901

Level 3 – Investments by class

Three months ended September 30, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$9,558	$50,746	$3,466	$—	$63,770
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(2)	—	(20)	—	(22)
Included in other comprehensive income	200	122	149	—	471
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,924)	(573)	—	—	(3,497)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$6,832	$50,295	$3,595	$—	$60,722

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Nine months ended September 30, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$12,482	$75,886	$7,930	$1,224	$97,522
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(5)	—	24	(2)	17
Included in other comprehensive income	492	6,498	(284)	(9)	6,697
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(6,137)	(85,157)	(4,075)	(749)	(96,118)
Transfers in Level 3	—	53,068	5,837	—	58,905
Transfers out of Level 3	—	—	(5,837)	(464)	(6,301)

Balance, end of period	$6,832	$50,295	$3,595	$—	$60,722

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level 3 – Investments by class

Three months ended September 30, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$14,713	$159,768	$7,968	$984	$183,433
Total gains/(losses) realized and unrealized:	—	—	—	—	—
Included in earnings
Included in other comprehensive income	(2)	—	(45)	(10)	(47)
Purchases	52	(8,719)	226	—	(8,451)
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Transfers in Level 3	(2,099)	—	—	—	(2,099)
Transfers out of Level 3	—	(75,483)	—	—	—
Deconsolidation of VIEs	—	—	—	—	(75,483)

Balance, end of period	$12,664	$75,566	$8,149	$974	$97,353

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Nine months ended September 30, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$30,433	$159,473	$8,069	$1,197	$199,172
Total gains/(losses) realized and unrealized:	—	—	—	—	—
Included in earnings
Included in other comprehensive income	(3,284)	—	(132)	(3)	(3,419)
Purchases	6,185	(6,931)	212	(7)	(541)
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(16,600)	—	—	—	(16,600)
Transfers in Level 3	(4,070)	(1,493)	—	(213)	(5,776)
Transfers out of Level 3	—	—	—	—	—
Deconsolidation of VIEs	—	(75,483)	—	—	(75,483)

Balance, end of period	$12,664	$75,566	$8,149	$974	$97,353

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level 3 – Derivatives by class

Three months ended September 30, 2012	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(295,987)	$(211,617)	$—	$(507,604)
Additions of VIEs for consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(1,156)	27,441	—	26,285
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	10,223	(2,945)	—	7,278
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(286,920)	$(187,121)	$—	$(474,041)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(1,156)	$23,948	$—	$22,792

Nine months ended September 30, 2012	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(302,177)	$(190,653)	$6,055	$(486,775)
Additions of VIEs consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(46,191)	12,803	100,710	67,322
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	61,448	(9,271)	(106,765)	(54,588)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(286,920)	$(187,121)	$—	$(474,041)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(47,419)	$(4,192)	$—	$(51,611)

Three months ended September 30, 2011	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(67,210)	$(215,847)	$20,770	$(262,287)
Additions of VIEs consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(295,523)	4,506	(6,910)	(297,927)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	74,070	(3,829)	—	70,241
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(288,663)	$(215,170)	$13,860	$(489,973)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(257,764)	$(10,425)	$(6,910)	$(275,099)

Nine months ended September 30, 2011	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$25,750	$(221,684)	$—	$(195,934)
Additions of VIEs consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(361,955)	19,890	13,860	(328,205)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	47,542	(13,376)	—	34,166
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(288,663)	$(215,170)	$13,860	$(489,973)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(327,371)	$(9,889)	$13,860	$(323,400)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of September 30, 2012 and December 31, 2011. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers between Level 1 and Level 2 for the periods presented. All transfers between fair value hierarchy Levels 1, 2, and 3 are recognized at the beginning of each accounting period.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the three and nine months ended September 30, 2012 and 2011 are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income on variable interest entities	Other income
Three months ended September 30, 2012
Total gains or losses included in earnings for the period	$(22)	$2,944	$24,496	$(1,156)	$341,578	$(771)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	23,948	(1,156)	341,578	(771)
Nine months ended September 30, 2012
Total gains or losses included in earnings for the period	$17	$9,271	$3,532	$(46,191)	$462,009	$98,952
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(4,192)	(47,419)	462,490	(1,758)

Three months ended September 30, 2011
Total gains or losses included in earnings for the period	$(47)	$3,829	$676	$(295,523)	$438,466	$(8,029)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(10,425)	(257,764)	438,518	(8,029)
Nine months ended September 30, 2011
Total gains or losses included in earnings for the period	$(3,419)	$13,376	$6,513	$(361,955)	$750,933	$13,283
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(9,889)	(327,371)	749,878	13,283

8. Investments

The amortized cost and estimated fair value of investments, excluding VIE investments, at September 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
September 30, 2012
Fixed income securities:
Municipal obligations	$1,680,404	$181,472	$102	$1,861,774	$—
Corporate obligations	1,039,248	92,706	9,870	1,122,084	—
Foreign obligations	66,947	3,448	—	70,395	—
U.S. government obligations	110,945	1,071	430	111,586	—
U.S. agency obligations	79,999	4,024	—	84,023	—
Residential mortgage-backed securities	1,144,258	301,074	36,306	1,409,026	9,463
Collateralized debt obligations	36,814	873	878	36,809	—
Other asset-backed securities	729,069	63,672	47,748	744,993	—

	4,887,684	648,340	95,334	5,440,690	9,463
Short-term	713,137	330	—	713,467	—
Other	100	—	—	100	—

	5,600,921	648,670	95,334	6,154,257	9,463

Fixed income securities pledged as collateral:
U.S. government obligations	285,284	581	5	285,860	—
Residential mortgage-backed securities	—	—	—	—	—

Total collateralized investments	285,284	581	5	285,860	—

Total investments	$5,886,205	$649,251	$95,339	$6,440,117	$9,463

December 31, 2011
Fixed income securities:
Municipal obligations	$1,858,493	$144,989	$483	$2,002,999	$—
Corporate obligations	1,087,629	63,074	23,203	1,127,500	—
Foreign obligations	89,951	4,844	—	94,795	—
U.S. government obligations	107,717	3,847	2	111,562	—
U.S. agency obligations	80,960	5,911	—	86,871	—
Residential mortgage-backed securities	1,119,517	350,816	57,816	1,412,517	20,907
Collateralized debt obligations	48,686	142	2,591	46,237	—
Other asset-backed securities	953,944	53,965	60,101	947,808	—

	5,346,897	627,588	144,196	5,830,289	20,907
Short-term	783,015	57	1	783,071	—
Other	100	—	—	100	—

	6,130,012	627,645	144,197	6,613,460	20,907

Fixed income securities pledged as collateral:
U.S. government obligations	259,401	1,525	124	260,802	—
Residential mortgage-backed securities	2,557	171	—	2,728	—

Total collateralized investments	261,958	1,696	124	263,530	—

Total investments	$6,391,970	$629,341	$144,321	$6,876,990	$20,907

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of September 30, 2012 and December 31, 2011.

The amortized cost and estimated fair value of investments, excluding VIE investments, at September 30, 2012, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$896,968	$899,698
Due after one year through five years	881,664	933,801
Due after five years through ten years	1,099,250	1,214,631
Due after ten years	1,098,182	1,201,159

	3,976,064	4,249,289
Residential mortgage-backed securities	1,144,258	1,409,026
Collateralized debt obligations	36,814	36,809
Other asset-backed securities	729,069	744,993

	$5,886,205	$6,440,117

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2012:
Fixed income securities:
Municipal obligations	$27,609	$65	$4,294	$37	$31,903	$102
Corporate obligations	64,316	1,329	135,993	8,541	200,309	9,870
U.S. government obligations	26,099	430	64,970	5	91,069	435
Residential mortgage-backed securities	143,641	12,428	112,854	23,878	256,495	36,306
Collateralized debt obligations	260	317	13,780	561	14,040	878
Other asset-backed securities	10,016	3	191,042	47,745	201,058	47,748

	271,941	14,572	522,933	80,767	794,874	95,339
Short-term	2,523	—	—	—	2,523	—

Total temporarily impaired securities	$274,464	$14,572	$522,933	$80,767	$797,397	$95,339

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2011:
Fixed income securities:
Municipal obligations	$9,359	$309	$14,635	$174	$23,994	$483
Corporate obligations	155,528	6,220	178,861	16,983	334,389	23,203
U.S. government obligations	130,422	126	—	—	130,422	126
Residential mortgage-backed securities	125,826	14,495	105,705	43,321	231,531	57,816
Collateralized debt obligations	33,037	840	12,482	1,751	45,519	2,591
Other asset-backed securities	181,792	8,319	204,855	51,782	386,647	60,101

	635,964	30,309	516,538	114,011	1,152,502	144,320
Short-term	5,773	1	—	—	5,773	1

Total temporarily impaired securities	$641,737	$30,310	$516,538	$114,011	$1,158,275	$144,321

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of September 30, 2012 and December 31, 2011 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. As of September 30, 2012 and December 31, 2011, management has not asserted an intent to sell any securities in an unrealized loss position. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of September 30, 2012, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at September 30, 2012, $242,028 of the total fair value and $56,568 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2011, $268,633 of the total fair value and $77,947 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, which has been confirmed but is not effective and is subject to change, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. As described in Note 1, the Segregated Account commenced making interim cash payments in amounts equal to 25% of duly submitted and permitted Segregated Account policy claims in September 2012. As further described in Note 1, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Plan, with respect to the form and timing of satisfying the remaining balance of unpaid claims, could have a material effect on the recognition of other-than-temporary impairment for Ambac-wrapped securities.

Corporate Obligations

The gross unrealized losses on corporate obligations as of September 30, 2012 is primarily the result of an increase in credit spreads on life insurers. Of the $8,541 of unrealized losses on corporate obligations greater than 12 months, one security comprises $2,879 of the total. This security, which was purchased in multiple lots, is a closed-block life insurance issuance that is insured by

Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 39-57 months. Another security comprises $3,846 of the total. This security, which is an issuance by a large diversified financial services company that has a credit support agreement from its AA-rated parent, has been in an unrealized loss position for 63 months. The unrealized losses on these securities are the result of general credit spread widening since the date of purchase. Given the investment grade ratings, management believes that timely receipt of all principal and interest is probable.

Residential mortgage-backed securities

The gross unrealized loss on mortgage-backed securities as of September 30, 2012 is primarily related to Alt-A residential mortgage-backed securities. Of the $23,878 of unrealized losses on mortgage-backed securities for greater than 12 months, $23,075 or 96.6%, is attributable to 16 individual Alt-A securities. These individual securities have been in an unrealized loss position for 16-57 months. All of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the effects of declining U.S. housing prices, the recession and weak economic conditions in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than at the time the securities were purchased. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities, considering the likelihood of a wide dispersion of possible outcomes to develop cash flow scenarios. Management has contracted consultants to model each of the securities in our portfolio. This approach includes the utilization of market accepted software tools in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. These assumptions are used to project various future cash flow scenarios for each security. The expected future cash flows used to assess impairment are derived by probability-weighting the various cash flow scenarios. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

Other asset-backed securities

The gross unrealized losses on other asset-backed securities as of September 30, 2012 is the result of limited market demand for illiquid positions in the secondary market. Of the $47,745 of unrealized losses on other asset-backed securities greater than 12 months, one security comprises $30,747 of the total. This security, which is secured by lease payments on an IRS facility and is insured by Ambac Assurance, has been in an unrealized loss position for 57 months. The unrealized loss on this security is largely due to the illiquid nature of this structured transaction which does not trade in the secondary market. Management believes that the timely receipt of all principal and interest on this position as well as on other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the three and nine month periods ended September 30, 2012 and 2011:

	Three-months ended September 30,		Nine-months ended September 30,
	2012	2011	2012	2011
Gross realized gains on securities	$3,492	$4,085	$71,997	$8,340
Gross realized losses on securities	(72)	(495)	(963)	(4,844)
Foreign exchange gains (losses)	(258)	1,494	(413)	1,510

Net realized gains excluding other-than-temporary impairments	$3,162	$5,084	$70,621	$5,006

Net other-than-temporary impairments(1)	$(354)	$(10,887)	$(5,753)	$(30,178)

(1)	Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

On March 24, 2010, OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. The form and timing of future financial guarantee payments will be determined by the Rehabilitator. As further described in Note 1, on September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. No decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Such changes in estimated claim payments on Ambac-wrapped securities contributed to net other-than-temporary impairments for the three and nine months ended September 30, 2011 and 2012. Further changes to estimated claim payments could result in additional other-than-temporary impairment charges in the future. Additionally, the nine month period ended September 30, 2012 and the three and nine months ended September 30, 2011 included credit impairments on certain other non-agency RMBS securities. As of September 30, 2012, management has not asserted an intent to sell any securities in an unrealized loss position from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of September 30, 2012 and 2011:

	Credit Impairment
	2012	2011
Balance as of January 1	$201,317	$139,766
Additions for credit impairments recognized on:
Securities not previously impaired	820	27,123
Securities previously impaired	4,933	3,055
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(24,007)	—

Balance as of September 30	$183,063	$169,944

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

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreements, derivative and repurchase agreement counterparties at September 30, 2012 and December 31, 2011:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Repurchase Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
September 30, 2012:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$735,229	$432,592	$302,637
Cash and securities pledged from derivative counterparties	—	—	—

December 31, 2011:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$874,987	$564,036	$310,951
Cash and securities pledged from derivative counterparties	—	—	—

Securities carried at $7,065 and $7,132 at September 30, 2012 and December 31, 2011, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Securities with fair value of $194,172 and $172,880 at September 30, 2012 and December 31, 2011, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a resecuritization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 5, Special Purpose Entities, including Variable Interest Entities for a further description of this transaction.

9. Derivative Instruments

The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists.

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
September 30, 2012
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$187,121
Interest rate swaps	Derivative assets	97,464	Derivative liabilities	432,581
	Derivative liabilities	166,345	Derivative assets	—
Currency swaps	Derivative assets	—	Derivative liabilities	—
Futures contracts	Derivative assets	—	Derivative liabilities	1,975
Other contracts	Derivative assets	—	Derivative liabilities	255

Total derivatives held for trading		263,809		621,932

Call options on long-term debt	Derivative assets	—	Derivative liabilities	—

Total non-VIE derivatives		$263,809		$621,932

Variable Interest Entities
Currency swaps	VIE—Derivative liabilities	—	VIE—Derivative liabilities	79,491
Interest rate swaps	VIE—Derivative liabilities	—	VIE—Derivative liabilities	1,981,460

Total VIE derivatives		$—		$2,060,951

December 31, 2011:
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$190,653
Interest rate swaps	Derivative assets	411,652	Derivative liabilities	251,303
	Derivative liabilities	30,859	Derivative assets	242,500
Currency swaps	Derivative assets	—	Derivative liabilities	2,423
Futures contracts	Derivative assets	—	Derivative liabilities	627
Other contracts	Derivative assets	—	Derivative liabilities	361

Total derivatives held for trading		442,511		687,867

Call options on long-term debt	Derivative assets	6,055	Derivative liabilities	—

Total non-VIE derivatives		$448,566		$687,867

Variable Interest Entities
Currency swaps	VIE—Derivative liabilities	27,779	VIE—Derivative liabilities	90,857
Interest rate swaps	VIE—Derivative liabilities	—	VIE—Derivative liabilities	2,023,974

Total VIE derivatives		$27,779		$2,114,831

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $16,777 and $47,421 as of September 30, 2012 and December 31, 2011, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $0 and $0 as of September 30, 2012 and December 31, 2011.

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011, respectively:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income
		Three months ended September 30, 2012	Three months ended September 30, 2011
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$27,440	$4,505
Financial Services derivatives products:
Interest rate swaps	Derivative products	(33,036)	(206,455)
Currency swaps	Derivative products	570	372
Futures contracts	Derivative products	(3,485)	(9,364)
Other derivatives	Derivative products	(56)	(328)

Total Financial Services derivative products		(36,007)	(215,775)

Call options on long-term debt	Other (loss) income	—	(6,910)
Variable Interest Entities:
Credit derivatives	Income on variable interest entities	—	—
Currency swaps	Income on variable interest entities	5,581	30,517
Interest rate swaps	Income on variable interest entities	(2,723)	(475,288)

Total Variable Interest Entities		2,858	(444,771)

Total derivative contracts		$(5,709)	$(662,951)

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income
		Nine months ended September 30, 2012	Nine months ended September 30, 2011
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$12,803	$19,889
Financial Services derivatives products:
Interest rate swaps	Derivative products	(99,026)	(240,715)
Currency swaps	Derivative products	807	(184)
Futures contracts	Derivative products	(15,247)	(19,239)
Other derivatives	Derivative products	325	(228)

Total Financial Services derivative products		(113,141)	(260,366)

Call options on long-term debt	Other (loss) income	(100,710)	13,860
Variable Interest Entities:
Credit derivatives	Income on variable interest entities	—	(4,511)
Currency swaps	Income on variable interest entities	(16,413)	7,848
Interest rate swaps	Income on variable interest entities	42,514	(563,809)

Total Variable Interest Entities		26,101	(560,472)

Total derivative contracts		$(174,947)	$(787,089)

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

In a small number of transactions, Ambac is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are six transactions, which are not “pay-as-you-go”, with a combined notional of approximately $135,985 and a net liability fair value of $214 as of September 30, 2012. These transactions are primarily in the form of CLOs written between 2002 and 2005. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at September 30, 2012, include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the net par outstanding for CDS contracts, by Ambac rating, for each major category as of September 30, 2012 and December 31, 2011:

September 30, 2012 Ambac Rating	CLO	Other	Total
AAA	$217,833	$524,866	$742,699
AA	5,144,553	1,263,749	6,408,302
A	1,705,023	2,443,887	4,148,910
BBB(1)	—	683,528	683,528
Below investment grade(2)	—	291,446	291,446

	$7,067,409	$5,207,476	$12,274,885

December 31, 2011 Ambac Rating	CLO	Other	Total
AAA	$297,741	$913,857	$1,211,598
AA	6,193,522	1,248,584	7,442,106
A	1,737,314	2,967,445	4,704,759
BBB(1)	—	518,142	518,142
Below investment grade(2)	—	290,007	290,007

	$8,228,577	$5,938,035	$14,166,612

(1)	BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles.
(2)	Below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

The tables below summarize information by major category as of September 30, 2012 and December 31, 2011:

	CLO	Other	Total
September 30, 2012
Number of CDS transactions	35	22	57
Remaining expected weighted-average life of obligations (in years)	2.1	5.5	3.5
Gross principal notional outstanding	$7,067,409	$5,207,476	$12,274,885
Net derivative liabilities at fair value	$(38,182)	$(148,939)	$(187,121)

	CLO	Other	Total
December 31, 2011
Number of CDS transactions	44	24	68
Remaining expected weighted-average life of obligations (in years)	2.7	6.0	4.1
Gross principal notional outstanding	$8,228,577	$5,938,035	$14,166,612
Net derivative liabilities at fair value	$(54,320)	$(136,333)	$(190,653)

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

Changes in fair value of Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income. Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group. As of September 30, 2012, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $54,499 and total notional principal outstanding of $291,446. As of December 31, 2011 there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $46,056 and a total notional principal outstanding of $290,007.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. The derivative portfolio also included an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom that was terminated in the third quarter of 2012. As of September 30, 2012 and December 31, 2011 the notional amounts of AFS’s trading derivative products are as follows:

Type of derivative	Notional September 30, 2012	Notional December 31, 2011
Interest rate swaps—receive-fixed/pay-variable	$968,168	$1,370,995
Interest rate swaps—pay-fixed/receive-variable	1,745,806	3,798,305
Interest rate swaps—basis swaps	161,690	175,835
Currency swaps	—	13,559
Futures contracts	258,000	53,500
Other contracts	75,651	118,930

Derivatives of Consolidated Variable Interest Entities

Certain VIEs consolidated under ASC Topic 810 entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of September 30, 2012 and December 31, 2011 are as follows:

	Notional	Notional
Type of VIE derivative	September 30, 2012	December 31, 2011
Interest rate swaps—receive-fixed/pay-variable	$1,771,255	$1,702,113
Interest rate swaps—pay-fixed/receive-variable	4,676,450	4,535,626
Currency swaps	750,463	721,168
Credit derivatives	20,747	20,934

Call Options on Long-Term Debt

Ambac Assurance had certain contractual options to repurchase $500,000 of its surplus notes at a discount to their par value which were considered stand-alone derivatives. Surplus notes are classified under Long-term debt on the Consolidated Balance Sheets. These call options were exercised in June 2012. Gains (losses) from the change in fair value of the call options were recognized within Other (loss) income in the Consolidated Statements of Total Comprehensive Income in the amount of $0 and ($6,910) for the three months ended September 30, 2012 and 2011, respectively; and $100,710 and $13,860 for the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012 and December 31, 2011, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $222,152 and $266,626, respectively, related to which Ambac had posted assets as collateral with a fair value of $285,860 and $263,530, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on September 30, 2012, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

10. Long-term Debt

The carrying value of long-term debt was as follows:

	September 30, 2012	December 31, 2011
Ambac Assurance Corporation:
5.1% surplus notes, general account, due 2020	$136,469	$213,790
5.1% surplus notes, segregated account, due 2020	6,359	6,020
5.1% junior surplus notes, segregated account, due 2020	4,081	3,791

Ambac Assurance long-term debt	$146,909	$223,601

Variable Interest Entities:
Total long-term debt	$15,113,094	$14,288,540

Ambac Assurance entered into call option agreements to repurchase, at significant discounts to par, general account surplus notes with an aggregate par amount of $939,179. The subject surplus notes were issued in connection with the settlement of credit derivative liabilities in 2010 and were recorded at their fair value at the date of issuance. Since issuance, Ambac has accreted the discount into earnings using the effective interest method. Certain of these call options were free-standing derivatives for accounting purposes and were carried at fair value as assets on the Consolidated Balance Sheets. In June 2012, Ambac Assurance exercised certain of these options and repurchased surplus notes with total par value of $789,179 for an aggregate cash payment of $188,446 pursuant to such call option agreements. The acquisition of such surplus notes pursuant to such call option agreements had been approved by OCI and by the Rehabilitator, whose approval was conditioned upon the approval of such transactions by the Rehabilitation Court, which was granted on June 4, 2012. Ambac Assurance had sought approval from OCI and the Rehabilitator to repurchase an additional $150,000 of Ambac Assurance Surplus Notes pursuant to a third call option agreement entered into with respect to such surplus notes, but OCI and the Rehabilitator declined to approve the repurchase of such surplus notes. The carrying value of extinguished surplus notes and accrued interest less the fair value of the free-standing derivatives were below the call option exercise prices and, accordingly, for the nine months ended September 30, 2012, Ambac recognized a realized loss of $177,745. The remaining options to acquire surplus notes have expired.

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

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of September 30, 2012, the company had a valuation allowance of $3,349,056.

As of September 30, 2012 Ambac has an ordinary U. S. federal net operating tax carryforward of approximately $7,435,696 which if not utilized will begin expiring in 2028 and will fully expire in 2032. As disclosed above, to settle outstanding disputes with the IRS Ambac has proposed to relinquish its claim to all net operating loss carry-forwards resulting from losses on credit default swap contracts arising on or before December 31, 2010 to the extent such net operating loss carry-forwards exceed $3,400,000. The exact amount of the loss carry-forward relinquishment will be determined upon the execution of a closing agreement with the IRS.

12. Commitments and Contingencies

Ambac and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against Ambac and certain of its present or former directors and officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York (the “District Court”) that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants Ambac, the underwriters for the three offerings, Ambac’s independent Certified Public Accountants and certain present and former directors and officers of Ambac. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, Ambac and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of Ambac’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On December 9, 2010, Ambac and the present or former officers or directors who are defendants in these actions entered into a memorandum of understanding with Plaintiffs with respect to settlement and, as discussed in more detail below, on May 4, 2011, Ambac and the present or former officers or directors who are defendants in these actions entered in a stipulation of settlement to settle the claims asserted in these actions. As also discussed in more detail below, on September 13, 2011, the Bankruptcy Court entered an order approving the stipulation of settlement and Ambac’s entry into the stipulation of settlement and performance of all of its obligations thereunder (which the District Court affirmed on December 29, 2011 and the United States Court of Appeals for the Second Circuit (the “Second Circuit”) in turn affirmed on July 12, 2012), and on September 28, 2011, the District Court entered a judgment approving the settlement (which the Second Circuit affirmed on July 12, 2012). The time to seek a writ of certiorari to the Supreme Court to obtain review of the July 12, 2012 order has expired. All conditions to the effectiveness of the settlement have been met and the settlement is now final and effective.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, one former officer and director and one former officer, Case No. 08 CV 11241 (such action, together with the consolidated actions referred to above, the “Securities Class Actions”). An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, Ambac and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. On December 9, 2010, Ambac and the former officer and director and the former officer who are defendants in this action entered into a memorandum of understanding with Plaintiffs with respect to settlement and, as discussed in more detail below, on May 4, 2011, Ambac and the former officer and director and the former officer who are defendants in this action entered into a stipulation of settlement to settle the claims asserted in this action. As also discussed in more detail below, on September 13, 2011, the Bankruptcy Court entered an order approving the stipulation of settlement and Ambac’s entry into the stipulation of settlement and performance of all of its obligations thereunder (which the District Court affirmed on December 29, 2011 and the Second Circuit in turn affirmed on July 12, 2012), and on September 28, 2011, the District Court entered a judgment approving the settlement (which the Second Circuit affirmed on July 12, 2012). As stated above, the time to seek a writ of certiorari to the Supreme Court to obtain review of the July 12, 2012 order has expired. All conditions to the effectiveness of the settlement have been met and the settlement is now final and effective.

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

Pursuant to the terms of a memorandum of understanding entered into on December 9, 2010, on May 4, 2011, Ambac and all of its present or former officers or directors who are defendants in the Securities Class Actions or the Derivative Actions, entered into a stipulation of settlement (the “Stipulation”) with the lead plaintiffs in In re Ambac Financial Group, Inc. Securities Litigation and the named plaintiffs in Tolin v. Ambac Financial Group, Inc. for settlement of both of the Securities Class Actions. The Stipulation provides that the claims of the putative plaintiff classes, among other claims, will be settled for a cash payment of $27,100. Certain of the insurance carriers who provided directors’ and officers’ liability coverage to Ambac’s present and former officers and directors for the period July 2007-July 2009 have agreed to pay $24,600 of the settlement, pursuant to a separate agreement entered into between Ambac, the present or former officers or directors who are defendants in the Securities Class Actions or the Derivative Actions, and those insurance carriers. Ambac has agreed to pay $2,500 of the settlement and previously deposited that amount into an escrow account (classified as Restricted Cash on the Consolidated Balance Sheet since these amounts are held in escrow). Lead and named plaintiffs in the Securities Class Actions, on behalf of themselves and all other members of the settlement class, have agreed to releases of claims against, among others, Ambac and the present or former officers or directors who are parties to the Stipulation. The settlement provided for in the Stipulation is subject to various conditions, including, among others, approval by the United States District Court for the Southern District of New York and approval by the Bankruptcy Court of Ambac’s entry into the settlement and of certain releases and bar orders that would release and bar claims (among others) by or on behalf of Ambac, including by any shareholder or creditor of Ambac purportedly acting derivatively on behalf of Ambac, against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted in any of the Securities Actions or any of the Derivative Actions. The Stipulation further provides that nothing in the Stipulation shall be deemed an admission by any defendant of any fault, liability, or wrongdoing. The above description of terms of the Stipulation is qualified in its entirety by reference to the text of the Stipulation, which was filed in In re Ambac Financial Group, Inc. Securities Litigation on May 6, 2011. On May 19, 2011, the Bankruptcy Court entered an order lifting the automatic stay pursuant to section 362 of the Bankruptcy Code to permit inter alia the settling parties to seek preliminary approval of the settlement in the District Court. On June 14, 2011, the District Court entered an order preliminarily approving the settlement. On July 19, 2011, the Bankruptcy Court granted the Debtor’s motion pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019 approving the Stipulation and related agreements and the Debtor’s entry into the Stipulation and related agreements and performance of all of its obligations thereunder. The Bankruptcy Court’s order also approved certain releases and bars that will, upon the effective date of the settlement, release and bar claims (among others) by or on behalf of Ambac, including by any shareholder or creditor of Ambac purportedly acting derivatively on behalf of Ambac, against present or former officers or directors of Ambac that were, could have been, might have been or might be in the future asserted in any of the Securities Actions or any of the Derivative Actions. On July 25, 2011, the Debtor sought by Notice of Presentment to enter an amended order pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019. Certain objections were filed on behalf of putative shareholders who were plaintiffs in the derivative actions in the Delaware Court of Chancery or the Southern District of New York, including the Police and Fire Retirement System of the City of Detroit (“PFRS”) (one of the plaintiffs in the Delaware Court of Chancery). Hearings on the proposed amended order were held before the Bankruptcy Court on August 10, 2011 and September 8 and 9, 2011. On September 13, 2011, the Bankruptcy Court entered the amended order pursuant to section 105(a) of the Bankruptcy Code and Bankruptcy Rule 9019, approving the Stipulation and related agreements and the Debtor’s entry into the Stipulation and related agreements and performance of all of its obligations thereunder. On September 23, 2011, the Bankruptcy Court issued an opinion explaining its reasons for entering the amended order and its reasons for overruling the objections filed on behalf of putative shareholders who are or were plaintiffs in the derivative actions in the Delaware Court of Chancery or the Southern District of New York. On September 28, 2011, the District Court held a settlement hearing to consider the proposed settlement. Counsel for PFRS, the same putative shareholder who had objected in the Bankruptcy Court, also appeared in the District Court and objected to the proposed settlement. The District Court overruled the objection, and on September 28, 2011 entered a judgment approving the class action settlement with Ambac and the individual defendants.

PFRS, the putative shareholder who objected to the proposed settlement in both the Bankruptcy Court and the District Court, then pursued appeals from both the Bankruptcy Court’s amended order and the District Court’s judgment. On September 26, 2011, counsel for PFRS filed a notice of appeal to the District Court from the Bankruptcy Court’s amended order. On October 28, 2011, counsel for PFRS filed a notice of appeal from the District Court’s September 28, 2011 judgment approving the settlement. PFRS’s appeal from the Bankruptcy Court’s amended order was considered first by the District Court, which affirmed the Bankruptcy Court’s amended order on December 29, 2011. On January 4, 2012, PFRS filed a further notice of appeal from the District Court’s order affirming the Bankruptcy Court’s amended order. Thus, as of January 4, 2012, both of PFRS’s appeals were pending before the United States Court of Appeals for the Second Circuit and were docketed as Case Nos. 11-4643 and 12-59. On January 19, 2012, Ambac and the individual defendants-appellees moved to consolidate the two appeals and to expedite the resolution of the consolidated appeal. On January 26, 2012, the Court granted certain relief sought in the motion to consolidate and expedite, and consolidated both appeals under Lead Case No. 11-4643. On March 23, 2012, the Court issued an expedited briefing schedule for the consolidated appeal. The Court heard oral argument on June 27, 2012, and on July 12, 2012 affirmed both the District Court’s judgment approving the settlement as well as the District Court’s order affirming the Bankruptcy Court’s amended order. The time to seek a writ of certiorari to the Supreme Court to obtain review of the July 12, 2012 order has expired. All conditions to the effectiveness of the settlement have been met and the settlement is now final and effective.

Karthikeyan V. Veera v. Ambac Financial Group, Inc., et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010, and amended on September 7, 2010). Plaintiff, a former employee and participant in Ambac’s Savings Incentive Plan (the “Plan”), asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Plan Administrative Committee, the Plan Investment Committee, the Compensation Committee of the Board of Directors of Ambac, and a number of current and former officers and directors of Ambac. This action is purportedly brought on behalf of all persons, excluding defendants and their immediate families, who were participants in the Plan from October 1, 2006 through July 2, 2008 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding Ambac’s financial condition. This ERISA action seeks, among other things, compensatory damages, a constructive trust for amounts by which the fiduciaries allegedly benefited as a result of their breaches, and attorneys’ fees. On October 20, 2010, all of the defendants named in the amended complaint moved to dismiss all of the claims in the amended complaint. In an Opinion and Order issued January 6, 2011, the Court denied the motion to dismiss. On April 10, 2012, defendants filed a motion for partial summary judgment seeking dismissal of all claims based on the defendants’ alleged failure to act on material non-public information. While defendants’ motion for partial summary judgment was pending, on June 8, 2012, Plaintiff informed the court that the parties had agreed to a proposed settlement of the action. On June 11, 2012, the court endorsed the letter, granting the parties’ requests to cancel pre-trial deadlines and remove pending motions from the docket. The court also ordered that the case be removed from its docket within thirty days with a stipulation of discontinuance. Consistent with this order, the parties filed the settlement agreement and an unopposed motion for preliminary approval of the settlement with the court on July 11, 2012 and at the Court’s request, on August 2, 2012, submitted a revised preliminary approval order and notice to the court. The Court granted the motion for preliminary approval of the settlement. Notice of the settlement has been sent to class members. On September 14, 2012, Plaintiff filed motions to approve the settlement, settlement class certification and plan of allocation and for an award of attorney fees, expense reimbursement, and case contribution. The return date for the motions is November 14, 2012, at which time a fairness hearing will be held to determine if the settlement should receive final approval by the court. On October 27, 2012, Veera notified the court that an independent fiduciary had issued a report approving the settlement and that none of the class members have objected to the settlement.

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011) (“Olympic Club Complaint”). The Contra Costa Complaint is brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements and failed to disclose the extent of the insurers’ respective exposures to mortgage-backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. (The October 20, 2011 denial applies to the Contra Costa Complaint and the Olympic Club Complaint, both of which were given a technical filing date of October 21, 2011). On December 2, 2011, Ambac Assurance and the other Bond Insurer

Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion was held on March 23, 2012. On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. The case will now proceed to a determination whether the conspiracy branch of the complaint can proceed given the requirement of the Anti-SLAPP statute that plaintiff show a probability of success on the merits. The Court has tentatively scheduled a determinative hearing on the Anti-SLAPP statute for March of 2013.

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). Ambac Assurance commenced this action to recover $4,524 from the defendant on account of Ambac Assurance’s payment under a swap termination surety bond. The defendant has counterclaimed (as amended on June 12, 2010), alleging breach of contract, breach of the covenant of good faith and fair dealing, violations of California insurance statutes, fraud and promissory estoppel. Defendant claims that, in connection with defendant’s purchase of a bond insurance policy with respect to its variable rate bond issue in September 2005, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting risky structured obligations that ultimately led to the loss of the “AAA” ratings. On November 14, 2011, the court dismissed the defendant’s amended counterclaim in its entirety upon the motion of Ambac Assurance, and discovery commenced in December 2011. Both parties moved for summary judgment at the conclusion of discovery, and argument on the motions is scheduled for December 17, 2012.

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

On June 4, 2012, the Rehabilitation Court issued an order authorizing the Rehabilitator and the Segregated Account to make interim cash payments on permitted policy claims. Also, on June 4, 2012, the Rehabilitation Court issued an order approving Ambac Assurance’s purchase of approximately $789 million of principal amount of surplus notes at a price of approximately $188 million pursuant to the exercise of call options that were issued as part of the 2010 Bank Group Settlement (“Surplus Notes Order”). Fannie Mae objected to the Motion to Approve the Purchase of the Surplus Notes and filed both a Petition for Leave to Appeal the Surplus Notes Order and a Notice of Appeal. The appeal is pending.

On August 17, 2012, the Rehabilitator filed two motions with the Rehabilitation Court relating to policies allocated to the Segregated Account and issued in connection with residential mortgage-backed securities (“RMBS”). The first motion (the “Injunction Scope Motion”) sought to confirm the scope of the relief issued by the Rehabilitation Court under its March 24, 2010 Order for Temporary Injunctive Relief, as supplemented by its November 8, 2010 Order for Temporary Supplemental Injunctive Relief and made permanent by its January 24, 2011 Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation (the “Injunction”). On September 12, 2012, the Rehabilitation Court approved by order the Injunction Scope Motion, confirming that one of the effects of the Injunction is, among other things, to prevent Ambac Assurance and the Segregated Account from losing any rights to obtain relief for counterparties’ breaches of the transaction documents relating to RMBS and to prohibit counterparties to such transaction documents from taking any actions to prevent or attempt to prevent Ambac Assurance and/or the Segregated Account from exercising or enforcing any rights (including the right to demand repurchases of certain non-compliant loans), interests and/or claims pursuant to these transaction documents due to the existence of the rehabilitation proceedings and/or the occurrence of any acts taken or not taken or authorized to be taken pursuant thereto. The second motion (the “RMBS Settlement Motion”) sought the Rehabilitation Court’s approval of the process that the Rehabilitator intends to use in connection with possible settlements of existing and potential claims and lawsuits of the Segregated Account and/or Ambac Assurance in connection with Segregated Account policies relating to RMBS (“RMBS Remediation Claims”). On October 5, 2012, the Rehabilitation Court approved by order the RMBS Settlement Motion, confirming, among other things, that the Rehabilitator and the Segregated Account are authorized to enter into and effectuate settlements of RMBS Remediation Claims without requiring Rehabilitation Court prior approval, in accordance with the Rehabilitator’s broad powers and discretion under Wisconsin insurance statute.

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

The IRS has also sought to assert legal rights against Ambac Assurance, as joint and several obligor in respect of any assessment for federal income taxes against the consolidated tax group. On December 8, 2010, the IRS removed the Segregated Account Rehabilitation Proceedings to the United States District Court for the Western District of Wisconsin (the “District Court”). On December 17, 2010, the IRS filed a motion in the District Court to dissolve a supplemental injunction (the “Supplemental Injunction”) that had been entered by the Rehabilitation Court on November 8, 2010 to prevent certain actions by the IRS that could have an adverse effect on the financial condition of the Segregated Account. The Commissioner moved to remand the proceeding back to the Rehabilitation Court, and on January 14, 2011, that motion was granted by the District Court, which found that it lacked subject matter jurisdiction. The IRS has appealed this decision to the United States Court of Appeals for the Seventh Circuit. On February 9, 2011, the IRS filed a complaint and a motion for a preliminary injunction in the District Court seeking, among other things, to enjoin enforcement against the IRS of the Supplemental Injunction and the Confirmation Order. The District Court dismissed the suit for lack of subject matter jurisdiction on February 18, 2011, and the IRS filed a notice of appeal on February 22, 2011. On August 22, 2011 the Seventh Circuit granted a motion by the IRS to consolidate the two appeals. Briefing on the consolidated appeals concluded on January 24, 2012, but oral argument has not been scheduled. The parties have jointly asked the Seventh Circuit not to schedule oral argument in light of the written settlement offer submitted to the IRS and the Department of Justice, Tax Division, which is described below.

On February 24, 2012, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI, and the Rehabilitator submitted to the IRS and the Department of Justice, Tax Division a proposal (the “Offer Letter”) to settle the IRS dispute and related proceedings which includes the following terms that Ambac believes will be acceptable to the United States: (i) a payment by Ambac Assurance of $100,000; (ii) a payment by Ambac of $1,900; (iii) the Ambac Consolidated Group will relinquish its claim to all loss carry-forwards resulting from losses on credit default swap contracts and arising on or before December 31, 2010 to the extent such loss carry-forwards exceed $3,400,000; and (iv) the IRS will be paid 12.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier C and the IRS will be paid 17.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier D (the “IRS Settlement”). Finality of the settlement will require the satisfaction of certain conditions and the approval of the United States, the Bankruptcy Court and the Rehabilitation Court. On June 14, 2012, the Rehabilitation Court entered an order authorizing the Rehabilitator and the Segregated Account to proceed with the IRS Settlement, but the settlement has not yet been approved by the United States or the Bankruptcy Court. As a result of the progress made toward a settlement framework, remaining discovery in the case was put on hold pending the parties’ further reports to the Bankruptcy Court. There can be no assurance that the IRS Settlement will be finalized on the terms described above, if at all, or as to the timing of any such settlement. Ambac understands that as of October 24, 2012 the IRS Settlement was sent to the Joint Committee on Taxation for review. Pursuant to the terms of the Offer Letter, on April 24, 2012 Ambac submitted to the IRS a private letter ruling (“PLR”) request seeking, in part, a favorable ruling with respect to the application of sections 382 and 269 of the Internal Revenue Code to Ambac’s bankruptcy plan of reorganization (the “Reorganization Plan”). The IRS Settlement is conditioned on the IRS issuing a favorable ruling on the PLR request. On October 25, 2012, the IRS issued such a ruling to Ambac. The IRS ruling concludes that, although Ambac will experience an “ownership change” for purposes of section 382 of the Internal Revenue Code under the Reorganization Plan, the ownership change will not subject the Ambac group’s net operating losses (“NOLs”) to the limitation of section 382(a) of the Internal Revenue Code and such NOLs will be computed in accordance with sections 382(l)(5)(B) and (C) of the Internal Revenue Code. The IRS ruling also concludes that, so long as Ambac Assurance remains a member of the Ambac consolidated tax group and continues its activities in the financial guarantee and financial products services business, the Ambac group will be considered to conduct a significant active trade or business for purposes of the applicable provisions of section 269 of the Internal Revenue Code.

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

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012 and amended on August 14, 2012). Ambac Assurance alleges claims for fraudulent inducement and breaches of contract against EMC and J.P. Morgan Securities Inc., as well as claims against JP Morgan Chase Bank, N.A. as EMC’s successor in interest, arising from the defendants’ misrepresentations and breaches of contractual warranties regarding certain transactions that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendants (described above). Defendants filed a motion to dismiss the amended complaint on September 28, 2012, which Ambac opposed on October 26, 2012. The motion will be fully briefed on November 30, 2012.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, filed April 16, 2012). Ambac Assurance alleges breach of contract, fraudulent inducement, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. Defendants filed a motion to dismiss on July 13, 2012, which Ambac opposed on September 21, 2012. The motion was fully briefed on October 26, 2012.

•

Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York, filed on January 12, 2010). Ambac Assurance alleged breach of contract, fraudulent inducement, breach of implied duty of good faith and fair dealing, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. On July 8, 2010, the defendants moved to dismiss the complaint. Ambac Assurance opposed the motion. In decisions dated April 7, 2011 and October 7, 2011, the Court granted the defendants’ motion in part striking only Ambac Assurance’s claim for consequential damages and jury demand. The Court otherwise denied the defendants’ motion. Ambac Assurance has appealed the court’s decision striking the jury demand for Ambac Assurance’s fraudulent inducement claim. Discovery is ongoing. No trial date has been set.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). Ambac Assurance filed an Amended Complaint on September 8, 2011. Ambac Assurance has alleged breach of contract, fraudulent inducement, indemnification and reimbursement, and breach of representations and warranties, requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages, and asserted a successor liability claim against Bank of America. The defendants answered the Amended Complaint on or about November 3, 2011. Discovery is ongoing. No trial date has been set.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Capital One, N.A., as successor by merger to Chevy Chase Bank, F.S.B. (United States District Court for the Southern District of New York, filed on October 24, 2012). Ambac Assurance alleges claims for breach of contract, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. Defendants have not yet answered.

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

Ambac Assurance guarantees the swap and investment agreement obligations of its Financial Services affiliates. Premiums paid under these agreements are determined as if they were paid by third parties, that is, at current market prices. Additionally, Ambac Assurance provides loans to the Financial Services businesses. Inter-segment revenues include the premiums and investment income earned under those loan agreements.

Information provided below for “Corporate and Other” primarily relates to corporate activities, including interest income on the investment portfolio. Corporate and Other intersegment revenue relates to receipts under the Mediation Agreement between Ambac Financial Group and Ambac Assurance. The following table is a summary of financial information by reportable segment as of and for the three and nine months ended September 30, 2012 and 2011:

Three months ended September 30,	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2012:
Revenues:
Unaffiliated customers	$230,014	$(33,021)	$169	$—	$197,162
Intersegment	1,244	(1,197)	—	(47)	—

Total revenues	$231,258	$(34,218)	$169	$(47)	$197,162

Pre-tax loss from continuing operations:
Unaffiliated customers	$196,302	$(35,434)	$(2,828)	$—	$158,040
Intersegment	2,530	(1,897)	(633)	—	—

Pre-tax loss from continuing operations	$198,832	$(37,331)	$(3,461)	$—	$158,040

Total assets	$26,206,822	$703,945	$37,125	$—	$26,947,892

2011:
Revenues:
Unaffiliated customers	$232,845	$(207,190)	$62	$—	$25,717
Intersegment	1,088	(1,022)	2,883	(2,949)	—

Total revenues	$233,933	$(208,212)	$2,945	$(2,949)	$25,717

Pre-tax loss from continuing operations:
Unaffiliated customers	$221,612	$(211,852)	$(10,258)	$—	$(498)
Intersegment	(3,660)	(465)	3,955	170	—

Pre-tax loss from continuing operations	$217,952	$(212,317)	$(6,303)	$170	$(498)

Total assets	$26,349,572	$1,220,087	$56,923	$—	$27,626,582

Nine months ended September 30,	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2012:
Revenues:
Unaffiliated customers	$587,506	$(72,451)	$282	$—	$515,337
Intersegment	4,140	(3,986)	645	(799)	—

Total revenues	$591,646	$(76,437)	$927	$(799)	$515,337

Pre-tax loss from continuing operations:
Unaffiliated customers	$(314,598)	$(80,021)	$(7,280)	$—	$(401,899)
Intersegment	2,845	(3,681)	836	—	—

Pre-tax loss from continuing operations	$(311,753)	$(83,702)	$(6,444)	$—	$(401,899)

Total assets	$26,206,822	$703,945	$37,125	$—	$26,947,892

2011:
Revenues:
Unaffiliated customers	$610,945	$(233,961)	$211	$—	$377,195
Intersegment	25,174	(24,963)	2,883	(3,094)	—

Total revenues	$636,119	$(258,924)	$3,094	$(3,094)	$377,195

Pre-tax loss from continuing operations:
Unaffiliated customers	$(628,260)	$(248,159)	$(42,851)	$—	$(919,270)
Intersegment	17,971	(22,619)	4,648	—	—

Pre-tax loss from continuing operations	$(610,289)	$(270,778)	$(38,203)	$—	$(919,270)

Total assets	$26,349,572	$1,220,087	$56,923	$—	$27,626,582

Included in the table above are revenues from unaffiliated customers for the three and nine months ended September 30, 2012 relating to net investment income of $81,037 and $276,251 for Financial Guarantee, respectively; $2,986 and $13,611 for Financial Services, respectively; and $55 and $169 for Corporate and Other, respectively, compared with $81,588 and $241,217 for Financial Guarantee, respectively; $9,040 and $21,369 for Financial Services, respectively; and $71 and $220 for Corporate and Other, respectively, for the three and nine months ended September 30, 2011. Included in the line item pre-tax loss from continuing operations—unaffiliated customers for the three and nine month quarters of 2012 is interest expense, of which $23,269 and $83,966 is for Financial Guarantee, respectively; $1,556 and $4,996 for Financial Services; respectively; and $0 and $0 for Corporate and Other, respectively, compared to the three and nine month quarters of 2011, of which $31,131 and $88,846 is for Financial Guarantee, respectively; $1,943 and $6,158 for Financial Services; respectively; and $0 and $0 for Corporate and Other, respectively. Interest expense for Financial Guarantee relates to the interest accrued on surplus notes and interest from a secured borrowing on a variable interest entity, and Financial Services relates to the interest on investment agreements.

The following tables summarize gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment, by location of risk for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(40,748)	$92,132	$15,845	$26,998	$82,291	$3,223
United Kingdom	(1,060)	14,763	716	187,895	12,220	(602)
Other international	(13,502)	6,179	10,879	27,680	7,544	1,884

Total	$(55,310)	$113,074	$27,440	$242,573	$102,055	$4,505

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(165,408)	$235,672	$7,577	$(328,181)	$232,420	$13,741
United Kingdom	11,325	55,355	(3,721)	198,778	35,006	251
Other international	(21,694)	20,039	8,947	3,691	25,699	5,897

Total	$(175,777)	$311,066	$12,803	$(125,712)	$293,125	$19,889

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

15. Subsequent Events

Broadbill Partners LP et al. v. Ambac Assurance Corporation (Supreme Court of the State of New York, County of New York, filed November 8, 2012). Plaintiffs, owners of Ambac Assurance preferred stock, commenced litigation against Ambac Assurance asserting claims for breach of contract and unjust enrichment related to Ambac Assurance’s exercise of rights under put option agreements with certain trusts. Plaintiffs allege that as a result of the improper exercise of such rights, Ambac Assurance received approximately $800 million in trust assets in exchange for nearly worthless shares of preferred stock, which was delivered to the holders of beneficial interests in the trusts. Plaintiffs seek damages, the imposition of a constructive trust, rescission and attorney’s fees.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac Financial Group, Inc. (“Ambac” or the “Company”) management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) failure to consummate a plan of reorganization under Chapter 11, which may lead to the commencement of liquidation proceedings pursuant to Chapter 7; (2) the impact of the bankruptcy proceeding on the holders of Ambac securities; (3) failure to satisfactorily resolve our dispute with the United States Internal Revenue Service; (4) the unlikelihood that Ambac Assurance Corporation (“Ambac Assurance”) will pay dividends to Ambac in the foreseeable future; (5) adverse events arising from the Segregated Account Rehabilitation Proceedings, including the failure of the injunctions issued by the Wisconsin Rehabilitation Court to protect the Segregated Account and Ambac Assurance from certain adverse actions; (6) litigation arising from the Segregated Account Rehabilitation Proceedings; (7) decisions made by the Rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders; (8) potential of a full rehabilitation proceeding against Ambac Assurance or material changes to the Segregated Account Rehabilitation Plan, with resulting adverse impacts; (9) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries or future commutations included in our reserves; (10) adverse developments in our portfolio of insured public finance credits; (11) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (12) risks relating to determination of amount of impairments taken on investments; (13) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (14) market spreads and pricing on insured collateralized loan obligations (“CLOs”) and other derivative products insured or issued by Ambac or its subsidiaries; (15) Ambac’s financial position and the Segregated Account Rehabilitation Proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (16) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (17) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, CLOs, public finance obligations and exposures to reinsurers; (18) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (19) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (20) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account Rehabilitation Proceedings; (21) changes in prevailing interest rates; (22) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance; (23) changes in accounting principles or practices that may impact Ambac’s reported financial results; (24) legislative and regulatory developments; (25) operational risks, including with respect to internal processes, risk models, systems and employees; (26) changes in tax laws, tax disputes and other tax-related risks; and (27) other risks and uncertainties that have not been identified at this time.

OVERVIEW

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company, as debtor and debtor-in-possession, filed a Fifth Amended Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be amended, the “Reorganization Plan”). The Bankruptcy Court entered an order confirming the Reorganization Plan on March 14, 2012. Under the Reorganization Plan, Ambac’s debt holders and other creditors will receive all of the equity in the reorganized company. Additionally, the Reorganization Plan sets forth the revised capital structure of a newly reorganized Ambac and provides for corporate governance subsequent to emergence from bankruptcy. The Reorganization Plan is not yet effective. Effectiveness depends on the satisfaction of numerous conditions, including the final settlement of certain disputes.

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

Through its financial services subsidiaries, Ambac provided financial and investment products, including investment agreements, funding conduits and interest rate and currency swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. These businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

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

ASC Topic 944, Financial Services—Insurance provides guidance for financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of claim liabilities (i.e. loss reserves). Under ASC Topic 944, a loss reserve is recorded on the balance sheet for the excess of (a) the present value of expected losses, over (b) the unearned premium reserve (“UPR”) for that contract. Expected losses represent projected net outflows and are defined as the expected future claims to be paid under an insurance contract plus the impact of potential settlement outcomes upon future installment premiums, less potential recoveries. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve estimate in subsequent periods are recorded as a loss and loss expense on the Consolidated Statements of Total Comprehensive Income. For those policies where the potential recovery is less than the expected future claims, the resulting net outflow is recorded as a “Loss and loss expense reserve” liability. For those policies where losses have been paid, but not yet recovered, the potential recovery may be greater than the expected future claims and the resulting net inflow is recorded as a “Subrogation recoverable” asset.

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

The population of credits evaluated in Ambac’s loss reserve process are (i) all adversely classified credits and (ii) non-adversely classified credits which had an internal Ambac credit rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and were established and approved by Ambac’s senior management. For certain credit exposures, Ambac’s additional monitoring loss remediation efforts and probabilities of potential settlement outcomes may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, the loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity, as well as the potential for additional remediation activities.

The second approach entails the use of more precise estimates of future claim payments, net of potential recoveries, arising as a result of the non-performance of the insured exposure and expected to be paid to the holder of the insured financial obligation. Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or external models to project future claim payment estimates. We have utilized external models for residential mortgage-backed and student loan exposures. In general, these models use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In this approach, a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance an insured issue and/or Ambac’s ability to execute a potential settlement (i.e. commutation) of the insurance policy, inclusive of the impact on future installment premiums. The methodology used to estimate the most substantial amount of the potential recovery component of expected losses is further described in the “RMBS Representation and Warranty Subrogation Recovery” section below.

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period.

As further described in Note 1 of the Unaudited Consolidated Financial Statements included Part I, Item 1 of this Form 10-Q, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Plan, with respect to the form and timing of satisfying the remaining balance of unpaid claims, could have a material effect on the measurement of loss and loss expense reserves.

Ambac establishes loss expense reserves based on our estimate of expected net cash outflows for loss expenses such as legal and consulting costs.

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

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to certain bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The bond types that have experienced the most significant claims and loss payments are residential mortgage-backed securities (“RMBS”), student loan securities, healthcare obligations, and collateralized debt obligations (“CDOs”). These four bond types represent 93% of our ever-to-date insurance claims recorded with RMBS comprising 88% of our ever-to-date insurance claims recorded.

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) related to policies in Ambac’s loss reserves at September 30, 2012:

($ in millions)	Number of credits	Gross par outstanding(1)	Gross Loss Reserves(1)(2)(3)
RMBS	169	$14,669	$3,901
Student Loans	44	4,541	1,109
All other credits	99	5,675	1,370
Loss adjustment expenses	n.a.	n.a.	140

Totals	312	$24,885	$6,520

(1)	Ceded Par Outstanding and ceded loss reserves are $1,062 and $166, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.
(2)	Loss reserves of $6,520 are included in the balance sheet in the following line items: Loss and loss expense reserve—$7,034 and Subrogation recoverable—$514.
(3)	Included in gross loss reserves are unpaid claims of $3,387 million relating to policies allocated to the Segregated Account.

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

Our reserving methodology in the first three quarters of 2011 reflected a blending of the results of the two approaches used for each transaction, with 50% probability assigned to the regression model and 50% assigned to either our internal roll-rate model in the case of second-lien transactions or to the stochastic model in the case of our first-lien transactions. In the months leading up to the transition to one model, we worked extensively with the regression model vendor to ensure the model was adequately projecting the performance of our transactions, and to provide additional information and data to improve the precision of the model’s projections. Prior to solely utilizing the results of the regression model, our internal RMBS credit and quantitative professionals evaluated and analyzed the results of the regression model versus loss estimates generated utilizing our internal roll-rate model for second-lien transactions and our stochastic model for first-lien transactions. This cross disciplined team compared the specific drivers and methodology of the regression model with our existing approaches, and analyzed deal performance and model outputs across the portfolio. For example, the team considered the general reasonableness of the models’ projected defaults of borrowers not currently in seriously delinquent or worse payment status and also conducted selective collateral analyses. The team also assessed the models’ cumulative loss estimates and compared such estimates by asset type and vintage with rating agency and other published loss projections. Based upon this analysis, we believe the exclusive use of the regression model to project RMBS losses was reasonable. Although RMBS loss projections can be widely disparate and there can be no certainty with regard to projecting such losses, we believe our current reserving approach, including the regression model itself and the assumptions utilized, is sound and reasonable.

The regression model projects losses utilizing: (i) the RMBS transaction’s collateral, characteristics and status, (ii) the RMBS transaction’s payment waterfall structure, including the application of interest and principal payments and recoveries, (iii) projected home price appreciation (“HPA”), and (iv) projected interest rates. We provide the regression model vendor with both HPA projections from a recognized source and interest rate projections we develop from market sources. We generally utilize waterfall structures from a market accepted vendor of securitization deal structures. In some cases, we may utilize an internally developed waterfall structure when our legal and commercial analysis of the transaction’s payment structure differs from the vendor’s waterfall structure. We compare monthly claims submitted against the trustees’ reports, third-party provided waterfall models and our understanding of the transactions’ structures to identify and resolve discrepancies. We also review the vendor’s published waterfall revisions to further identify material discrepancies. Resolving discrepancies is challenging and may take place over an extended period of time. Moreover, transaction documents are subject to interpretation, and our interpretation or that of the vendor and as reflected in our loss reserves may prove to be incorrect and/or not executed by the trustees directing cash flows in the future.

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

The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of policies, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at September 30, 2012:

($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation recoveries	Gross loss reserve net of subrogation recoveries
Second-lien	22	$2,206	$553	$—	$553
First-lien-Mid-prime	58	3,800	1,771	—	1,771
First-lien-Sub-prime	34	1,400	206	—	206
Other	11	338	214	—	214

Total Credits Without Subrogation	125	7,744	2,744	—	2,744

Second-lien	23	3,366	1,556	(1,546)	10
First-lien Mid-prime	16	1,476	1,181	(655)	526
First-lien Sub-prime	5	2,083	1,109	(488)	621

Total Credits With Subrogation	44	6,925	3,846	(2,689)	1,157

Total	169	$14,669	$6,590	$(2,689)	$3,901

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

In evaluating our Student Loan portfolio, losses were projected using either a cash flow or statistical expected loss approach. As noted above, the statistical methodology uses probability of default and loss given default (LGD) to derive a weighted average loss expectation. The scenarios used under the statistical expected loss approach evaluate each transaction under base case and stress case scenarios. The main drivers in assigning appropriate probabilities to LGDs for each policy includes an analysis of the collateral mix; debt type and interest rates; parity level; enhancement levels and remediation opportunities. We believe the statistical expected loss approach is a more efficient methodology for certain deals in our student loan portfolio, such as (i) deals where collateral loan level data is unavailable (and thus the cash flow model, as more fully discussed below could not be used), and (ii) deals where we do not expect to experience meaningful losses.

We use a third party deterministic cash flow model to develop loss projections for a portion of our portfolio. The model allows us to capture each transaction’s particular structure (i.e. the waterfall structure, triggers, redemption priority). For collateral performance, the model uses loan level detail that allows us to make specific default and recovery assumptions for each type of loan. We contract with a separate third party to run the model at our direction. We provide the third party with deal level assumptions such as default, recovery and interest rate assumptions.

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

REASONABLY POSSIBLE ADDITIONAL LOSSES:

RMBS:

It is possible that our loss estimate assumptions for the RMBS insurance policies discussed above could be materially under-estimated as a result of various uncertainties including, but not limited to, continued deterioration in housing prices, poor servicing, rising interest rates on variable rate transactions, the effects of a weakened economy marked by growing unemployment and wage pressures, inability to execute commutation transactions with issuers and/or investors and/or continued illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be lower than our current estimates if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

We have attempted to identify the reasonably possible additional losses using more stressful assumptions. Different methodologies, assumptions and models could produce different base and reasonably possible additional losses and actual results may differ materially from any of these various modeled results.

In the case of both first and second-lien exposures, the regression model’s reasonably possible stress case assumes a significantly harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at September 30, 2012 could be approximately $881 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2012 and assumes an inability to execute commutation transactions.

Student Loans:

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, inadequate servicing, inability to execute commutation transactions with issuers and/or investors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities and variable rate debt obligations. For student loan credits for which we have an estimate of expected loss at September 30, 2012, the reasonably possible increase in loss reserves from loss reserves at September 30, 2012 could be approximately $1,199 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2012 and assumes an inability to execute commutation transactions.

Other Credits:

It is possible our loss reserves on other types of credits may be materially under-estimated because most credits have possible outcomes more adverse than the recorded probability weighted loss reserve. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve in some cases. For all credits with loss reserves at September 30, 2012, the sum of all the highest stress case loss scenarios is $1,334 million greater than the current loss reserve. The reasonably possible scenario assumes an inability to execute commutation transactions.

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

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 85% of our assets and approximately 76% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for several years. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position owned by Ambac, may be significantly different from its recorded fair value. Refer to Note 7 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for discussion related to the transfers in and/or out of Level 1, 2 and 3 fair value categories.

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

Ambac’s investment portfolio includes certain securities that are guaranteed by Ambac Assurance. As described further in Note 8 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, future cash flows used to measure credit impairment of Ambac-wrapped bonds represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, which has been confirmed but is not effective and is subject to change, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. It is uncertain whether the actual form and amount of claim payments will conform to that set forth in the Segregated Account Rehabilitation Plan. The Rehabilitator may seek to effectuate the current Segregated Account Rehabilitation Plan, modify such Plan or modify the injunctions issued by the Rehabilitation Court to allow for the payment of policy claims in such manner and at such times as the Rehabilitator determines to be in the best interest of policyholders. Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not paid from the commencement of the Segregated Account Rehabilitation Proceedings until the third quarter of 2012. As further described in Note 1 of the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, on September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. As further described in Note 1 of Part 1 – Notes to the Unaudited Consolidated Financial Statements, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Plan, with respect to the form and timing of satisfying the remaining balance of unpaid claims, could have a material effect on the recognition of other-than-temporary impairment for Ambac-wrapped securities. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. Estimation of the fair value of future claim payments from the Segregated Account is highly subjective.

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

VIE Assets and Liabilities:

The financial assets and liabilities of VIEs consolidated under ASC Topic 810, Consolidation consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value with changes in fair value recognized in Income on variable interest entities of the Consolidated Statements of Total Comprehensive Income. These consolidated VIEs are primarily securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance or Ambac UK. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above.

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

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of quotes received; including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of September 30, 2012.

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

Valuation of Deferred Tax Assets:

Our provision for taxes is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry forwards. More specifically, deferred tax assets represent net operating loss carry forwards and current years differences between deductions and losses recorded under U.S. GAAP in a current period which are only deductible for tax purposes in future periods. In accordance with ASC Topic 740, Income Taxes, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required. ASC Topic 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. All available evidence, both positive and negative, needs to be identified and considered in making the determination with significant weight given to evidence that can be objectively verified. The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry back or carry forward periods available under the tax law. In the event that we determine that we would not be able to realize all or a portion of our deferred tax assets, we would record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable in the period in which that determination is made.

Financial Guarantees in Force

Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market sector at September 30, 2012 and December 31, 2011. Guaranteed net par outstanding includes the exposures of policies that insure VIEs consolidated in accordance with ASC Topic 810, Consolidation:

($ in millions)	September 30, 2012	December 31, 2011
Public Finance	$152,844	$176,817
Structured Finance	46,121	55,145
International Finance	39,144	40,542

Total net par outstanding	$238,109	$272,504

Ratings Distribution

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at September 30, 2012 and December 31, 2011 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at September 30, 2012 and December 31, 2011. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio(1)

	September 30, 2012	December 31, 2011
AAA	1%	1%
AA	22	24
A	44	43
BBB	18	17
Below investment grade	15	15

Total	100%	100%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees.

Summary of Below Investment Grade Exposure

Bond Type	September 30, 2012	December 31, 2011
($ in millions)
Public Finance:
Housing	$775	$790
Tax-backed	742	764
Transportation	533	669
General obligation	499	492
Health care	51	79
Other	1,388	1,137

Total Public Finance	3,988	3,931

Structured Finance:
Residential mortgage-backed and home equity—first-lien	10,120	11,673
Residential mortgage-backed and home equity—second-lien	7,847	8,784
Student loans	6,865	7,728
Structured Insurance	1,657	1,657
Mortgage-backed and home equity—other	450	586
Auto Rentals	—	820
Enhanced equipment trust certificates	—	401
Other	559	639

Total Structured Finance	27,498	32,288

International Finance:
Airports	1,472	1,466
Other	3,453	3,399

Total International Finance	4,925	4,865

Total	$36,411	$41,084

The decrease in below investment grade exposures are primarily due to (i) reductions to residential mortgage-backed Securities during the year as result of prepayments by issuers and claims presented to Ambac Assurance; (ii) commutations of certain student loan policies during 2012 in addition to reductions to student loan policies during the year as a result of prepayments by issuers; (iii) prepayments of auto rental policies resulting in the full maturity of the related insurance policies; and (iv) an improvement in the credit quality of the enhanced equipment trust certificate policies resulting in their removal from below investment grade exposures. The sections that follow will discuss below investment grade exposures with residential mortgage-backed and student loan exposures.

U.S. residential mortgage-backed securities exposure included in financial guarantee insurance portfolio

The following tables provide current gross par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Gross Par Outstanding At September 30, 2012 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Mid-prime(1)	Other(2)
1998-2001	$73.0	$598.0	$4.6	$476.1
2002	36.1	532.1	57.3	16.2
2003	26.7	808.8	382.1	170.2
2004	1,093.0	439.1	680.5	35.4
2005	1,112.0	1,030.2	2,087.8	60.0
2006	2,764.6	728.3	1,195.7	102.5
2007	2,979.0	487.9	2,079.1	266.5

Total	$8,084.4	$4,624.4	$6,487.1	$1,126.9

% of Total RMBS Portfolio	39.8%	22.8%	31.9%	5.5%

	Gross claim liability, before Subrogation Recoveries At September 30, 2012 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Mid-prime(1)	Other(2)
1998-2001	$—	$76.5	$—	$—
2002	—	63.6	—	—
2003	—	25.3	4.7	—
2004	112.3	35.6	41.0	—
2005	252.3	461.8	865.7	14.6
2006	1,481.7	465.4	854.0	119.4
2007	305.8	207.8	1,219.0	86.8

Total	$2,152.1	$1,336.0	$2,984.4	$220.8

	Gross Subrogation Recoveries At September 30, 2012 ($ in millions)
Year of Issue	Second-Lien	Sub-prime	Mid-prime(1)	Other(2)
1998-2001	$—	$—	$—	$—
2002	—	—	—	—
2003	—	—	—	—
2004	(43.6)	—	—	—
2005	(138.8)	(218.1)	(246.9)	—
2006	(797.0)	(215.2)	(171.7)	—
2007	(566.2)	(54.8)	(236.6)	—

Total	$(1,545.6)	$(488.1)	$(655.2)	$—

	Percent of Related RMBS Transactions’ Gross Par At September 30, 2012
Internal Ambac Credit Rating(3)	Second-Lien	Sub-prime	Mid-prime(1)	Other(2)
AAA	0%	4%	<1%	12%
AA	<0.1%	3%	4%	24%
A	1%	4%	1%	14%
BBB(4)	1%	0%	1%	6%
Below investment grade(4)	98%	89%	94%	44%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Other includes primarily manufactured housing and lot loan exposures.
(3)	Ambac Assurance ratings set forth above reflect internal credit ratings as of September 30, 2012, and may be changed at any time based on our internal credit review. Ambac Assurance undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac Assurance or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees.
(4)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac Assurance’s below investment grade category includes transactions on which claims have been submitted.

Student Loans

Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and, therefore, are subject to credit risk as with other types of unguaranteed credits. Private student loans are outside the purview of recent government programs designed to assist borrowers. Due to the failure of the auction rate and variable rate markets, the interest rates on student loan securities has increased significantly to punitive levels pursuant to the transaction terms. Such increases have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. Effective July 1, 2010, lenders were unable to originate federal guaranteed loans, due to the termination of the FFELP program. The resulting reduction in new revenues may adversely affect a number of smaller issuers, whose ability to remain a going concern may be at risk.

Student loan net par outstanding, excluding debt service reserve funds on Ambac insured obligations:

Issuer Type ($ in millions)	September 30, 2012 Net Par	% of Net Par	December 31, 2011 Net Par	% of Net Par
For-Profit Issuers	$3,218.2	47%	$3,288.5	43%
Not-For-Profit Issuers	3,588.1	53%	4,391.1	57%

Total	$6,806.3	100%	$7,679.6	100%

Collateral for the For-Profit Issuers consists of private loans which do not have any federal guarantee as to defaulted principal and interest. Collateral for the Not-For-Profit Issuers consists of both FFELP and private loans. For the total student loan portfolio, approximately 73% of the collateral backing student loan trusts consists of private loans while the remaining 27% consists of FFELP loans. Private loan defaults have been on the rise since the credit crisis in 2008 began. Elevated unemployment rates, combined with high student loan debt levels will continue to put pressure on borrower’s ability to pay their loans.

The following table represents the student loan net par outstanding by underlying debt type, excluding debt service reserve funds on Ambac insured obligations:

Debit Type ($ in millions)	September 30, 2012 Net Par	% of net Par	December 31, 2011 Net Par	% of net Par
Auction Rate	$4,123.6	60%	$4,644.6	61%
Fixed Rate	321.8	5%	414.9	5%
VRDOs	—	—%	204.6	3%
Floating Rate Notes	2,360.9	35%	2,415.5	31%

Total	$6,806.3	100%	$7,679.6	100%

RESULTS OF OPERATIONS

Ambac follows the accounting prescribed by ASC Topic 852, “Reorganizations“. Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing for, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. Accordingly, the financial results in the prior periods or filed in future filings may not be comparable.

Ambac’s net income was $157.5 million or $0.52 per share, and a net loss of ($75.5) million or ($0.25) per share, for the three months ended September 30, 2012 and 2011, respectively. Ambac’s losses attributable to common stockholders were ($400.3) million, or ($1.32) per share, and ($997.2) million or ($3.30) per share, for the nine months ended September 30, 2012 and 2011, respectively. The third quarter 2012 financial results compared to 2011 were positively impacted by (i) lower derivative product losses; (ii) a positive net change in fair value of credit derivatives; (iii) lower underwriting, interest, and reorganization expenses; and (iv) a lower provision for income taxes, partially offset by (i) lower income on variable interest entity activities and (ii) a lower benefit for loss and loss expenses. The nine months ended September 30, 2012 financial results were positively impacted by (i) a lower provision for loss and loss expenses; (ii) higher other income; (iii) lower derivative product losses; (iv) higher net realized investment gains; and (v) a lower provision for income taxes, partially offset by realized losses on extinguishment of surplus notes.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2012 and 2011 and its financial condition as of September 30, 2012 and December 31, 2011.

Commutations, Terminations and Settlements of Financial Guarantee Contracts. A key business strategy for Ambac is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions via the pursuit of commutations and terminations of financial guarantee insurance contracts, including insurance policies and credit derivative contracts. For three and nine months ended September 30, 2012 and 2011, Ambac executed a number of such transactions as follows:

In the first quarter of 2012, the Segregated Account of Ambac Assurance made a gross cash payment of $17.5 million ($10.5 million net of reinsurance) to commute $204.6 million of net par exposure relating to two student loan transactions. There were no payments or Surplus Notes issued during the second or third quarter of 2012 relating to commutations, terminations or settlements of financial guarantee or credit derivative transactions. In October 2012, the Segregated Account of Ambac Assurance made a gross payment of $38.0 million ($35.9 million net of reinsurance) to commute $325.3 million of net par exposure related to a student loan transaction.

In the first quarter of 2011, the Segregated Account of Ambac Assurance completed the commutation of two student loan transactions representing $419.9 million of the net par exposure, with cash payment of $11.0 million and the issuance of Segregated Account Surplus Notes with a par value of $3.0 million. There were no payments or Surplus Notes issued during the second or third quarter of 2011 related to commutations, terminations or settlements of financial guarantee or credit derivative contracts.

Net Premiums Earned. Net premiums earned for the three and nine months ended September 30, 2012 were $113.1 million and $311.1 million, respectively, an increase of $11.1 million, or 10.8%, from $102.0 million for the three months ended September 30, 2011 and an increase of $18.0 million, or 6.1%, from $293.1 million for the nine months ended September 30, 2011. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Ambac had accelerated earnings of $34.4 million during the third quarter of 2012 versus $18.8 million in the third quarter of 2011 and $86.0 million for the nine months ended September 30, 2012 versus $30.1 million for the nine months ended September 30, 2011. The net increase in accelerated earnings was primarily driven by an increase in overall volume of calls of Ambac insured debt within the public finance market due to low interest rates and refinancings by healthcare providers. In addition, certain structured finance policies matured during the first nine months of 2011 with negative accelerations. Ambac recognizes negative accelerations on policies when the GAAP premiums receivable for the policy exceeds the policy’s unearned premium reserve at termination. Normal net premiums earned, which exclude accelerated premiums for 2012, have been negatively impacted by the runoff of the insured portfolio either via transaction terminations, refundings or scheduled maturities. Premium receivables relating to a non-investment grade obligation were written-off as the premium was deemed uncollectable. For the nine months ended September 30, 2012, net premiums earned relating to this obligation deemed uncollectible and written off were negatively impacted by $13.8 million. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Public Finance	$37.9	$40.3	$116.2	$125.3
Structured Finance	20.0	22.1	44.9	76.8
International Finance	20.8	20.8	64.0	60.9

Total normal premiums earned	78.7	83.2	225.1	263.0
Accelerated earnings	34.4	18.8	86.0	30.1

Total net premiums earned	$113.1	$102.0	$311.1	$293.1

The following table provides a breakdown of accelerated earnings by market sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Public Finance	$33.8	$18.3	$78.9	$40.6
Structured Finance	0.5	1.5	(4.3)	(10.2)
International Finance	0.1	(1.0)	11.4	(0.3)

Total accelerated earnings	$34.4	$18.8	$86.0	$30.1

Net Investment Income. Net investment income for the three and nine months ended September 30, 2012 was $84.1 million and $290.0 million, a decrease of 7% from $90.7 million for the three months ended September 30, 2011, and an increase of 8% from $267.8 million for the nine months ended September 30, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Financial Guarantee	$81.0	$81.6	$276.2	$241.2
Financial Services	3.0	9.0	13.6	21.4
Corporate	0.1	0.1	0.2	0.2

Total net investment income	$84.1	$90.7	$290.0	$262.8

The decrease in Financial Guarantee net investment income in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, reflects the shift in portfolio holdings toward short-term securities in anticipation of the commencement of partial payment of Segregated Account claims, partially offset by the impact of a greater percentage of long-term holdings in higher yielding Ambac-insured securities. The increase in Financial Guarantee net investment income in nine months ended September 30, 2012, primarily reflects the benefit of holding a greater portion of the long-term portfolio in higher yielding Ambac-insured securities and a slightly higher average long-term invested asset base compared to the nine months ended September 30, 2011. The par value of Ambac Assurance-wrapped securities as of September 30, 2012 was $1,243 million compared to $1,076 million at September 30, 2011. The overall size of the Financial Guarantee long-term asset portfolio has declined by approximately $269 million since September 30, 2011 as continuing collection of installment paying financial guarantee premiums and coupon receipts on invested assets were offset by the resumption of partial claim payments on Segregated Account policies, payments made to commute certain financial guarantee exposures and the repurchase of surplus notes in the second quarter of 2012.

The decrease in Financial Services investment income for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, was driven primarily by the effects of a smaller portfolio of investments in the investment agreement business. The portfolio decreased as a result of sales of securities to fund repayment of intercompany loans and investment agreements as Ambac’s investment agreement obligations were reduced from $590 million at September 30, 2011, to $416 million at September 30, 2012.

Corporate investment income relates to the investments from Ambac’s investment portfolio.

Net Other-Than-Temporary Impairment Losses. Net other-than-temporary impairment losses recorded in Net income (loss) on the Consolidated Statements of Total Comprehensive Income include only the credit related impairment amounts to the extent management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis less any current period credit impairment. Non-credit related impairment amounts are recorded in Other comprehensive income (loss). Alternatively, the non-credit related impairment would be recorded in Net other-than-temporary impairment losses within Net income (loss) on the Consolidated Statements of Total Comprehensive Income if management intends to sell the securities or it is more likely than not the company will be required to sell before recovery of amortized cost less any current period credit impairment. Charges for other-than-temporary impairment losses were $0.4 million and $5.7 million for the three and nine months ended September 30, 2012, respectively, and $10.9 million and $30.2 million for the three and nine months ended September 30, 2011.

As further described in Note 1 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q, on March 24, 2010, OCI commenced the Segregated Account Rehabilitation Proceedings in order to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account are no longer under the control of Ambac management. Claim payments under Segregated Account policies remained suspended throughout 2011 and into the third quarter of 2012. On September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. As further described in Note 1 to the Unaudited Financial Statements located in Part 1 Item 1 of this Form 10-Q, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Plan, with respect to the form and timing of satisfying the remaining balance of unpaid claims, could have a material effect on the recognition of other-than-temporary impairment for Ambac-wrapped securities. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Such changes in estimated claim payments on Ambac-wrapped securities contributed to net other-than-temporary impairments for the three and nine months ended September 30, 2012 and 2011. Additionally, the nine month period ended September 30, 2012 and the three and nine months ended September 30, 2011 included credit impairments on certain other non-agency RMBS securities. As of September 30, 2012, management has not asserted an intent to sell any securities from its portfolio that are in an unrealized loss position. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Net Realized Investment Gains. The following table provides a breakdown of net realized gains for the three and nine months ended September 30, 2012 and 2011:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Three months ended September 30, 2012:
Net gains on securities sold or called	$3.4	$—	$—	$3.4
Foreign exchange losses	(0.2)	—	—	(0.2)

Total net realized gains	$3.2	$—	$—	$3.2

Three months ended September 30, 2011:
Net gains on securities sold or called	$3.2	$0.4	$—	$3.6
Foreign exchange gains	1.5	—	—	1.5

Total net realized gains	$4.7	$0.4	$—	$5.1

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Nine months ended September 30, 2012:
Net gains on securities sold or called	$43.9	$27.1	$—	$71.0
Foreign exchange losses	(0.4)	—	—	(0.4)

Total net realized gains	$43.5	$27.1	$—	$70.6

Nine months ended September 30, 2011:
Net gains on securities sold or called	$0.8	$2.7	$—	$3.5
Foreign exchange gains	1.5	—	—	1.5

Total net realized gains	$2.3	$2.7	$—	$5.0

Change in Fair Value of Credit Derivatives. The net change in fair value of credit derivatives resulted in gains of $27.4 million and $12.8 million for the three and nine months ended September 30, 2012, respectively, compared to gains of $4.5 million and $19.9 million in the three and nine months ended September 30, 2011, respectively.

The net gain on change in fair value of credit derivatives for the three month period ended September 30, 2012 resulted from improvement in reference obligation prices, gains associated with runoff of the portfolio and CDS fees earned. The net gain on change in fair value of credit derivatives for the three months ended September 30, 2011 resulted primarily from CDS fees earned and the reversal of unrealized losses associated with terminations, partially offset by declines in certain reference obligation prices particularly related to student loan securitizations. There was no change to the Ambac credit valuation adjustment (“CVA”) to reflect Ambac’s own credit risk in the fair value of credit derivatives during the three month periods ended September 30, 2012 and 2011.

The net gain on change in fair value of credit derivatives for the nine month periods ended September 30, 2012 and 2011 resulted from improvement in reference obligation prices, gains associated with runoff of the portfolio and CDS fees earned, partially offset by reductions of the Ambac CVA. Reductions of the Ambac CVA in these periods reflect increases in the market value of other securities containing significant Ambac credit risk. Refer to Note 7 to the Unaudited Consolidated Financial Statements in Part I, Item 1of this Form 10-Q for further information about the determination of fair value of credit derivatives, including the Ambac CVA.

Of the net change in fair value of credit derivatives reported for each period, reductions to the Ambac CVA account for losses of $0 million and $0 for the three month periods ended September 30, 2012 and 2011, respectively; and losses of $63.8 million and $47.2 million for the nine month periods ended September 30, 2012 and 2011, respectively.

Realized gains and other settlements on credit derivative contracts were $2.9 million and $9.3 million for the three and nine months ended September 30, 2012, respectively; and $3.8 million and $13.4 million for the three and nine months ended September 30, 2011, respectively. These amounts represent premiums received and accrued on written contracts. The declines period to period are due to reduced premium receipts resulting from runoff of the credit derivative portfolio. There were no loss or settlement payments in the periods presented.

Unrealized gains on credit derivative contracts were $24.5 million and $3.5 million in the three and nine months ended September 30, 2012, respectively, compared to $0.7 million and $6.5 million for the three and nine months ended September 30, 2011, respectively. The net unrealized gains (losses) in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above excluding the impact of premium revenues reported within Realized gains and other settlements.

Derivative Product Revenues. The net losses reported in Derivative product revenues were $36.0 million and $113.2 million for the three and nine months ended September 30, 2012, respectively, compared to $215.8 million and $260.4 million for the three and nine months ended September 30, 2011, respectively. The net loss for the three months ended September 30, 2012 primarily resulted from a realized loss related to the negotiated termination of a derivative asset. Interest rate movements did not have a significant impact on results for the quarter. For the nine months ended September 30, 2012 and the three and nine month periods ended September 30, 2011 derivative product losses resulted primarily from mark-to-market movements in the portfolio caused by declining interest rates in each of the periods. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio (the “macro-hedge”). This additional interest rate sensitivity contributed losses of ($1.0) million and ($53.8) million for the three and nine months ended September 30, 2012, respectively; compared to ($203.5) million and ($262.9) million for the three and nine months ended September 30, 2011, respectively. Excluding the impact of the macro-hedge, derivative products revenue resulted in (losses) gains of ($35.1) million and ($59.4) million for the three and nine months ended September 30, 2012, respectively; compared to ($12.3) million and $2.5 million for the three and nine months ended September 30, 2011, respectively. Losses excluding the macro-hedge for the three and nine months ended September 30, 2012 primarily resulted from the negotiated termination discussed above and decreases in the Ambac CVA on certain customer swap liabilities discussed below. Additionally, the nine months ended September 30, 2012 included losses arising from the impact of changes in interest rates on the fair value of certain customer swaps. For the three and nine months ended September 30, 2011, customer swaps experienced mark-to-market losses from interest rates offset by positive movements in projected inflation and were also impacted by the CVA as described below.

The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate (Ambac “CVA”). Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of ($5.3) million and ($11.6) million for the three and nine months ended September 30, 2012, respectively; compared to $92.4 million and $92.9 million for the three and nine months ended September 30, 2011, respectively.

Net Realized (Losses) Gains on Extinguishment of Debt. During June 2012, Ambac Assurance exercised options to repurchase surplus notes with an aggregate par value of $789.2 million for an aggregate cash payment of $188.4 million. These surplus notes were issued in connection with the settlement of credit derivative liabilities in 2010 and were recorded at their fair value at the date of issuance. This fair value was at a significant discount to par value and since 2010 Ambac has accreted the discount into earnings using the effective interest method. As described further under “Other (Loss) Income” below, certain of these options were free-standing derivatives for accounting purposes and were carried at fair value as assets on the Consolidated Balance Sheets. The carrying value of extinguished surplus notes and accrued interest less the fair value of the free-standing derivatives were below the call option exercise prices and, accordingly, for the nine months ended September 30, 2012, Ambac recognized a realized loss of $177.7 million. Refer to Note 10 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further information on the repurchase of surplus notes.

There were no realized gains (losses) from settlements of investment agreements in the three and nine month periods ended September 30, 2012, or in the three month period ended September 30, 2011. Net realized (losses) gains on extinguishment of debt included gains from the settlement of investment agreements below their carrying value of $3.1 million for the nine month period ended September 30, 2011.

Other (Loss) Income. Other (loss) income for the three and nine months ended September 30, 2012 was ($0.4) million and $100.6 million, respectively, compared to ($5.0) million and $32.6 million for the three and nine months ended September 30, 2011, respectively. Included within Other (loss) income are mark-to-market gains and losses relating to options to call certain Ambac Assurance surplus notes, non-investment portfolio related foreign exchange gains and losses, deal structuring fees, commitment fees and reinsurance settlement gains (losses). Other (loss) income for the nine months ended September 30, 2012 primarily resulted from mark-to-market gains of $100.7 million, related to Ambac’s option to call $500 million par of bank surplus notes which were free-standing derivatives for accounting purposes. Such options were exercised in June 2012. Changes in fair value of these options through the date of exercise are reported within Other (loss) income. Other (loss) income for the three and nine months ended September 30, 2011 includes mark-to-market (losses) gains of ($6.9) million and $13.9 million, respectively, related to the surplus note call options.

Income on variable interest entities. Income on variable interest entities for the three and nine months ended September 30, 2012 was $6.1 million and $26.9 million, respectively, compared to $55.0 million and $51.2 million for the three and nine months ended September 30, 2011, respectively. Included within Income on variable interest entities are amounts relating to VIEs consolidated under ASC Topic 810, including gains or losses attributable to consolidating or deconsolidating VIEs during the period reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. Differences between the net carrying value of the insurance accounts and the carrying value of the consolidated VIE’s net assets are recorded through income at the time of consolidation or deconsolidation. From April 1, 2011 through December 31, 2011, the Company consolidated one VIE that contained primarily intangible assets associated with the operations of the VIE’s subsidiaries. These intangible assets were amortized through earnings over time and were subject to potential impairment. The VIE’s note liabilities were carried at fair value with changes in value reported through earnings. In consolidation, adverse changes in the estimated cash flow available to pay the note liabilities of this insured transaction reflect increased credit risk that will generally result in declines to the fair value of those liabilities and corresponding mark-to-market gains recognized through income.

The gains reported in Income on variable interest entities for the three and nine months ended September 30, 2012 reflect positive changes in the fair value of net assets of consolidated VIEs during those periods. The net gains for the three and nine months ended September 30, 2011 primarily related to the VIE consolidated effective April 1, 2011 and containing intangible assets described above. For the three months ended September 30, 2011, adverse changes in the expected performance of this transaction resulted in a net gain of $53.1 million, including a $103.0 million reduction to the fair value of the VIE note liabilities and other income, partially offset by an impairment loss to the VIE’s intangible assets. Income on variable interest entities for the nine months ended September 30, 2011 included a $55.5 million gain from the April 1, 2011 consolidation of this VIE, mark-to-market gains of $30.2 million on the change in fair value of the related note liabilities, and other operating gains, partially offset by the impairment charge on intangible assets described above. The nine month period ended September 30, 2011 also includes positive changes in the fair value of net assets of other consolidated VIEs during the period.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Loss and loss expenses for the three and nine months ended September 30, 2012 were $(18.7) million and $720.3 million, respectively, compared to ($60.2) million and $1,055.8 million the three and nine months ended September 30, 2011, respectively. Losses for the three months ended September 30, 2012 were driven by lower estimated losses in first lien and second lien RMBS credits, partially, offset by an increase in estimated losses for certain student loan transactions and asset-backed credits. Losses for the nine months ended September 30, 2012 were driven by higher estimated losses in the first-lien and second-lien RMBS portfolio and certain structured insurance and asset-backed credits. Losses for the three months ended September 30, 2011 were driven by lower estimated losses in the first-lien RMBS and student loan portfolios, offset by an increase in estimated losses for the second-lien RMBS portfolio and for certain structured finance insurance policies. Losses for the nine months ended September 30, 2011 were driven by higher estimated losses in the first-lien RMBS and student loan portfolios, offset by a decrease in estimated losses for the second-lien RMBS portfolio.

The following table summarizes the changes in the total net loss and loss expense reserves for the nine months ended September 30, 2012 and the year ended December 31, 2011:

($ in millions)	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Beginning balance of loss and loss expense reserves, net of subrogation recoverable and reinsurance	$6,230.8	$4,424.5
Provision for losses and loss expenses	720.3	1,859.5
Paid claims and loss expenses	(769.3)	(308.6)
Recoveries of losses and loss expense paid from reinsurers	14.9	21.0
Other recoveries, net of reinsurance	135.3	105.7
Other adjustments (including foreign exchange)	21.9	(5.9)
Net deconsolidation of certain VIEs	—	134.6

Ending balance of net loss and loss expense reserves, net of subrogation recoverable and reinsurance	$6,353.9	$6,230.8

Refer to Note 5 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of the Form 10-Q for further information on the basis for consolidations and deconsolidations of VIEs.

The losses and loss expense reserves as of September 30, 2012 and December 31, 2011 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,688.9 million and $2,720.3 million, respectively. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 6 of the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further background information on the change in estimated recoveries.

The following tables provide details of net reported claims, net of recoveries received, for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
($ in millions)	2012	2011
Net claims recorded(1):
Public Finance	$16.8	$16.3
Structured Finance	1,201.0	975.2
International Finance	—	(0.0)

Total(2)	$1,217.8	$991.5

(1)	Claims recorded include (i) claims paid by Ambac Assurance for policies that were not allocated to the Segregated Account and (ii) changes to claims presented and unpresented through the balance sheet date for policies which were allocated to the Segregated Account. Item (ii) includes permitted policy claims for policies allocated to the Segregated Account that were presented through to the balance sheet date and approved by the Rehabilitator of the Segregated Account in accordance with the Policy Claim Rules as discussed in Note 1. Amounts recorded for claims not yet permitted are based on management’s judgment.
(2)	As further described in Note 1 of the Unaudited Consolidated Financial Statements included Part I, Item 1 of this Form 10-Q, on September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. Claims permitted in accordance with the Policy Claim Rules in September 2012 were $2,704.8 million, inclusive of $2,564.8 million related to the moratorium period, March 24, 2010 through July 31, 2012. As of September 30, 2012 and 2011, respectively $3,386.8 million and $2,451.2 million of claims remain unpaid. In October 2012, an additional $1,254.3 million of claims were permitted.

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

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and nine months ended September 30, 2012 were $33.3 million and $103.4 million, respectively, a decrease from $44.9 million for the three months ended September 30, 2011 and $105.9 million for the nine months ended September 30, 2011. Underwriting and operating expenses consist of gross underwriting and operating expenses plus the amortization of previously deferred expenses (included in Financial Guarantee segment). The following table provides details of underwriting and operating expenses by segment for three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Underwriting and operating expenses:
Financial Guarantee	$30.7	$40.4	$97.8	$94.6
Financial Services	0.9	2.7	2.5	8.0
Corporate	1.7	1.8	3.1	3.3

Total	$33.3	$44.9	$103.4	$105.9

The decrease in Financial Guarantee underwriting and operating expenses for three months ended September 30, 2012 were primarily due to lower amortization of deferred acquisition costs, consulting costs, legal fees premium taxes and compensation costs. The increase in Financial Guarantee underwriting and operating expenses for the nine months ended September 30, 2012 was primarily due to higher compensation and premises costs. Compensation costs were higher due to a reduction in expenses in the second quarter 2011 as a result of higher forfeitures of previously awarded stock options and RSUs. Premises increased as a result of the termination of Ambac’s corporate office lease in May 2011. All existing assets (leasehold improvements) and liabilities (deferred rent) relating to this lease were reduced to zero at such time, resulting in a net cost benefit. The decrease in Financial Services underwriting and operating expenses for the three months and nine months ended September 30, 2012 were primarily due to lower compensation costs and legal fees.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisors. During the three and nine months ended September 30, 2012 and 2011 expenses incurred in connection with legal and advisory services provided for the benefit of OCI amounted to $3.1 million and $9.8 million, respectively, and $3.9 million and $13.3 million, respectively. Future expenses may include a significant amount of costs for the benefit of OCI that are outside the control of Ambac’s management.

Interest Expense. Interest expense includes accrued interest and accretion of the discount on surplus notes issued by Ambac Assurance and the Segregated Account, the interest expense relating to investment agreements, and the interest expense related to a secured borrowing transaction closed in December 2011. The following table provides details for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2012	2011	2012	2011
Interest expense:
Surplus notes	$21.2	$31.1	$82.1	$88.8
Investment agreements	1.5	2.0	5.0	6.2
Secured borrowing	0.6	—	1.9	—

Total	$23.3	$33.1	$89.0	$95.0

The decrease in interest expense on surplus notes for the three and nine months ended September 30, 2012 resulted from the lower average par amount of surplus notes outstanding than in the comparable 2011 periods, partially offset by the impact of applying the level yield method as the discount to the face value of the surplus notes accretes over time. The lower par balance of surplus notes outstanding resulted from the exercise of certain options to repurchase surplus notes in June 2012. Refer to Note 10 of the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further information on the repurchase of surplus notes. Surplus note interest payments require the approval of OCI. On June 1, 2011 and May 15, 2012 OCI issued its disapprovals of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on scheduled interest payment dates of June 7, 2011 and June 7, 2012, respectively. Such interest was accrued for and the Company is accruing interest on these additional amounts.

The decline in interest expense related to investment agreements stemmed primarily from lower balances of outstanding investment agreements, as the carrying value declined to $415.8 million at September 30, 2012 from $590.2 million at September 30, 2011.

Interest expense in the three and nine month periods ended September 30, 2012 includes interest on a 6.65% note issued on December 16, 2011. The note is secured by certain Ambac Assurance-wrapped RMBS securities that were deposited into a bankruptcy remote trust. The trusts used to effectuate this transaction qualify as VIEs and are consolidated by Ambac.

Reorganization Items. Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. Reorganization items in the three and nine months ended September 30, 2012 were $1.2 million and $4.5 million, respectively, and $8.5 million and $39.8 million for the three and nine months ended September 30, 2011, respectively. Included in the above are professional fees amounting to $1.2 million and $4.8 million for the three and nine months ended September 30, 2012, respectively, and $8.5 million and $25.7 million for the three and nine months ended September 30, 2011, respectively. On March 1, 2011, Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) entered into a settlement agreement (the “OSS Settlement Agreement”) to terminate the Company’s office lease with OSS and to settle all claims among the parties. The OSS Settlement Agreement provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for approximately $14.1 million, accounting for a significant portion of the Reoganization items for the nine months ended September 30, 2011.

Provision for Income Taxes. Income tax expense was $0.7 million and $0.8 million for the three and nine months ended September 30, 2012, respectively. This income tax expense was related predominantly to pre-tax profits in Ambac UK’s Italian branch, which cannot be offset by losses. The income tax expense of $75.0 million and $77.9 million for the three and nine months ended September 30, 2011, respectively, related predominantly to the accrual of additional Federal income tax expense to bring the overall reserve for income taxes in line with Ambac’s intent to consummate the IRS Settlement.

Ambac Assurance Statutory Basis Financial Results

Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes statutory accounting practices prescribed or permitted by the State of Wisconsin for reporting the financial condition and results of operations of an insurance company and for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin.

On March 24, 2010, Ambac Assurance established a Segregated Account. Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance and accordingly is subject to all of the filing and statutory reporting requirements of Wisconsin domiciled insurers. The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The total assets, total liabilities and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus reported in Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account and, to the extent allowable under a prescribed accounting practice by OCI, the Segregated Account. Pursuant to a prescribed practice, the results of the Segregated Account are not included in Ambac Assurance’s financial statements if Ambac Assurance’s surplus is (or would be) less than $100,000 (“Minimum Surplus Amount”). Please refer to Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the establishment of the Segregated Account as well as the operative funding documents between Ambac Assurance and the Segregated Account.

Ambac Assurance’s statutory policyholder surplus and qualified statutory capital were $100.0 million and $628.3 million at September 30, 2012, respectively as compared to $495.3 million and $684.6 million as of December 31, 2011, respectively. The Segregated Account reported statutory policyholder surplus of $(193.7) million and $105.9 million as of September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, Ambac Assurance’s surplus as regards to policyholders is at the Minimum Surplus Amount and therefore $296.0 million of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. In the event that Ambac Assurance does not generate future surplus in the amount of insurance liabilities not assumed under the Reinsurance Agreement because of the applicability of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Secured Note and Reinsurance Agreement. This shortfall will be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.

As further described in Note 1 to the Unaudited Financial Statements located in Part 1 Item 1 of this Form 10-Q, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Plan, with respect to the form and timing of satisfying the remaining balance of unpaid claims, could have a material effect on the measurement of statutory policyholder surplus.

The decline in Ambac Assurance’s policyholder surplus for the nine months ended September 30, 2012 was due to (i) contributions to contingency reserves of $271.7 million as a result of adverse development of non-defaulted policies that remain in the general account of Ambac Assurance; (ii) insurance losses of $580.7 million; (iii) impairment losses of $114.5 million on guaranty of subsidiary liabilities from the interest rate swap business; and (iv) the extinguishment of $789.2 million of surplus notes for a cash payment of $188.4 million. These declines were partially offset by (i) net investment income, (ii) earned premiums, and (iii) a $296.0 million reduction in the liabilities assumed by Ambac Assurance from the Segregated Account for losses on policies allocated to the Segregated Account.

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

Ambac’s liquidity and solvency are largely dependent on its current unrestricted cash and investments of $31.5 million at September 30, 2012, consummation of the Reorganization Plan and on the residual value of Ambac Assurance. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q), Ambac Assurance is required, under certain circumstances, to make payments to the Company with respect to the utilization of NOLs and to reimburse certain costs and expenses, inclusive of a $30 million cash grant shortly after Ambac’s emergence from bankruptcy. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore the aforementioned payments and reimbursements will be Ambac’s principal source of funds in the near term. The principal uses of liquidity are the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses and settlements related to pending litigation. Ambac’s liquidity requirements are being funded by cash on hand and reimbursements of certain expenses from Ambac Assurance, and any contingencies could cause material additional liquidity strains.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment principal and interest receipts (including from Ambac insured RMBS), sales of investment securities, proceeds from repayment of affiliate loans, claim and reinsurance recoveries and RMBS subrogation recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, litigation costs, ceded reinsurance premiums, surplus note principal and interest payments and additional loans to affiliates. The exercise of surplus note call options used $188 million of liquidity in 2012, and payment of the IRS Settlement amount may be a potential use of liquidity in 2012.

Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not paid from the commencement of the Segregated Account Rehabilitation Proceedings until the third quarter of 2012. As further described in Note 1 of the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, on or about September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. As of September 30, 2012, the Segregated Account paid $676.2 million, which represents 25% of claims permitted in accordance with the Policy Claim Rules. Permitted policy claims will be a future use of liquidity, including $313.6 million paid in October 2012. As further described in Note 1 of Part 1 – Notes to the Unaudited Consolidated Financial Statements, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Plan, with respect to the form and timing of satisfying the remaining balance of unpaid claims, could have a material effect on Ambac Assurance liquidity. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. Requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on the first two scheduled interest payment dates of June 7, 2011 and 2012 were disapproved by OCI. Ambac Assurance is restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided in the prior sentence, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on AMPS since 2010.

Our ability to recover RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $27.0 million, $2,341.4 million, and $349.2 million in 2013, 2014 and 2015, respectively. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially.

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

These transactions expose Ambac to the following risk, primarily as a result of Ambac Assurance’s rating downgrades:

•

Lease events of default and the requirement for a lessee to make a termination payment upon a demand by the lessor. Portions of any termination payments may be funded from the liquidation of the related defeasance collateral (i.e. investment agreements and/or other securities). To the extent a lessee fails to make a required termination payment, Ambac may be required to make a surety bond payment, or a swap settlement, under its guarantee policy or credit default swap, as applicable. The payment required under the Ambac credit enhancement will be based on the difference between the termination amount and the sum of the lessee’s payments plus the value derived from the defeasance collateral. Following a payment, Ambac would then be entitled to settle a credit default swap with the lessee or exercise its reimbursement rights against the lessee. In such circumstances Ambac, through subrogation or ownership in the leased assets, would have the right, along with other remedies, to liquidate the leased assets.

Ambac Assurance’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac Assurance rating downgrade triggers at September 30, 2012 and December 31, 2011 was $624.4 million and $844.3 million, respectively. Ambac Assurance’s financial guarantee exposure to these termination payments, net of defeasance collateral was $445.3 million and $699.9 million at September 30, 2012 and December 31, 2011, respectively. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of leveraged lease transactions where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amounted to $978.8 million as of September 30, 2012, and $1,454.2 million as of December 31, 2011. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDSs where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

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

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of September 30, 2012 were issued in connection with either municipal bonds or structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of September 30, 2012, Ambac had $336.4 million of contingent withdrawal investment agreements related to CLNs and $79.6 million related to municipal bonds. Ambac performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Credit Ratings and Collateral. The significant rating downgrades and withdrawals of ratings of Ambac Assurance by Moody’s and Standard & Poor’s resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. Ambac has posted collateral of $431.8 million in connection with its outstanding investment agreements, including accrued interest, at September 30, 2012.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges most of the related risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post independent amounts of collateral in excess of the amounts needed to cover unrealized losses. Additionally, AFS hedges part of its interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, it would generally result in a return of collateral to AFS in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $303.2 million, including independent amounts, under these contracts at September 30, 2012.

Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.

BALANCE SHEET

Total assets decreased from year-end by approximately $166 million to $26.95 billion at September 30, 2012, primarily as a result of the payment of Segregated Account claims payments and the exercise of call options to purchase $789 million of surplus notes issued by Ambac Assurance, and lower premium receivables and subrogation recoverables, partially offset by higher variable interest entity assets. As of September 30, 2012, total stockholders’ deficit was $3.49 billion; at December 31, 2011, total stockholders’ deficit was $3.15 billion. This increased deficit was primarily caused by the net loss for the nine months ended September 30, 2012, partially offset by unrealized gains on investment securities during the period.

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

Ambac UK’s investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policyholders. Ambac UK’s investment portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the FSA as regulator of Ambac UK. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions.

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

The following table summarizes the composition of Ambac’s investment portfolio at fair value by segment at September 30, 2012 and December 31, 2011:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
September 30, 2012:
Fixed income securities:
Municipal obligations(1)	$1,861.8	$—	$—	$1,861.8
Corporate obligations	1,056.8	65.3	—	1,122.1
Foreign obligations	70.4	—	—	70.4
U.S. government obligations	89.4	22.2	—	111.6
U.S. agency obligations	79.8	4.2	—	84.0
Residential mortgage-backed securities(2)	1,176.1	232.9	—	1,409.0
Collateralized debt obligations	24.7	12.1	—	36.8
Other asset-backed securities	532.5	212.5	—	745.0

	4,891.5	549.2	—	5,440.7
Short-term(1)	662.1	20.0	31.3	713.4
Other	0.1	—	—	0.1

	$5,553.7	569.2	31.3	6,154.2

Fixed income securities pledged as collateral:
U.S. government obligations	285.9	—	—	285.9
Residential mortgage-backed securities	—	—	—	—

	285.9	—	—	285.9

Total investments	$5,839.6	$569.2	$31.3	$6,440.1

Percent total	90.7%	8.8%	0.5%	100%

December 31, 2011:
Fixed income securities:
Municipal obligations(1)	$2,003.0	$—	$—	$2,003.0
Corporate obligations	1,015.6	111.9	—	1,127.5
Foreign obligations	94.8	—	—	94.8
U.S. government obligations	86.2	25.4	—	111.6
U.S. agency obligations	82.6	4.3	—	86.9
Residential mortgage-backed securities(2)	1,054.5	358.0	—	1,412.5
Collateralized debt obligations	31.7	14.5	—	46.2
Other asset-backed securities	669.6	278.2	—	947.8

	5,038.0	792.3	—	5,830.3
Short-term(1)	729.5	18.7	34.9	783.1
Other	0.1	—	—	0.1

	5,767.6	811.0	34.9	6,613.5

Fixed income securities pledged as collateral:
U.S. government obligations	260.8	—	—	260.8
Residential mortgage-backed securities	2.7	—	—	2.7

	263.5	—	—	263.5

Total investments	$6,031.1	$811.0	$34.9	$6,877.0

Percent total	87.7%	11.8%	0.5%	100%

(1)	Includes taxable and tax exempt securities.
(2)	Includes RMBS insured by Ambac Assurance.

The following table represents the fair value of mortgage and asset-backed securities at September 30, 2012 and December 31, 2011 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
September 30, 2012:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$427.7	$130.1	$—	$557.8
RMBS—Second Lien	457.3	—	—	457.3
U.S. Government Sponsored Enterprise Mortgages	73.6	99.1	—	172.7
RMBS—First Lien—Sub Prime	172.3	—	—	172.3
RMBS—First Lien—Prime	42.8	—	—	42.8
Government National Mortgage Association	2.4	3.7	—	6.1

Total residential mortgage-backed securities	1,176.1	232.9	—	1,409.0

Other asset-backed securities
Military Housing	$377.6	$—	—	$377.6
Credit Cards	—	176.8	—	176.8
Structured Insurance	56.9	—	—	56.9
Auto	20.9	32.2	—	53.1
Student Loans	14.6	3.5	—	18.1
Other	62.5	—	—	62.5

Total other asset-backed securities	532.5	212.5	—	745.0

Total	$1,708.6	$445.4	$—	$2,154.0

December 31, 2011
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$443.0	$224.4	$—	$667.4
RMBS—Second Lien	386.8	—	—	386.8
U.S. Government Sponsored Enterprise Mortgages	93.7	128.7	—	222.4
RMBS—First Lien—Sub Prime	126.0	—	—	126.0
RMBS—First Lien—Prime	4.4	—	—	4.4
Government National Mortgage Association	3.3	4.9	—	8.2

Total residential mortgage-backed securities	1,057.2	358.0	—	1,415.2

Other asset-backed securities
Military Housing	376.7	—	—	376.7
Credit Cards	—	176.4	—	176.4
Structured Insurance	123.3	—	—	123.3
Auto	55.6	78.1	—	133.7
Student Loans	16.6	13.6	—	30.2
Other	97.4	10.1	—	107.5

Total other asset-backed securities	669.6	278.2	—	947.8

Total	$1,726.8	$636.2	$—	$2,363.0

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is B+ and BB-, as of September 30, 2012 and December 31, 2011, respectively. There is additional auto exposure in short term investments of $0.0 million and $7.9 million at September 30, 2012 and December 31, 2011, respectively.

The following table provides the fair value of residential mortgage-backed securities (excluding U.S. Government Sponsored Enterprises and Government National Mortgage Association Mortgages) by vintage and type at September 30, 2012 and December 31, 2011:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
September 30, 2012
2003 and prior	$—	$4.3	$—	$3.8	$8.1
2004	30.4	13.2	—	1.4	45.0
2005	148.0	115.4	20.5	28.1	312.0
2006	192.5	273.1	5.8	91.1	562.5
2007	186.9	51.3	16.5	47.9	302.6

Total	$557.8	$457.3	$42.8	$172.3	$1,230.2

December 31, 2011
2003 and prior	$—	$0.5	$—	$4.3	$4.8
2004	29.0	7.1	—	1.3	37.4
2005	135.9	63.7	4.4	3.6	207.6
2006	175.4	254.0	—	83.8	513.2
2007	327.1	61.5	—	33.0	421.6

Total	$667.4	$386.8	$4.4	$126.0	$1,184.6

Ambac’s fixed income portfolio includes securities guaranteed by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor). Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. Since the insurance cannot be legally separated from the underlying security, the fair value of the insured securities in the investment portfolio includes the value of any financial guarantee embedded in such securities, including guarantees written by Ambac Assurance. In addition, a hypothetical fair value assuming the absence of the insurance is not readily available from our independent pricing sources.

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2012 and December 31, 2011, respectively:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short term	Total	Weighted Average Underlying Rating(1)
September 30, 2012
Ambac Assurance Corporation	$65.4	$4.7	$1,296.0	$—	$1,366.1	B
National Public Finance Guarantee Corporation	706.6	77.8	—	—	784.4	A+
Assured Guaranty Municipal Corporation	444.0	169.9	4.8	—	618.7	A
Financial Guarantee Insurance Corporation	17.6	—	5.2	—	22.8	A-
MBIA Insurance Corporation	—	19.4	2.6	—	22.0	BBB-
Assured Guaranty Corporation	—	—	14.9	—	14.9	D

Total	$1,233.6	$271.8	$1,323.5	$—	$2,828.9	BBB-

December 31, 2011
Ambac Assurance Corporation	$59.9	$4.6	$1,123.8	$—	$1,188.3	B+
National Public Finance Guarantee Corporation	816.7	82.4	—	—	899.1	A+
Assured Guaranty Municipal Corporation	447.0	160.2	9.3	24.0	640.5	A
Financial Guarantee Insurance Corporation	17.3	—	7.7	—	25.0	BBB+
MBIA Insurance Corporation	—	19.1	3.8	—	22.9	BBB-
Assured Guaranty Corporation	—	—	38.4	—	38.4	CCC+

Total	$1,340.9	$266.3	$1,183.0	$24.0	$2,814.2	BBB

(1)	Ratings represent the lower underlying rating assigned by Standard & Poor’s or Moody’s. If unavailable, Ambac’s internal rating is used.

The following table provides the ratings distribution of the fixed income investment portfolio at September 30, 2012 and December 31, 2011 by segment:

Rating(1):

	Financial Guarantee	Financial Services	Combined
September 30, 2012:
AAA	28%	60%	31%
AA	27	16	26
A	13	1	12
BBB	9	13	10
Below investment grade	17	10	16
Not rated	6	—	5

	100%	100%	100%

December 31, 2011:
AAA	25%	57%	29%
AA	33	17	31
A	14	<1	12
BBB	8	5	8
Below investment grade	13	21	14
Not rated	7	—	6

	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or Standard & Poor’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

The following table summarizes, for all securities in an unrealized loss position as of September 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	September 30, 2012		December 31, 2011
($ in millions)	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Estimated Fair Value(1)	Gross Unrealized Losses(1)
Municipal obligations in continuous unrealized loss for:
0—6 months	$27.5	$0.1	$4.4	$0.1
7—12 months	0.1	—	5.0	0.2
Greater than 12 months	4.3	—	14.6	0.2

	31.9	0.1	24.0	0.5

Corporate obligations in continuous unrealized loss for:
0—6 months	59.0	1.0	139.3	4.1
7—12 months	5.3	0.3	16.2	2.1
Greater than 12 months	136.0	8.6	178.9	17.0

	200.3	9.9	334.4	23.2

U.S. treasury obligations in continuous unrealized loss for:
0—6 months	26.1	0.4	130.4	0.1
7—12 months	—	—	—	—
Greater than 12 months	65.0	—	—	—

	91.1	0.4	130.4	0.1

Residential mortgage-backed securities in continuous unrealized loss for:
0—6 months	118.4	11.4	113.4	12.2
7—12 months	25.2	1.0	12.4	2.3
Greater than 12 months	112.9	23.9	105.7	43.3

	256.5	36.3	231.5	57.8

Collateralized debt obligations in continuous unrealized loss for:
0—6 months	0.2	0.3	33.0	0.8
7—12 months	—	—	—	—
Greater than 12 months	13.8	0.6	12.5	1.8

	14.0	0.9	45.5	2.6

Other asset-backed securities in continuous unrealized loss for:
0—6 months	9.7	—	176.6	8.3
7—12 months	0.3	—	5.2	—
Greater than 12 months	191.1	47.7	204.9	51.8

	201.1	47.7	386.7	60.1

Short term securities in continuous unrealized loss for:
0—6 months	2.5	—	5.8	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	2.5	—	5.8	—

Total	$797.4	$95.3	$1,158.3	$144.3

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.

Management has determined that the unrealized losses in fixed income securities at September 30, 2012 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities, including those guaranteed by Ambac Assurance, and a general increase in risk and liquidity premiums demanded by fixed income investors. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no unexpected principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management has no intent to sell these securities; and (d) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis.

The following table summarizes amortized cost and fair value for all securities in an unrealized loss position as of September 30, 2012 and December 31, 2011 by contractual maturity date:

	September 30, 2012		December 31, 2011
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$2.9	$2.8
Due after one year through five years	2.7	2.7	—	—
Due after five years through ten years	19.2	19.1	15.1	14.9
Due after ten years	10.1	10.1	6.5	6.3

	32.0	31.9	24.5	24.0

Corporate obligations:
Due in one year or less	21.9	21.4	—	—
Due after one year through five years	40.8	40.2	114.3	111.1
Due after five years through ten years	116.0	111.4	189.7	177.3
Due after ten years	31.5	27.3	53.6	46.0

	210.2	200.3	357.6	334.4

U.S. treasury obligations:
Due in one year or less	81.5	81.2	—	—
Due after one year through five years	9.8	9.7	130.3	130.2
Due after five years through ten years	0.2	0.2	0.2	0.2
Due after ten years	—	—	—	—

	91.5	91.1	130.5	130.4

Residential mortgage-backed securities	292.8	256.5	289.3	231.5

Collateralized debt obligations	14.9	14.0	48.1	45.5

Other asset-backed securities	248.8	201.1	446.8	386.7

Short term securities	2.5	2.5	5.8	5.8

Total	$892.7	$797.4	$1,302.6	$1,158.3

Cash Flows. Net cash (used in) provided by operating activities was ($405.6) million and $198.9 million during the nine months ended September 30, 2012 and 2011, respectively. Operating cash flows decreased primarily due to claim payments of $619.1 million, net of recoveries and reinsurance, including the partial payment of previously unpaid Segregated Account claims in accordance with the Policy Claim Rules, which began in the third quarter of 2012 (see Note 1 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q). Additionally, permitted policy claim payments made in October 2012 were approximately $313.6 million.

Net cash provided by investing activities was $816.4 million and $29.9 million during the nine months ended September 30, 2012 and 2011, respectively. These 2012 investing activities were primarily from sales and maturities of fixed income securities that were used for Segregated Account claim payments which began in the third quarter of 2012.

Net cash used in financing activities was $336.7 million and $217.0 million during the first nine months ended September 30, 2012 and 2011, respectively. Financing activities for the nine months ended September 30, 2012 and 2011 included a paydown of $15.1 million on a variable interest entity secured borrowing in 2012 and repayments of investment and payment agreements of $133.1 million and $214.6 million, in the nine months ended September 30, 2012 and 2011, respectively. Also included in 2012 financing activities was a payment of $188.4 million, whereby Ambac Assurance exercised options to repurchase surplus notes with an aggregate par value of $789.2 million.

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

Credit Risk

Ambac is exposed to credit risk in various capacities, including as an issuer of financial guarantees; a seller of credit default swaps; a counterparty to reinsurers, derivative and other financial contracts; and as a holder of investment securities.

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

Reinsurance—To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, and (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures. Ambac Assurance held letters of credit and collateral amounting to approximately $349.4 million from its reinsurers at September 30, 2012. The largest reinsurer accounted for 7.4% of gross par outstanding at September 30, 2012.

As of September 30, 2012, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $22,202 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at September 30, 2012 and the reinsurers’ rating levels as of November 3, 2012:

Reinsurers	Rating	Moody’s Outlook	Percentage of total ceded par	Net unsecured reinsurance recoverable (in thousands)(1)
Assured Guaranty Re Ltd	A1	Ratings Under Review	86.9%	$—
Sompo Japan Insurance Inc	A1	Stable	7.1	—
Assured Guaranty Corporation	Aa3	Ratings Under Review	6.0	13,793

Total			100.0%	$13,793

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

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

Interest Rate Risk:

Financial instruments for which fair value may be affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under repurchase agreements, long-term debt and interest rate derivatives. The following table summarizes the estimated change in fair value (based primarily on the valuation models discussed above) on these financial instruments, assuming immediate changes in interest rates at specified levels at September 30, 2012:

Change in Interest Rates	Estimated Net Fair Value	Estimated Change in Net Fair Value
($ in millions)
300 basis point rise	$4,800	$	(95)
200 basis point rise	4,935		40
100 basis point rise	4,930		35
Base scenario	4,895		—
100 basis point decline	4,772		(123)

Due to the low interest rate environment as of September 30, 2011, stress scenarios involving interest rate declines greater than 100 basis points are not meaningful to the Company’s portfolios.

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

Ambac Financial Services (“AFS”) manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and some excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $1.2 million for a 1 basis point parallel shift in USD swap rates up or down, respectively, at September 30, 2012.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of interest rate risk for interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the nine month period ended September 30, 2012, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $37.7 million. Ambac’s VaR ranged from a high of $43.7 million to a low of $32.5 million for the nine month period ended September 30, 2012. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing stress testing to measure the potential for losses in volatile markets. These stress tests include parallel and non-parallel shifts in the benchmark interest rate curve.

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

The following table summarizes the estimated change in fair values on the net balance of Ambac’s net credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at September 30, 2012:

($ in millions) Change in Underlying Spreads	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	$(90)	$(194)	$(284)	$(471)
250 basis point widening	(45)	(97)	(142)	(329)
50 basis point widening	(9)	(19)	(28)	(215)
Base scenario	—	—	—	(187)
50 basis point narrowing	9	19	28	(159)
250 basis point narrowing	35	87	122	(65)
500 basis point narrowing	38	128	166	(21)

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $347.7 million reduction to the credit derivatives liability as of September 30, 2012. At September 30, 2012 the credit valuation adjustment was calculated as 65% of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further information on the measurement of the credit valuation adjustment.

The fair value of interest rate swaps may be affected by changes the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk were not significant as of September 30, 2012. At September 30, 2012, the Ambac credit valuation adjustment represented 62% of the derivative liability of applicable contracts as measured before considering Ambac credit risk.

Current yields on certain fixed income securities held in our investment portfolio imply credit spreads that are in some cases greater than 800 basis points over LIBOR as of September 30, 2012. These are generally Alt-A and subprime residential mortgage-backed securities, some of which are guaranteed by Ambac Assurance. Credit spreads may reflect the non-payment risk of the underlying mortgages, the guarantor or both. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost basis of the securities. Future performance of the mortgages underlying these securities, as well as U. S. residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

Foreign Exchange Risk:

Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, derivative instruments and assets and liabilities of Ambac UK and Ambac’s consolidated VIEs. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of September 30, 2012.

($ in millions)	Change in Foreign Exchange Rates Against U.S. Dollar
	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(129.1)	$(64.5)	$64.5	$129.1

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

Ambac tests critical systems (and their backup), and maintains a disaster recovery site as part of its Disaster Recovery Plan. This remote warm-site facility is complete with user work stations, phone system, data center, internet connectivity and a power generator, capable of serving the needs of the disaster recovery team to support all business operations. The plan, facility and systems are revised and upgraded where necessary, and user tested annually to confirm their readiness.

Legal Risk

Legal risks attendant to Ambac’s businesses include uncertainty with respect to the enforceability of the obligations insured by Ambac and the security for such obligations, as well as uncertainty with respect to the enforceability of the obligations of Ambac’s counterparties, including contractual provisions intended to reduce exposure by providing for the offsetting or netting of mutual obligations. Ambac seeks to remove or minimize such uncertainties through continuous consultation with internal and external legal advisers to analyze and understand the nature of legal risk, to improve documentation and to strengthen transaction structures.

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

In connection with the preparation of this Third Quarter Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, and as a result of the effective remediation of the previously disclosed material weakness in internal controls (as more fully described in the 2010 and 2011 Annual Reports on Form 10-K), Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, Ambac’s disclosure controls and procedures were effective.

Ambac believes that the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, Ambac’s consolidated financial condition as of September 30, 2012 and December 31, 2011 and consolidated results of operations for the three and nine month periods ended September 30, 2012 and 2011 and consolidated cash flows for the nine month periods ended September 30, 2012 and 2011, in conformity with U.S. generally accepted accounting principles. There has not been any changes in Ambac’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three and nine month periods ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Ambac’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings.

Please refer to Note 12 “Commitments and Contingencies” of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q for a discussion on legal proceedings against Ambac and its subsidiaries.

Item 1A.	Risk Factors.

You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2011, which are hereby incorporated by reference, as well as the additional risk factor information appearing below in this section and elsewhere in this report. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K.

We have revised the following risk factor disclosed in the “Risk Factors” section of our 2011 Annual Report on Form 10-K:

The Rehabilitator is considering substantial amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings against Ambac Assurance which would likely have adverse consequences to holders of Ambac securities and may have adverse consequences to holders of securities insured by Ambac Assurance and could have material impact on our financial condition and results of operation.

As described elsewhere herein, the issuance of Surplus Notes by Ambac Assurance or by the Segregated Account as contemplated by the current Segregated Account Rehabilitation Plan could subject Ambac Assurance to the risk of deconsolidation from Ambac for tax purposes, which may also result in a Section 382 limitation with respect to Ambac Assurance’s NOLs or an attribution of such NOLs to Ambac, or could subject Ambac Assurance to the risk of recognizing significant cancellation of indebtedness income. As a result, the Rehabilitator is considering substantial amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings with respect to Ambac Assurance. Such amendments to the Segregated Account Rehabilitation Plan (and, presumably, any rehabilitation plan with respect to Ambac Assurance) could include the elimination of the issuance of Surplus Notes by the Segregated Account and/or the imposition of transfer restrictions on any Surplus Notes issued by the Segregated Account.

Any such amendments to the Segregated Account Rehabilitation Plan could adversely affect the interests of Ambac security holders and holders of securities insured by Ambac Assurance. Notwithstanding that amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings with respect to Ambac Assurance would be designed to preserve tax attributes for the ultimate benefit of policyholders, such amendments (or any rehabilitation plan with respect to Ambac Assurance) might have other adverse impacts on holders of securities insured by Ambac Assurance, including, without limitation, delays in receipt of cash in respect of claims, absence of Surplus Notes (or other securities or instruments) in respect of claims and/or the imposition of trading restrictions on Surplus Notes received in respect of claims. If Surplus Notes were eliminated from the Segregated Account Rehabilitation Plan (and other securities or instruments were not issued in their place), then the portion of permitted claims on policies allocated to the Segregated Account that have not been paid in cash would remain unsatisfied obligations of the Segregated Account. Such obligations may or may not accrue interest according to the terms of the modified Segregated Account Rehabilitation Plan (or any rehabilitation plan for Ambac Assurance). If the portion of permitted claims on policies allocated to the Segregated Account that have not been paid in cash was left unsatisfied pending further cash payments, then Ambac Assurance could lose its entitlement to certain reimbursements that would have been payable to it had such claims been (or been deemed to be) fully satisfied by the issuance of Surplus Notes (or other securities or instruments). Furthermore, certain insured securities would accrue additional interest inasmuch as the outstanding balance of such securities would not be reduced by the amount of unpaid claims. As a result of the aforementioned, allowing the portion of permitted claims on policies allocated to the Segregated Account that have not been paid in cash to remain unsatisfied could result in a material change in our financial results.

The initiation of rehabilitation proceedings with respect to Ambac Assurance would result in the assumption of control by the Rehabilitator of all of Ambac Assurance’s assets and management of Ambac Assurance. In exercising control, the Rehabilitator would act for the benefit of policyholders, and would not take into account the interests of security holders of Ambac; such actions may result in material adverse consequences for Ambac’s security holders. In addition, the initiation of delinquency proceedings against Ambac Assurance would further decrease the likelihood that OCI will permit Ambac Assurance to make future dividend payments to Ambac.

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

AMBAC FINANCIAL GROUP, INC.

Dated: November 14, 2012	By:	/S/ DAVID TRICK

	Name:	David Trick
	Title:	Senior Managing Director, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.