Form 10-K
period 2012-12-31
AMBAC FINANCIAL GROUP INC
filed 2013-03-22
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2012 was $8,336,718. As of March 8, 2013, 302,436,610 shares of Common Stock, par value $0.01 per share, were outstanding.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac Financial Group, Inc. (“Ambac” or the “Company”) management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) failure to consummate a plan of reorganization under Chapter 11, which may lead to the commencement of liquidation proceedings pursuant to Chapter 7; (2) the impact of the bankruptcy proceeding on the holders of Ambac securities; (3) failure to satisfactorily resolve our dispute with the United States Internal Revenue Service; (4) the failure of Ambac Assurance Corporation (“Ambac Assurance”) to pay dividends to Ambac; (5) adverse events arising from the rehabilitation proceedings for the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”), including the failure of the injunctions issued by the Wisconsin rehabilitation court to protect the Segregated Account and Ambac Assurance from certain adverse actions; (6) litigation arising from the Segregated Account rehabilitation proceedings; (7) decisions made by the rehabilitator of the Segregated Account for the benefit of policyholders may result in material adverse consequences for Ambac’s security holders; (8) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (9) uncertainty concerning our ability to achieve value for holders of Ambac securities after the Company’s emergence from bankruptcy; (10) potential of a full rehabilitation proceeding against Ambac Assurance or material changes to the Segregated Account rehabilitation plan, with resulting adverse impacts; (11) inadequacy of reserves established for losses and loss expenses, including our inability to realize the recoveries or future commutations included in our reserves; (12) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (13) risks relating to determination of amount of impairments taken on investments; (14) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (15) market spreads and pricing on insured collateralized loan obligations (“CLOs”) and other derivative products insured or issued by Ambac or its subsidiaries; (16) Ambac’s financial position and the Segregated Account rehabilitation proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (17) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (18) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, CLOs, public finance obligations and exposures to reinsurers; (19) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (20) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (21) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (22) changes in prevailing interest rates; (23) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance; (24) changes in accounting principles or practices that may impact Ambac’s reported financial results; (25) legislative and regulatory developments; (26) operational risks, including with respect to internal processes, risk models, systems and employees; (27) changes in tax laws, tax disputes and other tax-related risks; and (28) other risks and uncertainties that have not been identified at this time.

Part I

Item 1.	Business

INTRODUCTION

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company whose sole material asset is Ambac Assurance Corporation (“Ambac Assurance”). Ambac was incorporated in the state of Delaware on April 29, 1991. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As debtor and debtor-in-possession, Ambac filed a Fifth Amended Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be amended, the “Reorganization Plan”). The Bankruptcy Court entered an order confirming the Reorganization Plan on March 14, 2012.

The Reorganization Plan sets forth the revised capital structure of a newly reorganized Ambac and provides for corporate governance subsequent to emergence from bankruptcy. Under the Reorganization Plan, Ambac’s debt holders and other creditors will receive all of the equity in the reorganized company. Therefore, if the Reorganization Plan is consummated, our existing common stock will be cancelled and extinguished and the holders thereof would not be entitled to receive, and would not receive or retain, any value on account of such equity interests. As noted below, we are exploring new business opportunities for Ambac. It is not possible at this time to predict the industry, operating results, revenues, future prospects or other characteristics of any future business, or the terms of any future acquisition. Our efforts to pursue a new business opportunity may be unsuccessful or require significant financial or other resources. No assurance can be given that we will be able to locate or complete the acquisition or development of any business or, if acquired or developed, generate any revenues or be able to successfully integrate such business into our current operating structure. Due to these factors, as well as uncertainties relating to Ambac Assurance as described below, the value of our securities is highly speculative and investors could lose the entirety of any such investment. Amounts reflected in our Consolidated Financial Statements relative to these securities are not intended to represent redemption values that will be realized by the holders thereof pursuant to the bankruptcy proceedings or otherwise. For additional risks and uncertainties concerning Ambac, please refer to Part I, Item 1A of this Form 10-K.

The Bankruptcy Court has entered an order (the “Trading Order”) that generally restricts (i) investors from acquiring Ambac stock if after any such acquisition a holder would beneficially own at least 13,500,000 shares of Ambac stock and (ii) investors from transferring or acquiring claims (including debt securities) if after any such transfer or acquisition a holder would beneficially own claims that could result in such holder receiving stock in reorganized Ambac pursuant to the terms of the Reorganization Plan with a value equal to or greater than 4.5% of the value of the stock of reorganized Ambac. Refer to Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further discussion of the Trading Order.

The Reorganization Plan reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance Corporation (“Ambac Assurance”), the Segregated Account (as defined below) and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance as well as to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) related to (i) the net operating loss carryforwards (“NOLs”) of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member (the “Ambac Consolidated Group”), (ii) certain tax refunds received and contributed to Ambac Assurance, and (iii) the sharing of expenses between the Company and Ambac Assurance. The terms of the Amended Plan Settlement are memorialized in that certain Mediation Agreement dated September 21, 2011 (the “Mediation Agreement”) among such parties. Refer to Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further discussion of the Amended Plan Settlement and Ambac’s bankruptcy.

The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio caused downgrades and ultimately rating withdrawals of Ambac Assurance’s financial strength ratings from the independent rating agencies. These losses have prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac Assurance’s future operations and financial results. Ambac Assurance is unable to pay dividends, and as a result Ambac’s liquidity has been restricted. Refer to Dividend Restrictions, Including Contractual Restrictions below for further discussion.

Item 1.	Business

In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. OCI commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of the creation and rehabilitation of the Segregated Account.

Ambac’s principal business objective is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business. Ambac’s financial guarantee business was executed through its primary operating subsidiary, Ambac Assurance. Ambac is also exploring entering into new businesses, apart from Ambac Assurance and Everspan Financial Guarantee Corp., as it prepares to emerge from bankruptcy. As part of its efforts to increase the residual value of its financial guarantee business, Ambac Assurance has pursued certain loss mitigation strategies, including seeking recovery of paid claims, commencing litigation to recover losses or mitigate future losses, entering into commutations of policies at discounts to their expected losses and purchasing Ambac-insured securities (collectively “de-risking”). Ambac Assurance considers the cash payment, if any, as well as the potential for lost future premium receipts in its review of the economic impact of executing such de-risking transactions. In 2012, Ambac Assurance commuted $2.0 billion of gross par exposure for aggregate payments of $56 million primarily relating to student loan credits. Additionally, Ambac Assurance purchased securities guaranteed by it for an aggregate purchase price of $328 million, inclusive of the intrinsic cash flows from the issuer of the securities. Refer to “BUSINESS SEGMENTS—Risk Management” below for further discussion of such activities. Opportunities for de-risking transactions depend on market conditions, including the perception of Ambac Assurance’s creditworthiness by interested parties, the structure of the underlying risk and associated policy, as well as other factors. Ambac Assurance’s ability to further commute policies or purchase securities may be limited by available liquidity. Execution of de-risking transactions with respect to liabilities allocated to the Segregated Account is subject to the authority of the Rehabilitator. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to enter into de-risking transactions

BUSINESS SEGMENTS

Ambac has two reportable business segments: Financial Guarantee and Financial Services. Each of these businesses is conducted by Ambac Assurance and/or its subsidiaries and is, therefore, subject to control of, or oversight by, the OCI and the Financial Services Authority (“FSA”). The FSA oversight relates to the activities of Ambac Assurance UK, Limited. As noted above, our activities in these sectors have been limited to loss mitigation and the recovery of residual value in Ambac Assurance as a result of the deterioration of Ambac Assurance’s financial condition. Ambac is no longer originating or competing for new business and is currently managing the runoff of these portfolios. As such, the following descriptions of the Financial Guarantee and Financial Services segments relate to the existing portfolios in those segments.

Ambac provided financial guarantee insurance for public and structured finance obligations through its primary operating subsidiary, Ambac Assurance. Ambac Assurance’s principal business consists of mitigating losses on poorly performing transactions (including through the pursuit of recoveries in respect of paid claims, litigation to recover losses or mitigate future losses, commutations of policies, purchases of Ambac-insured obligations and repurchases of surplus notes issued by Ambac Assurance or the Segregated Account) and maximizing the return on its investment portfolio. Refer to Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional discussion of the establishment of the Segregated Account and the subsequent Segregated Account Rehabilitation Proceedings.

Through its financial services subsidiaries, Ambac provided financial and investment products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. The interest rate swap and investment agreement

Item 1.	Business

businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

Ambac’s Asset Liability Management Committee (“ALCO”) is a multidisciplinary committee that was established in late 2011. ALCO’s objective is to implement and foster an enterprise wide culture and approach to liquidity management, asset valuation, hedging, and risk remediation. Members of ALCO include the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and senior managers from investment management, capital markets and risk management. ALCO has scheduled monthly meetings and will also meet on an ad hoc basis to consider, for example, the commutation of distressed financial guarantee exposures.

Financial information concerning our business segments for each of 2012 and 2011 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Form 10-K. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Form 10-K or other filings with the SEC, and the information contained on our website is not part of this document.

Financial Guarantee Segment

The financial guarantee segment includes insurance policies and credit derivative contracts. Generally, financial guarantees provide an unconditional and irrevocable guarantee which protects the holder of a debt obligation against non-payment when due. Pursuant to such guarantees, Ambac Assurance and its subsidiaries make payments if the obligor responsible for making payments fails to do so when scheduled. Credit derivatives permit certain counterparties to assert mark-to-market termination claims; however, the assertion of such mark-to-market claims has been enjoined by the Rehabilitation Court. See discussion of “Ambac Assurance Liquidity” in Part II, Item 7 included in this Form 10-K for further information.

Ambac’s financial guarantee insurance policies and credit derivative contracts expose the company to the direct credit risk of the assets supporting the guaranteed obligation. In addition to such direct credit exposure, Ambac’s insured transactions expose us to indirect risks that may increase our overall risk. Such indirect risks include credit risk separate from, but correlated with, our direct credit risk, market risk, natural disaster risk, mortality or other non credit type risks.

Ambac Assurance derives financial guarantee revenues from: (i) premiums earned from insurance contracts; (ii) net investment income; (iii) revenue from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) amendment and consent fees. Financial guarantee expenditures include (i) loss and commutation payments for credit exposures that have experienced significant credit deterioration and/or default; (ii) loss-related expenses, including those relating to the remediation of problem credits, and (iii) operating expenses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Form 10-K for further information. Prior to the discontinuance of the issuance of new financial guarantees, premiums for financial guarantees were received either upfront (typical of public finance obligations) or on an installment basis from the cash flows generated by the underlying assets (typical of structured finance obligations). Despite not underwriting new business, Ambac continues to collect premiums on its existing portfolio of guarantees that pay premiums on an installment basis.

Risk Management

The insured portfolio Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategies, surveillance and remediation of the financial guarantee portfolio (including through the pursuit of recoveries in respect of paid claims and commutations of policies). These activities are integral to Ambac’s principal business objective by mitigating losses on poorly performing transactions. As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. The Rehabilitator operates the Segregated Account through a management services contract executed between Ambac Assurance and the Segregated Account pursuant to which the Risk Management group provides surveillance, remediation and loss mitigation services to the Segregated Account.

Item 1.	Business

Furthermore, by virtue of the contracts executed between Ambac Assurance and the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities, which have not been allocated to the Segregated Account. As such, the following discussion of Ambac’s risk management practices is qualified by reference to the Rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices.

Ambac’s risk management function for the insured portfolio has an organizational structure designed around the two major areas of focus: Portfolio Risk Management and Analysis (“PRM”) and Credit Risk Management (“CRM”). As a result of the current credit and economic environment, Ambac heightened its surveillance efforts on all exposures, focusing on the identification of credits and asset types across the portfolio that were likely to experience increased stress or potential for losses. The senior managers within the risk management groups report directly to the Chief Executive Officer (“CEO”) and regularly inform and update the Audit Committee of the Board of Directors of Ambac and Ambac Assurance with respect to risk-related topics in the insured portfolio.

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

Analysts review, on a regular and ad hoc basis, credits in the book of business. Risk-adjusted surveillance strategies have been developed for each bond type with review periods and scope of review based upon each bond type’s risk profile. The risk profile is assessed regularly in response to our own experience and judgments or external factors such as the economic environment and industry trends. The focus of the surveillance review is to assess performance, identify credit trends and recommend appropriate credit classifications, ratings and changes to a transaction or bond type’s review period. If a problem is detected, the group focuses on loss mitigation by recommending appropriate action and working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac Assurance’s exposure to potential loss. Those credits that are either in default or have developed problems that eventually may lead to a default or claim payment are tracked closely by the appropriate surveillance team, senior risk managers and discussed at regularly scheduled meetings with CRM (see discussion following in “Credit Risk Management”).

In structured transactions, including structured public finance transactions, Ambac Assurance often is the control party as a result of insuring the transaction’s senior class or tranche. The control party may direct specified parties, usually the trustee, to take or not take certain actions following contractual defaults or trigger events. Control rights and the scope of direction and remedies vary considerably among our insured transactions. Because Ambac Assurance is party to and/or has certain rights in documents supporting transactions in the insured portfolio, Ambac Assurance frequently receives requests for amendments, waivers and consents (“AWCs”). As discussed below under “Credit Risk Management,” Ambac Assurance’s risk management personnel review, analyze and process all requests for AWCs. As a part of the Segregated Account Rehabilitation Proceedings, the Rehabilitation Court enjoined parties to preserve Ambac’s control rights that could otherwise have lapsed or been compromised.

Item 1.	Business

Surveillance for collateral dependent transactions, including, but not limited to, residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and student loan transactions, focuses on review of the underlying asset cash flows and, if applicable, the performance of servicers or collateral managers. Ambac Assurance generally receives periodic reporting of transaction performance from issuers or trustees. Risk analysts review these reports to monitor performance and, if necessary, seek legal or accounting advice to assure that reporting and application of cash flows comply with transaction requirements.

Proactive credit remediation can help to reduce exposure and/or reduce risk in the insured portfolio by securing rights and remedies, both of which help to mitigate losses in the event of default. The emphasis on reducing risk is centered on reducing enterprise-wide exposure on a prioritized basis.

Cross-functional teams have been established by senior risk managers in PRM to promote the active mitigation and/or targeted remediation of the insured portfolio. Examples of such teams include teams of professionals focused on (i) RMBS servicing oversight and transfer, (ii) the review and enforcement of contractual representations and warranties in RMBS policies and (iii) the analysis and prioritization of policies allocated to the Segregated Account to target and execute risk reduction and commutation strategies. The establishment and purview of cross-functional teams is targeted to address our highest risk exposures. Members of such teams work with both internal and external experts in the pursuit of risk reduction on all fronts.

The RMBS servicing oversight team focuses on servicer oversight and remediation. Analysts monitor the performance of servicers through a combination of (i) regular reviews of servicer performance; (ii) compliance certificates received from servicer management; (iii) independent rating agency information; (iv) a review of servicer financial information; and (v) onsite servicing diligence. Servicer performance reviews typically include a review of collateral performance, including comparisons against benchmarks, as well as the processes of collection, default management, and loss mitigation. Ambac Assurance may require a back-up servicer or require “term-to-term” servicing which provides for limited, renewable servicing terms in order to provide greater flexibility regarding the servicing arrangements of a particular transaction.

In some transactions, Ambac Assurance has the right to direct a transfer of servicing to an alternative servicer, subject to certain conditions. The decision to exercise this right is made based on various factors, including an assessment of the performance of the existing servicer as outlined above, and an assessment of whether a transfer of servicing may improve the performance of the collateral and reduce risk to Ambac Assurance. Ambac Assurance assesses potential transferee servicers through on-site servicer reviews and reviews of servicer financial information. Accordingly, Ambac Assurance has developed relationships with preferred servicers in the residential mortgage backed sector. Preferred servicers are selected through a formalized servicer review process that determines, among other key factors, the servicer’s ability and willingness to actively manage intense and proven loss mitigation activities on RMBS. On selected distressed or high risk RMBS, Ambac Assurance may decide to exercise its rights to direct the transfer of servicing to a preferred servicer. The transfer of servicing is done with the objectives of (i) minimizing losses and distress levels by deploying targeted and enhanced loss mitigation programs; (ii) increasing visibility to Ambac Assurance of all servicing activities that impact overall deal performance; and (iii) better aligning the servicer’s financial interest to the performance of the underlying deal through the utilization of performance based incentives. Ambac Assurance believes that the improved loss mitigation activities, alignment of interests and close monitoring of the preferred servicers constitute credible means of minimizing risks and losses related to selected Ambac Assurance insured RMBS.

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

Item 1.	Business

The risk restructuring group focuses on the analysis, implementation and execution of commutation and related claims reduction or defeasance strategies primarily for policies allocated to the Segregated Account. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of other loss mitigation strategies in order to target and prioritize policies, or portions thereof, for commutation, refinancing, bond purchase (of securities guaranteed by Ambac Assurance), or other claims reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure, and execute such strategies.

Credit Risk Management

CRM manages the decision process for all material matters that affect credit exposures within the insured portfolio. While PRM is responsible for the credit analysis and the recommendation and execution of credit remediation strategies, CRM provides a forum for independent assessments and sign-offs and drives consistency and timeliness. The scope of credit matters under the purview of CRM includes material amendments, waivers and consents, remediation plans, credit review scheduling, adverse credit classification and below investment grade rating designations, adversely classified credit reviews, sector reviews, and overall portfolio review. The decision process may involve a review of structural, legal, political and credit issues and also includes determining the proper level of approval, which varies based on the nature and materiality of the matter. Please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the various credit classifications, including those on the adversely classified credit listing.

Adversely Classified Credit Review

Credits that are either in default or have developed problems that eventually may lead to a default are tracked closely by the appropriate PRM surveillance team and discussed at meetings with CRM. Adversely classified credit meetings include members of CRM, PRM surveillance and PRM legal analysts, as necessary. As part of the review, relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification is considered. Internal and/or external counsel generally review the documents underlying any problem credit and, if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. The review schedule for adversely classified credits is tailored to the remediation plan to track and prompt timely action and proper internal and external resourcing. A summary of developments regarding the adversely classified credits and credit trends is also provided to Ambac’s and Ambac Assurance’s Board of Directors on a quarterly basis.

The insured portfolio contains exposures that are correlated and/or concentrated. Ambac’s surveillance includes identifying these types of exposures and identifying the risks that would or could trigger credit deterioration across the related exposures. When such risks occur, adverse credit classification may be warranted across many of the correlated and/or concentrated exposures. This is the case with student loans and RMBS for example. In the past, our not for profit healthcare and our leveraged lease exposures experienced periods of stress arising from their concentrated and/or correlated risks. In the future, Ambac’s portfolio may be subject to similar credit deterioration arising from concentrated and/or correlated risks. Examples of other such risks that could impact our portfolio, and that our surveillance is designed to monitor include for example, the impact of large scale domestic military cutbacks on our military housing portfolio or event risk such as natural disasters or other regional stresses. Most such risks cannot be predicted, and may materialize unexpectedly or develop rapidly, however our surveillance allows us to connect the event and stress to the related exposures and assign an adverse credit classification and estimate losses across the affected credits when necessary.

Amendment, Waiver and Consent (“AWC”) Review / Approval

The decision to approve or reject AWCs is based upon certain credit factors, such as the issuer’s ability to repay the bonds and the bond’s security features and structure. Members of Ambac Assurance’s PRM risk management group review, analyze and process all requests for AWCs. All AWCs are initially screened for materiality in the surveillance groups. Non-material AWCs require the approval of at least a PRM surveillance analyst and a portfolio risk manager. Material AWCs are within the purview of CRM, as noted above. For material AWCs, CRM has established minimum requirements that may be modified to require more or varied signatures depending upon the matter’s complexity, size or other characteristics.

Ambac Assurance assigns internal credit ratings to individual exposures as part of the AWC process and at surveillance reviews. These internal credit ratings, which represent Ambac Assurance’s independent judgments, are based upon underlying credit parameters consistent with the exposure type.

Item 1.	Business

Financial Guarantees in Force

Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2012 and December 31, 2011. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	December 31, 2012	December 31, 2011
Public Finance	$143,018	$176,817
Structured Finance	42,359	55,145
International Finance	38,256	40,542

Total net par outstanding	$223,633	$272,504

Included in the above net par exposures at December 31, 2012 and 2011 are $11,282 and $14,167, respectively, of exposures that were executed in the form of credit derivatives, primarily collateralized loan exposures. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for further discussion of credit derivative exposures.

U. S. Public Finance Insured Portfolio

Ambac’s portfolio of U.S. public finance exposures is $143,018 million, representing 64% of Ambac’s net par outstanding as of December 31, 2012. While Ambac’s U.S. Public Finance portfolio consists predominately of municipal issuances such as general and revenue obligations, lease and tax-backed obligations of state and local government entities (including tax allocation bonds as described further below), the portfolio also comprises a wide array of non-municipal types of issuances, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public interests.

Municipal issuance is generally supported directly or indirectly by the issuer’s taxing authority or by public sector fees and assessments which may or may not be specifically pledged. Risk factors in these transactions derive from the health of the municipal issuer, including its fiscal management, politics, economic position, stability and trends, as well as issuers’ ability and willingness to continue to pay their debt service while undergoing severe stress. Municipal bankruptcy, while still uncommon, has increased, exposing Ambac to the risk of liquidity claims and ultimate losses if issuers cannot successfully reorganize without impairing debt creditors.

Not-for-profit transactions are generally supported by the not-for-profit entities’ net revenues and may also include specific pledges, liens and/or mortgages. The entity typically serves a well-defined market and promulgates a public purpose mission. These transactions may afford Ambac contractual protections such as financial covenants and control rights in the event of issuer breaches and defaults. Risk factors in these transactions derive from the creditworthiness of the issuer, including but not limited to its financial condition, leverage, management, business mix, competitive position, industry and socioeconomic trends, government programs, etc. Examples of these types of transactions include not-for-profit hospitals and universities, charities, associations and museums.

Public/private transactions are generally structured to achieve their targeted public interest objective without direct support from the public sector. Some examples of this type of financing include affordable housing, private education, and privatized military and student housing. Protections these financings offer to Ambac usually include the strength of the financed asset’s essentiality and public purpose, financial covenants, security, and control rights. Risk factors include financial underperformance, event risk and a shift in the asset’s mission or essentiality. One example of this type of financing is U.S. military housing. Ambac insures approximately $6.8 billion of privatized military housing debt. The debt was issued to finance the construction and / or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). Security for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include the ongoing base essentiality, military deployments, the U.S. government’s commitment to fund 100% of the BAH, the marketability/attractiveness of the on-base housing units versus off base housing, construction completion, environmental remediation, utility and other operating costs and housing management.

Item 1.	Business

Certain issuers in our public finance portfolio have issued floating rate debt, which may introduce interest rate risk to Ambac Assurance. Refer to Auction Rate Securities and Variable Rate Demand Obligation Exposures below for further discussion. See Note 4 to the Consolidated Financial Statements, located in Part II, Item 8 of this Form 10-K for exposures by bond type.

The table below shows Ambac’s ten largest U. S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2012:

($ in millions)	Ambac Ratings (1)	Net Par Outstanding	% of Total Net Par Outstanding
California State—GO	A	$2,800	1.3%
New Jersey Transportation Trust Fund Authority—Transportation System	A+	2,053	0.9%
Bay Area Toll Authority, CA Toll Bridge Revenue	AA-	1,581	0.7%
NYS Thruway Authority, Highway & Bridge Revenue	AA-	1,414	0.6%
Massachusetts School Building Authority, MA, Sales Tax Revenue	AA	1,248	0.6%
Massachusetts Commonwealth—GO	AA	1,216	0.5%
Washington State—GO	AA	1,154	0.5%
Los Angeles Unified School District, CA—GO	AA-	944	0.4%
Sales Tax Asset Receivable Corporation, NY, Revenue	A	846	0.4%
Golden State Tobacco Securitization Corp., CA Enhanced Tobacco Settlement	A	833	0.4%

Total		$14,089	6.3%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees.

U.S. Structured Finance and Asset-Backed Insured Portfolio

Ambac’s portfolio of U.S. structured finance exposures is $42,359 million, representing 19% of Ambac’s net par outstanding as of December 31, 2012. Insured exposures include securitizations of mortgage loans, home equity loans, student loans, leases, operating assets, collateralized debt obligations (“CDO”), collateralized loan obligations (“CLO”), and other asset-backed financings, in each case where the majority of the underlying collateral risk is situated in the United States. Additionally, Ambac’s structured finance insured portfolio encompasses both secured and unsecured debt issued by investor-owned utilities. Included within the operating asset sector are securitizations of aircraft, shipping containers and rail car fleets. See Note 4 to the Consolidated Financial Statements, located in Part II, Item 8 in this Form 10-K for exposures by bond type as of December 31, 2012.

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

Item 1.	Business

held by the senior note holders, or guarantor in insured transactions, will determine the extent to which underlying asset performance can be influenced upon non-performance to improve the revenues available to cover debt service.

The following table presents the top five servicers by net par outstanding at December 31, 2012 for U.S. structured finance exposures:

Servicer	Bond Type	Net Par Outstanding
($ in millions)
Bank of America N.A.	Mortgage-backed	$5,641
Ally Bank	Mortgage-backed	$2,754
Pennsylvania Higher Education Assistance Agency	Student Loan	$2,734
Specialized Loan Servicing, LLC	Mortgage-backed	$2,170
Wells Fargo Bank	Mortgage-backed	$2,159

The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2012:

($ in millions)	Ambac Rating (1)	Net Par Outstanding	% of Total Net Par Outstanding	Bond Type
CDO of ABS < 25% RMBS	A	$1,278	0.6%	CDO of ABS
Wachovia Asset Securitization Issuance II, LLC 2007-HE2 (2)	BIG	1,166	0.5%	Home Equity Loan
Ballantyne Re Plc (3)	BIG	900	0.4%	Structured Insurance
Wachovia Asset Securitization Issuance II, LLC 2007-HE1 (2)	BIG	802	0.4%	Home Equity Loan
The National Collegiate Student Loan Trust 2007-4 (2)	BIG	790	0.4%	Student Loan
Spirit Master Funding	BBB	760	0.3%	Asset Securitizations
Timberlake Financial, LLC	BIG	620	0.3%	Structured Insurance
Michigan Higher Education Student Loan Authority (2)	BIG	591	0.3%	Student Loan
Progress Energy Carolinas, Inc	A-	558	0.2%	Investor Owned Utility
Ares XI CLO, Ltd	AA+	508	0.2%	High Yield Corp. CLO

Total		$7,973	3.6%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees. “BIG” denotes credits deemed below investment grade.
(2)	Ambac Assurance has allocated all or a portion of this transaction to the Segregated Account.
(3)	Insurance policy issued by Ambac Assurance UK Limited (“Ambac UK”).

Item 1.	Business

CDO and CLO transactions involve the securitization of a portfolio of corporate bonds, corporate loan obligations and/or asset-backed securities. The majority of these exposures are executed through credit derivatives. Ambac’s outstanding CDO and CLO exposures are comprised of the following types as of December 31, 2012 and December 31, 2011:

Business Mix by Net Par	December 31, 2012		December 31, 2011
	Net Par	Percentage	Net Par	Percentage
($ in billions)
High yield corporate	$6,426	70%	$8,758	70%
CDO of ABS < 25% MBS	1,742	19	2,177	18
Market value CDOs	525	6	851	7
Other	439	5	649	5

Total	$9,132	100%	$12,435	100%

International Finance Insured Portfolio

Ambac’s portfolio of international finance insured exposures is $38,256 million, representing 17% of Ambac’s net par outstanding as of December 31, 2012. Ambac’s international finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, asset-securitizations, CDOs, utility obligations, and whole business securitizations (e.g. securitizations of substantially all of the operating assets of a corporation). In emerging markets, Ambac focused on future cash flow transactions from top tier issuers (structured transactions secured by U.S. Dollar and Euro cash flows generated from exports or payment remittances) and, to a more limited extent, on domestic securitizations. See Note 4 to the Consolidated Financial Statements, located in Part II, Item 8 in this Form 10-K for exposures by bond type as of December 31, 2012.

When underwriting transactions in the international markets, Ambac considered the specific risks related to the particular country and region that could impact the credit of the issuer. These risks include the legal and political environment, capital markets dynamics, foreign exchange issues, and the degree of governmental support. Ambac continues to assess these risks through its ongoing risk management.

Ambac UK, which is regulated in the United Kingdom, had been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the United Kingdom (“UK”) and the European Union with $26,671 million of par outstanding at December 31, 2012. Geographically, Ambac UK’s exposures are principally in the United Kingdom and continental Europe. In 2009, Ambac UK’s license to issue new business was curtailed by the FSA, Ambac UK’s regulator. The portfolio of insured exposures underwritten by Ambac UK is financially supported exclusively by the assets of Ambac UK and no capital support arrangements are in place with any other Ambac affiliate.

Item 1.	Business

The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2012. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Ambac Rating (1)	Net Par Outstanding	% of Total Net Par Outstanding	Country-Bond Type
Mitchells & Butlers Finance plc-UK Pub Securitisation	A+	$2,055	0.9%	UK-Asset Securitizations
Romulus Finance s.r.l	BIG	1,504	0.7%	Italy-Airports
Channel Link Enterprises	BBB-	1,262	0.6%	UK-Infrastructure
Telereal Securitisation plc	AA	1,248	0.6%	UK-Asset Securitizations
Punch Taverns Finance plc-UK Pub Securitisation	BIG	1,235	0.6%	UK-Asset Securitizations
National Grid Electricity Transmission	A-	1,215	0.5%	UK-Utility
Aspire Defense Finance plc	BBB+	1,189	0.5%	UK-Infrastructure
Regione Campania	BBB	1,028	0.5%	Italy-Sub-Sovereign
Capital Hospitals plc (2)	BBB-	1,015	0.4%	UK-Infrastructure
Ostregion Investmentgesellschaft NR 1 SA (2)	BIG	943	0.4%	Austria-Infrastructure

Total		$12,694	5.7%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac UK. Ambac UK rates their transactions using the same rating definitions as Ambac Assurance. In cases where Ambac UK has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice. Ambac UK, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac UK may have received premiums or fees. “BIG” denotes credits deemed below investment grade.
(2)	A portion of this transaction is insured by an insurance policy issued by Ambac Assurance.

Economic uncertainty in the European Union (EU), particularly Euro based countries, continues. Widespread austerity measures are taking place throughout the region as countries look to take action to address fiscal deficits and implement balanced budgets. The prospects of economic growth in the region in the short to medium term may prove challenging due to these actions although this will differ from country to country.

Ambac UK, on behalf of Ambac Assurance and Ambac UK, manages exposures to fourteen issuers based in EU member countries (not including the UK). Two exposures, with net par outstanding of $1,071 million, are classified as sub sovereign/municipal exposures that may be impacted should there be continued adverse financial developments in the relevant countries. Eight exposures, with net par outstanding of $4,452 million, are classified as infrastructure/operating asset backed deals that are concession based where the underlying assets independently generate cashflow without operational reliance on the sovereign. Of the remaining four deals with net par outstanding of $877 million, two are CLOs that consist of various paper issued by corporates throughout the Euro zone, one is a CMBS transaction and one is a structured insurance transaction. Given the current uncertainty in the debt capital markets in the EU, it is possible that some of Ambac’s exposures will have difficulties refinancing their debts. This short term refinancing risk in the next twelve months is limited to one policy, with debt due to be refinanced of approximately Euro 386 million. The debt was refinanced in February 2013, without a claim payment by Ambac UK.

Additional Insured Portfolio Statistics

Ambac Assurance underwrote and priced financial guarantees based on the assumption that the guarantees would remain in force until the expected maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on par in force at December 31, 2012 is approximately 12 years. The 12 year average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for future refundings or terminations of insured issues. RMBS policies incorporate assumptions on expected voluntary and involuntary prepayments over the remaining life of the insured obligation.

Item 1.	Business

Issue Size

Ambac Assurance’s financial guarantee exposure in the U.S. public finance market reflects the historical participation across the whole range of deal sizes including those with an original par amount of less than $50 million. U.S. structured finance and international finance transactions generally involved larger transaction sizes. The following table sets forth the distribution of Ambac Assurance’s guaranteed portfolio as of December 31, 2012 with respect to the original size of each guaranteed issue:

Original Par Amount	Number of Issues	% of Total Number of Issues	Par Amount as of December 31, 2012
			Amount Outstanding	% of Total
($ in millions)
Less than $10 million	4,900	53%	$16,835	8%
$10-less than 50 million	2,796	30	40,452	18
$50-250 million	1,132	12	65,749	29
Greater than $250 million	458	5	100,597	45

Total	9,286	100%	$223,633	100%

Item 1.	Business

Geographic Area

The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2012:

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ in millions)
Domestic:
California	$32,105	14.4%
New York	14,389	6.4%
Florida	11,110	5.0%
Texas	10,016	4.5%
New Jersey	7,906	3.5%
Illinois	6,878	3.1%
Massachusetts	5,373	2.4%
Colorado	4,376	2.0%
Pennsylvania	4,304	1.9%
Washington	3,480	1.6%
Mortgage and asset-backed (1)	22,022	9.9%
Other domestic (2)	63,418	28.2%

Total Domestic	185,377	82.9%

International:
United Kingdom	22,585	10.1%
Australia	4,820	2.2%
Italy	3,068	1.4%
Austria	943	0.4%
Germany	598	0.3%
Internationally diversified (3)	3,968	1.8%
Other international	2,274	0.9%

Total International	38,256	17.1%

Grand Total	$223,633	100%

(1)	Mortgage and asset-backed obligations includes guarantees with multiple locations of risk within the United States and is primarily comprised of residential mortgage and other asset-backed securitizations.
(2)	Other domestic includes exposures to Puerto Rico of $2,531 at December 31, 2012.
(3)	Internationally diversified is primarily made up of CDOs which include significant components of U.S. exposure.

Item 1.	Business

Exposure Currency

The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of December 31, 2012:

Currency	Net Par Amount Outstanding in Base Currency	Net Par Amount Outstanding in U.S. Dollars
(in millions)
U.S. Dollars	188,474	$188,474
British Pounds	13,529	21,980
Euros	5,976	7,889
Australian Dollars	4,440	4,618
Other	1,147	672

Total		$223,633

Ratings Distribution

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at December 31, 2012 and December 31, 2011 and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at December 31, 2012 and December 31, 2011. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio

Ambac Rating (1)	December 31, 2012	December 31, 2011
AAA	1%	1%
AA	22	24
A	44	43
BBB	18	17
Below investment grade	15	15

Total	100%	100%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. In cases where Ambac Assurance or Ambac UK has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice.

Item 1.	Business

Summary of Below Investment Grade Exposure

Bond Type	December 31, 2012	December 31, 2011
($ in millions)
Public Finance:
Housing (1)	$775	$790
Tax-backed	741	764
Transportation	533	669
General obligation	392	492
Health care	11	79
Other	1,436	1,137

Total Public Finance	3,888	3,931

Structured Finance:
Residential mortgage-backed and home equity—first lien	9,592	11,673
Residential mortgage-backed and home equity—second lien	7,533	8,784
Student loans	5,331	7,728
Structured Insurance	1,657	1,657
Mortgage-backed and home equity—other	403	586
Auto Rentals	—	820
Enhanced equipment trust certificates	—	401
Other	554	639

Total Structured Finance	25,070	32,288

International Finance:
Airports	1,504	1,466
Other	3,452	3,399

Total International Finance	4,956	4,865

Total	$33,914	$41,084

(1)	Includes $488 and $490 of military housing net par at December 31, 2012 and 2011, respectively.

The decrease in below investment grade exposures are primarily due to (i) reductions to residential mortgage-backed securities during the year as a result of both voluntary prepayments by issuers and claims presented to Ambac Assurance; (ii) commutations and refinancings of certain student loan obligations during 2012; (iii) early prepayments in full of auto rental policies; and (iv) an improvement in the credit quality of the enhanced equipment trust certificate policies resulting in their upgrade from below investment grade.

U.S. residential mortgage-backed securities exposure

Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS. Ambac Assurance insures tranches issued in RMBS, including transactions that contain risks to first and second liens. The following tables provide, by vintage and type, current gross par outstanding, gross loss reserves, and subrogation recoveries, of Ambac’s affected U.S. RMBS book of business:

Item 1.	Business

	Total Gross Par Outstanding At December 31, 2012 ($ in millions)
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime (1)	Other (2)
1998-2001	$67	$581	$4	$457
2002	34	516	56	15
2003	25	779	362	166
2004	1,048	427	653	33
2005	1,043	993	1,956	59
2006	2,666	693	1,085	99
2007	2,874	478	1,968	228

Total	$7,757	$4,467	$6,084	$1,057

% of Total RMBS Portfolio	40.1%	23.1%	31.4%	5.4%
% of Related Par Outstanding rated below investment grade (3)	98.2%	89.1%	93.7%	41.8%

	Gross Loss Reserves before Subrogation Recoveries At December 31, 2012 ($ in millions)
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime (1)	Other (2)
1998-2001	$—	$72	$—	$—
2002	—	66	2	—
2003	—	31	3	—
2004	83	43	40	1
2005	262	438	853	15
2006	1,280	431	728	115
2007	305	224	1,029	62

Total	$1,930	$1,305	$2,655	$193

	Gross Subrogation Recoveries At December 31, 2012 ($ in millions)
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime (1)	Other (2)
1998-2001	$—	$—	$—	$—
2002	—	—	—	—
2003	—	—	—	—
2004	(30)	—	—	—
2005	(136)	(215)	(247)	—
2006	(788)	(214)	(124)	—
2007	(561)	(51)	(157)	—

Total	$(1,515)	$(480)	$(528)	$—

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Other includes primarily manufactured housing and lot loan exposures.
(3)	Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac Assurance’s below investment grade category includes transactions on which claims have been submitted.

Item 1.	Business

Student Loans

Ambac Assurance’s student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and, therefore, are subject to credit risk as with other types of unguaranteed credits. Due to the failure of the auction rate markets, the interest rates on some student loan securities have increased significantly to punitive levels pursuant to the transaction terms. Such increases have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. Effective July 1, 2010, lenders were unable to originate federal guaranteed loans, due to the termination of the FFELP program. The resulting reduction in new revenues may adversely affect a number of smaller issuers, whose ability to remain a going concern may be at risk.

Student loan net par outstanding, excluding debt service reserve funds on Ambac insured obligations:

Issuer Type ($ in millions)	December 31, 2012 Net Par	% of Net Par	December 31, 2011 Net Par	% of Net Par
For-Profit Issuers	$2,870	54%	$3,289	43%
Not-For-Profit Issuers	2,402	46%	4,391	57%

Total	$5,272	100%	$7,680	100%

Collateral for the For-Profit Issuers consists of private loans which do not have any federal guarantee as to defaulted principal and interest. Collateral for the Not-For-Profit Issuers consists of both FFELP and private student loans. For the total student loan portfolio, approximately 82% of the collateral backing student loan trusts consists of private loans while the remaining 18% consists of FFELP loans. Private loan defaults have been on the rise since the credit crisis in 2008 began. Elevated unemployment rates, combined with high student loan debt levels will continue to put pressure on borrower’s ability to pay their loans.

The following table represents the student loan net par outstanding by underlying debt-type, excluding debt service reserve funds on Ambac insured obligations:

Debit Type ($ in millions)	December 31, 2012 Net Par	% of net Par	December 31, 2011 Net Par	% of net Par
Auction Rate	$2,713	51%	$4,645	61%
Fixed Rate	260	5%	415	5%
VRDO	—	—%	205	3%
Floating Rate Notes	2,299	44%	2,415	31%

Total	$5,272	100%	$7,680	100%

All of the Auction Rate debt is paying interest at the maximum auction rate or the “penalty rate” pursuant to the transaction documents, reflecting both the failure of the auction rate market as well as the deteriorating credit ratings of the deals. These rates are putting negative pressure on excess spread and credit enhancement in transactions and this, in many cases, is causing an erosion of equity. This impact has been offset modestly by the current low interest rate environment.

The current capital markets and rating agency assumptions for new private loan transactions require a significant amount of equity which makes refinancing of Ambac insured transactions backed by private loans difficult for issuers. As such, we do not expect that our private loan exposure, particularly For-Profit Issuers, will be significantly reduced via refinancing in the near term. Transactions collateralized by FFELP loans are increasingly more likely to be refinanced if issuers raise enough equity through auction rate redemptions or otherwise to meet the overcollateralization required from the rating agencies.

Item 1.	Business

Auction Rate Securities (“ARS”) and Variable Rate Demand Obligations (“VRDO”):

Debt securities issued in the bond market include fixed and variable rate bonds. Included within the variable rate bond category are ARS and VRDO issued in the United States. The following table sets forth Ambac Assurance’s financial guarantee net par exposure outstanding, by bond type, relating to such variable rate securities at December 31, 2012 and December 31, 2011:

	December 31, 2012 Total	December 31, 2011 Total
($ in millions)
Investor-owned utilities	$3,249	$3,512
Student Loans	2,713	4,849
Transportation	1,922	1,983
Lease and Tax-backed	1,390	1,830
Healthcare	1,369	1,474
General Obligation	322	828
Utility	306	307
Other	636	930

Total	$11,907	$15,713

ARS are sold through a Dutch auction, which is a competitive bidding process used to determine rates on each auction date. VRDO are long-term bonds that bear a floating interest rate and that provide investors the option to tender or put securities back to the issuer or the liquidity provider at any time with appropriate notice. Additionally, there are certain mandatory events that require all bondholders to tender their VRDO to the issuer or liquidity provider. The interest rate resets daily or weekly, depending upon the security.

VRDO are typically supported by a liquidity facility in the form of a standby bond purchase agreement (“Standby Bond Purchase Agreement”), usually provided by a commercial bank (“Liquidity Provider”). If the remarketing agent is unable to remarket all tendered VRDO, the Liquidity Provider is required to purchase such VRDO at the purchase price, subject to limited conditions precedent, thus providing liquidity to investors. While held by the Liquidity Provider, VRDO bear interest at a rate determined under the Standby Bond Purchase Agreement, often based on the Prime Rate or LIBOR plus a spread (the “Bank Rate”). During such time, the remarketing agent remains obligated to continue to try to remarket the VRDO held by the Liquidity Provider. Many Standby Bond Purchase Agreements provide that, after the Liquidity Provider has held the VRDO for a specified time period, the issuer or other obligor is required to cause such VRDO to be redeemed prior to maturity, either: in periodic installments over a predetermined number of years, typically from three to five (the “Term-Out”); or with available funds as defined in the transaction documents; or in a single lump sum at the end of three to five years. Other Standby Bond Purchase Agreements do not contain a Term-Out. For VRDO insured by Ambac Assurance, Ambac Assurance typically endorsed its insurance policy to cover interest at the Bank Rate. For VRDO insured by Ambac Assurance that contain a Term-Out, Ambac often endorsed its insurance policy to cover the required redemptions in accordance with the Term-Out schedule (though not any acceleration of the VRDO maturity ahead of the Term-Out schedule).

Issuers have been working toward reducing their debt service costs for ARS and VRDO transactions. The most prevalent ways have been; (i) refunding or refinancing the obligations and issuing new bonds or other debt structures; (ii) entering into interest rate swaps to synthetically fix their interest rates; (iii) purchasing direct-pay letters of credit from other financial institutions; (iv) amending their liquidity facilities to address investor liquidity concerns; or (v) converting the bonds to fixed rate (to maturity or for a shorter period of time).

Item 1.	Business

For Ambac Assurance insured ARS and VRDO transactions that have been unable to refinance, the higher debt service costs have resulted in decreased debt service coverage ratios and/or the erosion of first loss and/or other credit enhancements that are subordinate to Ambac Assurance’s risk position (such as excess spread). The decrease in student loan ARS and VRDO net par during 2012 was primarily driven by the commutation or refinancing of certain insured transactions. In 2012, Ambac Assurance commuted its last remaining student loan VRDO exposure. Ambac has established gross loss reserves of approximately $994 million for the remaining ARS and VRDO exposures. Ambac continues to actively review the credit implications of this additional issuer stress and its impact to our internal credit ratings and loss reserves as necessary.

Tax Allocation Bonds

Ambac Assurance has $6,172 million net exposure to debt issued by California redevelopment agencies (“RDAs”) in its public finance portfolio, including $471 million that is below investment grade. Certain municipalities established RDAs to fund redevelopment projects. Debt issued by RDAs is principally secured by incremental property tax revenues above a designated assessed valuation (“AV”) level. The credit deterioration in our underperforming exposures arises from AV declines, and in some cases, from disputes arising among some or all of the RDA’s successor agency, and the municipality, county and State regarding entitlement to revenues and properties following the State’s dissolution of RDAs in December 2011. Additionally, although the RDA successor agencies continue to be entitled to the pledged revenues and assets and remain obligated to service RDA debt, we may be subject to liquidity claims due to timing mismatches between tax receipts and debt service payments. While we believe the above credit and liquidity risks will be contained, there can be no certainty these or other risks, and therefore our risk of loss, will not increase as the new law is enacted and its guidelines promulgated and AVs remain stressed. Ambac has established gross loss reserves of approximately $10 million for these California RDAs.

Item 1.	Business

Ceded Reinsurance

Ambac Assurance has reinsurance in place pursuant to treaty and facultative reinsurance agreements. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses. The following table shows the distribution, by bond type, of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2012:

Bond Type	Ceded Par Amount Outstanding	% of Gross Par Ceded
($ in millions)
Public Finance:
Lease and tax-backed revenue	$5,217	9%
General obligation	3,960	10
Utility revenue	2,427	12
Transportation revenue	2,426	15
Higher education	1,438	12
Housing revenue (1)	1,101	12
Health care revenue	598	10
Other	111	11

Total Public Finance	17,278	11

Structured Finance:
Mortgage-backed and home equity	247	1
Investor-owned utilities	721	9
Other CDOs	5	<1
Student loan	1,100	17
Asset-backed	371	11
Other	264	13

Total Structured Finance	2,708	6

Total Domestic	19,986	10

International Finance:
Investor-owned and public utilities	919	8
Asset-backed	206	2
Sovereign/sub-sovereign	38	<1
Transportation	198	3
Other CDOs	41	1
Mortgage-backed and home equity	9	1

Total International Finance	1,411	4

Grand Total	$21,397	9%

(1)	Includes $1,007 of military housing ceded par.

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts and has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. Ambac Assurance held letters of credit and collateral amounting to approximately $302.7 million from its reinsurers at December 31, 2012. Refer to Item 7A—Quantitative and Qualitative Disclosures About Market Risk, Risk Management for further discussion on the credit ratings of our reinsurance counterparties and unsecured reinsurance balances.

Assumed Reinsurance:

At December 31, 2012, assumed par outstanding was $235.5 million. On March 24, 2010, all assumed reinsurance agreements with third parties were allocated to the Segregated Account, which will not allow for cancellations without the approval of the Rehabilitator.

Item 1.	Business

Rating Agencies

Ambac Assurance’s financial strength ratings had been downgraded and subsequently withdrawn by Moody’s and S&P. Ambac Assurance requested such withdrawals upon a review of the value of such ratings relative to the cost.

Insurance Regulatory Matters

United States

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

Insurance laws and regulations applicable to financial guarantee insurers vary by jurisdiction. The laws and regulations generally require financial guarantors to maintain minimum standards of business conduct and solvency; to meet certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership and financial condition. Regulated insurance companies are also required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and in each jurisdiction in which they are licensed. The level of supervisory authority that may be exercised by non-domiciliary insurance regulators varies by jurisdiction. Generally, however, non-domiciliary regulators are authorized to suspend or revoke insurance licenses and to impose license restrictions in the event that laws or regulations are breached by a regulated insurance company or in the event that continued or unrestricted licensure of the regulated insurance company constitutes a “hazardous condition” in the opinion of the regulator. As a result of losses from its insured portfolio, Ambac Assurance is no longer able to write new business. In addition, Ambac Assurance’s authority to write new business in Alabama, Connecticut, Louisiana, Mississippi, North Carolina, North Dakota, Ohio, Tennessee and Virginia has been restricted by regulatory action or by agreement with the relevant insurance department.

Wisconsin Insurance Laws require regulated insurance companies to maintain minimum standards of business conduct, maintain minimum surplus to policyholders meet certain financial tests, and file certain reports, including information concerning their capital structure, ownership and financial condition. Ambac Assurance, Everspan and the Segregated Account are not subject to risk-based capital requirements, since they are financial guarantee insurers. Ambac Assurance and Everspan are in compliance with minimum surplus levels. The Segregated Account, in rehabilitation, is not in compliance with minimum surplus levels. As the principal, or domiciliary, regulator of Ambac Assurance and Everspan, OCI has primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings. Additionally, the accounts and operations of Ambac Assurance and Everspan are subject to periodic comprehensive examinations by the OCI. OCI is currently performing its examination for the five year period ending December 31, 2011 for Ambac Assurance and Everspan. Wisconsin Insurance Laws also require prior approval by OCI of certain transactions between Ambac Assurance or Everspan and their respective affiliates. As described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, the Rehabilitator of the Segregated Account has imposed certain constraints upon Ambac Assurance through the covenants made for the benefit of the Segregated Account and has assumed the authority to control the management of the Segregated Account.

In addition, pursuant to the terms of the Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance (the “Settlement Agreement”), Ambac Assurance must seek prior approval by OCI of certain corporate actions. The Settlement Agreement includes covenants which generally restrict the operations of Ambac Assurance and remain in force until the surplus notes that were issued to the Counterparties by Ambac Assurance have been redeemed, repurchased or repaid in full. Certain of these restrictions may be waived with the approval of a majority of Unaffiliated Qualified Directors (described below) and/or the OCI. Pursuant to the Settlement Agreement, Ambac Assurance filed an amendment to its articles of incorporation which requires that at least one-third (and, in any event, not less than three members) of the board of directors of Ambac Assurance must be Unaffiliated Qualified Directors (as defined in the Settlement Agreement). If at any time Ambac Assurance does not have the requisite number of Unaffiliated Qualified Directors to authorize an action that is otherwise restricted by the Settlement Agreement, it will need to seek the approval of OCI to take such action.

Item 1.	Business

United Kingdom

The FSA has exercised significant oversight of Ambac UK since 2008, when Ambac Financial Group and Ambac Assurance began experiencing financial stress. In 2009, Ambac UK’s license to do new business was curtailed by the FSA and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its credit, suretyship and financial guarantee insurance portfolio in the United Kingdom, and to do the same through a branch in Milan, Italy, and a number of other European Union (“EU”) countries. EU legislation has allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions.

Ambac UK remains subject to regulation by the FSA in the conduct of its business. The FSA is the single statutory regulator responsible for regulating the financial services industry in the United Kingdom, with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. In addition, the regulatory regime in the United Kingdom must comply with certain EU legislation binding on all EU member states. From April 1, 2013, the FSA is being reorganized into the Financial Conduct Authority (“FCA”) and the Prudential Regulatory Authority (“PRA”). Ambac UK will be subject to dual regulation by both the FCA and PRA. No material impact is anticipated with respect to Ambac UK since it is being closely supervised as a run-off entity.

The FSA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. In addition, the FSA had established a capital monitoring level for Ambac UK related to its insured portfolio. Breach of the monitoring level required that Ambac UK inform the FSA and enter into discussions as to the reasons for the breach, and ultimately with a view to a remedy that could include additional capital being required. The monitoring level is normally an interim arrangement, while the FSA reflects on alternative methodologies for a permanent basis for calculating regulatory capital in respect of Ambac UK and other financial guarantors regulated by the FSA. In addition, an insurer is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent. All of these solvency requirements may be amended in order to implement the European Union’s proposed “Solvency II” directive on risk-based capital, but that is not expected to be implemented until 2016 at the earliest. The impact of such proposals on Ambac UK remains unclear.

Notwithstanding the foregoing, Ambac UK is deficient in terms of compliance with applicable regulatory capital requirements. The FSA is aware of the same, and dialogue between Ambac UK management and the FSA remains ongoing with respect to options for addressing the shortcoming, although such options remain few.

Regulations over change in control

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

Item 1.	Business

Dividend Restrictions, Including Contractual Restrictions

Due to losses experienced by Ambac Assurance, Ambac Assurance was unable to pay common dividends to Ambac since 2008 and will be unable to pay common dividends in 2013, without the prior consent of the OCI, which is unlikely. See Note 6 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further information on dividends.

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

Ambac Assurance’s ability to pay dividends is further restricted by certain covenants made for the benefit of the Segregated Account and by the Settlement Agreement. See Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further information.

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

Pursuant to the Settlement Agreement Ambac Assurance may not make any “Restricted Payment” (which includes dividends from Ambac Assurance to Ambac) in excess of $5 million in the aggregate per annum, other than Restricted Payments from Ambac Assurance to Ambac in an amount (i) up to $52 million per annum solely to pay interest on indebtedness of Ambac outstanding as of March 15, 2010, or any indebtedness issued as a result of a restructuring or refinancing thereof and (ii) up to $7.5 million per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of the surplus notes issued by Ambac Assurance under the Settlement Agreement would also need to be redeemed at par.

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

Item 1.	Business

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

Financial Services Segment

Ambac’s Financial Services segment historically provided financial and investment products, including investment agreements, derivative products (interest rate and currency swaps) and funding conduits, principally to clients of the financial guarantee business. In 2008, Ambac discontinued writing new investment agreements. Ambac also discontinued executing new derivative transactions except those entered into with professional counterparties to risk manage the derivatives portfolio and provide a hedge to Financial Guarantee interest rate exposure. The existing investment agreement and derivative product portfolios are in active runoff, which in addition to natural attrition may include early terminations, restructurings, hedges, and transfers. The derivative products portfolio has been positioned to benefit from rising interest rates in order to mitigate exposure to floating rate insured obligations in the Financial Guarantee segment.

The principal factors that may affect the Financial Services Segment results include: (1) availability of counterparties for hedging transactions; (2) investment returns; (3) the value of future contract terminations, settlements or transfers which may differ from carrying value of the those contracts; (4) collateral posting requirements; (5) the availability of liquidity from Ambac Assurance; (6) changes in the fair value of the derivatives portfolio resulting from interest rate fluctuations; (7) timing of investment agreement withdrawals; and (8) restrictions imposed upon Ambac Assurance by the contracts executed with the Segregated Account and the Settlement Agreement, and, to the extent that Segregated Account Policies are implicated, the authority of the Rehabilitator of the Segregated Account to control the management of the Segregated Account.

Investment Agreements

Ambac’s remaining investment agreements and repurchase agreements (collectively, “investment agreements”) issued to asset-backed, structured finance and municipal issuers were issued through its wholly-owned subsidiary, Ambac Capital Funding. Investment agreements were customized for each investor to provide guaranteed interest and ultimate return of principal in accordance with their requirements. Each investment agreement was insured by Ambac Assurance through a financial guaranty insurance policy.

Liquidity risk exists in the business due to contract provisions which require collateral posting and allow for early termination of investment agreements. As of December 31, 2012, 96% of investment agreement principal and accrued interest outstanding was collateralized. Funding for early terminations was supported in part through loans between Ambac Capital Funding and Ambac Assurance. At December 31, 2012, Ambac Capital Funding was indebted to Ambac Assurance in the amount of $234.3 million.

See “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 and Note 12 of this Form 10-K to the Consolidated Financial Statements located in Part II, Item 8 for further information on investment agreements.

Item 1.	Business

Derivative Products

The primary activity in the derivative products business was the intermediation of interest rate and currency swap transactions through Ambac Financial Services (“AFS”), a wholly-owned subsidiary of Ambac Assurance. As of year-end 2012, there is no foreign currency exposure in the derivative products portfolio. The derivative products portfolio is positioned, via swaps and exchange traded U.S. treasury futures, to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee insurance portfolio. This hedge position may have a significant impact on the results of the Financial Services segment as reported under GAAP. Interest rate swaps used for hedging purposes are generally subject to master agreements. These agreements generally require a counterparty in a net mark-to-market liability position to post increasing amounts of collateral if that counterparty’s credit rating declines and/or the net mark-to-market liability increases. Some contracts also contain additional termination provisions linked to downgrades of Ambac Assurance, as guarantor of the swaps. As a result, AFS must fully collateralize its mark-to-market liability and must post additional collateral in excess of its mark-to-market liabilities under these agreements. AFS experienced termination events across all its swaps with professional counterparties in connection with Ambac’s ratings downgrades. Such termination events resulted in losses to AFS due to the counterparties’ cost of replacing hedge positions, and may result in additional losses in future periods. AFS has borrowed cash and securities from Ambac Assurance, to help support its incremental collateral posting requirements, termination payments and other cash needs. At December 31, 2012, AFS was indebted to Ambac Assurance in the amounts of $415.0 million in cash loans and $258.4 million in borrowed securities.

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

Funding Conduits

A subsidiary of Ambac has previously transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of December 31, 2012, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities. Ambac does not consolidate these entities under the relevant accounting guidance for consolidation of variable interest entities. See Notes 2 and 3 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further information.

INVESTMENTS AND INVESTMENT POLICY

As of December 31, 2012, the consolidated non-VIE investments of Ambac had an aggregate fair value of approximately $6.3 billion and an aggregate amortized cost of approximately $5.7 billion. The majority of these investments are managed internally by officers of Ambac, who are experienced investment managers. A portion of the portfolio is managed by external investment managers. All investments are made in accordance with the general objectives and guidelines for investments reviewed or overseen by Ambac Assurance and Ambac UK’s respective Boards of Directors. These guidelines include liquidity, credit quality, diversification and duration objectives, and are periodically reviewed and revised as appropriate.

As of December 31, 2012, the Ambac Assurance non-VIE investment portfolio had an aggregate fair value of approximately $5.1 billion and an aggregate amortized cost of approximately $4.5 billion. Ambac Assurance’s investment objectives are to achieve the highest after-tax yield on a diversified portfolio of fixed income investments while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. Ambac Assurance purchases Ambac Assurance insured securities given their relative risk/reward characteristics in order to mitigate the effect of potential future adverse development in the insured portfolio. Ambac Assurance financial guarantee policies related to most of these securities have been allocated to the Segregated Account. As described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, Ambac Assurance’s investment policies are subject to certain covenants made for the benefit of the Segregated Account and, therefore, such policies may be subject to restrictions outside the control of management. Such covenants could adversely impact the performance of the investment portfolio.

Item 1.	Business

As of December 31, 2012, the non-VIE Ambac UK investment portfolio had an aggregate fair value of approximately $0.4 billion and an aggregate amortized cost of approximately $0.4 billion. Ambac UK’s investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holders and meeting their claims. Ambac UK’s investment portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the FSA as regulator of Ambac UK. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.

As of December 31, 2012, the non-VIE Financial Services investment portfolio had an aggregate fair value of approximately $0.4 billion and an aggregate amortized cost of approximately $0.4 billion. The primary investment objective is to invest in a diversified portfolio of high-grade securities that produce sufficient cash flow to satisfy all investment agreement liabilities while meeting the related collateral requirements. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

The following tables provide certain information concerning the investments of Ambac:

	Summary of Investments as of December 31,
	2012		2011
Investment Category	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
($ in thousands)
Long-term investments:
Taxable bonds	$4,409,491	7.32%	$4,611,370	7.24%
Tax-exempt bonds	1,258,683	4.76%	1,482,449	4.84%

Total long-term investments	5,668,174	6.74%	6,093,819	6.65%
Short-term investments (2)	661,658	0.10%	783,071	0.19%
Other	100	—	100	—

Total	$6,329,932	5.96%	$6,876,990	5.86%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

Item 1.	Business

	Investments by Security Type as of December 31,
	2012		2011
Investment Category	Carrying Value (3)	Weighted Average Yield (1)	Carrying Value (3)	Weighted Average Yield (1)
($ in thousands)
Municipal obligations (2)	$1,814,730	5.11%	$2,002,999	5.17%
Corporate securities	1,112,174	3.88%	1,127,500	4.15%
Foreign obligations	70,112	3.75%	94,795	4.13%
U.S. government obligations	393,062	0.69%	372,364	1.26%
U.S. agency obligations	82,535	4.34%	86,871	4.34%
Residential mortgage-backed securities	1,455,582	15.79%	1,415,245	16.12%
Asset-backed securities	739,979	4.54%	994,045	3.87%

Total long-term investments	5,668,174	6.74%	6,093,819	6.65%
Short-term investments (2)	661,658	0.10%	783,071	0.19%
Other	100	—	100	—

Total	$6,329,932	5.96%	$6,876,990	5.86%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.
(3)	Includes investments guaranteed by Ambac Assurance and Ambac Assurance UK. Refer to Note 8 of the Consolidated Financial Statements located in Part II Item 8 of this Form 10-K for further discussion of Ambac insured securities held in the investment portfolio.

Ambac has RMBS exposure in its investment portfolios. Please refer to the tables in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Balance Sheet” section below for a discussion of (i) the fair value of mortgage and asset-backed securities by classification, and (ii) the fair value of residential mortgage-backed securities by vintage and type.

EMPLOYEES

As of December 31, 2012, Ambac and its subsidiaries had 226 employees. Ambac considers its employee relations to be satisfactory.

CORPORATE GOVERNANCE

The Sarbanes-Oxley Act of 2002 requires Chief Executive Officers and Chief Financial Officers to make certain certifications with respect to this report and to Ambac’s disclosure controls and procedures and internal control over financial reporting.

Ambac’s Disclosure Committee has the responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for Ambac in connection with its external disclosures. Ambac has a Code of Business Conduct which promotes management’s control philosophy and expresses the values which govern employee behavior and help maintain Ambac’s commitment to the highest standards of conduct. This code can be found on Ambac’s website at www.ambac.com on the “Investor Relations” page under “Corporate Governance.” Ambac will disclose on its website any amendment to, or waiver from, a provision of its Code of Business Conduct that applies to its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) or Chief Accounting Officer (“CAO”). Ambac’s corporate governance guidelines and the charters for the audit committee, governance committee and compensation committee are also available on our website under the “Corporate Governance” page.

Item 1A.	Risk Factors

References in the risk factors to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our,” “us” and “Company” are to Ambac, Ambac Assurance Corporation, Everspan Financial Guarantee Corp., and Ambac Credit Products LLC as the context requires. Capitalized terms used but not defined in this section shall have the meanings ascribed thereto in Part I, Item 1 of this Form 10-K or in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K unless otherwise indicated.

The Reorganization Plan may not be consummated if certain conditions are not met which would result in delay and significant expense to us, adversely impacting our operations during this period.

Consummation and effectiveness of the Reorganization Plan is subject to the satisfaction or waiver of the following outstanding conditions: (i) the Bankruptcy Court shall have approved any supplement filed with respect to the Reorganization Plan; (ii) new organizational documents of Ambac shall have been effected; (iii) Ambac shall have executed and delivered all documents necessary to effectuate the issuance of the common stock and warrants pursuant to the Reorganization Plan; (iv) all authorizations, consents and regulatory approvals required, if any, in connection with the consummation of the Reorganization Plan shall have been obtained; (v) the terms of the IRS Settlement (as defined in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) shall have been approved by the United States, and all conditions to the effectiveness of the IRS Settlement shall have been satisfied; (vi) the IRS Settlement and all transaction documents relating thereto shall have been executed by the parties thereto; (vii) the Bankruptcy Court shall have entered an order pursuant to Bankruptcy Rule 9019 approving the IRS Settlement; and (viii) all other actions, documents, certificates and agreements necessary to implement the Reorganization Plan shall have been effected or executed and delivered to the required parties and, to the extent required, filed with applicable governmental units in accordance with applicable laws.

As noted above, the conditions to the consummation of the Reorganization Plan include the finalization of the IRS Settlement. Finalization of such settlement requires the issuance by the Congressional Joint Committee on Taxation (the “Joint Committee”) of a “no adverse criticism” response, which is expected to be issued after the following conditions have been satisfied: (a) closing documents acceptable to the United States, Ambac and the other parties to the IRS Settlement have been executed, (b) the IRS Settlement has been approved by the Bankruptcy Court and (c) Ambac will have made payment of $1.9 million and Ambac Assurance and/or the Segregated Account will have made payment of $100 million to the United States.

Furthermore, the Reorganization Plan may not be consummated unless the Rehabilitation Court has approved the transactions contemplated in the Mediation Agreement. The Rehabilitation Court entered an order approving such transactions on November 10, 2011; however, such order has been appealed and may be overturned or stayed. On March 1, 2013, the Wisconsin Court of Appeals entered an order dismissing this appeal for lack of standing; however, appellants may appeal that order to the Wisconsin Supreme Court. Moreover, the Mediation Agreement provides that the $30 million transferred by Ambac Assurance to an escrow account on March 15, 2012 may not be released from escrow to Ambac, and the $350 million junior surplus note to be issued to Ambac by the Segregated Account pursuant to the Mediation Agreement may not be issued, until such order becomes final and non-appealable. There can be no assurance that the order entered by the Rehabilitation Court will remain in effect. If such order is vacated or overturned, Ambac may not receive the above-described cash grant or junior surplus note from Ambac Assurance or the Segregated Account, respectively.

Although several of the conditions to consummation and effectiveness of the Reorganization Plan have been satisfied as of the date hereof, there can be no assurance that the remaining outstanding conditions will be met. Nor can Ambac estimate when consummation and effectiveness of the Reorganization Plan will occur, even assuming that such remaining conditions will be satisfied. The failure to satisfy or obtain the necessary waivers with respect to such conditions in a timely manner could result in Ambac seeking to modify the Reorganization Plan, pursuing an alternative Chapter 11 plan of reorganization or electing to convert the Chapter 11 case to a Chapter 7 liquidation. Modification of the Reorganization Plan or development of an alternative Chapter 11 plan would result in delay and significant expense, thus imperiling Ambac’s ability to successfully reorganize. Furthermore, there can be no assurance that any alternative Chapter 11 plan would be as favorable to holders of Ambac securities and claims as those proposed in the Reorganization Plan. Conversion to Chapter 7 liquidation would, in the view of Ambac, produce a less favorable outcome for holders of Ambac securities and claims than would the Reorganization Plan.

The IRS Settlement may not be finalized, which would negatively impact the ability of Ambac to consummate the Reorganization Plan and expose the Company to risks of litigation.

Although the Joint Committee has reviewed the Offer Letter and has indicated that it has no objection to the offer, there can be no assurance that the required closing documentation will be negotiated successfully in order for the Joint Committee to issue a “no adverse criticism” response as required for the effectiveness of the IRS Settlement. As stated above, failure to finalize the IRS Settlement could imperil the ability of Ambac to consummate its Reorganization Plan. Moreover, a prolonged timetable in consummating the settlement could result in significant expense, threatening Ambac’s ability to successfully reorganize. In the absence of a settlement, the IRS Dispute will proceed to trial. Should the IRS prevail in litigation, allowance of its claim as filed in the Bankruptcy Court would seriously jeopardize Ambac’s ability to reorganize and may result in conversion to a Chapter 7 case.

Characterization of losses on Ambac Assurance’s CDS portfolio as capital losses for U.S. federal tax purposes could result in a material assessment for federal income taxes.

Ambac Assurance’s portfolio of CDS related to CDOs of ABS experienced significant losses. The majority of these CDS contracts were on a “pay as you go” basis, and we believe that they were properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As part of the ongoing audit of Ambac’s 2007-2009 consolidated federal income tax returns and refund claims, the IRS has proposed to disallow Ambac’s (as the consolidated tax filer) deductions of CDS losses as ordinary losses, effectively taking the position that they were more properly characterized as capital losses. On May 4, 2011 the IRS filed a proof of claim in the Bankruptcy Court in the amount of approximately $800 million relating to the tax treatment of the CDS contracts, which Ambac opposed. As of December 31, 2012, Ambac had NOLs amounting to approximately $8,165.6 million, which is comprised of $7,287.1 million in ordinary, $486.9 million in capital federal income tax losses, and $391.7 million in international losses. Although the Company believes its CDS contracts are properly characterized as notional principal contracts, if the IRS were to successfully assert the proposed disallowance resulting from its examination and its claim in the bankruptcy case, Ambac would be subject to both a substantial reduction in its NOLs and would suffer a material assessment for U.S. federal income taxes. Such assessments and reductions in NOLs would have a material adverse impact on our financial condition and would seriously jeopardize Ambac’s ability to reorganize and may result in conversion to a Chapter 7 case. Such assessments related to the tentative refunds, which amount to approximately $700 million, may be made by the Internal Revenue Service at any time and, without prior notice to Ambac, pursuant to section 6213(b) of the Tax Code. Subject to applicable law, existing court orders and the terms of a stipulation requiring the IRS to provide notice to Ambac five business days before taking any enforcement action, the IRS may then file a lien that attaches to Ambac’s property interests, including the property interests of any member of the consolidated tax group, and commence collection efforts. If these events occur, the Segregated Account Rehabilitation Plan may be materially impacted and Ambac’s ability to effectively reorganize may be seriously jeopardized. While these issues would be resolved upon finalization of the IRS Settlement, there can be no assurance that the IRS Settlement will be consummated.

Trading in our common stock prior to our emergence from bankruptcy is highly speculative and poses substantial risks as our Reorganization Plan reflects that our common stock will be cancelled and accordingly holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, such investment.

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

The investment value of our securities is highly speculative; furthermore, if and when we emerge from bankruptcy through the consummation of the Reorganization Plan, we might not be successful in pursuing our new business strategy or achieving any value for holders of such securities.

The value of Ambac is dependent upon the residual value of Ambac Assurance, the receipt of payments to be made by Ambac Assurance pursuant to the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement, and Ambac’s ability to generate new business. There can be no assurance that Ambac will be able to realize residual value in Ambac Assurance, which is in run-off. In addition, the Segregated Account is subject to rehabilitation proceedings and under the control of the Rehabilitator. It is presently unclear whether Ambac Assurance will be able to satisfy all of its obligations to policyholders or holders of its securities, making it highly unlikely that Ambac Assurance will pay dividends to Ambac. Furthermore, the payments to be made to Ambac under the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement are subject to contingencies that are difficult to predict, making the amount and timing of such payments uncertain. Payments to be made under the Amended TSA, in particular, depend on the generation of taxable income by Ambac Assurance and the amount of NOLs that can be utilized by Ambac Assurance prior to the utilization of NOLs that require payment to Ambac. Ambac Assurance’s ability to generate taxable income is uncertain. Moreover, losses incurred by Ambac Assurance since the Amended TSA was executed have increased the amount of NOLs that can be utilized by Ambac Assurance without payment to Ambac. Due to these factors, there can be no assurance as to the amounts, if any, that Ambac will receive from Ambac Assurance under the Amended TSA.

We are exploring new business opportunities for Ambac, which may involve the acquisition of assets or existing businesses or the development of businesses through new or existing subsidiaries. It is not possible at this time to predict the industry, revenues (including the amount of dividends that would be paid to Ambac), future prospects or other characteristics of a future business, or the terms of a future acquisition. We are not limiting our search for business opportunities to any particular industry; therefore, our management may not be experienced in matters relating to the business of any such target and will rely upon its own reasonable efforts in accomplishing our business objectives. Our efforts to pursue a new business opportunity may be unsuccessful or require significant financial or other resources, which could have a negative impact on our financial results. No assurance can be given that we will be able to locate or complete the acquisition or development of any business or, if acquired or developed, generate any revenues or be able to successfully integrate such business into our current operating structure. Moreover, Ambac’s ability to generate new business, including entering into new business apart from Ambac Assurance and Everspan Financial Guarantee Corp., is also subject to significant doubt, given the condition and circumstances of Ambac Assurance, the difficulty of leveraging or monetizing its other assets, and the uncertainty of its ability to raise capital. Due to these factors, as well as those relating to Ambac Assurance as described above, the value of our securities is highly speculative.

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

Intercompany disputes or disputes with OCI may arise, which may have material adverse effects on the Company.

If the Reorganization Plan is not consummated, the Company may lose the benefits of the Amended Plan Settlement. In the absence of an agreement among Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account and OCI with respect to the allocation of potential sources of value (principally NOLs) and expense sharing between Ambac and Ambac Assurance, Ambac or its creditors could take actions which would adversely affect Ambac Assurance and/or the Segregated Account. For example, Ambac or its creditors could seek to impose a constructive trust with respect to cash payments received by Ambac Assurance and/or seek to re-organize Ambac’s ownership interest in Ambac Assurance in order to achieve a deconsolidation of Ambac and Ambac Assurance for tax purposes, with the result that Ambac would become entitled to the use of all NOLs in existence on the date of such deconsolidation. Such disputes and/or litigation between Ambac and Ambac Assurance could prolong the Chapter 11 proceeding, with resultant increases in the expenses of the Chapter 11 proceeding, and could threaten Ambac’s ability to successfully reorganize. Additionally, such disputes and/or litigation could prompt OCI to initiate rehabilitation proceedings with respect to Ambac Assurance, either preemptively or in response to any such action; initiation of a rehabilitation proceeding with respect to Ambac Assurance could decrease the residual value, if any, of Ambac Assurance.

The Segregated Account, Ambac Assurance, Ambac and other affiliates have entered into agreements that govern certain activities of such entities. OCI has certain enforcement rights with respect to such agreements and, as regulator of Ambac Assurance and as Rehabilitator of the Segregated Account, has further authority over the activities of Ambac Assurance and the Segregated Account. Disputes may arise over the interpretation of such agreements, the exercise or purported exercise of rights thereunder, or the performance of or failure or purported failure to perform obligations thereunder. Disputes may also arise over certain actions taken or proposed to be taken by OCI in reliance on its contractual or legal rights. Any such dispute could have material adverse effects on the Company, whether through litigation, failure to execute transactions sought by management, interference with corporate strategies, objectives or prerogatives, inefficient decision-making or execution, forced realignment of resources, increased costs, distractions to management, strained working relationships or otherwise. Such effects would also increase the risk that OCI would seek to initiate rehabilitation proceedings against Ambac Assurance.

The Rehabilitator is considering substantial amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings against Ambac Assurance, both of which would likely have adverse consequences to holders of Ambac securities and may have adverse consequences to holders of securities insured by Ambac Assurance and could have material impact on our financial condition and results of operation.

As described elsewhere herein, the issuance of Surplus Notes by Ambac Assurance or by the Segregated Account as contemplated by the current Segregated Account Rehabilitation Plan, or the issuance of other securities, instruments or obligations by the Segregated Account to satisfy claims under a revised Segregated Account Rehabilitation Plan (“Other

Instruments”), could subject Ambac Assurance to the risk of deconsolidation from Ambac for tax purposes, which may also result in a Section 382 limitation with respect to Ambac Assurance’s NOLs or an attribution of such NOLs to Ambac, or could subject Ambac Assurance to the risk of recognizing significant cancellation of indebtedness income. As a result, the Rehabilitator is considering substantial amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings with respect to Ambac Assurance. Such amendments to the Segregated Account Rehabilitation Plan (and, presumably, any rehabilitation plan with respect to Ambac Assurance) could include the elimination of the issuance of Surplus Notes by the Segregated Account and/or the imposition of transfer restrictions on any Surplus Notes issued by the Segregated Account.

Any such amendments to the Segregated Account Rehabilitation Plan could adversely affect the interests of Ambac security holders and holders of securities insured by Ambac Assurance. Notwithstanding that amendments to the Segregated Account Rehabilitation Plan and/or the initiation of rehabilitation proceedings with respect to Ambac Assurance would be designed to preserve tax attributes for the ultimate benefit of policyholders, such amendments (or any rehabilitation plan with respect to Ambac Assurance) might have other adverse impacts on holders of securities insured by Ambac Assurance, including, without limitation, delays in receipt of cash in respect of claims, absence of Surplus Notes (or Other Instruments) in respect of claims and/or the imposition of trading restrictions on Surplus Notes or Other Instruments received in respect of claims. If Surplus Notes were eliminated from the Segregated Account Rehabilitation Plan (and Other Instruments were not issued in their place), then the portion of permitted claims on policies allocated to the Segregated Account that have not been paid in cash would remain unsatisfied obligations of the Segregated Account. Such obligations may or may not accrue interest according to the terms of a modified Segregated Account Rehabilitation Plan (or any rehabilitation plan for Ambac Assurance). If the portion of permitted claims on policies allocated to the Segregated Account that have not been paid in cash was left unsatisfied pending further cash payments, then Ambac Assurance could lose its entitlement to certain reimbursements that would have been payable to it had such claims been (or been deemed to be) fully satisfied by the issuance of Surplus Notes (or Other Instruments). Furthermore, certain insured securities would accrue additional interest inasmuch as the outstanding balance of such securities would not be reduced by the amount of unpaid claims. As a result of the aforementioned, allowing the portion of permitted claims on policies allocated to the Segregated Account that have not been paid in cash to remain unsatisfied could result in a material change in our financial results.

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

Holders of claims that were allocated to the Segregated Account have challenged the establishment of the Segregated Account. If such challenges are successful, Ambac Assurance and/or the Segregated Account may be exposed to the risk of greater losses. Similarly, if the Amended Plan Settlement is not executed due to a failure to consummate the Reorganization Plan, Ambac (or its creditors) could take actions which would adversely affect Ambac Assurance and/or the Segregated Account. In response to these or other events, such as failure to consummate the IRS Settlement or increased loss development in the General Account of Ambac Assurance, OCI may determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to Ambac Assurance, either preemptively or in response to any such event.

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

Our inability to realize the expected recoveries included in our loss reserves could adversely impact our liquidity and financial condition.

As of December 31, 2012, we have estimated subrogation recoveries of $2,523.2 million (net of reinsurance), which is included in our loss reserves. These recoveries are based principally on contractual claims arising from RMBS transactions that we have insured, and represent our estimate of the amounts we will ultimately recover. However, our ability to recover these amounts is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take the actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover any amounts our stockholders’ deficit as of December 31, 2012 would increase from $3,247.0 million to $5,771.6 million.

We expect to recover material amounts of claims payments through remediation measures other than the litigation described above as well as through cash flows in the securitization structures of transactions that we insure. Realization of such expected recoveries is subject to various risks and uncertainties, including the rights and defenses of other parties with interests that conflict with our interests, the performance of the collateral and assets backing the obligations that we insure, the performance of servicers involved in securitizations in which we participate as insurer, and the effect on our rights of features of the Segregated Account Rehabilitation Plan and orders of the Rehabilitation Court. Additionally, the Segregated Account Rehabilitation Proceedings may result in the loss of future recoveries in insured transactions. Adverse developments with respect to such variables may cause our recoveries to fall below expectations.

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

We are subject to credit risk and other risks related to RMBS and securities backed by student loans.

We have insured RMBS transactions (including transactions comprised of second lien mortgage products, home equity line of credit (“HELOCs”) and closed end second mortgage loans, and Alt-A or mid-prime loans), as well as securities backed by student loans, and are thus exposed to credit risk associated with those asset classes. Performance of these transactions can be adversely affected by general economic conditions, including recession, rising unemployment rates, underemployment, home prices which decline or which do not increase in the patterns assumed in our models, increasing foreclosure rates and unavailability of consumer credit; mortgage product attributes, such as interest rate adjustments and balloon payment obligations; borrower and/or originator fraud; mortgage and student loan servicer activities, including underperformance and financial difficulty.

While further deterioration in the performance of consumer assets, including mortgage-related assets and student loans may occur, the extent and duration of any future deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within Ambac Assurance’s portfolio. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful or inure to the benefit of the transactions insured by Ambac. Servicer settlements with governmental authorities regarding foreclosure irregularities are generally designed to protect homeowners and may increase losses on securities insured by Ambac.

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

Due to the installment nature of a significant percentage of its premium income, Ambac Assurance has an embedded future revenue stream. The amount of installment premiums actually realized by Ambac Assurance could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). Additionally, the Segregated Account Rehabilitation Proceedings may result in the loss of installment premium income from such insured transactions. Such reductions would result in lower revenues.

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

In an attempt to bolster the economic recovery, the Federal Reserve has set the Federal Funds Target Rate at low levels in recent years while conducting open market operations intended to lower interest rates across the yield curve. The success and/or continuation of these efforts could have a material adverse effect on Ambac’s operating results as many of the obligations guaranteed by Ambac are tied to interest rates while the entities responsible for servicing these obligations could be negatively impacted by increases in interest rates or further economic distress.

 Actions of the Rehabilitator could adversely affect Ambac, including impacting our ability to realize our remediation recoveries.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation, loss mitigation and efforts to recover losses in the Segregated Account, including recovery efforts in respect of breaches of representations and warranties by sponsors of Ambac-insured RMBS. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities that remain in Ambac Assurance. As a result, certain efforts to remediate losses, and certain other actions taken by Ambac Assurance, are subject to the approval of the Rehabilitator. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac. Decisions made by the Rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders. In addition, we are not able to predict the impact such oversight will have on the remediation of losses, and, in particular, on our efforts to recover losses attributable to breaches of representations and warranties by sponsors of Ambac-insured RMBS and our ability to commute outstanding policies and repurchase Surplus Notes, and how vigorously the Rehabilitator will pursue such remediation.

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

Issuance of Surplus Notes or other securities, instruments or obligations issued to satisfy claims under a revised Segregated  Account Rehabilitation Plan may cause Ambac Assurance to recognize CODI, which could significantly reduce the Ambac  Assurance NOLs.

If the Surplus Notes issued by Ambac Assurance or by the Segregated Account, or other securities, instruments or obligations issued by the Segregated Account to satisfy claims under a revised Segregated Account Rehabilitation Plan (“Other Instruments”), or the claims for which the Surplus Notes or Other Instruments are exchanged, are “publicly traded” for purposes of section 1273 of the Tax Code and applicable Treasury Regulations thereunder, Ambac Assurance will be treated as having satisfied the policyholders’ claims against Ambac Assurance for an amount equal to the fair market value of such Surplus Notes or Other Instruments (plus any other consideration transferred). Determining that the Surplus Notes, Other Instruments or claims are “publicly traded” could cause Ambac Assurance to recognize a potentially significant amount of cancellation of debt income (“CODI”), which would reduce the Ambac Assurance NOLs by the amount of such CODI. The reduction in the Ambac Assurance NOL could impair Ambac Assurance’s ability to satisfy claims asserted against the Segregated Account or Ambac Assurance. In addition, holders of the Surplus Notes or Other Instruments may recognize interest income pursuant to the original issue discount rules prior to receipt of interest payments on the Surplus Notes or Other Instruments.

If the Surplus Notes or Other Instruments are characterized as equity of Ambac Assurance, the Ambac Assurance NOLs (and certain other tax attributes or tax benefits of the Ambac Consolidated Group) may be subject to limitation under Section 382 of the Tax Code.

It is possible the Surplus Notes or Other Instruments may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. As a result, transfers of such “equity” by holders or to holders of more than five percent of the equity of Ambac Assurance may result in an “ownership change” of Ambac Assurance for purposes of Section 382 of the Tax Code. If such an ownership change were to occur, the value and amount of the Ambac Assurance NOLs would be substantially impaired, increasing the U.S. federal income tax liability of Ambac Assurance and materially reducing cash available to dividend to the reorganized company, as well as reducing the value of Ambac Assurance’s stock owned by the reorganized company.

Deductions with respect to interest accruing on Surplus Notes or Other Instruments may be eliminated or deferred until payment.

To the extent Surplus Notes or Other Instruments are characterized as equity for U.S. federal income tax purposes, accrued interest will not be deductible by Ambac Assurance. In addition, even if the Surplus Notes or Other Instruments are characterized as debt for U.S. federal income tax purposes, the deduction of interest accruing on the Surplus Notes or Other Instruments may be deferred until paid or eliminated in part depending upon (i) the terms of any deferral and payment provisions provided in the Surplus Notes or Other Instruments, (ii) whether the Surplus Notes or Other Instruments have “significant original issue discount,” and (iii) the yield to maturity of the Surplus Notes or Other Instruments. To the extent deductions with respect to interest is eliminated or deferred, the U.S. federal income tax of the members of the Ambac Consolidated Group or the members of the Ambac Assurance Consolidated Tax Group as the case maybe, could be materially increased reducing the amount of cash available to pay its obligations.

Surplus Notes issued by, or other obligations of, either Ambac Assurance or the Segregated Account may be characterized as equity of Ambac Assurance and as a result, Ambac Assurance may no longer be a member of the U.S. federal income tax consolidated  group of which Ambac is the common parent.

It is possible the Surplus Notes or Other Instruments issued by either Ambac Assurance or the Segregated Account may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If the Surplus Notes or Other Instruments are characterized as equity of Ambac Assurance and it is determined that such “equity” represented more than twenty (20) percent of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with Ambac. As a result, Ambac Assurance may no longer be characterized as a member of the U.S. federal income tax consolidated group of which Ambac is the common parent (the “Ambac Consolidated Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including Ambac Assurance as the new common parent and Ambac Assurance’s affiliated subsidiaries (the “Ambac Assurance Consolidated Tax Group”).

To the extent Ambac Assurance is no longer a member of the Ambac Consolidated Group, Ambac Assurance’s NOLs (and certain other available tax attributes of Ambac Assurance and the other members of the Ambac Assurance Consolidated Tax Group) may no longer be available for use by the Ambac Assurance Consolidated Tax Group or any of the remaining members of the Ambac Assurance Consolidated Tax Group to reduce the U.S. federal income tax liabilities of the Ambac Assurance Consolidated Tax Group. Ambac, Ambac Assurance and their affiliates entered into a tax sharing agreement that would require Ambac to make certain tax elections that could mitigate the loss of NOLs and other tax attributes resulting from a deconsolidation of Ambac Assurance from the Ambac Consolidated Group. However, in the event of a deconsolidation, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Ambac Consolidated Group including certain favorable rules relating to transactions occurring between members of the Ambac Consolidated Group and members of the Ambac Assurance Consolidated Tax Group.

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

Our investment portfolio may be adversely affected by events and developments in the capital markets including interest rate movements, credit rating downgrades, ABS and RMBS prepayment speeds and foreign exchange movements, spread volatility, and credit losses. To the extent we need to liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets could be sold at prices less than fair value as of December 31, 2012.

The change in composition of the securities in our investment portfolio exposes us to greater risk.

Prior to the rating agency actions on Ambac Assurance, Ambac Assurance managed its investment portfolio in accordance with rating agency standards for a AAA-rated insurance company. As a result of the significant declines in, and ultimate withdrawal of, Ambac Assurance’s financial strength ratings, it is no longer necessary to comply with the strict investment portfolio guidelines for a AAA-rated company. Therefore, Ambac Assurance has decided to maintain a portion of its investment portfolio in lower-rated securities in order to increase the investment return on its portfolio. Investments in lower-rated securities and “alternative assets” could expose Ambac to increased losses on its investment portfolio in addition to risks described above and/or decrease the liquidity of the investment portfolio. Ambac Assurance’s investment policies are also subject to certain covenants enforceable by OCI. Any changes as a result of such covenants could adversely impact the performance of the investment portfolio.

Our risk management policies and practices may not adequately identify significant risks.

As described in Part I, Item 1, “Business—Risk Management” of this Form 10-K, we have established risk management policies and practices which seek to mitigate our exposure to credit risk in our insured portfolio. Ongoing surveillance of credit risks in our insured portfolio is an important component of our risk management. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. If we are not able to identify significant risks, we may not be able to and/or timely remediate such risks, thereby increasing the amount of losses to which we are exposed. An inability to identify significant risks could also result in the failure to establish loss reserves that are sufficient in relation to such risks.

Some of the state and local governments and finance authorities that issue public finance obligations we insure are experiencing  fiscal stress that could result in increased credit losses on those obligations or increased liquidity claims.

We have historically experienced low levels of defaults in our U.S. public finance insured portfolio, including during the financial crisis that began in mid-2007. However, many state and local governments that issue obligations we insure have reported budget shortfalls that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Government entities may also take other actions that may impact their own creditworthiness or the creditworthiness of related issuers. For example, in 2011, the State of California abolished redevelopment agencies in the State, and while the agencies’ existing debt is required to be repaid, there can be no certainty that the agencies have the ability or willingness to pay their debts when due. In addition, some issuers of obligations we insure have either defaulted or filed for bankruptcy, raising concerns about their ultimate ability to service the debt we insure or recover claims paid in the future. If the issuers of the obligations in our U.S. public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, we may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect our business, financial condition and results of operations.

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default, management’s ability to execute commutation transactions, and estimated remediation recoveries for, among other things, breaches by RMBS issuers of representations and warranties. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As a result of the inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that either the actual losses in our financial guarantee insurance portfolio will not exceed such reserves or that our reserves will not increase or decrease materially over time as circumstances, our assumptions or our models change.

As described elsewhere herein, any changes to the Segregated Account Rehabilitation Plan in respect of the treatment of the portion of claims that is not paid in cash on an as-presented basis could cause Ambac Assurance to lose its entitlement to certain reimbursements or to incur additional interest payment obligations, which could result in a material change in our loss reserves.

Additionally, inherent in our estimates of loss severities and remediation recoveries is the assumption that we will retain control rights in respect of our insured portfolio. However, according to the terms of relevant transaction documents, we are subject to the loss of control rights in many insured transactions, in the event that we are the subject of delinquency proceedings and/or other regulatory actions which could result from our deteriorated financial position. In the event that we lose control rights, our ability to mitigate loss severities and realize remediation recoveries will be compromised, and actual ultimate losses in our insured portfolio could exceed our loss reserves. The Rehabilitation Court issued an injunction effective until further order of the court enjoining certain actions by holders of policies in the Segregated Account and other counterparties, including actions resulting in the loss of control rights. If challenges to this injunction were successful, Ambac Assurance could lose its control rights with respect to policies in the Segregated Account.

We also rely on internally and externally developed complex financial models, including licensed models related to RMBS, to project performance of our insured obligations. Differences in the models that we employ, and/or flaws in these financial models and/or faulty assumptions inherent in these financial models and those determined by management, could lead to increased losses and loss reserves. Uncertainty with respect to the ultimate performance of certain of our insured exposures may result in substantial changes in loss reserves and/or actual losses. Moreover, modeled estimates of transaction performance depend in part on our interpretations of contracts and other bases of our legal rights. Such interpretations may prove to be incorrect or different interpretations may be employed by bond trustees and other transaction participants, which could lead to increased losses and loss reserves.

The determination of the amount of other-than temporary impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.

The determination of the amount of impairments on our investments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments. We use externally developed financial models to project impairments with respect to RMBS held in our investment portfolio, including Ambac Assurance guaranteed RMBS. Differences in the models we employ and/or flaws in these models and/or faulty assumptions inherent in these models and those determined by management, could lead to increased impairments with respect to RMBS in our investment portfolio.

We are subject to credit and liquidity risk due to unscheduled and unanticipated withdrawals on Investment Agreements.

Ambac’s investment agreement business has issued investment agreements to investors that may allow for early withdrawal (i.e. deviate from a defined or expected withdrawal schedule). The provisions that allow for early withdrawal vary by transaction but include events such as credit events, early call provisions, loss events, construction project development variance and changes in tax laws. To the extent we experience an increase in unanticipated withdrawals, the Investment Agreement business may be required to liquidate certain asset holdings. This early liquidation of asset holdings may result in realized losses.

We are subject to credit risk throughout our businesses, including large single risks, risk concentrations, correlated risks and reinsurance counterparty credit risk.

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

The U.S. federal income tax consequences resulting from the creation of the Segregated Account are uncertain and Ambac  Assurance may realize a gain or loss in connection with the creation of the Segregated Account.

The U.S. federal income tax consequences resulting from the creation of the Segregated Account are uncertain. For example, to the extent the Segregated Account were treated as a separate taxable entity, depending upon the terms of the Segregated Account Rehabilitation Plan, gains or losses could be realized by Ambac or the Segregated Account, materially increasing the U.S. federal income tax liability of the relevant party and materially reducing cash available to pay obligations.

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

Ambac Assurance, as the management services provider to the Segregated Account, handles certain administrative and management services for the Segregated Account. Under the Segregated Account Rehabilitation Plan that has been confirmed by the Rehabilitation Court but is not yet effective and is subject to change, it is contemplated that the Segregated Account will partially satisfy its claim liabilities through the issuance of Surplus Notes. As described elsewhere herein, it is uncertain whether the Segregated Account will, in fact, issue Surplus Notes with respect to the portion of claims that is not paid in cash. In connection with the distribution of Surplus Notes or Other Instruments, or the implementation of any alternative processes designed to handle policy claims against the Segregated Account that are not paid in cash, Ambac Assurance is exposed to operational risks related to the settlement or proper accounting for such claims.

We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows.

Ambac, and certain of its present and former officers and directors, have been named in lawsuits that allege violations of the federal securities laws and/or state law. Ambac also has been named in lawsuits relating to transactions entered into by its financial guarantee subsidiary, Ambac Assurance, and its financial services businesses. Ambac Assurance is also defending various lawsuits relating to its financial guarantee business as well as securities that it has issued. In addition, the Company has received various regulatory inquiries and requests for information. Please see Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information on these various proceedings.

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

Section 4.5 of our amended and restated certificate of incorporation provides that no stockholder may cast votes with respect to 10% or more of our voting stock, regardless of the actual number of shares of voting stock beneficially held by the stockholder. In addition, any voting stock held by a stockholder in excess of 10% will not count in the calculation of or toward a quorum at any meeting of stockholders. In order to avoid these restrictions, a stockholder who acquires or owns 10% or more of our voting stock must have such acquisition or ownership previously approved by the OCI or file a disclaimer of “control” approved by such office.

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

Financial Markets have recently been affected by concerns over U.S. fiscal policy.

Financial markets have recently been affected by concerns over U.S. fiscal policy, including uncertainty regarding automatic spending cuts that will become effective in March 2013 and the need to again raise the U.S. federal government’s debt ceiling by May 2013 and reduce the federal deficit. These issues could, on their own, or combined with the slowing of the global economy generally, send the United States into a new recession, have severe repercussions to the United States and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the United States and elsewhere. In addition, a recession in the United States could negatively impact earnings, adversely affect the performance of Ambac’s investments or result in impairments and could have a material adverse effect on Ambac’s business, results of operations and financial condition. Moreover, recent tax increases and future fiscal policies may have adverse effects on the economy and on consumers, which could increase the risk of default on collateral backing securities that we insure.

Since our consolidated financial statements will reflect fresh start accounting adjustments upon emergence from bankruptcy, and because of the effects of the transactions that will become effective pursuant to the Reorganization Plan, our financial information in the post-emergence financial statements will not be comparable to our financial information from prior periods.

Upon our emergence from bankruptcy, we will adopt fresh start accounting pursuant to which the carrying value of the Company’s assets and liabilities will be adjusted to their fair value as of the date of Ambac’s emergence from bankruptcy. Thus, our future consolidated financial statements will not be comparable in many respects to our consolidated financial statements for periods prior to our adoption of fresh-start accounting and prior to accounting for the effects of the reorganization proceedings.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The executive office of Ambac is located at One State Street Plaza, New York, New York 10004, which consists of approximately 103,500 square feet of office space, under an agreement with an initial term that expires in December 2015. This office houses operations for all reportable business segments. Additionally, Ambac maintains a disaster recovery site as part of its Disaster Recovery Plan, which is located approximately 100 miles from One State Street Plaza under a lease that also expires in December, 2015.

Ambac UK also maintains offices in the United Kingdom (London), which consist of approximately 3,500 square feet of office space, under an agreement that expires in October 2020, with an earlier term option at Ambac’s discretion; and in Italy (Milan), under an agreement that expires in December 2013.

Ambac tests critical systems (and their backup), and maintains a disaster recovery site as part of its Disaster Recovery Plan. This remote warm-back-up facility is complete with user work stations, phone system, data center, internet connectivity and a power generator, capable of serving the needs of the disaster recovery team to support all business segment operations. The plan, facility and systems are revised and upgraded where necessary, and user tested annually to confirm their readiness.

Item 3.	Legal Proceedings

Please refer to Note 15 “Commitments and Contingencies” of the Consolidated Financial Statements located in Part II, Item 8 in this Form 10-K for a discussion on Legal Proceedings against Ambac and its subsidiaries.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock currently trades on OTCQB, the middle tier of the OTC marketplace reserved for fully reporting issuers, under the symbol “ABKFQ.” On November 9, 2010, our common stock ceased trading on the New York Stock Exchange (“NYSE”). If the Reorganization Plan is consummated, our existing common stock will be cancelled and extinguished and the holders thereof will not be entitled to receive any value for their securities upon such cancellation. The following table sets forth the high and low bid quotations as reported by Bloomberg Financial Services, Inc. Such over-the-counter market quotations reflect interdealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low	Dividends
2012:
Fourth Quarter	$0.026	$0.014	$0
Third Quarter	$0.031	$0.016	$0
Second Quarter	$0.046	$0.026	$0
First Quarter	$0.084	$0.025	$0
2011:
Fourth Quarter	$0.078	$0.021	$0
Third Quarter	$0.120	$0.040	$0
Second Quarter	$0.160	$0.079	$0
First Quarter	$0.275	$0.108	$0

(b) Holders

On March 13, 2013, there were 93 stockholders of record of Ambac’s common stock.

Item 5.	Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

(c) Dividends

Information concerning payments and restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters—Dividend Restrictions, Including Contractual Restrictions” and in Note 6 to the Consolidated Financial Statements located in Part II, Item 8 in this Form 10-K.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of Ambac’s bankruptcy. Ambac has two reportable business segments: Financial Guarantee and Financial Services.

Ambac Assurance Corporation (“Ambac Assurance”) is Ambac’s principal operating subsidiary. Ambac Assurance is a financial guarantee insurer which provided financial guarantees and financial services to clients in both the public and private sectors around the world. In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. As of December 31, 2012, insurance liabilities for policies allocated to the Segregated Account were $6,245.5 million. These insurance liabilities consist of loss reserves and loss expense reserves, gross of remediation and reinsurance recoveries, established in accordance with SAP as defined in Ambac Assurance’s Statutory Basis Financial Results. Refer to Note 1 to the Consolidated Financial Statements located in Item 8 of this Form 10-K for information on Ambac Assurance’s liabilities that were allocated to the Segregated Account. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of the creation and rehabilitation of the Segregated Account.

The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio caused downgrades and ultimately ratings withdrawals of Ambac Assurance’s financial strength ratings from the independent rating agencies. These losses have prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance has been unable to pay common dividends to Ambac since 2008 and it is highly unlikely that it will be able to make dividend payments to Ambac for the foreseeable future. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of Ambac’s bankruptcy and the creation and rehabilitation of the Segregated Account. Ambac Assurance is also restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”). Refer to Part I, Item 1, “Business—Dividend Restrictions, Including Contractual Restrictions” of this Form 10-K for discussion of the dividend restrictions applicable pursuant to the terms of Ambac Assurance’s AMPS.

Through its financial services segment, Ambac provided financial and investment products, including investment agreements, funding conduits, and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. The interest rate swap and investment agreement businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ASC Topic 944, Financial Services—Insurance provides accounting guidance for financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of claim liabilities (i.e. loss reserves). Under ASC Topic 944, a loss reserve is recorded on the balance sheet for the excess of (a) the present value of expected losses, over (b) the unearned premium reserve (“UPR”) for an insurance contract. Expected losses represent projected net cash flows and are defined as the expected future claims to be paid under an insurance contract plus the impact of potential settlement outcomes upon future installment premiums, less potential recoveries. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve estimate in subsequent periods are recorded as a loss and loss expense on the income statement. For those policies where the potential recovery is less than the expected future claims, the resulting net cash outflow is recorded as a “Loss and loss expense reserve” liability. For those policies where significant losses have been paid, but not yet recovered, the potential recovery may be greater than the expected future claims and the resulting net cash inflow is recorded as a “Subrogation recoverable” asset.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee insurance portfolio. Active surveillance of the insured portfolio enables Ambac’s Portfolio Risk Management (“PRM”) group to track credit migration of insured obligations from period to period and update internal credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) risk classification, while adversely classified credits are assigned a risk classification of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection and loss mitigation efforts could cause an increase in delinquencies and potential defaults of the underlying obligations. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and default-related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool, and (iii) foreclosure and real estate owned disposition strategies and timelines.

The population of credits evaluated in Ambac’s loss reserve process are (i) all adversely classified credits and (ii) non-adversely classified credits which had an internal Ambac credit rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and were established and approved by Ambac’s senior management. For certain credit exposures, Ambac’s additional monitoring; loss remediation efforts and probabilities of potential settlement outcomes may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, the loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the PRM analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity, as well as the potential for additional remediation activities (i.e. commutations).

The second approach entails the use of more precise estimates of expected losses (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or external models to project future claim payment estimates. We have utilized such models for residential mortgage-backed and student loan exposures. In general, these models use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance an insured issue and/or Ambac’s ability to execute a potential settlement (i.e. commutation) of the insurance policy, including the impact on future installment premiums. The methodology used to estimate the most substantial amount of the potential recovery component of expected losses is further described in the “RMBS Representation and Warranty Subrogation Recovery” section below and in Note 2 to the Consolidated Financial Statements, located in Part II, Section 8 of this Form 10-K.

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

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to certain bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The bond types that have experienced significant claims are residential mortgage-backed securities (“RMBS”), student loan securities, healthcare obligations and collateralized debt obligations (“CDOs”). These four bond types represent 93% of our ever-to-date insurance claims recorded with RMBS comprising 90% of our ever-to-date claims payments.

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) related to policies in Ambac’s loss reserves on credits at December 31, 2012:

($ in millions)	Number of credits	Gross par outstanding (1)	Gross Loss Reserves (1) (2) (3)
RMBS	177	$14,127	$3,560
Student Loans	48	4,224	1,041
All other credits	91	5,709	1,383
Loss adjustment expenses	—	—	138

Totals	316	$24,060	$6,122

(1)	Ceded Par Outstanding and ceded loss and loss expense reserves are $1,017 and $147, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.
(2)	Loss reserves of $6,122 are included in the balance sheet in the following line items: Loss and loss expense reserve—$6,619 and Subrogation recoverable—$497.
(3)	Included in Gross Loss Reserves are unpaid claims of $3,388 million related to policies allocated to the Segregated Account.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RMBS

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies its insured first-lien RMBS exposure principally into two broad credit risk classes: mid-prime (including Alt-A, interest only, and negative amortization) and sub-prime. Mid-prime loans were typically made to borrowers who had stronger credit profiles relative to sub-prime loans, but weaker than prime loans. Compared with mid-prime loans, sub-prime loans typically had higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The mid-prime category includes:

•

Loans with specific payment features that afforded borrowers the option to have lower payments in the early years with potential resets after several years. For example, so-called interest only loans have monthly payments comprised of interest but no principal. So called negative amortization loans permit borrowers to defer interest and principal in the early years and then make higher payments in the period after the reset. Both types may also have lower interest rates in the early years. Future increases in monthly payments, commonly called payment shock, raise the probability of delinquencies and defaults given the decline in house prices that has caused many borrowers’ loan balances to exceed their homes’ market value.

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

RMBS transaction-specific behavior is analyzed on a risk-priority basis. We employ a screening tool to assess the sufficiency of credit enhancement remaining in a transaction, as well as other adverse credit data that may identify deterioration. Transactions which are experiencing escalating delinquencies and increasing loss severities and/or which are experiencing declining levels of subordination or overcollateralization relative to collateral losses are identified as underperforming. For underperforming transactions, historical collateral performance is examined and future collateral performance and cash flows are projected and evaluated. These underperforming transactions are then included in Ambac’s adversely classified credit list and assigned a credit classification consistent with the degree of underperformance.

Methodology for Projecting Expected Losses in our RMBS Portfolio

For the first three quarters of 2011, we utilized an equal blending of the results of the following approaches to determine expected losses for each transaction: (i) an internal roll-rate model to project losses for our second-lien transactions and a licensed third-party multi-scenario stochastic (Monte Carlo) cash flow model (“stochastic model”) to project losses for our first-lien transactions; and (ii) a licensed statistical regression model (“regression model”) to develop estimates of projected losses for both our second and first-lien transactions. As of December 31, 2011, we discontinued the use of both the stochastic model and the internal roll rate model and utilized only the regression model to develop estimates of projected losses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the months leading up to the transition to one model, we worked extensively with the regression model vendor to ensure the model was adequately projecting the performance of our transactions, and to provide additional information and data to improve the precision of the model’s projections. Prior to solely utilizing the results of the regression model, our internal RMBS credit and quantitative professionals evaluated and analyzed the results of the regression model versus loss estimates generated utilizing our internal roll-rate model for second-lien transactions and our stochastic model for first-lien transactions. This cross disciplined team compared the specific drivers and methodology of the regression model with our existing approaches, and analyzed deal performance and model outputs across the portfolio. For example, the team considered the general reasonableness of the models’ projected defaults of borrowers not currently in seriously delinquent or worse payment status and also conducted selective collateral analyses. The team also assessed the models’ cumulative loss estimates and compared such estimates by asset type and vintage with rating agency and other published loss projections. Based upon this analysis, we believe the exclusive use of the regression model to project RMBS losses is reasonable. Although RMBS loss projections can be widely disparate and there can be no certainty with regard to projecting such losses, we believe our current reserving approach, including the regression model itself and the assumptions utilized, is sound and reasonable.

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

The regression model is subject to ongoing refinements resulting from industry research and performance that may better inform model assumptions, enhance model capabilities and other factors. For example, enhancements were made to the model in 2012 to better reflect the potential impact of borrowers’ payment histories on default rates and to normalize HPA seasonality.

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

Second-Lien

The regression model estimates mortgage loan collateral performance, the effect of such collateral cash flows within the transaction waterfall and the liability structure we insure. Collateral performance is frequently modeled at the deal level given the paucity of mortgage loan level data for second-lien transactions. Without specific loan-level information, the deal-level approach processes a loan pool as if it were a single loan, selecting certain aggregated deal-level characteristics to then perform a statistical analysis using a multinomial logistic regression model. We use three home price appreciation (“HPA”) projection scenarios to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with lower probabilities to the stress and upside cases. This deal-level approach of the regression model takes a relatively complicated monthly cash flow and simplifies it into two parts: a borrower-behavior-dependent stage and a servicer-behavior-dependent stage. The borrower stage is designed to forecast the probability of a loan’s present delinquency status transitioning to any of eight future statuses. The deal-level approach calculates defaults using a roll-rate that evaluates

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

the possible future state of a set of loans based on its current status and three variables: average FICO (credit score), average current consolidated loan to value ratio (“CLTV”), and an overall quality indicator. The servicer-behavior-dependent stage governs a loan’s life cycle after it reaches 180 or more days delinquent. This stage evaluates the servicer’s propensity to foreclose or pursue a short sale, the speed of the foreclosure process, and the speed of the post-foreclosure distressed property liquidation. The transition probabilities between advanced delinquency and foreclosure, foreclosure and REO, and finally REO and ultimate liquidation are assumed by the model to depend upon how long a loan has already been in a particular status, as well as on the servicer and on state-specific liquidation timeline factors.

First-Lien

For most first-lien transactions, the regression model utilizes mortgage loan level data from recognized market sources to calculate each loan’s probability of default and prepayment based on the characteristics of the loan. The loan-level approach of the regression model uses the results of a regression analysis to project prepayment and default vectors on a monthly basis based on its embedded risks. For first-lien transactions that do not have loan-level data available, we use the deal-level approach of the regression model that is described in the Second-Lien section above.

There are three transitional stages with the loan-level approach of the regression model: current, prepayment or default. The model then looks beyond the stages to assess a set of loans based on a number of individual characteristics that are distinct to that set of loans. The model then estimates the rate at which a loan will prepay or default reducing the balance of each loan monthly during the projection period based on the borrower’s given probability of defaulting or prepaying for that month. Servicer behavior is a unique variable in the loan-level approach of the regression model and is used to calculate the impact of servicer performance on expected prepayments and defaults. Consistent with the second-lien modeling, we consider three HPA scenarios in the regression model to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with lower probabilities to the stress and upside cases.

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

Government programs: In May of 2009, the Federal Government initiated the Home Affordable Modification Plan (HAMP) which allows servicers to modify loans. Under HAMP, after determining a borrower’s eligibility, a servicer can take a series of steps to reduce the borrower’s monthly mortgage payment. HAMP is applicable to the Ambac-wrapped transactions serviced by firms that have signed servicer participation agreements to modify loans under the program. Based on the observed activity reflected in data from government published sources, we believe this program is unlikely to have any additional material impact on Ambac-wrapped transactions beyond that already incorporated into our projections. Beginning in the third quarter of 2011 we no longer assumed any additional impact for HAMP on our first-lien portfolio. We have not given credit to any other government programs, most of which are targeted to home mortgages that are bank-owned, included in RMBS securitizations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RMBS Representation and Warranty Subrogation Recoveries

In an effort to better understand the unprecedented levels of delinquencies, Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) high levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. Clause (ii), “loan liquidations,” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations. Generally, the sponsor of the transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. Refer to Note 2 and Note 5 of the Consolidated Financial Statements included in Part II, Item 8 of the Form 10-K for more information regarding representation and warranty subrogation recoveries.

The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of policies, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at December 31, 2012:

($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation recoveries	Gross loss reserve net of subrogation recoveries
Second-lien	20	$2,215	$597	—	$597
First-lien-Mid-prime	57	3,432	1,511	—	1,511
First-lien-Sub-prime	39	1,476	219	—	219
Other	12	304	193	—	193

Total Credits Without Subrogation	128	7,427	2,520	—	2,520

Second-lien	22	3,200	1,333	(1,515)	(182)
First-lien Mid-prime	22	1,498	1,144	(528)	616
First-lien Sub-prime	5	2,002	1,086	(480)	606

Total Credits With Subrogation	49	6,700	3,563	(2,523)	1,040

Total	177	$14,127	$6,083	$(2,523)	$3,560

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

STUDENT LOANS

Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk as with other types of unguaranteed credits. Default data has shown a significant deterioration in the performance of private student loans underlying some of our transactions. Additionally, due to the failure of the auction rate markets, the interest rates on some of student loan securities have increased significantly to punitive levels pursuant to the transaction terms. Such increases have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. Rating agency downgrades of outstanding auction rate notes have resulted in step-ups of the interest rate payable on such securities which, in certain cases, has further accelerated the erosion of the trust estate.

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

In evaluating our student loan portfolio, losses were projected using either a cash flow or statistical expected loss approach. As more fully described in Note 2 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K, the statistical methodology uses probability of default and loss given default (“LGD”) metrics under various scenarios to derive a weighted average loss expectation. The scenarios used under the statistical expected loss approach evaluate each transaction under base case and stress case scenarios. The main drivers in assigning appropriate probabilities to LGDs for each policy includes an analysis of the collateral mix; debt type and interest rates; parity level; enhancement levels and remediation opportunities. We believe the statistical expected loss approach is a more efficient methodology for certain deals in our student loan portfolio, such as (i) deals where collateral loan level data is unavailable (and thus the cash flow model, as more fully discussed below could not be used), and (ii) deals where we do not expect to experience meaningful losses.

For deals which employ a cash flow expected loss approach, we use a third party deterministic cash flow model to develop loss projections. The model allows us to capture each transaction’s particular structure (i.e. the waterfall structure, triggers, redemption priority). For collateral performance, the model uses loan level detail that allows us to make specific default and recovery assumptions for each type of loan. We contract with a separate third party to run the model at our direction. We provide the third party with the material deal level assumptions such as default, recovery and interest rate assumptions.

We develop multiple cash flow scenarios and assign probabilities to each cash flow scenario based on each transaction’s unique situation. Probabilities assigned are based on available data related to the credit, any contact with the issuer, and any economic or market information that may impact the outcomes of the various scenarios being evaluated. Our base case usually projects the deal out to maturity using expected loss assumptions and interest rates adhering to the projected forward interest rate curve at the reporting date. We also develop stress cases that incorporate various stresses to the transaction, including but not limited to defaults, recoveries and interest rates. In estimating loss reserves, we also incorporate scenarios which represent remediation strategies. Remediation scenarios may include the following; (i) a potential refinancing of the transaction by the issuer; (ii) the issuer’s ability to redeem outstanding securities at a discount, thereby increasing the structure’s ability to absorb future losses; and (iii) our ability to terminate the policy in whole or in part (e.g. commutation). The remediation scenarios and the related probabilities of occurrence vary by policy depending on on-going discussions and negotiations that are underway with issuers and/or investors. In addition to commutation negotiations that are underway with various counterparties in various forms, our reserve estimates may also include scenarios which incorporate our ability to commute additional exposure with other counterparties.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

REASONABLY POSSIBLE ADDITIONAL LOSSES

RMBS

It is possible that our loss estimate assumptions for the RMBS insurance policies discussed above could be materially under-estimated as a result of continued deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, inability to execute commutation transactions with insurers and/or investors and/or continued illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be significantly lower than our current estimates of $2,523 million if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

We have attempted to identify the reasonably possible additional losses using more stressful assumptions. Different methodologies, assumptions and models could produce different base and reasonably possible additional losses and actual results may differ materially from any of these various modeled results.

In the case of both first and second-lien exposures, the regression model’s reasonably possible stress case assumes a significantly harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at December 31, 2012 could be approximately $1,088 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2012 and assumes an inability to execute commutation transactions with issuers and/or investors.

Student Loans

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities. Refer to Auction Rate Securities and Variable Rate Demand Obligations in Part 1, Item 1 of this Form 10-K for further information on our exposures to such failed debt structures. For student loan credits for which we have an estimate of expected loss at December 31, 2012, the reasonably possible increase in loss reserves from loss reserves at December 31, 2012 could be approximately $692 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2012 and assumes an inability to execute commutation transactions with issuers and/or investors.

Other Credits

It is possible our loss reserves on other types of credits may be materially under-estimated because most credits have possible outcomes more adverse than the recorded probability weighted loss reserve. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve. For all credits with loss reserves at December 31, 2012, the sum of all the highest stress case loss scenarios is $1,123 million greater than the current loss reserve. The reasonably possible scenario assumes an inability to execute commutation transactions.

Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but reserves for losses and loss expenses are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valuation of Financial Instruments:

Ambac’s financial instruments that are reported on the Consolidated Balance Sheets at fair value and subject to valuation estimates include investments in fixed income securities, VIE assets and liabilities and derivatives comprising credit default and interest rate swap transactions. Surplus notes issued by Ambac Assurance or the Segregated Account of Ambac Assurance are recorded at fair value at the date of issuance and subsequently reported at amortized cost within Long-term debt on the Consolidated Balance Sheets.

The fair market values of financial instruments held are determined by using independent market sources when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 85% of our assets and approximately 59% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for several years. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position owned by Ambac, may be significantly different from its recorded fair value. Refer to Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for discussion related to the transfers in and/or out of Level 1, 2 and 3 fair value categories.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment in Fixed Income Securities

Investments in fixed income securities are accounted for in accordance with ASC Topic 320, Investments—Debt and Equity Securities. ASC Topic 320 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments held in the investment portfolios of Ambac and its operating subsidiaries are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by either the pricing source or Ambac management that the pricing source cannot provide a reasonable value for a security or cannot adequately support a quote, in which case Ambac would resort to using either other quotes or internal models. Results of price challenges are reviewed and approved by senior traders and finance managers. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac’s investment portfolio includes certain securities that are guaranteed by Ambac Assurance. As described further in Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K, future cash flows used to measure credit impairment of Ambac-wrapped bonds represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. Under the Segregated Account Rehabilitation Plan, which has been confirmed but is not effective and is subject to change, future claim payments made by Ambac Assurance on these securities would be satisfied 25% in cash and 75% in surplus notes. It is uncertain whether the actual form and amount of claim payments will conform to that set forth in the Segregated Account Rehabilitation Plan. The Rehabilitator may seek to effectuate the current Segregated Account Rehabilitation Plan, modify such Plan or modify the injunctions issued by the Rehabilitation Court to allow for the payment of policy claims in such manner and at such times as the Rehabilitator determines to be in the best interest of policyholders. Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not paid from the commencement of the Segregated Account Rehabilitation Proceedings until the third quarter of 2012. As further described in Note 1 of the Consolidated Financial Statements included in Item 8 of this Form 10-K, on September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. As further described in Note 1 of the Consolidated Financial Statements included in Item 8 of this Form 10-K, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Plan, with respect to the form and timing of satisfying the remaining balance of unpaid claims, could have a material effect on the recognition of other-than-temporary impairment for Ambac-wrapped securities. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. Estimation of the fair value of future claim payments from the Segregated Account is highly subjective.

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. There is also significant judgment in determining whether Ambac intends to sell securities or will continue to have the ability to hold temporarily impaired securities until recovery. Future events could occur that were not reasonably foreseen at the time management rendered its judgment on the Company’s intent to retain such securities until recovery. Examples of such events include, but are not limited to, the deterioration in the issuer’s or guarantor’s creditworthiness, a change in regulatory requirements or a major business combination or disposition.

VIE Assets and Liabilities

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

VIE derivative instrument fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Derivatives

Ambac’s operating subsidiaries’ exposure to derivative instruments is created primarily through interest rate swaps, US Treasury futures contracts and credit default swaps. These contracts are accounted for at fair value under ASC Topic 815, Derivatives and Hedging. Valuation models are used for the derivatives portfolios, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates, credit spreads, default probabilities, recovery rates, and pricing and credit ratings of referenced obligations for credit derivatives. The valuation of certain interest rate swaps, as well as all credit derivative contracts, also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market, including the amount that Ambac’s own credit risk which impacts the fair value of derivative liabilities. Refer to Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

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

Ambac employs various procedures to corroborate the reasonableness of quotes received; including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of December 31, 2012. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date (i.e. the relative change ratio). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. We believe the approach we have developed to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach exhibits the same weakness as other modeling approaches, as it is unclear if we could execute at these values.

Valuation of Deferred Tax Assets

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Ambac’s loss was ($256.7) million or ($0.85) per share in 2012, compared to ($1,960.4) million or ($6.48) per share in 2011. The year ended December 31, 2012 financial results compared to 2011 were primarily favorably impacted by (i) a lower provision for loss and loss expenses; (ii) net gains related to consolidated variable interest entities as compared to net losses in 2011; (iii) lower losses in derivative product revenues; (iv) higher other income; (v) lower other-than-temporary impairments; (vi) higher realized gains; (vii) lower reorganization items, and (viii) a lower provision for income taxes, partially offset by (i) realized losses on extinguishment of surplus notes and (ii) net losses from the change in fair value of credit derivatives as compared to a net gain in 2011.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for 2012 and 2011 and its financial condition as of December 31, 2012 and 2011.

Commutations, Terminations and Settlements of Financial Guarantee Contracts. A key business strategy for Ambac is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing financial guarantee contracts, including insurance policies and credit derivative contracts, via the pursuit of commutations, refinancings, terminations, or other claims reduction or defeasance strategies (collectively, “commutations”). Ambac considers the cash payment, if any, as well as the potential for lost future premium receipts in its review of an economic impact of executing commutation transactions. For both 2012 and 2011, Ambac executed a number of such transactions as follows:

During 2012, the Segregated Account of Ambac Assurance completed the commutation of insurance policies or portions of insurance policies on several student loan transactions. Total gross par commuted was $2.0 billion with an aggregate cash payment of $56 million. There were no Surplus Notes issued during 2012 related to commutations, terminations or settlements of financial guarantee or credit derivative transactions.

During 2011, the Segregated Account of Ambac Assurance completed the commutation of insurance policies or portions of insurance policies on several student loan transactions, two multiple-assets securities programs, and a transportation bond issuance. Total par commuted, was $4.0 billion, including $513 million through a bond tender, with an aggregate cash payment of $256 million and the issuance of Segregated Account Surplus Notes with a par value of $3.0 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned. Net premiums earned during 2012 were $414.6 million, an increase of 2% from $406.0 million in 2011. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Ambac had accelerated earnings of $127.6 million during 2012 versus $60.3 million in 2011. The net increase in accelerated earnings was primarily driven by an increase in overall volume of calls of Ambac insured debt within the public finance market due to low interest rates and refinancings by healthcare providers and a toll road authority. Additionally, certain installment paying structured finance policies had negative accelerations during 2012 and 2011. Ambac recognizes negative accelerations on policies when the GAAP premiums receivable for the policy exceeds the policy’s unearned premium reserve at termination. International finance accelerations increased during 2012 due to the de-risking of a utility and the termination of transportation exposure. Normal net premiums earned, which exclude accelerated premiums, have been negatively impacted by the runoff of the insured portfolio either via transaction terminations, refundings or scheduled maturities. Normal premiums earned were also adversely affected by the write-off of a premium receivable from a non-investment grade obligation that was deemed uncollectible. For the year ended December 31, 2012, net premiums earned relating to this obligation deemed uncollectible and written off was $25.9 million. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market sector:

($ in millions)	2012	2011
Public Finance	$153.0	$165.1
Structured Finance	49.9	97.3
International Finance	84.1	83.3

Total normal premiums earned	287.0	345.7
Accelerated earnings	127.6	60.3

Total net premiums earned	$414.6	$406.0

The following table provides a breakdown of accelerated earnings by market sector:

($ in millions)	2012	2011
Public Finance	$116.6	$66.8
Structured Finance	(4.2)	(8.9)
International Finance	15.2	2.4

Total accelerated earnings	$127.6	$60.3

Net Investment Income. Net investment income in 2012 was $382.9 million, an 8% increase from $354.8 million in 2011. The following table provides details by segment for the years ended December 31, 2012 and 2011:

($ in millions)	2012	2011
Financial Guarantee	$365.9	$326.2
Financial Services	16.8	28.3
Corporate	0.2	0.3

Total net investment income	$382.9	$354.8

The increase in Financial Guarantee net investment income in 2012 reflects the benefit of higher yielding assets in the portfolio compared to 2011. Higher yields in 2012 were primarily the result of greater holdings of Ambac-wrapped securities purchased as part of the company’s loss remediation strategy. The amortized cost basis of Ambac-wrapped securities as of December 31, 2012 was $636 million compared to $467 million at December 31, 2011. Additionally, the portfolio yield has benefited from the continued shift toward taxable municipal and corporate bonds as tax-exempt municipals mature. The average invested asset base for 2012 was slightly lower than for 2011 as receipts of installment premiums and investment receipts were more than offset by the resumption of partial claim payments on Segregated Account policies, payments made to commute certain financial guarantee exposures and the repurchase of surplus notes in the second quarter of 2012. Cash available for investment benefitted in both 2011 and 2012 from the non-payment of all claims on Segregated Account policies. As described in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K, effective March 24, 2010 claim payments on policies allocated to the Segregated Account had been enjoined pursuant to an

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

order of the Rehabilitation Court. However, the Rehabilitation Court subsequently approved rules under which, effective August 1, 2012 holders of policies allocated to the Segregated Account were, and continue to be, allowed to submit policy claims for review and partial payment equating to 25% of the permitted policy claim amount.

The Financial Services decrease in investment income for the year ended December 31, 2012 was driven primarily by a smaller portfolio of investments in the investment agreement business. The portfolio decreased primarily as a result of sales of securities to fund repayment of investment agreements and the partial repayment of intercompany loans from Ambac Assurance.

Corporate investment income relates to the investments from Ambac’s investment portfolio.

Net Other-Than-Temporary Impairment Losses. Net other-than-temporary impairment losses recorded in the statement of operations include only the credit related impairment amounts to the extent management does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the amortized cost basis less any current period credit impairment. Non-credit related impairment amounts are recorded in accumulated other comprehensive income on the balance sheet. Alternatively, the non-credit related impairment would be recorded in net other-than-temporary impairment losses in the statement of operations if management intends to sell the securities or it is more likely than not the Company will be required to sell before recovery of amortized cost less any current period credit impairment. Charges for net other-than-temporary impairment losses were $6.0 million and $63.8 million for 2012 and 2011, respectively. As further described in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K, on March 24, 2010, the OCI commenced the Segregated Account Rehabilitation Proceedings in order to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance that were allocated to the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. Claim payments under Segregated Account policies remained suspended throughout 2011 and into the third quarter of 2012. On September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. No decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Plan, with respect to the form and timing of satisfying the remaining balance of unpaid claims, could have a material effect on the recognition of other-than-temporary impairment for Ambac-wrapped securities.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated effective date of the Segregated Account Rehabilitation Plan and the resumption of claim payments with respect to Segregated Account policies have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Net other-than-temporary impairments for the years ended December 31, 2012 and 2011 resulted primarily from such adverse changes to projected cash flows on Ambac-wrapped securities and from credit impairments on certain other non-agency RMBS securities. As of December 31, 2012, management has not asserted an intent to sell any securities from its portfolio that are in an unrealized loss position. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment Gains. The following table provides a breakdown of net realized gains for the years ended December 31, 2012 and 2011:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2012:
Net gains on securities sold or called	$45.1	$27.1	$—	$72.2
Foreign exchange (losses)	(0.1)	—	—	(0.1)

Total net realized gains	$45.0	$27.1	$—	$72.1

December 31, 2011:
Net gains on securities sold or called	$13.1	$2.8	$—	$15.9
Foreign exchange gains	1.4	—	—	1.4

Total net realized gains	$14.5	$2.8	$—	$17.3

Change in Fair Value of Credit Derivatives. The net change in fair value of credit derivatives was a loss of $(9.2) million for the year ended December 31, 2012 compared to a gain of $48.0 million for the year ended December 31, 2011. The net loss for 2012 resulted from a more significant reduction of the Ambac Assurance credit valuation adjustment (“CVA”) during the year than occurred in 2011. Reductions to the CVA result in losses within the overall change in fair value of credit derivative liabilities. In addition, 2012 realized gains from credit derivative fees were lower than 2011, reflecting runoff of the portfolio. Results for both 2012 and 2011 included comparable net mark-to-market gains from improvement in average reference obligation prices and the reversal of unrealized losses associated with runoff of the portfolio. The CVA has been lowered periodically to reflect observed increases in the market value of Ambac Assurance’s direct and guaranteed obligations as they occur. See Note 8 to the Consolidated Financial Statements located in Item 8 of this Form 10-K for a further description of Ambac’s methodology for determining the fair value of credit derivatives.

Realized gains and other settlements on credit derivative contracts were $13.7 million and $17.0 million for the years ended December 31, 2012 and 2011, respectively. These amounts represent premiums received and accrued on written contracts. There were no losses and settlements included in net realized gains for the years ended December 31, 2012 and 2011.

Unrealized gains (losses) on credit derivative contracts were $(22.9) million and $31.0 million for 2012 and 2011, respectively. The net unrealized gains (losses) in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above, excluding the impact of realized gains and other settlements.

Derivative Product Revenues. Derivative product revenues resulted in a net loss of ($125.0) million for the year ended December 31, 2012, down from a loss of ($280.8) million for the year ended December 31, 2011. The losses in derivative product revenues for both 2012 and 2011 resulted primarily from mark-to-market movements in the portfolio caused by declining interest rates. Additionally, 2012 included a realized loss from the negotiated termination of a British Pound inflation indexed swap derivative asset. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio (the “macro-hedge”). This additional interest rate sensitivity contributed losses of ($41.8) million and ($282.1) million for the years ended December 31, 2012 and 2011, respectively. Excluding the impact of the macro-hedge, derivative products revenue resulted in losses of ($83.2) million for 2012 and gains of and $1.2 million for 2011. Losses for 2012, excluding the macro-hedge, resulted primarily from the negotiated termination discussed above and decreases in the Ambac CVA on certain customer swap liabilities discussed below. Excluding the macro-hedge, 2011 results included mark-to-market losses on swaps related to falling interest rates net of the CVA, offset by gains on a British Pound inflation indexed swap.

The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate (Ambac “CVA”). Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in (losses) gains within derivative products revenues of ($44.9) million and $98.1 million for the years ended December 31, 2012 and 2011, respectively. The impact of the CVA for 2012 primarily reflects observed increases in the market value of Ambac Assurance’s direct and indirect obligations. In 2011, the amount of the CVA increase is attributable to the change in value of the underlying liabilities during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized (Losses) Gains on Extinguishment of Debt. During June 2012, Ambac Assurance exercised options to repurchase surplus notes with an aggregate par value of $789.2 million for an aggregate cash payment of $188.4 million. These surplus notes were issued in connection with the settlement of credit derivative liabilities in 2010 and were recorded at their fair value at the date of issuance. This fair value was at a significant discount to par value and since 2010 Ambac has accreted the discount into earnings using the effective interest method. As described further under “Other Income” below, certain of these options were free-standing derivatives for accounting purposes and were carried at fair value as assets on the Consolidated Balance Sheets. The carrying value of extinguished surplus notes and accrued interest less the fair value of the free-standing derivatives were below the call option exercise prices and, accordingly, for the year ended December 31, 2012, Ambac recognized a realized loss of $177.6 million. Refer to Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information on the repurchase of surplus notes.

Net realized (losses) gains on extinguishment of debt also included gains from the settlement of investment agreements below their carrying value of $0.2 million and $3.1 million for the years ended December 31, 2012 and 2011, respectively.

Other Income. Other income in 2012 was $106.1 million, as compared to $25.5 million in 2011. Included within other income are mark-to-market gains and losses relating to options to call certain Ambac Assurance surplus notes, non-investment related foreign exchange gains and losses, deal structuring fees and commitment fees. Other income for the year ended December 31, 2012 primarily resulted from: mark-to-market gains of $100.7 million related to Ambac’s option to call $500 million par of bank surplus notes which were free-standing derivatives for accounting purposes. Such options were exercised in June 2012. Changes in fair value of these options through the date of exercise are reported within Other income. Other income for the year ended December 31, 2011 primarily resulted from mark-to-market gains of $6.1 million related to Ambac’s option to call certain Ambac Assurance surplus notes and income relating to structuring fees, amendment fees, waiver and consent fees of $14.3 million.

Income (Loss) on Variable Interest Entities. Income (loss) on variable interest entities for the year ended December 31, 2012 was $27.8 million, compared to ($214.4) million for the year ended December 31, 2011. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs consolidated under ASC Topic 810, including gains or losses attributable to consolidating or deconsolidating VIEs during the period reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. Differences between the net carrying value of the insurance accounts under ASC Topic 944 and the carrying value of the consolidated VIE’s net assets are recorded through income at the time of consolidation or deconsolidation.

Income on variable interest entities for 2012 resulted from positive changes to the fair value primarily attributable to accretion of the present value discount of net VIE assets into income. The net loss for 2011 primarily related to a VIE consolidated effective April 1, 2011 and deconsolidated in December 2011 which contributed losses of $224.3 million reported during the year. These losses were partially offset by income from the operations of other consolidated VIEs during the year, primarily reflecting accretion of the present value discount on net VIE assets. For financial guarantee transactions a loss upon deconsolidation typically arises from re-establishment of the carrying value of insurance loss reserves and other insurance accounts which have an aggregate net liability balance greater than the aggregate net liabilities of the VIEs in consolidation. The VIE that was both consolidated and deconsolidated within 2011 involved an adversely classified credit for which Ambac temporarily had control rights requiring consolidation. During the period that the VIE was consolidated, credit deterioration of the transaction occurred such that the loss from deconsolidation was greater than the gain from consolidation. Refer to Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on the accounting for VIEs.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expenses were $683.6 million and $1,859.5 million in 2012 and 2011, respectively. Loss and loss expenses in 2012 were primarily driven by higher estimated losses in the RMBS portfolio and international asset-backed credits. Loss and loss expenses in 2011 were primarily driven by higher estimated losses in the first-lien RMBS, student loan and structured insurance portfolios, offset by a decrease in estimated losses for the second-lien RMBS portfolio and higher estimated recoveries under representation and warranty breaches for certain RMBS transactions.

Please refer to the “Critical Accounting Estimates—Financial Guarantee Insurance Losses and Loss Expenses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to the Loss Reserves section located in Note 5 of the Consolidated Financial Statements located in Item 8 of this Form 10-K for further background information on loss reserves.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the changes in the total net loss and loss expense reserves for 2012 and 2011:

($ in millions)	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance of loss and loss expense reserves, net of subrogation recoverable and reinsurance	$6,230.8	$4,424.5
Provision for losses and loss expenses	683.6	1,859.5
Gross paid claims and loss expenses (1)	(982.8)	(201.5)
Recoveries of losses and loss expenses paid from reinsurers	18.8	19.6
Other adjustments (including foreign exchange)	24.3	(5.9)
Net deconsolidation of certain VIEs	—	134.6

Ending balance of net loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,974.7	$6,230.8

(1)	As further described in Note 1 of the Consolidated Financial Statements in Item 8 of this Form 10-K, on September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court.

Refer to Note 3 to the Consolidated Financial Statements in Item 8 of the Form 10-K for further information on the basis for consolidations and deconsolidations of VIEs.

The losses and loss expense reserves as of December 31, 2012 and December 31, 2011 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,523.2 million and $2,720.2 million, respectively. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Notes 2 and 5 of the Consolidated Financial Statements in Item 8 of this Form 10-K for further background information on the change in estimated recoveries.

The following tables provide details of net claims recorded, net of recoveries received for the years ended December 31, 2012 and 2011:

($ in millions)	2012	2011
Net claims recorded (1):
Public Finance	$18.1	$132.2
Structured Finance (2)	1,534.3	1,372.7
International Finance	—	—

Total (2)	$1,552.4	$1,504.9

(1)	Claims recorded include (i) claims paid and (ii) changes to claims presented and unpresented through the balance sheet date for policies which were allocated to the Segregated Account. Item (ii) includes permitted policy claims for policies allocated to the Segregated Account that were presented through to the balance sheet date and approved by the Rehabilitator of the Segregated Account in accordance with the Policy Claim Rules as discussed in Note 1 of the Consolidated Financial Statements in Item 8 of this Form 10-K. Amounts recorded for claims not yet permitted are based on management’s judgment.

Claims permitted in accordance with the Policy Claim Rules in 2012 were $4,246.7 million, including $3,712.9 million related to the moratorium period, March 24, 2010 through July 31, 2012. As of December 31, 2012 and 2011, respectively $3,388.1 million and $2,768.6 million of claims remain unpaid. Refer to table of Contractual Obligations by Year in the “Liquidity and Capital Reserves” section below for expected future claims to be presented or paid.

Please refer to the “Critical Accounting Estimates—Financial Guarantee Insurance Losses and Loss Expenses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to the Loss Reserves section located in Notes 2 and 5 of the Consolidated Financial Statements located in Item 8 of this Form 10-K for further background information on loss reserves.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Underwriting and Operating Expenses. Underwriting and operating expenses of $139.0 million in 2012 decreased by 2% from $141.3 million in 2011. Underwriting and operating expenses consist of gross underwriting and operating expenses plus the amortization of previously deferred expenses (included in Financial Guarantee segment). The following table provides details of underwriting and operating expenses by segment for the years ended December 31, 2012 and 2011:

($ in millions)	2012	2011
Underwriting and operating:
Financial Guarantee	$135.5	$125.8
Financial Services	3.7	10.5
Corporate	(0.2)	5.0

Total	$139.0	$141.3

The increase in Financial Guarantee underwriting and operating expenses for year ended December 31, 2012 were primarily due to higher compensation and premises expenses, partially offset by lower consulting and legal expenses. Compensation costs increased primarily as a result of increases in forfeitures of previous stock option and RSU awards in 2011. As a result of the termination of Ambac’s corporate office lease in May 2011 all existing assets (leasehold improvements) and liabilities (deferred rent) relating to this lease were reduced to zero. Deferred rent was caused by the free rent periods during the life of the lease, whereas the expense of the lease was recognized on a straight-line basis.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisors. During 2012 and 2011, expenses incurred in connection with legal and consulting services provided for the benefit of OCI amounted to $13.1 million and $17.1 million. Accordingly, future expenses may include a significant amount of advisory costs for the benefit of OCI that are outside the control of Ambac’s management.

Corporate expenses include the operating expenses of Ambac. The decrease is primarily due to the provisions of the new expense sharing agreement where Ambac Assurance reimburses Ambac for certain operating expenses.

Interest Expense. Interest expense includes accrued interest and accretion of the discount on surplus notes issued by Ambac Assurance and the Segregated Account, interest expense relating to investment agreements, and interest expense related to a secured borrowing transaction closed in December 2011. The following table provides details for the years ended December 31, 2012 and 2011:

($ in millions)	2012	2011
Interest expense:
Surplus notes	$103.6	$119.9
Investment agreements	6.3	8.1
Secured borrowing	2.4	0.1

Total	$112.3	$128.1

The decrease in interest expense on surplus notes for the year ended December 31, 2012 resulted primarily from the lower average par amount of surplus notes outstanding than in 2011. The lower par balance of surplus notes outstanding resulted from the exercise of certain options to repurchase surplus notes in June 2012. Refer to Note 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further information on the repurchase of surplus notes. The impact of the lower outstanding balance was partially offset by compounding of unpaid interest and the effect of applying the level yield method as the discount to the face value of the surplus notes accretes over time. Surplus note interest payments require the approval of OCI. On June 1, 2011 and May 15, 2012 OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on scheduled interest payment dates of June 7, 2011 and June 7, 2012, respectively. Such interest was accrued for and the Company is accruing interest on these additional amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decline in interest expense related to investment agreements stemmed primarily from reductions on outstanding investment agreements as the portfolio declined to $362.0 million at December 31, 2012 from $546.5 million at December 31, 2011.

Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. Reorganization items in 2012 and 2011 were $7.2 million and $49.9 million, respectively, including professional advisory fees of approximately $7.5 million and $35.8 million in 2012 and 2011, respectively. On March 1, 2011, Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) entered into a settlement agreement (the “OSS Settlement Agreement”) to terminate the Company’s office lease with OSS and to settle all claims among the parties. The OSS Settlement Agreement provides that OSS will have an allowed general unsecured claim in Ambac’s bankruptcy case for approximately $14.1 million.

Provision for Income Taxes. Income tax expense was $2.8 million and $77.4 million for the years ended December 31, 2012 and 2011, respectively. The income tax for 2011 related predominantly to the accrual of additional federal income tax expense to bring the overall reserve for income taxes in line with Ambac’s intent to pay the IRS to settle the IRS Dispute, including amounts contributed by both the Company and Ambac Assurance as contemplated by the Mediation Agreement dated September 21, 2011 among Ambac, Ambac Assurance, the Creditor’s Committee in Ambac’s Chapter 11 case, OCI and the Segregated Account (the “Mediation Agreement”). The income tax for 2012 related predominantly to Italian tax obligations of Ambac UK that can not be offset by net operating losses in other jurisdictions and New York State/New York City alternative minimum tax obligations. Please refer to Note 1 to the Consolidated Financial Statements located in Item 8 of this Form 10-K for additional information on the Mediation Agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac Assurance Statutory Basis Financial Results

Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin.

On March 24, 2010, Ambac Assurance established the Segregated Account. Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance and accordingly is subject to all of the filing and statutory reporting requirements of Wisconsin domiciled insurers. The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus reported in Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account and, to the extent allowable under a prescribed accounting practice by OCI, the Segregated Account. Pursuant to this prescribed practice, the results of the Segregated Account are not included in Ambac Assurance’s financial statements if Ambac Assurance’s surplus is (or would be) less than $100 million (“Minimum Surplus Amount”). Maintaining the Minimum Surplus Amount will result in a reduction in the liabilities assumed by Ambac Assurance from the Segregated Account. Please refer to Note 1 of the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on the establishment of the Segregated Account as well as the operative funding documents between Ambac Assurance and the Segregated Account.

Ambac Assurance’s statutory policyholder surplus and qualified statutory capital were $100.0 million and $628.3 million at December 31, 2012, respectively, as compared to $495.3 million and $684.6 million as of December 31, 2011, respectively. The Segregated Account reported statutory policyholder surplus of $(61.8) million and $105.9 million as of December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, Ambac Assurance’s surplus as regards to policyholders is at the Minimum Surplus Amount and therefore $163.7 million of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. In the event that Ambac Assurance does not generate future surplus in the amount of insurance liabilities not assumed under the Reinsurance Agreement because of the applicability of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Secured Note and Reinsurance Agreement. This shortfall will be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.

As further described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Plan, with respect to the form and timing of satisfying the remaining balance of unpaid claims, could have a material effect on the measurement of statutory policyholder surplus.

The decline in Ambac Assurance’s policyholder surplus for the year ended December 31, 2012 was due to (i) contributions to contingency reserves of $339.0 million as a result of adverse development of non-defaulted policies that remain in the general account of Ambac Assurance; (ii) insurance losses and loss expenses of $696.9 million; (iii) impairment losses of $144.0 million on guaranty of subsidiary liabilities (primarily from the interest rate swap business); and (iv) the extinguishment of $789.2 million of surplus notes for a cash payment of $188.4 million. These declines were partially offset by (i) net investment income, (ii) earned premiums, and (iii) a $163.7 million reduction in the liabilities assumed by Ambac Assurance from the Segregated Account for losses on policies allocated to the Segregated Account.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Wisconsin Insurance Commissioner has prescribed the following additional accounting practices for Ambac Assurance and the Segregated Account of Ambac Assurance:

•

NAIC SAP allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. Additionally, NAIC SAP requires an insurance company to record probable losses on its subsidiaries for which it guarantees their obligations, using a discount rate equal to the average rate of return on its admitted assets. The Company’s average rates of return on its admitted assets at December 31, 2012 and December 31, 2011 were 8.01% and 7.45%, respectively. OCI has directed the Company to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees.

•

NAIC SAP states that proceeds received by the issuer of surplus notes must be in the form of cash or other admitted assets having readily determinable values and liquidity satisfactory to the commissioner of the state of domicile. Accordingly, surplus notes issued in conjunction with commutations or the settlement of claims would be valued at zero upon issuance. OCI has directed the Company to record surplus notes issued in settlement of liabilities at full par value upon issuance as in these instances the surplus notes do not represent a contribution of capital, but rather a distribution of value from the common and preferred shareholders of the Company. The surplus notes issued have a claim against surplus senior to the preferred and common shareholders. OCI has extended this prescribed practice to the evaluation of other-than-temporary impairments for Ambac Assurance guaranteed securities held in the investment portfolio. NAIC SAP states that when an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. Under NAIC SAP, the present value of cash flows expected to be collected should include the fair value of surplus notes received from Ambac Assurance, as required under the Segregated Account Rehabilitation Plan. OCI has directed the Company to utilize par value rather than fair value of these surplus notes in this computation. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on the Segregated Account Rehabilitiation Plan.

The Wisconsin Insurance Commissioner has permitted the following accounting practice for Ambac Assurance:

•

Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. This differs from the prescribed practices of the Wisconsin Administrative Code, which requires contributions to and releases from the contingency reserve be recorded through underwriting income. The Company received permission from OCI to record contributions to and releases from the contingency reserves in accordance with NAIC SAP. This permitted practice also applies to Everspan.

•

The Company received permission from OCI to report investment holdings of Ambac Assurance insured securities, with coverage under financial guaranty policies that have been allocated to the Segregated Account, as a separate invested asset on the balance sheet rather than combined with other bond investments. This permitted practice only impacts the balance sheet line items discussed above and has no impact on the valuation of the securities to which it applies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the above prescribed and permitted practices, Ambac Assurance’s statutory surplus at December 31, 2012 and December 31, 2011 was greater by $81.8 million and lower by $13.9 million, respectively, than if the Company had reported such amounts in accordance with NAIC SAP.

The significant differences from U.S. GAAP are that under SAP:

•

Loss reserves are only established for losses on guaranteed obligations that have defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (currently discounted at 5.1% as prescribed by OCI). Under U.S. GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of U.S GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 1.6%.

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

•

Variable interest entities are not required to be assessed for consolidation. Under U.S. GAAP, a reporting entity that has both the following characteristics is required to consolidate the VIE: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Ambac generally has the obligation to absorb losses of VIEs that could potentially be significant to the VIE as the result of its guarantee of insured obligations issued by VIEs. For certain VIEs Ambac Assurance has the power to direct the most significant activities of the VIE and accordingly consolidates the VIEs under U.S. GAAP.

•

All issued surplus notes are included in Policyholder Surplus at an amount equal to par regardless of the amounts received in consideration for issuance of the notes. Under U.S. GAAP, surplus notes are included in long-term debt obligations recorded at their estimated fair value at date of issuance and accrete up to face value via the effective interest method.

•

Upfront premiums written are earned on a basis proportionate to the remaining scheduled debt service to the original total principal and interest insured. Installment premiums are reflected in income pro rata over the period

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by Ambac’s Chapter 11 Bankruptcy emergence. We believe the consummation of a successful restructuring under Chapter 11 of the Bankruptcy Code is critical to our continued viability and long term liquidity. As with any judicial proceeding, there are risks of unavoidable delay with a Chapter 11 proceeding. Delays in the consummation of a plan would add expense as Ambac will be required to incur costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. A prolonged continuation of the Chapter 11 proceedings may also require us to seek financing. If we require financing during the Chapter 11 proceedings and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, our assets and securities could become further devalued or worthless. While management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding, no guarantee can be given that it will be able to pay all such expenses. If its liquidity runs out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur.

Ambac’s liquidity is dependent on its current cash and investments of $30.4 million at December 31, 2012, and consummation of Ambac’s Fifth Amended Plan of Reorganization (as it may be further amended, the “Reorganization Plan”). Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K), Ambac Assurance is required, under certain circumstances, to make payments to the Company with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain costs and expenses. Any expected receipts with regards to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011, which amount to $424.8 million as of December 31, 2012. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for descriptions of the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore the aforementioned payments and reimbursements will be Ambac’s principal source of funds in the near term. The principal uses of liquidity are the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy, and amounts related to the settlement of the IRS litigation. Ambac’s liquidity requirements are being funded by cash on hand and reimbursements of certain expenses, including a portion of IRS litigation expenses, from Ambac Assurance, and any contingencies could cause material additional liquidity strains.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table includes aggregated information about contractual obligations for Ambac and its subsidiaries, excluding variable interest entities consolidated as a result of Ambac Assurance’s financial guarantee contracts. These obligations include payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments under Ambac Assurance and Ambac Assurance Segregated Account’s surplus note obligations, investment and repurchase agreement obligations, and payments due under operating leases. The table and commentary below reflect scheduled payments and maturities based on the original payment terms specified in the underlying agreements and contracts, or expected required payment dates if earlier, and exclude Liabilities subject to compromise which will be disbursed in accordance with our Reorganization Plan.

	Contractual Obligations by Year
($ in millions)	2013	2014	2015	2016	2017	Thereafter
Surplus note obligations (1)	$255.2	$64.5	$64.5	$64.5	$64.5	$1,513.8
Investment and repurchase agreement obligations (2)	7.2	190.9	53.3	5.3	118.3	—
Operating lease obligations (3)	5.2	5.2	5.1	—	—	—
Purchase obligations (4)	16.7	0.5	0.5	0.2	—	—
Post retirement benefits (5)	0.5	0.5	0.6	0.6	0.6	3.6
Loss and loss expenses (6)	4,306.2	928.5	576.8	390.9	222.6	5,539.9
Federal Taxes (7)	101.8	—	—	—	—	—
Secured borrowing (8)	13.0	2.2	—	—	—	—

Total	$4,705.8	$1,192.3	$700.8	$461.5	$406.0	$7,057.3

(1)	Includes principal of and interest on surplus notes when due. All payments of principal and interest on Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the surplus notes, such interest will accrue and compound annually until paid. OCI disapproved interest payments scheduled for June 7, 2011 and 2012. Amounts in the table assume approval by OCI for all principal and interest payments in the future, including payment of previously deferred interest on the next scheduled payment date of June 7, 2013.
(2)	Includes principal of and interest on obligations using current rates for floating rate obligations. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to legal maturity date. Amounts included in the table are based on the expected withdrawal date.
(3)	Amount represents future lease payments on lease agreements existing as of December 31, 2012.
(4)	Purchase obligations represent future expenditures for contractually scheduled fixed terms and amounts due for various technology-related maintenance agreements and other outside services.
(5)	Amount represents future benefit payments on the Ambac Assurance postretirement benefit plan for the next 10 years.
(6)

The timing of expected claim payments is based on deal specific cash flow payments, excluding expected recoveries. These deal specific cash flow payments are based on the expected cash flows of the underlying transactions (e.g. for RMBS credits we model estimated future claim payments). The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to the Loss Reserves section located in Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method. Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not paid from the commencement of the Segregated Account Rehabilitation Proceedings until the third quarter of 2012. As further described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, on or about September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. As further described in Note 1 of Part 1—Notes to the Unaudited Consolidated Financial Statements, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims as provided in the Segregated Account Rehabilitation Plan. Possible modifications to the Plan with respect to the form and timing of satisfying the remaining balance of unpaid claims could have a material effect on Ambac Assurance liquidity. The Rehabilitator has previously announced that more specific information regarding the status of

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. Unpaid claims, including deferred policy claims amount to $3,388.1 million at December 31, 2012. Although the Rehabilitator has not established an effective date for the Rehabilitation Plan, we have included such unpaid amounts as obligations due in 2013. Additionally, all future claim payments are included in their respective year at the estimated permitted claim amount.
(7)	Includes a Federal tax settlement estimated to be concluded in 2013.
(8)	Includes estimated interest and principal payments on the secured borrowing. These estimates are based on modeled expected future cash flows from the underlying RMBS securities which collateralize and fund repayment of the secured borrowing. Refer to Notes 11 and 8 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of the secured borrowing and of our cash flow estimation process for RMBS securities, respectively.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, proceeds from repayment of affiliate loans, claim and reinsurance recoveries, and RMBS subrogation recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus notes principal and interest payments, additional loans to affiliates and tax payments to Ambac. Interest and principal payments on surplus notes are subject to approval of Ambac Assurance’s insurance regulator, which has full discretion over deferral of payments regardless of the liquidity position of Ambac Assurance.

The exercise of surplus note call options used $188.4 million of liquidity in 2012, and a $100 million payment of the IRS Settlement amount is likely to be a use of liquidity in 2013.

Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a specified level of cash and short-term investments at all times.

Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not paid from the commencement of the Segregated Account Rehabilitation Proceedings until the third quarter of 2012. As further described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, on or about September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. During the year ended December 31, 2012, the Segregated Account paid $1,061.7 million, which represents 25% of claims permitted in accordance with the Policy Claim Rules. Permitted policy claims will be a future use of liquidity. Requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on the first two scheduled interest payment dates of June 7, 2011 and 2012 were disapproved by OCI.

Ambac Assurance is restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided above, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on AMPS since 2010.

Our ability to recover RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $28 million, $2,119 million and $415 million in in 2013, 2014 and 2015, respectively. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amounted to $839.9 million as of December 31, 2012. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

A subsidiary of Ambac Assurance provided a $360 million liquidity facility to a reinsurance company which acted as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which was guaranteed by Ambac Assurance, provided temporary funding in the event that the reinsurance company’s capital was insufficient to make payments under the reinsurance agreement. At December 31, 2011, $8.8 million was drawn on this liquidity facility. In 2012, the subsidiary received notice that the reinsurance treaty was terminated; as such, there will be no further draws on the facility. During 2012, Ambac Assurance received full repayment of the previously drawn amount of $8.8 million.

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

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of December 31, 2012 were issued in connection with either municipal bonds or structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of December 31, 2012, Ambac had $314.4 million of contingent withdrawal investment agreements related to CLNs and $47.7 million related to municipal bonds. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. Additionally, management performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

The interest rate swap business maintains cash and short-term investments and closely matches the date swap payments are made and received. Liquidity risk also exists in the derivative contract and investment agreement portfolios due to contract provisions which may require collateral posting or early termination of contracts. Both the investment agreement swap businesses borrow cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from Ambac Assurance’s insurance regulator.

Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac posted collateral of $375.7 million in connection with its outstanding investment agreements, including accrued interest, at December 31, 2012.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges most of the related risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post independent amounts of collateral in excess of the amounts needed to cover unrealized losses. AFS also hedges part of its interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, AFS would be required to make termination payment but would also receive a return of collateral in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $262.6 million, including independent amounts, under these contracts at December 31, 2012.

Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.

BALANCE SHEET

In 2012, total assets decreased by approximately $107 million to $27.00 billion at December 31, 2012, primarily as a result of Segregated Account claim payments, the exercise of call options to purchase surplus notes issued by Ambac Assurance, lower premium receivables and subrogation recoverables, and lower derivative assets, partially offset by higher variable interest entity assets. As of December 31, 2012, total stockholders’ deficit was $3.25 billion; compared with total stockholders’ deficit of $3.15 billion at December 31, 2011. This increased deficit was primarily caused by the net loss for the year ended December 31, 2012, partially offset by unrealized gains on investment securities during the period.

Investment Portfolio. Ambac Assurance’s non-VIE investment objective is to achieve the highest after-tax yield on a diversified portfolio of fixed income investments while employing asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities in the open market given their relative risk/reward characteristics and to mitigate the effect of potential future adverse development in the insured portfolio. Ambac Assurance’s investment policies are subject to oversight by the Rehabilitator of the Segregated Account pursuant to contracts entered into between Ambac Assurance and the Segregated Account.

Ambac UK’s non-VIE investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holders and meeting their claims. Ambac UK’s investment portfolio is primarily fixed income investments and is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the FSA as regulator of Ambac UK. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.

The Financial Services non-VIE investment portfolio consists primarily of assets funded with proceeds from the issuance of investment agreement liabilities. The primary investment objective is to invest in a diversified portfolio of high-grade securities that produce sufficient cash flow to satisfy all investment agreement liabilities and their collateral requirements. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by segment at December 31, 2012 and 2011:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2012:
Fixed income securities:
Municipal obligations (1)	$1,814.7	$—	$—	$1,814.7
Corporate obligations	1,047.4	64.8	—	1,112.2
Foreign obligations	70.1	—	—	70.1
U.S. government obligations	105.2	22.1	—	127.3
U.S. agency obligations	78.4	4.1	—	82.5
Residential mortgage-backed securities (2)	1,362.5	93.1	—	1,455.6
Collateralized debt obligations	22.3	11.0	—	33.3
Other asset-backed securities	520.0	186.6	—	706.6

	5,020.6	381.7	—	5,402.3
Short-term (1)	629.7	1.7	30.3	661.7
Other	0.1	—	—	0.1

	5,650.4	383.4	30.3	6,064.1

Fixed income securities pledged as collateral:
U.S. government obligations	265.8	—	—	265.8
Residential mortgage-backed securities	—	—	—	—

	265.8	—	—	265.8

Total investments	$5,916.2	$383.4	$30.3	$6,329.9

Percent total	93.4%	6.1%	0.5%	100%

December 31, 2011:
Fixed income securities:
Municipal obligations (1)	$2,003.0	$—	$—	$2,003.0
Corporate obligations	1,015.6	111.9	—	1,127.5
Foreign obligations	94.8	—	—	94.8
U.S. government obligations	86.2	25.4	—	111.6
U.S. agency obligations	82.6	4.3	—	86.9
Residential mortgage-backed securities (2)	1,054.5	358.0	—	1,412.5
Collateralized debt obligations	31.7	14.5	—	46.2
Other asset-backed securities	669.6	278.2	—	947.8

	5,038.0	792.3	—	5,830.3
Short-term (1)	729.5	18.7	34.9	783.1
Other	0.1	—	—	0.1

	5,767.6	811.0	34.9	6,613.5

Fixed income securities pledged as collateral:
U.S. government obligations	260.8	—	—	260.8
Residential mortgage-backed securities	2.7	—	—	2.7

	263.5	—	—	263.5

Total investments	$6,031.1	$811.0	$34.9	$6,877.0

Percent total	87.7%	11.8%	0.5%	100%

(1)	Includes taxable and tax exempt securities.
(2)	Includes RMBS insured by Ambac Assurance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities at December 31, 2012 and 2011 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2012:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$582.5	$0.2	$—	$582.7
RMBS—Second Lien	502.9	—	—	502.9
U.S. Government Sponsored Enterprise Mortgages	66.9	89.6	—	156.5
RMBS—First Lien—Sub Prime	177.9	—	—	177.9
Government National Mortgage Association	2.1	3.3	—	5.4
RMBS—First Lien—Prime	30.2	—	—	30.2

Total residential mortgage-backed securities	1,362.5	93.1	—	1,455.6

Other asset-backed securities
Military Housing	379.7	—	—	379.7
Credit Cards	—	154.4	—	154.4
Auto	13.1	32.2	—	45.3
Structured Insurance	56.9	—	—	56.9
Student Loans	16.7	—	—	16.7
Other	53.6	—	—	53.6

Total other asset-backed securities	520.0	186.6	—	706.6

Total	$1,882.5	$279.7	$—	$2,162.2

December 31, 2011
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$443.0	$224.4	$—	$667.4
RMBS—Second Lien	386.8	—	—	386.8
U.S. Government Sponsored Enterprise Mortgages	93.7	128.7	—	222.4
RMBS—First Lien—Sub Prime	126.0	—	—	126.0
Government National Mortgage Association	3.3	4.9	—	8.2
RMBS—First Lien—Prime	4.4	—	—	4.4

Total residential mortgage-backed securities	1,057.2	358.0	—	1,415.2

Other asset-backed securities
Military Housing	376.7	—	—	376.7
Credit Cards	—	176.4	—	176.4
Auto	55.6	78.1	—	133.7
Structured Insurance	123.3	—	—	123.3
Student Loans	16.6	13.6	—	30.2
Other	97.4	10.1	—	107.5

Total other asset-backed securities	669.6	278.2	—	947.8

Total	$1,726.8	$636.2	$—	$2,363.0

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is B+ and BB-, as of December 31, 2012 and December 31, 2011, respectively. There is additional auto exposure in short term investments of $1.8 million and $7.9 million at December 31, 2012 and 2011, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the fair value of residential mortgage-backed securities (excluding U.S. Government Sponsored Enterprises and Government National Mortgage Association Mortgages) by vintage and type at December 31, 2012 and 2011:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
December 31, 2012
2003 and prior	$—	$4.5	$—	$3.8	$8.3
2004	31.3	14.1	—	1.6	47.0
2005	158.0	119.3	11.9	25.1	314.3
2006	206.5	303.4	3.8	88.6	602.3
2007	186.9	61.6	14.5	58.8	321.8

Total	$582.7	$502.9	$30.2	$177.9	$1,293.7

December 31, 2011
2003 and prior	$—	$0.5	$—	$4.3	$4.8
2004	29.0	7.1	—	1.3	37.4
2005	135.9	63.7	4.4	3.6	207.6
2006	175.4	254.0	—	83.8	513.2
2007	327.1	61.5	—	33.0	421.6

Total	$667.4	$386.8	$4.4	$126.0	$1,184.6

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2012 and 2011, respectively:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short term	Total	Weighted Average Underlying Rating (1)
December 31, 2012
Ambac Assurance Corporation (2)	$66.3	$4.7	$1,344.3	$—	$1,415.3	B
National Public Finance Guarantee Corporation	686.7	77.2	—	—	763.9	AA-
Assured Guaranty Municipal Corporation	448.2	169.3	4.9	—	622.4	A
MBIA Insurance Corporation	—	19.7	2.1	—	21.8	BBB-
Financial Guarantee Insurance Corporation	17.6	—	4.2	—	21.8	A-
Assured Guaranty Corporation	—	—	14.8	—	14.8	D

Total	$1,218.8	$270.9	$1,370.3	$—	$2,860.0	BBB-

December 31, 2011
Ambac Assurance Corporation (2)	$59.9	$4.6	$1,131.4	$—	$1,195.9	B+
National Public Finance Guarantee Corporation	816.7	82.4	—	—	899.1	A+
Assured Guaranty Municipal Corporation	447.0	160.2	9.3	24.0	640.5	A
MBIA Insurance Corporation	—	19.1	3.8	—	22.9	BBB-
Financial Guarantee Insurance Corporation	17.3	—	7.7	—	25.0	BBB+
Assured Guaranty Corporation	—	—	38.4	—	38.4	CCC+

Total	$1,340.9	$266.3	$1,190.6	$24.0	$2,821.8	BBB

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody’s. If unavailable, Ambac’s internal rating is used.
(2)	Includes securities insured by Ambac Assurance and Ambac Assurance UK Limited.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the ratings distribution of the fixed income investment portfolio at December 31, 2012 and 2011 by segment:

Rating (1):

	Financial Guarantee (2)	Financial Services	Combined
2012:
AAA	27%	81%	31%
AA	27	19	26
A	13	—	12
BBB	11	—	10
Below investment grade	17	—	16
Not rated	5	—	5

	100%	100%	100%

2011:
AAA	25%	57%	29%
AA	33	17	31
A	14	<1	12
BBB	8	5	8
Below investment grade	13	21	14
Not rated	7	—	6

	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)	Below investment grade insured bonds purchased as part of the loss remediation strategy represent 12% of the 2012 and 8% of the 2011 Financial Guarantee portfolio, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, for all securities in an unrealized loss position as of December 31, 2012 and 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	December 31, 2012		December 31, 2011
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value (1)	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0—6 months	$42.4	$0.4	$4.4	$0.1
7—12 months	0.1	—	5.0	0.2
Greater than 12 months	4.3	—	14.6	0.2

	46.8	0.4	24.0	0.5

Corporate obligations in continuous unrealized loss for:
0—6 months	64.0	0.9	139.3	4.1
7—12 months	5.7	0.2	16.2	2.1
Greater than 12 months	132.9	8.0	178.9	17.0

	202.6	9.1	334.4	23.2

U.S. treasury obligations in continuous unrealized loss for:
0—6 months	16.6	0.3	130.4	0.1
7—12 months	9.5	0.4	—	—
Greater than 12 months	—	—	—	—

	26.1	0.7	130.4	0.1

Residential mortgage-backed securities in continuous unrealized loss for:
0—6 months	85.8	5.3	113.4	12.2
7—12 months	2.7	—	12.4	2.3
Greater than 12 months	116.2	15.2	105.7	43.3

	204.7	20.5	231.5	57.8

Collateralized debt obligations in continuous unrealized loss for:
0—6 months	—	0.1	33.0	0.8
7—12 months	0.2	0.1	—	—
Greater than 12 months	13.5	0.3	12.5	1.8

	13.7	0.5	45.5	2.6

Other asset-backed securities in continuous unrealized loss for:
0—6 months	0.2	—	176.6	8.3
7—12 months	—	—	5.2	—
Greater than 12 months	188.8	46.5	204.9	51.8

	189.0	46.5	386.7	60.1

Short term securities in continuous unrealized loss for:
0—6 months	1.2	—	5.8	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	1.2	—	5.8	—

Total	$684.1	$77.7	$1,158.3	$144.3

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management has determined that the unrealized losses in fixed income securities at December 31, 2012 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities, including those guaranteed by Ambac Assurance, and a general increase in risk and liquidity premiums demanded by fixed income investors. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no unexpected principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management has no intent to sell these securities; and (d) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis.

The following table summarizes amortized cost and fair value for all securities in an unrealized loss position as of December 31, 2012 and 2011, by contractual maturity date:

	December 31, 2012		December 31, 2011
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$2.9	$2.8
Due after one year through five years	2.7	2.7	—	—
Due after five years through ten years	44.2	43.8	15.1	14.9
Due after ten years	0.3	0.3	6.5	6.3

	47.2	46.8	24.5	24.0

Corporate obligations:
Due in one year or less	18.0	17.5	—	—
Due after one year through five years	140.6	136.5	114.3	111.1
Due after five years through ten years	28.1	27.0	189.7	177.3
Due after ten years	25.0	21.6	53.6	46.0

	211.7	202.6	357.6	334.4

U.S. treasury obligations:
Due in one year or less	16.7	16.2	—	—
Due after one year through five years	9.9	9.7	130.3	130.2
Due after five years through ten years	0.2	0.2	0.2	0.2
Due after ten years	—	—	—	—

	26.8	26.1	130.5	130.4

Residential mortgage-backed securities	225.2	204.7	289.3	231.5

Collateralized debt obligations	14.2	13.7	48.1	45.5

Other asset-backed securities	235.5	189.0	446.8	386.7

Short term securities	1.2	1.2	5.8	5.8

Total	$761.8	$684.1	$1,302.6	$1,158.3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, for all securities sold at a loss during 2012 and 2011, the aggregate fair value and realized loss by length of time those securities were continuously in an unrealized loss position prior to the sale date:

	December 31, 2012		December 31, 2011
($ in millions)	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses
Municipal obligations in continuous unrealized loss for:
0—6 months	$—	$—	$—	$—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	—	—

Corporate obligations in continuous unrealized loss for:
0—6 months	—	—	17.0	1.2
7—12 months	—	—	—	—
Greater than 12 months	50.4	0.6	—	—

	50.4	0.6	17.0	1.2

U.S. government obligations in continuous unrealized loss for:
0—6 months	—	—	5.5	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	5.5	—

Residential mortgage-backed securities:
0—6 months	4.1	0.2	—	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	4.1	0.2	—	—

Collateralized debt obligations in continuous unrealized loss for:
0—6 months	—	—	—	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	16.6	3.3

	—	—	16.6	3.3

Other asset-backed securities in continuous unrealized loss for:
0—6 months	11.1	—	—	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	83.1	0.9

	11.1	—	83.1	0.9

Short term securities in continuous unrealized loss for:
0—6 months	91.5	—	—	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	91.5	—	—	—

Total	$157.1	$0.8	$122.2	$5.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A significant consideration in Ambac’s reorganization is the impact, if any, on Ambac’s estimated $7,287.1 million U.S. federal net operating loss tax carry forward as of December 31, 2012. Ambac considers the NOLs to be a valuable asset. However, Ambac’s ability to use the NOLs could be substantially limited if Ambac were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). In general, an Ownership Change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership (by value) in Ambac by 50% or more, as measured generally over a rolling three year period beginning with the last Ownership Change. These provisions can be triggered by new issuances of stock, merger and acquisition activity or normal market trading. As noted above, on February 2, 2010, Ambac entered into the Rights Plan to reduce the risk of an Ownership Change resulting from the trading of Ambac’s stock. Moreover, on November 30, 2010, the Bankruptcy Court entered an order, which was amended and restated on September 27, 2012 (the “Trading Order”), restricting certain transfers of equity interests in, and claims against, Ambac. The Trading Order generally restricts investors from acquiring Ambac stock if after any such acquisition a holder would beneficially own at least 13,500,000 shares of Ambac stock. The Trading Order also generally restricts investors from transferring or acquiring claims (including debt securities) if after any such transfer or acquisition a holder would beneficially own claims that could result in such holder receiving stock in reorganized Ambac pursuant to the terms of the Reorganization Plan with a value equal to or greater than 4.5% of the value of the stock of reorganized Ambac. A holder would reach that threshold with ownership of $56.9 million of senior debt securities or any combination of debt securities and other claims that would result in such holder receiving stock in reorganized Ambac pursuant to the terms of the Reorganization Plan with a value equal to or greater than 4.5% of the value of the stock of reorganized Ambac (the “Threshold Amount”). On January 6, 2012, the Bankruptcy Court entered an order (the “Claims Acquisition Notice Order”) that requires any entity proposing to acquire claims in a transaction following which such entity would beneficially own claims that, pursuant to the Reorganization Plan, would entitle such entity to receive stock in reorganized Ambac in excess of the Threshold Amount, to serve notice of such proposed transaction upon Ambac and its counsel at least fifteen (15) business days prior to the consummation thereof. Following receipt of such notice Ambac may object to the proposed acquisition in the Bankruptcy Court. If such an objection is filed, the acquisition described in the notice shall not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. Pursuant to the Trading Order and the Claims Acquisition Notice Order, Ambac may obtain one or more orders from the Bankruptcy Court to enforce these restrictions by requiring investors to sell their stock or claims so that their holdings comply with the limitations imposed by such orders. The Trading Order also contains equity forfeiture provisions that will limit stock distributions to be made upon effectiveness of the Reorganization Plan to any claimholder that fails to adhere to the Trading Order or the Claims Acquisition Notice Order and the restrictions prescribed therein. The Bankruptcy Court will retain jurisdiction to enforce the Trading Order after Ambac emerges from its Chapter 11 proceeding. Furthermore, the Certificate of Incorporation of the Company that will take effect upon emergence contains similar provisions restricting stock transfers to mitigate the possibility of an Ownership Change.

Ambac expects to experience an Ownership Change as a result of the implementation of the Reorganization Plan. The Trading Order and Claims Acquisition Notice Order are intended to increase the likelihood that Ambac will qualify for an exemption from Section 382’s limitation on NOLs that applies to certain Ownership Changes occurring as a result of a bankruptcy plan of reorganization. On October 25, 2012, Ambac received an IRS private letter ruling confirming that, based on the procedures and limitations imposed by the Trading Order (including the equity forfeiture provisions) and on the other facts and representations set forth therein, the Ownership Change that will occur upon consummation of the Reorganization Plan qualifies for the special exception to the limitations under Section 382(a) for Ownership Changes occurring as a result of a bankruptcy plan of reorganization under Section 382(l)(5) of the Tax Code.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows. Net cash (used in) provided by operating activities was ($613.9) million and $3.6 million during 2012 and 2011, respectively. Operating cash flows decreased in 2012 primarily due to gross claim, loss expense and commutation payments of $982.8 million, including the partial payment of previously unpaid Segregated Account claims in accordance with the Policy Claim Rules, which began in the third quarter of 2012. Operating cash flows decreased in 2011 primarily due to gross claim, loss expense and commutation payments of $201.5 million. Operating cash flows were not impacted by interest payments under surplus notes issued by Ambac Assurance and the Segregated Account of Ambac Assurance since OCI did not approve such payments in June 2012 or June 2011. Future net cash provided by operating activities will be impacted by the level of premium collections, investment income, surplus note interest payments (subject to approval by OCI), commutations payments and claim payments (including the ultimate payment of presented but unpaid claims as a result of the claim moratorium), including payments under credit default swap contracts.

Net cash provided by investing activities was $1,038.0 million and $228.0 million in 2012 and 2011, respectively. In 2012, these investing activities were primarily from sales and maturities of fixed income securities that were used for Segregated Account claim payments, and surplus note calls. In 2011, these investing activities were primarily from sales and maturities of fixed income securities, partially offset by purchases of investments and net short-term investing activities.

Net cash used in financing activities was $396.2 million and $225.1 million in 2012 and 2011, respectively. Financing activities for the years ended December 31, 2012 and 2011 included repayments of investment and repurchase agreements of $186.8 million and $258.4 million, respectively. Also included in 2012 financing activities was a payment of $188.4 million, whereby Ambac Assurance exercised options to repurchase surplus notes with an aggregate par value of $789.2 million. Total cash provided by operating, investing and financing activities was $27.8 million and $6.5 million in 2012 and 2011, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RISK MANAGEMENT

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions (via the transfer of servicing on transaction collateral, pursuit of recoveries in respect of paid claims, commutations of policies, purchases of Ambac Assurance-insured obligations, and repurchases of surplus notes issued by Ambac Assurance or the Segregated Account) and maximizing the return on its investment portfolio. The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategies. As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, Ambac’s risk management practices are qualified by reference to the Rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices. By virtue of a management services contract executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Risk Management group is responsible for all surveillance, remediation and mitigation services provided to the Segregated Account under the supervision of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). Please refer to Risk Management located in Part I, Item 1: Business of this 2012 Form 10-K for further discussion of our Risk Management Group.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Reinsurance—To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $302.7 million from its reinsurers at December 31, 2012. As of December 31, 2012, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $21,397 million, with the largest reinsurer accounting for $18,780 million or 7.7% of gross par outstanding at December 31, 2012. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2012 and the reinsurers’ rating levels as of March 15, 2013:

Reinsurers	Moody’s Rating	Moody’s Outlook	Percentage ceded Par	Net unsecured reinsurance recoverable (in thousands) (1)
Assured Guaranty Re Ltd (2)	Baa1	Stable	87.77%	$—
Sompo Japan Insurance Inc	A1	Stable	6.82	—
Assured Guaranty Corporation (2)	A3	Stable	5.41	13,370

Total			100.00%	$13,370

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.
(2)	In January 2013, Moody’s downgraded Assured Guaranty Corporation to A3 from Aa3 and Assured Guaranty Re Ltd to Baa1 from A1. The downgrade provides Ambac Assurance with termination rights on certain reinsurance contracts and requires an increase to the collateral currently provided by Assured Guaranty Re Ltd.

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk, and foreign currency exchange risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers in Ambac’s Risk Management group are responsible for developing and applying methods to measure risk. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of both parallel and non-parallel shifts in the benchmark interest rate curve and “Value-at-Risk” (“VaR”) measures. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:

Financial instruments for which fair value may be affected by changes in interest rates consist primarily of investment securities, loans, investment agreement and repurchase agreement liabilities, obligations under repurchase agreements, long-term debt and interest rate derivatives. The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7 to the Consolidated Financial Statements located in Item 8 of this Form 10-K) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2012:

Change in Interest Rates	Estimated Net Fair Value	Estimated Change in Net Fair Value
($ in millions)
2012:
300 basis point rise	$4,693	$(70)
200 basis point rise	4,796	33
100 basis point rise	4,796	33
Base scenario	4,763	—
100 basis point decline (1)	4,658	(105)

(1)	Incorporates an interest rate floor of 0%

Due to the low interest rate environment as of December 31, 2012, stress scenarios involving interest rate declines greater than 100 basis points are not meaningful to the Company’s portfolios.

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

Ambac Financial Services (“AFS”) manages its derivatives portfolio with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The interest rate sensitivity in the AFS derivatives portfolio has been reduced over the course of 2012 as interest rate exposure in the financial guarantee business has declined. The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $1.1 million for a 1 basis point parallel shift in USD swap rates up or down, respectively, at December 31, 2012.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the year ended December 31, 2012, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $36.2 million. Ambac’s VaR ranged from a high of $43.7 million to a low of $29.5 million for the twelve month period ended December 31, 2012. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing stress testing to measure the potential for losses in volatile markets. These stress tests include parallel and non-parallel shifts in the benchmark interest rate curve.

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

The following table summarizes the estimated change in fair values on Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at December 31, 2012:

($ in millions) Change in Underlying Spreads	Estimated Change in Fair Value	Fair Value
250 basis point widening	$(169)	$(383)
50 basis point widening	(34)	(248)
Base scenario	—	(214)
50 basis point narrowing	33	(181)
250 basis point narrowing	139	(75)

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $261.2 million reduction to the credit derivatives liability as of December 31, 2012. At December 31, 2012 the credit valuation adjustment resulted in a 55% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7 to the Audited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-K for further information on measurement of the credit valuation adjustment.

The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk were not significant as of December 31, 2012. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $122 million as of December 31, 2012.

Ambac’s investment portfolio contains securities with different sensitivities to and volatility of credit spreads. The most significant changes to credit spreads have generally related to Alt-A and subprime residential mortgage-backed securities, some of which are guaranteed by Ambac Assurance. Credit spreads may reflect the non-payment risk of the underlying mortgages, the guarantor or both. The following table summarizes the estimated change in fair values of Ambac’s investment portfolio assuming immediate shifts in credit spreads across all holdings at December 31, 2012:

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Change Credit Spreads	Estimated Change in Fair Value	Fair Value
($ in millions)

250 basis point widening	$(610)	$5,720
50 basis point widening	(124)	6,206
Base scenario	—	6,330
50 basis point narrowing	124	6,454
250 basis point narrowing	571	6,901

Foreign Exchange Risk:

Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK and Ambac’s consolidated VIEs. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of December 31, 2012.

($ in millions)	Change in Foreign Exchange Rates Against U.S. Dollar
	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(130.7)	$(65.3)	$65.3	$130.7

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (Debtor-in-Possession) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules in this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on November 8, 2011, Ambac Financial Group, Inc. filed for relief under Chapter 11 of the United States Bankruptcy Code and although the Bankruptcy Court confirmed the Reorganization Plan, there are uncertainties inherent in the bankruptcy process. The significant deterioration of the guaranteed portfolio has adversely impacted the financial condition of the Company’s operating subsidiary, Ambac Assurance Corporation, resulting in significant regulatory oversight by the Office of the Commissioner of Insurance of the State of Wisconsin, including the establishment and rehabilitation of a Segregated Account of Ambac Assurance Corporation. Such factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, as a result of filing for relief under Chapter 11 of the United States Bankruptcy Code, the Company began applying additional accounting and financial reporting guidance applicable to Debtors-in-Possession on November 8, 2010.

/s/ KPMG LLP

New York, New York
March 22, 2013

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Balance Sheets

	December 31,
(Dollars in Thousands, Except per Share Data)	2012	2011
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $4,751,824 in 2012 and $5,346,897 in 2011)	$5,402,395	$5,830,289
Fixed income securities pledged as collateral, at fair value (amortized cost of $265,517 in 2012 and $261,958 in 2011)	265,779	263,530
Short-term investments, at fair value (amortized cost of $661,219 in 2012 and $783,015 in 2011)	661,658	783,071
Other (approximates fair value)	100	100

Total investments	6,329,932	6,876,990
Cash	43,837	15,999
Restricted cash	—	2,500
Receivable for securities	761	38,164
Investment income due and accrued	39,742	45,328
Premium receivables	1,620,621	2,028,479
Reinsurance recoverable on paid and unpaid losses	159,086	159,902
Deferred ceded premium	177,893	221,303
Subrogation recoverable	497,346	659,810
Deferred acquisition costs	199,160	223,510
Loans	9,203	18,996
Derivative assets	48,005	175,207
Other assets	39,715	104,300
Variable interest entity assets:
Fixed income securities, at fair value	2,261,294	2,199,338
Restricted cash	2,290	2,140
Investment income due and accrued	4,101	4,032
Loans (includes $15,359,073 and $14,126,994 at fair value)	15,568,711	14,329,515
Other assets	5,467	8,182

Total assets	$27,007,164	$27,113,695

Liabilities and Stockholders’ Equity:
Liabilities:
Liabilities subject to compromise	$1,704,904	$1,707,421
Unearned premiums	2,778,401	3,457,157
Losses and loss expense reserve	6,619,486	7,044,070
Ceded premiums payable	94,527	115,555
Obligations under investment agreements	356,091	523,046
Obligations under investment repurchase agreements	5,926	23,500
Deferred taxes	1,586	—
Current taxes	96,778	95,709
Long-term debt	150,170	223,601
Accrued interest payable	228,835	170,169
Derivative liabilities	453,214	414,508
Other liabilities	102,488	107,441
Payable for securities purchased	25	1,665
Variable interest entity liabilities:
Accrued interest payable	3,618	3,490
Long-term debt (includes $15,200,538 and $14,039,450 at fair value)	15,436,008	14,288,540
Derivative liabilities	2,221,781	2,087,052
Other liabilities	293	304

Total liabilities	30,254,131	30,263,228

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; authorized shares—650,000,000 at December 31, 2012 and 2011; issued and outstanding shares—308,016,764 at December 31, 2012 and 2011	3,080	3,080
Additional paid-in capital	2,172,027	2,172,027
Accumulated other comprehensive income	625,385	463,259
Accumulated deficit	(6,297,264)	(6,039,922)
Common stock held in treasury at cost, 5,580,657 shares at December 31, 2012 and 5,587,953 shares at December 31, 2011	(410,755)	(411,419)

Total Ambac Financial Group, Inc. stockholders’ deficit	(3,907,527)	(3,812,975)
Noncontrolling interest	660,560	663,442

Total stockholders’ deficit	(3,246,967)	(3,149,533)
Total liabilities and stockholders’ deficit	$27,007,164	$27,113,695

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Total Comprehensive Loss

(Dollars in Thousands, Except Share Data)	Years Ended December 31,
	2012	2011
Revenues:
Net premiums earned	$414,604	$405,970
Net investment income	382,902	354,796
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(15,659)	(90,356)
Portion of loss recognized in other comprehensive income	9,669	26,513

Net other-than-temporary impairment losses recognized in earnings	(5,990)	(63,843)
Net realized investment gains	72,101	17,347
Change in fair value of credit derivatives:
Realized gains and other settlements	13,713	17,001
Unrealized (losses) gains	(22,932)	31,031

Net change in fair value of credit derivatives	(9,219)	48,032
Derivative products	(125,004)	(280,824)
Net realized (losses) gains on extinguishment of debt	(177,580)	3,119
Other income	106,098	25,535
Income (loss) on variable interest entities	27,777	(214,368)

Total revenues before expenses and reorganization items	685,689	295,764

Expenses:
Losses and loss expenses	683,630	1,859,455
Underwriting and operating expenses	139,029	141,305
Interest expense	112,320	128,092

Total expenses before reorganization items	934,979	2,128,852

Pre-tax loss from continuing operations before reorganization items	(249,290)	(1,833,088)
Reorganization items	7,215	49,861

Pre-tax loss from continuing operations	(256,505)	(1,882,949)
Provision for income taxes	2,849	77,422

Net loss	($259,354)	($1,960,371)
Less: net (loss) gain attributable to the noncontrolling interest	(2,676)	60

Net loss attributable to common shareholders	($256,678)	($1,960,431)

Other comprehensive income, after tax:
Net loss	$(259,354)	$(1,960,371)
Unrealized gains on securities, net of deferred income taxes of $0	221,150	120,637
Less: reclassification adjustment for net gain (loss) included in net loss, net of tax of $0	54,898	(48,614)
(Loss) gain on foreign currency translation, net of deferred income taxes of $0	(540)	1,528
Amortization of postretirement benefit, net of tax of $0	(3,792)	753

Total other comprehensive income, net of tax	161,920	171,532

Total comprehensive loss	(97,434)	(1,788,839)
Less: comprehensive (loss) income attributable to the noncontrolling interest:
Net (loss) income	(2,676)	60
Currency translation adjustments	(206)	47

Total comprehensive loss attributable to Ambac Financial Group, Inc.	(94,552)	(1,788,946)

Loss per share attributable to Ambac Financial Group, Inc. common shareholders	($0.85)	($6.48)

Loss per diluted share attributable to Ambac Financial Group, Inc. common shareholders	($0.85)	($6.48)

Weighted-average number of common shares outstanding:
Basic	302,468,867	302,439,299
Diluted	302,468,867	302,439,299

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2011	($1,354,228)	($4,042,335)	$291,774	$—	$3,080	$2,187,485	($448,540)	$654,308
Total comprehensive loss	(1,788,839)	(1,960,431)	171,485					107
Adjustment to correct balance sheet misclassification	9,027							9,027
Stock-based compensation	(52,614)	(37,156)				(15,458)
Cost of shares acquired	(35)						(35)
Shares issued under equity plans	37,156						37,156

Balance at December 31, 2011	($3,149,533)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)	$663,442

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2012	($3,149,533)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)	$663,442
Total comprehensive loss	(97,434)	(256,678)	162,126					(2,882)
Stock-based compensation	(664)	(664)
Shares issued under equity plans	664						664

Balance at December 31, 2012	($3,246,967)	($6,297,264)	$625,385	$—	$3,080	$2,172,027	($410,755)	$660,560

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011
(Dollars in Thousands)
Cash flows from operating activities:
Net loss attributable to common shareholders	($256,678)	($1,960,431)
Noncontrolling interest in subsidiaries’ earnings	(2,676)	60

Net loss	($259,354)	($1,960,371)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,066	3,733
Amortization of bond premium and discount	(189,402)	(186,314)
Reorganization items	7,215	49,861
Share-based compensation	—	(15,459)
Deferred income taxes	1,586	—
Current income taxes	1,069	73,175
Deferred acquisition costs	24,350	27,139
Unearned premiums, net	(635,346)	(507,174)
Losses and loss expenses, net	(261,304)	1,786,959
Ceded premiums payable	(21,028)	(25,895)
Investment income due and accrued	5,586	(262)
Premium receivables	407,858	394,117
Accrued interest payable	89,276	108,461
Net mark-to-market losses (gains)	22,932	(31,031)
Net realized investment gains	(72,101)	(17,347)
Other-than-temporary impairment charges	5,990	63,843
Losses (gains) on extinguishment of debt	177,580	(3,119)
Variable interest entity activities	(27,777)	214,368
Other, net	105,906	28,873

Net cash (used in) provided by operating activities	(613,898)	3,557

Cash flows from investing activities:
Proceeds from sales of bonds	592,672	635,178
Proceeds from matured bonds	1,109,468	675,932
Purchases of bonds	(798,740)	(1,251,271)
Change in short-term investments	121,413	208,496
Loans, net	9,793	1,171
Change in swap collateral receivable	43,635	(45,380)
Other, net	(40,261)	3,900

Net cash provided by investing activities	1,037,980	228,026

Cash flows from financing activities:
Proceeds received from a newly established variable interest entity	—	35,600
Paydowns of variable interest entity secured borrowing	(21,012)	—
Proceeds from issuance of investment and repurchase agreements	—	123
Payments for investment and repurchase agreement draws	(186,786)	(258,364)
Payments for extinguishment of debt	(188,446)	—
Net cash collateral received	—	(2,440)

Net cash used in financing activities	(396,244)	(225,081)

Net cash flow	27,838	6,502
Cash at January 1	15,999	9,497

Cash at December 31	$43,837	$15,999

	Years Ended December 31,
	2012	2011
(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$1,493	$1,991
Interest on variable interest entity secured borrowing	$1,572	$—
Interest on investment agreements	$7,264	$8,456
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$9,141	$31,253

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

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

1.	BACKGROUND AND BUSINESS DESCRIPTION

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. On November 8, 2010, Ambac filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company, as debtor and debtor-in-possession, filed a Fifth Amended Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be amended, the “Reorganization Plan”). The Bankruptcy Court entered an order confirming the Reorganization Plan on March 14, 2012. Under the Reorganization Plan, Ambac’s debt holders and other creditors will receive all of the equity in the reorganized company. Therefore, if the Reorganization Plan is consummated, our existing common stock will be cancelled and extinguished and the holders thereof would not be entitled to receive, and would not receive or retain, any value on account of such equity interests. Additionally, the Reorganization Plan sets forth the revised capital structure of a newly reorganized Ambac and provides for corporate governance subsequent to emergence from bankruptcy. The Reorganization Plan is not yet effective. Ambac’s existing common stock trades on the over-the-counter market under the symbol ABKFQ.

Ambac Assurance Corporation (“Ambac Assurance”) is Ambac’s primary operating subsidiary. Ambac Assurance is a financial guarantee insurer which provided financial guarantees and financial services to clients in both the public and private sectors around the world. In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer as well to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin. Ambac Assurance is not, itself, in rehabilitation proceedings. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio caused downgrades and ultimately rating withdrawals of Ambac Assurance’s financial strength ratings from the independent rating agencies. These losses have prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends, and as a result Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of the Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.

Through its financial services subsidiaries, Ambac provided financial and investment products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. These businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

Ambac’s principal business strategy is to reorganize its capital structure and financial obligations through the bankruptcy process and to increase the residual value of its financial guarantee business (via its wholly-owned subsidiary Ambac Assurance) by mitigating losses on poorly performing transactions (via the pursuit of recoveries in respect of paid

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

claims, commutations of policies, purchases of Ambac Assurance-insured obligations, transfer of servicing on transaction collateral, and repurchases of surplus notes issued by Ambac Assurance or the Segregated Account) and maximizing the return on its investment portfolio. Ambac is also exploring entering into new businesses, apart from Ambac Assurance and Everspan Financial Guarantee Corp., as it prepares to emerge from bankruptcy. The execution of Ambac’s principal strategy with respect to liabilities allocated to the Segregated Account is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies.

Ambac’s liquidity is largely dependent on its current cash and investments of $30,357 at December 31, 2012, and consummation of the Reorganization Plan. The principal uses of liquidity are the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy and expenses related to pending litigation. Management believes that Ambac will have sufficient liquidity to satisfy its needs until it emerges from the bankruptcy proceeding; however, no assurance can be given regarding the timing or certainty of such emergence. If its cash and investments run out prior to emergence from bankruptcy, a liquidation of Ambac pursuant to Chapter 7 of the Bankruptcy Code will occur.

As a result of uncertainties associated with the aforementioned regulatory oversight and uncertainties inherent in the bankruptcy process, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of and for the periods ending December 31, 2012 and 2011 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Financial information concerning our business segments is set forth in the consolidated financial statements and the notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk,” which are in Part I of this Annual Report on Form 10-K. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222.

Segregated Account of Ambac Assurance Corporation

Pursuant to the Plan of Operation for the Segregated Account (the “Plan of Operation”), Ambac Assurance has allocated to the Segregated Account (1) certain policies insuring or relating to credit default swaps; (2) residential mortgage-backed securities (“RMBS”) policies; (3) certain policies insuring debt obligations backed by student loans; and (4) other policies insuring obligations with substantial projected impairments or relating to transactions which have contractual triggers based upon Ambac Assurance’s financial condition or the commencement of rehabilitation, which triggers are potentially damaging (collectively, the “Segregated Account Policies”). The policies described in (4) above include (a) certain types of securitizations, including commercial asset-backed transactions, consumer asset-backed transactions and other types of structured transactions; (b) the policies relating to Las Vegas Monorail Company; (c) policies relating to debt securities purchased by, and the debt securities issued by, Juneau Investments, LLC and Aleutian Investments, LLC, which are both finance companies owned by Ambac Assurance; (d) policies relating to leveraged lease transactions; and (e) policies relating to interest rate, basis, and/or currency swap or other swap transactions. In January 2013, Aleutian Investments, LLC repaid its remaining debt obligations. Net par exposure as of December 31, 2012 for policies allocated to the Segregated Account is $27,162,620. Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (except with respect to recoveries arising from remediation efforts or reimbursement or collection rights), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s disputed contingent liability under the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

subsequently settled long-term lease with One State Street, LLC (“OSS”), and its contingent liability (as guarantor), under the subsequently terminated Ambac Assurance UK Limited (“Ambac UK”) lease with British Land, (iii) Ambac Assurance’s limited liability interests in Ambac Credit Products, LLC (“ACP”), Ambac Conduit Funding LLC, Aleutian Investments, LLC (“Aleutian”) and Juneau and (iv) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan). Effective November 7, 2010, the Plan of Operation for the Segregated Account was amended for the purpose of allocating to the Segregated Account (i) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to Ambac, or any successor to Ambac, in regard to, or respecting, tax refunds and/or the July 18, 1991 Tax Sharing Agreement, as amended (other than any liability to Ambac pertaining to any possible misallocation of up to $38,486 of tax refunds received by Ambac Assurance in September 2009 and February 2010), (ii) any and all liabilities (including contingent liabilities) it has or may have, now or in the future, to the IRS and/or the United States Department of the Treasury (the “U.S. Treasury”) in regard to, or in respect of, taxes imposed under the Internal Revenue Code of 1986, as amended (the “Federal Taxes”), for taxable periods ending on or prior to December 31, 2009 and, (iii) to the extent not described in clause (ii), any and all liabilities (including contingent liabilities) Ambac Assurance has or may have, now or in the future, to the IRS and/or the U.S. Treasury in regard to, or respect of, any Federal Tax refunds that were received prior to November 7, 2010 by Ambac Assurance, Ambac or their affiliates (each of clauses (i), (ii) and (iii), the “Allocated Disputed Contingent Liabilities”). In addition, on November 8, 2010, the Rehabilitation Court issued an order for temporary supplemental injunctive relief enjoining Ambac, any successor-in-interest, any state court receiver of Ambac, all persons purporting to be creditors of Ambac, the IRS and all other federal and state governmental entities from commencing or prosecuting any actions, claims, lawsuits or other formal legal proceedings relating to the Allocated Disputed Contingent Liabilities.

Policy obligations not allocated to the Segregated Account remain in the General Account, and such policies in the General Account are not subject to and, therefore, will not be directly impacted by the Segregated Account Rehabilitation Plan (as defined below). Ambac Assurance is not, itself, in rehabilitation proceedings.

In 2010, Ambac Assurance issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. Interest on the Secured Note accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. The Segregated Account has the ability to demand payment from time to time to pay claims and other liabilities. Interest on the Secured Note accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. Ambac Assurance has secured its obligations under the Secured Note and the Reinsurance Agreement by granting to the Segregated Account a security interest in all of Ambac Assurance’s right, title and interest in (i) installment premiums received in respect of the Segregated Account Policies; (ii) reinsurance premiums received in respect of assumed reinsurance agreements with respect to which the liabilities of Ambac Assurance have been allocated to the Segregated Account; (iii) recoveries under third party reinsurance agreements in respect of the Segregated Account Policies; and (iv) any recoveries arising from remediation efforts or reimbursement or collection rights with respect to policies allocated to the Segregated Account. The balance of the Secured Note is $470,498 at December 31, 2012, including capitalized interest since the date of issuance. In addition, once the Secured Note has been exhausted, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities. The Secured Note is subject to mandatory prepayment on demand in an amount equal to (i) the cash portion of claim liabilities, loss settlements, commutations and purchases of Segregated Account Policies (or related insured obligations) due and payable by the Segregated Account (“Segregated Account Policy Cash Payments”), amounts due and payable by the Segregated Account arising out of the non-policy obligations allocated thereto, and any cash interest payment and cash principal repayment under any surplus notes issued by the Segregated Account (“Segregated Account Surplus Notes”) in connection with any of the foregoing plus (ii) amounts due and payable by the Segregated Account in respect of specified administrative expenses of the Segregated Account plus (iii) other amounts directed to be paid by the Rehabilitator in conjunction with the Segregated Account Rehabilitation Proceedings, minus (iv) the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. In addition, if an event of default occurs under the Secured Note, the Segregated Account is entitled to accelerate the outstanding principal amount due under the Secured Note.

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

Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement are not capped. At December 31, 2012, insurance liabilities for policies allocated to the Segregated Account were $6,245,484. At December 31, 2012, Ambac Assurance’s surplus as regards to policyholders is at the Minimum Surplus Amount and therefore $163,687 of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. In the event that Ambac Assurance does not generate future surplus in the amount of insurance liabilities not assumed under the Reinsurance Agreement because of the applicability of the Minimum Surplus Amount, the Segregated Account would ultimately experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Secured Note and Reinsurance Agreement. This shortfall will be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate, or whether to institute general rehabilitation proceedings against Ambac Assurance.

The Segregated Account is operated in accordance with the Plan of Operation and certain operative documents relating thereto (which include the Secured Note, the Reinsurance Agreement, the Management Services Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance, the Expense Sharing and Cost Allocation Agreement among Ambac and affiliates and the Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance, as amended (the “Cooperation Agreement”)). Pursuant to such operative documents, Ambac Assurance has entered into certain covenants for the benefit of the Segregated Account, including covenants relating to its investment policies; payments to its security holders; transactional and operational activities; information sharing; tax positions; loan repayments; loss reserving; and allocation of expenses.

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

The Segregated Account Rehabilitation Plan has not been made effective and is subject to modification. The Rehabilitator may seek to effectuate the current Segregated Account Rehabilitation Plan or modify such Plan. Effective as of March 24, 2010 claims payments on policies allocated to the Segregated Account had been enjoined pursuant to an order of the Rehabilitation Court. However, on May 16, 2012, the Rehabilitator filed a motion seeking approval from the Rehabilitation Court to make partial interim policy claim payments to Segregated Account policyholders. A hearing in the Rehabilitation Court relating to such motion was held on June 4, 2012, and on that date the Rehabilitation Court approved the motion. On August 1, 2012, the Rehabilitator promulgated Rules Governing the Submission, Processing and Partial Payment of Policy Claims in Accordance with the June 4, 2012 Interim Cash Payment Order (the “Policy Claim Rules”), and filed such document with the Rehabilitation Court, to inform Segregated Account policyholders as to the process governing the submission and approval of policy claims. In accordance with the Policy Claim Rules, with effect from August 1, 2012, holders of policies allocated to the Segregated Account were, and continue to be, allowed to submit policy claims for review and partial payment equating to 25% of the permitted policy claim amount.

No decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. If surplus notes were eliminated from the Segregated Account Rehabilitation Plan (and other securities, instruments or obligations issued by the Segregated Account to satisfy claims under a revised Segregated Account Rehabilitation Plan were not issued in their place), then the portion

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

of permitted claims on policies allocated to the Segregated Account that have not been paid in cash would remain unsatisfied obligations of the Segregated Account. Such obligations may or may not accrue interest according to the terms of the modified Segregated Account Rehabilitation Plan. If the portion of permitted claims on policies allocated to the Segregated Account that have not been paid in cash was left unsatisfied, then such a change with respect to the Segregated Account Rehabilitation Plan could result in a material change in our financial results.

At December 31, 2012, the Segregated Account had outstanding Segregated Account Surplus Notes in an aggregate par amount of $53,000 and outstanding Segregated Account Junior Surplus Notes with a par value of $36,082. Refer to Note 11 for further discussion and information relating to these Surplus Notes.

Chapter 11 Reorganization

The Reorganization Plan reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance, the Segregated Account and OCI related to (i) the net operating loss carryforwards (“NOLs”) of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member (the “Ambac Consolidated Group”), (ii) certain tax refunds received in respect thereof and (iii) the sharing of expenses between the Company and Ambac Assurance. The terms of the Amended Plan Settlement are memorialized in that certain Mediation Agreement dated September 21, 2011 (the “Mediation Agreement”) among such parties. In accordance with the Amended Plan Settlement, the Company shall retain ownership of Ambac Assurance, and except as otherwise approved by OCI, the Company shall use its best efforts to preserve the use of NOLs as contemplated by the Amended Plan Settlement.

Pursuant to the Amended Plan Settlement, (i) the Company, Ambac Assurance and certain affiliates entered into an amended and restated tax sharing agreement (the “Amended TSA”), (ii) the Company, Ambac Assurance and certain affiliates entered into an expense sharing and cost allocation agreement (the “Cost Allocation Agreement”) and (iii) the Company, Ambac Assurance, the Segregated Account and OCI entered into an amendment (the “Cooperation Agreement Amendment”), of the Cooperation Agreement.

The Amended TSA replaces, supersedes and nullifies in its entirety the existing tax sharing agreement among the Company and its affiliates. The Amended TSA addresses certain issues including, but not limited to, the allocation and use of NOLs by the Company, Ambac Assurance and their respective subsidiaries.

The Cost Allocation Agreement provides for the allocation of costs and expenses among the Company, Ambac Assurance and certain affiliates. The Mediation Agreement also provides for sharing by the Company and Ambac Assurance of the expenses incurred since November 1, 2010 in connection with the litigation with the United States Internal Revenue Service (“IRS”) described in Note 15.

The Cooperation Agreement Amendment provides for the Rehabilitator to have certain rights with respect to the tax positions taken by the Company as well as the loss reserves, investments and operating actions of Ambac Assurance.

Pursuant to the Mediation Agreement, Ambac Assurance transferred $30,000 to an escrow account on March 15, 2012. The Mediation Agreement provides that such amount shall be released from escrow to the Company on the “Plan Settlement Closing Date,” which is defined in the Mediation Agreement as a date that shall occur no later than ten business days following the date on which each of the following conditions has been satisfied or waived by each of the parties to the Amended Plan Settlement: (i) entry of a final, non-appealable order by the Rehabilitation Court approving the transactions contemplated by the Mediation Agreement; (ii) entry of a final, nonappealable Confirmation Order by the Bankruptcy Court;

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(iii) resolution of the matters that are the subject of the adversary proceeding initiated by Ambac in the Bankruptcy Court against the Internal Revenue Service (“IRS”) captioned Ambac Financial Group, Inc. vs. United States of America, Case No. 10-04210 (the “IRS Dispute”) without (A) any member of the Ambac Assurance Subgroup (as defined below) having to make a payment to the IRS of more than $100,000 and (B) a reduction of the NOLs allocated to the Ambac Assurance Subgroup pursuant to the Amended TSA by more than 10%; and (iv) a determination that neither an Ownership Change (as defined below) with respect to Ambac Assurance nor a Deconsolidation Event (as defined below) occurred during the 2010 taxable year. With respect to such conditions: (i) the Rehabilitation Court entered an order approving the transactions contemplated by the Mediation Agreement on November 10, 2011; such order has been appealed and on March 1, 2013, the Wisconsin Court of Appeals entered an order dismissing this appeal for lack of standing; however, appellants may appeal that order to the Wisconsin Supreme Court so the order of the Rehabilitation Court is not yet final; (ii) the Confirmation Order entered by the Bankruptcy Court has become final and non-appealable; (iii) it is anticipated that the condition relating to the resolution of the IRS Dispute will be satisfied upon consummation of the IRS Settlement (as defined in Note 15), which itself is subject to conditions as described in Note 15; and (iv) it is anticipated that the condition relating to the absence of an Ownership Change and a Deconsolidation Event during the 2010 taxable year will be satisfied upon consummation of the IRS Settlement, which itself is subject to conditions as described in Note 15.

The Mediation Agreement further provides that the Segregated Account shall issue $350,000 of junior surplus notes to the Company on the Plan Settlement Closing Date. As used herein, “Ambac Assurance Subgroup” means Ambac Assurance and any direct or indirect subsidiary of Ambac Assurance that would be treated as an includable corporation of an affiliated group of corporations under the Internal Revenue Code if Ambac Assurance were the common parent of such affiliated group, and “Deconsolidation Event” means any event that results in neither Ambac Assurance nor any entity that succeeds to the tax attributes of Ambac Assurance being characterized as an includible corporation with the affiliated group of corporations of which Ambac (or any successor thereto) is the common parent, all within the meaning of the Internal Revenue Code. The Amended Plan Settlement, Mediation Agreement, Amended TSA, Cost Allocation Agreement and Cooperation Agreement Amendment collectively memorialize the settlement of certain claims among the Company and Ambac Assurance, OCI and the Segregated Account, and contain broad releases of the Company, Ambac Assurance, the Segregated Account, OCI, the board of directors and board committees of the Company and Ambac Assurance, all current and former individual directors, officers, or employees of the Company and Ambac Assurance, the Creditors’ Committee and the individual members thereof, and certain other parties.

Consummation and effectiveness of the Reorganization Plan is subject to the satisfaction or waiver of the following outstanding conditions: (i) the Bankruptcy Court shall have approved any supplement filed with respect to the Reorganization Plan; (ii) new organizational documents of Ambac shall have been effected; (iii) Ambac shall have executed and delivered all documents necessary to effectuate the issuance of the common stock and warrants pursuant to the Reorganization Plan; (iv) all authorizations, consents and regulatory approvals required, if any, in connection with the consummation of the Reorganization Plan shall have been obtained; (v) the terms of the IRS Settlement (as defined in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) shall have been approved by the United States, and all conditions to the effectiveness of the IRS Settlement shall have been satisfied; (vi) the IRS Settlement and all transaction documents relating thereto shall have been executed by the parties thereto; (vii) the Bankruptcy Court shall have entered an order pursuant to Bankruptcy Rule 9019 approving the IRS Settlement; and (viii) all other actions, documents, certificates and agreements necessary to implement the Reorganization Plan shall have been effected or executed and delivered to the required parties and, to the extent required, filed with applicable governmental units in accordance with applicable laws. There can be no assurance about whether or when these outstanding conditions will be met.

Furthermore, the Reorganization Plan may not be consummated unless the Rehabilitation Court has approved the transactions contemplated in the Mediation Agreement. The Rehabilitation Court entered an order approving such transactions on November 10, 2011; however, such order has been appealed and may be overturned or stayed. On March 1, 2013, the Wisconsin Court of Appeals entered an order dismissing this appeal for lack of standing; however, appellants may appeal that order to the Wisconsin Supreme Court. Moreover, as discussed above, the Mediation Agreement provides that the $30,000 transferred by Ambac Assurance to an escrow account on March 15, 2012 may not be released from escrow to Ambac, and the $350,000 junior surplus note to be issued to Ambac by the Segregated Account pursuant to the Mediation Agreement may not be issued, until such order becomes final and non-appealable, unless such requirement is waived by the parties to the Mediation Agreement. There can be no assurance that the order entered by the Rehabilitation Court will remain

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

in effect. If such order is vacated or overturned, Ambac may not receive the above-described cash grant or junior surplus note from Ambac Assurance or the Segregated Account, respectively.

On September 27, 2012, the Bankruptcy Court entered an order (the “Trading Order”), amending and restating an order entered on November 30, 2010, establishing procedures for certain transfers or acquisitions of equity interests in and claims (including debt securities) against the Company to maximize the possibility that the “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”) that will occur upon consummation of the Reorganization Plan will qualify for the special exception to the limitations under Section 382(a) for Ownership Changes occurring as a result of a bankruptcy plan of reorganization (the “Section 382(l)(5) Plan Exception”). Ambac’s ability to use its NOLs could be substantially limited if there were an Ownership Change that does not qualify for the Section 382(l)(5) Plan Exception. In general, an Ownership Change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership (by value) in Ambac by 50% or more, as measured generally over a rolling three-year period beginning with the last Ownership Change. These provisions can be triggered by new issuances of stock (including to creditors under the Reorganization Plan), merger and acquisition activity or normal market trading. The Trading Order generally restricts investors from acquiring Ambac stock if after any such acquisition a holder would beneficially own at least 13,500,000 shares of Ambac stock. The Trading Order also generally restricts investors from transferring or acquiring claims (including debt securities) if after any such transfer or acquisition a holder would beneficially own claims that could result in such holder receiving stock in reorganized Ambac pursuant to the terms of the Reorganization Plan with a value equal to or greater than 4.5% of the value of the stock of reorganized Ambac. A holder would reach that threshold with ownership of $56,930 of senior debt securities or any combination of debt securities and other claims that would result in such holder receiving stock in reorganized Ambac pursuant to the terms of the Reorganization Plan with a value equal to or greater than 4.5% of the value of the stock of reorganized Ambac (the “Threshold Amount”). On January 6, 2012, the Bankruptcy Court entered an order (the “Claims Acquisition Notice Order”) that requires any entity proposing to acquire claims in a transaction following which such entity would beneficially own claims that, pursuant to the Reorganization Plan, would entitle such entity to receive stock in reorganized Ambac in excess of the Threshold Amount, to serve notice of such proposed transaction upon Ambac and its counsel at least fifteen (15) business days prior to the consummation thereof. Following receipt of such notice Ambac may object to the proposed acquisition in the Bankruptcy Court. If such an objection is filed, the acquisition described in the notice shall not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. Pursuant to the Trading Order and the Claims Acquisition Notice Order, Ambac may obtain one or more orders from the Bankruptcy Court to enforce these restrictions by requiring investors to sell their stock or claims so that their holdings comply with the limitations imposed by such orders. The Trading Order also contains equity forfeiture provisions that will limit stock distributions to be made upon effectiveness of the Reorganization Plan to any claimholder that fails to adhere to the Trading Order or the Claims Acquisition Notice Order and the restrictions prescribed therein. The Bankruptcy Court will retain jurisdiction to enforce the Trading Order after Ambac emerges from its Chapter 11 proceeding. Furthermore, the Certificate of Incorporation of the Company that will take effect upon emergence contains similar provisions restricting stock transfers to mitigate the possibility of an Ownership Change. On October 25, 2012, the Company received an IRS private letter ruling confirming that, based on the procedures and limitations imposed by the Trading Order (including the equity forfeiture provisions) and on the other facts and representations set forth therein, the Ownership Change that will occur upon consummation of the Reorganization Plan qualifies for the Section 382(l)(5) Plan Exception.

Reclassifications:

Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852 “Reorganizations”. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. For the purpose of presenting an entity’s financial condition during a Chapter 11 reorganization, the financial statements for periods including and after filing the Chapter 11 petition shall distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. All of Ambac’s pre-petition debt is now in default due to the Bankruptcy Filing. As described below, the accompanying consolidated financial statements present Ambac’s pre-petition debt within Liabilities subject to compromise. In accordance with ASC Topic 852, following the date Ambac filed its Chapter 11 petition, we discontinued recording interest expense on debt classified as Liabilities subject to compromise, which amounted to $211,896. The stated contractual interest on debt classified as Liabilities subject to compromise amounted to $85,371 and $110,093 for the years ended December 31, 2012 and 2011, respectively. As required by ASC Topic 852, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the bankruptcy. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases and orders of the Bankruptcy Court. The Liabilities subject to compromise in the Consolidated Balance Sheets consists of the following:

	December 31, 2012	December 31, 2011
Debt obligations and accrued interest payable	$1,690,312	$1,690,312
Accounts payable	14,592	17,109

Consolidated liabilities subject to compromise	1,704,904	1,707,421
Payable to non-debtor subsidiaries	35	35

Debtor’s Liabilities subject to compromise	$1,704,939	$1,707,456

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their allowable claim amounts. The reorganization items in the Consolidated Statements of Total Comprehensive Income for years ended December 31, 2012 and 2011 consisted of the following items:

	2012	2011
U.S. Trustee fees	$50	$44
Professional fees	7,165	35,778
Office lease settlement	—	14,007
Debt valuation adjustments	—	32

Total reorganization items	$7,215	$49,861

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Our consolidated financial statements are prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtor in possession under the protection of Chapter 11 of the Bankruptcy Code, Ambac may dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Further, our plan of reorganization could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Debtor in Possession Financial Information:

Financial information of Ambac is presented in Schedule II to this Form 10-K as of and for the years ended December 31, 2012 and 2011. Investments in subsidiaries are accounted for using the equity method of accounting.

Consolidation:

The consolidated financial statements include the accounts of Ambac and all other entities in which Ambac (directly or through its subsidiaries) has a controlling financial interest, including variable interest entities (“VIEs”) for which Ambac or an Ambac subsidiary is deemed the primary beneficiary in accordance with ASC Topic 810, Consolidation. All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. The primary beneficiary of a VIE is the party that has both the following characteristics: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. An entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE.

A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether the variable interest holder has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE. Refer to Note 3 for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs consolidated.

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at both December 31, 2012, and 2011, was 2.6%, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2012, and 2011, was 9.6 years and 10.0 years, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk-free rate.

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premiums receivable, management evaluates the internal ratings of the transactions underlying the premiums receivable. As of December 31, 2012 and 2011, approximately 40% and 43% of the premiums receivable related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade MBS and student loan transactions, which comprised 7% and 9%, and 12% and 11% of the total premiums receivable at December 31, 2012 and 2011, respectively. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at December 31, 2012. For both upfront and installment premium policies, premium revenues are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date (referred to as the level-yield method). For installment paying policies, the premium receivable discount, equating to the difference between the undiscounted future installment premiums and the present value of future installment premiums, is accreted as premiums earned in proportion to the premium receivable balance at each reporting date. Because the premium receivable discount and UPR are being accreted into income using different rates, the total premiums earned as a percentage of insured principal is higher in the earlier years and lower in the later years for an installment premium transaction as compared to an upfront premium transaction.

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset is established which is initially recorded as the cash amount paid. For installment premiums, a ceded installment premiums payable liability and offsetting deferred ceded premium asset are initially established in an amount equal to: i) the present value of future contractual premiums due or, ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of expected premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time as the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums. The ceding commission revenue associated with the ceding premiums payable is deferred and recognized in income in proportion to ceded premiums (as an offset to deferred acquisition cost).

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Accelerated premium revenue for retired obligations for years ended December 31, 2012 and 2011 were $127,628 and $60,249, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

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

CLASS I—“Fully Performing—Meets Ambac Criteria with Remote Probability of Claim”

Credits that demonstrate adequate security and structural protection with a strong capacity to pay interest, repay principal and perform as underwritten. Factors supporting debt service payment and performance are considered unlikely to change and any such change would not have a negative impact upon the fundamental credit quality.

SURVEY LIST (SL)—“Investigation of Specific Condition or Weakness Underway”

Credits that require additional analysis to determine if adverse classification is warranted. These credits may lack information or demonstrate a weakness but further deterioration is not expected.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

CLASS IA—“Potential Problem with Risks to be Dimensioned”

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

CLASS II—“Substandard Requiring Intervention”

Credits whose fundamental credit quality has deteriorated to the point that timely payment of debt service may be jeopardized by adversely developing trends of a financial, economic, structural, managerial or political nature. No claim payment is currently foreseen but the probability of loss or claim payment over the life of the transaction is now existent (10% or greater probability). Class II credits may be border-line or below investment grade (BBB- to B). Prompt and sustained action must be taken to execute a comprehensive loss mitigation plan and correct deficiencies.

CLASS III—“Doubtful with Clear Potential for Loss”

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

CLASS IV— “Imminent Default or Defaulted”

Monetary default or claim payments have occurred or are expected imminently. Class IV credits are generally rated D.

CLASS V—“Fully Reserved”

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The second approach entails the use of estimates of expected losses (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of market accepted software models to develop net future claim payment estimates. We have utilized such models primarily for residential mortgage-backed and student loans exposures. In general, these models use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net cash flow scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance as insured issue and/or Ambac’s ability to execute a potential settlement (i.e. commutation) of the insurance policy, including the impact of foregone future installment premiums. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors. The methodology used to estimate the most substantial amount of the potential recovery component of expected losses is discussed in the “RMBS Representation and Warranty Subrogation Recoveries” section below.

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount the loss reserves at December 31, 2012 and 2011 was 1.6% and 1.8%, respectively.

RMBS Representation and Warranty Subrogation Recoveries:

Ambac or its counsel have engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions, which exhibited exceptionally poor performance. Factors which Ambac believes to be indicative of poor performance include (i) increased levels of early payment defaults, (ii) significant numbers of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations. Generally, the sponsor of the transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. Per the underlying transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties.

Generally, subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans for repurchase to the contractual counterparty bearing the repurchase obligation, which is typically the transaction sponsor. To effect a repurchase, depending on the transaction, the sponsor is obligated to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

liquidated or charged-off, the amount of the realized loss (which in certain cases may exclude accrued unpaid interest). Notwithstanding the material breaches of representations and warranties, until the establishment of the Segregated Account and the associated Segregated Account Rehabilitation Proceedings, Ambac continued to pay claims submitted under financial guarantee insurance policies related to these securitizations and resumed paying such claims as required by the Rehabilitator. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for previously paid claims. Notwithstanding the reimbursement of previous claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall. Ambac may also receive payments directly from transaction sponsors in settlement of their repurchase obligations pursuant to negotiated settlement agreements or otherwise as a result of related litigation.

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

Random sample approach:

The random sample approach to estimate subrogation recoveries was based on obtaining a random sample of the original loans in the pool, using a protocol developed by a statistical expert. In this approach, the ratio of: (a) loans identified in the sample as having materially breached representations and warranties to (b) the total loan sample size, is applied (extrapolated) to the sum of realized and estimated future collateral pool losses to determine an estimated repurchase obligation. We limit the estimated repurchase obligation by ever-to-date incurred losses, with respect to the remaining steps in this approach.

Multiple probability-weighted scenarios were then developed by applying various realization factors to the estimated repurchase obligation. The realization factors in these scenarios were developed using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including, but not limited to, (i) discussions with external legal counsel and their views on ultimate settlement and/or litigation outcomes, (ii) experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates. The probability weightings are developed based on the facts and circumstances for each transaction. The sum of these probability-weighted scenarios represents the undiscounted subrogation recovery. A discount factor was then applied to the undiscounted subrogation recovery, based on the weighted average discount rate for the relevant scenarios, to compute the estimated subrogation recovery under this approach.

In 2011, the above-described random sample approach was refined in two significant ways. First, prior to June 30, 2011, Ambac utilized the current unpaid loan pool balance, rather than using estimated future collateral pool losses, to calculate the estimated repurchase obligation as described above. While we believe the previous and current approaches are both valid, it is our view that using estimated future collateral pool losses represents a more straight-forward approach as it only extrapolates against the estimated population of loans generating losses. Second, prior to December 31, 2011, Ambac applied a single realization factor to the estimated repurchase obligation to compute the undiscounted subrogation recovery, as described above. We began using multiple probability-weighted realization factors as of December 31, 2011 to account for

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

additional knowledge we have gained, including about counterparties and other financial guarantors’ litigation and settlements thereof.

Adverse sample approach:

The adverse sample approach is used in transactions where Ambac was only given access by the sponsor to impaired loan files, meaning loans greater than 90 days past due, charged off, or in foreclosure, REO, or bankruptcy. This limitation precluded us from selecting a valid random sample from the entire loan pool. Consequently, the adverse sample approach utilized various probability-weighted scenarios, based primarily on the following subsets of loans: i) loans identified as breaching representations and warranties (i.e. adverse loans) taken from a sample of impaired loans and ii) transaction identified where the underlying loans have similar attributes, including but not limited to type, vintage and composition, to loans that were included in an RMBS settlement between the same sponsor and another party, and where the transactions had substantially similar representations and warranties (i.e. “prototype transactions”). The calculation of subrogation recovery with respect to the adverse loan subset was based on the original principal balance of the loans in the adverse sample. No realization factor was applied to the adverse loan subset given that the adverse loans selected represent only approximately 39% of the principal balance of the impaired population of loans, only approximately 4% of the principal balance of the original loans in the pool, and the breach rate in the sample was pervasive. In other words, because the adverse loans selected for review represent only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, and because the breach rates in these pools are very high, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation. The realization factor applied to the prototype transactions was based on an internal analysis of the RMBS settlements discussed above. The sum of the probability-weighted scenarios represents the undiscounted subrogation recovery. A discount factor was then applied to the undiscounted subrogation recovery, based on the weighted average discount rate for each insurance policy, to compute the estimated subrogation recovery under this approach.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac has performed the above-mentioned, detailed examinations on a variety of second-lien and first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency, or are otherwise deemed to have the financial wherewithal to live up to their repurchase obligations. A total of eight sponsors represent the forty nine transactions which have been reviewed as of December 31, 2012. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the parent, each of these institutions has significant financial resources and may have an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would ultimately assume financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ ability to honor the obligations of the original sponsor. Certain successor financial institutions have made significant payments to certain claimants to settle breaches of representations and warranties perpetrated by sponsors that have been acquired by such financial institutions. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review other RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

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

Deferred Acquisition Costs:

Financial guarantee insurance costs that vary with and are primarily related to the production of business had been deferred. These costs included compensation of certain employees, premium taxes, ceding commissions payable on assumed business and certain other underwriting expenses, net of ceding commissions receivable on ceded business. Certain future costs associated with installment premium contracts, such as premium taxes and reinsurance ceding commissions, are estimated and present valued using the same assumptions used to estimate the related premiums receivable described in the “Net Premiums Earned” section above. Premium taxes and reinsurance commissions are deferred in their entirety. Ambac has not undertaken any new business since 2008; accordingly, we have not deferred any costs in the periods presented, except for changes in estimates for premiums taxes and ceding commissions. Costs associated with credit derivatives are expensed as incurred. Deferred acquisition costs are expensed in proportion to premium revenue recognized. Amortization of deferred acquisition costs is adjusted to reflect acceleration of premium revenue due to refunding or calls and to reflect changes in the estimated lives of certain obligations. Amortization of deferred acquisition costs amounted to $26,825 and $21,328 for the years ended December 31, 2012 and 2011, respectively. A premium deficiency exists if the sum of: (i) unearned premium, and (ii) losses and loss expense reserve, net of reinsurance and subrogation recoveries, recognized as of the balance sheet date, is less than the sum of: (i) the present value of expected loss and loss expenses, (ii) present value of future expected servicing and maintenance costs, and (iii) unamortized deferred acquisition costs. The present value of the expected loss and loss expenses and future expected servicing and maintenance costs are discounted at the rate of return on Ambac’s investment portfolio. If a premium deficiency was to exist, unamortized deferred acquisition costs would be reduced by a charge to expense and a liability would be established for any remaining deficiency.

Restricted Cash:

Cash that we do not have the right to use for general purposes as of reporting period end is recorded as restricted cash in our consolidated balance sheets. As of December 31, 2012, and 2011 restricted cash includes consolidated variable interest entity cash restricted to fund the obligations of the consolidated VIEs. As of December 31, 2011 restricted cash also included cash held in an escrow account for the purpose of pending litigation settlement subject to final court approval.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Investments:

ASC Topic 320, Investment—Debt and Equity Securities requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac’s non-VIE investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by ASC Topic 320. Available-for-sale securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income in Stockholders’ Equity and computed using amortized cost as the basis. Fair value is based primarily on quotes obtained from independent market sources. When quotes are not available, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. The quotes received or modeled valuations could differ materially from amounts that would actually be realized in the market. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the remaining term of the securities. For securities that are not structured securities with a large underlying pool of homogenous loans, such as corporate and municipal bonds, premiums and discounts are amortized or accreted over the remaining term of the securities even if they are callable. Premiums and discounts on mortgage-backed and asset-backed securities are adjusted for the effects of actual and anticipated prepayments on a retrospective basis. Realized gains and losses on the sale of investments are determined on the basis of specific identification.

VIE investments in fixed income securities are carried at fair value under the fair value option in accordance with ASC Topic 825. For additional information about VIE investments, including fair value by asset-type, see Note 3.

Ambac has a formal impairment review process for available for sale securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible impairment that is other than temporary in accordance with ASC Topic 320. Factors considered when assessing impairment include: (i) fair values that have declined by 20% or more below amortized cost; (ii) market values that have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor, as applicable, and an analysis of projected defaults on the underlying collateral; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the fair value of a particular investment is temporary, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income in Stockholders’ Equity on our Consolidated Balance Sheets. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the credit impairment loss is recognized in earnings, and the other-than-temporary amount related to all other factors is recognized in other comprehensive income. For fixed income securities that have other-than-temporary impairments in a period, the previous amortized cost of the security less the amount of the other-than-temporary impairment recorded through earnings, becomes the investment’s new cost basis. Ambac accretes the new cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security using the effective interest rate of the security prior to impairment.

The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the effects of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to securities guaranteed by Ambac Assurance under policies that have been allocated to the Segregated Account, the impairment evaluation also is subject to the uncertainties related to the form and timing of claim payments under the Segregated Account Rehabilitation Plan as ultimately implemented. Ambac’s assessment of a decline in value reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including whether Ambac will continue to have the intent and ability to hold temporarily impaired

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.

Loans:

Loans are reported at either their outstanding principal balances or at fair value. For loans reported at their outstanding principal balances (non-VIE loans), interest income is accrued on the unpaid principal balance. A loan is considered impaired when, based on current events and the financial condition of the borrower, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. Loan collectability is monitored by Ambac’s surveillance group in connection with the ongoing monitoring of the associated financial guarantee transactions. Loans held by VIEs consolidated as required under ASC Topic 810 are primarily carried at fair value, with changes in fair value recorded through earnings as part of Income (loss) on variable interest entities.

Obligations under Investment Agreements and Investment Repurchase Agreements:

Ambac provided investment agreements and investment repurchase agreements principally to asset-backed and structured finance issuers, states, municipalities and municipal authorities, whereby Ambac agrees to pay an agreed-upon rate of interest based on funds deposited. Proceeds from these investment agreement and investment repurchase agreement obligations are used to invest in fixed income investments. Interest income from these investments is included in Net investment income.

Obligations under investment agreements and investment repurchase agreements are reported as liabilities on the Consolidated Balance Sheets at their principal value less unamortized discount. The carrying value of these obligations is adjusted for principal paid and interest credited to the account. Interest expense is computed based upon daily outstanding liability balances at rates and periods specified in the agreements adjusted for accretion of discount.

Subject to a negotiation among the parties, investment agreements may be settled for an amount different than the carrying value of the obligation. Any difference between the settlement payment and carrying value of the terminated investment agreement obligation is reported in Net realized (losses) gains on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income.

Derivative Contracts:

The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. Derivatives for trading include credit derivatives issued as a form of financial guarantee, interest rate and currency swaps and futures contracts. None of Ambac’s derivative contracts were designated as hedges under ASC Topic 815. Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value of credit derivatives are recorded in Net change in fair value of credit derivatives on the Consolidated Statements of Total Comprehensive Income. Ambac provided interest rate and currency swaps principally to states, municipalities and their authorities and asset-backed issuers in connection with their financings. In 2012, Ambac terminated its remaining currency swap transactions. Changes in fair value of all such swaps are recorded in Derivative product revenue on the Consolidated Statements of Total Comprehensive Income. VIEs consolidated under ASC Topic 810 entered into derivative contracts to meet specified purposes within the securitization structure. Changes in fair value of consolidated VIE derivatives are included within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income. The Company had certain options to repurchase Ambac Assurance’s surplus notes at a discount to par value which were required to be accounted for as stand-alone derivatives. Changes in fair value of these options, which were exercised in June 2012, were recorded in Other income on the Consolidated Statements of Total Comprehensive Loss.

All derivatives are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Ambac has

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

determined that the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Refer to Note 9, Derivative Instruments for further discussion of the Company’s use of derivative instruments and their impact of the consolidated financial statements. Refer to Note 7, Fair Value Measurements for further description of the methodologies used to determine the fair value of derivative contracts, including model inputs and assumptions where applicable.

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

Stock Compensation Plans:

The Ambac 1997 Equity Plan (the “Equity Plan”), as amended, provided for the granting of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are valued or determined by reference to the common stock. Ambac expects to deliver shares to employees under this plan up until emerging from Chapter 11 from its treasury stock. Ambac also maintains the Ambac 1997 Non-employee Directors Equity Plan, which provides similar awards to non-employee members of Ambac’s Board of Directors. Awards under the Directors Equity Plan were suspended in March 2010. As of December 31, 2012, approximately 16,032,551 shares were available for future grant under the Equity Plan and the Directors Equity Plan.

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

Foreign Currency:

Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters. Under ASC Topic 830, functional currency assets and liabilities of Ambac’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments are included as a component of Accumulated other comprehensive income, net of any related taxes in Stockholders’ deficit. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Foreign currency transaction gains and losses arising primarily from short-term investment securities and cash denominated in non-functional currencies, are reflected in Other income. Additionally, the remeasurement of non-functional currency premium receivables are reflected in Other income. The Consolidated Statements of Total Comprehensive Income include pre-tax (losses) gains from such foreign exchange items of $(8,777) and $30 for 2012 and 2011, respectively.

Income Taxes:

Ambac files a consolidated U.S. Federal income tax return with its subsidiaries. Ambac Assurance UK, Limited files tax returns in both the United Kingdom and Italy (for its Milan branch). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

The level of deferred tax asset recognition is influenced by management’s assessment of future profitability, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry back or carry forward periods available under the tax law. In the event that we determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to the Statement of Total Comprehensive Income in the period in which that determination is made.

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

Net Income Per Share:

ASC Paragraph 260-10-65-2 of ASC Topic 260, Earnings Per Share, requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, and nonvested restricted stock units. There were no dilutive effects for the years ended December 31, 2012 and 2011. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for years ended December 31, 2012 and 2011:

	2012	2011
Stock options	805,999	1,455,159
Restricted stock units	71,295	268,554

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

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The objective of this ASU was to clarify the scope of the offsetting disclosure requirements of ASU 2011-11 (discussed above) and address any unintended consequences. The amendments clarify that the scope of ASU 2011-11 applies to i) derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, ii) repurchase agreements and reverse repurchase agreements, and iii) securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The effective date and application provisions of ASU 2013-01 is the same those of ASU 2011-13. Ambac will adopt ASU 2013-01 on January 1, 2013 and it will not have a material effect on Ambac’s financial statements.

In January 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. Ambac will adopt the ASU on January 1, 2013. Since this ASU requires enhanced disclosures only, the adoption of this ASU will not have a material effect on Ambac’s financial statements.

3.	SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES

Ambac, through its subsidiaries, has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly has provided financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. In 2011, Ambac Assurance entered into a secured borrowing transaction under which two VIEs were created for the purpose of resecuritizing certain invested assets and collateralizing the borrowing. These VIEs are consolidated because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guarantees the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction was $14,588 and $35,600 as of December 31, 2012 and December 31, 2011, respectively. The debt represents the senior-most tranche of the securitization structure and is to be repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance. Such securities had a fair value of $201,329 and $172,880 as of December 31, 2012 and December 31, 2011, respectively. Refer to Note 8, Investments for further discussion of the restrictions on these securities.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Financial Guarantees:

Ambac’s subsidiaries provided financial guarantees in respect of assets held or debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the debt obligations guaranteed), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the debt obligations that have been guaranteed by Ambac’s subsidiaries. In the case of first loss, the financial guarantee insurance policy or credit derivative contract only covers a senior layer of losses on assets held or debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the asset seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the securitized assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such excess cash flow is applied to redeem debt, thus creating over-collateralization. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, Ambac will obtain certain loss remediation rights. These rights may enable Ambac to direct the activities of the entity that most significantly impact the entity’s economic performance.

We determined that Ambac’s subsidiaries generally have the obligation to absorb the VIE’s expected losses given that they have issued financial guarantees supporting the liabilities (and in certain cases assets) of a VIE. As further described below, we consolidated certain VIEs because: a) we determined for certain transactions that experienced the aforementioned performance deterioration, that Ambac’s subsidiaries had the power, through voting rights or similar rights, to direct the activities of certain VIEs that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in their ability to exercise certain loss remediation activities, or b) due to the passive nature of the VIEs’ activities, Ambac’s subsidiaries’ contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to existing VIEs involving Ambac financial guarantees, Ambac is generally required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. A VIE is deconsolidated in the period that Ambac no longer has such control, which occurred in connection with insurance policies that were allocated to the Segregated Account, execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE.

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac Assurance’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments—Equity Method in Joint Ventures. Refer to Note 7 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At December 31, 2012 and December 31, 2011 the fair value of these entities is $14,557 and $16,779, respectively, and is reported within Other assets on the Consolidated Balance Sheets. The change in fair value of these entities is ($2,222) and ($1,130) for the years ended December 31, 2012 and 2011, respectively.

Since their inception, there have been 15 individual transactions with these entities, of which 4 transactions were outstanding as of December 31, 2012. Total principal amount of debt outstanding was $466,938 and $578,562 at December 31, 2012 and December 31, 2011, respectively. In each case, Ambac sold assets to these entities. The assets are composed of asset-backed securities and utility obligations with a weighted average rating of BBB+ at December 31, 2012 and weighted average life of 8.7 years. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of December 31, 2012 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during the years ended December 31, 2012 and 2011. Ambac Assurance earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $398 and $764 for the years ended December 31, 2012 and 2011, respectively. Ambac was not presented with claims on insurance policies issued to these entities during the years ended December 31, 2012 and 2011, but did receive recoveries of $14,691 and $5,768 in respect of previously paid claims for the years ended December 31, 2012 and 2011, respectively. Ambac also earned fees for providing other services amounting to $37 and $46 for the years ended December 31, 2012 and 2011, respectively.

Derivative contracts are provided by Ambac Financial Services (“AFS”), Ambac’s derivative products subsidiary, to these entities. Ambac accounts for these contracts on a trade date basis at fair value. AFS received $7,356 and $8,039 for the years ended December 31, 2012 and 2011, respectively, under these derivative contracts.

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

The variable interest in a VIE generally involves one or more of the following: a financial guarantee policy issued to the VIE, a written credit derivative contract that references liabilities of the VIE or an investment in securities issued by the VIE. The impact of consolidating such VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated VIEs and Ambac’s operating subsidiaries and the inclusion of the VIE’s third party assets and liabilities. For a financial guarantee policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under ASC Topic 944, Financial Services—Insurance. Consequently, Ambac eliminates insurance assets (premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable and deferred acquisition costs) and insurance liabilities (unearned premiums, loss and loss expense reserves and ceded premiums payable) from the Consolidated Balance Sheets. For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation. Ambac did not consolidate any VIEs solely as a result of purchases of the VIE’s debt instruments.

As of December 31, 2012, consolidated VIE assets and liabilities relating to 18 consolidated entities were $17,841,863 and $17,661,700, respectively. As of December 31, 2011, consolidated VIE assets and liabilities relating to 19 consolidated entities were $16,543,207 and $16,379,386, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE.

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

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Investments:
Corporate obligations	$2,261,294	$2,199,338

Total variable interest entity assets: Fixed income securities	$2,261,294	$2,199,338

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of December 31, 2012 and December 31, 2011:

	Estimated fair value	Unpaid principal balance
December 31, 2012:
Loans	$15,359,073	$13,995,141
Long-term debt	$15,200,538	$15,460,530

December 31, 2011:
Loans	$14,126,994	$13,735,799
Long-term debt	$14,039,450	$15,134,711

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of December 31, 2012 and December 31, 2011:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)
December 31, 2012:
Global Structured Finance:
Collateralized debt obligations	$10,176,522	$9,673	$13,328	$113,057
Mortgage-backed—residential	24,008,616	603,867	3,969,336	—
Mortgage-backed—commercial	643,387	—	—	2,418
Other consumer asset-backed	5,895,377	101,494	1,042,522	45,610
Other commercial asset-backed	10,192,858	451,048	1,215,074	7,293
Other	5,505,007	132,004	590,017	4,393

Total Global Structured Finance	56,421,767	1,298,086	6,830,277	172,771
Global Public Finance	37,096,228	542,179	633,358	28,663

Total	$93,517,995	$1,840,265	$7,463,635	$201,434

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)
December 31, 2011:
Global Structured Finance:
Collateralized debt obligations	$14,093,243	$15,096	$105,219	$120,614
Mortgage-backed—residential	30,307,753	783,329	5,396,711	—
Mortgage-backed—commercial	685,870	—	—	6,241
Other consumer asset-backed	7,851,980	129,234	1,315,146	35,583
Other commercial asset-backed	13,363,434	559,884	1,045,477	4,541
Other	7,552,264	139,586	643,864	1,837

Total Global Structured Finance	73,854,544	1,627,129	8,506,417	168,816
Global Public Finance	37,893,726	569,032	700,690	14,850

Total	$111,748,270	$2,196,161	$9,207,107	$183,666

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represent the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

4.	FINANCIAL GUARANTEES IN FORCE

Financial guarantees outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Financial guarantees outstanding excludes the exposures of policies that insure bonds which have been called, pre-refunded or refunded. The gross par amount of financial guarantees outstanding was $245,030,000 and $296,463,000 at December 31, 2012 and 2011, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $223,633,000 and $272,504,000 at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

	Net Par Amount Outstanding
	2012	2011
Public Finance:
Lease and tax-backed revenue	$50,415,000	$59,864,000
General obligation	34,623,000	42,959,000
Utility revenue	18,651,000	22,529,000
Transportation revenue	13,892,000	18,945,000
Higher education	10,382,000	13,618,000
Housing revenue (1)	8,176,000	8,823,000
Health care revenue	5,266,000	7,824,000
Other	1,613,000	2,255,000

Total Public Finance	143,018,000	176,817,000

Structured Finance:
Mortgage-backed and home equity	19,117,000	23,164,000
Investor-owned utilities	7,071,000	9,049,000
Other CDOs	5,941,000	8,060,000
Student loan	5,411,000	7,824,000
Asset-backed (2)	2,905,000	4,732,000
Other	1,914,000	2,316,000

Total Structured Finance	42,359,000	55,145,000

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

International Finance:
Investor-owned and public utilities	10,314,000	10,510,000
Asset-backed (2)	8,702,000	9,560,000
Sovereign/sub-sovereign	7,289,000	7,282,000
Transportation	6,002,000	5,914,000
Other CDOs	3,191,000	4,375,000
Mortgage-backed and home equity	1,268,000	1,397,000
Other	1,490,000	1,504,000

Total International Finance	38,256,000	40,542,000

Total	$223,633,000	$272,504,000

(1)	Includes $6,324,000 and $6,373,243 of military housing net par at December 31, 2012 and 2011, respectively.
(2)	At December 31, 2012, all asset-backed net par amounts outstanding relate to commercial asset-based transactions.

As of December 31, 2012 and 2011, the International Finance guaranteed portfolio is shown in the following table by location of risk:

	Net Par Amount Outstanding
	2012	2011
United Kingdom	$22,585,000	$22,317,000
Australia	4,820,000	5,176,000
Italy	3,068,000	3,346,000
Austria	943,000	956,000
Germany	598,000	619,000
Internationally diversified (1)	3,968,000	5,318,000
Other international	2,274,000	2,810,000

Total International Finance	$38,256,000	$40,542,000

(1)	Internationally diversified obligations represent pools of geographically diversified exposures which includes significant components of domestic exposure.

Gross financial guarantees in force (principal and interest) was $385,803,000 and $474,305,000 at December 31, 2012 and 2011, respectively. Net financial guarantees in force (after giving effect to reinsurance) was $350,163,000 and $433,484,000 as of December 31, 2012 and 2011, respectively.

In the United States, California, New York and Florida were the states with the highest aggregate net par amounts in force, accounting for 14.4%, 6.4% and 5.0% of the total at December 31, 2012, respectively. No other state accounted for more than 5%. The highest single insured risk represented 1.3% of the aggregate net par amount guaranteed.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

5.	FINANCIAL GUARANTEE INSURANCE CONTRACTS

Net Premiums Earned

The portfolio of financial guarantees discussed in Note 4, Financial Guarantees in Force, includes financial guarantee contracts that meet the definition of insurance contracts as well as those that meet the definition of derivative contracts. Amounts presented in this Note relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.

Below is the gross premium receivable roll-forward (direct and assumed contracts) for the periods ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Premium receivable at January 1, 2012 and 2011	$2,028,479	$2,422,596
Premium payments received	(155,626)	(190,823)
Adjustments for changes in expected life of homogeneous pools and actual changes to contractual cash flows	(299,906)	(240,547)
Accretion of premium receivable discount	50,407	62,841
Consolidation of certain VIEs	—	(104,736)
Deconsolidation of certain VIEs	—	87,978
Uncollectible premiums	(28,031)	—
Other adjustments (including foreign exchange)	25,298	(8,830)

Premium receivable at December 31, 2012 and 2011	$1,620,621	$2,028,479

The effect of reinsurance on premiums written and earned was as follows:

	2012		2011
	Written	Earned	Written	Earned
Direct	($277,508)	$434,488	($171,283)	$429,033
Assumed	—	155	(7,670)	(345)
Ceded	23,371	(20,039)	20,835	(22,718)

Net premiums	($254,137)	$414,604	($158,118)	$405,970

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at December 31, 2012:

	Future premiums expected to be collected (1)	Future expected premiums to be earned, net of reinsurance (1)
Three months ended:
March 31, 2013	$35,559	$58,837
June 30, 2013	34,183	56,236
September 30, 2013	32,926	53,603
December 31, 2013	32,241	51,675

Twelve months ended:
December 31, 2014	137,580	193,964
December 31, 2015	132,688	179,782
December 31, 2016	127,268	169,673
December 31, 2017	121,879	159,999

Five years ended:
December 31, 2022	540,832	670,854
December 31, 2027	424,888	478,565
December 31, 2032	300,682	306,473
December 31, 2037	155,521	156,287
December 31, 2042	51,660	44,426
December 31, 2047	15,266	15,142
December 31, 2052	3,642	4,695
December 31, 2057	92	297

Total	$2,146,907	$2,600,508

(1)	The future premiums expected to be collected and future premiums expected to be earned, net of reinsurance disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Loss and Loss Expense Reserves:

A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash flows required to be paid under an insurance contract, over (b) the UPR for that contract. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance of loss and loss expense reserves, net of subrogation recoverable and reinsurance	$6,230,780	$4,424,450
Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of subrogation and net of reinsurance	464,058	503,697
Paid claims and loss expenses, net of subrogation and reinsurance	(20,765)	(2,442)
Establishment of subrogation recoveries, net of reinsurance	—	(9,761)

Total current year	443,293	491,494
Prior years:
Change in previously established loss and loss expense reserves, gross of subrogation and net of reinsurance	72,700	1,683,831
Paid claims and loss expenses, net of subrogation and reinsurance	(944,860)	(179,440)
Change in previously established subrogation recoveries, net of reinsurance	172,818	(324,151)

Total prior years	(699,342)	1,180,240
Net change in loss and loss expense reserves	(256,049)	1,671,734
Net deconsolidation of VIEs	—	134,596

Ending loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,974,731	$6,230,780

The adverse development in loss reserves established in prior years for the year ended December 31, 2012 was primarily due to the continued deterioration of collateral supporting structured finance policies, including RMBS and student loan exposures which resulted in greater expected ultimate losses and lower expected subrogation recoveries related to representation and warranty breaches on insured RMBS securitizations.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The net change in loss reserves of ($256,049) and $1,671,734 for the years ended December 31, 2012 and 2011, respectively, are included in loss and loss expenses in the Consolidated Statement of Total Comprehensive Loss. Loss expense reserves are also established for surveillance, legal and other mitigation expenses associated with adversely classified credits. Total net loss expense reserves, included in the above table, were $136,790 and $86,171 at December 31, 2012 and December 31, 2011, respectively. Total loss expense of $83,226 and $26,384 for the years ended December 31, 2012 and 2011, respectively, are included in loss and loss expenses in the Consolidated Statement of Total Comprehensive Loss. During the years ended December 31, 2012 and 2011, reinsurance recoveries of losses included in loss and loss expenses in the Consolidated Statement of Total Comprehensive Loss were $6,996 and $42,508, respectively.

The tables below summarize information related to policies currently included in Ambac’s loss reserves or subrogation recoverable at December 31, 2012 and 2011:

Surveillance Categories (at December 31, 2012)

	I/SL	IA	II	III	IV	V	Total
Number of policies	14	12	28	114	147	1	316
Remaining weighted-average contract period (in years)	15	21	18	20	8	6	13
Gross insured contractual payments outstanding:
Principal	$311,157	$786,998	$1,245,793	$9,161,747	$12,554,628	$47	$24,060,370
Interest	166,276	715,129	379,237	4,905,775	3,076,746	20	9,243,183

Total	$477,433	$1,502,127	$1,625,030	$14,067,522	$15,631,374	$67	$33,303,553

Gross undiscounted claim liability	$2,135	$40,898	$49,521	$4,051,076	$7,976,765	$67	$12,120,462
Discount, gross claim liability	(219)	(3,532)	(3,247)	(1,342,910)	(788,720)	(3)	(2,138,631)

Gross claim liability before all subrogation and before reinsurance	$1,916	$37,366	$46,274	$2,708,166	$7,188,045	$64	$9,981,831

Less:
Gross RMBS subrogation (1)	—	—	—	(16,170)	(2,544,993)	—	(2,561,163)
Discount, RMBS subrogation	—	—	—	312	37,626	—	37,938

Discounted RMBS subrogation, before reinsurance	—	—	—	(15,858)	(2,507,367)	—	(2,523,225)

Less:
Gross other subrogation (2)	—		—	(141,012)	(766,717)	—	(907,729)
Discount, other subrogation	—		—	21,238	15,711	—	36,949

Discounted other subrogation, before reinsurance	—		—	(119,774)	(751,006)	—	(870,780)

Gross claim liability, net of all subrogation and discounts, before reinsurance	1,916	37,366	46,274	2,572,534	3,929,672	64	6,587,826

Less: Unearned premium reserves	(1,179)	(21,626)	(17,120)	(450,247)	(113,622)	—	(603,794)
Plus: Loss adjustment expenses reserves	—	—	—	—	138,108	—	138,108

Claim liability reported on Balance Sheet, before reinsurance (3)	737	15,740	29,154	2,122,287	3,954,158	64	6,122,140

	I/SL	IA	II	III	IV	V	Total
Reinsurance recoverable reported on Balance Sheet	—	1,078	7,085	128,333	22,590	—	159,086

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “RMBS Representation and Warranty Subrogation Recoveries” in Note 2 for a detailed discussion.
(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.
(3)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential subrogation recoveries of $2,611,430)	$6,619,486
Subrogation recoverable (includes gross potential recovery of $782,575)	(497,346)

$6,122,140

Loss reserves ceded to reinsurers at December 31, 2012 and 2011 were $147,409 and $153,480, respectively. Amounts were included in reinsurance recoverable on the Consolidated Balance Sheets.

Surveillance Categories (at December 31, 2011)

	I/SL	IA	II	III	IV	V	Total
Number of policies	27	10	38	125	129	1	330
Remaining weighted-average contract period (in years)	15	20	18	20	8	6	13
Gross insured contractual payments outstanding:
Principal	$2,222,493	$354,713	$2,060,102	$13,342,814	$13,092,057	$47	$31,072,226
Interest	1,069,538	100,448	1,088,036	8,117,496	3,587,812	29	13,963,359

Total	$3,292,031	$455,161	$3,148,138	$21,460,310	$16,679,869	$76	$45,035,585

Gross undiscounted claim liability	$48,573	$10,667	$52,355	$4,766,815	$7,632,709	$75	$12,511,194
Discount, gross claim liability	(4,208)	(2,316)	(3,800)	(1,440,704)	(828,061)	(21)	(2,279,110)

Gross claim liability before all subrogation and before reinsurance	$44,365	$8,351	$48,555	$3,326,111	$6,804,648	$54	$10,232,084

Less:
Gross RMBS subrogation (1)	—	—	—	(461,725)	(2,316,920)	—	(2,778,645)
Discount, RMBS subrogation	—	—	—	12,278	46,101	—	58,379

Discounted RMBS subrogation, before reinsurance	—	—	—	(449,447)	(2,270,819)	—	(2,720,266)

Less:
Gross other subrogation (2)	—	(256)	—	(52,871)	(667,744)	—	(720,871)
Discount, other subrogation	—	77	—	6,550	45,912	—	52,539

Discounted other subrogation, before reinsurance	—	(179)	—	(46,321)	(621,832)	—	(668,332)

Gross claim liability, net of all subrogation and discounts, before reinsurance	44,365	8,172	48,555	2,830,343	3,911,997	54	6,843,486

Less: Unearned premium reserves	(25,264)	(5,126)	(22,111)	(335,332)	(158,687)	—	(546,520)
Plus: Loss adjustment expenses reserves	—	—	—	—	87,294	—	87,294

Claim liability reported on Balance Sheet, before reinsurance (3)	19,101	3,046	26,444	2,495,011	3,840,604	54	6,384,260

Reinsurance recoverable reported on Balance Sheet	1,117	9	5,714	139,499	13,563	—	159,902

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “RMBS Representation and Warranty Subrogation Recoveries” in Note 2 for detailed discussion.
(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.
(3)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential subrogation recoveries of $2,559,129)	$7,044,070
Subrogation recoverable (includes gross potential recovery of $829,469)	(659,810)

$6,384,260

As discussed in Note 2, Ambac records estimated subrogation recoveries for breaches of representations and warranties by sponsors of certain RMBS transactions utilizing an Adverse and Random Sample approach. Ambac has updated its estimated RMBS subrogation recoveries to $2,523,225 ($2,497,233 net of reinsurance) at December 31, 2012 from $2,720,266 ($2,692,414, net of reinsurance) at December 31, 2011. The balance of RMBS subrogation recoveries and the related claim liabilities, by estimation approach, at December 31, 2012 and December 31, 2011, are as follows:

	December 31, 2012
Approach	Count	Gross loss reserve before subrogation recoveries	Subrogation recoveries (1) (2)	Gross loss reserve after subrogation recoveries
Adverse samples	27	$2,331,878	$(1,442,817)	$889,061
Random samples	22	1,231,466	(1,080,408)	151,058

Totals	49	$3,563,344	$(2,523,225)	$1,040,119

	December 31, 2011
Approach	Count	Gross loss reserve before subrogation recoveries	Subrogation recoveries (1) (2)	Gross loss reserve after subrogation recoveries
Adverse samples	30	$2,637,479	$(1,457,472)	$1,180,007
Random samples	16	1,140,102	(1,262,794)	(122,692)

Totals	46	$3,777,581	$(2,720,266)	$1,057,315

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the expected future claims for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than expected future claims, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(2)	As discussed in Note 2, the sponsor’s repurchase obligation may differ depending on the terms of the particular transaction and the status of the specific loan, such as whether it is performing or has been liquidated or charged off. The estimated subrogation recovery for these transactions is based primarily on loan level data provided through trustee reports received in the normal course of our surveillance activities or provided by the sponsor. While this data may not include all the components of the sponsor’s contractual repurchase obligation we believe it is the best information available to estimate the subrogation recovery.

Below is the rollforward of RMBS subrogation, by estimation approach, for the year ended December 31, 2012:

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2012	$1,262,794	16	$1,457,472	30	$2,720,266

Changes recognized in 2012: Additional transactions reviewed	54,467	6	(35,486)	(1)	18,981
Additional adverse sample loans reviewed	—	n/a	—	—	—
Adverse loans repurchased by the sponsor	—	n/a	35	—	35
All other changes (1)	(236,853)	n/a	20,796	(2)	(216,057)

Discounted RMBS subrogation (gross of reinsurance) at December 31, 2012	$1,080,408	22	$1,442,817	27	$2,523,225

(1)	Other changes which may impact subrogation recoveries include changes in actual or projected collateral performance and/or the projected timing of recoveries. For the year ended December 31, 2012, two transactions were removed from the Adverse Sample subrogation population; however, the impacts on RMBS subrogation disclosed in the Adverse Sample column relate to multiple transactions.

Assumed Reinsurance:

At December 31, 2012, assumed par outstanding was $235,471. On March 24, 2010, all assumed reinsurance agreements with third parties were allocated to the Segregated Account, which will not allow for cancellations without the approval of the Rehabilitator.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $326,365 at December 31, 2012. Credit exposure existed at December 31, 2012 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. At December 31, 2012, there were ceded reinsurance balances payable of $94,527 offsetting this credit exposure.

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) is contractually entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (ii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $302,692 from its reinsurers at December 31, 2012. As of December 31, 2012, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $21,396,732 with the largest reinsurer accounting for $18,779,685 or 7.7% of gross par outstanding at December 31, 2012. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2012 and its rating levels as of March 15, 2013:

	Moody’s			Net unsecured
			Percentage ceded par	reinsurance recoverable (in thousands) (1)
Reinsurers	Rating	Outlook
Assured Guaranty Re Ltd	Baa1	Stable	87.77%	$—
Sompo Japan Insurance Inc	A1	Stable	6.82%	—
Assured Guaranty Corporation	A3	Stable	5.41%	13,370

Total			100.00%	$13,370

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac Assurance.

6.	INSURANCE REGULATORY RESTRICTIONS

United States:

Ambac Assurance (exclusive of the Segregated Account which is under the control of OCI via the Segregated Account Rehabilitation Plan) and Everspan are subject to the insurance laws and regulations of each jurisdiction in which it is licensed, some of which are described below. Failure to comply with applicable insurance laws and regulations (including, without limitation, minimum surplus requirements, aggregate risk limits and single risk limits) could expose Ambac Assurance or Everspan to fines, the loss or suspension of insurance licenses in certain jurisdictions, the imposition of orders by regulators with respect to the conduct of business by Ambac Assurance or Everspan and/or the inability to pay dividends, all of which could have an adverse impact on our business results and prospects.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance. The New York financial guarantee insurance law also establishes single risk and aggregate limits with respect to obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net financial guarantee liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. Wisconsin laws and regulations applicable to financial guarantors, as well as the laws of several other states, are less comprehensive than New York law and relate primarily to single and aggregate risk limits.

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

Ambac Assurance’s ability to pay dividends is generally restricted by law and subject to approval by OCI. Wisconsin insurance law restricts the payment of dividends in any 12-month period without regulatory approval to the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31, and (b) the greater of (i) statutory net income (loss) for the calendar year preceding the date of dividend, minus realized capital gains for that calendar year or (ii) the aggregate of statutory net income (loss) for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years. In connection with the termination of reinsurance contracts, OCI requires adjustments to the dividend calculation for any surplus or net income gains recognized. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying OCI 30 days in advance of payment. Based upon these restrictions, at December 31, 2012, Ambac Assurance will not be able to pay common stock dividends during 2013 without regulatory approval. Ambac Assurance did not pay cash dividends on its common stock in 2012 or 2011.

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

Ambac Assurance’s statutory policyholder surplus and qualified statutory capital were $100,000 and $628,302 at December 31, 2012, respectively as compared to $495,293 and $684,610 as of December 31, 2011, respectively. The Segregated Account reported statutory policyholder surplus of $(61,812) and $105,899 as of December 31, 2012 and 2011, respectively. At December 31, 2012, Ambac Assurance’s surplus as regards to policyholders is at the Minimum Surplus Amount and therefore $163,687 of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. In the event that Ambac Assurance does not generate future surplus in the amount of insurance liabilities not assumed under the Reinsurance Agreement because of the applicability of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Secured Note and Reinsurance Agreement. This shortfall will be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance. Statutory capital and surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, consolidation of subsidiaries, premiums earned, policy acquisition costs and deferred income taxes differently.

OCI has prescribed an accounting practice that differs from NAIC SAP. Paragraph 7 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” (“SSAP 60”) allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

each calendar year. Additionally, in accordance with paragraph 7 of Statutory Accounting Principles No. 5 “Liabilities, Contingencies and Impairments of Assets,” Ambac Assurance records probable losses on its subsidiaries credit derivative contracts, using a discount rate equal to the average rate of return on its admitted assets. The Company’s average rates of return on its admitted assets at December 31, 2012 and December 31, 2011 were 8.01% and 7.45%, respectively. OCI has directed the Company to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees. Statutory surplus at December 31, 2012 and December 31, 2011 was lower by $117,602 and $98,225, respectively, than if the Company had reported such amounts in accordance with NAIC SAP.

OCI has prescribed an additional accounting practice that differs from NAIC SAP. Paragraph 4 of Statement of Statutory Accounting Principles No. 41 “Surplus Notes” (“SSAP 41”) states that proceeds received by the issuer of surplus notes must be in the form of cash or other admitted assets having readily determinable values and liquidity satisfactory to the commissioner of the state of domicile. Under the statutory accounting principles as generally applied, surplus notes issued in conjunction with commutations or the settlement of claims would be valued at zero upon issuance pursuant to paragraph 4, SSAP 41. OCI has directed the Company to record surplus notes issued in connection with commutations or the settlement of claims at full par value upon issuance as in these instances the surplus notes do not represent a contribution of capital. The surplus notes issued in connection with commutations or settlement of claims has a claim against surplus senior to the preferred and common shareholders. Statutory surplus is not impacted as a result of the prescribed practice as it is a reclassification from unassigned funds to surplus notes.

OCI has extended the preceding prescribed practice related to surplus notes to the evaluation of other-than-temporary impairments for Ambac Assurance guaranteed securities held in the investment portfolio. Paragraph 35 of Statement of Statutory Accounting Principles No. 43R “Loan-backed and Structured Securities” states that when an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. Under NAIC SAP, the present value of cash flows expected to be collected should include the fair value of surplus notes received from Ambac Assurance, as required under the confirmed Segregated Account Rehabilitation Plan. OCI has prescribed an accounting practice that differs from NAIC SAP and has directed the Company to utilize par value rather than fair value of these surplus notes in this computation. Statutory surplus at December 31, 2012 and December 31, 2011 is greater by $35,761 and $84,344, respectively, than if the present value of the cash flows expected to be collected included the surplus notes at fair value in accordance with NAIC SAP.

Wisconsin accounting practices for changes to contingency reserves differ from NAIC SAP. Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. Under the Wisconsin Administrative Code, contributions to and releases from the contingency reserve are to be recorded through underwriting income. The Company received permission from OCI to record contributions to and releases from the contingency reserve and the related tax and loss bond impact, in accordance with NAIC SAP. Statutory surplus is the same using each of these accounting practices.

The Company received permission from OCI to report investment holdings of Ambac Assurance insured securities, with coverage under financial guaranty policies that have been allocated to the Segregated Account, as a separate invested asset on the balance sheet rather than combined with other bond investments. This permitted practice only impacts the balance sheet line items discussed above and has no impact on the valuation of the securities to which it applies or to Statutory surplus.

United Kingdom

The Financial Services Authority (“FSA”) has exercised significant oversight of Ambac UK since 2008, when Ambac and Ambac Assurance began experiencing financial stress. In 2009, Ambac UK’s license to do new business was curtailed by the FSA and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its credit, suretyship and financial guarantee insurance portfolio in the United Kingdom, and to do the same through a branch in Milan, Italy, and a number of other European Union (“EU”) countries. EU legislation has allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The FSA is the single statutory regulator responsible for regulating the financial services industry in the United Kingdom, with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. In addition, the regulatory regime in the United Kingdom must comply with certain EU legislation binding on all EU member states. From April 1, 2013, the FSA is being reorganized into the Financial Conduct Authority (“FCA”) and the Prudential Regulatory Authority (“PRA”). Ambac UK will be subject to dual regulation by both the FCA and PRA. No material impact is anticipated with respect to Ambac UK since it is being closely supervised as a run-off entity.

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

Fair value Hierarchy:

ASC Topic 820 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. In accordance with ASC Topic 820, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

• Level 1	–	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury securities, exchange traded futures contracts, variable rate demand obligations, money market funds and mutual funds.

• Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include direct investments in fixed income securities representing municipal, asset-backed and corporate obligations, financial services derivatives (including certain interest rate and currency swap derivatives), and most long-term debt of variable interest entities consolidated under ASC Topic 810.

• Level 3	–	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts written as part of the financial guarantee business, certain financial services interest rate swap contracts, call options on long-term debt, equity interests in Ambac sponsored special purpose entities and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities, loan receivables, and certain long-term debt of variable interest entities consolidated under ASC Topic 810.

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2012 and December 31, 2011, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2012
Financial assets:
Fixed income securities:
Municipal obligations	$1,814,730	$1,814,730	$—	$1,814,730	$—
Corporate obligations	1,112,174	1,112,174	—	1,108,518	3,656
Foreign obligations	70,112	70,112	—	70,112	—
U.S. government obligations	127,283	127,283	127,283	—	—
U.S. agency obligations	82,535	82,535	—	82,535	—
Residential mortgage-backed securities	1,455,582	1,455,582	—	1,455,582	—
Collateralized debt obligations	33,342	33,342	—	26,860	6,482
Other asset-backed securities	706,637	706,637	—	656,373	50,264
Short term investments	661,658	661,658	657,886	3,772	—
Other investments	100	100	—	—	100
Fixed income securities, pledged as collateral:
U.S. government obligations	265,779	265,779	265,779	—	—
Residential mortgage-backed securities	—	—	—	—	—
Cash	43,837	43,837	43,837	—	—
Restricted cash	—	—	—	—	—
Loans	9,203	7,387	—	—	7,387
Derivative assets:
Interest rate swaps—asset position	46,752	46,752	—	46,752	—
Interest rate swaps—liability position	—	—	—	—	—
Future contracts	1,253	1,253	1,253	—	—
Other assets	14,557	14,557	—	—	14,557
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,261,294	2,261,294	—	—	2,261,294
Restricted cash	2,290	2,290	2,290	—	—
Loans	15,568,711	15,560,051	—	200,978	15,359,073

Total financial assets	$24,277,829	$24,267,353	$1,098,328	$5,466,212	$17,702,813

Financial liabilities:
Obligations under investment and repurchase agreements	$362,017	$361,905	$—	$—	$361,905
Liabilities subject to compromise	1,622,189	434,823	—	434,823	—
Long term debt, including accrued interest	377,524	801,277	—	—	801,277
Derivative liabilities:
Credit derivatives	213,585	213,585	—	—	213,585
Interest rate swaps—asset position	(151,365)	(151,365)	—	(151,365)	—
Interest rate swaps—liability position	390,774	390,774	—	282,022	108,752
Future contracts	—	—	—	—	—
Currency swaps	—	—	—	—	—
Other contracts	220	220	—	220	—
Liabilities for net financial guarantees written	7,074,808	3,091,257	—	—	3,091,257
Variable interest entity liabilities:
Long-term debt	15,436,008	15,414,233	—	12,457,732	2,956,501
Derivative liabilities:
Interest rate swaps—liability position	2,131,315	2,131,315	—	2,131,315	—
Currency swaps—asset position	—	—	—	—	—
Currency swaps—liability position	90,466	90,466	—	90,466	—

Total financial liabilities	$27,547,541	$22,778,490	$—	$15,245,213	$7,533,277

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2011
Financial assets:
Fixed income securities:
Municipal obligations	$2,002,999	$2,002,999	$—	$2,002,999	$—
Corporate obligations	1,127,500	1,127,500	—	1,119,570	7,930
Foreign obligations	94,795	94,795	—	94,795	—
U.S. government obligations	111,562	111,562	111,562	—	—
U.S. agency obligations	86,871	86,871	—	85,647	1,224
Residential mortgage-backed securities	1,412,517	1,412,517	—	1,412,517	—
Collateralized debt obligations	46,237	46,237	—	33,755	12,482
Other asset-backed securities	947,808	947,808	—	871,922	75,886
Short term investments	783,071	783,071	769,204	13,867	—
Other investments	100	100	—	—	100
Fixed income securities, pledged as collateral:
U.S. government obligations	260,802	260,802	260,802	—	—
Residential mortgage-backed securities	2,728	2,728	—	2,728	—
Cash	15,999	15,999	15,999	—	—
Restricted cash	2,500	2,500	2,500	—	—
Loans	18,996	16,934	—	—	16,934
Derivative assets:
Interest rate swaps—asset position	411,652	411,652	—	260,851	150,801
Interest rate swaps—liability position	(242,500)	(242,500)	—	(53)	(242,447)
Future contracts	—	—	—	—	—
Call options on long-term debt	6,055	6,055	—	—	6,055
Other assets	16,779	16,779	—	—	16,779
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,199,338	2,199,338	—	—	2,199,338
Restricted cash	2,140	2,140	2,140	—	—
Loans	14,329,515	14,309,134	—	182,140	14,126,994

Total financial assets	$23,637,464	$23,615,021	$1,162,207	$6,080,738	$16,372,076

Financial liabilities:
Obligations under investment and repurchase agreements	$546,546	$549,043	$—	$—	$549,043
Liabilities subject to compromise	1,622,189	112,233	—	112,233	—
Long term debt, including accrued interest	391,372	562,043	—	—	562,043
Derivative liabilities:
Credit derivatives	190,653	190,653	—	—	190,653
Interest rate swaps—asset position	(30,859)	(30,859)	—	—	(30,859)
Interest rate swaps—liability position	251,303	251,303	—	9,913	241,390
Futures contracts	627	627	627	—	—
Currency swaps	2,423	2,423	—	2,423	—
Other contracts	361	361	—	361	—
Liabilities for net financial guarantees written	7,547,288	2,642,795	—	—	2,642,795
Variable interest entity liabilities:
Long-term debt	14,288,540	14,255,452	—	12,320,810	1,934,642
Derivative liabilities:
Interest rate swaps—liability position	2,023,974	2,023,974	—	2,023,974	—
Currency swaps—asset position	(27,779)	(27,779)	—	(27,779)	—
Currency swaps—liability position	90,857	90,857	—	90,857	—

Total financial liabilities	$26,897,495	$20,623,126	$627	$14,532,792	$6,089,707

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

The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. We believe the potential for differences in third-party pricing levels is particularly significant with respect to residential mortgage-backed and certain other asset-backed securities held in our investment portfolio and referenced in our credit derivative portfolio, due to the low levels of trading activity for such securities. In addition, the use of internal valuation models may require assumptions about hypothetical or inactive markets. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value.

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

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At December 31, 2012, approximately 10%, 89%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2011, approximately 8%, 91%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.

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

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $3,656 and $7,930 at December 31, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at December 31, 2012 and December 31, 2011 include the following weighted averages:

December 31, 2012

a.	Coupon rate: 0.345%

b.	Maturity: 21.14 years

c.	Yield: 6.08%

December 31, 2011

a.	Coupon rate: 0.60%

b.	Maturity: 21.44 years

c.	Yield: 7.20%

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. There were no U.S. agency obligations classified as Level 3 at December 31, 2012. The fair value of such securities classified as Level 3 was $1,224 at December 31, 2011. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at December 31, 2011 include the following weighted averages:

December 31, 2011

a.	Coupon rate: 6.91%

b.	Maturity: 1.33 years

c.	Yield: 2.13%

Collateralized debt obligations (“CDO”): Securities are floating rate senior notes where the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. The fair value of such securities classified as Level 3 was $6,482 and $12,482 at December 31, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at December 31, 2012 and December 31, 2011 include the following weighted averages:

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

December 31, 2012

a.	Coupon rate: 1.05%

b.	Maturity: 1.51 years

c.	Yield: 5.92%

December 31, 2011

a.	Coupon rate: 0.86%

b.	Maturity: 1.55 years

c.	Yield: 11.79%

Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. The fair value of such securities classified as Level 3 was $50,264 and $75,886 at December 31, 2012 and December 31, 2011, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at December 31, 2012 and December 31, 2011 include the following weighted averages:

December 31, 2012

a.	Coupon rate: 0.71%

b.	Maturity: 7.86 years

c.	Yield: 7.50%

December 31, 2011

a.	Coupon rate: 1.41%

b.	Maturity: 3.00 years

c.	Yield: 4.50%

Derivative Instruments:

Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, exchange traded futures contracts and call options to repurchase Ambac Assurance surplus notes. All call options to repurchase surplus notes were exercised or expired in June 2012. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate and currency swaps as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of credit derivative liabilities was reduced by $261,203 at December 31, 2012 and $572,523 at December 31, 2011, as a result of incorporating a CVA on Ambac Assurance into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac Assurance’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities were reduced by $121,928 at December 31, 2012 and $166,868 at December 31, 2011, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

For derivatives that are less complex and trade in liquid markets or may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate swaps, we utilize vendor-developed models. These models provide the net present value of the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the financial services derivatives, have increased collateral requirements and triggered termination provisions in certain interest rate swaps. Increased termination activity since the initial rating downgrades of Ambac Assurance provided additional information about the replacement and/or exit value of certain financial services derivatives, which has been incorporated into the fair value of these derivatives as appropriate. Generally, the need for counterparty (or Ambac) CVAs is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments.

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 81% of CDS gross par outstanding and 79% of the CDS derivative liability as of December 31, 2012.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 19% of CDS gross par outstanding and 21% of the CDS derivative liability as of December 31, 2012.

Ambac’s CDS fair value calculations are adjusted for changes in our estimates of expected loss on the reference obligations and observable changes in financial guarantee market pricing. If no adjustment is considered necessary, Ambac maintains the same percentage of the credit spread (over LIBOR) demanded in the market for the reference obligation as existed at the inception of the CDS. Therefore, absent changes in expected loss on the reference obligations or financial guarantee CDS market pricing, the financial guarantee CDS fee used for a particular contract in Ambac’s fair value calculations represent a consistent percentage, period to period, of the credit spread determinable from the reference obligation value at the balance sheet date. This results in a CDS fair value balance that fluctuates in proportion with the reference obligation value.

The amount of expected loss on a reference obligation is a function of the probability that the obligation will default and severity of loss in the event of default. Ambac’s CDS transactions were all originally underwritten with extremely low expected losses. Both the reference obligation spreads and Ambac’s CDS fees at the inception of these transactions reflect these low expected losses. When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and, therefore, an increase in expected loss. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread (over LIBOR) which would be captured as a CDS fee (“relative change ratio”) at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. For example, if the credit spread of an underlying reference obligation was 80 basis points at the inception of a transaction and Ambac received a 20 basis point fee for issuing a CDS on that obligation, the relative change ratio, which represents the CDS fee to cash market spread Ambac would utilize in its valuation calculation, would be 25%. If the reference obligation spread increased to 100 basis points in the current reporting period, absent any observable changes in financial guarantee CDS market pricing or credit deterioration, Ambac’s current period CDS fee would be computed by multiplying the current reference obligation spread of 100 basis points by the relative change ratio of 25%, resulting in a 25 basis point fee. Thus, the model indicates we would need to receive an additional 5 basis points (25 basis points currently less the 20 basis points contractually received) for issuing a CDS in the current

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

reporting period for this reference obligation. We would then discount the product of the notional amount of the CDS and the 5 basis point hypothetical CDS fee increase, over the weighted average life of the reference obligation to compute the current period mark-to-market loss. Using the same example, if the reference obligation spread increased to 100 basis points and there was credit deterioration as evidenced by an internal rating downgrade which increased the relative change ratio from 25% to 35%, we would estimate a 15 basis point CDS fee increase in our model (35% of 100 basis points reference obligation spread, or 35 basis points currently, less the 20 basis points contractually received). Therefore, we would record a higher mark-to-market loss based on the computations described above absent any observable changes in financial guarantee CDS market pricing.

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

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA is a percentage applied to the estimated CDS liability fair value otherwise calculated as described above. The Ambac CVA is estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA percentage used in the valuation of CDS liabilities was 55% and 75% as of December 31, 2012 and December 31, 2011, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).

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

The net notional outstanding of Ambac’s CDS contracts were $11,281,777 and $14,166,612 at December 31, 2012 and December 31, 2011, respectively. Credit derivative liabilities at December 31, 2012 and 2011 had a combined fair value of $213,585 and $190,653, respectively, and related to underlying reference obligations that are classified as either CLOs or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives as of December 31, 2012 and 2011 is summarized below:

As of December 31, 2012

	CLOs	Other(1)
Notional outstanding	$6,155,767	$3,701,387
Weighted average reference obligation price	96.5	86.9
Weighted average life (WAL) in years	2.2	4.2
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.2%
CVA percentage	55%	55%
Fair value of derivative liabilities	$(34,645)	$(116,086)

As of December 31, 2011

	CLOs	Other(1)
Notional outstanding	$8,228,577	$4,099,766
Weighted average reference obligation price	92.5	84.3
Weighted average life (WAL) in years	2.7	4.7
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.5%
CVA percentage	75%	75%
Fair value of derivative liabilities	$(54,320)	$(86,526)

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $1,424,623, WAL of 7.9 years and liability fair value of ($62,854) as of December 31, 2012. Other inputs to the valuation of these transactions at December 31, 2012 include weighted average quotes of 10% of notional, weighted average rating of A and Ambac CVA percentage of 55%. As of December 31, 2011, these contracts had a combined notional outstanding of $1,838,269, WAL of 9.0 years and liability fair value of ($49,807). Other inputs to the valuation of these transactions at December 31, 2011 include weighted average quotes of 11% of notional, weighted average rating of A+ and Ambac CVA percentage of 75%.

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

Financial Guarantees:

Fair value of net financial guarantees written represents our estimate of the cost to Ambac to completely transfer its insurance obligation to another market participant of comparable credit worthiness. In theory, this amount should be the same amount that another market participant of comparable credit worthiness would hypothetically charge in the market place, on a present value basis, to provide the same protection as of the balance sheet date.

This fair value estimate of financial guarantees is presented on a net basis and includes direct and assumed contracts written, net of ceded reinsurance contracts. In preparation for Ambac’s eventual bankruptcy emergence, which will require us to adjust the assets and liabilities on our balance sheet to fair value in accordance with fresh-start accounting rules, we have continued to refine the fair value model for financial guarantees.

For 2011, the fair value estimate of financial guarantees was calculated using aggregate (portfolio level) balances. Specifically, the fair value estimate of direct and assumed contracts written was based on the sum of the present values of aggregate (i) unearned premium reserves; and (ii) loss and loss expense reserves, including unpaid claims recorded. The fair value estimate of ceded reinsurance contracts was based on the sum of the present values of aggregate (i) deferred ceded premiums, net of ceding commissions; and (ii) reinsurance recoverables on paid and unpaid losses. Key portfolio-level variables used were par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. As a result, because the aggregate balances related to direct contracts written and assumed were in a net liability (cash outflow) position, we included an Ambac CVA of 75% in the fair value estimate to reflect Ambac’s credit risk, consistent with that used for credit derivative contracts guaranteed by Ambac Assurance. Refer to “Credit Derivatives” above for additional information on the determination of the CVA. The aggregate balances related to ceded reinsurance contracts were in a net asset (cash inflow) position and therefore we included adjustments in the discount rate to reflect reinsurer counterparty credit risk.

For 2012, the fair value estimate of financial guarantees was refined by utilizing cash flows calculated at the policy level. For direct and assumed contracts, projected net cash flows for each policy included: (i) installment premium receipts, (ii) estimated gross claim payments, and (iii) subrogation receipts. For ceded reinsurance contracts, projected net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and iv) ceded subrogation payments. For each individual direct, assumed contract, and ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. For each contract in a net liability position, we estimate the fair value using internally developed discount rates that incorporate Ambac’s own credit risk and subsequently apply a 20% profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees and current inactive state of the industry there is a lack of observable market information to make this estimate. A profit margin of 20% was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a market participant’s cost of capital.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Refer to Note 5 for additional information on factors which influence our estimate of loss and loss expenses.

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

Further refinements to this model could result in a significant difference between the financial guarantee fair value estimate disclosed in this Note at December 31, 2012 and the aggregate fair value of the insurance assets and liabilities to be reported on our balance sheet at Ambac’s bankruptcy emergence date.

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

Variable Interest Entity Assets and Liabilities:

The financial assets and liabilities of VIEs consolidated under ASC Topic 810 consist primarily of fixed income securities, loans, and derivative and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based on internal discounted cash flow models. Comparable to the sensitivities of investments in fixed income securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for VIE debt. VIE debt instruments considered Level 3 include fixed rate, floating rate and zero coupon notes secured by various asset types, primarily European ABS. Information about the valuation inputs for the various VIE debt categories classified as Level 3 is as follows:

European ABS transactions: The fair value of such obligations classified as Level 3 was $2,956,501 and $1,934,642 at December 31, 2012 and December 31, 2011, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at December 31, 2012 and December 31, 2011 include the following weighted averages:

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

December 31, 2012

a.	Coupon rate: 1.64%

b.	Maturity: 12.34 years

c.	Yield: 4.02%

December 31, 2011

a.	Coupon rate: 1.56%

b.	Maturity: 11.99 years

c.	Yield: 3.90%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at December 31, 2012 and December 31, 2011 were developed using vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 7.6% and 8.4% at December 31, 2012 and 2011, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

Additional Fair Value Information:

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2012 and 2011. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
2012	Investments	Other assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$97,522	$16,779	$(486,775)	$2,199,338	$14,126,994	$—	$(1,934,642)	$14,019,216
Additions of VIEs consolidated	—	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(3)	(2,222)	21,076	(41,289)	952,463	—	(208,678)	721,347
Included in other comprehensive income	7,485	—	—	103,245	637,954	—	(98,311)	650,373
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	(162,460)	(162,460)
Sales	—	—	—	—	—	—	—	—
Settlements	(97,206)	—	(48,886)	—	(358,338)	—	64,781	(439,649)
Transfers in Level 3	58,905	—	—	—	—	—	(1,875,121)	(1,816,216)
Transfers out of Level 3	(6,301)	—	192,248	—	—	—	1,257,930	1,443,877
Deconsolidation of VIEs	—	—	—	—	—	—	—	—

Balance, end of period	$60,402	$14,557	$(322,337)	$2,261,294	$15,359,073	$—	$(2,956,501)	$14,416,488

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(2,222)	$(113,836)	$(41,289)	$952,944	$—	$(208,678)	$587,983

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs. This information is provided for the year ended December 31, 2012 as required by amendments to ASC Topic 820 effective January 1, 2011.

Level-3 Investments by class

Year ended December 31, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$12,482	$75,886	$7,930	$1,224	$97,522
Total gains/(losses) realized and unrealized:
Included in earnings	(5)	—	4	(2)	(3)
Included in other comprehensive income	646	7,051	(203)	(9)	7,485
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(6,641)	(85,741)	(4,075)	(749)	(97,206)
Transfers in Level 3	—	53,068	5,837	—	58,905
Transfers out of Level 3	—	—	(5,837)	(464)	(6,301)

Balance, end of period	$6,482	$50,264	$3,656	$—	$60,402

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Investments by class

Year ended December 31, 2011	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$30,433	$159,473	$8,069	$1,197	$199,172
Total gains/(losses) realized and unrealized:
Included in earnings	(3,286)	—	(177)	(4)	(3,467)
Included in other comprehensive income	6,454	(6,612)	38	(4)	(124)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	(16,600)	—	—	—	(16,600)
Settlements	(4,519)	(1,493)	—	(434)	(6,446)
Transfers in Level 3	—	—	—	469	469
Transfers out of Level 3	—	(75,482)	—	—	(75,482)

Balance, end of period	$12,482	$75,886	$7,930	$1,224	$97,522

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 Derivatives by class

Year ended December 31, 2012	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(302,177)	$(190,653)	$6,055	$(486,775)
Additions of VIEs consolidated
Total gains/(losses) realized and unrealized:
Included in earnings	(70,415)	(9,219)	100,710	21,076
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	71,592	(13,713)	(106,765)	(48,886)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	192,248	—	—	192,248
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(108,752)	$(213,585)	$—	$(322,337)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(78,505)	$(35,331)	$—	$(113,836)

Level-3 Derivatives by class

Year ended December 31, 2011	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$25,751	$(221,684)	$—	$(195,933)
Additions of VIEs consolidated
Total gains/(losses) realized and unrealized:
Included in earnings	(389,720)	48,032	6,055	(335,633)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	61,792	(17,001)	—	44,791
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(302,177)	$(190,653)	$6,055	$(486,775)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(356,354)	$9,625	$6,055	$(340,674)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of December 31, 2012 and December 31, 2011. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. Certain interest rate swaps were transferred out of Level 3 in 2012 when appropriate observable market discount rates replaced internal estimates of such rates in the determination of fair value. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers between Level 1 and Level 2 for the periods presented. All transfers between fair value hierarchy Levels 1, 2, and 3 are recognized at the beginning of each accounting period.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for years ended December 31, 2012 and 2011 are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income
2012
Total gains or losses included in earnings for the period	$(3)	$13,713	$(22,932)	$(70,415)	$702,496	$98,488
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(35,331)	(78,505)	702,977	(2,222)
2011
Total gains or losses included in earnings for the period	$(3,467)	$17,001	$31,031	$(389,720)	$854,106	$4,925
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	9,625	(356,354)	854,091	4,925

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

8.	INVESTMENTS

The amortized cost and estimated fair value of investments, excluding VIE investments, at December 31, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments (1)
December 31, 2012
Fixed income securities:
Municipal obligations	$1,632,637	$182,476	$383	$1,814,730	$—
Corporate obligations	1,029,041	92,250	9,117	1,112,174	—
Foreign obligations	67,347	2,765	—	70,112	—
U.S. government obligations	127,037	872	626	127,283	—
U.S. agency obligations	79,295	3,240	—	82,535	—
Residential mortgage-backed securities	1,096,202	379,935	20,555	1,455,582	6,892
Collateralized debt obligations	32,855	1,015	528	33,342	—
Other asset-backed securities	687,410	65,733	46,506	706,637	—

	4,751,824	728,286	77,715	5,402,395	6,892
Short-term	661,219	439	—	661,658	—
Other	100	—	—	100	—

	5,413,143	728,725	77,715	6,064,153	6,892

Fixed income securities pledged as collateral:
U.S. government obligations	265,517	262	—	265,779	—
Residential mortgage-backed securities	—	—	—	—	—

Total collateralized investments	265,517	262	—	265,779	—

Total investments	$5,678,660	$728,987	$77,715	$6,329,932	$6,892

December 31, 2011
Fixed income securities:
Municipal obligations	$1,858,493	$144,989	$483	$2,002,999	$—
Corporate obligations	1,087,629	63,074	23,203	1,127,500	—
Foreign obligations	89,951	4,844	—	94,795	—
U.S. government obligations	107,717	3,847	2	111,562	—
U.S. agency obligations	80,960	5,911	—	86,871	—
Residential mortgage-backed securities	1,119,517	350,816	57,816	1,412,517	20,907
Collateralized debt obligations	48,686	142	2,591	46,237	—
Other asset-backed securities	953,944	53,965	60,101	947,808	—

	5,346,897	627,588	144,196	5,830,289	20,907
Short-term	783,015	57	1	783,071	—
Other	100	—	—	100	—

	6,130,012	627,645	144,197	6,613,460	20,907

Fixed income securities pledged as collateral:
U.S. government obligations	259,401	1,525	124	260,802	—
Residential mortgage-backed securities	2,557	171	—	2,728	—

Total collateralized investments	261,958	1,696	124	263,530	—

Total investments	$6,391,970	$629,341	$144,321	$6,876,990	$20,907

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2012 and December 31, 2011.

The amortized cost and estimated fair value of investments, excluding VIE investments, at December 31, 2012, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$855,714	$857,197
Due after one year through five years	1,020,421	1,070,411
Due after five years through ten years	1,013,742	1,135,469
Due after ten years	972,316	1,071,294

	3,862,193	4,134,371
Residential mortgage-backed securities	1,096,202	1,455,582
Collateralized debt obligations	32,855	33,342
Other asset-backed securities	687,410	706,637

	$5,678,660	$6,329,932

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2012:
Fixed income securities:
Municipal obligations.	$42,503	$354	$4,303	$29	$46,806	$383
Corporate obligations	69,727	1,081	132,916	8,036	202,643	9,117
U.S. government obligations	26,081	626	—	—	26,081	626
Residential mortgage-backed securities	88,504	5,319	116,146	15,236	204,650	20,555
Collateralized debt obligations	253	168	13,429	360	13,682	528
Other asset-backed securities	180	3	188,832	46,503	189,012	46,506

	227,248	7,551	455,626	70,164	682,874	77,715
Short-term	1,194	—	—	—	1,194	—

Total temporarily impaired securities	$228,242	$7,551	$455,626	$70,164	$684,068	$77,715

December 31, 2011:
Fixed income securities:
Municipal obligations.	$9,359	$309	$14,635	$174	$23,994	$483
Corporate obligations	155,528	6,220	178,861	16,983	334,389	23,203
U.S. government obligations	130,422	126	—	—	130,422	126
Residential mortgage-backed securities	125,826	14,495	105,705	43,321	231,531	57,816
Collateralized debt obligations	33,037	840	12,482	1,751	45,519	2,591
Other asset-backed securities	181,792	8,319	204,855	51,782	386,647	60,101

	635,964	30,309	516,538	114,011	1,152,502	144,320
Short-term	5,773	1	—	—	5,773	1

Total temporarily impaired securities	$641,737	$30,310	$516,538	$114,011	$1,158,275	$144,321

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of December 31, 2012 and December 31, 2011 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. As of December 31, 2012 and December 31, 2011, management has not asserted an intent to sell any securities in an unrealized loss position. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of December 31, 2012, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at December 31, 2012, $192,190 of the total fair value and $43,934 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2011, $268,633 of the total fair value and $77,947 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. As described in Note 1, the Segregated Account commenced making interim cash payments in amounts equal to 25% of permitted Segregated Account policy claims in September 2012. As further described in Note 1, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan, including whether surplus notes will be issued with respect to amounts that are not paid on a current basis. Possible modifications to the Plan with respect to the form and timing of satisfying the remaining balance of unpaid claims could have a material effect on the recognition of other-than-temporary impairment for Ambac-wrapped securities.

Corporate Obligations

The gross unrealized losses on corporate obligations as of December 31, 2012 is primarily the result of an increase in credit spreads on life insurers. Of the $8,036 of unrealized losses on corporate obligations greater than 12 months, one security comprises $3,548 of the total. This security, which was purchased in multiple lots, is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 42-60 months. Another security comprises $3,363 of the total. This security, which is an issuance by a large diversified financial services company that has a credit support agreement from its AA-rated parent, has been in an unrealized loss position for 66 months. The unrealized losses on these securities are the result of general credit spread widening since the date of purchase. Given the investment grade ratings, management believes that timely receipt of all principal and interest is probable.

Residential mortgage-backed securities

The gross unrealized loss on mortgage-backed securities as of December 31, 2012 is primarily related to Alt-A residential mortgage-backed securities. Of the $15,236 of unrealized losses on mortgage-backed securities for greater than 12 months, $15,236 or 100%, is attributable to 16 individual Alt-A securities. These individual securities have been in an unrealized loss position for 19-60 months. All of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The declines in fair value relate to the effects of declining U.S. housing prices, the recession and weak economic conditions in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than at the time the securities were purchased. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities, considering the likelihood of a wide dispersion of possible outcomes to develop cash flow scenarios. Management has contracted consultants to model each of the securities in our portfolio. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. These assumptions are used to project various future cash flow scenarios for each security. The expected future cash flows used to assess impairment are derived by probability-weighting the various cash flow scenarios. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Other asset-backed securities

The gross unrealized losses on other asset-backed securities as of December 31, 2012 is the result of limited market demand for illiquid positions in the secondary market. Of the $46,503 of unrealized losses on other asset-backed securities greater than 12 months, one security comprises $29,838 of the total. This security, which is secured by lease payments on an IRS facility and is insured by Ambac Assurance, has been in an unrealized loss position for 60 months. The unrealized loss on this security is largely due to the illiquid nature of this structured transaction which does not trade in the secondary market. Management believes that the timely receipt of all principal and interest on this position as well as on other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the years ended December 31, 2012 and 2011:

	2012	2011
Gross realized gains on securities	$73,404	$21,590
Gross realized losses on securities	(1,128)	(5,679)
Foreign exchange gains	(175)	1,436

Net realized gains	$72,101	$17,347

Net other–than-temporary impairments (1)	$(5,990)	$(63,843)

(1)	Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

On March 24, 2010, OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been allocated to the Segregated Account were suspended in March 2010 and are no longer under the control of Ambac management. The form and timing of future financial guarantee payments will be determined by the Rehabilitator. As further described in Note 1, on September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. No decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Such changes in estimated claim payments on Ambac-wrapped securities contributed to net other-than-temporary impairments for the years ended December 31, 2012 and 2011. Further changes to estimated claim payments could result in additional other-than-temporary impairment charges in the future. Additionally, the years ended December 31, 2012 and 2011 included credit impairments on certain other non-agency RMBS securities. As of December 31, 2012, management has not asserted an intent to sell any securities in an unrealized loss position from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of December 31, 2012 and December 31, 2011:

	Credit Impairment
	2012	2011
Balance as of January 1	$201,317	$139,766
Additions for credit impairments recognized on:
Securities not previously impaired	824	57,446
Securities previously impaired	5,166	6,397
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(24,007)	(2,292)

Balance as of December 31	$183,300	$201,317

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

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at December 31, 2012 and December 31, 2011:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Repurchase Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
December 31, 2012:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$646,663	$375,412	$271,251
Cash and securities pledged from derivative counterparties	—	—	—

December 31, 2011:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$874,987	$564,036	$310,951
Cash and securities pledged from derivative counterparties	—	—	—

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Securities carried at $6,945 and $7,132 at December 31, 2012 and December 31, 2011, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Securities with fair value of $201,329 and $172,880 at December 31, 2012 and December 31, 2011, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a resecuritization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3, Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.

Guaranteed Securities:

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2012 and 2011, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating (1)
2012:
Ambac Assurance Corporation (2)	$66,270	$4,717	$1,344,289	$—	$1,415,276	B
National Public Finance Guarantee Corporation	686,702	77,212	—	—	763,914	AA-
Assured Guaranty Municipal Corporation	448,241	169,245	4,923	—	622,409	A
MBIA Insurance Corporation	—	19,733	2,143	—	21,876	BBB-
Financial Guarantee Insurance Corporation	17,599	—	4,182	—	21,781	A-
Assured Guaranty Corporation	—	—	14,743	—	14,743	D

Total	$1,218,812	$270,907	$1,370,280	$—	$2,859,999	BBB-

2011:
Ambac Assurance Corporation (2)	$59,881	$4,624	$1,131,411	$—	$1,195,916	B+
National Public Finance Guarantee Corporation	816,683	82,392	—	—	899,075	A+
Assured Guaranty Municipal Corporation	446,978	160,204	9,263	24,000	640,445	A
MBIA Insurance Corporation	—	19,082	3,769	—	22,851	BBB-
Financial Guarantee Insurance Corporation	17,350	—	7,724	—	25,074	BBB+
Assured Guaranty Corporation	—	—	38,424	—	38,424	CCC+

Total	$1,340,892	$266,302	$1,190,591	$24,000	$2,821,785	BBB

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
(2)	Includes securities insured by Ambac Assurance UK Limited.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Investment Income:

Net investment income was comprised of the following:

	2012	2011
Fixed income securities	$386,385	$355,522
Short-term investments	1,405	1,795
Loans	714	890

Total investment income	388,504	358,207
Investment expense	(5,602)	(3,411)

Net investment income	$382,902	$354,796

9.	DERIVATIVE INSTRUMENTS

The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheets as of December 31, 2012 and 2011. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists.

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
December 31, 2012
Derivatives held for trading
Credit derivatives	Derivative assets	$—	Derivative liabilities	$213,585
Interest rate swaps	Derivative assets	46,752	Derivative liabilities	390,774
	Derivative liabilities	151,365	Derivative assets	—
Currency swaps	Derivative assets	—	Derivative liabilities	—
Futures contracts	Derivative assets	1,253	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	220

Total derivatives held for trading		199,370		604,579

Call options on long-term debt	Derivative assets	—	Derivative liabilities	—

Total non-VIE derivatives		$199,370		$604,579

Variable Interest Entities
Currency swaps	VIE—Derivative liabilities	—	VIE—Derivative liabilities	90,466
Interest rate swaps	VIE—Derivative liabilities	—	VIE—Derivative liabilities	2,131,315

Total VIE derivatives		$—		$2,221,781

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

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $5,472 and $47,421 as of December 31, 2012 and December 31, 2011, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $0 and $0 as of December 31, 2012 and December 31, 2011.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Loss for the years ended December 31, 2012 and 2011:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income
		2012	2011
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$(9,219)	$48,032
Financial Services derivatives products:
Interest rate swaps	Derivative products	(111,396)	(259,941)
Currency swaps	Derivative products	807	30
Futures contracts	Derivative products	(14,864)	(20,496)
Other derivatives	Derivative products	449	(411)

Total Financial Services derivative products		(125,004)	(280,818)

Call options on long-term debt	Other income	100,710	6,055

Variable Interest Entities:
Credit derivatives	Income (loss) on variable interest entities	—	(4,511)
Currency swaps	Income (loss) on variable interest entities	(27,388)	15,382
Interest rate swaps	Income (loss) on variable interest entities	(107,341)	(841,768)

Total Variable Interest Entities		(134,729)	(830,897)

Total derivative contracts		($168,242)	($1,057,628)

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

In a small number of transactions, Ambac is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are four transactions, which are not “pay-as-you-go”, with a combined notional of approximately $88,540 and a net liability fair value of $130 as of December 31, 2012. These transactions are primarily in the form of CLOs written between 2002 and 2005. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at December 31, 2012, include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the net par outstanding for CDS contracts, by Ambac rating, for each major category as of December 31, 2012 and December 31, 2011:

December 31, 2012 Ambac Rating	CLO	Other	Total
AAA	$166,200	$512,283	$678,483
AA	4,676,362	1,278,756	5,955,118
A	1,313,205	2,370,988	3,684,193
BBB (1)	—	672,293	672,293
Below investment grade (2)	—	291,690	291,690

	$6,155,767	$5,126,010	$11,281,777

December 31, 2011 Ambac Rating	CLO	Other	Total
AAA	$297,741	$913,857	$1,211,598
AA	6,193,522	1,248,584	7,442,106
A	1,737,314	2,967,445	4,704,759
BBB (1)	—	518,142	518,142
Below investment grade (2)	—	290,007	290,007

	$8,228,577	$5,938,035	$14,166,612

(1)	BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles.
(2)	Below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

The tables below summarize information by major category as of December 31, 2012 and 2011:

	CLO	Other	Total
December 31, 2012
Number of CDS transactions	30	21	51
Remaining expected weighted-average life of obligations (in years)	2.2	5.2	3.6
Gross principal notional outstanding	$6,155,767	$5,126,010	$11,281,777
Net derivative liabilities at fair value	$(34,645)	$(178,940)	$(213,585)

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

The maximum potential amount of future payments under Ambac’s credit derivative contracts written on a “pay-as-you-go” basis is generally the gross principal notional outstanding amount included in the above table plus future interest payments payable by the derivative reference obligations. For contracts that are not written with pay-as-you-go terms, the maximum potential future payment is represented by the principal notional only. Since Ambac’s credit derivatives typically reference obligations of or assets held by SPEs that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 3, Special Purpose Entities, Including Variable Interest Entities.

Changes in fair value of Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income. Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group. As of December 31, 2012, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $67,219 and total notional principal outstanding of $291,690. As of December 31, 2011 there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $46,056 and a total notional principal outstanding of $290,007.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. The derivative portfolio also included an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom that was terminated in 2012. As of December 31, 2012 and December 31, 2011 the notional amounts of AFS’s trading derivative products are as follows:

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Notional December 31,
Type of derivative	2012	2011
Interest rate swaps—receive-fixed/pay-variable	$727,926	$1,370,995
Interest rate swaps—pay-fixed/receive-variable	1,657,382	3,798,305
Interest rate swaps—basis swaps	161,690	175,835
Currency swaps	—	13,559
Futures contracts	161,500	53,500
Other contracts	75,651	118,930

Derivatives of Consolidated Variable Interest Entities

Certain VIEs consolidated under ASC Topic 810 entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of December 31, 2012 and December 31, 2011 are as follows:

Type of VIE derivative	Notional
	December 31, 2012	December 31, 2011
Interest rate swaps—receive-fixed/pay-variable	$1,782,999	$1,702,113
Interest rate swaps—pay-fixed/receive-variable	4,707,454	4,535,626
Currency swaps	755,438	721,168
Credit derivatives	20,885	20,934

Call Option on Long-Term Debt

Ambac Assurance had certain contractual options to repurchase $500,000 of its surplus notes at a discount to their par value which were considered stand-alone derivatives. Surplus notes are classified under Long-term debt on the Consolidated Balance Sheets. These call options were exercised in June 2012. Gains from the change in fair value of the call options were recognized within Other income in the Consolidated Statements of Total Comprehensive Loss in the amount of $100,710 and $6,055 for the years ended December 31, 2012 and 2011, respectively.

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

As of December 31, 2012 and December 31, 2011, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $180,113 and $276,043, respectively, related to which Ambac had posted assets as collateral with a fair value of $271,251 and $310,951, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on December 31, 2012, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

10.	LOANS

Loans had been extended: (i) by VIEs which are consolidated by Ambac under ASC Topic 810 as a result of Ambac’s financial guarantees of the VIEs’ note liabilities and/or assets, and (ii) to certain institutions in connection with various transactions. Loans by consolidated VIEs are generally carried at fair value on the Consolidated Balance Sheets. See Note 3 for further information about VIEs for which the assets and liabilities are carried at fair value. VIE loans carried at cost had a principal balance of $209,807 and $202,696 at December 31, 2012 and 2011. Interest rates on these loans ranged from 5.33% to 5.42% at both December 31, 2012 and 2011. The loans outstanding at December 31, 2012 and 2011 have a stated maturity of 2047. Collectability of these loans is evaluated individually on an ongoing basis in connection with the surveillance of the related financial guarantee transactions. No loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2012 or 2011.

Other loans had a combined outstanding principal balance of $9,203 and $18,996 at December 31, 2012 and 2011, respectively. Interest rates on these loans ranged from 4.67% to 7.00% at December 31, 2012 and 3.01% to 7.00% at December 31, 2011. The range of maturity dates of these loans is December 2013 to June 2026 as of December 31, 2012 and 2011. Collectability of these loans is evaluated individually on an ongoing basis; no loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2012 or 2011.

11.	LONG-TERM DEBT

The carrying value of long-term debt was as follows:

	December 31, 2012	December 31, 2011
Ambac Assurance Corporation:
5.1% surplus notes, general account, due 2020	$139,476	$213,790
5.1% surplus notes, segregated account, due 2020	6,502	6,020
5.1% junior surplus notes, segregated account, due 2020	4,192	3,791

Ambac Assurance long-term debt	$150,170	$223,601

Variable Interest Entities:
Total long-term debt	$15,436,008	$14,288,540

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance Surplus Notes with a par amount of $1,210,821 and $2,000,000 at December 31, 2012 and 2011, respectively, are reported in long-term debt on the Consolidated Balance Sheet and have a scheduled maturity of June 7, 2020. These surplus notes were issued in connection with the Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, and were recorded at their fair value at the date of issuance. Since issuance, Ambac has accreted the discount into earnings using the effective interest method, based on an imputed interest rate of 53.9% at the date of issuance. All payments of principal and interest on the Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Ambac Assurance Surplus Notes, such interest will accrue and compound annually until paid. At the time of issuance, Ambac Assurance entered into call option agreements to repurchase, at significant discounts to par, surplus notes with an aggregate par amount of $939,179. Certain of these call options were free-standing derivatives for accounting purposes and were carried at fair value as assets on the Consolidated Balance Sheets. In June 2012, Ambac Assurance exercised certain of these options and repurchased surplus notes with total par value of $789,179 for an aggregate cash payment of $188,446 pursuant to such call option agreements. The acquisition of surplus notes pursuant to such call option agreements had been approved by OCI and by the Rehabilitator, whose approval was conditioned upon the approval by the Rehabilitation Court, which was granted on June 4, 2012. Ambac Assurance had sought approval from OCI and the Rehabilitator to repurchase an additional $150,000 of Ambac Assurance Surplus Notes pursuant to a third call option agreement entered into with respect to such surplus notes, but OCI and the Rehabilitator declined to approve the repurchase. The carrying value of extinguished surplus notes and accrued interest less the fair value of the free-standing derivatives were below the call option exercise prices and, accordingly, for the year ended December 31, 2012, Ambac recognized a realized loss of $177,745. The remaining options to acquire surplus notes have expired.

The Segregated Account Surplus Notes, with a par amount of $53,000 at December 31, 2012 and 2011, are reported in long-term debt on the Consolidated Balance Sheets, based on an imputed interest rate of 52.8% at the date of the issuance and have a scheduled maturity of June 7, 2020. All payments of principal and interest on the Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Surplus Notes, such interest will accrue and compound annually until paid.

The Segregated Account Junior Surplus Notes, with a par value of $36,082 at December 31, 2012 and 2011, are reported in long-term debt on the Consolidated Balance Sheet, based on an imputed interest rate of 58.3% at the date of the issuance and have a scheduled maturity of June 7, 2020. These junior surplus notes were issued in connection with a settlement agreement (the “OSS Settlement Agreement”) entered into among Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) with respect to the termination of Ambac’s office lease with OSS. The outstanding principal amount of one such note shall, according to its terms, be reduced based on (i) rents paid after the initial term of the lease entered into between OSS and Ambac Assurance as part of such settlement and (ii) the value of any distribution that OSS receives on account of its allowed claim in Ambac’s chapter 11 case, determined as set forth in the OSS Settlement Agreement. No payment of interest on or principal of the Segregated Account Junior Surplus Notes may be made until all existing and future indebtedness of the Segregated Account, including Segregated Account Surplus Notes, policy claims and claims having statutory priority have been paid in full. All payments of principal and interest on the Junior Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Junior Surplus Notes, such interest will accrue and compound annually until paid. OCI disapproved of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding Surplus Notes issued by Ambac and the Segregated Account on the first and second scheduled interest payment dates of June 7, 2011 and June 7, 2012, respectively.

The variable interest entity notes were issued by consolidated VIEs. Generally, Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on the variable interest notes. Consequently, Ambac has consolidated

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Ambac’s creditors do not have rights with regard to the assets of the VIEs. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $15,684,925 and $15,337,407 as of December 31, 2012 and December 31, 2011, respectively. The range of final maturity dates of the outstanding long-term debt associated with these VIEs is February 2013 to December 2047 as of December 31, 2012, and February 2012 to December 2047 as of December 31, 2011. As of December 31, 2012 and 2011, the interest rates on these VIEs’ long-term debt ranged from 0.39% to 12.63% and from 1.00% to 12.63%, respectively. At December 31, 2012 and 2011 VIE notes outstanding also included certificates with a par value of $14,588 and $35,600, respectively, issued through a secured borrowing transaction. Interest on the secured borrowing is payable monthly at an annual rate of 6.65%. The effective interest rate on the secured borrowing is 8.97%. Under the transaction, certain RMBS securities owned and guaranteed by Ambac Assurance were deposited into a bankruptcy remote trust to collateralize and fund repayment of the debt. These securities are included in Invested assets on the Consolidated Balance Sheets and had a current par outstanding of $266,848 and $329,129 as of December 31, 2012 and 2011, respectively, and a fair value of $201,329 and $172,880 as of December 31, 2012 and 2011, respectively. Interest and principal on the secured borrowing is payable from the first non-insurance proceeds from these pledged RMBS securities. Please refer to Note 3 for a detailed description of the VIEs. Final maturities of VIE long-term debt for each of the five years following December 31, 2012 are as follows: 2013—$660,050; 2014—$189,597; 2015—$576,268; 2016—$0; 2017—$0.

12.	OBLIGATIONS UNDER INVESTMENT AGREEMENTS

Obligations under investment agreements, including those structured in the form of repurchase agreements, are recorded on a settlement-date basis. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to the legal maturity date. Amounts included in the table below are based on the expected optional draw date. As of December 31, 2012 and 2011, the contractual interest rates for these agreements, which include both fixed and variable, ranged from 0.33% to 6.04% and from 0.40% to 6.11%, respectively. As of December 31, 2012 and 2011, the carrying value of obligations under investment and investment repurchase agreements, including unamortized discounts to principal, were $362,017 and $546,546, respectively.

Principal due under investment and investment repurchase agreements, based on the expected optional draw date, in each of the next five years ending December 31, and the periods thereafter, are as follows:

Principal Amount
2013	$5,926
2014	190,000
2015	44,343
2016	4,002
2017	117,833
All later years	—

$362,104

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

13.	INCOME TAXES

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

On February 24, 2012, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI, and the Rehabilitator submitted to the IRS and the Department of Justice a proposal (the “Offer Letter”) to settle the IRS dispute and related proceedings which includes the following terms: (i) a payment by Ambac Assurance and/or the Segregated Account of $100,000; (ii) a payment by Ambac of $1,900; (iii) the Ambac Consolidated Group will relinquish its claim to all loss carry-forwards resulting from losses on credit default swap contracts and arising on or before December 31, 2010 to the extent such loss carry-forwards exceed $3,400,000; and (iv) the IRS will be paid 12.5% and 17.5% of certain payments to Ambac by Ambac Assurance under the Amended TSA. Finality of the settlement will require the satisfaction of certain conditions and the approval of the United States and the Bankruptcy Court. On June 14, 2012, the Rehabilitation Court entered an order authorizing the Rehabilitator and the Segregated Account to proceed with the settlement. In December 2012 Ambac was informed that the Congressional Joint Committee on Taxation (the “Joint Committee”) completed its review of the terms of the settlement as set forth in the Offer Letter and that the Joint Committee has no objection to the offer and will issue a response of “no adverse criticism” subject to the satisfaction of certain conditions, including (a) execution of closing documentation acceptable to the United States, Ambac and the other parties to the settlement, and (b) execution of a supplemental Offer Letter relating to the timing of payments by Ambac and Ambac Assurance and/or the Segregated Account of the settlement consideration discussed above. There can be no assurance that the settlement will be finalized on the terms described above, if at all, or as to the timing of any such settlement. Nevertheless, this possible settlement has been provided for in accordance with ASC Topic 740, Income Taxes.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac’s provision for income taxes charged to income from continuing operations is comprised of the following:

	2012	2011
Current taxes	$1,263	$77,422
Deferred taxes	1,586	—

	$2,849	$77,422

The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Total income taxes charged to net income	$2,849	$77,422

Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities	18,448	58,597
Valuation Allowance to Equity	(18,448)	(58,597)
Other	—	—

Total charged to stockholders’ equity:	—	—

Total effect of income taxes	$2,849	$77,422

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The tax provisions in the accompanying Consolidated Statements of Total Comprehensive Loss reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2012	%	2011	%
Tax on income from continuing operations at statutory rate	($89,777)	35.0%	($659,032)	35.0%
Reductions in expected tax resulting from:
Tax-exempt interest	(17,795)	6.9%	(19,872)	1.1%
Valuation allowance	107,502	(41.9)%	685,787	(36.4)%
Net addition to (release of) tax reserves	—	—%	73,850	(3.9)%
Other, net	2,919	(1.1)%	(3,311)	0.2%

Tax expense on income from continuing operations	$2,849	(1.1)%	$77,422	(4.1)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax liabilities:
Variable interest entities	$22,015	$28,773
Deferred acquisition costs	57,262	65,238
Unearned premiums and credit fees	54,539	41,342
Other	17,251	22,481

Total deferred tax liabilities	151,067	157,834

Deferred tax assets:
Unrealized losses & impairments on investments	12,605	47,919
Net operating loss and capital carryforward	2,857,926	2,751,802
Loss reserves	522,502	514,150
Compensation	7,184	6,693
Other	5,687	6,672

Sub-total deferred tax assets	3,405,904	3,327,236
Valuation allowance	3,256,423	3,169,402

Total deferred tax assets	149,481	157,384

Net deferred tax liability	$(1,586)	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2012 and 2011 is as follows:

	2012	2011
Balance at January 1,	$96,900	$23,050
Increases related to prior year tax positions	—	73,850
Decreases related to prior year tax positions	—	—

Balance at December 31,	$96,900	$96,900

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Included in these balances at December 31, 2012 and 2011 are $96,900 and $96,900, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During 2012 and 2011, Ambac recognized interest of approximately $0 and $0, respectively. Ambac had approximately $0 and $0 for the payment of interest accrued at December 31, 2012 and 2011, respectively.

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of December 31, 2012, the company had a valuation allowance of $3,256,423.

As of December 31, 2012 Ambac has an ordinary U. S. federal net operating tax carryforward of approximately $7,287,114 which if not utilized will begin expiring in 2029 and will fully expire in 2034. As disclosed above, to settle the IRS Dispute Ambac has proposed to relinquish its claim to all net operating loss carry-forwards resulting from losses on credit default swap contracts arising on or before December 31, 2010 to the extent such net operating loss carry-forwards exceed $3,400,000. The exact amount of the loss carry-forward relinquishment will be determined upon the execution of a closing agreement.

14.	EMPLOYMENT BENEFIT PLANS

Postretirement Health Care and Other Benefits:

Ambac provides postretirement and postemployment benefits, including health and life benefits covering certain employees who meet certain age and service requirements. Effective August 1, 2005, new employees were not eligible for postretirement benefits. None of the plans are currently funded. Postretirement and postemployment benefits expense was $2,099 and $4,037 in 2012 and 2011, respectively. The unfunded accumulated postretirement benefit obligation was $17,485 as of December 31, 2012. The assumed health care cost trend rates range from 8.5% in 2012, decreasing ratably to 5% in 2020. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2012, by $3,476 and the 2012 benefit expense by $454. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2012 by $2,713 and the 2012 benefit expense by $345.

The following table sets forth projected benefit payments from Ambac’s postretirement plan:

Amount
2013	$495,000
2014	492,000
2015	565,000
2016	618,000
2017	637,000
All later years	3,591,000

$6,398,000

The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with similar duration to that of the benefit plans. The rate used for the projected plan benefit obligations at the measurement date for 2012 and 2011 (December 31) was 4.00% and 4.50%, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Savings Incentive Plan:

Substantially all employees of Ambac are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac makes employer matching contributions equal 100% of the employees’ contributions, up to 3% of such participants’ base compensation plus 50% of contributions to an additional 2% of base compensation, subject to limits set by the Internal Revenue Code. The total cost of the Savings Incentive Plan was $1,058 and $610 in 2012 and 2011, respectively.

Stock Compensation:

Employees of Ambac participated in Ambac Financial Group Inc.’s 1997 Equity Plan, which provides for the granting of stock options, stock appreciation rights, restricted stock units, performance units and other awards that are valued or determined by reference to its common stock. No stock grants were made in 2012 or 2011.

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

A summary of option activity for the period ending December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	1,139,429	$45.15
Granted	—	na.
Exercised	—	na.
Forfeited or expired	(536,654)	$49.63

Outstanding at end of year	602,775	$41.17	$0	1.46

Exercisable	602,775	$41.17	$0	1.46

As of December 31, 2012, there was $0 of total unrecognized compensation costs related to unvested stock options granted. Gross stock option expense for 2012 and 2011 was $0 and ($12,576), respectively. The net income effect from stock options for 2012 and 2011 was $0 and ($11,297), respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

RSUs and Restricted Stock:

RSUs were granted to all eligible employees and directors based upon the performance of Ambac, the performance of the employee’s department and the performance of the employee. RSUs do not have a vesting period in excess of four years. Typically, RSU agreements provide that vesting is accelerated in certain circumstances, such as retirement, permanent disability or death.

As of December 31, 2012, 104,389 RSUs remained outstanding, of which (i) 70,530 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 33,859 units did not require future service. Gross RSU expense for 2012 and 2011 was $0 and ($2,988), respectively. The net income effect from RSUs for 2012 and 2011 was $0 and ($1,163), respectively.

A summary of RSU activity for 2012 is as follows:

	2012
	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	113,739	$23.96
Granted	0	$0
Delivered	(9,350)	$52.16
Forfeited	0	$0

Outstanding at end of year	104,389	$21.43

As of December 31, 2012, there was $0 of total unrecognized compensation costs related to unvested RSUs granted. The fair value for RSUs vested during 2012 and 2011 was $0 and $93, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

15.	COMMITMENTS AND CONTINGENCIES

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

Ambac is responsible for leases on the rental of office space. The lease agreements, the initial terms of which expire periodically through December 2015, contain provisions for scheduled periodic rent increases and are accounted for as operating leases. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

Amount
2013	$5,215
2014	5,188
2015	5,142
2016	—
2017	—
All later years	—

$15,545

Rent expense for the aforementioned leases amounted to $5,252 and $6,980 for the years ended December 31, 2012 and 2011, respectively.

The Segregated Account and Wisconsin Rehabilitation Proceeding

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

On November 10, 2011, the Rehabilitation Court issued an order authorizing the Commissioner, as Rehabilitator, and the Segregated Account to proceed in accordance with the terms and conditions of the Mediation Agreement and its related agreements and to carry out all transactions necessary to effectuate those agreements. Notices of appeal from this order were filed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (Freddie Mac) and a group describing itself as the “RMBS Policyholders,” which claims to own or manage funds that own residential mortgage-backed securities insured by Ambac Assurance. On March 1, 2013, the Wisconsin Court of Appeals entered an order dismissing this appeal for lack of standing.

On June 4, 2012, the Rehabilitation Court issued an order authorizing the Rehabilitator and the Segregated Account to make interim cash payments on permitted policy claims. Also, on June 4, 2012, the Rehabilitation Court issued an order approving Ambac Assurance’s purchase of $789,179 of principal amount of surplus notes at a price of $188,446 pursuant to the exercise of call options that were issued as part of the 2010 Bank Group Settlement (“Surplus Notes Order”). Fannie Mae objected to the Motion to Approve the Purchase of the Surplus Notes and filed both a Petition for Leave to Appeal the

Surplus Notes Order and a Notice of Appeal. On March 7, 2013, the Wisconsin Court of Appeals denied Fannie Mae’s Petition for Leave to Appeal and extended Fannie Mae’s time to respond to the Commissioner’s pending motion to dismiss Fannie Mae’s appeal for lack of jurisdiction and lack of standing to March 25, 2013.

On August 17, 2012, the Rehabilitator filed two motions with the Rehabilitation Court relating to policies allocated to the Segregated Account and issued in connection with residential mortgage-backed securities (“RMBS”). The first motion (the “Injunction Scope Motion”) sought to confirm the scope of the relief issued by the Rehabilitation Court under its March 24, 2010 Order for Temporary Injunctive Relief, as supplemented by its November 8, 2010 Order for Temporary Supplemental Injunctive Relief and made permanent by its January 24, 2011 Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation (the “Injunction”). On September 12, 2012, the Rehabilitation Court approved by order the Injunction Scope Motion, confirming that one of the effects of the Injunction is, among other things, to prevent Ambac Assurance and the Segregated Account from losing any rights to obtain relief for counterparties’ breaches of the transaction documents relating to RMBS and to prohibit counterparties to such transaction documents from taking any actions to prevent or attempt to prevent Ambac Assurance and/or the Segregated Account from exercising or enforcing any rights (including the right to demand repurchases of certain non-compliant loans), interests and/or claims pursuant to these transaction documents due to the existence of the rehabilitation proceedings and/or the occurrence of any acts taken or not taken or authorized to be taken pursuant thereto. The second motion (the “RMBS Settlement Motion”) sought the Rehabilitation Court’s approval of the process that the Rehabilitator intends to use in connection with possible settlements of existing and potential claims and lawsuits of the Segregated Account and/or Ambac Assurance in connection with Segregated Account policies relating to RMBS (“RMBS Remediation Claims”). On October 5, 2012, the Rehabilitation Court approved by order the RMBS Settlement Motion, confirming, among other things, that the Rehabilitator and the Segregated Account are authorized to enter into and effectuate settlements of RMBS Remediation Claims without requiring Rehabilitation Court prior approval, in accordance with the Rehabilitator’s broad powers and discretion under Wisconsin insurance statutes. The time to appeal the Court’s September 12th and October 5th orders has expired and no appeals have been taken.

Tax Treatment of Ambac Assurance’s CDS Portfolio

Ambac Assurance’s portfolio of credit default swaps (“CDS”) experienced significant losses. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of CDS is an unsettled area of the tax law. In 2010, the IRS opened an examination into certain issues related to Ambac Assurance’s tax accounting methods with respect to such CDS contracts and Ambac Assurance’s related characterization of such losses as ordinary losses. As discussed above, Ambac Assurance believes these contracts are properly characterized as notional principal contracts. However, on May 4, 2011, as a result of its examination, the IRS issued to Ambac Notices of Proposed Adjustment asserting that these contracts should be characterized as capital assets or as generating capital losses. On June 3, 2011, Ambac notified the IRS that it disagreed with the proposed adjustments. On May 4, 2011 the IRS filed a proof of claim in the Bankruptcy Court in the amount of $807,244 relating to the tax treatment of the CDS contracts (the “IRS Claim”). Ambac filed its opposition to the proof of claim on June 14, 2011. If the IRS is successful in its claim, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes up to an estimated amount of $807,244.

On November 9, 2010, Ambac commenced an adversary proceeding and filed and served a complaint against the IRS for a declaratory judgment relating to the tax refunds which resulted from the losses on the CDS portfolio. On the same date, Ambac and the IRS agreed to a stipulation on the record that provides that the IRS would give notice at least 5 business days prior to taking any action against Ambac’s non-debtor subsidiaries in the consolidated tax group that would violate the injunction entered by the Rehabilitation Court, whether or not such injunction is in effect. The stipulation permits the status quo to be maintained from November 9, 2010 until a hearing on the preliminary injunction under Bankruptcy Code section 105(a) barring assessment and collection of the 2003 through 2008 tax refunds by the IRS against Ambac’s non-debtor subsidiaries in the consolidated tax group.

On January 14, 2011, the IRS filed its answer and opposition to Ambac’s motion for Temporary Restraining Order and Preliminary Injunction. As of this date, no hearing on such motion has been scheduled. On January 13, 2011, the IRS filed a motion in the United States District Court for the Southern District of New York (“USDC SDNY”) to withdraw the adversary proceeding from the Bankruptcy Court to the USDC SDNY. Ambac has opposed such motion and no hearing on the motion has been scheduled. On February 1, 2011, Ambac filed a motion with the Bankruptcy Court for Pretrial Conference and for Authorization to Implement Alternative Dispute Resolution Procedures. The Bankruptcy Court on March 2, 2011 ordered the process of non-binding mediation to begin on or about May 1, 2011. Mediation was held over the course of several months. The Bankruptcy Court also approved a scheduling order that, pursuant to further stipulation of the parties, required all discovery in the adversary proceeding to be completed by November 2, 2011, dispositive motions to be filed by November 4,

2011, and trial to be scheduled, thereafter, pursuant to further order of the Court. On October 12, 2011, Ambac filed a motion for an order (a) determining that the IRS Claim shall be estimated pursuant to Bankruptcy Code section 502(c), and (b) setting procedures and a hearing date for such estimation including the determination pursuant to Bankruptcy Code section 505(a) of, among other things, (i) the appropriate method to account for Ambac’s losses on its post-2004 CDS contracts and (ii) whether (A) an ownership change, within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), with respect to Ambac Assurance, or (B) any event that results in neither Ambac Assurance nor any entity that succeeds to the tax attributes of Ambac Assurance being characterized as an includible corporation with the affiliated group of corporations of which Ambac (or any successor thereto) is the common parent, within the meaning of the Tax Code, occurred during the 2010 taxable year as a result of the transactions consummated pursuant to the Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, or for any other reason [Docket No. 362] (the “IRS Claim Estimation Motion”). The IRS Claim Estimation Motion was scheduled for hearing on December 13, 2011, but was adjourned pending settlement discussions with the United States.

The IRS has also sought to assert legal rights against Ambac Assurance, as joint and several obligor in respect of any assessment for federal income taxes against the consolidated tax group. On December 8, 2010, the IRS removed the Segregated Account Rehabilitation Proceedings to the United States District Court for the Western District of Wisconsin (the “District Court”). On December 17, 2010, the IRS filed a motion in the District Court to dissolve a supplemental injunction (the “Supplemental Injunction”) that had been entered by the Rehabilitation Court on November 8, 2010 to prevent certain actions by the IRS that could have an adverse effect on the financial condition of the Segregated Account. The Wisconsin Insurance Commissioner moved to remand the proceeding back to the Rehabilitation Court, and on January 14, 2011, that motion was granted by the District Court, which found that it lacked subject matter jurisdiction. The IRS has appealed this decision to the United States Court of Appeals for the Seventh Circuit. On February 9, 2011, the IRS filed a complaint and a motion for a preliminary injunction in the District Court seeking, among other things, to enjoin enforcement against the IRS of the Supplemental Injunction and the Confirmation Order. The District Court dismissed the suit for lack of subject matter jurisdiction on February 18, 2011, and the IRS filed a notice of appeal on February 22, 2011. On August 22, 2011 the Seventh Circuit granted a motion by the IRS to consolidate the two appeals. Briefing on the consolidated appeals concluded on January 24, 2012, but oral argument has not been scheduled. The parties have jointly asked the Seventh Circuit not to schedule oral argument in light of the written settlement offer submitted to the IRS and the Department of Justice, Tax Division, which is described below.

On February 24, 2012, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI, and the Rehabilitator submitted to the IRS and the Department of Justice, Tax Division a proposal (the “Offer Letter”) to settle the IRS Dispute and related proceedings which includes the following terms: (i) a payment by Ambac Assurance and/or the Segregated Account of $100,000; (ii) a payment by Ambac of $1,900; (iii) the Ambac Consolidated Group will relinquish its claim to all loss carry-forwards resulting from losses on credit default swap contracts and arising on or before December 31, 2010 to the extent such loss carry-forwards exceed $3,400,000; and (iv) the IRS will be paid 12.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier C and the IRS will be paid 17.5% of any payment to Ambac by Ambac Assurance associated with NOL Usage Tier D (the “IRS Settlement”). Finality of the settlement will require the satisfaction of certain conditions and the approval of the United States, the Bankruptcy Court and the Rehabilitation Court. On June 14, 2012, the Rehabilitation Court entered an order authorizing the Rehabilitator and the Segregated Account to proceed with the IRS Settlement. In December 2012 Ambac was informed that the Congressional Joint Committee on Taxation (the “Joint Committee”) completed its review of the terms of the IRS Settlement as set forth in the Offer Letter and that the Joint Committee has no objection to the Offer and will issue a response of “no adverse criticism” subject to the satisfaction of certain conditions, including (a) execution of closing documentation acceptable to the United States, Ambac and the other parties to the IRS Settlement, and (b) execution of a supplemental Offer Letter relating to the timing of payments by Ambac and Ambac Assurance and/or the Segregated Account of the settlement consideration discussed above. Consummation of the IRS Settlement also requires the approval of the Bankruptcy Court. If the IRS Settlement is approved by the Bankruptcy Court and following execution of the closing documentation and payment of the settlement consideration by Ambac and Ambac Assurance and/or the Segregated Account, the IRS and Ambac shall dismiss with prejudice the adversary proceeding pending in Bankruptcy Court and the motion to withdraw the reference, presently pending before the United States District Court for the Southern District of New York. There can be no assurance that the IRS Settlement will be finalized on the terms described above, if at all, or as to the timing of any such settlement.

As a result of the progress made toward a settlement framework, remaining discovery in the case was put on hold pending the parties’ further reports to the Bankruptcy Court.

Pursuant to the terms of the Offer Letter, on April 24, 2012 Ambac submitted to the IRS a private letter ruling (“PLR”) request seeking, in part, a favorable ruling with respect to the application of sections 382 and 269 of the Internal Revenue Code to Ambac’s Reorganization Plan. The IRS Settlement is conditioned on the IRS issuing a favorable ruling on the PLR request. On October 25, 2012, the IRS issued such a ruling to Ambac. The IRS ruling concludes that, although Ambac will experience an “ownership change” for purposes of section 382 of the Internal Revenue Code under the Reorganization Plan, the ownership change will not subject the Ambac group’s NOLs to the limitation of section 382(a) of the Internal Revenue Code and such NOLs will be computed in accordance with sections 382(l)(5)(B) and (C) of the Internal Revenue Code. The IRS ruling also concludes that, so long as Ambac Assurance remains a member of the Ambac consolidated tax group and continues its activities in the financial guarantee and financial products services business, the Ambac group will be considered to conduct a significant active trade or business for purposes of the applicable provisions of section 269 of the Internal Revenue Code.

Litigation Filed Against Ambac

All conditions to the effectiveness of the settlement and/or release of the claims in the following litigations have been met, all of the following litigations have been dismissed, the time for any appeals has expired and the settlement and/or release of the claims in the following litigations are now final and effective:

•

In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411, consisting of five class actions filed in the United States District Court for the Southern District of New York that were consolidated or designated as related;

•	Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., Case No. 08 CV 11241, filed on December 24, 2008, in the United States District Court for the Southern District of New York;

•

In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854, consisting of three derivative actions filed in the United States District Court for the Southern District of New York that were consolidated;

•

In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521, consisting of two derivative actions filed in the Delaware Court of Chancery that were consolidated; and

•

In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E, consisting of two derivative actions filed in the Supreme Court of the State of New York, New York County, that were consolidated.

Karthikeyan V. Veera v. Ambac Financial Group, Inc., et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010, and amended on September 7, 2010). Plaintiff, a former employee and participant in Ambac’s Savings Incentive Plan (the “Plan”), asserted violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and named as defendants the Plan Administrative Committee, the Plan Investment Committee, the Compensation Committee of the Board of Directors of Ambac, and a number of current and former officers and directors of Ambac. This action was purportedly brought on behalf of all persons, excluding defendants and their immediate families, who were participants in the Plan from October 1, 2006 through July 2, 2008 and whose Plan accounts included an investment in Ambac stock. The complaint alleged, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding Ambac’s financial condition. This ERISA action sought, among other things, compensatory damages, a constructive trust for amounts by which the fiduciaries allegedly benefited as a result of their breaches, and attorneys’ fees. On June 8, 2012, Plaintiff informed the court that the parties had agreed to a proposed settlement of the action. On July 11, 2012, the parties filed the settlement agreement and an unopposed motion for preliminary approval of the settlement with the court, and at the Court’s request, on August 2, 2012, submitted a revised preliminary approval order and notice to the Court. The Court granted the motion for preliminary approval of the settlement. On September 14, 2012, Plaintiff filed motions to approve the settlement, settlement class certification and plan of allocation and for an award of attorney fees, expense reimbursement, and case contribution. A fairness hearing was held on November 14, 2012, and the next day, the court issued a final order granting approval of the settlement. The time to appeal the court’s November 15, 2012 judgment has expired.

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011) (“Olympic Club Complaint”). The Contra Costa Complaint is brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in

the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements and failed to disclose the extent of the insurers’ respective exposures to mortgage-backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion was held on March 23, 2012. On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. The parties submitted briefs to the court to determine whether the conspiracy branch of the complaint can proceed given the requirement of the Anti-SLAPP statute that plaintiff show a probability of success on the merits.

NPS LLC v. Ambac Assurance Corporation (United States District Court, District of Massachusetts, filed on July 8, 2008). This action was brought by NPS LLC (“NPS”), the owner of Gillette Stadium, the home stadium of the New England Patriots, with respect to the termination of a financial guarantee insurance policy issued by Ambac Assurance relating to auction rate bonds issued by NPS in 2006. Due to well-documented disruption of the auction rate securities market, the interest rate on the bonds floated to high levels and NPS therefore refinanced the bonds in a fixed rate financing without Ambac Assurance’s involvement. Pursuant to the insurance agreement between NPS and Ambac Assurance, NPS is obligated to pay a “make whole” premium to Ambac Assurance equal to the present value of the installment premiums that Ambac Assurance would have earned through 2017 if the bonds had not been redeemed (approximately $2,700). NPS alleged that it is not liable to pay the “make whole” premium because Ambac Assurance misrepresented its financial condition at the time the bonds were issued and that the alleged misrepresentations induced NPS to enter into the insurance agreement, thereby causing NPS to incur additional interest costs in connection with the bonds. NPS also alleged that Ambac Assurance was liable to NPS for the additional interest costs incurred by NPS which resulted from the disruption of the auction rate securities market. On February 25, 2010, the court granted Ambac Assurance’s motion for summary judgment as to all of NPS’s claims and Ambac Assurance’s counterclaim for the “make whole” premium and interest and costs. The parties are awaiting a determination by the court of the amount of Ambac Assurance’s legal fees that NPS will be required to pay. NPS has stated that it intends to appeal the grant of summary judgment in favor of Ambac Assurance.

City of Phoenix v. Ambac Assurance Corporation et al. (United States District Court, District of Arizona, filed on or about March 11, 2010). This action is brought by the City of Phoenix against Ambac Assurance and other financial guarantee insurance companies. The complaint alleges that the defendants sought to perpetuate the Rating Agencies’ “dual rating system”, and that the perpetuation of the “dual rating system” enabled the defendants to unfairly discriminate against the City of Phoenix in the pricing of bond insurance premiums. Fact discovery has been completed, and expert reports have been exchanged.

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

Broadbill Partners LP et al. v. Ambac Assurance Corporation (Supreme Court of the State of New York, County of New York, filed November 8, 2012). Plaintiffs, alleged owners of Ambac Assurance preferred stock, commenced litigation against Ambac Assurance asserting claims for breach of contract, unjust enrichment, constructive trust, resulting trust and rescission related to Ambac Assurance’s exercise in or about December 2008 of rights under put option agreements with certain trusts. Plaintiffs allege that as a result of the improper exercise of such rights, Ambac Assurance received approximately $800,000 in trust assets from the trusts in exchange for nearly worthless shares of Ambac Assurance preferred stock, which were thereafter delivered to the holders of the securities issued by the trusts. Plaintiffs seek damages, the imposition of a constructive trust, rescission and attorney’s fees. Ambac Assurance filed a motion to dismiss on January 15, 2013. The court has not yet decided the motion.

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

It is not reasonably possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for certain litigation against Ambac which are probable and reasonably estimable, and management’s estimated range of loss for such matters, are not material to the operating results or financial position of the Company. For the remaining litigation matters Ambac is defending that do not meet the “probable and reasonably estimable” accrual threshold and where no loss estimates have been provided above, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims filed against it in these lawsuits and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.

Litigation Filed by Ambac

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

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). Ambac Assurance commenced this action to recover $4,524 from the defendant on account of Ambac Assurance’s payment under a swap termination surety bond. The defendant counterclaimed (as amended on June 12, 2010), alleging breach of contract, breach of the covenant of good faith and fair dealing, violations of California insurance statutes, fraud and promissory estoppel. Defendant claims that, in connection with defendant’s purchase of a bond insurance policy with respect to its variable rate bond issue in September 2005, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting risky structured obligations that ultimately led to the loss of the “AAA” ratings. On November 14, 2011, the court dismissed the defendant’s amended counterclaim in its entirety upon the motion of Ambac Assurance, and discovery commenced in December 2011. Both parties moved for summary judgment at the conclusion of discovery. On January 11, 2013 the court granted Ambac Assurance’s motion for summary judgment and denied defendant’s motion. At a March 13, 2013 conference, the court requested that the parties prepare submissions regarding the amount of damages and fees Ambac Assurance is entitled to recover.

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed the following lawsuits:

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

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012 and amended on August 14, 2012). Ambac Assurance alleges claims for fraudulent inducement and breaches of contract against EMC and J.P. Morgan Securities Inc., as well as claims against JP Morgan Chase Bank, N.A. as EMC’s successor in interest, arising from the defendants’ misrepresentations and breaches of contractual warranties regarding certain transactions that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendants (described above). Defendants filed a motion to dismiss the amended complaint on September 28, 2012, which Ambac Assurance opposed on October 26, 2012. The motion was briefed on November 30, 2012 and oral argument was held on February 21, 2013. The court has not yet decided the motion.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, filed April 16, 2012). Ambac Assurance alleges breach of contract, fraudulent inducement, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. Defendants filed a motion to dismiss on July 13, 2012, which Ambac opposed on September 21, 2012. The motion was fully briefed on October 26, 2012. The court has not yet decided the motion.

•

Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York, filed on January 12, 2010). Ambac Assurance alleged breach of contract, fraudulent inducement, breach of implied duty of good faith and fair dealing, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. On March 1, 2013, the parties filed a stipulation discontinuing the litigation with prejudice.

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

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Capital One, N.A., as successor by merger to Chevy Chase Bank, F.S.B. (United States District Court for the Southern District of New York, filed on October 24, 2012). Ambac Assurance alleges claims for breach of contract, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. Defendants filed a motion to dismiss on February 6, 2013, which Ambac Assurance opposed in a brief filed on February 20, 2013. The motion was fully briefed and filed on March 5, 2013. The court held oral argument on March 7, 2013 and has not yet decided the motion.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

16.	SEGMENT INFORMATION

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Information provided below for “Corporate and Other” primarily relates to corporate activities, including interest income on the investment portfolio. Corporate and Other intersegment revenue relates to receipts under the Mediation Agreement between Ambac Financial Group and Ambac Assurance. The following table is a summary of financial information by reportable segment as of and for the years ended December 31, 2012 and 2011:

	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2012:
Revenues:
Unaffiliated customers	$758,331	($72,977)	$335	$—	$685,689
Intersegment	5,189	(4,992)	645	(842)	—

Total revenues	$763,520	($77,969)	$980	($842)	$685,689

Pre-tax loss from continuing operations:
Unaffiliated customers	($166,761)	($83,015)	($6,729)	$—	($256,505)
Intersegment	580	(5,775)	(5,195)	—	—

Pre-tax loss from continuing operations	($166,181)	($88,790)	($1,534)	$—	($256,505)

Total assets	$26,519,480	$455,427	$32,257	$—	$27,007,164

2011:
Revenues:
Unaffiliated customers	$546,525	($251,044)	$283	$—	$295,764
Intersegment	26,481	(26,205)	7,386	(7,662)	—

Total revenues	$573,006	($277,249)	$7,669	($7,662)	$295,764

Pre-tax loss from continuing operations:
Unaffiliated customers	($1,558,768)	($269,580)	($54,601)	$—	($1,882,949)
Intersegment	13,041	(23,397)	10,356	—	—

Pre-tax loss from continuing operations	($1,545,727)	($292,977)	($44,245)	$—	($1,882,949)

Total assets	$25,935,817	$1,133,438	$44,440	$—	$27,113,695

Included in the table above are revenues from unaffiliated customers in 2012 relating to net investment income of $365,912 for Financial Guarantee, $16,769 for Financial Services and $221 for Corporate and Other, compared to 2011 with $326,157, $28,346 and $293 for Financial Guarantee, Financial Services and Corporate and Other, respectively. Included in the line item pre-tax loss from continuing operations—unaffiliated customers for 2012 is interest expense, of which $105,973 is for Financial Guarantee, $6,347 for Financial Services and $0 for Corporate and Other, compared to 2011 with $119,997, $8,095 and $0 for Financial Guarantee, Financial Services and Corporate and Other, respectively. Interest expense for Financial Guarantee relates to the interest accrued on surplus notes and interest from a secured borrowing on a variable interest entity, and Financial Services relates to the interest on investment agreements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment, by location of risk for the years ended December 31, 2012 and 2011:

	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives
2012
United States	($260,517)	$315,367	$(8,496)
United Kingdom	10,785	73,955	(5,709)
Other international	(27,776)	25,282	4,986

Total	($277,508)	$414,604	$(9,219)

2011
United States	($382,347)	$320,149	$34,174
United Kingdom	198,047	52,770	1,120
Other international	5,347	33,051	12,738

Total	($178,953)	$405,970	$48,032

17.	SUBSEQUENT EVENT

During 2002 and 2003 Ambac recognized investment realized losses of approximately $150,000 relating to its $174,500 investment in asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. In connection with a full and final settlement of a lawsuit brought by NCFE bondholders against Credit Suisse Securities LLC, a subsidiary of Ambac Assurance expects to receive cash recoveries of approximately $40,000 in April 2013. This recovery will be recognized within net income in 2013.

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

Disclosure controls and procedures are the controls and other procedures of Ambac that are designed to ensure that information required to be disclosed by Ambac (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Ambac’s management, including its Chief Executive Officer and Chief Financial officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, and as a result of the effective remediation of a previously disclosed material weakness in internal controls (as more fully described below), Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in Ambac’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac’s fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.

(b)	Management’s Report on Internal Control Over Financial Reporting. Management of Ambac is responsible for establishing and maintaining adequate internal control over financial reporting. Ambac’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by Ambac’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Ambac’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Ambac’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of Ambac; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of Ambac; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Ambac’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2012, management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and has concluded that Ambac’s internal control over financial reporting was effective.

Item 9A.	Controls and Procedures.

(c)	Remediation of Prior Material Weakness in Internal Control Over Financial Reporting. A deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the evaluation of disclosure controls and procedures as of December 31, 2010 and 2011, a material weakness in internal control over financial reporting relating to the accuracy of inputs to a non-RMBS loss reserve model was identified and reported at that time. Management has been actively engaged in the implementation of remediation efforts to address that material weakness, and beginning June 30, 2012 concluded that the previously disclosed material weakness had been effectively remediated. Remediation efforts involved enhancing loss reserve model governance policies and procedures, which included but was not limited to strengthening controls over the review of model input and output.

Item 9B.	Other Information.

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Board of Directors

The Board of Directors of Ambac (the “Board”) oversee the business of Ambac and monitor the performance of management. In accordance with corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed by discussing matters with the Chief Executive Officer, other key executives and our principal external advisors (legal counsel, independent auditors, investment bankers and other consultants), by reading the reports and other materials that they request or that management sends them regularly and by participating in Board and committee meetings.

In light of our current financial condition, the Board meets as often as is necessary. The Board met seven times during 2012. All directors attended at least 75% of the Board meetings and the meetings of the committees of which they were members.

Each of our directors, except for Messrs. DeRosa and Wallis and Ms. Considine, also serves as a director of Ambac Assurance. The Ambac Assurance Board of Directors met nine times during 2012.

Set forth below are biographies of Ambac’s directors as of March 20, 2013:

Diana N. Adams Age 50 Director since 2011	President and Chief Executive Officer of Ambac and Ambac Assurance since July 2011. From August 2010 until June 2011, Ms. Adams served as the Chief Administrative Officer for Ambac, with executive responsibility for Ambac’s human resources, technology and corporate administration departments. In addition, from June 2008 to June 2011, Ms. Adams served as a Senior Managing Director with executive responsibility for Ambac’s International business and for the Structured Finance business which she wound down in 2009 and she was also responsible for overseeing human resources and administration from May 2009 to June 2010. Ms. Adams served as a director of Ambac Assurance UK Limited, Ambac’s international financial guarantee subsidiary, from September 2008 to December 2008 and thereafter was Chairman of the Board through August 2010. Prior to that, Ms. Adams had been Managing Director of Emerging Markets, Structured Insurance and Student Loans. Ms. Adams joined Ambac in 2000 as the head of Emerging Markets following the winding down of the international joint venture between Ambac and MBIA, where she had worked. From 1993-1999, Ms. Adams worked at JP Morgan first in the Capital Markets division and then in the Structured Products division. From 1990-1993 Ms. Adams worked for Mitsubishi Bank in Leveraged and Acquisition Finance. From 1988-1990 Ms. Adams worked at Merrill Lynch in the Investment Banking division.

Michael A. Callen Age 72 Director since 1991

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

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Jill M. Considine Age 68 Director since 2000

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

Paul R. DeRosa Age 71 Director since 2008	Principal, Mt. Lucas Management Corporation (hedge fund management) since 1996. From March 1989 to July 1995, Mr. DeRosa served as a co-founder of Eastbridge Capital Inc., a bond trading company and primary dealer in United Treasury bonds, where he acted as a Managing Director. He became the CEO in 1995 and served in that capacity until he left for Mt. Lucas in 1996. Prior to his service with Eastbridge, Mr. DeRosa worked for Citibank N.A., where he was responsible for developing Citibank’s business in financial derivatives and acted as the head of the bank’s proprietary bond trading in the early 1980s. Mr. DeRosa has also served as a research economist at the Federal Reserve Bank of New York.

Item 10.	Directors, Executive Officers and Corporate Governance.

Mr. DeRosa has extensive knowledge of the derivatives and bond markets, in which he has had an active career over the past 40 years, including being the founder of a bond trading company and a hedge fund. He is invaluable to our Board’s discussions regarding management of our investment portfolio and insured bond portfolios.

Philip N. Duff Age 55 Director since 2007

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

Thomas C. Theobald Age 75 Director since 2004	Senior Advisor for Chicago Growth Partners (formerly known as William Blair Capital Partners) and former Chairman and Chief Executive Officer of Continental Bank Corp. Mr. Theobald joined William Blair Capital Partners in 1994 following his role as Chairman and CEO of Continental Bank, where he had served since 1987 until its sale to Bank of America (formerly known as BankAmerica) in 1994. Prior to 1987, Mr. Theobald worked at Citicorp/Citibank for over 25 years in various capacities in the domestic and international sectors, including serving as Vice Chairman from 1982 to 1987. Mr. Theobald also serves as a director for Jones Lang LaSalle Incorporated. Mr. Theobald’s experience as Chairman and CEO of Continental Bank, where he rebuilt a bankrupt company and sold it to Bank of America, along with his 45 plus years of experience in the financial services industry, provides the Board with expertise in credit, risk management and capital markets areas.

Laura S. Unger Age 52 Director since 2002	Private Consultant and Former SEC Commissioner. Ms. Unger currently serves as a Special Advisor to Promontory Financial Group, Inc., advising clients on a range of securities, legal, regulatory and policy matters. She has also served as the Independent Consultant to JPMorgan for the global analyst conflict settlement from 2003 to 2009. In July 2002, Ms. Unger joined CNBC and served as CNBC’s Regulatory Expert until July 2003. From February 2001 until August 2001, Ms. Unger served as Acting Chairman of the SEC. From November 1997 to February 2002, Ms. Unger served as a SEC

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Henry D. G. Wallace Age 67 Director since 2004

Former Group Vice President and Chief Financial Officer of Ford Motor Company. Mr. Wallace was Group Vice President and Chief Financial Officer of Ford Motor Company from January 1999 until he retired in December 2001. In 1998, he served as Vice President of Strategic Planning and CFO for Ford’s European Operations. From 1996-1997, he served as President and CEO of Mazda Motor Corporation. Mr. Wallace is the non-executive Chairman of Lear Corporation, and Executive Chairman of Diebold Inc. and was formerly a Director of Hayes Lemmerz International, Inc.

Mr. Wallace’s experience as a Chief Financial Officer of Ford Motor Company, as well as President and Chief Executive Officer of Mazda Motor Corporation, provides the Board with a global perspective along with financial expertise.

David W. Wallis Age 52 Director since 2008

Mr. Wallis was a partner and Chief Investment Officer of Holistic Solutions at Massif Partners up until July 2012. Mr. Wallis was responsible for the development of Massif Partners’ holistic business which focused upon asset, liability and risk management especially in connection with long term liabilities. Prior to joining Massif Partners, Mr. Wallis was President and Chief Executive Officer of Ambac and Ambac Assurance from October 2008 to July 6, 2011. From February 2008 until October 2008, Mr. Wallis served as the Chief Risk Officer of Ambac and Ambac Assurance and had executive responsibility for Credit Risk Management, Capital and Risk Analysis, Risk Transfer and Portfolio Risk Management. From July 2005 to January 2008, Mr. Wallis served as a Senior Managing Director and Head of Portfolio and Market Risk Management. In 2003, he transferred to Ambac’s New York headquarters as a Managing Director within the Credit Risk Management team. He joined Ambac’s London Office in 1996 as a First Vice President. Mr. Wallis is currently a member of the faculty of Georgetown University; Masters in Science of Foreign Service Program.

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

Item 10.	Directors, Executive Officers and Corporate Governance.

securities are no longer listed on the NYSE, Ambac believes that the NYSE independence standards are an appropriate guide for the company, although Ambac intends to utilize the standards promulgated by NASDAQ upon listing securities with that exchange when Ambac consummates its Reorganization Plan. The Board affirmatively determines the independence of each Director and nominee for election as a Director in accordance with its Policy Regarding Determination of Independence (“Director Independence Policy”), which includes all elements of independence as set forth in the NYSE listing standards. The Director Independence Policy is appended to Ambac’s Corporate Governance Guidelines available at www.ambac.com. Under the Director Independence Policy, a director is not independent if he or she has a direct or indirect material relationship with Ambac. The Governance Committee annually determines which directors qualify as independent directors in accordance with the Director Independence Policy and NYSE guidelines. The Governance Committee considers all relevant facts and circumstances, including the director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Governance Committee may determine from time to time. Following such annual review, the Governance Committee reports its conclusions to the full Board, and only those directors whom the Board affirmatively determines to have no material relationship with Ambac and otherwise satisfy the Director Independence Policy are considered independent directors.

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

The Audit and Risk Assessment Committee	The Audit and Risk Assessment Committee (i) decides whether to appoint or terminate the independent auditors; (ii) approves the scope of the annual audit by the independent auditors and our internal auditors; (iii) reviews audit findings and accounting policies, including critical control policies; (iv) pre-approves all audit, audit-related, tax and other services, if any, to be provided by the independent auditors; (v) assesses the adequacy of internal controls and risk management; (vi) reviews and approves Ambac’s financial statements and disclosures; and (vii) oversees compliance with Ambac’s Code of Business Conduct.

Additionally, the Audit and Risk Assessment Committee reviews and monitors the adequacy of Ambac’s portfolio risk management, which includes reviewing its adversely classified credits and the sufficiency of its loss reserves. The Audit and Risk Assessment Committee also reviews compliance with risk management policies related to Ambac’s insured book of business and investment portfolios.

The Audit and Risk Assessment Committee also meets outside the presence of Ambac management, with both the independent auditors and the internal auditors. The Audit and Risk Assessment Committee’s Report for 2012 is printed below.

Item 10.	Directors, Executive Officers and Corporate Governance.

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

The Audit and Risk Assessment Committee met seven times during 2012.

Messrs. DeRosa, Duff, Theobald and Wallace, Ms. Considine and Ms. Unger currently serve as members of the Audit and Risk Assessment Committee. Mr. Duff serves as Chair of the Audit and Risk Assessment Committee.

Item 10.	Directors, Executive Officers and Corporate Governance.

THE AUDIT AND RISK ASSESSMENT COMMITTEE REPORT

The Audit and Risk Assessment Committee of Ambac is responsible for providing independent, objective oversight of Ambac’s accounting functions, internal controls and risk management. The Audit and Risk Assessment Committee selects the independent auditors. The Audit and Risk Assessment Committee is currently composed of six independent directors, each of whom is independent as defined under the rules of the NYSE. In accordance with Section 407 of the Sarbanes-Oxley Act of 2002, Ambac has identified the following four members of the Audit and Risk Assessment Committee as “audit committee financial experts:” Messrs. Duff, Theobald and Wallace and Ms. Considine.

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

The Audit and Risk Assessment Committee held seven meetings during 2012. The meetings were designed, among other things, to facilitate and encourage communication among the Audit and Risk Assessment Committee, management, the internal auditors and Ambac’s independent auditors, KPMG LLP, an independent registered public accounting firm. The Audit and Risk Assessment Committee discussed with Ambac’s internal auditors and KPMG LLP the overall scope and plans for their respective audits. The Audit and Risk Assessment Committee met with the internal auditors and KPMG LLP, with and without management present, to discuss the results of their examinations and their evaluations of Ambac’s internal controls.

The Audit and Risk Assessment Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2012 with management, the internal auditors and KPMG LLP. The Audit and Risk Assessment Committee also discussed with management and KPMG LLP the process used to support certifications by Ambac’s Chief Executive Officer and Chief Financial Officer that are required by the SEC and the Sarbanes-Oxley Act of 2002 to accompany Ambac’s periodic filings with the SEC.

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

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Based upon the review and discussions referred to above, the Audit and Risk Assessment Committee recommended to the Board, that Ambac’s audited financial statements be included in Ambac’s Annual Report on SEC Form 10-K for the year ended December 31, 2012. The Audit and Risk Assessment Committee also selected KPMG LLP, an independent registered public accounting firm, as Ambac’s independent auditors for 2013.

The Audit and Risk Assessment Committee

Philip N. Duff, Chairman Jill M. Considine Paul R. DeRosa Thomas C. Theobald Laura S. Unger Henry D.G. Wallace

March 20, 2013

Item 10.	Directors, Executive Officers and Corporate Governance.

The Governance Committee	The Governance Committee is responsible for monitoring Ambac’s corporate governance policies and procedures and identifying, evaluating and recommending qualified candidates to the Board for election as directors. Through its monitoring of Ambac’s corporate governance policies and procedures, it is responsible for making recommendations concerning the size, structure and composition of the Board and committees, fees for the Board and criteria for retention of directors.

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

The Governance Committee met three times during 2012.

Messrs. DeRosa, Duff, Theobald and Wallace and Ms. Considine and Ms. Unger currently serve as members of the Governance Committee. Ms. Unger serves as Chair of the Governance Committee.

The Compensation Committee	The Compensation Committee oversees Ambac’s compensation and employee benefit plans and practices. As outlined in its charter, the Compensation Committee, among other things, (i) adopts and annually reviews the overall compensation philosophy and policy of Ambac; (ii) adopts and annually reviews a comprehensive statement of executive compensation philosophy, strategy and principles; (iii) selects the peer group of companies that is used in determining competitive compensation packages; (iv) evaluates the performance of our executive officers, including the Chief Executive Officer, and determines and approves the compensation of each of them; (v) reviews and evaluates succession planning for key senior management positions; (vi) reviews the performance standards for executive officers to be used in succession planning and in our compensation programs; (vii) evaluates existing and proposed employee benefit plans, including any employment, severance and perquisites arrangements for executive officers, and approves all substantive benefit plan changes; (viii) reviews and approves our incentive bonus pool for the year; and (ix) reviews our stock ownership guidelines. In addition, our Compensation Committee administers incentive compensation plan for executives, which includes our Equity Plan (and has the sole authority for awards made under the Equity Plan) and the Ambac 1997 Executive Incentive Plan (the “EIP”). Since 2010, the Compensation Committee has not adopted any metrics under the EIP due to Ambac’s distressed state followed by its bankruptcy filing and has not granted any awards under the Equity Plan since June 2010.

Item 10.	Directors, Executive Officers and Corporate Governance.

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

The Board has adopted a written charter for the Compensation Committee. A copy of the charter is available at our website: www.ambac.com. A copy of the Compensation Committee charter is also available to stockholders free of charge on request to Ronit Fischer, our Corporate Secretary, at 212-668-0340 or rfischer@ambac.com.

The Compensation Committee met three times during 2012.

Messrs. DeRosa, Duff, Theobald and Wallace and Ms. Considine and Ms. Unger currently serve as members of the Compensation Committee. Mr. Theobald serves as Chair of the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our insiders—our directors, executive officers, and greater-than-ten percent stockholders—file reports with the SEC on their initial beneficial ownership of Ambac common stock and any subsequent changes. Our insiders must also provide us with copies of the reports.

We reviewed copies of all reports furnished to us and obtained written representations from our insiders that all transactions have been reported to the Company. Based on this, we believe that all of our insiders complied with their filing requirements for 2012.

Item 10.	Directors, Executive Officers and Corporate Governance.

CORPORATE GOVERNANCE

In General	Our Board of Directors has maintained corporate governance policies for many years. We have reviewed internally and with the Board the provisions of the Sarbanes-Oxley Act of 2002 and the rules of the SEC regarding corporate governance policies and processes and are in compliance with the rules and listing standards. We have adopted charters for our Audit and Risk Assessment Committee, Governance Committee and Compensation Committee, consistent with the applicable rules and standards. Copies of the Corporate Governance Guidelines and the charters of the foregoing committees are available at our website: www.ambac.com. A copy of the Corporate Governance Guidelines is also available to stockholders free of charge on request to Ronit Fischer, our Corporate Secretary, at 212-668-0340 or rfischer@ambac.com.

Presiding Independent Director	On an annual basis, the non-employee directors have selected a non-employee member of the Board to serve as the Presiding Director. The Presiding Director is independent as defined under the listing standards of the NYSE. During 2012, Mr. Wallace was the Presiding Director.

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

Item 10.	Directors, Executive Officers and Corporate Governance.

• Perform such other duties as may reasonably be requested by the Board in furtherance of the Board’s duties and responsibilities.

Non-Employee Director Meetings	Pursuant to Ambac’s Corporate Governance Guidelines, the Board’s policy is to have non-employee directors meet after each regularly scheduled Board meeting to discuss, without the presence of management, those items presented at the previous Board and committee meetings. In addition, if any non-employee directors are not independent, then the independent directors shall schedule an independent director session at least once per year. The Presiding Director leads the non-employee board sessions and independent director sessions. The non-employee directors held seven executive sessions in 2012, all of which were attended only by independent non-employee directors.

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

•     Our Compensation Committee has the authority to retain independent consultants, and, in fiscal 2012, engaged Johnson Associates, Inc. to assist it. It also evaluates the performance of the Chief Executive Officer and discusses the evaluation with all non-employee directors in executive session.

Item 10.	Directors, Executive Officers and Corporate Governance.

• Our Board policy opposes, and the Equity Plan prohibits, the re-pricing of our outstanding stock options. Further, the Board does not, and has not permitted, backdating of stock options.

•     Our Board has adopted a Code of Business Conduct applicable to all directors, officers and employees that sets forth basic principles to guide their day-to-day activities. The Code of Business Conduct addresses, among other things, conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of company assets (including computer and telecommunications resources), media contact and public discussion, compliance with laws and regulations (including insider trading laws) and reporting illegal or unethical behavior. A copy of the Code of Business Conduct is available at our website: www.ambac.com. A copy of the Code of Business Conduct is also available to stockholders free of charge on request to Ronit Fischer, our Corporate Secretary, at 212-668-0340 or rfischer@ambac.com.

The Executive Officers

Set forth below are biographies of Ambac’s executive officers as of March 20, 2013, except for Ms. Adams’s, Ambac’s President and Chief Executive Officer, whose biography is set forth above.

David Barranco Age 42	Mr. Barranco has served as Senior Managing Director of Ambac and Ambac Assurance since February 2012. Mr. Barranco has the executive responsibility of managing the Risk Restructuring Group. From January 2010 to February 2012 Mr. Barranco was Managing Director holding similar responsibilities. Since September 2011, Mr. Barranco has served as a Director of Ambac Assurance UK Limited, Ambac’s international financial guarantee subsidiary. Mr. Barranco joined Ambac in 1999.

Iain H. Bruce Age 53	Mr. Bruce has served as Senior Managing Director of Ambac and Ambac Assurance since February 2012. Mr. Bruce has the executive responsibility of managing the RMBS Portfolio Risk Management Group. From July 2009 to July 2012, Mr. Bruce was a Managing Director holding similar responsibilities. Mr. Bruce joined Ambac in 1994.

Robert B. Eisman Age 45

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

Stephen M. Ksenak Age 47	Mr. Ksenak has served as Senior Managing Director and General Counsel of Ambac and Ambac Assurance since July 2011. Mr. Ksenak has executive responsibility for managing Ambac’s legal affairs. From January 2010 to July 2011, Mr. Ksenak served as Managing Director and Assistant General Counsel of Ambac and Ambac Assurance. From January 2005 to January 2010, Mr. Ksenak served as First Vice President and Assistant General Counsel of Ambac and Ambac Assurance. Prior to joining Ambac as Vice President and Assistant General Counsel in 2002, Mr. Ksenak worked at the law firm of King & Spalding.

Cathleen J. Matanle Age 60	Ms. Matanle has served as Senior Managing Director of Ambac and Ambac Assurance since February 2012. Ms. Matanle has executive responsibility of managing Ambac’s Risk Portfolio and Surveillance Management. From January 2003 to January 2012 she was Managing Director with the responsibility of managing Surveillance Management. Ms. Matanle joined Ambac in 2001.

Item 10.	Directors, Executive Officers and Corporate Governance.

Michael Reilly Age 55	Mr. Reilly has served as Senior Managing Director of Ambac and Ambac Assurance since February 2012. Mr. Reilly has executive responsibility for managing Ambac’s Administrative Office. From October 2009 to January 2012, he was Managing Director with the responsibility for managing the General Technology and Datacenter Operations. Mr. Reilly joined Ambac in 2009.

David Trick Age 41

Senior Managing Director, Chief Financial Officer and Treasurer

Mr. Trick has served as Chief Financial Officer and a Senior Managing Director of Ambac and Ambac Assurance since January 2010. Mr. Trick has executive responsibility for managing Ambac’s financial affairs, as well as and including financial reporting, asset and liability management, financial planning, tax strategy, capital resources, operations, capital markets, liquidity, and investor relations. In addition, since May 2006, he has served as Treasurer of Ambac and Ambac Assurance. Mr. Trick joined Ambac in 2005 from The Bank of New York Mellon, where he was a senior banker responsible for delivering strategic solutions to insurance industry clients, including those in the financial guarantee industry, with regards to a broad range of treasury, credit, and capital markets products.

Item 11.	Executive Compensation.

2012 Summary Compensation Table

The table below summarizes the total compensation paid or earned for the fiscal year ended December 31, 2012 by each of the below named executive officers (“NEOs”) of the Company comprised of the principal executive officer and the two most highly compensated executive officers.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	All Other Compensation ($) (i)	Total ($) (j)
Diana N. Adams (1)	2012	750,000	550,000	0	10,000	1,310,000
President and Chief Executive Officer	2011	556,347	550,000	0	9,800	1,116,147

David Trick (1)(2)	2012	600,000	425,000	0	10,000	1,035,000
Senior Managing Director, Chief Financial Officer and Treasurer	2011	600,000	400,000	0	9,800	1,009,800

Robert Eisman (1)	2012	500,000	250,000	0	10,000	760,000
Senior Managing Director and Chief Accounting Officer	2011	500,000	250,000	0	9,800	759,800

(1)	“All Other Compensation” represents contributions by Ambac to the Ambac Assurance Savings Incentive Plan.
(2)	The 2011 bonus amount for Mr. Trick represents his year-end bonus of $180,000 and $220,000 of quarterly retention payments.

Ambac 1997 Equity Plan

The Equity Plan is an “omnibus” stock plan that provides for a variety of equity-based and equity awards to maintain flexibility. In particular, the Equity Plan authorizes awards of stock options, stock appreciation rights, stock awards, RSUs, performance units and other forms of equity-based or equity-related awards that the Compensation Committee determines to be consistent with the purposes of the Equity Plan and the interests of Ambac. Ambac has not granted any awards under the Equity Plan since June 2010. The Compensation Committee determines vesting, exercisability, payment and other

Item 11.	Executive Compensation.

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

Outstanding Equity Awards at Fiscal Year End

	Option Awards (1)
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (5) (e)		Option Expiration Date (f)

Diana N. Adams	4,500	0	74.43	(2)	1/23/2013
	5,500	0	87.27	(3)	1/29/2014
	13,600	0	11.13	(4)	1/28/2015

David Trick	2,500	0	74.43	(2)	1/23/2013
	3,000	0	87.27	(3)	1/29/2014
	11,250	0	11.13	(4)	1/28/2015

Robert Eisman	5,000	0	74.43	(2)	1/23/2013
	5,000	0	87.27	(3)	1/29/2014
	13,500	0	11.13	(4)	1/28/2015

(1)	If the reorganization Plan is consummated, our existing common stock and all stock-related awards will be cancelled and extinguished and the holders thereof will not be entitled to receive, and will not receive or retain, any value on account of such equity interests.
(2)	The option vested in two equal installments. 50% vested when the market price of Ambac’s common stock met or exceeded $92.00 for 20 consecutive trading days on May 22, 2007 and 50% on the sixth anniversary of the grant date, January 23, 2012. These options expired without exercise on January 23, 2013.
(3)	The option vested on the fifth anniversary of the grant date, January 29, 2012.
(4)	The option vested in three equal installments on the first, second and third anniversaries of January 28, 2008, the date of grant.
(5)	The exercise price per share is the fair market value of Ambac’s common stock on the closing price on the date of grant. Generally, all of the NEOs’ stock options will expire seven years from the date of grant or earlier if employment terminates.

There were no grants of plan-based awards made to any of the NEOs during 2012.

Item 11.	Executive Compensation.

Savings Plan

Currently, we maintain the Ambac Assurance’s Savings Incentive Plan (the “SIP”), a tax-qualified defined contribution program to provide retirement income to all eligible U.S. employees. All our NEO’s participated in the SIP in 2012. The SIP is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code, under which eligible employees may elect to contribute a portion of their salary to the SIP. Ambac makes a matching contribution equal to (i) $1.00 for every dollar contributed by the employee to a maximum of 3% of eligible base compensation for each payroll period and (ii) 50% of every dollar contributed, up to an additional 2% of eligible base compensation for each payroll period. Ambac also has a profit sharing plan. Commencing January 1, 2010, Ambac suspended profit sharing contributions.

Potential Payments upon Termination or Change in Control

Under our Severance Pay Plan, executive officers are eligible to participate only if they have been designated as eligible by the Board or the Compensation Committee. All of our NEOs were eligible to participate in the Severance Pay Plan in 2011, except for David Trick, our Chief Financial Officer, who entered into a retention agreement with the Company dated as of January 24, 2011. Mr. Trick received four quarterly payments of $55,000 in 2011 pursuant to the terms of such agreement.

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

In February 2012, Ambac Assurance Corporation (“Ambac Assurance”) entered into agreements (the “Employment Agreement(s)”) with Diana N. Adams, its Chief Executive Officer, David Trick, its Chief Financial Officer, and Robert Eisman, its Chief Accounting Officer which provide for, in the event of termination of her or his employment by Ambac Assurance prior to March 31, 2013 for any reason other than for cause, substantially similar benefits as each would have received under the Severance Pay Plan. The Employment Agreements provide for (a) termination payments in the amount of one year’s base salary ($750,000 for Ms. Adams, $600,000 for Mr. Trick and $500,000 for Mr. Eisman) and (b) reimbursement of the premiums paid by such executive officer for COBRA for 12 months in the event of such termination (“Termination Payment”), provided that such executive officer shall have executed a release in the form required by Ambac Assurance. If the employee is terminated for cause (as defined in the Employment Agreement) by Ambac Assurance or voluntarily terminates her or his employment for any reason, then no Termination Payment will be paid. In the event that Ms. Adams, Mr. Trick or Mr. Eisman wishes to voluntarily terminate her or his employment, thirty (30) days’ notice to Ambac Assurance is required. Ambac Financial Group, Inc. will pay its allocable portion of such amounts in accordance with Ambac’s procedures for allocating expenses. During the term of the Employment Agreements, Ms. Adams, Mr. Trick and Mr. Eisman are not eligible to participate in the Severance Pay Plan.

Item 11.	Executive Compensation.

Director Compensation

Non-Employee Director Compensation

Compensation for our non-employee directors is set by our Board at the recommendation of the Governance Committee. Pursuant to the charter of the Governance Committee, which consists solely of independent directors, is responsible for conducting an annual assessment of non-employee director compensation. In making non-employee director compensation recommendations, the Governance Committee takes various factors into consideration, including, but not limited to, the responsibilities of directors generally, as well as committee Chairs, and the form and amount of compensation paid to directors at peer companies having similar size, scope, and complexity. Currently we pay our non-employee directors at cash compensation levels recommended by the Board’s outside compensation consultant, Johnson Associates, in 2010. Commencing in November, 2010 the annual cash fees and the fees, described below, paid to our directors and the Presiding Director and our Non-Executive Chairman, who serve on both the Board of Directors of Ambac and our operating subsidiary, Ambac Assurance, are split between Ambac and Ambac Assurance.

The table below summarizes the total compensation earned or paid to each director for services as a director for the fiscal year ended December 31, 2012.

Name (1) (a)	Fees Earned or Paid in Cash ($) (2) (b)	All Other Compensation ($) (3) (g)	Total ($) (h)
Michael Callen	287,000	23,552	310,552
Jill M. Considine	127,000	0	127,000
Paul R. DeRosa	124,500	0	124,500
Philip N. Duff	168,000	23,552	191,552
Thomas C. Theobald	159,500	1,742	161,242
Laura S. Unger	154,000	23,552	177,552
Henry D.G. Wallace	173,000	0	173,000
David W. Wallis	107,500	13,739	121,239

(1)	At December 31, 2012, the aggregate number of RSUs held by each of our directors was as follows: Mr. Callen—9,889; Ms. Considine—8,794; Mr. Theobald—3,853; Ms. Unger—76,063 and Mr. Wallace—1,425. Messrs. DeRosa, Duff and Wallis did not have any RSUs at December 31, 2012. Of the RSUs held by our directors at December 31, 2012, the following RSUs were vested but deferred: Mr. Callen—9,889; Ms. Considine—8,794; Mr. Theobald—3,853; Ms. Unger—5,533 and Mr. Wallace—1,425.

At December 31, 2012, Messrs. DeRosa and Wallace each held 224,638 Phantom Stock Units (“PSUs”) (and accrued dividends), and Ms. Considine held 72,464 PSU’s (and accrued dividends). 72,464 of Mr. DeRosa’s PSUs have vested but were not settled as a result of Ambac’s bankruptcy. All remaining PSUs have not yet vested.

(2)	This column reflects the annual retainer fee of $90,000 for each of our directors for the year ended December 31, 2012. Mr. Callen also received an annual retainer fee of $150,000 for serving as non-executive Chairman. In addition, Ambac paid a fee of (i) $1,500 for attendance at each committee or shareholders meeting and $2,500 for attendance at each Ambac or Ambac Assurance Board of Directors meeting; and, (ii) $20,000 for chairing the audit committee and $10,000 for chairing the governance committee and the compensation committee. Thus, in addition to the annual retainer fee described above, each director also received the following:

•

Michael A. Callen earned a fee of $150,000 for his role as Non-Executive Chairman of Ambac and Ambac Assurance. Mr. Callen also earned a total fee of $47,000 for his attendance at Board meetings held between January 1, 2012 and December 31, 2012.

•	Jill Considine earned a total fee of $37,000 for her attendance at committee and Board meetings held between January 1, 2012 and December 31, 2012.

•	Paul DeRosa earned $34,500 for his attendance at committee and Board meetings held between January 1, 2012 and December 31, 2012.

Item 11.	Executive Compensation.

•

Philip Duff earned a fee of $20,000 for his role as Chairman of the Audit and Risk Assessment Committee. Mr. Duff also earned $58,000 for his attendance at committee and Board meetings held between January 1, 2012 and December 31, 2012.

•

Thomas Theobald earned $10,000 for his role as Chairman of the Compensation Committee. Mr. Theobald also earned $59,500 for his attendance at committee and Board meetings held between January 1, 2012 and December 31, 2012.

•

Laura Unger earned $10,000 for her role as Chairman of the Governance Committee. Ms. Unger also received $54,000 for her attendance at committee and Board meetings held between January 1, 2012 and December 31, 2012.

•

Henry D. G. Wallace earned a fee of $25,000 for his role as Presiding Director. Mr. Wallace also received $58,000 for his attendance at committee and Board meetings held between January 1, 2012 and December 31, 2012.

•	David W. Wallis earned a fee of $17,500 for his attendance at Ambac’s Board meetings held between July 1, 2012 and December 31, 2012.

(3)	The amounts shown include premiums that Ambac has paid in connection with the medical insurance that it provides to the following directors: Mr. Callen: $23,552, Mr. Duff: $23,552, Mr. Theobald: $1,742, Ms. Unger $23,552 and Mr. Wallis: $13,739.

Annual Cash Fee and Meeting Fees	We pay our non-employee directors (i) an annual cash retainer of $90,000 per year; (ii) a fee of $2,500 for each meeting of the Ambac or Ambac Assurance Board that a director attends; (iii) a fee of $1,500 for each meeting of a committee of the Ambac or Ambac Assurance Board that a director attends; (iv) a fee of $2,500 for any special meeting or annual meeting of stockholders that a director attends; and (v) no changes to the annual fees for a chairing a committee described below.

Presiding Director Fee	We pay an additional annual fee of $25,000 to the member that serves as Presiding Director.

Non-Executive Chairman Retainer Fee	Our Non-Executive Chairman receives an annual fee of $150,000.

Fee for Chairing a Committee	We pay an additional annual fee of $10,000 to the non-employee director who chairs either the Governance Committee or the Compensation Committee and an annual fee of $20,000 to the non-employee director who chairs the Audit and Risk Assessment Committee.

Expenses and Benefits	Ambac reimburses all directors for travel and other related expenses incurred in attending stockholder, Board and committee meetings. Each non-employee director is permitted to enroll (without paying any premium) in the Ambac Assurance Corporation medical and dental plan and receives a $50,000 term life insurance policy (without paying any premium).

Directors who are Ambac Employees	We do not compensate our employees or employees of our subsidiaries for service as a director, other than reimbursement for travel and related expenses.

Item 11.	Executive Compensation.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

5% Stockholders

There are no persons we know to be direct or indirect owners of at least 5% of Ambac common stock as of December 31, 2012.

Director and Executive Officer Stock Ownership

The following table shows the Ambac common stock owned directly or indirectly by Ambac’s directors, director nominees and named executive officers as of March 20, 2013. If the Reorganization Plan is consummated, our existing common stock will be cancelled and extinguished and the holders thereof would not be entitled to receive, and would not receive or retain, any value on account of such equity interests. No director or executive officer beneficially owns 1% or more of the shares of Ambac common stock. All directors, director nominees and executive officers as a group beneficially own less than 1% of the shares of Ambac common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Class
Non-Employee Directors
Paul R. DeRosa	78,488			*
Jill M. Considine (2)	57,645			*
Michael A. Callen (2)	55,209			*
Laura S. Unger (2)	40,044			*
Philip N. Duff	36,608			*
Thomas C. Theobald (2)	6,849			*
David W. Wallis	3,251			*
Henry D.G. Wallace (2)	2,524			*

Named Executive Officers (1)
Diana N. Adams (2)	27,675			*
Robert B. Eisman	18,500			*
David Trick	14,748			*
All executive officers and directors as a group (16 persons)	416,285	(3)

*	Less than 1%
(1)	The below table reflects the number of shares that may be acquired upon exercise of stock options granted to our NEOs that were exercisable as of March 20, 2013 or that will become exercisable within 60 days after March 20, 2013:

Name	Number of Shares
Ms. Adams	19,100
Mr. Eisman	18,500
Mr. Trick	14,250

(2)	The below table reflects vested RSUs awarded to Mr. Callen and Ms. Adams under our equity plans and awarded to Messrs. Theobald and Wallace, Ms. Considine and Ms. Unger under the Directors Equity Plan:

Name	Number of Vested RSUs
Ms. Adams	1,963
Mr. Callen	9,889
Ms. Considine	8,794
Mr. Theobald	3,853
Ms. Unger	5,533
Mr. Wallace	1,425

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(3)	The total number of shares for “all executive officers and directors as a group” includes an aggregate of 105,850 shares subject to stock options that were exercisable as of March 20, 2013 or that will become exercisable within 60 days after March 20, 2013 held by seven executive officers.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We have a written conflict of interest policy that is administered by the Governance Committee. All executive officers and directors are subject to the policy, which is designed to cover related persons transactions with executive officers, directors and their immediate family members. We require our executive officers and directors to notify Ambac as soon as reasonably practicable about any potential related person transaction. Prior to entering into any related person transaction, the transaction is submitted to the Governance Committee for consideration at its next committee meeting. The Governance Committee will consider all of the relevant facts and circumstances available to the committee and, based on such review, determine whether to approve such transaction. There were no related person transactions in the years ended December 31, 2011 and 2012.

Item 14.	Principal Accountant Fees and Services.

The work performed by KPMG LLP during 2012 and the related fees are set forth below.

Audit and All Other Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Ambac’s annual financial statements for the years ended December 31, 2012 and December 31, 2011, and fees billed for other services rendered by KPMG LLP during those periods. All of the fees for fiscal years 2012 and 2011 presented below were approved by Ambac’s Audit and Risk Assessment Committee.

Audit Related Expenses	2012	2011
Audit Fees (1)	$2,449,498	$2,489,805
Audit Related Fees (2)	209,849	308,000
Tax Fees (3)	324,037	625,471
All Other Fees (4)	—	—

Total	$2,983,384	$3,423,276

(1)	Audit fees consisted of audit work performed in connection with the annual and quarterly financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and comfort letters and attest services.
(2)	Audit related fees are for services traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, agreed upon procedures and certain consultation regarding financial accounting and/or reporting standards. In 2012 and 2011, these fees consisted principally of audits of employee benefit plans and certain accounting consultations.
(3)	Tax fees consist principally of tax compliance services and tax advice to Ambac and its UK insurance subsidiaries.
(4)	Other fees are those associated with services not captured in the other categories. Ambac generally does not request such services from the independent auditor.

Item 14.	Principal Accountant Fees and Services.

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

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Schedule I—Summary of Investments Other Than Investments in Related Parties

Schedule II—Condensed Financial Information of Registrant (Parent Company Only)

Schedule IV—Reinsurance

3.	Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description

3.01	Conformed Amended and Restated Certificate of Incorporation of Ambac Financial Group filed with the Secretary of State of the State of Delaware on July 11, 1997. (Filed as Exhibit 4.05 to Ambac Financial Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.)

3.02	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the Ambac Financial Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.)

3.03	Conformed Copy of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 28, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

3.04	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of Delaware on June 20, 2008 (Filed as Exhibit 4.04 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479.)

3.05	By-laws of Ambac Financial Group, as amended through October 21, 2008 (filed as Exhibit 3.04 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed October 27, 2008 and incorporated herein by reference.)

3.06	Certificate of Designations of Series A Mandatory Convertible Participating Preferred Stock of Ambac Financial Group, Inc. (Filed as Exhibit 3.5 to Ambac Financial Group, Inc.’s Form 8-A/A relating to the Corporate Units dated March 12, 2008 and incorporated herein by reference.)

4.01	Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.02	Indenture, dated as of August 1, 1991, between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to The Chase Manhattan Bank (National Association)). (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

4.03	Indenture dated as of August 24, 2001 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to the Chase Manhattan Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

4.04	Indenture dated as of April 22, 2003 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to JP Morgan Chase Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-104758) and incorporated herein by reference.)

4.05	Indenture dated as of February 15, 2006 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group Inc.’s Shelf Registration on Form S-3 dated February 16, 2006 and incorporated herein by reference.)

4.06	Junior Subordinated Indenture dated as of February 12, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.11 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.07	First Supplemental Indenture dated as of February 7, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 1.01 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.08	Supplemental Indenture, dated as of March 12, 2008, by and between Ambac Financial Group, Inc. and The Bank

Exhibit Number	Description

of New York, as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.09	Remarketing Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, UBS Securities LLC and The Bank of New York, as purchase contract agent and attorney-in-fact of the holders of purchase contracts. (Filed as Exhibit 4.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.10	Purchase Contract Agreement, dated as of March 12, 2008, by and between Ambac Financial Group, Inc., and The Bank of New York, as purchase contract agent. (Filed as Exhibit 4.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.11	Pledge Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., The Bank of New York, as collateral agent, custodial agent and securities intermediary, and The Bank of New York, as purchase contract agent. (Filed as Exhibit 4.4 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.12	Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

4.13	Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit 4.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.14	Form of 5.95% Debenture due February 28, 2103 (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 26, 2003 and incorporated herein by reference.)

4.15	Form of 5.875% Debentures due March 24, 2103. (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated March 26, 2003 and incorporated herein by reference)

4.16	Form of 5.95% Debentures due December 5, 2035. (Filed as Exhibit 4.13 to Ambac Financial Group, Inc.’s Current Report on From 8-K dated November 29, 2005 and incorporated herein by reference.)

4.17	Form of 6.15% Directly Issued Subordinated Capital Securities due February 7, 2087. (Filed as Exhibit 4.13 to Ambac Financial Group Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.18	Replacement Capital Covenant dated as of February 12, 2007 by Ambac Financial Group, Inc. and in favor of and for the benefit of each Covered Debt Holder. (Filed as Exhibit 4.14 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.19	Tax Benefit Preservation Plan, dated as of February 2, 2010, between Ambac Financial Group, Inc. and Mellon Investor Services LLC, as Rights Agent. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed February 3, 2010 and incorporated herein by reference.)

10.01	Agreement dated as of December 31, 2009 by and between Ambac Financial Group, Inc. and Robert Shoback. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.02	Agreement dated as of March 5, 2010 by and between Ambac Financial Group, Inc. and Sean Leonard. (Filed as Exhibit 10.03 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.03	Employment Agreement dated as of June 24, 2009 between ABK Investment Advisors, Inc. (now known as RangeMark Investment Management, Inc.) and Robert S. Smith. (Filed as Exhibit 10.20 to Ambac Financial Group Inc.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2009 and incorporated herein by reference.)

10.04	Directors’ Compensation Table (effective as of February 1, 2011).

10.05	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of June 3, 2008. (Filed as Exhibit 4.07 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479) and incorporated herein by reference.)

10.06	Form of Restricted Stock Unit Award. (Filed as Exhibit 10.05 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

Exhibit Number	Description

10.07	Form of Stock Option Award. (Filed as Exhibit 10.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

10.08	Form of Notice of Award of Directors’ Phantom Stock Units. (Filed as Exhibit 10.07 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.09	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (As amended through January 27, 2009.) (Filed as Exhibit 10.08 to Ambac Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.10	Form of Notice of Award of Directors’ Five Year Restricted Stock Units. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.11	Form of Notice of Award of Directors’ Annual Stock Units. (Filed as Exhibit 10.13 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.12	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 30, 2007. (Filed as Exhibit 10.43 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)

10.13	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through December 22, 2010 (Filed as Exhibit 10.13 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.14	Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999. (Filed as Exhibit 10.47 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.)

10.15	Form of Amended and Restated Management Retention Agreement for Executive Officers. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.)

10.16	Form of Retention Agreement (Filed as Exhibit 10.17 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.17	Ambac Financial Group, Inc Severance Pay Plan (Applicable to termination on or after January 1, 2010) (Filed as Exhibit 10.26 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.18	Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

10.19	Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.20	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.21	Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guarantee Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

10.22	Management Services Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation. (Filed as Exhibit 10.22 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.23	Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation. (Filed as Exhibit 10.23 to Ambac Financial Group, Inc.’s Annual

Exhibit Number	Description

Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.24	Aggregate Excess of Loss Reinsurance Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation. (Filed as Exhibit 10.24 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.25	Secured Note, dated as of March 24, 2010, from Ambac Assurance Corporation to the Segregated Account of Ambac Assurance Corporation. (Filed as Exhibit 10.25 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.26	Tax Sharing agreement, dated as of July 18, 1991 by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

10.27	Amendment No. 1 to Tax Sharing Agreement, dated as of October 1, 1997, by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

10.28	Amendment No. 2 to Tax Sharing Agreement, dated as of November 19, 2009, by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.4 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

10.29	Amendment No. 3 to Tax Sharing Agreement, dated as of June 7, 2010, by and among Ambac Financial Group, Inc. and certain of its affiliates. (Filed as Exhibit 10.4 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference.)

10.30	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products LLC, Ambac Financial Group, Inc. and the parties listed on Schedule A thereto (Filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.)

10.31	Form of Commutation Agreement. (Filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference.)

10.32	Fiscal Agency Agreement, dated as of June 7, 2010, by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent. (Filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference.)

10.33	Settlement, Discontinuance and Release Agreement, dated as of March 1, 2011, by and among One State Street, LLC, Ambac Financial Group, Inc., Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation. (Filed as Exhibit 10.33 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.34	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation. (Filed as Exhibit 10.34 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

10.35	Mediation Agreement dated September 21, 2011 among Ambac Financial Group, Inc., Ambac Assurance Corporation, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), the Segregated Account of Ambac Assurance Corporation, the Rehabilitator of the Segregated Account, and OCI (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference).

10.36	Form of Amendment No. 1 to Cooperation Agreement between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference).

10.37	Form of Expense Sharing and Cost Allocation Agreement among Ambac Assurance Corporation, Ambac Financial Group, Inc. and their respective subsidiaries and affiliates filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference).

10.39	Form of Amended and Restated Tax Sharing Agreement among Ambac Financial Group, Inc. and certain of its affiliates (filed as Exhibit 10.39 to Ambac Financial Groups, Inc.’s Annual Report on Form 10-K for the year ended

Exhibit Number	Description

December 31, 2011 and incorporated herein by reference).

10.40	Employment Agreement between Ambac Assurance Corporation and Diana Adams dated as of February 27, 2012 (filed as Exhibit 10.40 to Ambac Financial Groups, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.41	Employment Agreement between Ambac Assurance Corporation and David Trick dated as of February 24, 2012 (filed as Exhibit 10.41 to Ambac Financial Groups, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.42	Employment Agreement between Ambac Assurance Corporation and Robert Eisman dated as of February 24, 2012 (filed as Exhibit 10.42 to Ambac Financial Groups, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

21.01+	List of Subsidiaries of Ambac Financial Group, Inc.

23.01+	Consent of Independent Registered Public Accounting Firm.

24.01+	Power of Attorney for directors of Ambac Financial Group, Inc.

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Plan of Operation of the Segregated Account of Ambac Assurance Corporation (Filed as Exhibit 99.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

99.2	Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation. Filed as Exhibit 99.2 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

99.3	Interim order pursuant to Sections 105(a), 362, and 541 of the bankruptcy code establishing procedures for certain transfers of equity interests in and claims against the debtor and scheduling a final hearing. (Filed as Exhibit 99.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.)

99.4	Interim order pursuant to Sections 105(a), 362, 363, and 364 of the bankruptcy code and bankruptcy rules 6003 and 6004 (i) authorizing debtor to continue using existing cash management system and bank accounts and honor related prepetition obligations, (ii) extending debtor’s time to comply with section 345(b) of the bankruptcy code, and (iii) scheduling a final hearing. (Filed as Exhibit 99.2 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed herewith.
++	Furnished herewith.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

SCHEDULE I—SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

December 31, 2012

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet
U.S. government obligations	$392,554	$393,062	$393,062
U.S. agency obligations	79,295	82,535	82,535
Municipal obligations	1,632,637	1,814,730	1,814,730
Residential mortgage-backed securities	1,096,202	1,455,582	1,455,582
Collateralized debt obligations	32,855	33,342	33,342
Other asset-backed securities	687,410	706,637	706,637
Corporate obligations	1,029,041	1,112,174	1,112,174
Foreign obligations	67,347	70,112	70,112
Short-term	661,219	661,658	661,658
Other	100	100	100

Total	$5,678,660	$6,329,932	$6,329,932

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2012 and 2011

(Dollar Amounts in Thousands Except Share Data)

	2012	2011
ASSETS
Assets:
Short-term investments, at cost (approximates fair value)	$30,316	$34,899
Cash	41	496
Restricted cash	—	2,500
Investments in non-debtor subsidiaries	(2,220,724)	(2,132,119)
Other assets	6,452	6,481

Total assets	$(2,183,915)	$(2,087,743)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Liabilities subject to compromise	$1,704,939	$1,707,456
Current taxes	1,900	1,900
Accounts payable and other liabilities	16,773	15,876

Total liabilities	1,723,612	1,725,232

Stockholders’ deficit:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; authorized shares—650,000,000 at December 31, 2012 and 2011; issued and outstanding shares—308,016,764 at December 31, 2012 and 2011	3,080	3,080
Additional paid-in capital	2,172,027	2,172,027
Accumulated other comprehensive income	625,385	463,259
Accumulated deficit	(6,297,264)	(6,039,922)
Common stock held in treasury at cost, 5,580,657 shares at December 31, 2012 and 5,587,953 shares at December 31, 2011	(410,755)	(411,419)

Total Ambac Financial Group, Inc. stockholders’ deficit	(3,907,527)	(3,812,975)

Total liabilities and stockholders’ deficit	$(2,183,915)	$(2,087,743)

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Total Comprehensive Income

For the Years Ended December 31, 2012 and 2011

(Dollar Amounts in Thousands)

	2012	2011
Revenues:
Interest and other income	$979	$7,669

Total revenues	979	7,669

Expenses:
Operating expenses	(151)	5,023

Total expenses	(151)	5,023

Loss before reorganization items, income taxes and equity in undistributed net loss of non-debtor subsidiaries	1,130	2,646
Reorganization items	7,215	49,861

Loss before income taxes and equity in undistributed net loss of non-debtor subsidiaries	(6,085)	(47,215)
Federal income tax expense (benefit)	(136)	3,900

Net loss before equity in undistributed net loss of non-debtor subsidiaries	(5,949)	(51,115)
Equity in undistributed net loss of non-debtor subsidiaries	(250,729)	(1,909,316)

Net loss	$(256,678)	$(1,960,431)

Other comprehensive income, after tax:
Net loss	$(256,678)	$(1,960,431)
Unrealized gains on securities, net of deferred income taxes of $0	221,150	120,637
Less: reclassification adjustment for net gain (loss) included in net (loss)	54,898	(48,614)
(Loss) gain on foreign currency translation, net of deferred income taxes of $0	(334)	1,481
Amortization of postretirement benefit, net of tax	(3,792)	753

Total other comprehensive income, net of tax	162,126	171,485

Total comprehensive loss attributable to Ambac Financial Group, Inc.	$(94,552)	$(1,788,946)

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

(Dollar Amounts in Thousands)

		Ambac Financial Group, Inc.
	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2011	($2,008,536)	($4,042,335)	$291,774	$—	$3,080	$2,187,485	($448,540)
Total comprehensive loss	(1,788,946)	(1,960,431)	171,485
Stock-based compensation	(52,614)	(37,156)				(15,458)
Cost of shares acquired	(35)						(35)
Shares issued under equity plans	37,156						37,156

Balance at December 31, 2011	($3,812,975)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)

		Ambac Financial Group, Inc.
	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2012	($3,812,975)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)
Total comprehensive loss	(94,552)	(256,678)	162,126
Stock-based compensation	(664)	(664)
Shares issued under equity plans	664						664

Balance at December 31, 2012	($3,907,527)	($6,297,264)	$625,385	$—	$3,080	$2,172,027	($410,755)

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

(Dollar Amounts in Thousands)

	2012	2011
Cash flows from operating activities:
Net loss	$(256,678)	$(1,960,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed net loss of non-debtor subsidiaries	250,729	1,909,316
Reorganization items	7,215	49,861
Increase in current income taxes payable/receivable	—	1,900
Decrease in other assets	30	4,041
Other, net	(6,333)	(32,783)

Net cash used in operating activities	(5,037)	(28,096)

Cash flows from investing activities:
Change in short-term investments	4,583	28,518

Net cash provided by investing activities	4,583	28,518

Net cash flow	(454)	422
Cash at January 1	496	74

Cash at December 31	$42	$496

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

(Dollar Amounts in Thousands)

The condensed financial information of Ambac Financial Group, Inc. (“Ambac” or the “Company”) for the years ended December 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

On November 8, 2010 (the “Petition Date”), Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). Ambac has continued to operate in the ordinary course of business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company, as debtor and debtor-in-possession, filed a Fifth Amended Plan of Reorganization on March 12, 2012 (such Fifth Amended Plan of Reorganization, as it may be further amended, the “Reorganization Plan”). The Reorganization Plan also reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance Corporation (“Ambac Assurance” or “AAC”), the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”) and the Wisconsin Office of the Commissioner of Insurance (as regulator of Ambac Assurance and as rehabilitator of the Segregated Account (the “Rehabilitator”), “OCI”) related to (i) the U.S. federal net operating loss carryforwards (“NOLs”) of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member, (ii) certain tax refunds received in respect thereof and (iii) the sharing of expenses between the Company and Ambac Assurance. The terms of the Amended Plan Settlement are memorialized in that certain Mediation Agreement dated September 21, 2011 among such parties (the “Mediation Agreement”).

Pursuant to the Amended Plan Settlement, (i) the Company, Ambac Assurance and certain affiliates entered into an amended and restated tax sharing agreement (the “Amended TSA”), (ii) the Company, Ambac Assurance and certain affiliates entered into an expense sharing and cost allocation agreement (the “Cost Allocation Agreement”) and (iii) the Company, Ambac Assurance, the Segregated Account and OCI entered into an amendment (the “Cooperation Agreement Amendment”), of the Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance.

The Amended TSA replaces, supersedes and nullifies in its entirety the existing tax sharing agreement among the Company and its affiliates. The Amended TSA addresses certain issues including, but not limited to, the allocation and use of NOLs by the Company, Ambac Assurance and their respective subsidiaries.

The Cost Allocation Agreement provides for the sharing of certain expenses between Ambac and Ambac Assurance, including costs of Ambac relating to being a public company. Additionally, Ambac Assurance will reimburse Ambac for reasonable operating expenses incurred, subject to an annual cap. The cap amount is $5,000 for the first five years (through March 2017), and, with the approval of the Rehabilitator, $4,000 for each year thereafter. The Mediation Agreement also provides for sharing by the Company and Ambac Assurance of the expenses incurred since November 1, 2010 in connection with the litigation with the United States Internal Revenue Service (“IRS”) described in Note 15 to the Consolidated Financial Statements of Ambac.

The Cooperation Agreement Amendment provides for the Rehabilitator to have certain rights with respect to the tax positions taken by the Company as well as the loss reserves, investments and operating actions of Ambac Assurance.

Pursuant to the Mediation Agreement, Ambac Assurance transferred $30,000 to an escrow account on March 15, 2012. The Mediation Agreement provides that such amount shall be released from escrow to the Company on the “Plan Settlement Closing Date,” which is defined in the Mediation Agreement as a date that shall occur no later than ten business days following the date on which each of the following conditions has been satisfied or waived by each of the parties to the Amended Plan Settlement: (i) entry of a final, non-appealable order by the court overseeing the rehabilitation of the Segregated Account (the “Rehabilitation Court”) approving the transactions contemplated by the Mediation Agreement; (ii) entry of a final, nonappealable Confirmation Order by the Bankruptcy Court; (iii) resolution of the matters that are the subject of the adversary proceeding initiated by Ambac in the Bankruptcy Court against the IRS captioned Ambac Financial Group, Inc. vs. United States of America, Case No. 10-04210 (the “IRS Dispute”) without (A) any member of the Ambac Assurance Subgroup (as defined below) having to make a payment to the IRS of more than $100,000 and (B) a reduction of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

(Dollar Amounts in Thousands, Except Share Amounts)

the NOLs allocated to the Ambac Assurance Subgroup pursuant to the Amended TSA by more than 10%; and (iv) a determination that neither an Ownership Change (as defined below) with respect to Ambac Assurance nor a Deconsolidation Event (as defined below) occurred during the 2010 taxable year. With respect to such conditions: (i) the Rehabilitation Court entered an order approving the transactions contemplated by the Mediation Agreement on November 10, 2011; that order was appealed and on March 1, 2013, the Wisconsin Court of Appeals entered an order dismissing this appeal for lack of standing; however, appellants may appeal that order to the Wisconsin Supreme Court so the order of the Rehabilitation Court is not yet final; (ii) the Confirmation Order entered by the Bankruptcy Court has become final and non-appealable; (iii) it is anticipated that the condition relating to the resolution of the IRS Dispute will be satisfied upon consummation of the IRS Settlement (as defined in Note 15 to the Consolidated Financial Statements of Ambac), which itself is subject to conditions as described in Note 15 to the Consolidated Financial Statements of Ambac; and (iv) it is anticipated that the condition relating to the absence of an Ownership Change and a Deconsolidation Event during the 2010 taxable year will be satisfied upon consummation of the IRS Settlement (as defined in Note 15 to the Consolidated Financial Statements of Ambac), which itself is subject to conditions as described in Note 15 to the Consolidated Financial Statements of Ambac.

The Mediation Agreement further provides that the Segregated Account shall issue $350,000 of junior surplus notes to the Company on the Plan Settlement Closing Date. As used herein, “Ambac Assurance Subgroup” means Ambac Assurance and any direct or indirect subsidiary of Ambac Assurance that would be treated as an includable corporation of an affiliated group of corporations under the Internal Revenue Code if Ambac Assurance were the common parent of such affiliated group, and “Deconsolidation Event” means any event that results in neither Ambac Assurance nor any entity that succeeds to the tax attributes of Ambac Assurance being characterized as an includible corporation with the affiliated group of corporations of which Ambac (or any successor thereto) is the common parent, all within the meaning of the Internal Revenue Code. The Amended Plan Settlement, Mediation Agreement, Amended TSA, Cost Allocation Agreement and Cooperation Agreement Amendment collectively memorialize the settlement of certain claims among the Company and Ambac Assurance, OCI and the Segregated Account, and contain broad releases of the Company, Ambac Assurance, the Segregated Account, OCI, the board of directors and board committees of the Company and Ambac Assurance, all current and former individual directors, officers, or employees of the Company and Ambac Assurance, the Creditors’ Committee and the individual members thereof, and certain other parties.

Consummation and effectiveness of the Reorganization Plan is subject to the satisfaction or waiver of the following outstanding conditions: (i) the Bankruptcy Court shall have approved any supplement filed with respect to the Reorganization Plan; (ii) new organizational documents of Ambac shall have been effected; (iii) Ambac shall have executed and delivered all documents necessary to effectuate the issuance of the common stock and warrants pursuant to the Reorganization Plan; (iv) all authorizations, consents and regulatory approvals required, if any, in connection with the consummation of the Reorganization Plan shall have been obtained; (v) the terms of the IRS Settlement (as defined in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) shall have been approved by the United States, and all conditions to the effectiveness of the IRS Settlement shall have been satisfied; (vi) the IRS Settlement and all transaction documents relating thereto shall have been executed by the parties thereto; (vii) the Bankruptcy Court shall have entered an order pursuant to Bankruptcy Rule 9019 approving the IRS Settlement; and (viii) all other actions, documents, certificates and agreements necessary to implement the Reorganization Plan shall have been effected or executed and delivered to the required parties and, to the extent required, filed with applicable governmental units in accordance with applicable laws. There can be no assurance about whether or when these outstanding conditions will be met.

Furthermore, the Reorganization Plan may not be consummated unless the Rehabilitation Court has approved the transactions contemplated in the Mediation Agreement. The Rehabilitation Court entered an order approving such transactions on November 10, 2011; such order has been appealed and on March 1, 2013, the Wisconsin Court of Appeals entered an order dismissing this appeal for lack of standing; however, appellants may appeal that order to the Wisconsin Supreme Court so the order of the Rehabilitation Court is not yet final. Moreover, as discussed above, the Mediation Agreement provides that the $30,000 transferred by Ambac Assurance to an escrow account on March 15, 2012 may not be released from escrow to Ambac, and the $350,000 junior surplus note to be issued to Ambac by the Segregated Account pursuant to the Mediation Agreement may not be issued, until such order becomes final and non-appealable, unless such requirement is waived by the parties to the Mediation Agreement. There can be no assurance that the order entered by the Rehabilitation Court will remain in effect. If such order is vacated or overturned, Ambac may not receive the above-described cash grant or junior surplus note from Ambac Assurance or the Segregated Account, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

(Dollar Amounts in Thousands, Except Share Amounts)

On September 27, 2012, the Bankruptcy Court entered an order (the “Trading Order”), amending and restating an order entered on November 30, 2010, establishing procedures for certain transfers or acquisitions of equity interests in and claims (including debt securities) against the Company to maximize the possibility that the “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”) that will occur upon consummation of the Reorganization Plan will qualify for the special exception to the limitations under Section 382(a) for Ownership Changes occurring as a result of a bankruptcy plan of reorganization (the “Section 382(l)(5) Plan Exception”). Ambac’s ability to use its NOLs could be substantially limited if there were an Ownership Change that does not qualify for the Section 382(l)(5) Plan Exception. In general, an Ownership Change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership (by value) in Ambac by 50% or more, as measured generally over a rolling three-year period beginning with the last Ownership Change. These provisions can be triggered by new issuances of stock (including to creditors under the Reorganization Plan), merger and acquisition activity or normal market trading. The Trading Order generally restricts investors from acquiring Ambac stock if after any such acquisition a holder would beneficially own at least 13,500,000 shares of Ambac stock. The Trading Order also generally restricts investors from transferring or acquiring claims (including debt securities) if after any such transfer or acquisition a holder would beneficially own claims that could result in such holder receiving stock in reorganized Ambac pursuant to the terms of the Reorganization Plan with a value equal to or greater than 4.5% of the value of the stock of reorganized Ambac. A holder would reach that threshold with ownership of $56,930 of senior debt securities or any combination of debt securities and other claims that would result in such holder receiving stock in reorganized Ambac pursuant to the terms of the Reorganization Plan with a value equal to or greater than 4.5% of the value of the stock of reorganized Ambac (the “Threshold Amount”). On January 6, 2012, the Bankruptcy Court entered an order (the “Claims Acquisition Notice Order”) that requires any entity proposing to acquire claims in a transaction following which such entity would beneficially own claims that, pursuant to the Reorganization Plan, would entitle such entity to receive stock in reorganized Ambac in excess of the Threshold Amount, to serve notice of such proposed transaction upon Ambac and its counsel at least fifteen (15) business days prior to the consummation thereof. Following receipt of such notice Ambac may object to the proposed acquisition in the Bankruptcy Court. If such an objection is filed, the acquisition described in the notice shall not be effective unless approved by a final and nonappealable order of the Bankruptcy Court. Pursuant to the Trading Order and the Claims Acquisition Notice Order, Ambac may obtain one or more orders from the Bankruptcy Court to enforce these restrictions by requiring investors to sell their stock or claims so that their holdings comply with the limitations imposed by such orders. The Trading Order also contains equity forfeiture provisions that will limit stock distributions to be made upon effectiveness of the Reorganization Plan to any claimholder that fails to adhere to the Trading Order or the Claims Acquisition Notice Order and the restrictions prescribed therein. The Bankruptcy Court will retain jurisdiction to enforce the Trading Order after Ambac emerges from its Chapter 11 proceeding. Furthermore, the Certificate of Incorporation of the Company that will take effect upon emergence contains similar provisions restricting stock transfers to mitigate the possibility of an Ownership Change. On October 25, 2012, the Company received an IRS private letter ruling confirming that, based on the procedures and limitations imposed by the Trading Order (including the equity forfeiture provisions) and on the other facts and representations set forth therein, the Ownership Change that will occur upon consummation of the Reorganization Plan qualifies for the Section 382(l)(5) Plan .Exception.

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

All of Ambac’s pre-petition debt is now in default due to the bankruptcy filing. As described below, the accompanying financial statements present Ambac’s pre-petition debt within Liabilities subject to compromise. In accordance with ASC Topic 852, following the Petition Date, we discontinued recording interest expense on debt classified as Liabilities subject to compromise, which amounted to $211,896 in 2012 and $126,524 in 2011. The stated contractual interest on debt classified as Liabilities subject to compromise amounted to $85,372 and $110,093 for the years ended December 31, 2012 and 2011, respectively.

AMBAC FINANCIAL GROUP, INC.

DEBTOR-IN-POSSESSION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

(Dollar Amounts in Thousands, Except Share Amounts)

Liabilities Subject to Compromise

As required by ASC Topic 852, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the bankruptcy. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases and orders of the Bankruptcy Court. The Liabilities subject to compromise in the Condensed Balance Sheets consists of the following at December 31, 2012 and 2011:

	2012	2011
Debt obligations and accrued interest payable	$1,690,312	$1,690,312
Other	14,592	17,109
Payable to non-debtor subsidiaries	35	35

Debtor’s Liabilities subject to compromise	$1,704,939	$1,707,456

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The reorganization items in the Condensed Statements of Total Comprehensive Income for years ended December 31, 2012 and 2011 consisted of the following items:

	2012	2011
U.S. Trustee fees	$50	$44
Professional fees	7,165	35,778
Office lease settlement	—	14,007
Debt valuation adjustments	—	32

Total reorganization items	$7,215	$49,861

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

SCHEDULE IV—REINSURANCE

December 31, 2012 and 2011

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2011	($171,283)	$20,835	($7,670)	($158,118)	n.m.
Year ended December 31, 2012	($277,508)	$23,371	$—	($254,137)	n.m.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated: March 22, 2013	By:	/S/ DAVID TRICK
	Name:	David Trick
	Title:	Senior Managing Director, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DIANA N. ADAMS	President	March 22, 2013
Diana N. Adams	and Chief Executive Officer and Director (Principal Executive Officer)

/S/ DAVID WALLIS*	Director	March 22, 2013
David Wallis

/S/ MICHAEL A. CALLEN*	Director	March 22, 2013
Michael A. Callen

/S/ DAVID TRICK	Senior Managing Director and	March 22, 2013
David Trick	Chief Financial Officer (Principal Financial Officer)

/S/ ROBERT B. EISMAN	Senior Managing Director and	March 22, 2013
Robert B. Eisman	Chief Accounting Officer (Principal Accounting Officer)

/S/ JILL M. CONSIDINE*	Director	March 22, 2013
Jill M. Considine

/S/ PAUL DEROSA*	Director	March 22, 2013
Paul DeRosa

/S/ PHILIP N. DUFF*	Director	March 22, 2013
Philip N. Duff

/S/ THOMAS C. THEOBALD*	Director	March 22, 2013
Thomas C. Theobald

/S/ LAURA S. UNGER*	Director	March 22, 2013
Laura S. Unger

/S/ HENRY D.G. WALLACE*	Director	March 22, 2013
Henry D.G. Wallace

*By	/S/ STEPHEN KSENAK	Attorney-in-fact
Stephen Ksenak

INDEX TO EXHIBITS

Exhibit Number	Description

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Power of Attorney for directors of Ambac Financial Group, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.