Form 10-Q
period 2013-03-31
AMBAC FINANCIAL GROUP INC
filed 2013-05-15
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 9, 2013, 45,000,000 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Part I Financial Information

Item 1.	Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Consolidated Balance Sheets

(Dollars in Thousands)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $4,657,096 in 2013 and $4,751,824 in 2012)	$5,402,290	$5,402,395
Fixed income securities pledged as collateral, at fair value (amortized cost of $228,066 in 2013 and $265,517 in 2012)	228,228	265,779
Short-term investments, at fair value (amortized cost of $767,919 in 2013 and $661,219 in 2012)	767,932	661,658
Other investments, at fair value	113,812	100

Total investments	6,512,262	6,329,932
Cash	53,135	43,837
Receivable for securities	40,822	761
Investment income due and accrued	33,944	39,742
Premium receivables	1,543,098	1,620,621
Reinsurance recoverable on paid and unpaid losses	160,682	159,086
Deferred ceded premium	170,032	177,893
Subrogation recoverable	545,007	497,346
Deferred acquisition costs	192,306	199,160
Loans	8,691	9,203
Derivative assets	112,811	126,106
Other assets	40,365	39,715
Variable interest entity assets:
Fixed income securities, at fair value	2,414,607	2,261,294
Restricted cash	2,258	2,290
Investment income due and accrued	1,338	4,101
Loans (includes $14,116,811 and $15,359,073 at fair value)	14,327,840	15,568,711
Other assets	5,462	5,467

Total assets	$26,164,660	$27,085,265

Liabilities and Stockholders’ Equity:
Liabilities:
Liabilities subject to compromise	$1,704,641	$1,704,904
Unearned premiums	2,623,445	2,778,401
Losses and loss expense reserve	6,590,216	6,619,486
Ceded premiums payable	92,085	94,527
Obligations under investment agreements	357,371	356,091
Obligations under investment repurchase agreements	5,926	5,926
Deferred taxes	1,540	1,586
Current taxes	97,274	96,778
Long-term debt	153,873	150,170
Accrued interest payable	246,378	228,835
Derivative liabilities	505,746	531,315
Other liabilities	91,057	102,488
Payable for securities purchased	17,051	25
Variable interest entity liabilities:
Accrued interest payable	828	3,618
Long-term debt (includes $13,996,531 and $15,200,538 at fair value)	14,229,373	15,436,008
Derivative liabilities	2,317,625	2,221,781
Other liabilities	301	293

Total liabilities	29,034,730	30,332,232

Stockholders’ deficit:
Preferred stock	—	—
Common stock	3,080	3,080
Additional paid-in capital	2,172,027	2,172,027
Accumulated other comprehensive income	720,071	625,385
Accumulated deficit	(6,015,025)	(6,297,264)
Common stock held in treasury at cost	(410,695)	(410,755)

Total Ambac Financial Group, Inc. stockholders’ deficit	(3,530,542)	(3,907,527)
Noncontrolling interest	660,472	660,560

Total stockholders’ deficit	(2,870,070)	(3,246,967)

Total liabilities and stockholders’ deficit	$26,164,660	$27,085,265

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Consolidated Statements of Total Comprehensive Income (Unaudited)

(Dollars in Thousands, Except Share Data)	Three Months March 31,
	2013	2012
Revenues:
Net premiums earned	$100,256	$94,950
Net investment income:
Securities available-for-sale and short-term	85,612	112,117
Other investments	(543)	—

Total net investment income	85,069	112,117
Other-than-temporary impairments:
Total other-than-temporary impairment losses	—	(4,604)
Portion of loss recognized in other comprehensive income	—	1,533

Net other-than-temporary impairment losses recognized in earnings	—	(3,071)
Net realized investment gains	46,060	392
Change in fair value of credit derivatives:
Realized gains and other settlements	2,509	3,254
Unrealized gains (losses)	10,278	(10,476)

Net change in fair value of credit derivatives	12,787	(7,222)
Derivative products	(569)	46,957
Other income	9,498	64,793
Income on variable interest entities	38,326	15,220

Total revenues before expenses and reorganization items	291,427	324,136

Expenses:
Losses and loss expenses	(51,135)	(2,320)
Underwriting and operating expenses	34,429	36,534
Interest expense	23,165	33,839

Total expenses before reorganization items	6,459	68,053

Pre-tax income from continuing operations before reorganization items	284,968	256,083
Reorganization items	2,059	2,461

Pre-tax income from continuing operations	282,909	253,622
Provision for income taxes	657	300

Net income	$282,252	$253,322
Less: net (loss) income attributable to the noncontrolling interest	(47)	2

Net income attributable to common shareholders	$282,299	$253,320

Other comprehensive income, after tax:
Net income	$282,252	$253,322

Unrealized gain (loss) on securities, net of deferred income taxes of $0	94,098	(16,852)
(Loss) gain on foreign currency translation, net of deferred income taxes of $0	(261)	3,213
Amortization of postretirement benefit, net of tax of $0	808	(3,792)

Total other comprehensive income (loss), net of tax	94,645	(17,431)

Total comprehensive income	376,897	235,891
Less: comprehensive (loss) income attributable to the noncontrolling interest:
Net (loss) income	(47)	2
Currency translation adjustments	(41)	31

Total comprehensive income attributable to Ambac Financial Group, Inc.	376,985	235,858

Net income per share attributable to Ambac Financial Group, Inc. common shareholders	$0.93	$0.84

Net income per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$0.93	$0.84

Weighted-average number of common shares outstanding:
Basic	302,469,516	302,466,328
Diluted	302,579,254	302,580,597

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2012	($3,149,533)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)	$663,442
Total comprehensive income	235,891	253,320	(17,462)					33
Stock-based compensation	(338)	(338)
Shares issued under equity plans	338						338

Balance at March 31, 2012	($2,913,642)	($5,786,940)	$445,797	$—	$3,080	$2,172,027	($411,081)	$663,475

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2013	($3,246,967)	($6,297,264)	$625,385	$—	$3,080	$2,172,027	($410,755)	$660,560
Total comprehensive income	376,897	282,299	94,686					(88)
Stock-based compensation	(60)	(60)
Shares issued under equity plans	60						60

Balance at March 31, 2013	($2,870,070)	($6,015,025)	$720,071	$—	$3,080	$2,172,027	($410,695)	$660,472

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
(Dollars in Thousands)
Cash flows from operating activities:
Net income attributable to common shareholders	$282,299	$253,320
Noncontrolling interest in subsidiaries’ earnings	(47)	2

Net income	$282,252	$253,322
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	727	820
Amortization of bond premium and discount	(42,421)	(64,542)
Reorganization items	2,059	2,461
Deferred income taxes	(46)	—
Current income taxes	496	300
Deferred acquisition costs	6,854	4,509
Unearned premiums, net	(147,095)	(146,928)
Losses and loss expenses, net	(78,527)	9,785
Ceded premiums payable	(2,442)	(15,912)
Investment income due and accrued	5,798	5,497
Premium receivables	77,523	110,943
Accrued interest payable	17,543	26,684
Net mark-to-market (gains) losses	(10,278)	10,476
Net realized investment gains	(46,060)	(392)
Other-than-temporary impairment charges	—	3,071
Variable interest entity activities	(38,326)	(15,220)
Other, net	49,273	(144,524)

Net cash provided by operating activities	77,330	40,350

Cash flows from investing activities:
Proceeds from sales of bonds	120,603	35,024
Proceeds from matured bonds	255,664	208,133
Purchases of bonds	(243,006)	(182,008)
Other investments, net	(113,712)	—
Change in short-term investments	(106,274)	(110,751)
Loans, net	512	(247)
Change in swap collateral receivable	1,740	41,046
Other, net	20,508	85

Net cash used in investing activities	(63,965)	(8,718)

Cash flows from financing activities:
Paydowns of variable interest entity secured borrowing	(4,067)	(7,280)
Payments for investment and repurchase agreement draws	—	(420)

Net cash used in financing activities	(4,067)	(7,700)

Net cash flow	9,298	23,932
Cash at January 1	43,837	15,999

Cash at March 31	$53,135	$39,931

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$229	$—
Interest on variable interest entity secured borrowing	$218	$429
Interest on investment agreements	$1,724	$3,072
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$3,246	$1,641

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Ambac’s 2012 Annual Report on Form 10-K. Certain reclassifications may have been made to prior periods’ amounts to conform to the current period’s presentation.

Ambac Financial Group, Inc.

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). The Company, as debtor and debtor-in-possession, filed a Fifth Amended Plan of Reorganization on March 12, 2012, which was confirmed by order of the Bankruptcy Court on March 14, 2012 and modified in accordance with orders entered by the Bankruptcy Court on April 29, 2013 (such Fifth Amended Plan of Reorganization, as so modified, the “Reorganization Plan”). On April 30, 2013, Ambac executed a closing agreement with the United States Internal Revenue Service (the “IRS”) to conclude the settlement of a dispute with the IRS (the “IRS Settlement”), and concurrently paid $1,900, while the Segregated Account (as defined below) paid $100,000, to the United States in connection with such settlement. This closing agreement represented the final material contingency under the Reorganization Plan required for the adoption of fresh start reporting. On May 1, 2013 (the “Effective Date”), the Reorganization Plan became effective and Ambac emerged from bankruptcy.

Pursuant to the Reorganization Plan, Ambac distributed 45,000,000 shares of new common stock on May 1, 2013, consisting of (1) 43,946,750 shares to holders of senior debt securities outstanding prior to the Effective Date with claims against the Company of approximately $1,246,129 that were discharged in the bankruptcy case; (2) 378,250 shares to holders of allowed general unsecured claims against the Company in the aggregate amount of approximately $14,328 that were discharged in the bankruptcy case; and (3) 675,000 shares to holders of subordinate debt securities outstanding prior to the Effective Date with claims against the Company of approximately $444,183 that were discharged in the bankruptcy case. We have reserved approximately 10,000 shares for possible future distributions to holders of disputed general unsecured claims when such claims are resolved. Under the Reorganization Plan Ambac also distributed warrants to (1) the aforementioned holders of allowed general unsecured claims, which entitle such holders to acquire an additional 42,424 shares of new common stock of the Company at an exercise price of $16.67 per share at any time on or prior to April 30, 2023 and (2) the aforementioned holders of subordinate debt securities, which entitle such holders to acquire an additional 5,004,714 shares of new common stock of the Company at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. The new common stock and warrants were listed on NASDAQ and began trading under the symbols “AMBC” and “AMBCW,” respectively, on May 1, 2013. All such common stock and warrants were issued without registration under the Securities Act of 1933, as amended, or state securities laws, in reliance on Section 1145 of the Bankruptcy Code. The common stock of the Company in existence prior to the Effective Date was cancelled on the Effective Date and the holders of such stock did not receive, and will not receive, any distributions under the Reorganization Plan.

In addition to the distributions described above, the Company may be required to distribute additional new common stock and warrants to claimholders in its Chapter 11 case and will need to make cash payments in respect of allowed administrative claims and professional fees relating to its bankruptcy. On or before the date that is thirty (30) days after the Effective Date, all entities holding claims arising from the rejection of executory contracts or unexpired leases must file such claims in accordance with the procedures prescribed by the Bankruptcy Court. Any allowed claims arising from the rejection of the Company’s executory contracts or unexpired leases would be classified as general unsecured claims, entitling the holders thereof to receive new common stock as warrants in accordance with the Reorganization Plan. On or before the date that is forty-five (45) days after the Effective Date, requests for the payment of certain administrative claims must be filed and served on the Company pursuant to the procedures prescribed by the Bankruptcy Court. The Company will pay any such allowed claims in cash. On or before the date that is sixty (60) days after the Effective Date, all entities holding claims for accrued professional compensation, must file and serve on the Company and certain other parties a final application for the allowance of such claims. The Company will pay any such allowed claims in cash.

Pursuant to the Mediation Agreement, dated September 21, 2011 (the “Mediation Agreement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance Corporation (“Ambac Assurance”), the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”), the Commissioner of Insurance of the State of Wisconsin, as the court-appointed rehabilitator of the Segregated Account (the “Rehabilitator”), and the Wisconsin Office of the Commissioner of Insurance (“OCI”), the terms of which formed an integral part of the Reorganization Plan, Ambac Assurance transferred $30,000 from an escrow account to Ambac on the Effective Date. Additionally, the Segregated Account issued a Junior Surplus Note in the amount of $350,000 to Ambac on the Effective Date in accordance with the Mediation Agreement. No payment of interest on or principal of Segregated Account Junior Surplus Notes may be made until all existing and future indebtedness of the Segregated Account, including Segregated Account Surplus Notes, policy claims and claims having statutory priority have been paid in full. All payments of principal and interest on Segregated Account Junior Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Junior Surplus Notes, such interest will accrue and compound annually until paid.

As of the Effective Date, the Company was generally discharged and released from all pre-Effective Date debts, liabilities, claims, causes of action and interests in accordance with the provisions of the Reorganization Plan. Holders of claims and equity interests are also generally barred from commencing or continuing any action or proceeding relating to such claims, causes of action or interests. The Reorganization Plan also provides for broad exculpation and releases of the Company, Ambac Assurance, the Segregated Account, OCI, the Rehabilitator, the board of directors and board committees of the Company and Ambac Assurance, all individual directors, officers and employees of the Company and Ambac Assurance, the Creditors’ Committee and the individual members thereof, and each of the respective representatives of such parties, for actions or omissions that occurred on or prior to the Effective Date.

As provided for in the Reorganization Plan, Ambac’s Amended and Restated Certificate of Incorporation and revised Bylaws became effective on the Effective Date. Pursuant to the Amended and Restated Certificate of Incorporation of Ambac, Ambac is authorized to issue 150,000,000 shares of capital stock, consisting of 130,000,000 shares of common stock, par value $0.01 per share and 20,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Reorganization Plan and the bylaws of the reorganized Company, the Board of Directors of Ambac now consists of Ambac’s Chief Executive Officer and three other Directors selected by the pre-Effective Date creditors of the Company. The Reorganization Plan provides for a fifth Director to be selected by the Creditors’ Committee within 60 days of the Effective Date.

Ambac’s Amended and Restated Certificate of Incorporation limits voting and transfer rights of shareholders in significant ways. Article IV contains voting restrictions applicable to any person owning at least 10% of Ambac’s common stock so that such person shall not be entitled to cast votes in excess of one vote less than 10% of the votes entitled to be cast by all common stock holders, except as otherwise approved by OCI. Article XII generally prohibits transfers of common stock to the extent that, as a result of such transfer, either (i) the transferee would become the beneficial owner of 5% or more of the Company’s outstanding stock or (ii) the percentage stock ownership interest in the Company of any existing beneficial owner of 5% or more of the Company’s outstanding stock would be increased. A purported transferee of such a prohibited transfer shall not be recognized as a shareholder of Ambac for any purpose whatsoever in respect of the shares of common stock which comprise the prohibited transfer. The Board of Directors of Ambac may grant exceptions to the restrictions of Article XII. Furthermore, on September 27, 2012, the Bankruptcy Court entered an order (the “Trading Order”), amending and restating an order entered on November 30, 2010, establishing procedures for certain pre-Effective Date transfers or acquisitions of equity interests in and claims (including debt securities) against the Company. The Bankruptcy Court retains jurisdiction after the Effective Date to enforce the Trading Order with respect to pre-Effective Date violations of the Trading Order.

Upon emergence from bankruptcy the Company will adopt fresh start reporting, as described more fully in Note 14. The adoption of fresh start accounting principles reflects the Company’s becoming a new entity for financial reporting purposes. Accordingly, the financial statements as of the Fresh Start Reporting Date (as defined in Note 14) and for subsequent periods will report the results of the new entity with no beginning retained earnings. Such financial statements will not be comparable to the financial statements prior to emergence.

Segregated Account of Ambac Assurance Corporation

Ambac Assurance is Ambac’s principal operating subsidiary. In March 2010, Ambac Assurance established the Segregated Account pursuant to Wisc. Stat. §611.24(2) to segregate certain segments of Ambac Assurance’s liabilities, and OCI commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Net par exposure as of March 31, 2013 for policies allocated to the Segregated Account is $26,122,693.

In 2010, Ambac Assurance issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. Interest on the Secured Note accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. The Segregated Account has the ability to demand payment from time to time to pay claims and other liabilities. The balance of the Secured Note is $358,568 at March 31, 2013, including capitalized interest since the date of issuance. In addition, once the Secured Note has been exhausted, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities.

Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement are not capped. At March 31, 2013, insurance liabilities for policies allocated to the Segregated Account were $6,211,471. At March 31, 2013, Ambac Assurance’s surplus as regards to policyholders of $159,451 exceeds the Minimum Surplus Amount.

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

The Segregated Account Rehabilitation Plan has not been made effective and is subject to modification. On June 4, 2012, the Rehabilitation Court approved a motion made by the Rehabilitator to make partial interim policy claim payments to Segregated Account policyholders. In accordance with such approval, on August 1, 2012, the Rehabilitator promulgated Rules Governing the Submission, Processing and Partial Payment of Policy Claims in accordance with the June 4, 2012 Interim Cash Payment Order (the “Policy Claim Rules”). Pursuant to the Policy Claim Rules, with effect from August 1, 2012, holders of policies allocated to the Segregated Account were, and continue to be, allowed to submit policy claims for review and partial payment equating to 25% of the permitted policy claim amount. The Rehabilitator is considering seeking approval from the Rehabilitation Court for the Segregated Account to make cash payments in excess of 25% of the permitted policy claim amount (“Supplemental Payments”) with respect to certain insured securities so that cash flow in the related securitization trusts that would have been available to reimburse Ambac Assurance had it paid claims in full is not diverted to uninsured holders who would not have received such cash flow if claims had been paid in full. Without making such Supplemental Payments, Ambac Assurance would likely realize lower levels of reimbursements than currently contemplated by our reserves in the relevant transactions as cash flow that would have been available for the benefit of Ambac Assurance would be lost to such uninsured holders. It is presently anticipated that the Rehabilitator will initially identify approximately 14 transactions on which the Segregated Account would make Supplemental Payments.

The Rehabilitator has informed the Company that it intends to seek rulings from the IRS as to certain tax issues associated with potential amendments to the Segregated Account Rehabilitation Plan. Pursuant to such amendments, surplus notes would not be issued with respect to the unpaid balance of permitted policy claims, but such balance would be recorded by the Segregated Account as outstanding policy obligations which would accrue interest at a rate of 5.1%, compounded annually until paid (any such outstanding policy obligation, including accrued interest thereon, being a “Deferred Amount”). If favorable rulings are received by the Rehabilitator from the IRS as to such tax issues, then the Rehabilitator would likely file amendments to the Segregated Account Rehabilitation Plan to provide for Deferred Amounts to be established, rather than for surplus notes to be issued, with respect to the unpaid portion of permitted policy claims. The timing and likelihood of such amendments to the Segregated Account Rehabilitation Plan are presently unclear, but such amendments would result in a material change to our financial results.

2. DEBTOR IN POSSESSION FINANCIAL INFORMATION

Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852 “Reorganizations”. In accordance with ASC Topic 852, following the date Ambac filed its Chapter 11 petition, we discontinued recording interest expense on debt classified as Liabilities subject to compromise, which amounted to $232,556 as of March 31, 2013. The stated contractual interest on debt classified as Liabilities subject to compromise amounted to $20,660 and $24,162 for the three months ended as of March 31, 2013 and March 31, 2012, respectively. As required by ASC Topic 852, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the bankruptcy. The Liabilities subject to compromise in the Consolidated Balance Sheets consists of the following:

	March 31, 2013	December 31, 2012
Debt obligations and accrued interest payable	$1,690,312	$1,690,312
Accounts payable	14,329	14,592

Consolidated liabilities subject to compromise	1,704,641	1,704,904
Payable to non-debtor subsidiaries	—	35

Debtor’s Liabilities subject to compromise	$1,704,641	$1,704,939

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC Topic 852. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their allowable claim amounts. The reorganization items in the Consolidated Statements of Total Comprehensive Income for the three months ended March 31, 2013 and 2012 consisted of the following items:

	Three months ended March 31, 2013	Three months ended March 31, 2012
U.S. Trustee fees	$10	$20
Professional fees	2,049	2,441

Total reorganization items	$2,059	$2,461

3. SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES

Ambac, through its subsidiaries, has engaged in transactions with special purpose entities, including variable interest entities (“VIEs”), in various capacities. Ambac most commonly has provided financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. In 2011, Ambac Assurance entered into a secured borrowing transaction under which two VIEs were created for the purpose of resecuritizing certain invested assets and collateralizing the borrowing. These VIEs are consolidated because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guarantees the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction was $10,521 and $14,588 as of March 31, 2013 and December 31, 2012, respectively. The debt represents the senior-most tranche of the securitization structure and is to be repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance. Such securities had a fair value of $218,735 and $201,329 as of March 31, 2013 and December 31, 2012, respectively. Refer to Note 8, Investments for further discussion of the restrictions on these securities.

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

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac Assurance’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments—Equity Method in Joint Ventures. Refer to Note 7 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At March 31, 2013 and December 31, 2012 the fair value of these entities is $14,230 and $14,557, respectively, and is reported within Other assets on the Consolidated Balance Sheets. The change in fair value of these entities is ($327) and ($756) for the three months ended March 31, 2013 and 2012, respectively.

Since their inception, there have been 15 individual transactions with these entities, of which 3 transactions were outstanding as of March 31, 2013. Total principal amount of debt outstanding was $464,495 and $466,938 at March 31, 2013 and December 31, 2012, respectively. In each case, Ambac sold assets to these entities. The assets are composed of utility obligations with a weighted average rating of BBB+ at March 31, 2013 and weighted average life of 8.7 years. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of March 31, 2013 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during the three months ended March 31, 2013 and 2012. Ambac Assurance earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $30 and $145 for the three months ended March 31, 2013 and 2012, respectively. Ambac was not presented with claims on insurance policies issued to these entities during the three months ended March 31, 2013 and 2012, but did receive recoveries of $1,455 and $134 in respect of previously paid claims for the three months ended March 31, 2013 and 2012, respectively. Ambac also earned fees for providing other services amounting to $2 and $11 for the three months ended March 31, 2013 and 2012, respectively.

Derivative contracts are provided by Ambac Financial Services (“AFS”), Ambac’s derivative products subsidiary, to these entities. Ambac accounts for these contracts on a trade date basis at fair value. AFS paid $93 and $138 for the three months ended March 31, 2013 and 2012, respectively, under these derivative contracts.

Consolidation of VIEs:

Upon initial consolidation of a VIE, we recognize a gain or loss in earnings for the difference between: (i) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and (ii) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a VIE, we recognize a gain or loss for the difference between: (i) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and (ii) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Income on variable interest entities.

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

As of March 31, 2013 consolidated VIE assets and liabilities relating to 18 consolidated entities were $16,751,505 and $16,548,127, respectively. As of December 31, 2012, consolidated VIE assets and liabilities relating to 18 consolidated entities were $17,841,863 and $17,661,700, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.

The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Investments:
Corporate obligations	$2,414,607	$2,261,294

Total variable interest entity assets: Fixed income securities	$2,414,607	$2,261,294

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of March 31, 2013 and December 31, 2012:

	Estimated fair value	Unpaid principal balance
March 31, 2013:
Loans	$14,116,811	$12,522,933
Long-term debt	$13,996,531	$13,893,522
December 31, 2012:
Loans	$15,359,073	$13,995,141
Long-term debt	$15,200,538	$15,460,530

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of March 31, 2013 and December 31, 2012:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
March 31, 2013:
Global Structured Finance:
Collateralized debt obligations	$8,880,445	$7,656	$10,922	$104,544
Mortgage-backed—residential	21,936,226	645,742	3,875,478	—
Mortgage-backed—commercial	610,872	—	—	2,788
Other consumer asset-backed	5,755,161	98,185	1,120,657	38,018
Other commercial asset-backed	9,611,024	420,513	1,196,286	9,427
Other	5,257,351	129,485	607,600	5,475

Total Global Structured Finance	52,051,079	1,301,581	6,810,943	160,252
Global Public Finance	35,730,898	524,309	606,981	29,470

Total	$87,781,977	$1,825,890	$7,417,924	$189,722

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
December 31, 2012:
Global Structured Finance:
Collateralized debt obligations	$10,176,522	$9,673	$13,328	$113,057
Mortgage-backed—residential	24,008,616	603,867	3,969,336	—
Mortgage-backed—commercial	643,387	—	—	2,418
Other consumer asset-backed	5,895,377	101,494	1,042,522	45,610
Other commercial asset-backed	10,192,858	451,048	1,215,074	7,293
Other	5,505,007	132,004	590,017	4,393

Total Global Structured Finance	56,421,767	1,298,086	6,830,277	172,771
Global Public Finance	37,096,228	542,179	633,358	28,663

Total	$93,517,995	$1,840,265	$7,463,635	$201,434

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represent the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

4. COMPREHENSIVE INCOME

The following table displays the changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2013:

	Unrealized Gains (Losses) on Available- for-Sale Securities (1)	Loss on Foreign Currency Translation (1)	Amortization of Postretirement Benefit (1)	Total
Balance at December 31, 2012	$651,272	$(20,027)	$(5,860)	$625,385

Other comprehensive income before reclassifications	100,180	(220)	—	99,960
Amounts reclassified from accumulated other comprehensive income	(6,082)	—	808	(5,274)

Net current period other comprehensive income	94,098	(220)	808	94,686

Balance at March 31, 2013	$745,370	$(20,247)	$(5,052)	$720,071

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.

The following table displays the significant amounts reclassed out of each component of accumulated other comprehensive income for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)	Affected Line Item in the Consolidated Statement of Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$6,082	Net realized investment gains
	—	Tax (expense) benefit

	$6,082	Net of tax and noncontrolling interest (3)

Amortization of Postretirement Benefit
Prior service cost	$(1,707)	Underwriting and operating expenses (2)
Actuarial gains (losses)	899	Underwriting and operating expenses (2)

	(808)	Total before tax
	—	Tax (expense) benefit

	$(808)	Net of tax and noncontrolling interest (3)

Total reclassifications for the period	$5,274	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to profit/loss.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.

5. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Common shares outstanding includes common stock issued plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock less treasury shares. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to nonvested restricted stock units. These dilutive shares totaled 109,738 and 114,269 from the assumed settlement of diluted nonvested restricted stock units at March 31, 2013 and 2012, respectively. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for years ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Stock options	480,350	887,672

In connection with Ambac’s emergence from bankruptcy in the second quarter of 2013, Ambac’s pre-Effective Date common stock and equity interests, including stock options, warrants and other rights to acquire shares, have been cancelled. Accordingly, the stock options and restricted stock units referenced in the table above will not be antidilutive to the new common stock that was issued in May 2013.

6. FINANCIAL GUARANTEE INSURANCE CONTRACTS

Net Premiums Earned:

Amounts presented in this Note relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at March 31, 2013 and December 31, 2012, were 2.7% and 2.6%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2013 and December 31, 2012, were 9.8 years and 9.6 years, respectively.

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

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premiums receivable, management evaluates the internal ratings of the transactions underlying the premiums receivable. As of March 31, 2013 and December 31, 2012, approximately 40% of the premiums receivable related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade MBS, student loan transactions and a certain asset-backed transaction, which comprised 7%, 9%, and 15% of the total premiums receivable at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, $119,162 and $118,961, respectively, of premium receivables relating to a non-investment obligation were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at March 31, 2013.

Below is the gross premium receivable roll-forward (direct and assumed contracts) for the periods ended March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Beginning premium receivable	$1,620,621	$2,028,479
Premium payments received	(35,115)	(155,626)
Adjustments for changes in expected life of homogeneous pools and actual changes to contractual cash flows	(14,524)	(299,906)
Accretion of premium receivable discount	11,190	50,407
Uncollectible premiums	(201)	(28,031)
Other adjustments (including foreign exchange)	(38,873)	25,298

Ending premium receivable	$1,543,098	$1,620,621

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Accelerated premium revenue for retired obligations for the three months ended March 31, 2013 and 2012 were $29,360 and $15,790, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated. The effect of reinsurance on premiums written and earned was as follows:

	Three Months Ended March 31,
	2013		2012
	Written	Earned	Written	Earned
Direct	($3,530)	$107,079	($92,594)	$97,148
Assumed	—	24	—	25
Ceded	1,014	(6,847)	16,854	(2,223)

Net premiums	($2,516)	$100,256	($75,740)	$94,950

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at March 31, 2013:

	Future premiums expected to be collected (1)	Future expected premiums to be earned, net of reinsurance (1)
Three months ended:
June 30, 2013	$34,028	$58,929
September 30, 2013	32,009	55,616
December 31, 2013	30,709	52,685

Twelve months ended:
December 31, 2014	132,258	194,154
December 31, 2015	126,751	177,515
December 31, 2016	120,311	165,528
December 31, 2017	114,183	154,685

Five years ended:
December 31, 2022	502,819	639,948
December 31, 2027	396,110	452,156
December 31, 2032	283,899	290,129
December 31, 2037	149,835	149,612
December 31, 2042	51,437	42,639
December 31, 2047	15,846	14,828
December 31, 2052	3,639	4,692
December 31, 2057	92	297

Total	$1,993,926	$2,453,413

(1)	The future premiums expected to be collected and future premiums expected to be earned, net of reinsurance disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

Loss and Loss Expense Reserves:

A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash flows required to be paid under an insurance contract, over (b) the UPR for that contract. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the three months ended March 31, 2013 and the year ended December 31, 2012:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Beginning balance of loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,974,731	$6,230,780

Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	4,083	464,058
Paid claims and loss expenses, net of subrogation and reinsurance	(58)	(20,765)
Establishment of RMBS subrogation recoveries, net of reinsurance	(188)	—

Total current year	3,837	443,293

Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(129,090)	72,700
Paid claims and loss expenses, net of subrogation and reinsurance	12,365	(944,860)
Change in previously established RMBS subrogation recoveries, net of reinsurance	34,617	172,818

Total prior years	(82,108)	(699,342)

Net change in loss and loss expense reserves	(78,271)	(256,049)

Ending loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,896,460	$5,974,731

The positive development in loss reserves established in prior years for the three months ended March 31, 2013 was primarily due to the strengthening of collateral supporting sub-prime RMBS exposures which resulted in lower expected ultimate losses and lower expected subrogation recoveries related to representation and warranty breaches (“RMBS subrogation recoveries”) on insured RMBS securitizations.

The change in net loss and loss expense reserves of ($78,271) and ($256,049) for the three months ended March 31, 2013 and year ended December 31, 2012, respectively, are included in loss and loss expenses in the Consolidated Statement of Total Comprehensive Income. Loss expense reserves are established for surveillance, legal and other mitigation expenses associated with adversely classified credits. Total net loss expense reserves, included in the above table, were $134,477 and $136,790 at March 31, 2013 and December 31, 2012, respectively. Total loss and loss expense of ($51,135) and ($2,320) for the three month periods ended March 31, 2013 and 2012, respectively, are included in loss and loss expenses in the Consolidated Statement of Total Comprehensive Income. During the three month periods ended March 31, 2013 and 2012, respectively, reinsurance recoveries of losses included in loss and loss expenses in the Consolidated Statements of Total Comprehensive Income were $3,881 and $12,518, respectively.

The tables below summarize information related to policies currently included in Ambac’s loss reserves or subrogation recoverable at at March 31, 2013 and December 31, 2012. The weighted average risk-free rate used to discount loss reserves at March 31, 2013 and December 31, 2012 was 2.2% and 1.6%, respectively.

Surveillance Categories (at March 31, 2013)

	I/SL	IA	II	III	IV	V	Total
Number of policies	13	19	23	100	149	1	305
Remaining weighted-average contract period (in years)	13	19	20	19	7	6	12
Gross insured contractual payments outstanding:
Principal	$375,901	$1,720,891	$1,204,275	$7,567,920	$12,001,394	$47	$22,870,428
Interest	217,054	1,286,857	535,433	3,574,483	2,421,012	18	8,034,857

Total	$592,955	$3,007,748	$1,739,708	$11,142,403	$14,422,406	$65	$30,905,285

Gross undiscounted claim liability	$6,442	$56,453	$42,156	$4,036,278	$7,973,957	$65	$12,115,351
Discount, gross claim liability	(525)	(4,740)	(8,465)	(1,367,508)	(900,496)	(2)	(2,281,736)

Gross claim liability before all subrogation and before reinsurance	$5,917	$51,713	$33,691	$2,668,770	$7,073,461	$63	$9,833,615

Less:
Gross RMBS subrogation(1)	—	(93)	—	(6,417)	(2,490,885)	—	(2,497,395)
Discount, RMBS subrogation	—	1	—	18	10,007	—	10,026

Discounted RMBS subrogation, before reinsurance	—	(92)	—	(6,399)	(2,480,878)	—	(2,487,369)

Less:
Gross other subrogation(2)	—	—	(20,043)	(139,834)	(779,446)	—	(939,323)
Discount, other subrogation	—	—	7,644	22,212	36,059	—	65,915

Discounted other subrogation, before reinsurance	—	—	(12,399)	(117,622)	(743,387)	—	(873,408)

Gross claim liability, net of all subrogation and discounts, before reinsurance	$5,917	$51,621	$21,292	$2,544,749	$3,849,196	$63	$6,472,838

Less: Unearned premium reserves	(3,931)	(30,958)	(10,341)	(413,644)	(104,597)	—	(563,471)
Plus: Loss adjustment expenses reserves	—	32	3,300	5,593	126,917	—	135,842

Claim liability reported on Balance Sheet, before reinsurance(3)	$1,986	$20,695	$14,251	$2,136,698	$3,871,516	$63	$6,045,209

Reinsurance recoverable reported on Balance Sheet	$—	$2,781	$2,465	$137,915	$17,521	$—	$160,682

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.
(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.

(3)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential subrogation recoveries of $2,482,302)	$6,590,216
Subrogation recoverable (includes gross potential recovery of $878,475)	(545,007)

$6,045,209

Surveillance Categories (at December 31, 2012)

	I/SL	IA	II	III	IV	V	Total
Number of policies	14	12	28	114	147	1	316
Remaining weighted-average contract period (in years)	15	21	18	20	8	6	13
Gross insured contractual payments outstanding:
Principal	$311,157	$786,998	$1,245,793	$9,161,747	$12,554,628	$47	$24,060,370
Interest	166,276	715,129	379,237	4,905,775	3,076,746	20	9,243,183

Total	$477,433	$1,502,127	$1,625,030	$14,067,522	$15,631,374	$67	$33,303,553

Gross undiscounted claim liability	$2,135	$40,898	$49,521	$4,051,076	$7,976,765	$67	$12,120,462
Discount, gross claim liability	(219)	(3,532)	(3,247)	(1,342,910)	(788,720)	(3)	(2,138,631)

Gross claim liability before all subrogation and before reinsurance	$1,916	$37,366	$46,274	$2,708,166	$7,188,045	$64	$9,981,831

Less:
Gross RMBS subrogation(1)	—	—	—	(16,170)	(2,544,993)	—	(2,561,163)
Discount, RMBS subrogation	—	—	—	312	37,626	—	37,938

Discounted RMBS subrogation, before reinsurance	—	—	—	(15,858)	(2,507,367)	—	(2,523,225)

Less:
Gross other subrogation(2)	—	—	—	(141,012)	(766,717)	—	(907,729)
Discount, other subrogation	—	—	—	21,238	15,711	—	36,949

Discounted other subrogation, before reinsurance	—	—	—	(119,774)	(751,006)	—	(870,780)

Gross claim liability, net of all subrogation and discounts, before reinsurance	$1,916	$37,366	$46,274	$2,572,534	$3,929,672	$64	$6,587,826

Less: Unearned premium reserves	(1,179)	(21,626)	(17,120)	(450,247)	(113,622)	—	(603,794)
Plus: Loss adjustment expenses reserves	$—	$—	$—	$—	$138,108	$—	$138,108

Claim liability reported on Balance Sheet, before reinsurance(3)	$737	$15,740	$29,154	$2,122,287	$3,954,158	$64	$6,122,140

Reinsurance recoverable reported on Balance Sheet	$—	$1,078	$7,085	$128,333	$22,590	$—	$159,086

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.
(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.

(3)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Loss and loss expense reserve (net of potential subrogation recoveries of $2,611,430)	$6,619,486
Subrogation recoverable (includes gross potential recovery of $782,575)	(497,346)

$6,122,140

Loss and loss expense reserves ceded to reinsurers at March 31, 2013 and December 31, 2012 were $148,749 and $147,409, respectively. Amounts were included in reinsurance recoverable on the Consolidated Balance Sheets.

Ambac records estimated subrogation recoveries for breaches of representations and warranties by sponsors of certain RMBS transactions utilizing an Adverse and Random Sample approach. Ambac has recorded RMBS subrogation recoveries of $2,487,369 ($2,460,389 net of reinsurance) and $2,523,225 ($2,497,233 net of reinsurance) at March 31, 2013 and December 31, 2012, respectively. The balance of RMBS subrogation recoveries and the related claim liabilities, by estimation approach, at March 31, 2013 and December 31, 2012, are as follows:

	March 31, 2013
Approach	Count	Gross loss reserve before subrogation recoveries	Subrogation recoveries(1) (2)	Gross loss reserve after subrogation recoveries
Adverse samples	29	$2,424,630	$(1,483,726)	$940,904
Random samples	20	1,015,011	(1,003,643)	11,368

Totals	49	$3,439,641	$(2,487,369)	$952,272

	December 31, 2012
Approach	Count	Gross loss reserve before subrogation recoveries	Subrogation recoveries (1) (2)	Gross loss reserve after subrogation recoveries
Adverse samples	27	$2,331,878	$(1,442,817)	$889,061
Random samples	22	1,231,466	(1,080,408)	151,058

Totals	49	$3,563,344	$(2,523,225)	$1,040,119

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of RMBS subrogation recoveries may exceed the expected future claims for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than expected future claims, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability.
(2)	The sponsor’s repurchase obligation may differ depending on the terms of the particular transaction and the status of the specific loan, such as whether it is performing or has been liquidated or charged off. The estimated subrogation recovery for these transactions is based primarily on loan level data provided through trustee reports received in the normal course of our surveillance activities or provided by the sponsor. While this data may not include all the components of the sponsor’s contractual repurchase obligation we believe it is the best information available to estimate the subrogation recovery.

Below is the rollforward of RMBS subrogation, by estimation approach, for the period December 31, 2012 through March 31, 2013:

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2012	$1,080,408	22	$1,442,817	27	$2,523,225

Changes recognized in 2013:
Additional transactions reviewed	—	n/a	—	n/a	—
Additional adverse sample loans reviewed	—	n/a	—	n/a	—
Impact of sponsor actions (1)	(54,195)	(2)	—	n/a	(54,195)
All other changes (2)	(22,570)	n/a	40,909	2	18,339

Discounted RMBS subrogation (gross of reinsurance) at March 31, 2013	$1,003,643	20	$1,483,726	29	$2,487,369

(1)	Sponsor actions include loan repurchases, direct payments to Ambac, and other contributions from sponsors.
(2)	Other changes which may impact RMBS subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor, and/or the projected timing of recoveries. For the three months ended March 31, 2013, an additional two transactions were added to the Adverse Sample subrogation population; however, the impacts on RMBS subrogation disclosed in the Adverse Sample column relate to those, as well as other, transactions.

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

Fair value Hierarchy:

ASC Topic 820 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. In accordance with ASC Topic 820, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1	–	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury securities, exchange traded futures contracts, variable rate demand obligations, money market funds and mutual funds.

• Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include direct investments in fixed income securities representing municipal, asset-backed and corporate obligations, financial services derivatives (including certain interest rate derivatives), and most long-term debt of variable interest entities consolidated under ASC Topic 810. Also included are equity interests in pooled investment funds measured at fair value where the investment can be redeemed in the near term at a value based on the net asset value.

• Level 3	–	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts written as part of the financial guarantee business, certain financial services interest rate swap contracts, call options on long-term debt, equity interests in Ambac sponsored special purpose entities and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities, loan receivables, and certain long-term debt of variable interest entities consolidated under ASC Topic 810.

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2013 and December 31, 2012, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
March 31, 2013
Financial assets:
Fixed income securities:
Municipal obligations	$1,794,355	$1,794,355	$—	$1,794,355	$—
Corporate obligations	1,069,073	1,069,073	—	1,065,421	3,652
Foreign obligations	11,878	11,878	—	11,878	—
U.S. government obligations	98,312	98,312	98,312	—	—
U.S. agency obligations	53,975	53,975	—	53,975	—
Residential mortgage-backed securities	1,536,889	1,536,889	—	1,536,889	—
Collateralized debt obligations	27,357	27,357	—	23,452	3,905
Other asset-backed securities	810,451	810,451	—	760,217	50,234
Fixed income securities, pledged as collateral:
U.S. government obligations	228,228	228,228	228,228	—	—
Short term investments	767,932	767,932	765,379	2,553	—
Other investments	113,812	113,812	—	113,712	100
Cash	53,135	53,135	53,135	—	—
Loans	8,691	7,119	—	—	7,119
Derivative assets:
Interest rate swaps—asset position	112,811	112,811	—	112,811	—
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	—	—	—	—	—
Other assets	14,230	14,230	—	—	14,230
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,414,607	2,414,607	—	—	2,414,607
Restricted cash	2,258	2,258	2,258	—	—
Loans	14,327,840	14,318,834	—	202,023	14,116,811

Total financial assets	$23,445,834	$23,435,256	$1,147,312	$5,677,286	$16,610,658

Financial liabilities:
Obligations under investment and repurchase agreements	$363,297	$362,208	$—	$—	$362,208
Liabilities subject to compromise	1,690,312	909,138	—	909,138	—
Long term debt, including accrued interest	399,505	1,110,259	—	—	1,110,259
Derivative liabilities:
Credit derivatives	203,307	203,307	—	—	203,307
Interest rate swaps—asset position	(65,636)	(65,636)	—	(65,636)	—
Interest rate swaps—liability position	366,949	366,949	—	241,567	125,382
Futures contracts	911	911	911	—	—
Other contracts	215	215	—	215	—
Liabilities for net financial guarantees written	6,921,299	4,576,031	—	—	4,576,031
Variable interest entity liabilities:
Long-term debt	14,229,373	14,207,206	—	12,296,617	1,910,589
Derivative liabilities:
Interest rate swaps—liability position	2,231,863	2,231,863	—	2,231,863	—
Currency swaps—liability position	85,762	85,762	—	85,762	—

Total financial liabilities	$26,427,157	$23,988,213	$911	$15,699,526	$8,287,776

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2012
Financial assets:
Fixed income securities:
Municipal obligations	$1,848,932	$1,848,932	$—	$1,848,932	$—
Corporate obligations	1,077,972	1,077,972	—	1,074,316	3,656
Foreign obligations	70,112	70,112	—	70,112	—
U.S. government obligations	127,283	127,283	127,283	—	—
U.S. agency obligations	82,535	82,535	—	82,535	—
Residential mortgage-backed securities	1,455,582	1,455,582	—	1,455,582	—
Collateralized debt obligations	33,342	33,342	—	26,860	6,482
Other asset-backed securities	706,637	706,637	—	656,373	50,264
Fixed income securities, pledged as collateral:
U.S. government obligations	265,779	265,779	265,779	—	—
Short term investments	661,658	661,658	657,886	3,772	—
Other investments	100	100	—	—	100
Cash	43,837	43,837	43,837	—	—
Loans	9,203	7,387	—	—	7,387
Derivative assets:
Interest rate swaps—asset position	124,853	124,853	—	124,853	—
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	1,253	1,253	1,253	—	—
Other assets	14,557	14,557	—	—	14,557
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,261,294	2,261,294	—	—	2,261,294
Restricted cash	2,290	2,290	2,290	—	—
Loans	15,568,711	15,560,051	—	200,978	15,359,073

Total financial assets	$24,355,930	$24,345,454	$1,098,328	$5,544,313	$17,702,813

Financial liabilities:
Obligations under investment and repurchase agreements	$362,017	$361,905	$—	$—	$361,905
Liabilities subject to compromise	1,690,312	434,823	—	434,823	—
Long term debt, including accrued interest	377,524	801,277	—	—	801,277
Derivative liabilities:
Credit derivatives	213,585	213,585	—	—	213,585
Interest rate swaps—asset position	(73,264)	(73,264)	—	(73,264)	—
Interest rate swaps—liability position	390,774	390,774	—	282,022	108,752
Futures contracts	—	—	—	—	—
Other contracts	220	220	—	220	—
Liabilities for net financial guarantees written	7,074,808	3,091,257	—	—	3,091,257
Variable interest entity liabilities:
Long-term debt	15,436,008	15,414,233	—	12,457,732	2,956,501
Derivative liabilities:
Interest rate swaps—liability position	2,131,315	2,131,315	—	2,131,315	—
Currency swaps—liability position	90,466	90,466	—	90,466	—

Total financial liabilities	$27,693,765	$22,856,591	$—	$15,323,314	$7,533,277

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

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, equity interests in pooled investment funds, derivative instruments, most variable interest entity assets and liabilities and equity interests in Ambac sponsored special purpose entities. Valuation of financial instruments is performed by Ambac’s Finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed quarterly to validate fair value model results. However many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Additionally, changes to fair value methods and assumptions are reviewed with the CEO and the Audit and Risk Management Committee when such changes may be material to the company’s financial position or results. Other valuation control procedures specific to particular portfolios are described further below.

We reflect Ambac’s own creditworthiness in the fair value of financial liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline (increase) in Ambac’s creditworthiness as perceived by market participants will generally result in a higher (lower) CVA, thereby lowering (increasing) the fair value of Ambac’s financial liabilities as reported.

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At March 31, 2013, approximately 9%, 90%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2012, approximately 10%, 89%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.

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

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $3,652 and $3,656 at March 31, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at March 31, 2013 and December 31, 2012 include the following weighted averages:

March 31, 2013

a.	Coupon rate: 0.345%

b.	Maturity: 20.89 years

c.	Yield: 6.03%

December 31, 2012

a.	Coupon rate: 0.345%

b.	Maturity: 21.14 years

c.	Yield: 6.08%

Collateralized debt obligations (“CDO”): Securities are floating rate senior notes where the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. The fair value of such securities classified as Level 3 was $3,905 and $6,482 at March 31, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at March 31, 2013 and December 31, 2012 include the following weighted averages:

March 31, 2013

a.	Coupon rate: 0.85%

b.	Maturity: 1.24 years

c.	Yield: 3.85%

December 31, 2012

a.	Coupon rate: 1.05%

b.	Maturity: 1.51 years

c.	Yield: 5.92%

Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. The fair value of such securities classified as Level 3 was $50,234 and $50,264 at March 31, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at March 31, 2013 and December 31, 2012 include the following weighted averages:

March 31, 2013

a.	Coupon rate: 0.69%

b.	Maturity: 7.62 years

c.	Yield: 7.50%

December 31, 2012

a.	Coupon rate: 0.71%

b.	Maturity: 7.86 years

c.	Yield: 7.50%

Equity Interests in Pooled Investment Funds:

Investments in pooled investment funds are valued using the NAV per share, calculated on at least a monthly basis where NAV is the basis for determining the redemption value of the investment. These investments are classified as Level 2 as redemptions may be made in the near term (within 90 days) without significant impediments or restrictions. Ambac assesses impediments to redemption and other factors that may restrict the ability to redeem investments in the near term or at values approximating the NAV and may classify the investments as Level 3 if such factors exist.

Derivative Instruments:

Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, and exchange traded futures contracts. All call options to repurchase surplus notes were exercised or expired in June 2012. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of credit derivative liabilities was reduced by $191,683 and $261,203 at March 31, 2013 and December 31, 2012, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities were reduced by $91,781 and $121,928 at March 31, 2013 and December 31, 2012, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 80% of CDS gross par outstanding and 76% of the CDS derivative liability as of March 31, 2013.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 20% of CDS gross par outstanding and 24% of the CDS derivative liability as of March 31, 2013.

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

We do not adjust the relative change ratio until an actual internal rating downgrade has occurred unless we observe new pricing on financial guarantee CDS contracts. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, we believe it is unlikely that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period. The factors used to increase the relative change ratio are based on rating agency probability of default percentages determined by management to be appropriate for the relevant bond type. That is, the probability of default associated with the respective tenor and internal rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the current probability of default (the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B-during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B-rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100%-60%) + 100% x 60% = 73.2%.

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

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at Libor compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at Libor, was 48.5% and 55.0% as of March 31, 2013 and December 31, 2012, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).

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

The net notional outstanding of Ambac’s CDS contracts were $10,204,738 and $11,281,777 at March 31, 2013 and December 31, 2012, respectively. Credit derivative liabilities at March 31, 2013 and December 31, 2012 had a combined fair value of $203,307 and $213,585, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of March 31, 2013 and December 31, 2012 is summarized below:

As of March 31, 2013

	CLOs	Other(1)
Notional outstanding	$5,702,366	$3,238,742
Weighted average reference obligation price	97.4	86.9
Weighted average life (WAL) in years	2.1	4.5
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.5%	37.8%
CVA percentage	41.4%	49.4%
Fair value of derivative liabilities	$(30,736)	$(115,014)

As of December 31, 2012

	CLOs	Other(1)
Notional outstanding	$6,155,767	$3,701,387
Weighted average reference obligation price	96.5	86.9
Weighted average life (WAL) in years	2.2	4.2
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.2%
CVA percentage	55.0%	55.0%
Fair value of derivative liabilities	$(34,645)	$(116,086)

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $1,263,630, WAL of 7.5 years and liability fair value of ($57,557) as of March 31, 2013. Other inputs to the valuation of these transactions at March 31, 2013 include weighted average quotes of 9% of notional, weighted average rating of A and Ambac CVA percentage of 50.0%. As of December 31, 2012, these contracts had a combined notional outstanding of $1,424,623, WAL of 7.9 years and liability fair value of ($62,854). Other inputs to the valuation of these transactions at December 31, 2012 include weighted average quotes of 10% of notional, weighted average rating of A and Ambac CVA percentage of 55.0%.

Significant unobservable inputs for credit derivatives include WAL, internal credit rating, relative change ratio and CVA percentage. A longer (shorter) WAL, lower (higher) reference obligation credit rating, higher (lower) relative change ratio or lower (higher) CVA, in isolation, would result in an increase (decrease) in the fair value liability measurement. A change in an internal credit rating of a reference obligation in our model will generally result in a directionally opposite change in the relative change ratio. Also, a shorter (longer) WAL will generally correspond with a lower (higher) CVA percentage.

Call options on long-term debt:

The fair value of Ambac Assurance’s options to repurchase Ambac Assurance surplus notes at a discount to par was estimated based on a combination of internal discounted cash flow analysis and market observations. The discounted cash flow analysis used multiple discount rate scenarios to determine the present value of the surplus notes assuming exercise and non-exercise of the options, with the difference representing the option value under that scenario. The results were probability weighted to determine the recorded option value. All options to repurchase Ambac Assurance surplus notes that were stand-alone derivatives and reported at fair value on the Consolidated Balance Sheets were exercised in June 2012.

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

U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. As a result, because the aggregate balances related to direct contracts written and assumed were in a net liability (cash outflow) position, we included an Ambac CVA in the fair value estimate to reflect Ambac’s credit risk, consistent with that used for credit derivative contracts guaranteed by Ambac Assurance. Refer to “Credit Derivatives” above for additional information on the determination of the CVA. The aggregate balances related to ceded reinsurance contracts were in a net asset (cash inflow) position and therefore we included adjustments in the discount rate to reflect reinsurer counterparty credit risk.

The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, projected net cash flows for each policy included: (i) installment premium receipts, (ii) estimated gross claim payments, and (iii) subrogation receipts. For ceded reinsurance contracts, projected net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and iv) ceded subrogation payments. For each individual direct, assumed, and ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. For each contract in a net liability position, we estimate the fair value using internally developed discount rates that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees and current inactive state of the industry there is a lack of observable market information to make this estimate. A profit margin of 20% was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a market participant’s cost of capital.

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

The fair value of liabilities for net financial guarantees written presented above is as of March 31, 2013, which differs from our Fresh Start Reporting Date (as defined in Note 14). Further revisions and adjustments, based on any updated valuations, actual amounts, applicable economic conditions as of the Fresh Start Reporting Date and results of operations through the Fresh Start Reporting Date could result in a significant difference between the financial guarantee fair value estimate disclosed in this Note at March 31, 2013 and the aggregate fair value of the insurance assets and liabilities to be reported on our balance sheet at Ambac’s bankruptcy emergence date.

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

European ABS transactions: The fair value of such obligations classified as Level 3 was $1,910,589 and $2,956,501 at March 31, 2013 and December 31, 2012, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at March 31, 2013 and December 31, 2012 include the following weighted averages:

March 31, 2013

a.	Coupon rate: 1.59%

b.	Maturity: 18.26 years

c.	Yield: 3.98%

December 31, 2012

a.	Coupon rate: 1.64%

b.	Maturity: 12.34 years

c.	Yield: 4.02%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at March 31, 2013 and December 31, 2012 were developed using vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 4.8% and 7.6% at March 31, 2013 and December 31, 2012, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

Additional Fair Value Information:

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2013 and 2012. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Three months ended March 31, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$60,402	$14,557	$(322,337)	$2,261,294	$15,359,073	$(2,956,501)	$14,416,488
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(23)	(327)	(3,162)	297,294	400,456	(127,393)	566,845
Included in other comprehensive income	698	—	—	(143,981)	(955,455)	193,905	(904,833)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(3,286)	—	(3,190)	—	(687,263)	4,864	(688,875)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	974,536	974,536
Deconsolidation of VIEs	—	—	—	—	—	—	—

Balance, end of period	$57,791	$14,230	$(328,689)	$2,414,607	$14,116,811	$(1,910,589)	$14,364,161

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(327)	$(5,684)	$297,294	$400,456	$(127,393)	$564,346

				VIE Assets and Liabilities
Three months ended March 31, 2012	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$97,522	$16,779	$(486,775)	$2,199,338	$14,126,994	$(1,934,642)	$14,019,216
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(49)	(756)	122,327	(82,816)	166,665	(136,563)	68,808
Included in other comprehensive income	7,814	—	—	68,143	415,857	(63,205)	428,609
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(2,742)	—	8,832	—	(249,439)	13,030	(230,319)
Transfers in Level 3	58,905	—	—	—	—	(665,264)	(606,359)
Transfers out of Level 3	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—	—	—

Balance, end of period	$161,450	$16,023	$(355,616)	$2,184,665	$14,460,077	$(2,786,644)	$13,679,955

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(756)	$107,245	$(82,816)	$167,146	$(136,563)	$54,256

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level-3 Investments by class

Three months ended March 31, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$6,482	$50,264	$3,656	$—	$60,402
Total gains/(losses) realized and unrealized:
Included in earnings	(3)	—	(20)	—	(23)
Included in other comprehensive income	113	569	16	—	698
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—
Settlements	(2,687)	(599)	—	—	(3,286)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$3,905	$50,234	$3,652	$—	$57,791

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Investments by class

Three months ended March 31, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$12,482	$75,886	$7,930	$1,224	$97,522
Total gains/(losses) realized and unrealized:
Included in earnings	(2)	—	(46)	(1)	(49)
Included in other comprehensive income	101	8,072	(354)	(5)	7,814
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,742)	—	—	—	(2,742)
Transfers in Level 3	—	53,068	5,837	—	58,905
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$9,839	$137,026	$13,367	$1,218	$161,450

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Derivatives by class

Three months ended March 31, 2013	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(108,752)	$(213,585)	$—	$(322,337)
Additions of VIEs consolidated
Total gains/(losses) realized and unrealized:
Included in earnings	(15,949)	12,787	—	(3,162)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(681)	(2,509)	—	(3,190)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(125,382)	$(203,307)	$—	$(328,689)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(15,949)	$10,265	$—	$(5,684)

Level-3 Derivatives by class

Three months ended March 31, 2012	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(302,177)	$(190,653)	$6,055	$(486,775)
Additions of VIEs for ASC 2009-17
Total gains/(losses) realized and unrealized:
Included in earnings	67,869	(7,222)	61,680	122,327
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	12,086	(3,254)	—	8,832
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(222,222)	$(201,129)	$67,735	$(355,616)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$61,598	$(16,033)	$61,680	$107,245

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of March 31, 2013 and 2012. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. Certain interest rate swaps were transferred out of Level 3 in 2012 when appropriate observable market discount rates replaced internal estimates of such rates in the determination of fair value. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers between Level 1 and Level 2 for the periods presented. All transfers between fair value hierarchy Levels 1, 2, and 3 are recognized at the beginning of each accounting period.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the three months ended March 31, 2013 and 2012 are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income on variable interest entities	Other income
Three months ended 2013
Total gains or losses included in earnings for the period	$(23)	$2,509	$10,278	$(15,949)	$570,357	$(327)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	10,266	(15,949)	570,357	(327)
Three months ended 2012
Total gains or losses included in earnings for the period	$(49)	$3,254	$(10,476)	$67,869	$(52,714)	$60,924
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(16,033)	61,598	(52,233)	60,924

8. INVESTMENTS

Ambac’s invested assets are primarily comprised of fixed income securities classified as available-for-sale. Beginning the first quarter of 2013, Ambac’s long-term portfolio also included equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities. Equity interests in pooled funds organized as limited liability companies are recorded under the fair value option. Investments classified either as trading or fair value option securities are reported as Other investments on the Consolidated Balance Sheet at fair value with changes in fair value reported through Net investment income on the Statement of Comprehensive Income. Ambac’s investments in pooled funds as of March 31, 2013 are part of the company’s long-term financial guarantee investment strategy. These investments are accumulating funds, meaning that regular distributions of earnings are not anticipated but will be reflected in the NAV reported by the respective fund managers. These securities have been classified as trading or fair value option securities so that undistributed earnings of the funds may be reflected in Net investment income as they occur.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
March 31, 2013
Fixed income securities:
Municipal obligations	$1,606,136	$188,861	$642	$1,794,355	$—
Corporate obligations	986,866	89,231	7,024	1,069,073	—
Foreign obligations	10,796	1,082	—	11,878	—
U.S. government obligations	96,526	1,786	—	98,312	—
U.S. agency obligations	51,255	2,720	—	53,975	—
Residential mortgage-backed securities	1,085,177	466,111	14,399	1,536,889	6,590
Collateralized debt obligations	26,598	983	224	27,357	—
Other asset-backed securities	793,742	61,285	44,576	810,451	—

	4,657,096	812,059	66,865	5,402,290	6,590
Short-term	767,919	13	—	767,932	—

	5,425,015	812,072	66,865	6,170,222	6,590

Fixed income securities pledged as collateral:
U.S. government obligations	228,066	162	—	228,228	—

Total collateralized investments	228,066	162	—	228,228	—

Total available-for-sale investments	$5,653,081	$812,234	$66,865	$6,398,450	$6,590

December 31, 2012
Fixed income securities:
Municipal obligations	$1,662,124	$187,191	$383	$1,848,932	$—
Corporate obligations	999,554	87,535	9,117	1,077,972	—
Foreign obligations	67,347	2,765	—	70,112	—
U.S. government obligations	127,037	872	626	127,283	—
U.S. agency obligations	79,295	3,240	—	82,535	—
Residential mortgage-backed securities	1,096,202	379,935	20,555	1,455,582	6,892
Collateralized debt obligations	32,855	1,015	528	33,342	—
Other asset-backed securities	687,410	65,733	46,506	706,637	—

	4,751,824	728,286	77,715	5,402,395	6,892
Short-term	661,219	439	—	661,658	—

	5,413,043	728,725	77,715	6,064,053	6,892

Fixed income securities pledged as collateral:
U.S. government obligations	265,517	262	—	265,779	—

Total collateralized investments	265,517	262	—	265,779	—

Total available-for-sale investments	$5,678,560	$728,987	$77,715	$6,329,832	$6,892

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of March 31, 2013 and December 31, 2012.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2013, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$906,835	$910,005
Due after one year through five years	916,863	979,204
Due after five years through ten years	1,035,633	1,156,493
Due after ten years	888,233	978,051

	3,747,564	4,023,753
Residential mortgage-backed securities	1,085,177	1,536,889
Collateralized debt obligations	26,598	27,357
Other asset-backed securities	793,742	810,451

	$5,653,081	$6,398,450

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2013:
Fixed income securities:
Municipal obligations	$42,336	$627	$3,958	$15	$46,294	$642
Corporate obligations	16,506	156	85,494	6,868	102,000	7,024
U.S. government obligations	—	—	—	—	—	—
Residential mortgage-backed securities	43,511	4,071	111,909	10,328	155,420	14,399
Collateralized debt obligations	860	152	3,905	72	4,765	224
Other asset-backed securities	118,080	150	149,809	44,426	267,889	44,576

	221,293	5,156	355,075	61,709	576,368	66,865
Short-term	2,003	—	—	—	2,003	—

Total temporarily impaired securities	$223,296	$5,156	$355,075	$61,709	$578,371	$66,865

December 31, 2012:
Fixed income securities:
Municipal obligations	$42,503	$354	$4,303	$29	$46,806	$383
Corporate obligations	69,727	1,081	132,916	8,036	202,643	9,117
U.S. government obligations	26,081	626	—	—	26,081	626
Residential mortgage-backed securities	88,504	5,319	116,146	15,236	204,650	20,555
Collateralized debt obligations	253	168	13,429	360	13,682	528
Other asset-backed securities	180	3	188,832	46,503	189,012	46,506

	227,248	7,551	455,626	70,164	682,874	77,715
Short-term	1,194	—	—	—	1,194	—

Total temporarily impaired securities	$228,442	$7,551	$455,626	$70,164	$684,068	$77,715

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of March 31, 2013 and December 31, 2012 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. As of March 31, 2013 and December 31, 2012, management has not asserted an intent to sell any securities in an unrealized loss position. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of March 31, 2013, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at March 31, 2013, $143,145 of the total fair value and $38,994 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2012, $192,190 of the total fair value and $43,934 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. The Segregated Account has been making interim cash payments in amounts equal to 25% of permitted Segregated Account policy claims since September 2012. No final decision has been announced by the Rehabilitator with respect to effectuating or amending the Segregated Account Rehabilitation Plan although the Rehabilitator may seek (a) to amend the Segregated Account Rehabilitation Plan to provide for Deferred Amounts to be established, rather than surplus notes to be issued, with respect to the unpaid portion of permitted policy claims and (b) approval from the Rehabilitation Court to make Supplemental Payments with respect to certain insured securities, as described in Note 1. Possible modifications to the Segregated Account Rehabilitation Plan, or additional orders from the Rehabilitation Court, with respect to the form, amount and timing of satisfying permitted policy claims could have a material effect on the recognition of other-than-temporary impairment for, and the fair value of, Ambac-wrapped securities.

Corporate Obligations

The gross unrealized losses on corporate obligations as of March 31, 2013 is primarily the result of an increase in credit spreads on life insurers. Of the $6,868 of unrealized losses on corporate obligations greater than 12 months, one security comprises $3,431 of the total. This security, which was purchased in multiple lots, is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 45-63 months. Another security comprises $2,375 of the total. This security, which is an issuance by a large diversified financial services company that has a credit support agreement from its AA-rated parent, has been in an unrealized loss position for 69 months. The unrealized losses on these securities are the result of general credit spread widening since the date of purchase. Given the investment grade ratings, management believes that timely receipt of all principal and interest is probable.

Residential mortgage-backed securities

The gross unrealized loss on mortgage-backed securities as of March 31, 2013 is primarily related to Alt-A residential mortgage-backed securities. The $10,328 of unrealized losses on mortgage-backed securities for greater than 12 months is attributable to 15 individual Alt-A securities. These individual securities have been in an unrealized loss position for 63 months. All of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The declines in fair value relate to the effects of declining U.S. housing prices, the recession and weak economic conditions in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than at the time the securities were purchased. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities, considering the likelihood of a wide dispersion of possible outcomes to develop cash flow scenarios. Management has contracted consultants to model each of the securities in our portfolio. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. These assumptions are used to project various future cash flow scenarios for each security. The expected future cash flows used to assess impairment are derived by probability-weighting the various cash flow scenarios. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

Other asset-backed securities

The gross unrealized losses on other asset-backed securities as of March 31, 2013 is the result of limited market demand for illiquid positions in the secondary market. Of the $44,426 of unrealized losses on other asset-backed securities greater than 12 months, one security comprises $28,912 of the total. This security, which is secured by lease payments on an IRS facility and is insured by Ambac Assurance, has been in an unrealized loss position for 63 months. The unrealized loss on this security is largely due to the illiquid nature of this structured transaction which does not trade in the secondary market. Management believes that the timely receipt of all principal and interest on this position as well as on other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the three month period ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Gross realized gains on securities	$41,578	$824
Gross realized losses on securities	(318)	(321)
Foreign exchange gains	4,800	(111)

Net realized gains	$46,060	$392

Net other–than-temporary impairments(1)	$—	$(3,071)

(1)	Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

During 2002 and 2003 Ambac recognized investment realized losses of $150,201 relating to its $174,500 investment in asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. In connection with a full and final settlement of a lawsuit brought by NCFE bondholders against Credit Suisse Securities LLC, a subsidiary of Ambac Assurance recorded cash recoveries of $39,978 in the three months ended March 31, 2013.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Such changes in estimated claim payments on Ambac-wrapped securities contributed to net other-than-temporary impairments for the three months ended March 31, 2012. Further changes to estimated claim payments could result in additional other-than-temporary impairment charges in the future. Additionally, the three months ended March 31, 2012 included credit impairments on certain other non-agency RMBS securities. As of March 31, 2013, management has not asserted an intent to sell any securities in an unrealized loss position from its portfolio. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of March 31, 2013 and 2012:

	Credit Impairment
	2013	2012
Balance as of January 1	$183,300	$201,317
Additions for credit impairments recognized on:
Securities not previously impaired	—	2,609
Securities previously impaired	—	462
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(9)	—

Balance as of March 31	$183,291	$204,388

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

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at March 31, 2013 and December 31, 2012:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Repurchase Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
March 31, 2013:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$609,439	$376,014	$233,425
Cash and securities pledged from derivative counterparties	—	—	—
December 31, 2012:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$646,663	$375,412	$271,251
Cash and securities pledged from derivative counterparties	—	—	—

Securities carried at $6,929 and $6,945 at March 31, 2013 and December 31, 2012, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Securities with fair value of $218,735 and $201,329 at March 31, 2013 and December 31, 2012, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a resecuritization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3, Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.

Guaranteed Securities:

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2013 and December 31, 2012, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating(1)
March 31, 2013:
Ambac Assurance Corporation (2)	$70,201	$4,672	$1,426,787	$—	$1,501,660	B
National Public Finance Guarantee Corporation	672,420	43,111	—	—	715,531	AA-
Assured Guaranty Municipal Corporation	452,147	169,004	2,833	—	623,984	A
Financial Guarantee Insurance Corporation	17,378	—	3,264	—	20,642	A-
MBIA Insurance Corporation	—	18,366	1,072	—	19,438	BBB-
Assured Guaranty Corporation	—	—	14,641	—	14,641	D

Total	$1,212,146	$235,153	$1,448,597	$—	$2,895,896	BBB-

December 31, 2012:
Ambac Assurance Corporation (2)	$66,270	$4,717	$1,344,289	$—	$1,415,276	B
National Public Finance Guarantee Corporation	720,904	43,010	—	—	763,914	AA-
Assured Guaranty Municipal Corporation	448,241	169,245	4,923	—	622,409	A
Financial Guarantee Insurance Corporation	17,599	—	4,182	—	21,781	A-
MBIA Insurance Corporation	—	19,733	2,143	—	21,876	BBB-
Assured Guaranty Corporation	—	—	14,743	—	14,743	D

Total	$1,253,014	$236,705	$1,370,280	$—	$2,859,999	BBB-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
(2)	Includes securities insured by Ambac Assurance and Ambac Assurance UK Limited.

Investment Income:

Net investment income was comprised of the following:

	March 31,
	2013	2012
Fixed income securities	$86,331	$112,652
Short-term investments	595	313
Loans	108	216
Investment expense	(1,422)	(1,064)

Securities available-for-sale and short-term	85,612	112,117
Other investments	(543)	—

Total net investment income	$85,069	$112,117

Net investment income from Other investments represents changes in fair value on securities classified as trading or under the fair value option. The amount of loss for the three months ended March 31, 2013 on securities still held at the reporting date is $543.

9. DERIVATIVE INSTRUMENTS

The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
March 31, 2013
Derivative Assets:
Interest rate swaps	$178,447	$65,636	$112,811	$—	$112,811
Futures contracts	—	—	—	—	—

Total non-VIE derivative assets	$178,447	$65,636	$112,811	$—	$112,811

Derivative Liabilities:
Credit derivatives	$203,307	$—	$203,307	$—	$203,307
Interest rate swaps	366,949	65,636	301,313	147,925	153,388
Futures contracts	911	—	911	911	—
Other contracts	215	—	215	—	215

Total non-VIE derivative liabilities	$571,382	$65,636	$505,746	$148,836	$356,910

Variable Interest Entities
Interest rate swaps	$2,231,863	$—	$2,231,863	$—	$2,231,863
Currency swaps	85,762	—	85,762	—	85,762

Total VIE derivative liabilities	$2,317,625	$—	$2,317,625	$—	$2,317,625

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
December 31, 2012
Derivative Assets:
Interest rate swaps	$198,117	$73,264	$124,853	$—	$124,853
Futures contracts	1,253	—	1,253	—	1,253

Total non-VIE derivative assets	$199,370	$73,264	$126,106	$—	$126,106

Derivative Liabilities:
Credit derivatives	$213,585	$—	$213,585	$—	$213,585
Interest rate swaps	390,774	73,264	317,510	180,113	137,397
Futures contracts	0	—	0	—	0
Other contracts	220	—	220	—	220

Total non-VIE derivative liabilities	$604,579	$73,264	$531,315	$180,113	$351,202

Variable Interest Entities
Interest rate swaps	$2,131,315	$—	$2,131,315	$—	$2,131,315
Currency swaps	90,466	—	90,466	—	90,466

Total VIE derivative liabilities	$2,221,781	$—	$2,221,781	$—	$2,221,781

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $5,197 and $5,472 as of March 31, 2013 and December 31, 2012, respectively. The amounts representing the obligation to return cash collateral recorded in “Other liabilities” were $0 and $0 as of March 31, 2013 and December 31, 2012.

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Loss for the three month periods ended March 31, 2013 and 2012, respectively:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income
		March 31, 2013	March 31, 2012
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$12,787	$(7,222)

Financial Services derivatives products:
Interest rate swaps	Derivative products	(1,022)	42,185
Currency swaps	Derivative products	0	156
Futures contracts	Derivative products	455	4,308
Other derivatives	Derivative products	(2)	308

Total Financial Services derivative products		(569)	46,957

Call options on long-term debt	Other income	—	61,680

Variable Interest Entities:
Currency swaps	Income on variable interest entities	4,704	(11,207)
Interest rate swaps	Income on variable interest entities	(100,548)	93,715

Total Variable Interest Entities		(95,844)	82,508

Total derivative contracts		($83,626)	$183,923

Financial Guarantee Credit Derivatives:

Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at March 31, 2013, include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

The majority of our credit derivatives are written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation. In a small number of transactions, Ambac is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are two transactions, which are not “pay-as-you-go”, with a combined notional of approximately $57,154 and a net liability fair value of $76 as of March 31, 2013. These transactions are CLOs written prior to 2004.

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the net par outstanding for CDS contracts, by Ambac rating, for each major category as of March 31, 2013 and December 31, 2012:

March 31, 2013 Ambac Rating	CLO	Other	Total
AAA	$272,685	$483,486	$756,171
AA	4,187,258	1,220,571	5,407,829
A	1,242,423	1,840,701	3,083,124
BBB (1)	—	665,792	665,792
Below investment grade (2)	—	291,822	291,822

	$5,702,366	$4,502,372	$10,204,738

December 31, 2012 Ambac Rating	CLO	Other	Total
AAA	$166,200	$512,283	$678,483
AA	4,676,362	1,278,756	5,955,118
A	1,313,205	2,370,988	3,684,193
BBB(1)	—	672,293	672,293
Below investment grade (2)	—	291,690	291,690

	$6,155,767	$5,126,010	$11,281,777

(1)	BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles.
(2)	Below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

The tables below summarize information by major category as of March 31, 2013 and December 31, 2012:

	CLO	Other	Total
March 31, 2013
Number of CDS transactions	28	21	49
Remaining expected weighted-average life of obligations (in years)	2.1	5.3	3.5
Gross principal notional outstanding	$5,702,366	$4,502,372	$10,204,738
Net derivative liabilities at fair value	$(30,736)	$(172,571)	$(203,307)

	CLO	Other	Total
December 31, 2012
Number of CDS transactions	30	21	51
Remaining expected weighted-average life of obligations (in years)	2.2	5.2	3.6
Gross principal notional outstanding	$6,155,767	$5,126,010	$11,281,777
Net derivative liabilities at fair value	$(34,645)	$(178,940)	$(213,585)

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

Changes in fair value of Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income. Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group. As of March 31, 2013, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $60,791 and total notional principal outstanding of $291,822. As of December 31, 2012, there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $67,219 and total notional principal outstanding of $291,690.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of March 31, 2013 and December 31, 2012 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	March 31, 2013	December 31, 2012
Interest rate swaps—receive-fixed/pay-variable	$704,272	$727,926
Interest rate swaps—pay-fixed/receive-variable	1,576,832	1,657,382
Interest rate swaps—basis swaps	161,690	161,690
Futures contracts	161,500	161,500
Other contracts	75,651	75,651

Derivatives of Consolidated Variable Interest Entities

Certain VIEs consolidated under ASC Topic 810 entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2013 and December 31, 2012 are as follows:

Type of VIE derivative	Notional
	March 31, 2013	December 31, 2012
Interest rate swaps—receive-fixed/pay-variable	$1,667,651	$1,782,999
Interest rate swaps—pay-fixed/receive-variable	4,372,613	4,707,454
Currency swaps	706,568	755,438
Credit derivatives	18,939	20,885

Call Option on Long-Term Debt

Ambac Assurance had certain contractual options to repurchase $500,000 of its surplus notes at a discount to their par value which were considered stand-alone derivatives. Surplus notes are classified under Long-term debt on the Consolidated Balance Sheets. These call options were exercised in June 2012. Gains of $61,680 from the change in fair value of the call options were recognized within Other income in the Consolidated Statements of Total Comprehensive Income for the three month period ended March 31, 2012.

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

As of March 31, 2013 and December 31, 2012, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $147,925 and $180,113, respectively, related to which Ambac had posted assets as collateral with a fair value of $233,425 and $271,251, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on March 31, 2013, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

10. INCOME TAXES

Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its affiliates operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2008
New York City	2011
United Kingdom	2006
Italy	2007

On February 24, 2012, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI, and the Rehabilitator submitted to the United States Internal Revenue Service (“IRS”) and the Department of Justice a proposal to settle Ambac’s dispute with the IRS and related proceedings which included the following terms: (i) a payment by Ambac Assurance and/or the Segregated Account of $100,000; (ii) a payment by Ambac of $1,900; (iii) Ambac Consolidated Group relinquished its claim to all loss carry-forwards resulting from losses on credit default swap contracts and arising on or before December 31, 2010 to the extent such loss carry-forwards exceed $3,400,000; and (iv) paying the IRS 12.5% and 17.5% of certain payments to Ambac by Ambac Assurance under the Amended TSA. On April 30, 2013, the parties concluded the settlement on such terms (the “IRS Settlement”).

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of March 31, 2013, the company had a valuation allowance of $3,134,054.

As of March 31, 2013 Ambac has an ordinary U. S. federal net operating tax carryforward of approximately $7,107,171, which if not utilized, will begin expiring in 2029 and will fully expire in 2034. As disclosed above, as part of the IRS Settlement, Ambac has relinquished its claim to all net operating loss carry-forwards resulting from losses on credit default swap contracts arising on or before December 31, 2010 to the extent such net operating loss carry-forwards exceed $3,400,000. The exact amount of the loss carry-forward relinquishment is $1,059,988.

Upon emergence from bankcruptcy, approximately $816,380 of the NOL will be reduced for cancellation of indebtedness income and reduction of interest expense pursuant to IRC Section 382 (l)(5).

11. COMMITMENTS AND CONTINGENCIES

The following commitments and contingencies provide an update of those discussed in “Note 15: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Chapter 11 Reorganization

Under the Bankruptcy Code, the filing of our petition on November 8, 2010 automatically stayed most actions against Ambac. Substantially all of Ambac’s pre-petition liabilities were addressed under the Reorganization Plan, if not otherwise addressed pursuant to orders of the Bankruptcy Court. As further described in Note 1, the Reorganization Plan was substantially consummated on May 1, 2013, primarily through the distribution of new common stock and warrants.

In addition to the distributions made on May 1, 2013 pursuant to the Reorganization Plan, the Company may be required to distribute additional new common stock and warrants to claimholders in its Chapter 11 case and will need to make cash payments in respect of allowed administrative claims and professional fees relating to its bankruptcy. See Note 1 for further details.

The Segregated Account and Wisconsin Rehabilitation Proceeding

The Rehabilitation Court entered an order approving the transactions contemplated in the Mediation Agreement on November 10, 2011 and certain parties appealed such order. On March 1, 2013, the Wisconsin Court of Appeals entered an order dismissing this appeal for lack of standing. The time for appellants to appeal that order to the Wisconsin Supreme Court has expired and appellants have not made such further appeal. Therefore, the order entered by the Rehabilitation Court approving the transactions contemplated in the Mediation Agreement has become final and non-appealable.

On June 4, 2012, the Rehabilitation Court issued an order approving Ambac Assurance’s purchase of surplus notes pursuant to the exercise of call options (“Surplus Notes Order”). Fannie Mae filed both a Petition for Leave to Appeal and a Notice of Appeal of the Surplus Notes Order. On March 7, 2013, the Wisconsin Court of Appeals denied Fannie Mae’s Petition for Leave to Appeal the Surplus Notes Order and extended Fannie Mae’s time to respond to the Commissioner’s pending motion to dismiss Fannie Mae’s appeal for lack of jurisdiction and lack of standing to March 25, 2013. On March 21, 2013 Fannie Mae filed a Notice of Voluntary Dismissal of Appeal and on April 1, 2013 the Wisconsin Court of Appeals dismissed Fannie Mae’s appeal of the Surplus Notes Order.

Tax Treatment of Ambac Assurance’s CDS Portfolio

On April 3, 2013, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI and the Rehabilitator submitted to the IRS and the Department of Justice, Tax Division, a letter which modified and supplemented the terms of the Offer Letter to settle the IRS Dispute and related proceedings. On April 4, 2013, the Department of Justice, Tax Division, accepted the Offer Letter as supplemented and modified. On April 8, 2013, Ambac filed a motion with the United States Bankruptcy Court for the Southern District of New York seeking approval of the terms of the IRS Settlement. On April 29, 2013, the Bankruptcy Court approved in all respects the IRS Settlement, which settled the IRS Claim, and authorized and directed Ambac, in part, to effectuate the IRS Settlement and to take any other actions as may be reasonably necessary to consummate the settlement, including, without limitation, the execution of a closing agreement with the IRS, and entry of a stipulation dismissing the IRS adversary proceeding with prejudice. On April 30, 2013, Ambac paid to the United States Department of the Treasury $1,900 and the Segregated Account paid the United States Department of Treasury $100,000. Upon confirmation of payment, Ambac and the Internal Revenue Service entered into a closing agreement on April 30, 2013 which resolved with finality all federal income tax liability of Ambac for the 2003 through 2009 tax years and resolved with finality the federal income tax liability of Ambac for the 2010 tax year solely with respect to items of income, gain, deductions or loss related to the CDS contracts. The closing agreement does not resolve the tax treatment of CDS contracts for tax years subsequent to 2010.

On May 7, 2013, following execution of the closing agreement and payment of the settlement consideration by Ambac and the Segregated Account, the Bankruptcy Court issued an order dismissing with prejudice the adversary proceeding against the IRS. On the same day, Ambac, the United States and the Creditors’ Committee filed a stipulation withdrawing and dismissing with prejudice the motion to withdraw the reference pending before the United States District Court for the Southern District of New York. In accordance with the terms of the settlement, the parties also intend to dismiss with prejudice the appeals pending in the Seventh Circuit Court of Appeals.

Litigation Filed Against Ambac

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011). After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law.

Broadbill Partners LP et al. v. Ambac Assurance Corporation (Supreme Court of the State of New York, County of New York, filed November 8, 2012). Ambac Assurance filed a motion to dismiss on January 15, 2013. The court has not yet decided the motion.

Water Works Board of the City of Birmingham v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Northern District of Alabama, Southern Division, filed on November 10, 2009). The plaintiff appealed the dismissal of its claims to the U.S. Court of Appeals for the Eleventh Circuit and on January 25, 2011, the Circuit Court stayed the appeal in light of Ambac’s bankruptcy proceedings. Ambac has informed the Circuit Court that Second Modified Fifth Amended Plan of Reorganization has taken effect and that the automatic stay imposed pursuant to section 362 of the Bankruptcy Code (11 U.S.C. § 362) is no longer in effect.

Litigation Filed by Ambac

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). On January 11, 2013 the court granted Ambac Assurance’s motion for summary judgment and denied defendant’s motion. At a March 13, 2013 conference, the court requested that the parties prepare submissions regarding the amount of damages and fees Ambac Assurance is entitled to recover, and Ambac Assurance served its submissions upon the defendant on April 23, 2013.

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, which are listed and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented and updated below:

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012 and amended on August 14, 2012). Oral argument on defendants’ motion to dismiss was held on February 21, 2013. The court has not yet decided the motion.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, filed April 16, 2012). Oral argument on the defendants’ motion to dismiss was held on May 6, 2013. The court has not yet decided the motion.

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

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, filed on April 15, 2013). Ambac Assurance alleges claims for material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. Ambac has also asserted alter ego claims against Nomura Holding America Inc. Defendants have not yet answered or otherwise responded to the complaint.

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

Information provided below for “Corporate and Other” primarily relates to corporate activities, including interest income on the investment portfolio. Corporate and Other intersegment revenue relates to receipts under the Mediation Agreement between Ambac Financial Group and Ambac Assurance. The following table is a summary of financial information by reportable segment as of and for the three months ended March 31, 2013 and 2012:

Three months ended March 31,	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2013:
Revenues:
Unaffiliated customers	$250,793	$40,605	$29	$—	$291,427
Intersegment	726	(684)	—	(42)	—

Total revenues	$251,519	$39,921	$29	($42)	$291,427

Pre-tax loss from continuing operations:
Unaffiliated customers	$246,700	$38,847	($2,638)	$—	$282,909
Intersegment	(72)	(849)	921	—	—

Pre-tax loss from continuing operations	$246,628	$37,998	($1,717)	$—	$282,909

Total assets	$25,573,998	$558,593	$32,069	$—	$26,164,660

2012:
Revenues:
Unaffiliated customers	$269,827	$54,252	$57	$—	$324,136
Intersegment	1,499	(1,443)	645	(701)	—

Total revenues	$271,326	$52,809	$702	$(701)	$324,136

Pre-tax loss from continuing operations:
Unaffiliated customers	$206,287	$51,670	$(4,335)	$—	$253,622
Intersegment	1,027	(1,355)	328	—	—

Pre-tax loss from continuing operations	$207,314	$50,315	$(4,007)	$—	$253,622

Total assets	$26,183,305	$1,146,877	$42,702	$—	$27,372,884

Included in the table above are revenues from unaffiliated customers for the three months ended March 31, 2013 relating to net investment income of $83,829 for Financial Guarantee, $1,211 for Financial Services and $29 for Corporate and Other, compared to the three months ended March 31, 2012 relating to net investment income of $105,261 for Financial

Guarantee, $6,799 for Financial Services and $57 for Corporate and Other, respectively. Included in the line item pre-tax loss from continuing operations—unaffiliated customers for the three months ended March 31, 2013 is interest expense, of which $22,176 is for Financial Guarantee, $989 for Financial Services and $0 for Corporate and Other, compared to the first quarter of 2012 with $32,049 for Financial Guarantee, $1,790 for Financial Services and $0 for Corporate and Other, respectively. Interest expense for Financial Guarantee relates to the interest accrued on surplus notes and interest from a secured borrowing on a variable interest entity, and Financial Services relates to the interest on investment agreements.

The following tables summarize gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment, by location of risk for the three months ended March 31, 2013 and 2012:

Three months ended March 31,	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives
2013
United States	$(8,716)	$81,057	$16,530
United Kingdom	8,507	13,754	(2,175)
Other international	(3,321)	5,445	(1,568)

Total	($3,530)	$100,256	$12,787

2012
United States	$(92,724)	$72,985	$(3,451)
United Kingdom	6,414	15,041	(3,624)
Other international	(6,284)	6,924	(147)

Total	$(92,594)	$94,950	$(7,222)

13. FUTURE APPLICATION OF ACCOUNTING STANDARDS AND ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 2013, Ambac adopted ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, and ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities retrospectively for all periods presented. Upon the adoption of these ASUs, Ambac presented the offsetting disclosure requirements in Note 9, Derivative Instruments.

Effective January 1, 2013, Ambac adopted ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Upon the adoption of this ASU, Ambac presented the changes in the accumulated balances by component of other comprehensive income and the corresponding effects on net income by line item for the reclassifications out of accumulated other comprehensive income, in Note 4, Comprehensive Income.

14. REORGANIZATION AND FRESH START ACCOUNTING PRO-FORMA ADJUSTMENTS (UNAUDITED)

Pursuant to ASC Topic 852 – Reorganizations, fresh start financial statement reporting is to be applied, once the Reorganization Plan is confirmed by the Bankruptcy Court and there are no remaining material contingencies to complete implementation of the Reorganization Plan. All conditions required for the adoption of fresh start accounting principles were satisfied by Ambac on April 30, 2013 (“Fresh Start Reporting Date”). The financial statements as of May 1, 2013 and for subsequent periods will report the results of the new entity (“successor”) with no beginning retained earnings. Presentation of the successor represents the financial position and results of operations of the successor and is not comparable to our previously issued financial statements.

For purposes of presenting the following pro-forma balance sheet as of March 31, 2013, Ambac has estimated its reorganization value to be $28,496,726, as further described below. Fresh start accounting requires the Company to adjust the basis of its assets, liabilities and non-controlling interest to their fair value and allocate the reorganization value to the Company’s assets in conformity with the purchase method of accounting for business combinations in ASC 805, including the business combinations guidance applicable to insurance entities in ASC 944-805. The valuations required to determine the fair value of Ambac’s assets, liabilities and non-controlling interests presented below represent the Company’s preliminary estimates.

Ambac’s estimated reorganization value of $28,496,726 approximates the fair value of the Company’s assets. The reorganization value equals the sum of the estimated fair values of: (1) total liabilities of $28,088,686, (2) noncontrolling interests of $223,040 and (3) the enterprise value of $185,000, which also represents the Company’s estimated equity value attributable to Ambac’s stockholders. In conjunction with formulating the Reorganization Plan, Ambac directed a third-party financial advisor to prepare a valuation analysis to determine Ambac’s estimated enterprise value. The estimated enterprise value was included in the Disclosure Statement filed by Ambac with the Bankruptcy Court in September 2011. The enterprise value was based primarily on a discounted cash flow analysis using projected financial information. The enterprise value relied on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company.

The adjustments presented below are presented on an unaudited pro-forma basis as of March 31, 2013, which differs from our Fresh Start Reporting Date. Accordingly, these estimates are preliminary and subject to further revisions and adjustments, based on any updated valuations, actual amounts, applicable economic conditions as of the Fresh Start Reporting Date and results of operations through the Fresh Start Reporting Date. Ambac’s actual fresh start accounting adjustments may vary materially from those presented below. The unaudited pro-forma adjustments presented below summarize the impact of the Reorganization Plan and adoptions of fresh start accounting as if the Fresh Start Reporting Date had occurred on March 31, 2013.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Pro-Forma Fresh Start Consolidated Balance Sheet

	Predecessor March 31, 2013	Reorganization Items (1)	Fresh Start Adjustments (2)	Successor Pro-Forma March 31, 2013
(Dollars in Thousands, Except per Share Data)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Assets:
Investments	$6,512,262	$(101,900)	$—	$6,410,362
Cash	53,135			53,135
Receivable for securities sold	40,822			40,822
Investment income due and accrued	33,944			33,944
Premium receivables	1,543,098			1,543,098
Reinsurance recoverable on paid and unpaid losses	160,682			160,682
Deferred ceded premium	170,032			170,032
Subrogation recoverable	545,007			545,007
Deferred acquisition costs	192,306		(192,306)	—
Loans	8,691		(1,572)	7,119
Derivative assets	112,811			112,811
Current taxes	—	4,626		4,626
Insurance intangible	—		2,345,268	2,345,268
Goodwill	—		286,956	286,956
Other assets	40,365			40,365
Variable interest entity assets:
Fixed income securities, at fair value	2,414,607			2,414,607
Restricted cash	2,258			2,258
Investment income due and accrued	1,338			1,338
Loans	14,327,840		(9,006)	14,318,834
Other assets	5,462			5,462

Total assets	$26,164,660	$(97,274)	$2,429,340	$28,496,726

Liabilities and Stockholders’ Equity:
Liabilities:
Liabilities subject to compromise	$1,704,641	$(1,704,641)	$—	$—
Unearned premiums	2,623,445			2,623,445
Loss and loss expense reserve	6,590,216			6,590,216
Ceded premiums payable	92,085			92,085
Obligations under investment agreements	357,371		(1,144)	356,227
Obligations under investment repurchase agreements	5,926		55	5,981
Deferred taxes	1,540		168,373	169,913
Current taxes	97,274	(97,274)		—
Long-term debt	153,873		732,938	886,811
Accrued interest payable	246,378		(22,184)	224,194
Derivative liabilities	505,746			505,746
Other liabilities	91,057			91,057
Payable for securities purchased	17,051			17,051
Variable interest entity liabilities:
Accrued interest payable	828			828
Long-term debt	14,229,373		(22,167)	14,207,206
Derivative liabilities	2,317,625			2,317,625
Other liabilities	301			301

Total liabilities	$29,034,730	$(1,801,915)	$855,871	$28,088,686

Stockholders’ deficit:
Preferred stock	$—	$—	$—	$—
Common stock – Predecessor Ambac	3,080		(3,080)	—
Common stock – Successor Ambac	—	450		450
Additional paid-in capital – Predecessor Ambac	2,172,027		(2,172,027)	—
Additional paid-in capital – Successor Ambac	—	184,550	—	184,550
Accumulated other comprehensive income	720,071		(720,071)	—
Accumulated deficit	(6,015,025)	1,519,641	4,495,384	—
Common stock held in treasury at cost	(410,695)		410,695	—

Total Ambac Financial Group, Inc. stockholders’ deficit	(3,530,542)	1,704,641	2,010,901	185,000
Noncontrolling interest	660,472		(437,432)	223,040

Total stockholders’ deficit	(2,870,070)	1,704,641	1,573,469	408,040

Total liabilities and stockholders’ deficit	$26,164,660	$(97,274)	$2,429,340	$28,496,726

(1)	Reorganization items: Represents amounts recorded for the implementation of the Reorganization Plan on the Fresh Start Reporting Date. This includes the settlement of pre-petition liabilities, cash payments to the IRS under the IRS Settlement, and the distribution of new shares of Ambac common stock and warrants to pre-petition creditors.

(2)	Fresh start adjustments: Represents the following fresh start adjustments:

•	Adjusting the basis of all assets, liabilities and non-controlling interests to fair value for those items which are not already reported at fair value under U.S. GAAP accounting rules:

•

Loans, Obligations under investment agreements, Long-term debt, VIE Loans and VIE Long-term debt: Refer to Note 7—Fair Value Measurements, for a discussion of the valuation methodologies used to estimate fair value for these line items.

•

Insurance intangible: Represents the fair value adjustment for financial guarantee insurance and reinsurance contracts. Pursuant to the business combinations guidance for insurance entities in ASC Topic 944-805, insurance and reinsurance assets and liabilities continue to be measured in accordance with existing accounting policies and an intangible asset is recorded representing the difference between the fair value and carrying value of these insurance and reinsurance assets and liabilities. As a result, the carrying value of our financial guarantee insurance and reinsurance contracts will continue to be reported and measured in accordance with ASC Topic 944. These line items primarily comprise Premiums receivable, Reinsurance recoverable on paid and unpaid losses, Deferred ceded premium, Subrogation recoverable, Loss and loss expense reserve, and Ceded premiums payable. Refer to Note 7—Fair Value Measurements, for a discussion of the valuation methodology used to estimate fair value for financial guarantee insurance contracts. Also note that certain insurance-related balance sheet items that do not represent future cash cash flows, such as deferred acquisitions costs, are written off at the Fresh Start Reporting Date.

•	Non-controlling interests: The fair value adjustment is based on current quotes from market sources.

•	Recording the deferred tax impact of the above fair value adjustments in accordance with ASC Topic 852.

•	Recording goodwill for the excess of the reorganization value over the fair value of the identifiable assets.

•	Cancelling the predecessor’s common and preferred stock and eliminating the predecessor’s additional paid-in capital, accumulated other comprehensive income, accumulated deficit and treasury stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In this Quarterly Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2012 Annual Report on Form 10-K.

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac Financial Group, Inc. (“Ambac” or the “Company”) management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the inability of Ambac Assurance Corporation (“Ambac Assurance”) to pay dividends to Ambac; (2) adverse events arising from the rehabilitation proceedings for the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”), including the failure of the injunctions issued by the Wisconsin rehabilitation court to protect the Segregated Account and Ambac Assurance from certain adverse actions; (3) litigation arising from the Segregated Account rehabilitation proceedings; (4) decisions made by the rehabilitator of the Segregated Account for the benefit of policyholders may result in material adverse consequences for Ambac’s security holders; (5) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (6) uncertainty concerning our ability to achieve value for holders of Ambac securities; (7) potential of a full rehabilitation proceeding against Ambac Assurance; (8) material changes to the Segregated Account rehabilitation plan or to current rules and procedures governing the payment of permitted policy claims, with resulting adverse impacts; (9) inadequacy of reserves established for losses and loss expenses, including our inability to realize the recoveries or future commutations included in our reserves; (10) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (11) risks relating to determination of amount of impairments taken on investments; (12) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (13) market spreads and pricing on insured CLOs and other derivative products insured or issued by Ambac or its subsidiaries; (14) Ambac’s financial position and the Segregated Account rehabilitation proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (15) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (16) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, CLOs, public finance obligations and exposures to reinsurers; (17) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (18) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (19) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (20) changes in prevailing interest rates; (21) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance; (22) changes in accounting principles or practices that may impact Ambac’s reported financial results; (23) legislative and regulatory developments; (24) operational risks, including with respect to internal processes, risk models, systems and employees; (25) changes in tax laws, tax disputes and other tax-related risks; and (26) other risks and uncertainties that have not been identified at this time.

OVERVIEW

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). The Company, as debtor and debtor-in-possession, filed a Fifth Amended Plan of Reorganization on March 12, 2012, which was confirmed by order of the Bankruptcy Court on March 14, 2012 and modified in accordance with orders entered by the Bankruptcy Court on April 29, 2013 (such Fifth Amended Plan of Reorganization, as so modified, the “Reorganization Plan”). On April 30, 2013, Ambac executed a closing agreement with the United States Internal Revenue Service (the “IRS”) to conclude the settlement of a dispute with the IRS, and concurrently paid $1,900, while the Segregated Account (as defined below) paid $100,000, to the United States in connection with such settlement. On May 1, 2013, the Reorganization Plan became effective and Ambac emerged from bankruptcy. Refer to Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion of Ambac’s emergence from bankruptcy.

Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

•

Increasing the value of its investment in Ambac Assurance Corporation (“Ambac Assurance”) by actively managing its assets and liabilities with a focus on maximizing investment portfolio returns and mitigating or remediating losses on poorly performing transactions, including through executing policy commutations, repurchasing liabilities at a discount, pursuing recoveries of losses through litigation and the exercise of contractual and legal rights, and restructuring transactions; and

•

Pursuing new financial services businesses, apart from Ambac Assurance and Everspan Financial Guarantee Corp. These new businesses may include advisory, asset servicing, asset management and/or insurance.

Although we are exploring new business opportunities for Ambac, it is not possible at this time to predict the operating results or prospects of any future business. Our efforts to pursue new business opportunities may be unsuccessful or require significant financial or other resources. No assurance can be given that we will be able to identify or execute the acquisition or development of any new business. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative. For additional risks and uncertainties concerning Ambac, please refer to Part I, Item 1A of Ambac’s 2012 Form 10-K.

Ambac has two reportable business segments: Financial Guarantee and Financial Services.

Ambac’s financial guarantee business was executed through its primary operating subsidiary, Ambac Assurance. Ambac Assurance provided financial guarantees and financial services to clients in both the public and private sectors globally. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio caused downgrades and ultimately rating withdrawals of Ambac Assurance’s financial strength ratings from the independent rating agencies. These losses have prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac Assurance’s future operations and financial results. Ambac Assurance is unable to pay dividends, and as a result Ambac’s liquidity has been restricted.

In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. As of March 31, 2013, insurance liabilities for policies allocated to the Segregated Account were $6,211.5 million. These insurance liabilities include loss reserves and loss expense reserves, gross of remediation and reinsurance recoveries. In March 2010, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2012 Form 10-K and to Note 1 to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for further discussion of the creation and rehabilitation of the Segregated Account.

Ambac’s existing financial services segment is operated by subsidiaries of Ambac Assurance. This segment provided financial and investment products, including investment agreements, funding conduits, and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. The interest rate swap and investment agreement businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Ambac’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of estimates and assumptions. Management has discussed and reviewed the development, selection and disclosure of critical accounting policies and estimates with Ambac’s Audit Committee. Management believes that the most critical accounting estimates, since these estimates require significant judgement, are the accounting for loss and loss expenses of non-derivative financial guarantees, the valuation of financial instruments, including the determination of whether an investment impairment is other-than-temporary and the valuation allowance on deferred tax assets. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2012.

FINANCIAL GUARANTEES IN FORCE

Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market sector at March 31, 2013 and December 31, 2012. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	March 31, 2013	December 31, 2012
Public Finance	$135,641	$143,018
Structured Finance	40,009	42,359
International Finance	35,313	38,256

Total net par outstanding	$210,963	$223,633

Included in the above net par exposures at March 31, 2013 and December 31, 2012 are $10,205 and $11,282, respectively, of exposures that were executed in the form of credit derivatives.

Ratings Distribution

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at March 31, 2013 and December 31, 2012 and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at March 31, 2013 and December 31, 2012. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio

Ambac Rating(1)	March 31, 2013	December 31, 2012
AAA	1%	1%
AA	22	22
A	44	44
BBB	18	18
Below investment grade	15	15

Total	100%	100%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. In cases where Ambac Assurance or Ambac UK has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice.

Summary of Below Investment Grade Exposure

Bond Type	March 31, 2013	December 31, 2012
($ in millions)
Public Finance:
Housing (1)	$761	$775
Tax-backed	729	741
Transportation	519	533
General obligation	390	392
Health care	11	11
Other	1,316	1,436

Total Public Finance	3,726	3,888

Structured Finance:
Residential mortgage-backed and home equity—first lien	9,158	9,592
Residential mortgage-backed and home equity—second lien	7,253	7,533
Student loans	5,160	5,331
Structured Insurance	1,657	1,657
Mortgage-backed and home equity—other	389	403
Other	549	554

Total Structured Finance	24,166	25,070

International Finance:
Airports	—	1,504
Other	3,272	3,452

Total International Finance	3,272	4,956

Total	$31,164	$33,914

(1)	Includes $488 of military housing net par at March 31, 2013 and December 31, 2012.

The decrease in below investment grade exposures are primarily due to (i) reductions to residential mortgage-backed securities during the year as a result of both voluntary prepayments by issuers and claims presented to Ambac Assurance; and (ii) maturity of a portion of an international airport exposure resulting in an overall improvement in the credit quality of the remaining exposures.

RESULTS OF OPERATIONS

We follow the accounting prescribed by ASC Topic 852, “Reorganizations.” Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance in ASC Topic 852. While ASC Topic 852 provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with ASC Topic 852. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing for, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. Accordingly, the financial results in the prior periods or filed in future filings may not be comparable.

Ambac’s net income was $282.3 million or $0.93 per share, compared to $253.3 million or $0.84 per share, for the three months ended March 31, 2013 and 2012, respectively. The quarter ended March 31, 2013 financial results compared to 2012 were favorably impacted primarily by (i) a lower provision for loss and loss expenses; (ii) higher net realized investment gains; (iii) higher net gains related to consolidated variable interest entities; (iv) income related to the net change in fair value of credit derivatives compared to a loss in 2012; and (v) lower interest expense, partially offset by (i) lower other income; (ii) lower derivative product revenue; and (iii) lower net investment income.

The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s creditworthiness. We reflect Ambac’s own creditworthiness in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. During the three months ended March 31, 2013 and 2012, Ambac Assurance’s creditworthiness as perceived by market participants improved. Accordingly, as further described under Change in Fair Value of Credit Derivatives and Derivative Products Reserve below, Ambac’s net income included losses of $99.6 million and $138.1 million for the three months ended March 31, 2013 and 2012, respectively, related to changes of the CVA on derivative liabilities.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2013 and 2012 and its financial condition as of March 31, 2013 and December 31, 2012.

De-risking and other Settlements of Financial Guarantee Contracts. As part of its efforts to increase the residual value of its financial guarantee business, Ambac Assurance pursues loss mitigation strategies, including seeking recovery of paid claims, commencing litigation to recover losses or mitigate future losses, entering into commutations of policies at discounts to their expected losses and purchasing Ambac-insured securities (collectively “de-risking”). Ambac Assurance considers the cash payment, if any, as well as the potential for lost future premium receipts in its review of the economic impact of executing such de-risking transactions.

In the three months ended March 31, 2013, Ambac did not execute any commutations of insurance policies. In the three months ended March 31, 2012, the Segregated Account of Ambac Assurance made a gross cash payment of $17.5 million to commute $341 million of gross par exposure relating to two student loan transactions. There were no Surplus Notes issued by Ambac Assurance or the Segregated Account during the three months ended March 31, 2013 or 2012 related to commutations, terminations or settlements of financial guarantee or credit derivative transactions.

Net Premiums Earned. Net premiums earned during the three months ended March 31, 2013 were $100.3 million, an increase of 5.6% from $95.0 million for the three months ended March 31, 2012. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Ambac had accelerated earnings of $29.4 million during the first quarter of 2013 versus $15.8 million in the first quarter of 2012. The net increase in accelerated earnings was driven by a large negative acceleration on a structured finance policy as of the three months ended March 31, 2012. Ambac recognizes negative accelerations on policies when the GAAP premiums receivable for the policy exceeds the policy’s unearned premium reserve at termination. Normal net premiums earned, which exclude accelerated premiums, have been negatively impacted by the runoff of the insured portfolio either via transaction terminations, refundings or scheduled maturities. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended March 31,
($ in millions)	2013	2012
Public Finance	$36.1	$39.0
Structured Finance	15.7	18.3
International Finance	19.1	21.9

Total normal premiums earned	70.9	79.2
Accelerated earnings	29.4	15.8

Total net premiums earned	$100.3	$95.0

The following table provides a breakdown of accelerated earnings by market sector:

	Three Months Ended March 31,
($ in millions)	2013	2012
Public Finance	$26.0	$23.0
Structured Finance	3.4	(7.3)
International Finance	—	0.1

Total accelerated earnings	$29.4	$15.8

Net Investment Income. Net investment income for the three months ended March 31, 2013 was $85.1 million, a decrease of 24% from $112.1 million for the three months ended March 31, 2012. The following table provides details by segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ in millions)	2013	2012
Financial Guarantee	$83.9	$105.2
Financial Services	1.2	6.8
Corporate	—	0.1

Total net investment income	$85.1	$112.1

The decrease in Financial Guarantee net investment income in the first quarter of 2013 primarily reflects a lower average invested asset base compared to 2012 and the favorable impact of actual and projected cash flows on Ambac-wrapped securities in the 2012 period. Partially offsetting these factors, portfolio yields benefitted from the continued shift toward higher yielding assets, including Ambac-wrapped securities purchased as part of the company’s loss remediation strategy, as tax-exempt municipals mature. The amortized cost basis of Ambac-wrapped securities as of March 31, 2013 was $648 million compared to $528 million at March 31, 2012. The average invested asset base for the three months ended March 31, 2013 was lower than for the comparable 2012 period as receipts of installment premiums and investment receipts were more than offset by the resumption of partial claim payments on Segregated Account policies, payments made to commute certain financial guarantee exposures and the repurchase of surplus notes in the second quarter of 2012. As described in Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K, effective March 24, 2010 claim payments on policies allocated to the Segregated Account had been enjoined pursuant to an order of the Rehabilitation Court. However, the Rehabilitation Court subsequently approved rules under which, effective August 1, 2012 holders of policies allocated to the Segregated Account were, and continue to be, allowed to submit policy claims for review and partial payment equating to 25% of the permitted policy claim amount. As described in Note 1, the Rehabilitator may seek approval from the Rehabilitation Court to make Supplemental Payments with respect to certain insured securities.

The Financial Services decrease in investment income for the three months ended March 31, 2013 was driven primarily by a smaller portfolio of investments in the investment agreement business. The portfolio decreased as a result of sales of securities to fund repayment of investment agreements and the partial repayment of intercompany loans from Ambac Assurance.

Corporate investment income relates to the investments from Ambac’s investment portfolio.

Net Other-Than-Temporary Impairment Losses. Net other-than-temporary impairment losses recorded in the statement of operations include only the credit related impairment amounts to the extent management does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the amortized cost basis less any current period credit impairment. Non-credit related impairment amounts are recorded in accumulated other comprehensive income on the balance sheet. Alternatively, the non-credit related impairment would be recorded in net other-than-temporary impairment losses in the statement of operations if management intends to sell the securities or it is more likely than not that the Company will be required to sell before recovery of amortized cost less any current period credit impairment. Charges for net other-than-temporary impairment losses were $0.0 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated effective date of the Segregated Account Rehabilitation Plan and the resumption of claim payments with respect to Segregated Account policies have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Net other-than-temporary impairments for the three months ended March 31, 2012 resulted primarily from such adverse changes to projected cash flows on Ambac-wrapped securities and from credit impairments on certain other non-agency RMBS securities. As of March 31, 2013, management has not asserted an intent to sell any securities from its portfolio that are in an unrealized loss position. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Net Realized Investment Gains. The following table provides a breakdown of net realized gains for the three months ended March 31, 2013 and 2012:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2013:
Net gains on securities sold or called	$1.3	$40.0	$—	$41.3
Foreign exchange	4.8	—	—	4.8

Total net realized gains	$6.1	$40.0	$—	$46.1

March 31, 2012:
Net gains on securities sold or called	$—	$0.5	$—	$0.5
Foreign exchange (losses)	(0.1)	—	—	(0.1)

Total net realized gains	$(0.1)	$0.5	$—	$0.4

The net gains during the three months ended March 31, 2013 are primarily the result of recoveries from the settlement of litigation associated with investment securities that were written-off in 2002 and 2003. No significant future recoveries on these securities are expected.

Change in Fair Value of Credit Derivatives. The net change in fair value of credit derivatives was a gain of $12.8 million for the three months ended March 31, 2013, compared to a loss of $7.2 million for the three months ended March 31, 2012. The net gain for the first quarter of 2013 resulted from net mark-to-market gains from improvement in average reference obligation prices and the reversal of unrealized losses associated with runoff of the portfolio, partially offset by a reduction of the Ambac Assurance credit valuation adjustment (“CVA”) during the period. Results for the three months ended March 31, 2012 included a reduction of the CVA which exceeded the impact of price improvements and runoff of underlying reference obligations. Reductions to the CVA resulted in losses within the overall change in fair value of credit derivative liabilities of $69.5 million and $102.8 million for the three months ended March 31, 2013 and 2012, respectively. In addition, 2013 realized gains from credit derivative fees were lower than 2012, reflecting runoff of the portfolio. The CVA has been lowered periodically to reflect observed increases in the market value of Ambac Assurance’s direct and guaranteed obligations as they occur. See Note 7 to the Consolidated Financial Statements located in Item 1 of this Form 10-Q for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of March 31, 2013 and December 31, 2012:

($ in millions)	March 31, 2013	December 31, 2012
Mark-to-market liability of credit derivatives, excluding CVA	$395.0	$474.8
CVA on credit derivatives	(191.7)	(261.2)

Net credit derivative liability at fair value	$203.3	$213.6

Realized gains and other settlements on credit derivative contracts were $2.5 million and $3.3 million for the three months March 31, 2013 and 2012, respectively. These amounts represent premiums received and accrued on written contracts. There were no losses and settlements included in net realized gains for the three months March 31, 2013 and 2012.

Unrealized gains (losses) on credit derivative contracts were $10.3 million and ($10.5) million in the three months ended March 31, 2013 and 2012, respectively. The net unrealized gains (losses) in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above, excluding the impact of realized gains and other settlements.

Derivative Product Revenues. Net losses reported in derivative product revenues for the three months ended March 31, 2013 were $0.6 million compared to net gains of $47.0 million for the three months ended March 31, 2012. Results in derivative product revenues for both periods were primarily driven by mark-to-market gains in the portfolio caused by rising interest rates, offset by declines in the Ambac CVA on certain liabilities. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio (the “macro-hedge”). This additional interest rate sensitivity contributed gains of $19.6 million for the three months ended March 31, 2013, down from $50.9 million for the three months ended March 31, 2012 as a result of a lesser increase in interest rates and a lower portfolio sensitivity to rate changes in the first quarter 2013 compared to 2012. In addition to the impact of the macro-hedge, derivative products revenue included mark-to-market gains on financial guarantee customer swaps, net of the negative impact of adjustments to the Ambac CVA as described below.

The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in losses within derivative products revenues of $30.1 million and $35.3 million for the three months ended March 31, 2013 and 2012, respectively. Changes to the discount rates used to determine the CVA reflect observed increases in the market value of Ambac Assurance’s direct and indirect obligations. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excludes credit derivatives) as of March 31, 2013 and December 31, 2012:

($ in millions)	March 31, 2013	December 31, 2012
Derivative products mark-to-market liability, excluding CVA	$281.4	$313.5
CVA on derivative products portfolio	(91.8)	(121.9)

Net derivative products portfolio liability at fair value	$189.6	$191.6

Other Income. Other income for the three months ended March 31, 2013 was $9.5 million, as compared to $64.8 million for the three months ended March 31, 2012. Other income is primarily comprised of non-investment related foreign exchange gains and losses, deal structuring, commitment, consent and waiver fees. In the three months ended March 31, 2012, Other income also included mark-to-market gains and losses relating to options to call certain Ambac Assurance surplus notes. These call options were exercised during 2012. Other income for the three months ended March 31, 2013 primarily resulted from foreign exchange gains in addition to deal related fees. Other income for the three months ended March 31, 2012 primarily resulted from mark-to-market gains of $61.7 million related to Ambac’s option to call up to $500 million par of bank surplus notes.

Income on Variable Interest Entities. Income on variable interest entities for the three months ended March 31, 2013 and 2012 was $38.3 million and $15.2 million, respectively. Included within Income on variable interest entities are income statement amounts relating to VIEs consolidated under ASC Topic 810, including gains or losses attributable to consolidating or deconsolidating VIEs during the period reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets that remain in consolidation are attributable to net positive projected cash flows within the VIEs which is generally payable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums and fees. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under ASC Topic 944 and the carrying value of the consolidated VIE’s net assets are recorded through income at the time of consolidation or deconsolidation.

Income on variable interest entities for the three months ended March 31, 2013 reflects increases to the fair value of net assets related primarily to longer estimated lives of certain transactions and the resultant increase in projected positive net cash flows. Income on variable interest entities for the three months ended March 31, 2012 reflects the positive change in the fair value of net assets of one VIE resulting from a larger portion of projected VIE asset cash flows serving to fund financial guarantee insurance premiums following credit downgrade of the transaction. Refer to Note 3 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information on the accounting for VIEs.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expenses for the three months ended March 31, 2013 and 2012 were benefits of $51.1 million and $2.3 million, respectively. The net benefit realized for the three months ended March 31, 2013 was driven by lower estimated losses in the first-lien RMBS portfolio. The net benefit realized for the three months ended March 31, 2012 was driven by lower estimated losses in the first-lien RMBS and student loan portfolios, partially offset by higher estimated losses for public finance credits and loss expense reserves for RMBS policies.

Please refer to the Loss Reserves section located in Note 6 of the Consolidated Financial Statements located in Item 1 of this Form 10-Q for further background information on loss reserves.

The following table summarizes the changes in the total net loss and loss expense reserves for the three months ended March 31, 2013 and the year ended December 31, 2012:

($ in millions)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Beginning balance of loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,974.7	$6,230.8
Provision for losses and loss expenses	(51.1)	683.6
Gross recovered (paid) claims and loss expenses (1)	9.8	(982.8)
Recoveries of losses and loss expenses paid from reinsurers	2.5	18.8
Other adjustments (including foreign exchange)	(39.4)	24.3

Ending balance of net loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,896.5	$5,974.7

(1)	On September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. As described in Note 1, the Rehabilitator may seek approval from the Rehabilitation Court to make Supplemental Payments with respect to certain insured securities.

The losses and loss expense reserves, net of reinsurance as of March 31, 2013 and December 31, 2012 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,460.4 million and $2,497.2 million, respectively. Please refer to “Balance Sheet” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 6 of the Consolidated Financial Statements in Item 1 of this Form 10-Q for further background information on the change in estimated recoveries.

The following table provides details of net claims recorded, net of recoveries received for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ in millions)	2013	2012
Net claims recorded (1):
Public Finance	$6.0	$19.0
Structured Finance	180.2	363.5
International Finance	(1.5)	—

Total	$184.7	$382.5

(1)	Claims recorded include (i) claims paid (recovered) and (ii) changes to claims presented and unpresented through the balance sheet date for policies which were allocated to the Segregated Account. Item (ii) includes permitted policy claims for policies allocated to the Segregated Account that were presented through to the balance sheet date and approved by the Rehabilitator of the Segregated Account in accordance with the Policy Claim Rules as discussed in Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K. Amounts recorded for claims not yet permitted are based on management’s judgment.

Claims permitted in accordance with the Policy Claim Rules in 2013 were $418.6 million, including $89.5 million related to the moratorium period, March 24, 2010 through July 31, 2012. Claims permitted in accordance with the Policy Claim Rules in 2012 were $4,246.7 million, including $3,712.9 million related to the moratorium period, March 24, 2010 through July 31, 2012. As of March 31, 2013 and December 31, 2012, respectively, $3,594.1 million and $3,388.1 million of claims remain unpaid.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three months ended March 31, 2013 and 2012 were $34.4 million and $36.5 million, respectively, a decrease of 6%. Underwriting and operating expenses consist of gross underwriting and operating expenses plus the amortization of previously deferred expenses (included in Financial Guarantee segment). The following table provides details of underwriting and operating expenses by segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ in millions)	2013	2012
Underwriting and operating:
Financial Guarantee	$33.0	$33.8
Financial Services	0.8	0.8
Corporate	0.6	1.9

Total	$34.4	$36.5

The decrease in Financial Guarantee underwriting and operating expenses for the three months ended March 31, 2013 were primarily due to lower consulting, legal expenses and reinsurance commissions, partially offset by higher premium tax and compensation expenses.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisors. During the three months ended March 31, 2013 and 2012 expenses incurred in connection with legal and consulting services provided for the benefit of OCI amounted to $2.4 million and $3.1 million. Future expenses may include a significant amount of advisory costs for the benefit of OCI that are outside the control of Ambac’s management.

Corporate expenses include the operating expenses of Ambac. The decrease is primarily due to the provisions of the new expense sharing agreement where Ambac Assurance reimburses Ambac for certain operating expenses.

Interest Expense. Interest expense includes accrued interest and accretion of the discount on surplus notes issued by Ambac Assurance and the Segregated Account, interest expense relating to investment agreements, and interest expense related to a secured borrowing transaction. The following table provides details for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
($ in millions)	2013	2012
Interest expense:
Surplus notes	$22.0	$31.5
Investment agreements	1.0	1.8
Secured borrowing	0.2	0.5

Total	$23.2	$33.8

The decrease in interest expense on surplus notes for the three months ended March 31, 2013 resulted primarily from the lower average par amount of surplus notes outstanding compared with the three months ended March 31, 2012. The lower par balance of surplus notes outstanding resulted from the exercise of certain options to repurchase surplus notes in June 2012. The impact of the lower outstanding balance was partially offset by compounding of unpaid interest and the effect of applying the level yield method as the discount to the face value of the surplus notes accretes over time. Surplus note interest payments require the approval of OCI. On June 1, 2011, May 15, 2012 and April 17, 2013, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on scheduled interest payment dates of June 7, 2011, June 7, 2012 and June 7, 2013, respectively. Such interest was accrued for and the Company is accruing interest on these additional amounts following each scheduled interest payment date.

The decline in interest expense related to investment agreements stemmed primarily from reductions on outstanding investment agreements, as the carrying value declined to $363.3 million at March 31, 2013 from $547.3 million at March 31, 2012.

Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. Reorganization items in three months ended March 31, 2013 and 2012 were $2.1 million and $2.5 million, respectively, primarily relating to professional advisory fees.

Provision for Income Taxes. Income tax expense was $0.7 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. The income tax expense for the three months ended March 31, 2013 and 2012 relates predominantly to profits in Ambac UK’s Italian branch, which income cannot be offset by losses in other jurisdictions. The income tax for 2013 also includes a provision for New York State/New York City alternative minimum tax obligations.

Ambac Assurance Statutory Basis Financial Results

Ambac Assurance’s and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin.

The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus reported in Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account and, to the extent allowable under a prescribed accounting practice by OCI, the Segregated Account. Pursuant to this prescribed practice, the results of the Segregated Account are not included in Ambac Assurance’s financial statements if Ambac Assurance’s surplus is (or would be) less than $100 million (“Minimum Surplus Amount”). Maintaining the Minimum Surplus Amount will result in a reduction in the liabilities assumed by Ambac Assurance from the Segregated Account. Please refer to Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K for additional information on the establishment of the Segregated Account as well as the operative funding documents between Ambac Assurance and the Segregated Account.

Ambac Assurance’s statutory policyholder surplus and qualified statutory capital were $159.5 million and $687.8 million at March 31, 2013, respectively, as compared to $100.0 million and $628.3 million at December 31, 2012, respectively. The Segregated Account reported statutory policyholder surplus of $101.5 million and $(61.8) million as of March 31, 2013 and December 31, 2012, respectively. At December 31, 2012, Ambac Assurance’s surplus as regards to policyholders was at the Minimum Surplus Amount and therefore $163.7 million of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Secured Note and Reinsurance Agreement. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.

Ambac Assurance’s increase in policyholder surplus was primarily due to (i) earned premiums, (ii) net investment income, and (iii) a benefit in insurance loss and loss expenses. These improvements in policyholders surplus were partially offset by an increase in the liabilities assumed by Ambac Assurance from the Segregated Account for losses on policies allocated to the Segregated Account due to Ambac Assurance exceeding the Minimum Surplus Amount.

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its current cash and investments of $30.6 million at March 31, 2013, $30 million cash received from Ambac Assurance on May 1, 2013, as well as expense sharing and other arrangements with Ambac Assurance as described below. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K), Ambac Assurance is required, under certain circumstances, to make payments to the Company with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain costs and expenses. Any expected receipts with regards to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011, which amount to approximately $245.0 million as of March 31, 2013. See Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K for descriptions of the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore the aforementioned payments and reimbursements will be Ambac’s principal source of funds in the near term. The principal uses of liquidity are the payment of operating expenses, professional advisory fees incurred in connection with the bankruptcy, and amounts related to IRS Settlement. Ambac’s liquidity requirements are primarily being funded by cash on hand and reimbursements of certain expenses from Ambac Assurance, and any contingencies could cause material additional liquidity strains.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, principal and interest payments from investments, sales of investment securities, proceeds from repayment of affiliate loans, claim and reinsurance recoveries, and RMBS subrogation recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus notes principal and interest payments, additional loans to affiliates and tax payments to Ambac. Interest and principal payments on surplus notes, as well as the level of claims paid, are subject to the judgement and approval of Ambac Assurance’s insurance regulator, which has full discretion over deferral of payments regardless of the liquidity position of Ambac Assurance.

In April 2013, the Segregated Account made a $100 million payment to the IRS in connection with the IRS Settlement. Refer to Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion of the IRS Settlement.

Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a specified level of cash and short-term investments at all times.

Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not paid from the commencement of the Segregated Account Rehabilitation Proceedings until the third quarter of 2012. As further described in Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K, on or about September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. As described in Note 1, the Rehabilitator may seek approval from the Rehabilitation Court to make Supplemental Payments with respect to certain insured securities. During the period ended March 31, 2013, the Segregated Account paid $104.6 million, which represents 25% of claims permitted in accordance with the Policy Claim Rules. Permitted policy claims will be a future use of liquidity. Requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on the first three scheduled interest payment dates of June 7, 2011, 2012 and 2013 were disapproved by OCI.

Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided above, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on AMPS since 2010.

Our ability to recover RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive subrogation recoveries of $1,488 million and $1,009 million in 2014 and 2015, respectively. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially.

A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amounted to $681.2 million as of March 31, 2013. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

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

While meaningful progress has been made in unwinding the Financial Services businesses, multiple sources of risk continue to exist. These include further deterioration in investment security market values, additional unexpected draws on outstanding investment agreements, the settlement of potential swap terminations and the inability to replace or establish new hedge positions, and interest rate volatility.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of March 31, 2013 were issued in connection with either municipal bonds or structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of March 31, 2013, Ambac had $314.4 million of contingent withdrawal investment agreements related to CLNs and $49.0 million related to municipal bonds. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. Additionally, management performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

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

Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac posted collateral of $376.0 million in connection with its outstanding investment agreements, including accrued interest, at March 31, 2013.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges most of the related risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post independent amounts of collateral in excess of the amounts needed to cover unrealized losses. AFS also hedges part of its interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, AFS would be required to make termination payment but would also receive a return of collateral in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $232.3 million, including independent amounts, under these contracts at March 31, 2013.

Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.

BALANCE SHEET

Total assets decreased by approximately $921 million to $26.16 billion during the quarter ended March 31, 2013, primarily as a result of (i) lower variable interest entity assets; (ii) lower premium receivables; and (iii) and lower derivative assets, partially offset by (i) higher invested assets at fair value; (ii) higher subrogation recoverables; and (iii) higher receivable for securities. Total liabilities decreased by approximately $1.3 billion to $29.03 billion during the quarter ended March 31, 2013, primarily as a result of (i) lower variable interest entity liabilities and (ii) lower unearned premium reserves. As of March 31, 2013, total stockholders’ deficit was $2.87 billion; compared with total stockholders’ deficit of $3.25 billion at December 31, 2012. This lower deficit was primarily due to the net income for the period ended March 31, 2013 and by unrealized gains on investment securities during the period.

Investment Portfolio. Ambac Assurance’s non-VIE investment objective is to achieve the highest after-tax yield on a diversified portfolio of primarily fixed income investments while employing asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities in the open market given their relative risk/reward characteristics and to mitigate the effect of potential future adverse development in the insured portfolio. Ambac Assurance’s investment policies are subject to oversight by the Rehabilitator of the Segregated Account pursuant to contracts entered into between Ambac Assurance and the Segregated Account.

Ambac UK’s non-VIE investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holders and meeting their claims. Ambac UK’s investment portfolio is primarily fixed income investments and pooled investment funds with diversified holdings. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the FSA as regulator of Ambac UK. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.

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

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by segment at March 31, 2013 and December 31, 2012:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2013:
Fixed income securities:
Municipal obligations (1)	$1,794.4	$—	$—	$1,794.4
Corporate obligations	1,069.1	—	—	1,069.1
Foreign obligations	11.9	—	—	11.9
U.S. government obligations	76.2	22.1	—	98.3
U.S. agency obligations	49.9	4.1	—	54.0
Residential mortgage-backed securities (2)	1,453.2	83.7	—	1,536.9
Collateralized debt obligations	17.4	9.9	—	27.3
Other asset-backed securities	550.9	259.5	—	810.4

	5,023.0	379.3	—	5,402.3
Short-term (1)	734.3	3.1	30.6	768.0
Other investments	113.8	—	—	113.8

	5,871.1	382.4	30.6	6,284.1

Fixed income securities pledged as collateral:
U.S. government obligations	228.2	—	—	228.2

	228.2	—	—	228.2

Total investments	$6,099.3	$382.4	$30.6	$6,512.3

Percent total	93.6%	5.9%	0.5%	100%
December 31, 2012:
Fixed income securities:
Municipal obligations (1)	$1,848.9	$—	$—	$1,848.9
Corporate obligations	1,013.2	64.8	—	1,078.0
Foreign obligations	70.1	—	—	70.1
U.S. government obligations	105.2	22.1	—	127.3
U.S. agency obligations	78.4	4.1	—	82.5
Residential mortgage-backed securities (2)	1,362.5	93.1	—	1,455.6
Collateralized debt obligations	22.3	11.0	—	33.3
Other asset-backed securities	520.0	186.6	—	706.6

	5,020.6	381.7	—	5,402.3
Short-term (1)	629.7	1.7	30.3	661.7
Other investments	0.1	—	—	0.1

	5,650.4	383.4	30.3	6,064.1

Fixed income securities pledged as collateral:
U.S. government obligations	265.8	—	—	265.8

	265.8	—	—	265.8

Total investments	$5,916.2	$383.4	$30.3	$6,329.9

Percent total	93.4%	6.1%	0.5%	100%

(1)	Includes taxable and tax exempt securities.
(2)	Includes RMBS insured by Ambac Assurance.

The following table represents the fair value of mortgage and asset-backed securities at March 31, 2013 and December 31, 2012 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2013:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$602.5	$0.2	$—	$602.7
RMBS—Second Lien	546.5	—	—	546.5
RMBS—First Lien—Sub Prime	204.0	—	—	204.0
U.S. Government Sponsored Enterprise Mortgages	59.8	80.6	—	140.4
RMBS—First Lien—Prime	38.6	—	—	38.6
Government National Mortgage Association	1.8	2.9	—	4.7

Total residential mortgage-backed securities	1,453.2	83.7	—	1,536.9

Other asset-backed securities
Military Housing	375.0	—	—	375.0
Credit Cards	15.0	209.7	—	224.7
Auto	36.6	49.9	—	86.5
Structured Insurance	57.0	—	—	57.0
Student Loans	16.4	—	—	16.4
Other	50.8	—	—	50.8

Total other asset-backed securities	550.8	259.6	—	810.4

Total	$2,004.0	$343.3	$—	$2,347.3

December 31, 2012
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$582.5	$0.2	$—	$582.7
RMBS—Second Lien	502.9	—	—	502.9
RMBS—First Lien—Sub Prime	177.9	—	—	177.9
U.S. Government Sponsored Enterprise Mortgages	66.9	89.6	—	156.5
RMBS—First Lien—Prime	30.2	—	—	30.2
Government National Mortgage Association	2.1	3.3	—	5.4

Total residential mortgage-backed securities	1,362.5	93.1	—	1,455.6

Other asset-backed securities
Military Housing	379.7	—	—	379.7
Credit Cards	—	154.4	—	154.4
Auto	13.1	32.2	—	45.3
Structured Insurance	56.9	—	—	56.9
Student Loans	16.7	—	—	16.7
Other	53.6	—	—	53.6

Total other asset-backed securities	520.0	186.6	—	706.6

Total	$1,882.5	$279.7	$—	$2,162.2

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is B+, as of March 31, 2013 and December 31, 2012.

The following table provides the fair value of residential mortgage-backed securities (excluding U.S. Government Sponsored Enterprises and Government National Mortgage Association Mortgages) by vintage and type at March 31, 2013 and December 31, 2012:

Year of Issue	First-lien Alt-A	Second- lien	First-lien Prime	First-lien Sub- Prime	Total
($ in millions)
March 31, 2013
2003 and prior	$—	$4.1	$—	$5.3	$9.4
2004	30.7	14.8	—	1.7	47.2
2005	165.6	125.4	14.0	32.8	337.8
2006	211.4	328.9	5.1	101.4	646.8
2007	195.0	73.3	19.5	62.8	350.6

Total	$602.7	$546.5	$38.6	$204.0	$1,391.8

December 31, 2012
2003 and prior	$—	$4.5	$—	$3.8	$8.3
2004	31.3	14.1	—	1.6	47.0
2005	158.0	119.3	11.9	25.1	314.3
2006	206.5	303.4	3.8	88.6	602.3
2007	186.9	61.6	14.5	58.8	321.8

Total	$582.7	$502.9	$30.2	$177.9	$1,293.7

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2013 and December 31, 2012, respectively:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short term	Total	Weighted Average Underlying Rating (1)
March 31, 2013
Ambac Assurance Corporation (2)	$70.2	$4.7	$1,426.8	$—	$1,501.7	B
National Public Finance Guarantee Corporation	672.4	43.1	—	—	715.5	AA-
Assured Guaranty Municipal Corporation	452.1	169.0	2.9	—	624.0	A
Financial Guarantee Insurance Corporation	17.4	—	3.3	—	20.7	A-
MBIA Insurance Corporation	—	18.4	1.0	—	19.4	BBB-
Assured Guaranty Corporation	—	—	14.6	—	14.6	D

Total	$1,212.1	$235.2	$1,448.6	$—	$2,895.9	BBB-

December 31, 2012
Ambac Assurance Corporation (2)	$66.3	$4.7	$1,344.3	$—	$1,415.3	B
National Public Finance Guarantee Corporation	720.9	43.0	—	—	763.9	AA-
Assured Guaranty Municipal Corporation	448.2	169.3	4.9	—	622.4	A
Financial Guarantee Insurance Corporation	17.6	—	4.2	—	21.8	A-
MBIA Insurance Corporation	—	19.7	2.1	—	21.8	BBB-
Assured Guaranty Corporation	—	—	14.8	—	14.8	D

Total	$1,253.0	$236.7	$1,370.3	$—	$2,860.0	BBB-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody’s. If unavailable, Ambac’s internal rating is used.
(2)	Includes securities insured by Ambac Assurance and Ambac Assurance UK Limited.

The following table provides the ratings distribution of the fixed income investment portfolio at March 31, 2013 and December 31, 2012 by segment:

Rating (1):

	Financial Guarantee(2)	Financial Services	Combined
March 31, 2013:
AAA	23%	99%	28%
AA	26	1	25
A	17	—	16
BBB	10	—	9
Below investment grade	18	—	17
Not rated	6	—	5

	100%	100%	100%

December 31, 2012:
AAA	27%	81%	31%
AA	27	19	26
A	13	—	12
BBB	11	—	10
Below investment grade	17	—	16
Not rated	5	—	5

	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)	Below investment grade insured bonds purchased as part of the loss remediation strategy represent 12% of the 2013 and 2012 Financial Guarantee portfolio.

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of March 31, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	March 31, 2013		December 31, 2012
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value (1)	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0—6 months	$31.3	$0.6	$42.4	$0.4
7—12 months	11.0	0.1	0.1	—
Greater than 12 months	4.0	—	4.3	—

	46.3	0.7	46.8	0.4

Corporate obligations in continuous unrealized loss for:
0—6 months	16.5	0.1	64.0	0.9
7—12 months	—	—	5.7	0.2
Greater than 12 months	85.5	6.9	132.9	8.0

	102.0	7.0	202.6	9.1

U.S. treasury obligations in continuous unrealized loss for:
0—6 months	—	—	16.6	0.3
7—12 months	—	—	9.5	0.4
Greater than 12 months	—	—	—	—

	—	—	26.1	0.7

Residential mortgage-backed securities in continuous unrealized loss for:
0—6 months	40.1	4.1	85.8	5.3
7—12 months	3.4	—	2.7	—
Greater than 12 months	111.9	10.3	116.2	15.2

	155.4	14.4	204.7	20.5

Collateralized debt obligations in continuous unrealized loss for:
0—6 months	0.7	—	—	0.1
7—12 months	0.2	0.1	0.2	0.1
Greater than 12 months	3.9	0.1	13.5	0.3

	4.8	0.2	13.7	0.5

Other asset-backed securities in continuous unrealized loss for:
0—6 months	118.1	0.2	0.2	—
7—12 months	—	—	—	—
Greater than 12 months	149.8	44.4	188.8	46.5

	267.9	44.6	189.0	46.5

Short term securities in continuous unrealized loss for:
0—6 months	2.0	—	1.2	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	2.0	—	1.2	—

Total	$578.4	$66.9	$684.1	$77.7

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.

Management has determined that the unrealized losses in available-for-sale securities at March 31, 2013 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities, including those guaranteed by Ambac Assurance, and a general increase in risk and liquidity premiums demanded by fixed income investors. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no unexpected principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management has no intent to sell these securities; and (d) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis.

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of March 31, 2013 and December 31, 2012, by contractual maturity date:

	March 31, 2013		December 31, 2012
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2.3	2.2	2.7	2.7
Due after five years through ten years	37.7	37.2	44.2	43.8
Due after ten years	7.0	6.9	0.3	0.3

	47.0	46.3	47.2	46.8

Corporate obligations:
Due in one year or less	—	—	18.0	17.5
Due after one year through five years	44.8	41.4	140.6	136.5
Due after five years through ten years	39.2	38.0	28.1	27.0
Due after ten years	25.0	22.6	25.0	21.6

	109.0	102.0	211.7	202.6

U.S. treasury obligations:
Due in one year or less	—	—	16.7	16.2
Due after one year through five years	—	—	9.9	9.7
Due after five years through ten years	—	—	0.2	0.2
Due after ten years	—	—	—	—

	—	—	26.8	26.1

Residential mortgage-backed securities	169.8	155.4	225.2	204.7

Collateralized debt obligations	5.0	4.8	14.2	13.7

Other asset-backed securities	312.5	267.9	235.5	189.0

Short term securities	2.0	2.0	1.2	1.2

Total	$645.3	$578.4	$761.8	$684.1

Losses and Loss Expense Reserve. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the financial guarantee portfolio for insurance policies issued to beneficiaries. The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to certain bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The bond types that have experienced significant claims are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 93% of our ever-to-date insurance claims recorded with RMBS comprising 90% of our ever-to-date claims payments.

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) related to policies in Ambac’s loss reserves on credits at March 31, 2013:

($ in millions)	Number of credits	Gross par outstanding(1)	Gross Loss Reserves (1) (2) (3)
RMBS	176	$13,498	$3,425
Student Loans	38	3,110	1,081
All other credits	91	6,262	1,403
Loss adjustment expenses	—	—	136

Totals	305	$22,870	$6,045

(1)	Ceded Par Outstanding and ceded loss and loss expense reserves are $1,073 and $149, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.
(2)	Loss reserves of $6,045 are included in the balance sheet in the following line items: Loss and loss expense reserve—$6,590 and Subrogation recoverable—$545.
(3)	Included in Gross Loss Reserves are unpaid claims of $3,594 million related to policies allocated to the Segregated Account.

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

The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of policies, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at March 31, 2013:

($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation recoveries	Gross loss reserve net of subrogation recoveries (1)
Second-lien	21	$2,398	$580	$—	$580
First-lien Mid-prime	58	3,219	1,537	—	1,537
First-lien Sub-prime	36	1,415	188	—	188
Other	12	293	168	—	168

Total Credits Without Subrogation	127	7,325	2,473	—	2,473

Second-lien	21	2,838	1,394	(1,523)	(129)
First-lien Mid-prime	22	1,360	1,021	(515)	506
First-lien Sub-prime	6	1,975	1,024	(449)	575

Total Credits With Subrogation	49	6,173	3,439	(2,487)	952

Total	176	$13,498	$5,912	$(2,487)	$3,425

(1)	Included in Gross Loss Reserves are unpaid claims of $3,594 related to policies allocated to the Segregated Account.

The following tables provide, by vintage and type, current gross par outstanding, gross loss reserves, and subrogation recoveries, of Ambac’s affected U.S. RMBS book of business:

	Total Gross Par Outstanding At March 31, 2013 ($ in millions)
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$60	$563	$4	$440
2002	31	500	53	14
2003	24	757	340	162
2004	1,008	415	620	31
2005	1,003	961	1,843	58
2006	2,576	662	981	96
2007	2,762	471	1,849	219

Total	$7,464	$4,329	$5,690	$1,020

% of Total RMBS Portfolio	40.3%	23.4%	30.8%	5.5%
% of Related Par Outstanding rated below investment grade (2)	98.3%	89.0%	94.7%	41.8%

	Gross Loss Reserves before Subrogation Recoveries At March 31, 2013 ($ in millions)
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$—	$64	$—	$—
2002	—	63	1	—
2003	—	24	2	—
2004	83	33	28	1
2005	281	427	836	14
2006	1,318	414	720	104
2007	292	187	971	49

Total	$1,974	$1,212	$2,558	$168

	Gross Subrogation Recoveries At March 31, 2013 ($ in millions)
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$—	$—	$—	$—
2002	—	—	—	—
2003	—	—	—	—
2004	(37)	—	—	—
2005	(154)	(210)	(242)	—
2006	(794)	(207)	(117)	—
2007	(538)	(32)	(156)	—

Total	$(1,523)	$(449)	$(515)	$—

(1)	Other primarily includes manufactured housing and lot loan exposures.
(2)	Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac Assurance’s below investment grade category includes transactions on which claims have been submitted.

Student Loans

Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk as with other types of unguaranteed credits. Default data has shown that since origination, a significant deterioration in the performance of private student loans underlying some of our transactions. Additionally, due to the failure of the auction rate markets, the interest rates on some of student loan securities have increased significantly to punitive levels pursuant to the transaction terms. Such increases have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. Rating agency downgrades of outstanding auction rate notes have resulted in step-ups of the interest rate payable on such securities which, in certain cases, has further accelerated the erosion of the trust estate.

Student loan gross par outstanding and gross loss reserves, excluding debt service reserve funds on Ambac insured obligations were as follows:

	March 31, 2013		December 31, 2012
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss Reserves	Gross Par Outstanding	Gross Loss Reserves
For-Profit Issuers	$3,470	$1,033	$3,514	$950
Not-For-Profit Issuers	2,699	48	2,858	91

Total	$6,169	$1,081	$6,372	$1,041

Collateral for the For-Profit Issuers consists of private loans which do not have any federal guarantee as to defaulted principal and interest. Collateral for the Not-For-Profit Issuers consists of both FFELP and private student loans. Approximately 71% of the collateral backing the Not-For-Profit Issuers consists of FFELP loans while the remaining 29% consists of private loans. Private loan defaults have been on the rise since the credit crisis in 2008 began. Elevated unemployment rates, combined with high student loan debt levels will continue to put pressure on borrower’s ability to pay their loans.

Reasonably Possible Additional Losses:

RMBS

It is possible that our loss estimate assumptions for the RMBS insurance policies discussed above could be materially under-estimated as a result of deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, inability to execute commutation transactions with insurers and/or investors and/or continued illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be significantly lower than our current estimates of $2,487 million if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

We have attempted to identify the reasonably possible additional losses using more stressful assumptions. Different methodologies, assumptions and models could produce different base and reasonably possible additional losses and actual results may differ materially from any of these various modeled results.

In the case of both first and second-lien exposures, the regression model’s reasonably possible stress case assumes a significantly harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at March 31, 2013 could be approximately $1,058 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2013 and assumes an inability to execute commutation transactions with issuers and/or investors.

Student Loans

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities. For student loan credits for which we have an estimate of expected loss at March 31, 2013, the reasonably possible increase in loss reserves could be approximately $858 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2013 and assumes an inability to execute commutation transactions with issuers and/or investors.

Other Credits

It is possible our loss reserves on other types of credits may be materially under-estimated because most credits have possible outcomes more adverse than the recorded probability weighted loss reserve. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve. For all credits with loss reserves at March 31, 2013, the sum of all the highest stress case loss scenarios is $1,373 million greater than the current loss reserve. The reasonably possible scenario assumes an inability to execute commutation transactions.

Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but reserves for losses and loss expenses are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Taxes. Ambac considers its U.S. federal net operating loss tax carry forward (“NOLs”) to be a valuable asset. However, Ambac’s ability to use the NOLs could be substantially limited if Ambac were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). In general, an Ownership Change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership in Ambac by 50% or more, as measured generally over a rolling three year period beginning with the last Ownership Change. These provisions can be triggered by new issuances of stock, merger and acquisition activity or normal market trading. As described in Note 1, Ambac’s Amended and Restated Certificate of Incorporation limits transfer rights of shareholders in significant ways to preserve the NOLs. Article XII generally prohibits transfers of common stock to the extent that, as a result of such transfer, either (i) the transferee would become the beneficial owner of 5% or more of the Company’s outstanding stock or (ii) the percentage stock ownership interest in the Company of any existing beneficial owner of 5% or more of the Company’s outstanding stock would be increased. A purported transferee of such a prohibited transfer shall not be recognized as a shareholder of Ambac for any purpose whatsoever in respect of the shares of common stock which comprise the prohibited transfer. The Board of Directors of Ambac may grant exceptions to the restrictions of Article XII. In addition, on September 27, 2012, the Bankruptcy Court entered an order (the “Trading Order”), amending and restating an order entered on November 30, 2010, establishing procedures for certain pre-Effective Date transfers or acquisitions of equity interests in and claims (including debt securities) against the Company. The Bankruptcy Court retains jurisdiction after the Effective Date to enforce the Trading Order with respect to pre-Effective Date violations of the Trading Order.

Cash Flows. Net cash provided by operating activities was $77.3 million and $40.3 million during the three months ended March 31, 2013 and 2012, respectively. Operating cash flows increased for the period ended March 31, 2013 primarily due to lower net loss and loss expense payments. During the three months ended March 31, 2013 Ambac Assurance had net loss recoveries of $19 million, whereas in the three months ended March 31, 2012 Ambac had net loss recoveries of $2 million, net of commutation payments. Additionally, operating cash flows increased for the period ended March 31, 2013 due to lower interest rate swap payments during the period. Future operating cash flows will primarily be impacted by the level of premium collections, surplus note interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of presented but unpaid claims), including payments under credit default swap contracts. In connection with the Settlement Agreement with the IRS, Ambac paid $101.9 million to the US Treasury in May 2013.

Net cash used in financing activities was ($4.0) million and ($7.7) million during the three months ended March 31, 2013 and 2012, respectively. Financing activities for the three months ended March 31, 2013 and 2012 included paydowns of $4.1 million and $7.3 million, respectively, on variable interest entity secured borrowing.

Net cash provided by (used in) investing activities was ($49.7) million and ($8.7) million during the three months ended March 31, 2013 and 2012, respectively.

RISK MANAGEMENT

The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategies. As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, Ambac’s risk management practices are qualified by reference to the Rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices. By virtue of a management services contract executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Risk Management group is responsible for all surveillance, remediation and mitigation services provided to the Segregated Account under the supervision of the OCI.

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

Reinsurance—To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $329.8 million from its reinsurers at March 31, 2013. As of March 31, 2013, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $20,576 million, with the largest reinsurer accounting for $18,155 million or 7.8% of gross par outstanding at March 31, 2013. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at March 31, 2013 and the reinsurers’ rating levels as of May 4, 2013:

Reinsurers	Moody’s Rating	Moody’s Outlook	Percentage ceded Par	Net unsecured reinsurance recoverable (in thousands)(1)
Assured Guaranty Re Ltd (2)	Baa1	Stable	88.23%	$—
Sompo Japan Insurance Inc	A1	Stable	6.62	—
Assured Guaranty Corporation (2)	A3	Stable	5.15	10,663

Total			100.00%	$10,663

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.
(2)	In January 2013, Moody’s downgraded Assured Guaranty Corporation to A3 from Aa3 and Assured Guaranty Re Ltd to Baa1 from A1. The downgrade provides Ambac Assurance with termination rights on certain reinsurance contracts and requires an increase to the collateral currently provided by Assured Guaranty Re Ltd.

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

Interest Rate Risk:

Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment agreement and repurchase agreements, long-term debt and interest rate derivatives. The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7 to the Consolidated Financial Statements located in Item 1 of this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at March 31, 2013:

Change in Interest Rates	Estimated Change in Net Fair Value	Estimated Net Fair Value
($ in millions)
300 basis point rise	$(22)	$4,641
200 basis point rise	65	4,728
100 basis point rise	51	4,714
Base scenario	—	4,663
100 basis point decline (1)	(121)	4,542

(1)	Incorporates an interest rate floor of 0%

Due to the low interest rate environment as of March 31, 2013, stress scenarios involving interest rate declines greater than 100 basis points are not meaningful to the Company’s portfolios.

Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio (which declines in value as rates increase) and the interest rate swap portfolio (which is generally positioned to increase in value as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments on the financial guarantee portfolio.

Ambac Financial Services (“AFS”) manages its derivatives portfolio with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The interest rate sensitivity in the AFS derivatives portfolio has been reduced over the course of the first quarter of 2013 as interest rate exposure in the financial guarantee business has declined. The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $1.0 million for a 1 basis point parallel shift in USD swap rates up or down, respectively, at March 31, 2013.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the period ended March 31, 2013, Ambac’s VaR, for its interest rate derivative portfolio averaged approximately $25.4 million. Ambac’s VaR ranged from a high of $28.3 million to a low of $21.3 million for the three month period ended March 31, 2013. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing stress testing to measure the potential for losses in volatile markets. These stress tests include parallel and non-parallel shifts in the benchmark interest rate curve.

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

The following table summarizes the estimated change in fair values on Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at March 31, 2013:

($ in millions) Change in Underlying Spreads	Estimated Change in Fair Value	Fair Value
250 basis point widening	$(179)	$(382)
50 basis point widening	(36)	(239)
Base scenario	—	(203)
50 basis point narrowing	36	(167)
250 basis point narrowing	142	(61)

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $191.7 million reduction to the credit derivatives liability as of March 31, 2013. At March 31, 2013 the credit valuation adjustment resulted in a 48.5% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7 to the Audited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further information on measurement of the credit valuation adjustment.

The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk were not significant as of March 31, 2013. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $91.8 million as of March 31, 2013.

Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of credit spreads. The most significant changes to credit spreads have generally related to Alt-A and subprime residential mortgage-backed securities, some of which are guaranteed by Ambac Assurance. Credit spreads may reflect the non-payment risk of the underlying mortgages, the guarantor or both. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at March 31, 2013:

Change in Credit Spreads	Estimated Change in Fair Value	Fair Value
($ in millions)
250 basis point widening	$(597)	$5,801
50 basis point widening	(121)	6,277
Base scenario	—	6,398
50 basis point narrowing	121	6,519
250 basis point narrowing	646	7,044

Foreign Exchange Risk:

Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK and Ambac’s consolidated VIEs. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of March 31, 2013.

($ in millions)	Change in Foreign Exchange Rates Against U.S. Dollar
	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(137.5)	$(68.7)	$68.7	$137.5

SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES

Please refer to Note 3, “Special Purpose Entities, Including Variable Interest Entities” of the Unaudited Consolidated Financial Statements, located in Item 1 of this Form 10-Q, for information regarding special purpose and variable interest entities.

ACCOUNTING STANDARDS

Please refer to Note 13, “Future Applications of Accounting Standards and Adoption of New Accounting Standards” of the Consolidated Financial Statements, located in Item 1 of this Form 10-Q, for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see the Market Risk Management section of the Management’s Discussion and Analysis of this Form 10-Q. For a detailed discussion of Ambac’s Quantitative and Qualitative Disclosures About Market Risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, Ambac’s disclosure controls and procedures were effective.

Ambac believes that the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, Ambac’s consolidated financial condition as of March 31, 2013 and December 31, 2012 and consolidated results of operations for the three month periods ended March 31, 2013 and 2012 and consolidated cash flows for the three month periods ended March 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles. There has not been any changes in Ambac’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month periods ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, Ambac’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings.

Please refer to Note 11 “Commitments and Contingencies” of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q, and Note 15 “Commitments and Contingencies” in Part II, Item 8 of Ambac’s 2012 Form 10-K for a discussion on legal proceedings against Ambac and its subsidiaries.

Item 1A.	Risk Factors

You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2012, which are hereby incorporated by reference, as well as the additional risk factor information appearing below in this section and elsewhere in this report. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K.

Our shares of common stock have recently started to trade on the NASDAQ Global Market and the price per share of our common stock may be subject to a high degree of volatility, including significant price declines.

Our new shares of common stock, which were issued pursuant to our Reorganization Plan, began trading on the NASDAQ Global Market on May 1, 2013. Although our common stock is listed on NASDAQ, there can be no assurance as to the liquidity of the trading market for our shares of common stock or the price at which such shares can be sold. The initial market price of our shares was determined by investors based upon the number of shares which were issued. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:

•	changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our stock;

•	market and industry perception of our success, or lack thereof, in pursuing our business strategy; and

•	results and actions of other participants in our industry.

In addition, the price of our shares will be affected by the additional risks described below and the risks referenced above which are set forth in our Form 10-K for the year ended December 31, 2012, including but not limited to, our ability to achieve substantial recoveries, including RMBS subrogation recoveries, and our ability to mitigate losses in our insured portfolio.

Because the Company is a holding company, the value of our stock is dependent upon the residual value of our main operating subsidiary, Ambac Assurance, the receipt of payments to be made by Ambac Assurance pursuant to the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement, and the receipt of dividends from Ambac Assurance. There can be no assurance that we will be able to realize residual value in Ambac Assurance, which is in run-off. In addition, the Segregated Account of Ambac Assurance is subject to rehabilitation proceedings and under the control of the Rehabilitator. It is unclear whether Ambac Assurance and the Segregated Account will be able to satisfy all of their respective obligations to policyholders, holders of their respective surplus notes and holders of Ambac Assurance’s preferred stock, even if Ambac Assurance and the Segregated Account are successful in achieving recoveries and mitigating losses. Due to these factors, as well as applicable legal and contractual restrictions, it is highly unlikely that Ambac Assurance will be able to pay the Company any dividends for the foreseeable future. Furthermore, the payments to be made to the Company under the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement are subject to contingencies that are difficult to predict, making the amount and timing, if any, of such payments uncertain. Payments to be made under the Amended TSA, in particular, depend on the generation of taxable income by Ambac Assurance and the amount of NOLs that can be utilized by Ambac Assurance prior to the utilization of NOLs that require payment to the Company. Ambac Assurance’s ability to generate taxable income is uncertain. Moreover, losses incurred by Ambac Assurance since the Amended TSA was executed have increased the amount of NOLs that can be utilized by Ambac Assurance without payment to the Company. Due to these factors, there can be no assurance as to the amounts, if any, that the Company will receive from Ambac Assurance under the Amended TSA.

The value of our common stock may also depend upon the ability of the Company to generate earnings apart from Ambac Assurance. As noted below, we are exploring new business opportunities, but there are no assurances regarding our ability to establish new businesses or the prospects of any such new businesses.

We are exploring new business opportunities which may not be not be consummated, or if consummated, may not create value and may negatively impact our financial results.

We are exploring new business opportunities for Ambac, which may involve the acquisition of assets or existing businesses or the development of businesses through new or existing subsidiaries. It is not possible at this time to predict the future prospects or other characteristics of any such new business. Our efforts to pursue a new business opportunity may be unsuccessful or require significant financial or other resources, which could have a negative impact on our financial results and condition. No assurance can be given that we will be able to locate or complete the acquisition or development of any business or, if acquired or developed, generate any earnings or be able to successfully integrate such business into our current operating structure.

Our actual financial results and financial condition may vary significantly from the projections and other financial information provided to the Bankruptcy Court and may be substantially lower from those reflected in the projections; investors should not rely on such information in making investment decisions.

In connection with the Reorganization Plan, in September 2011 we filed with the Bankruptcy Court a disclosure statement containing financial projections and other financial information, including estimates regarding our reorganization value. The projections and other financial information provided were based on information available to us at that time and we have not and do not intend to update such information. Projections are inherently subject to uncertainties and risks and such projections and other financial information reflect numerous assumptions as of the date of the disclosure statement. Our actual results and financial condition may vary significantly from those contemplated by the projections and other financial information provided to the Bankruptcy Court. Our actual results may be substantially lower than what was projected or implied in the disclosure statement. The projections and other financial information provided to the Bankruptcy Court are neither included in this quarterly report nor incorporated by reference. Accordingly, investors should not rely on such projections or information in making investment decisions.

The Rehabilitator is considering amendments to the Segregated Account Rehabilitation Plan which could have adverse consequences to holders of Ambac securities and to holders of securities insured by Ambac Assurance, and would have a material impact on our financial condition and results of operation.

As described elsewhere herein and subject to desired tax treatment, the Rehabilitator will likely seek to implement amendments to the Segregated Account Rehabilitation Plan that would eliminate the issuance of surplus notes by the Segregated Account with respect to the unpaid portion of permitted policy claims. Such amendments would instead provide for the unpaid balance of permitted policy claims to be recorded by the Segregated Account as outstanding policy obligations which would accrue interest at a rate of 5.1%, compounded annually until paid (any such outstanding policy obligation, including accrued interest thereon, being a “Deferred Amount”). The timing and likelihood of such amendments to the Segregated Account Rehabilitation Plan are presently unclear.

Notwithstanding that such amendments would be designed to preserve tax attributes for the ultimate benefit of policyholders, such amendments could adversely affect the interests of Ambac security holders and holders of securities insured by Ambac Assurance, including, without limitation, by the absence of tradable surplus notes. Furthermore, if surplus notes were eliminated from the Segregated Account Rehabilitation Plan in favor of the establishment of Deferred Amounts, then Ambac Assurance would, in certain transactions, suffer a reduction in reimbursements that would have been payable to it had such claims been (or been deemed to be) fully satisfied by the issuance of surplus notes, although such reduction in reimbursements could be mitigated by the making of Supplemental Payments discussed elsewhere herein. Also, Ambac Assurance would be exposed to incremental interest liability on those securities whose outstanding balance would not be reduced by the amount of unpaid claims, which was expected to be the case if surplus notes were issued in satisfaction (or deemed satisfaction) of such claims. Ambac has estimated that the aggregate amount of such incremental interest liability may be approximately $600 million, subject to certain assumptions. Pending the outcome of the ruling requests to the IRS, as more fully described in Note 1 to the Unaudited Consolidated Financial Statements included in Part 1 Item 1 of the Form 10-Q, the establishment of Deferred Amounts instead of the issuance of surplus notes with respect to the unpaid portion of permitted policy claims is also likely to reduce NOL usage payments by Ambac Assurance to Ambac under the Amended TSA. As a result of such factors, the establishment of Deferred Amounts instead of the issuance of surplus notes with respect to the unpaid portion of permitted policy claims would result in a material change in our financial results.

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

AMBAC FINANCIAL GROUP, INC.

Dated: May 15, 2013	By:	/S/ DAVID TRICK
	Name:	David Trick
	Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.