Form 10-Q
period 2013-06-30
AMBAC FINANCIAL GROUP INC
filed 2013-08-14
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10777

Ambac Financial Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-3621676
(State of incorporation)	(I.R.S. employer identification no.)

One State Street Plaza New York, New York	10004
(Address of principal executive offices)	(Zip code)

212-658-7470

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

As of August 13, 2013, 45,002,456 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Part I Financial Information

Item 1.	Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Successor Ambac	Predecessor Ambac
(Dollars in Thousands)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,676,216 in 2013 and $4,751,824 in 2012)	$5,585,275	$5,402,395
Fixed income securities pledged as collateral, at fair value (amortized cost of $164,340 in 2013 and $265,517 in 2012)	164,295	265,779
Short-term investments, at fair value (amortized cost of $611,174 in 2013 and $661,219 in 2012)	611,177	661,658
Other investments, at fair value	240,417	100

Total investments	6,601,164	6,329,932
Cash	20,515	43,837
Receivable for securities	2,221	761
Investment income due and accrued	35,718	39,742
Premium receivables	1,464,898	1,620,621
Reinsurance recoverable on paid and unpaid losses	154,964	159,086
Deferred ceded premium	159,165	177,893
Subrogation recoverable	501,087	497,346
Deferred acquisition costs	—	199,160
Loans	7,053	9,203
Derivative assets	91,178	126,106
Current taxes	4,224	—
Insurance intangible asset	1,621,612	—
Goodwill	514,511	—
Other assets	33,738	39,715
Variable interest entity assets:
Fixed income securities, at fair value	2,242,989	2,261,294
Restricted cash	22,994	2,290
Investment income due and accrued	1,224	4,101
Loans (includes $13,820,878 and $15,359,073 at fair value)	13,820,878	15,568,711
Intangible assets	162,012	—
Other assets	13,222	5,467

Total assets	$27,475,367	$27,085,265

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Liabilities subject to compromise	$—	$1,704,904
Unearned premiums	2,372,807	2,778,401
Losses and loss expense reserve	6,042,649	6,619,486
Ceded premiums payable	89,435	94,527
Obligations under investment agreements	358,610	356,091
Obligations under investment repurchase agreements	5,926	5,926
Deferred taxes	1,564	1,586
Current taxes	—	96,778
Long-term debt	945,940	150,170
Accrued interest payable	249,387	228,835
Derivative liabilities	451,790	531,315
Other liabilities	86,663	102,488
Payable for securities purchased	42,901	25
Variable interest entity liabilities:
Accrued interest payable	724	3,618
Long-term debt (includes $14,262,734 and $15,200,538 at fair value)	14,268,493	15,436,008
Derivative liabilities	1,989,783	2,221,781
Other liabilities	6,628	293

Total liabilities	26,913,300	30,332,232

Stockholders’ equity (deficit):
Successor preferred stock, par value $0.01 per share; authorized shares—20,000,000; issued and outstanding shares—none at June 30, 2013	—	—
Predecessor preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none at December 31, 2012	—	—
Successor common stock, par value $0.01 per share; authorized shares—130,000,000; issued and outstanding shares—45,002,456 at June 30, 2013	450	—
Predecessor common stock, par value $0.01 per share; authorized shares—650,000,000; issued and outstanding shares—308,016,674 at December 31, 2012	—	3,080
Additional paid-in capital	184,565	2,172,027
Accumulated other comprehensive (loss) income	(103,507)	625,385
Retained earnings (accumulated deficit)	205,681	(6,297,264)
Predecessor common stock held in treasury at cost, 5,580,657 shares at December 31, 2012	—	(410,755)

Total Ambac Financial Group, Inc. stockholders’ equity (deficit)	287,189	(3,907,527)

Noncontrolling interest	274,878	660,560

Total stockholders’ equity (deficit)	562,067	(3,246,967)

Total liabilities and stockholders’ equity (deficit)	$27,475,367	$27,085,265

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Total Comprehensive Income (Unaudited)

	Successor Ambac	Predecessor Ambac
(Dollars in Thousands)	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013	Three Months Ended June 30, 2012
Revenues:
Net premiums earned	$58,039	$29,744	$103,042
Net investment income:
Securities available-for-sale and short-term	29,581	31,499	93,836
Other investments	(3,015)	912	—

Total net investment income	26,566	32,411	93,836
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(2,004)	(467)	(7,492)
Portion of loss recognized in other comprehensive income	2	—	5,164

Net other-than-temporary impairment losses recognized in earnings	(2,002)	(467)	(2,328)
Net realized investment gains	18,472	7,245	67,067
Change in fair value of credit derivatives:
Realized gains and other settlements	6,074	935	3,073
Unrealized gains (losses)	45,146	(74,106)	(10,488)

Net change in fair value of credit derivatives	51,220	(73,171)	(7,415)
Derivative products	83,713	(33,166)	(124,091)
Net realized losses on extinguishment of debt	—	—	(177,745)
Other income	2,179	(1,135)	36,137
Income on variable interest entities	4,598	388,240	5,536

Total revenues before expenses and reorganization items	242,785	349,701	(5,961)

Expenses:
Losses and loss expenses	(26,117)	13,079	741,411
Insurance intangible amortization	24,952	—	—
Underwriting and operating expenses	16,587	10,877	33,567
Interest expense	21,144	7,860	31,855

Total expenses before reorganization items	36,566	31,816	806,833

Pre-tax income (loss) from continuing operations before reorganization items	206,219	317,885	(812,794)
Reorganization items	424	(2,747,239)	767

Pre-tax income (loss) from continuing operations	205,795	3,065,124	(813,561)
Provision (benefit) for income taxes	513	98	(211)

Net income (loss)	$205,282	$3,065,026	$(813,350)
Less: net loss attributable to the noncontrolling interest	(399)	(1,724)	(2,232)

Net income (loss) attributable to common shareholders	$205,681	$3,066,750	$(811,118)

Other comprehensive income (loss), after tax:
Net income (loss)	$205,282	$3,065,026	$(813,350)

Unrealized (loss) gain on securities, net of deferred income taxes of $0	(90,983)	81,249	(23,063)
Loss on foreign currency translation, net of deferred income taxes of $0	(12,662)	(167)	(5,324)
Amortization of postretirement benefit, net of tax of $0	—	(623)	—

Total other comprehensive (loss) income, net of tax	(103,645)	80,459	(28,387)

Total comprehensive income (loss)	101,637	3,145,485	(841,737)
Less: comprehensive income (loss) attributable to the noncontrolling interest:
Net loss	(399)	(1,724)	(2,232)
Currency translation adjustments	(138)	270	(183)

Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	102,174	3,146,939	(839,322)

Net income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders	$4.57	$10.14	$(2.68)

Net income (loss) per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$4.42	$10.14	$(2.68)

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Total Comprehensive Income (Unaudited)

	Successor Ambac	Predecessor Ambac
(Dollars in Thousands)	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Six Months Ended June 30, 2012
Revenues:
Net premiums earned	$58,039	$130,000	$197,992
Net investment income:
Securities available-for-sale and short-term	29,581	117,111	205,953
Other investments	(3,015)	369	—

Total net investment income	26,566	117,480	205,953
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(2,004)	(467)	(10,431)
Portion of loss recognized in other comprehensive income	2	—	5,032

Net other-than-temporary impairment losses recognized in earnings	(2,002)	(467)	(5,399)
Net realized investment gains	18,472	53,305	67,459
Change in fair value of credit derivatives:
Realized gains and other settlements	6,074	3,444	6,327
Unrealized gains (losses)	45,146	(63,828)	(20,964)

Net change in fair value of credit derivatives	51,220	(60,384)	(14,637)
Derivative products	83,713	(33,735)	(77,134)
Net realized losses on extinguishment of debt	—	—	(177,745)
Other income	2,179	8,363	100,930
Income on variable interest entities	4,598	426,566	20,756

Total revenues before expenses and reorganization items	242,785	641,128	318,175

Expenses:
Losses and loss expenses	(26,117)	(38,056)	739,091
Insurance intangible amortization	24,952	—	—
Underwriting and operating expenses	16,587	45,306	70,101
Interest expense	21,144	31,025	65,694

Total expenses before reorganization items	36,566	38,275	874,886

Pre-tax income (loss) from continuing operations before reorganization items	206,219	602,853	(556,711)
Reorganization items	424	(2,745,180)	3,228

Pre-tax income (loss) from continuing operations	205,795	3,348,033	(559,939)
Provision for income taxes	513	755	89

Net income (loss)	$205,282	$3,347,278	$(560,028)
Less: net loss attributable to the noncontrolling interest	(399)	(1,771)	(2,230)

Net income (loss) attributable to common shareholders	$205,681	$3,349,049	$(557,798)

Other comprehensive income (loss), after tax:
Net income (loss)	$205,282	$3,347,278	$(560,028)

Unrealized (loss) gain on securities, net of deferred income taxes of $0	(90,983)	175,347	(39,915)
Loss on foreign currency translation, net of deferred income taxes of $0	(12,662)	(428)	(2,111)
Amortization of postretirement benefit, net of tax of $0	—	185	(3,792)

Total other comprehensive (loss) income, net of tax	(103,645)	175,104	(45,818)

Total comprehensive income (loss)	101,637	3,522,382	(605,846)
Less: comprehensive income (loss) attributable to the noncontrolling interest:
Net loss	(399)	(1,771)	(2,230)
Currency translation adjustments	(138)	229	(152)

Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	102,174	3,523,924	(603,464)

Net income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders	$4.57	$11.07	$(1.84)

Net income (loss) per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$4.42	$11.07	$(1.84)

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Successor Ambac
Issuance of new equity in connection with emergence from Chapter 11	$185,000	$—	$—	$—	$450	$184,550	$—	$—

Balance at May 1, 2013	460,415	—	—	—	450	184,550	—	275,415
Total comprehensive income	101,637	205,681	(103,507)					(537)
Warrants exercised	15					15	—

Balance at June 30, 2013	$562,067	$205,681	$(103,507)	$—	$450	$184,565	$—	$274,878

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Predecessor Ambac
Balance at January 1, 2013	($3,246,967)	($6,297,264)	$625,385	$—	$3,080	$2,172,027	($410,755)	$660,560
Total comprehensive income	3,522,382	3,349,049	174,875					(1,542)
Stock-based compensation	(60)	(60)
Shares issued under equity plans	60						60
Elimination of Predecessor Ambac Shareholder equity accounts and noncontrolling interest adjustment	—	2,948,275	(800,260)		(3,080)	(2,172,027)	410,695	(383,603)

Balance at April 30, 2013	$275,415	$—	$—	$—	$—	$—	$—	$275,415

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Predecessor Ambac
Balance at January 1, 2012	($3,149,533)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)	$663,442
Total comprehensive loss	(605,846)	(557,798)	(45,666)					(2,382)
Stock-based compensation	(664)	(664)
Shares issued under equity plans	664						664

Balance at June 30, 2012	($3,755,379)	($6,598,384)	$417,593	$—	$3,080	$2,172,027	($410,755)	$661,060

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Successor Ambac	Predecessor Ambac
	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Six months ended June 30, 2012
(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$205,681	$3,349,049	$(557,798)
Noncontrolling interest in subsidiaries’ earnings	(399)	(1,771)	(2,230)

Net income (loss)	$205,282	$3,347,278	$(560,028)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	501	974	1,546
Amortization of bond premium and discount	(3,240)	(60,146)	(121,602)
Reorganization items	424	(2,745,180)	3,228
Deferred income taxes	(16)	(6)	—
Current income taxes	186	(101,188)	1,043
Deferred acquisition costs	—	14,207	11,603
Unearned premiums, net	(102,460)	(172,549)	(295,016)
Losses and loss expenses, net	(34,763)	(43,284)	771,247
Ceded premiums payable	(3,033)	(2,059)	(17,276)
Investment income due and accrued	2,243	1,781	2,677
Premium receivables	66,733	88,990	198,605
Accrued interest payable	15,511	23,953	53,425
Amortization of intangible assets	24,952	—	—
Net mark-to-market (gains) losses	(45,146)	63,828	20,964
Net realized investment gains	(18,472)	(53,305)	(67,459)
Losses on extinguishment of debt	—	—	177,745
Other-than-temporary impairment charges	2,002	467	5,399
Variable interest entity activities	(4,598)	(426,566)	(20,756)
Other, net	(66,543)	62,122	(129,916)

Net cash provided by operating activities	39,563	(683)	35,429

Cash flows from investing activities:
Proceeds from sales of bonds	343,040	310,916	427,281
Proceeds from matured bonds	182,304	307,472	521,807
Purchases of bonds	(746,914)	(286,633)	(448,691)
Proceeds from sales of other invested assets	1,228	(164,368)	—
Purchases of other invested assets	(79,596)	—	—
Change in short-term investments	115,437	(64,956)	(226,988)
Loans, net	230	1,920	8,843
Change in swap collateral receivable	10,889	(8,863)	26,391
Other, net	4,678	19,828	(7,343)

Net cash used in investing activities	(168,704)	115,316	301,300

Cash flows from financing activities:
Paydowns of variable interest entity secured borrowing	(3,310)	(5,519)	(10,636)
Proceeds from warrant exercise	15	—	—
Payments for investment and repurchase agreement draws	—	—	(104,634)
Payments for extinguishment of long-term debt	—	—	(188,446)

Net cash used in financing activities	(3,295)	(5,519)	(303,716)

Net cash flow	(132,436)	109,114	33,013
Cash at beginning on period	152,951	43,837	15,999

Cash at ending of period	$20,515	$152,951	$49,012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$336	$102,129	$—
Interest on variable interest entity secured borrowing	$90	$276	$927
Interest on investment agreements	$203	$1,726	$4,570
Cash receipts and payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$795	$3,860	$6,956

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

Ambac Financial Group, Inc.

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). The Company, as debtor and debtor-in-possession, filed a Fifth Amended Plan of Reorganization on March 12, 2012, which was confirmed by order of the Bankruptcy Court on March 14, 2012 and modified in accordance with orders entered by the Bankruptcy Court on April 29, 2013 (such Fifth Amended Plan of Reorganization, as so modified, the “Reorganization Plan”). On April 30, 2013, Ambac executed a closing agreement with the United States Internal Revenue Service (the “IRS”) to conclude the settlement of a dispute with the IRS (the “IRS Settlement”), and concurrently paid $1,900, while the Segregated Account (as defined below) paid $100,000, to the United States in connection with such settlement. This closing agreement represented the final material contingency under the Reorganization Plan required for the adoption of fresh start reporting, as further described in Note 2. On May 1, 2013 (the “Effective Date”), the Reorganization Plan became effective and Ambac emerged from bankruptcy.

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

Pursuant to the Mediation Agreement, dated September 21, 2011 (the “Mediation Agreement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance Corporation (“Ambac Assurance”), the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”), the Commissioner of Insurance of the State of Wisconsin, as the court-appointed rehabilitator of the Segregated Account (the “Rehabilitator”), and the Wisconsin Office of the Commissioner of Insurance (“OCI”), the terms of which formed an integral part of the Reorganization Plan, Ambac Assurance transferred $30,000 (plus accrued interest) from an escrow account to Ambac on the Effective Date. Additionally, the Segregated Account issued a Junior Surplus Note in the amount of $350,000 to Ambac on the Effective Date in accordance with the Mediation Agreement. No payment of interest on or principal of a Segregated Account Junior Surplus Note may be made until all existing and future indebtedness of the Segregated Account, including Segregated Account Surplus Notes, policy claims and claims having statutory priority have been paid in full. All payments of principal and interest on Segregated Account Junior Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Junior Surplus Notes, such interest will accrue and compound annually until paid.

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

As provided for in the Reorganization Plan, Ambac’s Amended and Restated Certificate of Incorporation and revised Bylaws became effective on the Effective Date. Pursuant to the Amended and Restated Certificate of Incorporation of Ambac, Ambac is authorized to issue 150,000,000 shares of capital stock, consisting of 130,000,000 shares of common stock, par value $0.01 per share and 20,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Reorganization Plan and the bylaws of the reorganized Company, the Board of Directors of Ambac now consists of Ambac’s Chief Executive Officer and four other Directors selected by the pre-Effective Date creditors of the Company.

Ambac’s Amended and Restated Certificate of Incorporation limits voting and transfer rights of stockholders in significant ways. Article IV contains voting restrictions applicable to any person owning at least 10% of Ambac’s common stock so that such person shall not be entitled to cast votes in excess of one vote less than 10% of the votes entitled to be cast by all common stock holders, except as otherwise approved by OCI. Article XII generally prohibits transfers of common stock to the extent that, as a result of such transfer, either (i) the transferee would become the beneficial owner of 5% or more of the Company’s outstanding stock or (ii) the percentage stock ownership interest in the Company of any existing beneficial owner of 5% or more of the Company’s outstanding stock would be increased. A purported transferee of such a prohibited transfer shall not be recognized as a stockholder of Ambac for any purpose whatsoever in respect of the shares of common stock which comprise the prohibited transfer. The Board of Directors of Ambac may grant exceptions to the restrictions of Article XII. Furthermore, on September 27, 2012, the Bankruptcy Court entered an order (the “Trading Order”), amending and restating an order entered on November 30, 2010, establishing procedures for certain pre-Effective Date transfers or acquisitions of equity interests in and claims (including debt securities) against the Company. The Bankruptcy Court retains jurisdiction after the Effective Date to enforce the Trading Order with respect to pre-Effective Date violations of the Trading Order.

Upon emergence from bankruptcy the Company adopted fresh start financial statement reporting, as described more fully in Note 2. The adoption of fresh start accounting principles reflects the Company’s becoming a new entity for financial reporting purposes. Accordingly, the financial statements as of the Fresh Start Reporting Date (as defined in Note 2) and for subsequent periods will report the results of the new entity with no beginning retained earnings. Such financial statements will not be comparable to the financial statements prior to emergence.

Segregated Account of Ambac Assurance Corporation

Ambac Assurance is Ambac’s principal operating subsidiary. In March 2010, Ambac Assurance established the Segregated Account pursuant to Wisc. Stat. §611.24(2) to segregate certain segments of Ambac Assurance’s liabilities, and OCI commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Net par exposure as of June 30, 2013 for policies allocated to the Segregated Account is $24,718,999.

In 2010, Ambac Assurance issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. Interest on the Secured Note accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. The Segregated Account has the ability to demand payment under the Secured Note from time to time to pay claims and other liabilities. The balance of the Secured Note is $278,706 at June 30 2013, including capitalized interest since the date of issuance. The Segregated Account also has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities after the Secured Note is fully drawn.

Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement are not capped. At June 30, 2013, insurance liabilities for policies allocated to the Segregated Account were $6,150,172. At June 30, 2013, Ambac Assurance’s surplus as regards to policyholders of $393,730 exceeds the Minimum Surplus Amount.

On October 8, 2010, the Rehabilitator filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. The confirmed Segregated Account Rehabilitation Plan also makes permanent the injunctions issued by the Rehabilitation Court on March 24, 2010. The Segregated Account Rehabilitation Plan has not been made effective and is subject to modification. On June 4, 2012, the Rehabilitation Court approved a motion made by the Rehabilitator to make partial interim policy claim payments to Segregated Account policyholders. In accordance with such approval, on August 1, 2012, the Rehabilitator promulgated Rules Governing the Submission, Processing and Partial Payment of Policy Claims in accordance with the June 4, 2012 Interim Cash Payment Order (the “Policy Claim Rules”). Pursuant to the Policy Claim Rules, effective from August 1, 2012, holders of policies allocated to the Segregated Account were, and continue to be, allowed to submit policy claims for review and partial payment equating to 25% of the permitted policy claim amount.

On July 11, 2013 the Rehabilitator filed a motion with the Rehabilitation Court seeking approval from the Rehabilitation Court for the Segregated Account to make cash payments in excess of 25% of the permitted policy claim amount (“Supplemental Payments”) with respect to 14 policies (the “Identified Policies”) so that cash flow in the related securitization trusts that would have been available to reimburse Ambac Assurance had it paid claims in full under such policies is not diverted to uninsured holders who would not have received such cash flow if claims had been paid in full. The motion also sought authorization for the payment of Supplemental Payments on other policies identified from time to time where similar reimbursements are available (together with the Identified Policies, the “SP Policies”). Without making such Supplemental Payments, Ambac Assurance would likely realize lower levels of reimbursements and subrogation recoverables as cash flow that would have been available for the benefit of Ambac Assurance in relation to the SP Policies would be lost to such uninsured holders. A hearing on such motion was held on August 2, 2013, following which the Rehabilitation Court granted such motion and entered an order permitting Supplemental Payments to be made with respect to the SP Policies. As a result, it is anticipated that the Segregated Account will begin making Supplemental Payments on certain SP Policies in August, 2013.

The Rehabilitator has informed the Company that it intends to seek rulings from the IRS as to certain tax issues associated with potential amendments to the Segregated Account Rehabilitation Plan. Pursuant to such amendments, surplus notes would not be issued with respect to the unpaid balance of permitted policy claims, but such balance would be recorded by the Segregated Account as outstanding policy obligations which would accrue interest at a rate of 5.1%, likely from the date on which the initial portion (currently 25%) of any such permitted policy claim is paid, compounded annually until paid (any such outstanding policy obligation, including accrued interest thereon, as such obligation may be adjusted from time to time in accordance with the Segregated Account Rehabilitation Plan, guidelines or rules issued by the Rehabilitator and/or orders of the Rehabilitation Court, a “Deferred Amount”). If favorable rulings are received by the Rehabilitator from the IRS as to such tax issues, then the Rehabilitator would likely file amendments to the Segregated Account Rehabilitation Plan to provide for Deferred Amounts to be established, rather than for surplus notes to be issued, with respect to the unpaid portion of permitted policy claims. The timing and likelihood of such amendments to the Segregated Account Rehabilitation Plan are presently unclear, but such amendments could result in a material change to our financial results.

2. FRESH START FINANCIAL STATEMENT REPORTING

Under the Reorganization Topic of the Accounting Standards Codification (the “ASC”), the Company determined that fresh start financial statement reporting was to be applied upon our emergence from Chapter 11 because (i) the reorganization value (further described below) of the emerging entity was less than total post-petition liabilities and allowed claims, and (ii) the holders of existing voting shares immediately before the confirmation of the Reorganization Plan received less than 50% of the voting shares of the emerging entity. Specifically, fresh start reporting is to be applied upon confirmation of the Reorganization Plan by the Bankruptcy Court and the satisfaction of the remaining material contingencies necessary to complete implementation of the Reorganization Plan. All conditions required for the adoption of fresh start reporting were satisfied by the Company on April 30, 2013 (“Fresh Start Reporting Date”). Adopting fresh start reporting results in a new reporting entity with no beginning retained earnings or accumulated deficit. For periods after the Fresh Start Reporting Date the Company will be referred to as Successor Ambac, whereas for all periods as of and preceding the Fresh Start Reporting Date the Company will be referred to as Predecessor Ambac. Presentation of information for Successor Ambac represents the financial position and results of operations of Successor Ambac and is not comparable to our previously issued financial statements.

Enterprise Value / Reorganization Value Determination:

In conjunction with formulating the Reorganization Plan, Ambac directed a third-party financial advisor to prepare a valuation analysis to determine Ambac’s estimated enterprise value, which was estimated to be $185,000. The enterprise value, which represents the Company’s equity value attributable to common stockholders and warrant holders immediately after restructuring, was included in the Disclosure Statement filed by Ambac with the Bankruptcy Court in September 2011. Management believed that this enterprise value of $185,000 would provide the best representation of the Company’s post-emergence reorganization value in accordance with the Reorganizations Topic of the ASC. The enterprise value was based on a discounted cash flow analysis using estimates of after-tax free cash flows through 2045. The terminal date of 2045 was used as the expected run-off of Ambac Assurance’s insurance operations will be substantially completed by 2045. The valuation uses a range of discount rates between 12% and 17%, which considered the cost of capital associated with a set of comparable insurance holding companies, indicative ranges suggested by third parties during Ambac’s 2008 capital raise process and discussions with financial professionals knowledgeable about the insurance industry.

The net cash flows used in the valuation analysis include income relating to, but not limited to, interest and principal on notes receivable; interest income on invested assets; reimbursement from Ambac Assurance for operating expenses; tolling payments from Ambac Assurance and the upfront cash payment (in connection with the Mediation Agreement as described in Note 1 to this Form 10-Q and in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012). Expenses include operating expenses; intercompany settlements and tax payments. In addition, the long-term financial projections include value from junior surplus notes issued to Ambac by the Segregated Account, excess net operating tax losses (the “NOL Valuation”) and a residual equity dividend from Ambac Assurance.

For the purpose of valuation, the following assumptions were made in accordance with the terms of the Mediation Agreement and the Reorganization Plan: (i) $5,000 per annum reimbursement from Ambac Assurance for operating expenses through May 2017; (ii) tolling payments on net operating losses (“NOLs”) according to the tranches and tolling rates, as outlined in the Reorganization Plan; (iii) $30,000 in upfront cash, which credits against up to $15,000 of tolling payments; (iv) $350,000 of junior surplus notes, assumed to accrue interest at a rate of 5.1% per annum and to be paid down in 2045; and (v) following May 2017, an additional $4,000 per annum reimbursement from Ambac Assurance to the Company for operating expenses (the “Additional Opex Subsidy”). There is uncertainty as to whether or not the Additional Opex Subsidy will be approved by the Rehabilitator and, if approved, for what period of time it would be in effect.

The NOL Valuation relies on several key assumptions relating to the use of NOLs in a new corporate opportunity. The NOL Valuation assumes that Ambac raises capital to acquire additional assets in a manner that complies with the relevant tax rules related to NOL usage and utilizes the NOL to shelter, to the greatest extent permitted by the tax law, any tax that otherwise would be payable from the taxable income generated by the acquired assets. The required capital is assumed to be raised as equity in a range from $135,000 to $190,000. The equity capital is assumed to be invested in portfolios similar in nature to Ambac Assurance. The following assumptions were used to value the tax savings arising from the newly acquired entity’s utilization of the NOLs: (i) compounded annual rate of return on investment of approximately 6%—8%; (ii) a 25%—35% discount rate, the assumed equity rate of return an investor would target upon making such an investment; and (iii) an assumed expiration of the NOLs in 2030 in accordance with their 20-year life.

Dividends and other expected cash flows from Ambac Assurance are highly contingent upon the financial performance of Ambac Assurance. Ambac Assurance’s financial performance is sensitive to a number of key variables, including: (i) loss estimates and loss experience; (ii) remediation and recoveries; (iii) additional value creation initiatives; (iv) the form of the Segregated Account Rehabilitation Plan, including the treatment of Segregated Account claims; (v) investment portfolio yield and mix, including intercompany loan repayment assumptions; (vi) installment premiums and operating expenses; and (vii) value, if any, received by Ambac Assurance from Ambac Assurance UK Limited (“Ambac UK”) and Everspan Financial Guarantee Corp. (“Everspan”).

The projections and other financial information provided in connection with the above-described valuation analysis were based on information available to us at that time and we have not and do not intend to update such information. Projections are inherently subject to uncertainties and risks and such projections and other financial information reflect numerous assumptions as of the date of the Disclosure Statement. Our actual results and financial condition may vary significantly from those contemplated by the projections and other financial information provided to the Bankruptcy Court.

In accordance with fresh start reporting (“Fresh Start”), the Company adjusted the historical carrying values of its assets, liabilities and noncontrolling interests to fair value, with the exception of deferred taxes and liabilities associated with post-retirement benefits, which were recorded in accordance with the Income Taxes and Compensation Topics of the ASC, respectively. The sum of the enterprise value, the adjusted value of liabilities and the adjusted value of noncontrolling interests equals the Company’s reorganization value, which approximates the fair value of the Company’s assets. Management also evaluated, in accordance with the Business Combinations Topic of the ASC, whether there are other identifiable intangible assets to be recognized separately from goodwill and determined that no other identifiable intangible assets of a material nature, except for the insurance intangible asset related to financial guarantees, should be recognized as part of Fresh Start. The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets of the emerging company was recorded as goodwill. The reorganization value approximates the amount a willing buyer would pay for the assets of the entity, before considering liabilities or noncontrolling interests, immediately after restructuring. The following table represents a reconciliation of the enterprise value to the reorganization value, and the determination of goodwill:

Enterprise value	$185,000
Add: Fair value of liabilities	28,393,020
Add: Fair value of noncontrolling interest	275,415

Reorganization value allocated to assets	28,853,435
Less: Fair value of identified tangible and intangible assets	28,338,924

Reorganization value in excess of fair value of assets (goodwill)	$514,511

Reorganized Condensed Consolidated Balance Sheet:

The implementation of the Reorganization Plan and the adoption of Fresh Start in the Company’s condensed consolidated balance sheet as of the Fresh Start Reporting Date are as follows:

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Reorganized Condensed Consolidated Balance Sheet

As of April 30, 2013

	Predecessor Ambac	Reorganization Item Adjustments		Fresh Start Adjustments		Successor Ambac
(Dollars in Thousands)	(Unaudited)	(Unaudited)		(Unaudited)		(Unaudited)
Assets:
Investments	$6,457,264	$—		$—		$6,457,264
Cash	254,851	(101,900	) (A)			152,951
Receivable for securities sold	682					682
Investment income due and accrued	37,961					37,961
Premium receivables	1,531,631					1,531,631
Reinsurance recoverable on paid and unpaid losses	151,311					151,311
Deferred ceded premium	166,212					166,212
Subrogation recoverable	533,673					533,673
Deferred acquisition costs	184,953			(184,953	) (C)	—
Loans	8,857			(1,575	) (C)	7,282
Derivative assets	121,643					121,643
Current taxes	—	4,410	(A)			4,410
Insurance intangible asset	—			1,658,972	(C)	1,658,972
Goodwill	—			514,511	(C)	514,511
Other assets	54,821					54,821
Variable interest entity assets:
Fixed income securities, at fair value	2,500,565					2,500,565
Restricted cash	24,150					24,150
Investment income due and accrued	4,851					4,851
Loans	14,758,077			(6,024	) (C)	14,752,053
Intangible assets	164,520					164,520
Other assets	13,972					13,972

Total assets	$26,969,994	$(97,490)		$1,980,931		$28,853,435

Liabilities and Stockholders’ Equity:
Liabilities:
Liabilities subject to compromise	$1,704,641	$(1,704,641	) (B)	$—		$—
Unearned premiums	2,482,314					2,482,314
Losses and loss expense reserve	6,106,345					6,106,345
Ceded premiums payable	92,468					92,468
Obligations under investment agreements	357,373			1,505	(C)	358,878
Obligations under investment repurchase agreements	5,926					5,926
Deferred taxes	1,580					1,580
Current taxes	97,490	(97,490	) (A)			—
Long-term debt	155,271	(973	) (B)	786,015	(C)	940,313
Accrued interest payable	252,788	(821	) (B)	(18,091	) (C)	233,876
Derivative liabilities	621,645					621,645
Other liabilities	88,908			1,837	(C)	90,745
Payable for securities purchased	27					27
Variable interest entity liabilities:
Accrued interest payable	4,318					4,318
Long-term debt	15,041,624			(18,586	) (C)	15,023,038
Derivative liabilities	2,425,517					2,425,517
Other liabilities	6,030					6,030

Total liabilities	$29,444,265	$(1,803,925)		$752,680		$28,393,020

Stockholders’ (deficit) equity:
Preferred stock	$—	$—		$—		$—
Common stock—Predecessor Ambac	3,080			(3,080	) (D)	—
Common stock—Successor Ambac	—	450	(B)			450
Additional paid-in capital—Predecessor Ambac	2,172,027			(2,172,027	) (D)	—
Additional paid-in capital—Successor Ambac	—	184,550	(B)	—		184,550
Accumulated other comprehensive income	800,260			(800,260	) (D)	—
Accumulated deficit	(5,697,961)	1,521,435	(B)	4,176,526	(C)(D)	—
Common stock held in treasury at cost	(410,695)			410,695	(D)	—

Total Ambac Financial Group, Inc. stockholders’ (deficit) equity	(3,133,289)	1,706,435		1,611,854		185,000
Noncontrolling interest	659,018			(383,603	) (D)	275,415

Total stockholders’ (deficit) equity	(2,474,271)	1,706,435		1,228,251		460,415

Total liabilities and stockholders’ (deficit) equity	$26,969,994	$(97,490)		$1,980,931		$28,853,435

Reorganization Item Adjustments:

Items shown in the Reorganization Items column of the Reorganized Condensed Consolidated Balance Sheet above represent amounts recorded for the implementation of the Reorganization Plan on the Effective Date as described below:

(A)	Reflects the cash payment of $101,900 to the IRS under the IRS Settlement on the Fresh Start Reporting Date pursuant to the Reorganization Plan.

(B)	Reflects the discharge of liabilities subject to the Reorganization Plan, issuance of 45,000,000 and 5,047,138 shares of Successor Ambac common stock and warrants, respectively, to certain claim holders, resulting in a pre-tax gain of $1,521,435 on extinguishment of obligations pursuant to the Reorganization Plan. The following reflects the calculation of the pre-tax gain, which was recorded as a Reorganization item on Predecessor Ambac’s Consolidated Statements of Total Comprehensive Income:

Liabilities subject to compromise	$1,704,641
Long-term debt	973	(1)
Accrued interest payable	821	(1)

Total debt discharged	1,706,435
Less: Successor Ambac common stock	(450	) (2)
Successor Ambac additional paid-in capital	(184,550	) (2)

Pre-tax gain from cancellation and satisfaction of Predecessor Ambac debt	$1,521,435

(1)

Represents the proportional reduction in the carrying value of long-term debt and associated accrued interest payable upon the partial discharge of $8,043 par value of Segregated Account junior surplus notes that were issued to a pre-petition creditor, One State Street, LLC (“OSS”). Pursuant to a settlement agreement (the “OSS Settlement Agreement”) to terminate the Company’s office lease with OSS and to settle all claims among the parties, the outstanding principal amount of the Segregated Account junior surplus notes issued to OSS were reduced based on the value of distribution that OSS received on account of its allowed claim in Ambac’s bankruptcy case. Refer to Note 11—Long-Term Debt, included in Ambac’s 2012 Annual Report on Form 10-K, for additional information on the OSS Settlement Agreement.

(2)

Warrants issued in connection with the Reorganization Plan are classified as equity and initially measured at fair value. The enterprise value of $185,000 is allocated between common stock and warrants based on their relative fair values as quoted on the Effective Date. Successor Ambac common stock of $450 represents the par value of 45,000,000 shares of common stock issued at $0.01 per share. Included in the Successor Ambac additional paid-in capital of $184,550, $11,437 was allocated to 5,047,138 warrants at their initial fair value, with the remaining $173,113 additional paid-in capital attributable to common stock.

Fresh Start Adjustments:

Items shown in the Fresh Start Adjustments column of the Reorganized Condensed Consolidated Balance Sheet above reflects (i) the fair value adjustments to assets and liabilities which are not already reported at fair value under U.S. GAAP accounting rules, including the re-measurement of deferred tax assets and liabilities, if any, which result from such adjustments and (ii) the cancellation of Predecessor Ambac equity accounts attributable to its common shareholders, including the fair value adjustment to noncontrolling interests. These adjustments are described below:

(C)	The following table summarizes the impact of the fresh start adjustments, which in the aggregate was recorded as a Reorganization item gain on Predecessor Ambac’s Consolidated Statements of Total Comprehensive Income:

Deferred acquisition costs	$(184,953)
Loans (non-VIE)	(1,575)
Insurance intangible asset	1,658,972
Goodwill	514,511
VIE loans and long-term debt	12,562
Obligations under investment agreements	(1,505)
Long-term debt and accrued interest payable	(767,924)
Other liabilities	(1,837)

Asset/liability fair value adjustments impacting Reorganization items	1,228,251

Adjustment to deferred tax provision	—

Gain on fresh start adjustments	$1,228,251

•	Deferred acquisition costs—These deferred costs do not represent future cash flows and therefore the fair value is zero at the Fresh Start Reporting Date.

•

Loans—The fair value adjustment for this line item relates to non-VIE loans that have historically been reported at their outstanding principal balance. Refer to Note 8—Fair Value Measurements, for a discussion of the valuation methodology used to estimate fair value for each of these financial instruments. Subsequent to the Fresh Start Reporting Date, the fair value discounts are accretable to interest income using the effective interest method over the remaining lives of the loans. Fair value as of April 30, 2013 was calculated using a discounted cash flow approach. As of April 30, 2013, the loans had a principal-weighted average life of 6.81 years and coupon of 5.01%. Discount rates used to determine the fair value of the loans at April 30, 2013 were consistent with the credit quality of the borrowers and had a weighted average of 9.71%.

•

Insurance intangible asset—The insurance intangible asset represents the fair value adjustment for financial guarantee insurance and reinsurance contracts. Pursuant to the business combinations guidance for insurance entities in Financial Services—Insurance Topic of the ASC, insurance and reinsurance assets and liabilities continue to be measured in accordance with existing accounting policies and an intangible asset is recorded representing the difference between the fair value and carrying value of these insurance and reinsurance assets and liabilities. As a result, the balance sheet carrying values of our financial guarantee insurance and reinsurance contracts have not been adjusted; these line items primarily comprise premium receivables, reinsurance recoverable on paid and unpaid losses, deferred ceded premium, subrogation recoverable, losses and loss expense reserve, unearned premiums and ceded premiums payable. The significant differences between the measurement methods used for fair value and U.S. GAAP carrying values for financial guarantee contracts, which impact the magnitude of the insurance intangible asset are as follows:

Measurement input	Fair value methodology (Refer to Note 8 – Fair Value Measurements)	U.S. GAAP carrying value (Refer to Note 7 – Financial Guarantee Insurance Contracts)

Cash flows	All projected cash flows to be paid and/or received under the insurance contract are based on management’s expectations of how a market participant would make such estimates.

Premium receipts are projected based on management’s expectations if the insured obligation is a homogenous pool of assets. For non-homogenous contracts, premium projections are based on contractual cash flows.

Loss payments, including subrogation recoveries, are projected using a probability-weighted average of all possible outcomes.

Discount rates

Discount rates are applied to net cash flows at the policy level as follows:

Insurance policies which are in a liability (i.e. net cash outflow) position are discounted using rates which incorporate Ambac’s own credit risk, under the assumption we will be transferring the policies to a market participant with similar credit risk.

Insurance policies which are in an asset (i.e. net cash inflow) position are discounted using a hypothetical buyer’s cost of capital and does not assume we would be transferring the policies to a party with similar credit risk.

Discount rates are applied to gross cash flows at the policy level as follows:

Premiums are discounted at the relevant risk-free rate based on the remaining expected or contractual weighted-average life of the exposure, as applicable.

Losses, including subrogation recoveries, are discounted at the relevant risk-free rate.

Profit margin	For insurance policies in a net liability position (i.e. net cash outflow) a profit margin is applied to the discounted value, which represents the additional consideration another market participant would require from Ambac to assume the contract. At April 30, 2013, a profit margin of 17% was applied to the discounted value of insurance policies in a net liability position.	No profit margin is applied.

Refer to Note 3—Significant Accounting Policies for the subsequent accounting treatment of the insurance intangible asset.

•

Goodwill—This amount represents the excess of the reorganization value over the fair value of identified tangible and intangible assets of the emerging company. No other intangible assets of a material nature were identified, other than the insurance intangible asset related to financial guarantees described above. Changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in assumptions, could significantly impact the amount of recorded goodwill. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Please refer to the above table located immediately prior to the Reorganized Condensed Consolidated Balance Sheet which indicates how goodwill was determined. Refer to Note 3—Significant Accounting Policies for the subsequent accounting treatment of goodwill.

•

VIE loans and long-term debt—The portion of VIE loans and long-term debt that had not been carried at fair value have been adjusted to fair value for fresh start reporting. Refer to Note 8—Fair Value Measurements for a discussion of the valuation methodology used to estimate fair value for VIE assets and liabilities. Subsequent to the Fresh Start Reporting Date, we have elected to continue accounting for these VIEs at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments—Equity Method and Joint Ventures Topic of the ASC. As a result, subsequent changes to fair value will be recorded as Income on variable interest entities on the Statements of Total Comprehensive Income. Valuation of the long-term debt not previously reported at fair value was determined from third-party quotes. The related loans were valued at April 30, 2013 using a discounted cash flow approach with a discount rate of 5.7%, consistent with the rate implied from the fair value of the VIE’s debt.

•

Obligations under investment agreements—These instruments have previously been reported at their principal value less unamortized discount. We have adjusted these items to fair value for fresh start reporting. Refer to Note 8—Fair Value Measurements, for a discussion of the valuation methodology used to estimate fair value for obligations under investment agreements and investment repurchase agreements. The fair value discounts and premiums to principal will be amortized into interest expense using the effective interest method over the lives of the respective contracts. Fair values were determined using discounted cash flows at April 30, 2013. Valuation of collateralized obligations represents projected cash flows discounted at Libor. Valuation of uncollateralized obligations were discounted using a weighted average discount rate of 9.4% consistent with the credit adjusted discount rate of Ambac Assurance, which provides a financial guarantee for all investment and repurchase agreements.

•

Long-term debt and accrued interest payable—All debt liabilities subject to the Reorganization Plan were discharged. The remaining long-term debt is primarily related to surplus notes and junior surplus notes issued by Ambac Assurance and the Segregated Account, which were carried at their face value less unamortized discount. The notes have been adjusted to estimated fair value for fresh start reporting. Refer to Note 8—Fair Value Measurements for discussion of the valuation methodology used to estimate fair value. The fair value discount will be amortized into interest expense using the effective interest method over the lives of the respective debt. Surplus notes issued in June 2010 were valued at April 30, 2013 using a discounted cash flow approach corroborated by third party quotes. Internally estimated cash flows were discounted at 10.6%. To the extent that the remaining surplus notes rank pari passu with the June 2010 notes, valuations were determined using projected cash flows discounted at the same 10.6%. Junior surplus notes which cannot be paid until all principal and interest is paid on the other surplus notes were valued with projected cash flows discounted at 16.6%. In all cases, projected cash flows assumed full and timely payment under the respective contracts commencing with the next scheduled interest payments date in June 2014.

•

Other liabilities—This amount reflects an adjustment, based on actuarial evaluation, to re-measure the accumulated postretirement benefit obligation as of the Effective Date, as a result of application of fresh start reporting. This adjustment primarily reflects the change in mortality assumptions.

•

Deferred taxes—Deferred taxes were determined in conformity with the accounting requirements for the Income Tax Topic of the ASC. As a result of Fresh Start, a new deferred tax liability was established to recognize the tax effect of the fair value adjustments to identified tangible and intangible assets of the emerging company. This deferred tax liability adjustment was offset by a reduction in the deferred tax valuation allowance, resulting in no change to the deferred tax provision.

(D)	Reflects the cancellation of Predecessor Ambac equity accounts attributable to its common shareholders and the fair value adjustment of noncontrolling interests, as follows:

Common stock	$(3,080)
Additional paid-in-capital	(2,172,027)
Accumulated other comprehensive income	(800,260)
Accumulated deficit	2,948,275
Common stock held in treasury at cost	410,695
Noncontrolling interest fair value adjustment	(383,603	) (1)

Net adjustment	$—

(1)

Non-controlling interest is primarily related to Ambac Assurance preferred stock issued to third parties. Non-controlling interest was adjusted to fair value based on current quotes from market sources. Noncontrolling interest is a component of equity and as a result, the fair value adjustment is a permanent item that will not be accreted into income.

Reorganization items:

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to Reorganizations Topic of the ASC. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their allowable claim amounts, gain on the settlement of liabilities subject to compromise and fresh start reporting adjustments. The reorganization items in the Consolidated Statements of Total Comprehensive Income consisted of the following items:

	Successor Ambac	Predecessor Ambac
	Period from May 1, 2013 through June 30, 2013	Period from April 1, 2013 through April 30, 2013	Three months ended June 30, 2012
U.S. Trustee fees	$—	$13	$6
Professional fees	424	2,434	761
Gain on settlement of liabilities subject to compromise	—	(1,521,435)	—
Fresh start reporting adjustments	—	(1,228,251)	—
Costs and expenses directly related to the reorganization	—	—	—

Total reorganization items	$424	($2,747,239)	$767

	Successor Ambac	Predecessor Ambac
	Period from May 1, 2013 through June 30, 2013	Period from January 1, 2013 through April 30, 2013	Six months ended June 30, 2012
U.S. Trustee fees	$—	$23	$26
Professional fees	424	4,483	3,202
Gain on settlement of liabilities subject to compromise	—	(1,521,435)	—
Fresh start reporting adjustments	—	(1,228,251)	—
Costs and expenses directly related to the reorganization	—	—	—

Total reorganization items	$424	$(2,745,180)	$3,228

Liabilities Subject to Compromise:

In accordance with the Reorganizations Topic of the ASC, following the date Ambac filed its Chapter 11 petition, we discontinued recording interest expense on debt classified as Liabilities subject to compromise, which amounted to $239,468 as of April 30, 2013. The stated contractual interest on debt classified as Liabilities subject to compromise amounted to $27,572 for the four months ended April 30, 2013 and $85,371 for the year ended December 31, 2012. As required by the Reorganizations Topic of the ASC, the amount of the Liabilities subject to compromise represented our estimate of known or potential pre-petition claims to be addressed in connection with the bankruptcy.

At the Effective Date, all liabilities subject to compromise were settled through the issuance of common stock or warrants to purchase common stock. As such, as of the Effective Date, no liabilities remain subject to compromise. The liabilities subject to compromise at December 31, 2012 consists of the following:

	Predecessor Ambac – December 31, 2012
Debt obligations and accrued interest payable	$1,690,312
Other	14,592	(1)

Consolidated liabilities subject to compromise	1,704,904
Payable to non-debtor subsidiaries	35

Debtor’s Liabilities subject to compromise	$1,704,939

(1)	Primarily comprises an allowed general unsecured claim provided to OSS in connection with the OSS Settlement Agreement of approximately $14,007.

3. SIGNIFICANT ACCOUNTING POLICIES

We have implemented two significant accounting policies related to goodwill and intangible assets for the period ended June 30, 2013. There have been no other changes to our significant accounting policies as discussed in Note 2 to the Consolidated Financial Statements located in Part II, Item 8 of Ambac’s 2012 Form 10-K.

Goodwill

At the Fresh Start Reporting Date, we revalued our assets and liabilities to current estimated fair value. The excess reorganization value which could not be attributed to the fair value of specific identified tangible and intangible assets was recorded as goodwill. Pursuant to the Intangibles—Goodwill and Other Topic of the ASC, goodwill is not amortized but is subject to annual impairment testing and more frequently if indicators of impairment exist for each reporting unit. The Company has an option to first assess qualitative factors, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test as described below. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is required to perform the goodwill impairment test.

Goodwill impairment is determined using a two-step approach. In the first step of the goodwill impairment test, the fair value of a reporting unit is compared with its carrying amount, including goodwill. In performing the first step, the market capitalization of Ambac is considered in management’s estimate of the fair value of the reporting unit. Determining the allocation of the market capitalization of Ambac to the reporting unit requires the exercise of significant judgment. If the fair value is in excess of the carrying amount, including goodwill, the reporting unit’s goodwill is considered not to be impaired. If the carrying amount, including goodwill of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the implied fair value of a reporting unit’s goodwill is compared with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination and is defined as the excess of the fair value of a reporting unit over the fair value of the net assets of a reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized for the excess. If the carrying amount of goodwill is less than its implied fair value, no goodwill impairment is recognized.

We have assigned all goodwill recorded at the Fresh Start Reporting Date to the Financial Guarantee reporting unit, which corresponds to the Financial Guarantee reportable segment as further described in Note 13—Segment Information. For the two months ended June 30, 2013, there was no goodwill impairment recorded. As a result, initial goodwill of $514,511 recorded at the Fresh Start Reporting Date remains the same at June 30, 2013.

Intangible assets

Insurance intangible: At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying values of our financial guarantee insurance and reinsurance contracts will continue to be reported and measured in accordance with existing accounting policies. Pursuant to the Financial Services—Insurance Topic of the ASC, the insurance intangible is to be measured on a basis consistent with the related financial guarantee insurance and reinsurance contracts. The insurance intangible asset will be amortized using a level yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts and will be applied to groups of contracts with similar characteristics.

VIE intangible: Effective April 30, 2013, Ambac consolidated a VIE which had assets that included finite lived intangible assets associated with its operations. The intangible assets were recorded at their fair value on the consolidation date in the amount of $164,520. Pursuant to the Intangible—Goodwill and Other Topic of the ASC, the intangibles will be amortized over their useful lives. The useful lives are determined after considering the specific facts and circumstances including, contractual term of any agreement, the long-term strategy for the use of the asset and other economic factors. Furthermore, the VIE intangible is tested for impairment if conditions exist that might indicate the carrying amount of the intangible is not recoverable and exceeds its fair value. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. If such conditions are present, a two-step impairment evaluation is performed. In the first step, a recoverability test is performed by comparing the sum of the estimated undiscounted future cash flows attributable to the intangible asset to its carrying amount. If the undiscounted cash flows are less than the carrying amount, the second step of the test is performed to measure the impairment amount, if any. In the second step, an impairment loss would be recognized to the extent the carrying amount of the intangible exceeds its fair value. For the two months ended June 30, 2013, no VIE intangible impairment was recorded.

4. SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES

Ambac, through its subsidiaries, has engaged in transactions with special purpose entities, including variable interest entities (“VIEs”), in various capacities. Ambac most commonly has provided financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. In 2011, Ambac Assurance entered into a secured borrowing transaction under which two VIEs were created for the purpose of re-securitizing certain invested assets and collateralizing the borrowing. These VIEs are consolidated because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guarantees the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction was $5,759 and $14,588 as of June 30, 2013 and December 31, 2012, respectively. The debt represents the senior-most tranche of the securitization structure and is to be repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance. Such securities had a fair value of $235,850 and $201,329 as of June 30, 2013 and December 31, 2012, respectively. Refer to Note 9, Investments for further discussion of the restrictions on these securities.

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

We determined that Ambac’s subsidiaries generally have the obligation to absorb the VIE’s expected losses given that they have issued financial guarantees supporting the liabilities (and in certain cases assets) of a VIE. As further described below, we consolidated certain VIEs because: (i) we determined for certain transactions that experienced the aforementioned performance deterioration, that Ambac’s subsidiaries had the power, through voting rights or similar rights, to direct the activities of certain VIEs that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in their ability to exercise certain loss remediation activities, or (ii) due to the passive nature of the VIEs’ activities, Ambac’s subsidiaries’ contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to existing VIEs involving Ambac financial guarantees, Ambac is generally required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. A VIE is deconsolidated in the period that Ambac no longer has such control, which occurred in connection with insurance policies that were allocated to the Segregated Account, execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE.

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac Assurance’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 8 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At June 30, 2013 and December 31, 2012 the fair value of these entities is $13,884 and $14,557, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

Since their inception, there have been 15 individual transactions with these entities, of which 3 transactions were outstanding as of June 30, 2013. Total principal amount of debt outstanding was $464,495 and $466,938 at June 30, 2013 and December 31, 2012, respectively. In each case, Ambac sold assets to these entities. The assets are composed of utility obligations with a weighted average rating of BBB+ at June 30, 2013 and weighted average life of 8.7 years. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of June 30, 2013 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during 2013 or 2012. Successor Ambac earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $20 for the two months ended June 30, 2013. Predecessor Ambac earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $10, $40, $110 and $255 for the one month ended April 30, 2013, the four months ended April 30, 2013 and the three and six months ended June 30, 2012, respectively.

Ambac was not presented with claims on insurance policies issued to these entities during 2013 or 2012. Successor Ambac did not receive any recoveries for the two months ended June 30, 2013 in respect of previously paid claims. Predecessor Ambac received recoveries of $0, $1,455, $9,710 and $9,844 for the one month ended April 30, 2013, the four months ended April 30, 2013 and the three and six months ended June 30, 2012, respectively, in respect of previously paid claims.

Successor Ambac also earned fees for providing other services amounting to $2 for the two months ended June 30, 2013. Predecessor Ambac earned fees for providing other services amounting to $1, $3, $11 and $22 for the one month ended April 30, 2013, the four months ended April 30, 2013 and the three and six months ended June 30, 2012, respectively.

Derivative contracts are provided by Ambac Financial Services (“AFS”), Ambac’s derivative products subsidiary, to these entities. Ambac accounts for these contracts on a trade date basis at fair value. Successor Ambac received $1,222 for the two months ended June 30, 2013 under these derivative contracts. Predecessor Ambac paid $0 and $93 for the one month and four months ended April 30, 2013 and received $3,886 and $3,747 for the three and six months ended June 30, 2012, respectively, under these derivative contracts.

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

The variable interest in a VIE generally involves one or more of the following: a financial guarantee policy issued to the VIE, a written credit derivative contract that references liabilities of the VIE or an investment in securities issued by the VIE. The impact of consolidating such VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated VIEs and Ambac’s operating subsidiaries and the inclusion of the VIE’s third party assets and liabilities. For a financial guarantee policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services – Insurance Topic of the ASC. Consequently, upon consolidation, Ambac eliminates the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets. Such insurance assets and liabilities may include premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable, deferred acquisition costs, unearned premiums, loss and loss expense reserves, ceded premiums payable and insurance intangible assets. For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation. Ambac did not consolidate any VIEs solely as a result of purchases of the VIE’s debt instruments.

As of June 30, 2013 consolidated VIE assets and liabilities relating to 19 consolidated entities were $16,263,319 and $16,265,628, respectively. As of December 31, 2012, consolidated VIE assets and liabilities relating to 18 consolidated entities were $17,841,863 and $17,661,700, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.

The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of June 30, 2013 and December 31, 2012:

	Successor Ambac	Predecessor Ambac
	June 30, 2013	December 31, 2012
Investments:
Corporate obligations	$2,242,989	$2,261,294

Total variable interest entity assets: Fixed income securities	$2,242,989	$2,261,294

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of June 30, 2013 and December 31, 2012:

	Estimated fair value	Unpaid principal balance
Successor Ambac—June 30, 2013:
Loans	$13,820,878	$12,682,823
Long-term debt	$14,262,734	$14,846,432
Predecessor Ambac—December 31, 2012:
Loans	$15,359,073	$13,995,141
Long-term debt	$15,200,538	$15,460,530

Effective April 30, 2013, Ambac was required to consolidate one VIE. The assets of this VIE consist primarily of identified intangible assets associated with its subsidiaries operations. The intangible assets recorded at fair value upon consolidation on April 30, 2013 were $164,520, and are being amortized over their estimated useful lives. The weighted-average amortization period at the consolidation date was 16 years. Amortization expense for intangible assets for the two months ended June 30, 2013 was $2,508 and is included in Income on variable interest entities on the Consolidated Statements of Total Comprehensive Income.

The estimated future amortization expense for this intangible asset is as follows:

2013	$5,014
2014	9,308
2015	8,821
2016	8,493
2017	8,270
Thereafter	122,106

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of June 30, 2013 and December 31, 2012:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)
Successor Ambac—June 30, 2013:
Global Structured Finance:
Collateralized debt obligations	$4,068,252	$6,725	$10,081	$109,703
Mortgage-backed—residential	20,574,099	593,246	3,844,796	—
Mortgage-backed—commercial	600,821	—	—	849
Other consumer asset-backed	5,601,315	90,288	1,048,836	58,136
Other commercial asset-backed	7,856,942	400,539	552,786	10,627
Other	4,451,158	117,757	553,307	5,758

Total Global Structured Finance	43,152,587	1,208,555	6,009,806	185,073
Global Public Finance	35,514,461	516,805	594,663	30,795

Total	$79,667,048	$1,725,360	$6,604,469	$215,868

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)
Predecessor Ambac—December 31, 2012:
Global Structured Finance:
Collateralized debt obligations	$10,176,522	$9,673	$13,328	$113,057
Mortgage-backed—residential	24,008,616	603,867	3,969,336	—
Mortgage-backed—commercial	643,387	—	—	2,418
Other consumer asset-backed	5,895,377	101,494	1,042,522	45,610
Other commercial asset-backed	10,192,858	451,048	1,215,074	7,293
Other	5,505,007	132,004	590,017	4,393

Total Global Structured Finance	56,421,767	1,298,086	6,830,277	172,771
Global Public Finance	37,096,228	542,179	633,358	28,663

Total	$93,517,995	$1,840,265	$7,463,635	$201,434

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represent the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

5. COMPREHENSIVE INCOME

The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for-Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Successor Ambac	Two months ended June 30, 2013	Two months ended June 30, 2013	Two months ended June 30, 2013	Two months ended June 30, 2013
Balance at May 1, 2013	$—	$—	$—	$—

Other comprehensive income before reclassifications	(72,511)	—	(12,524)	(85,035)
Amounts reclassified from accumulated other comprehensive income	(18,472)	—	—	(18,472)

Net current period other comprehensive income	(90,983)	—	(12,524)	(103,507)

Balance at June 30, 2013	$(90,983)	$—	$(12,524)	$(103,507)

	Unrealized Gains (Losses) on Available- for-Sale Securities (1)		Amortization of Postretirement Benefit (1)		Gain (Loss) on Foreign Currency Translation (1)		Total
Predecessor Ambac	One month ended April 30, 2013	Four months ended April 30, 2013	One month ended April 30, 2013	Four months ended April 30, 2013	One month ended April 30, 2013	Four months ended April 30, 2013	One month ended April 30, 2013	Four months ended April 30, 2013
Beginning Balance	$745,370	$651,272	($5,052)	($5,860)	($20,247)	($20,027)	$720,071	$625,385

Other comprehensive income before reclassifications	88,516	188,696	—	—	(437)	(657)	88,079	188,039
Amounts reclassified from accumulated other comprehensive income	(7,267)	(13,349)	(623)	185	—	—	(7,890)	(13,164)
Elimination of Predecessor Ambac Shareholder Equity Accounts (2)	(826,619)	(826,619)	5,675	5,675	20,684	20,684	(800,260)	(800,260)

Net current period other comprehensive income	(745,370)	(651,272)	5,052	5,860	20,247	20,027	(720,071)	(625,385)

Balance at April 30, 2013	$—	$—	$—	$—	$—	$—	$—	$—

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.
(2)	See Note 2, Fresh Start Financial Statement Reporting, for additional information.

The following table details the significant amounts reclassed out of each component of accumulated other comprehensive income for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive Income Components	Successor Ambac – Two months ended June 30, 2013	Predecessor Ambac – One month ended April 30, 2013	Predecessor Ambac – Four months ended April 30, 2013	Affected Line Item in the Consolidated Statement of Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$18,472	$7,267	$13,349	Net realized investment gains
	—	—	—	Tax (expense) benefit

	$18,472	$7,267	$13,349	Net of tax and noncontrolling interest (3)

Amortization of Postretirement Benefit
Prior service cost	$—	$92	$(1,616)	Underwriting and operating expenses (2)
Actuarial gains (losses)	—	(173)	727	Underwriting and operating expenses (2)

	—	(81)	(889)	Total before tax
	—	(704)	(704)	Tax (expense) benefit

	$—	$623	$(185)	Net of tax and noncontrolling interest (3)

Total reclassifications for the period	$18,472	$(7,890)	$(13,164)	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Comprehensive Income.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.

6. NET INCOME PER SHARE

Predecessor Ambac common stock (and related stock options and restricted stock units) was cancelled upon emergence from bankruptcy on the Effective Date. Pursuant to the Reorganization Plan, 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitle such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the two months ended June 30, 2013, 6,244 warrants were exercised, resulting in an issuance of 2,456 shares of common stock. As of June 30, 2013, Successor Ambac had 5,040,894 warrants outstanding. Successor Ambac’s common stock and warrants began trading on NASDAQ under the symbols “AMBC” and “AMBCW,” respectively, on May 1, 2013. As such, the earnings per share information for Predecessor Ambac is not meaningful to investors in Successor Ambac’s common stock and warrants.

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to warrants issued under the Reorganization Plan. The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Successor Ambac	Predecessor Ambac
	Two months ended June 30, 2013	One month ended April 30, 2013	Three months ended June 30, 2012
Weighted average number of common shares used for basic earnings per share	45,000,653	302,469,626	302,469,196
Effect of potential dilutive shares:
Warrants	1,575,064	—	—
Restricted stock units	—	109,593	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	$46,575,717	$302,579,219	$302,469,196

Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	—	—
Stock options	—	461,150	850,308
Restricted stock units	—	—	71,296

	Successor Ambac	Predecessor Ambac
	Two months ended June 30, 2013	Four months ended April 30, 2013	Six months ended June 30, 2012
Weighted average number of common shares used for basic earnings per share	45,000,653	302,469,544	302,467,762
Effect of potential dilutive shares:
Warrants	1,575,064	—	—
Restricted stock units	—	109,701	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	$46,575,717	$302,579,245	$302,467,762

Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	—	—
Stock options	—	475,550	868,990
Restricted stock units	—	—	72,060

7. FINANCIAL GUARANTEE INSURANCE CONTRACTS

Net Premiums Earned:

Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at June 30, 2013 and December 31, 2012, was 2.8% and 2.6%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at June 30, 2013 and December 31, 2012, was 10.0 years and 9.6 years, respectively.

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

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the internal ratings of the transactions underlying the premium receivables. As of June 30, 2013 and December 31, 2012, approximately 40% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, student loan transactions and a certain asset-backed transaction, which comprised 7%, 9%, and 15% of the total premium receivables at June 30, 2013 and December 31, 2012, respectively. At December 31, 2012, $118,961 of premium receivables relating to a non-investment obligation was deemed uncollectable. As of June 30, 2013, the related obligation was a consolidated VIE. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at June 30, 2013.

Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

	Successor Ambac	Predecessor Ambac
	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Period from January 1 through December 31, 2012
Beginning premium receivable	$1,531,631	$1,620,621	$2,028,479
Premium payments received	(19,352)	(48,296)	(155,626)
Adjustments for changes in expected life of homogeneous pools and actual changes to contractual cash flows	(40,898)	(28,237)	(299,906)
Accretion of premium receivable discount	7,359	14,740	50,407
Uncollectible premiums	(543)	(634)	(28,031)
Other adjustments (including foreign exchange)	(13,299)	(26,563)	25,298

Ending premium receivable	$1,464,898	$1,531,631	$1,620,621

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Successor Ambac’s accelerated premium revenue for retired obligations for the two months ended June 30, 2013 was $13,049. Predecessor Ambac’s accelerated premium revenue for retired obligations for the one month ended April 30, 2013, the four months ended April 30, 2013 and the three and six months ended June 30, 2012, respectively were $7,073, $36,433, $35,866 and $51,656. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated. The effect of reinsurance on premiums written and earned was as follows:

	Successor Ambac		Predecessor Ambac
	Period from May 1 through June 30, 2013		Period from April 1 through April 30, 2013		Three Months Ended June 30, 2012
	Written	Earned	Written	Earned	Written	Earned
Direct	($34,081)	$62,033	($10,595)	$31,388	($27,873)	$108,645
Assumed	—	16	—	8	—	68
Ceded	(3,038)	4,010	(84)	1,652	881	5,671

Net premiums	($31,043)	$58,039	($10,511)	$29,744	($28,754)	$103,042

	Successor Ambac		Predecessor Ambac
	Period from May 1 through June 30, 2013		Period from January 1 through April 30, 2013		Six Months Ended June 30, 2012
	Written	Earned	Written	Earned	Written	Earned
Direct	($34,081)	$62,033	($14,125)	$138,468	($120,467)	$205,792
Assumed	—	16	—	32	—	93
Ceded	(3,038)	4,010	(1,098)	8,500	(15,973)	7,893

Net premiums	($31,043)	$58,039	($13,027)	$130,000	($104,494)	$197,992

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance by Successor Ambac at June 30, 2013:

	Future premiums expected to be collected (1)	Future expected premiums to be earned, net of reinsurance (1)
Three months ended:
September 30, 2013	$30,861	$54,293
December 31, 2013	30,424	51,219

Twelve months ended:
December 31, 2014	123,642	186,861
December 31, 2015	123,327	168,317
December 31, 2016	117,119	155,390
December 31, 2017	111,175	144,456

Five years ended:
December 31, 2022	492,046	595,171
December 31, 2027	388,834	415,115
December 31, 2032	278,704	257,389
December 31, 2037	147,485	124,197
December 31, 2042	50,568	41,733
December 31, 2047	15,500	14,512
December 31, 2052	3,639	4,692
December 31, 2057	92	297

Total	$1,913,416	$2,213,642

(1)	The future premiums expected to be collected and future premiums expected to be earned, net of reinsurance disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

Loss and Loss Expense Reserves:

A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash flows required to be paid under an insurance contract, over (b) the UPR for that contract. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Successor Ambac	Predecessor Ambac
	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Period from January 1 through December 31, 2012
Beginning balance of loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,434,517	$5,974,731	$6,230,780

Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	2,416	2,748	464,058
Claim and loss expense payments, net of subrogation and reinsurance	(37)	(58)	(20,765)
Establishment of RMBS subrogation recoveries, net of reinsurance	(320)	(159)	—

Total current year	2,059	2,531	443,293

Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(128,680)	(52,642)	72,700
Claim and loss recoveries (payments), net of subrogation and reinsurance	3,793	20,902	(944,860)
Change in previously established RMBS subrogation recoveries, net of reinsurance	87,361	(12,596)	172,818

Total prior years	(37,526)	(44,336)	(699,342)

Net change in loss and loss expense reserves	(35,467)	(41,805)	(256,049)
Net consolidation of certain VIE’s	—	(498,409)	—

Ending loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,399,050	$5,434,517	$5,974,731

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

The net change in net loss and loss expense reserves are included in loss and loss expenses in the Consolidated Statement of Total Comprehensive Income. Loss expense reserves are established for surveillance, legal and other mitigation expenses associated with adversely classified credits. Total net loss expense reserves, included in the above table, were $113,185 and $136,790 at June 30, 2013 and December 31, 2012, respectively. For Successor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were $5,396 for the two months ended June 30, 2013. For Predecessor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were $7 and $3,889 for the one month and four months ended April 30, 2013, respectively, and $9,334 and $21,852 for the three months and six months ended June 30, 2012, respectively.

The tables below summarize information related to policies currently included in Ambac’s loss reserves or subrogation recoverable at June 30, 2013 and December 31, 2012. The weighted average risk-free rate used to discount loss reserves at June 30, 2013 and December 31, 2012 was 2.7% and 1.6%, respectively.

Successor Ambac – Surveillance Categories (at June 30, 2013)

	I/SL	IA	II	III	IV	V	Total
Number of policies	16	20	23	91	162	1	313
Remaining weighted-average contract period (in years)	13	18	18	18	10	6	13
Gross insured contractual payments outstanding:
Principal	$844,620	$1,292,048	$1,054,829	$6,783,686	$11,656,771	$47	$21,632,001
Interest	527,402	905,512	521,253	2,669,245	2,391,017	18	7,014,447

Total	$1,372,022	$2,197,560	$1,576,082	$9,452,931	$14,047,788	$65	$28,646,448

Gross undiscounted claim liability	$8,084	$51,660	$45,137	$3,254,914	$7,902,091	$65	$11,261,951
Discount, gross claim liability	(1,136)	(5,955)	(13,405)	(1,220,168)	(994,459)	(4)	(2,235,127)

Gross claim liability before all subrogation and before reinsurance	$6,948	$45,705	$31,732	$2,034,746	$6,907,632	$61	$9,026,824

Less:
Gross RMBS subrogation (1)	—	(407)	—	(4,867)	(2,402,002)	—	(2,407,276)
Discount, RMBS subrogation	—	2	—	18	12,323	—	12,343

Discounted RMBS subrogation, before reinsurance	—	(405)	—	(4,849)	(2,389,679)	—	(2,394,933)

Less:
Gross other subrogation (2)	—	—	(18,826)	(115,254)	(722,222)	—	(856,302)
Discount, other subrogation	—	—	8,043	24,666	39,360	—	72,069

Discounted other subrogation, before reinsurance	—	—	(10,783)	(90,588)	(682,862)	—	(784,233)

Gross claim liability, net of all subrogation and discounts, before reinsurance	$6,948	$45,300	$20,949	$1,939,309	$3,835,091	$61	$5,847,658

Less: Unearned premium reserves	(4,627)	(25,561)	(6,436)	(286,503)	(97,302)	—	(420,429)
Plus: Loss adjustment expenses reserves	—	23	2,438	6,631	105,241	—	114,333

Claim liability reported on Balance Sheet, before reinsurance (3)	$2,321	$19,762	$16,951	$1,659,437	$3,843,030	$61	$5,541,562

Reinsurance recoverable reported on Balance Sheet	$177	$2,620	$4,328	$133,114	$14,725	$—	$154,964

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.
(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.

(3)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Losses and loss expense reserve (net of potential subrogation recoveries of $2,313,452)	$6,042,649
Subrogation recoverable (includes gross potential recovery of $865,714)	(501,087)

$5,541,562

Predecessor Ambac – Surveillance Categories (at December 31, 2012)

	I/SL	IA	II	III	IV	V	Total
Number of policies	14	12	28	114	147	1	316
Remaining weighted-average contract period (in years)	15	21	18	20	8	6	13
Gross insured contractual payments outstanding:
Principal	$311,157	$786,998	$1,245,793	$9,161,747	$12,554,628	$47	$24,060,370
Interest	166,276	715,129	379,237	4,905,775	3,076,746	20	9,243,183

Total	$477,433	$1,502,127	$1,625,030	$14,067,522	$15,631,374	$67	$33,303,553

Gross undiscounted claim liability	$2,135	$40,898	$49,521	$4,051,076	$7,976,765	$67	$12,120,462
Discount, gross claim liability	(219)	(3,532)	(3,247)	(1,342,910)	(788,720)	(3)	(2,138,631)

Gross claim liability before all subrogation and before reinsurance	$1,916	$37,366	$46,274	$2,708,166	$7,188,045	$64	$9,981,831

Less:
Gross RMBS subrogation (1)	—	—	—	(16,170)	(2,544,993)	—	(2,561,163)
Discount, RMBS subrogation	—	—	—	312	37,626	—	37,938

Discounted RMBS subrogation, before reinsurance	—	—	—	(15,858)	(2,507,367)	—	(2,523,225)

Less:
Gross other subrogation (2)	—	—	—	(141,012)	(766,717)	—	(907,729)
Discount, other subrogation	—	—	—	21,238	15,711	—	36,949

Discounted other subrogation, before reinsurance	—	—	—	(119,774)	(751,006)	—	(870,780)

Gross claim liability, net of all subrogation and discounts, before reinsurance	$1,916	$37,366	$46,274	$2,572,534	$3,929,672	$64	$6,587,826

Less: Unearned premium reserves	(1,179)	(21,626)	(17,120)	(450,247)	(113,622)	—	(603,794)
Plus: Loss adjustment expenses reserves	$—	$—	$—	$—	$138,108	$—	$138,108

Claim liability reported on Balance Sheet, before reinsurance (3)	$737	$15,740	$29,154	$2,122,287	$3,954,158	$64	$6,122,140

Reinsurance recoverable reported on Balance Sheet	$—	$1,078	$7,085	$128,333	$22,590	$—	$159,086

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.
(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.
(3)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Losses and loss expense reserve (net of potential subrogation recoveries of $2,611,430)	$6,619,486
Subrogation recoverable (includes gross potential recovery of $782,575)	(497,346)

$6,122,140

Losses and loss expense reserves ceded to reinsurers at June 30, 2013 and December 31, 2012 were $142,512 and $147,409, respectively. Amounts were included in reinsurance recoverable on the Consolidated Balance Sheets.

Ambac records estimated subrogation recoveries for breaches of representations and warranties by sponsors of certain RMBS transactions utilizing an Adverse and Random Sample approach. Ambac has recorded RMBS subrogation recoveries of $2,394,933 ($2,369,005 net of reinsurance) and $2,523,225 ($2,497,233 net of reinsurance) at June 30, 2013 and December 31, 2012, respectively. The balance of RMBS subrogation recoveries and the related claim liabilities, by estimation approach, at June 30, 2013 and December 31, 2012, are as follows:

	Successor Ambac – June 30, 2013
Approach	Count	Gross loss reserve before subrogation recoveries	Subrogation recoveries (1) (2)	Gross loss reserve after subrogation recoveries
Adverse samples	29	$2,323,908	$(1,436,328)	$887,580
Random samples	21	1,084,740	(958,605)	126,135

Totals	50	$3,408,648	$(2,394,933)	$1,013,715

	Predecessor Ambac – December 31, 2012
Approach	Count	Gross loss reserve before subrogation recoveries	Subrogation recoveries (1) (2)	Gross loss reserve after subrogation recoveries
Adverse samples	27	$2,331,878	$(1,442,817)	$889,061
Random samples	22	1,231,466	(1,080,408)	151,058

Totals	49	$3,563,344	$(2,523,225)	$1,040,119

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus projected paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of RMBS subrogation recoveries may exceed the expected future claims for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than expected future claims, the net cash outflow for these policies is recorded as a “Losses and loss expense reserve” liability.
(2)	The sponsor’s repurchase obligation may differ depending on the terms of the particular transaction and the status of the specific loan, such as whether it is performing or has been liquidated or charged off. The estimated subrogation recovery for these transactions is based primarily on loan level data provided through trustee reports received in the normal course of our surveillance activities or provided by the sponsor. While this data may not include all the components of the sponsor’s contractual repurchase obligation we believe it is the best information available to estimate the subrogation recovery.

Below is the rollforward of RMBS subrogation, by estimation approach, for the affected periods:

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Successor Ambac:
Discounted RMBS subrogation (gross of reinsurance) at May 1, 2013	$1,004,252	20	$1,478,666	29	2,482,918

Changes recognized through June 30, 2013:
Additional transactions reviewed	—	n/a	—	n/a	—
Additional adverse sample loans reviewed	—	n/a	—	n/a	—
Impact of sponsor actions (1)	(2,489)	1	—	n/a	(2,489)
All other changes (2)	(43,158)	n/a	(42,338)	n/a	(85,496)

Discounted RMBS subrogation (gross of reinsurance) at June 30, 2013	$958,605	21	$1,436,328	29	$2,394,933

Predecessor Ambac:
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2012	$1,080,408	22	$1,442,817	27	$2,523,225

Changes recognized through April 30, 2013:
Additional transactions reviewed	—	n/a	—	n/a	—
Additional adverse sample loans reviewed	—	n/a	—	n/a	—
Impact of sponsor actions (1)	(54,195)	n/a	—	n/a	(54,195)
All other changes (2)	(21,961)	(2)	35,849	2	13,888

Discounted RMBS subrogation (gross of reinsurance) at April 30, 2013	$1,004,252	20	$1,478,666	29	$2,482,918

(1)	Sponsor actions include loan repurchases, direct payments to Ambac, and other contributions from sponsors.
(2)	Other changes which may impact RMBS subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor, and/or the projected timing of recoveries. For the two months ended June 30, 2013, Successor Ambac added 1 transaction to the Random Sample subrogation population; however, the impacts on RMBS subrogation disclosed in the Random Sample column relate to that, as well as other transactions. For the four months ended April 30, 2013, Predecessor Ambac transferred 2 transactions from the Random Sample population to the Adverse Sample population; however, the impacts on RMBS subrogation disclosed in the Adverse Sample column relate to those, as well as other transactions.

Insurance intangible asset:

At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the insurance and reinsurance assets and liabilities. The insurance intangible asset is amortized using the level yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts. The weighted-average amortization period at Fresh Start Reporting Date was 9.4 years.

The insurance intangible amortization expense for the two months ended June 30, 2013 was $24,952 and is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income. Accumulated amortization on the insurance intangible asset as of June 30, 2013 is $24,952.

The estimated future amortization expense for the insurance intangible asset is as follows:

2013	$71,958
2014	127,898
2015	114,572
2016	105,052
2017	97,306
Thereafter	1,104,826

8. FAIR VALUE MEASUREMENTS

The Fair Value Measurement Topic of the ASC establishes a framework for measuring fair value and disclosures about fair value measurements.

Fair value Hierarchy:

The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy prioritizes model inputs into three broad levels as follows:

•	Level 1	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury securities, exchange traded futures contracts, variable rate demand obligations, money market funds and mutual funds.

•	Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include direct investments in fixed income securities representing municipal, asset-backed and corporate obligations, financial services derivatives (including certain interest rate derivatives), and most long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC. Also included are equity interests in pooled investment funds measured at fair value where the investment can be redeemed in the near term at a value based on the net asset value.

•	Level 3	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts written as part of the financial guarantee business, certain financial services interest rate swap contracts, call options on long-term debt, equity interests in Ambac sponsored special purpose entities and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities, loan receivables, and certain long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2013 and December 31, 2012, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Successor Ambac
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
June 30, 2013
Financial assets:
Fixed income securities:
Municipal obligations	$1,637,190	$1,637,190	$—	$1,637,190	$—
Corporate obligations	982,587	982,587	—	979,166	3,421
Foreign obligations	105,191	105,191	—	105,191	—
U.S. government obligations	250,838	250,838	250,838	—	—
U.S. agency obligations	53,246	53,246	—	53,246	—
Residential mortgage-backed securities	1,520,676	1,520,676	—	1,520,676	—
Collateralized debt obligations	47,618	47,618	—	44,203	3,415
Other asset-backed securities	987,929	987,929	—	926,193	61,736
Fixed income securities, pledged as collateral:
U.S. government obligations	164,295	164,295	164,295	—	—
Short term investments	611,177	611,177	595,195	15,982	—
Other investments	240,417	240,417	—	240,317	100
Cash	20,515	20,515	20,515	—	—
Loans	7,053	7,179	—	—	7,179
Derivative assets:
Interest rate swaps—asset position	91,455	91,455	—	91,455	—
Interest rate swaps—liability position	(3,129)	(3,129)	—	(3,129)	—
Futures contracts	2,852	2,852	2,852	—	—
Other assets	13,884	13,884	—	—	13,884
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,242,989	2,242,989	—	—	2,242,989
Restricted cash	22,994	22,994	22,994	—	—
Loans	13,820,878	13,820,878	—	—	13,820,878

Total financial assets	$22,820,655	$22,820,781	$1,056,689	$5,610,490	$16,153,602

Financial liabilities:
Obligations under investment and repurchase agreements	$364,536	$365,319	$—	$—	$365,319
Long term debt, including accrued interest	1,193,830	1,186,821	—	—	1,186,821
Derivative liabilities:
Credit derivatives	232,267	232,267	—	—	232,267
Interest rate swaps—asset position	(53,252)	(53,252)	—	(53,252)	—
Interest rate swaps—liability position	272,583	272,583	—	164,187	108,396
Futures contracts	—	—	—	—	—
Other contracts	192	192	—	192	—
Liabilities for net financial guarantees written (1)	4,634,297	4,809,530	—	—	4,809,530
Variable interest entity liabilities:
Long-term debt	14,268,493	14,268,493	—	12,694,806	1,573,687
Derivative liabilities:
Interest rate swaps—liability position	1,897,311	1,897,311	—	1,897,311	—
Currency swaps—liability position	92,472	92,472	—	92,472	—

Total financial liabilities	$22,902,729	$23,071,736	$—	$14,795,716	$8,276,020

(1)	The carrying value of net financial guarantees written includes the following balance sheet items: Premium receivables; Reinsurance recoverable on paid and unpaid losses; Deferred ceded premium; Subrogation recoverable; Insurance intangible asset; Unearned premiums; Losses and loss expense reserve; Ceded premiums payable, premiums taxes payable and other deferred fees recorded in Other liabilities.

	Predecessor Ambac
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2012
Financial assets:
Fixed income securities:
Municipal obligations	$1,848,932	$1,848,932	$—	$1,848,932	$—
Corporate obligations	1,077,972	1,077,972	—	1,074,316	3,656
Foreign obligations	70,112	70,112	—	70,112	—
U.S. government obligations	127,283	127,283	127,283	—	—
U.S. agency obligations	82,535	82,535	—	82,535	—
Residential mortgage-backed securities	1,455,582	1,455,582	—	1,455,582	—
Collateralized debt obligations	33,342	33,342	—	26,860	6,482
Other asset-backed securities	706,637	706,637	—	656,373	50,264
Fixed income securities, pledged as collateral:
U.S. government obligations	265,779	265,779	265,779	—	—
Short term investments	661,658	661,658	657,886	3,772	—
Other investments	100	100	—	—	100
Cash	43,837	43,837	43,837	—	—
Loans	9,203	7,387	—	—	7,387
Derivative assets:
Interest rate swaps—asset position	124,853	124,853	—	124,853	—
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	1,253	1,253	1,253	—	—
Other assets	14,557	14,557	—	—	14,557
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,261,294	2,261,294	—	—	2,261,294
Restricted cash	2,290	2,290	2,290	—	—
Loans	15,568,711	15,560,051	—	200,978	15,359,073

Total financial assets	$24,355,930	$24,345,454	$1,098,328	$5,544,313	$17,702,813

Financial liabilities:
Obligations under investment and repurchase agreements	$362,017	$361,905	$—	$—	$361,905
Liabilities subject to compromise	1,690,312	434,823	—	434,823	—
Long term debt, including accrued interest	377,524	801,277	—	—	801,277
Derivative liabilities:
Credit derivatives	213,585	213,585	—	—	213,585
Interest rate swaps—asset position	(73,264)	(73,264)	—	(73,264)	—
Interest rate swaps—liability position	390,774	390,774	—	282,022	108,752
Futures contracts	—	—	—	—	—
Other contracts	220	220	—	220	—
Liabilities for net financial guarantees written	7,074,808	3,091,257	—	—	3,091,257
Variable interest entity liabilities:
Long-term debt	15,436,008	15,414,233	—	12,457,732	2,956,501
Derivative liabilities:
Interest rate swaps—liability position	2,131,315	2,131,315	—	2,131,315	—
Currency swaps—liability position	90,466	90,466	—	90,466	—

Total financial liabilities	$27,693,765	$22,856,591	$—	$15,323,314	$7,533,277

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

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, equity interests in pooled investment funds, derivative instruments, most variable interest entity assets and liabilities and equity interests in Ambac sponsored special purpose entities. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed quarterly to validate fair value model results. However many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Additionally, changes to fair value methods and assumptions are reviewed with the CEO and the Audit Committee when such changes may be material to the company’s financial position or results. Other valuation control procedures specific to particular portfolios are described further below.

We reflect Ambac’s own creditworthiness in the fair value of financial liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline (increase) in Ambac’s creditworthiness as perceived by market participants will generally result in a higher (lower) CVA, thereby lowering (increasing) the fair value of Ambac’s financial liabilities as reported.

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At June 30, 2013, approximately 12%, 87%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2012, approximately 10%, 89%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.

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

The reported fair values of Level 2 fixed income securities are obtained from third party quotes. Information about the valuation inputs for fixed income securities classified as Level 3 is included below:

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $3,421 and $3,656 at June 30, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at June 30, 2013 and December 31, 2012 include the following weighted averages:

Successor Ambac—June 30, 2013

a.	Coupon rate: 0.345%

b.	Maturity: 20.64 years

c.	Yield: 6.75%

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 0.345%

b.	Maturity: 21.14 years

c.	Yield: 6.08%

Collateralized debt obligations (“CDO”): These securities are floating rate senior notes where the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. The fair value of such securities classified as Level 3 was $3,415 and $6,482 at June 30, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at June 30, 2013 and December 31, 2012 include the following weighted averages:

Successor Ambac—June 30, 2013

a.	Coupon rate: 0.88%

b.	Maturity: 0.09 years

c.	Yield: 1.43%

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 1.05%

b.	Maturity: 1.51 years

c.	Yield: 5.92%

Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. The fair value of such securities classified as Level 3 was $61,736 and $50,264 at June 30, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at June 30, 2013 and December 31, 2012 include the following weighted averages:

Successor Ambac—June 30, 2013

a.	Coupon rate: 0.67%

b.	Maturity: 7.46 years

c.	Yield: 4.25%

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 0.71%

b.	Maturity: 7.86 years

c.	Yield: 7.50%

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

Derivative Instruments:

Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, and exchange traded futures contracts. All call options to repurchase surplus notes were exercised or expired in June 2012. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of credit derivative liabilities was reduced by $85,724 and $261,203 at June 30, 2013 and December 31, 2012, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $64,647 and $121,928 at June 30, 2013 and December 31, 2012, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments.

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

Credit Derivatives (“CDS”):

Fair value of Ambac’s CDS is determined using internal valuation models and represents the net present value of the difference between the fees Ambac originally charged for the credit protection and our estimate of what a financial guarantor of comparable credit quality would hypothetically charge to provide the same protection at the balance sheet date. Ambac competed in the financial guarantee market, which differs from the credit markets where Ambac-insured obligations may trade. As a financial guarantor, Ambac assumes only credit risk; we do not assume other risks and costs inherent in direct ownership of the underlying reference securities. Additionally, as a result of having the ability to influence our CDS counterparty in certain investor decisions, financial guarantors generally have the ability to actively remediate the credit, potentially reducing the loss given a default. Financial guarantee contracts, including CDS, issued by Ambac and its competitors are typically priced to capture some portion of the spread that would be observed in the capital markets for the underlying (insured) obligation, with minimum pricing constrained by objective estimates of expected loss and financial guarantor required rates of return. Such pricing was well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps will generally be less than changes in the fair value of the underlying reference obligations.

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 77% of CDS gross par outstanding and 82% of the CDS derivative liability as of June 30, 2013.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 23% of CDS gross par outstanding and 18% of the CDS derivative liability as of June 30, 2013.

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

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at Libor compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at Libor, was 27.0% and 55.0% as of June 30, 2013 and December 31, 2012, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).

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

The net notional outstanding of Ambac’s CDS contracts were $5,861,060 and $11,281,777 at June 30, 2013 and December 31, 2012, respectively. Credit derivative liabilities at June 30, 2013 and December 31, 2012 had a combined fair value of $232,267 and $213,585, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of June 30, 2013 and December 31, 2012 is summarized below:

Successor Ambac – As of June 30, 2013
	CLOs	Other (1)
Notional outstanding	$1,750,217	$2,940,586
Weighted average reference obligation price	97.7	88.5
Weighted average life (WAL) in years	2.5	4.3
Weighted average credit rating	AA	A-
Weighted average relative change ratio	35.3%	37.4%
CVA percentage	15.1%	31.2%
Fair value of derivative liabilities	$(11,996)	$(134,161)

Predecessor Ambac – As of December 31, 2012
	CLOs	Other (1)
Notional outstanding	$6,155,767	$3,701,387
Weighted average reference obligation price	96.5	86.9
Weighted average life (WAL) in years	2.2	4.2
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.2%
CVA percentage	55.0%	55.0%
Fair value of derivative liabilities	$(34,645)	$(116,086)

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $1,170,257, WAL of 7.2 years and liability fair value of ($86,110) as of June 30, 2013. Other inputs to the valuation of these transactions at June 30, 2013 include weighted average quotes of 10% of notional, weighted average rating of A and Ambac CVA percentage of 21.0%. As of December 31, 2012, these contracts had a combined notional outstanding of $1,424,623, WAL of 7.9 years and liability fair value of ($62,854). Other inputs to the valuation of these transactions at December 31, 2012 include weighted average quotes of 10% of notional, weighted average rating of A and Ambac CVA percentage of 55.0%.

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

The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, projected net cash flows for each policy included: (i) installment premium receipts, (ii) estimated gross claim payments, and (iii) subrogation receipts. For ceded reinsurance contracts, projected net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each individual direct, assumed, and ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees and current inactive state of the industry there is a lack of observable market information to make this estimate. A profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The profit margin was 17% and 20% as of June 30, 2013 and December 31, 2012, respectively. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.

This methodology is based on management’s expectations of how a market participant would estimate net cash flows. We are aware of a number of factors that may cause such fair or exit value to differ, perhaps materially. For example, since no financial guarantor with Ambac’s credit quality is writing new financial guarantee business we do not have access to observable pricing data points. Additionally, although the fair value accounting guidance for liabilities requires a company to consider the cost to completely transfer its obligation to another party of comparable credit worthiness, our primary insurance obligation is irrevocable and thus there is no established active market for transferring such obligations.

The fair value of liabilities for net financial guarantees written presented above is as of June 30, 2013, which differs from our Fresh Start Reporting Date (as defined in Note 2).

Liabilities Subject to Compromise:

The fair value of Ambac’s debt included in Liabilities Subject to Compromise was based on quoted market prices.

Long-term Debt:

The fair value of surplus notes issued by Ambac Assurance and classified as long-term debt is internally estimated considering market transactions when available and internally developed discounted cash flow models. Surplus notes were recorded at fair value at the date of issuance and again at the Fresh Start Reporting Date. In subsequent periods, surplus notes are carried at their face value less unamortized discount.

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

Variable Interest Entity Assets and Liabilities:

The financial assets and liabilities of VIEs consolidated under the Consolidation Topic of the ASC consist primarily of fixed income securities, loans, derivative and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based on internal discounted cash flow models. Comparable to the sensitivities of investments in fixed income securities described above, longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value liability measurement for VIE debt. VIE debt instruments considered Level 3 include fixed rate, floating rate and zero coupon notes secured by various asset types, primarily European ABS. Information about the valuation inputs for the various VIE debt categories classified as Level 3 is as follows:

European ABS transactions: The fair value of such obligations classified as Level 3 was $1,182,227 and $2,956,501 at June 30, 2013 and December 31, 2012, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at June 30, 2013 and December 31, 2012 include the following weighted averages:

Successor Ambac—June 30, 2013

a.	Coupon rate: 0.76%

b.	Maturity: 18.04 years

c.	Yield: 1.47%

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 1.64%

b.	Maturity: 12.34 years

c.	Yield: 4.02%

US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $391,460 at June 30, 2013. Fair values were calculated as the sum of expected future cash flows sourced from the underlying operating assets plus the fair value of the related Ambac financial guarantee cash flows. Expected cash flows were internally modeled in using probability weighted assumptions about future operating cash flows available to fund the debt service. The discount rates applied to cash flows sourced from operating assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at June 30, 2013 include the following weighted averages (there is no comparable Level 3 in this category for December 31, 2012):

Successor Ambac—June 30, 2013

a.	Coupon rate: 6.98%

b.	Maturity: 10.99 years

c.	Yield: 8.74%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at June 30, 2013 and December 31, 2012 were developed using vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 5.3% and 7.6% at June 30, 2013 and December 31, 2012, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

Additional Fair Value Information:

The following tables present the changes in the Level 3 fair value category for the periods presented in 2013 and 2012. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Successor Ambac – Period from May 1 through June 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	395	(177)	70,127	(208,998)	(586,641)	4,347	(720,947)
Included in other comprehensive income	63	—	—	(48,578)	(282,421)	28,214	(302,722)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1,298)	—	4,570	—	(62,113)	—	(58,841)
Transfers in Level 3	—	—	—	—	—	(220,922)	(220,922)
Transfers out of Level 3	—	—	—	—	—	365,046	365,046

Balance, end of period	$68,572	$13,884	$(340,663)	$2,242,989	$13,820,878	$(1,573,687)	$14,231,973

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(177)	$32,525	$(208,998)	$(586,641)	$4,347	$(758,944)

				VIE Assets and Liabilities
Predecessor Ambac – Period from April 1 through April 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$57,791	$14,230	$(328,689)	$2,414,607	$14,116,811	$(1,910,589)	$14,364,161
Additions of VIEs consolidated	—	—	—	—	—	(409,300)	(409,300)
Total gains/(losses) realized and unrealized:
Included in earnings	(10)	(169)	(85,384)	31,474	555,946	(11,521)	490,336
Included in other comprehensive income	11,631	—	—	54,484	105,622	(42,918)	128,819
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	—	(1,287)	—	(26,326)	—	(27,613)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	623,956	623,956

Balance, end of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(169)	$(86,320)	$31,474	$555,946	$(11,521)	$489,410

				VIE Assets and Liabilities
Predecessor Ambac – Period from January 1 through April 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$60,402	$14,557	$(322,337)	$2,261,294	$15,359,073	$(2,956,501)	$14,416,488
Additions of VIEs consolidated	—	—	—	—	—	(409,300)	(409,300)
Total gains/(losses) realized and unrealized:
Included in earnings	(33)	(496)	(88,546)	328,768	956,402	(138,914)	1,057,181
Included in other comprehensive income	12,329	—	—	(89,497)	(849,833)	150,987	(776,014)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(3,286)	—	(4,477)	—	(713,589)	4,864	(716,488)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	1,598,492	1,598,492

Balance, end of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(496)	$(92,002)	$328,768	$956,402	$(138,914)	$1,053,758

				VIE Assets and Liabilities
Predecessor Ambac – Three months ended June 30, 2012	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$161,450	$16,023	$(355,616)	$2,184,665	$14,460,077	$(2,786,644)	$13,679,955
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	88	(231)	(81,290)	20,103	131,807	21,235	91,712
Included in other comprehensive income	(1,588)	—	—	(42,706)	(267,190)	54,510	(256,974)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(89,879)	—	(70,698)	—	(86,421)	19,863	(227,135)
Transfers in Level 3	—	—	—	—	—	(312,083)	(312,083)
Transfers out of Level 3	(6,301)	—	—	—	—	657,059	650,758

Balance, end of period	$63,770	$15,792	$(507,604)	$2,162,062	$14,238,273	$(2,346,060)	$13,626,233

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(231)	$(118,474)	$20,103	$131,807	$21,235	$54,440

				VIE Assets and Liabilities
Predecessor Ambac – Six months ended June 30, 2012	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$97,522	$16,779	$(486,775)	$2,199,338	$14,126,994	$(1,934,642)	$14,019,216
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	40	(987)	41,037	(62,713)	298,472	(115,328)	160,521
Included in other comprehensive income	6,225	—	—	25,437	148,667	(8,695)	171,634
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(92,621)	—	(61,866)	—	(335,860)	32,893	(457,454)
Transfers in Level 3	58,905	—	—	—	—	(977,347)	(918,442)
Transfers out of Level 3	(6,301)	—	—	—	—	657,059	650,758

Balance, end of period	$63,770	$15,792	$(507,604)	$2,162,062	$14,238,273	$(2,346,060)	$13,626,233

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(987)	$(72,910)	$(62,713)	$298,953	$(115,328)	$47,015

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level-3 Investments by class

Successor Ambac – Period from May 1 through June 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$3,949	$61,782	$3,681	$—	$69,412
Total gains/(losses) realized and unrealized:
Included in earnings	18	392	(15)	—	395
Included in other comprehensive income	(11)	319	(245)	—	63
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(541)	(757)	—	—	(1,298)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$3,415	$61,736	$3,421	$—	$68,572

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Predecessor Ambac – Period from April 1 through April 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$3,905	$50,234	$3,652	$—	$57,791
Total gains/(losses) realized and unrealized:
Included in earnings	(3)	—	(7)	—	(10)
Included in other comprehensive income	47	11,548	36	—	11,631
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$3,949	$61,782	$3,681	$—	$69,412

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Predecessor Ambac – Period from January 1 through April 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$6,482	$50,264	$3,656	$—	$60,402
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(6)	—	(27)	—	(33)
Included in other comprehensive income	160	12,117	52	—	12,329
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,687)	(599)	—	—	(3,286)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$3,949	$61,782	$3,681	$—	$69,412

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Investments by class

Predecessor Ambac – Three months ended June 30, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$9,839	$137,026	$13,367	$1,218	$161,450
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	90	(2)	88
Included in other comprehensive income	190	(1,696)	(79)	(3)	(1,588)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(471)	(84,584)	(4,075)	(749)	(89,879)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(5,837)	(464)	(6,301)

Balance, end of period	$9,558	$50,746	$3,466	$—	$63,770

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Investments by class

Predecessor Ambac – Six months ended June 30, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$12,482	$75,886	$7,930	$1,224	$97,522
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(2)	—	44	(2)	40
Included in other comprehensive income	291	6,376	(433)	(9)	6,225
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(3,213)	(84,584)	(4,075)	(749)	(92,621)
Transfers in Level 3	—	53,068	5,837	—	58,905
Transfers out of Level 3	—	—	(5,837)	(464)	(6,301)

Balance, end of period	$9,558	$50,746	$3,466	$—	$63,770

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Derivatives by class

Successor Ambac – May 1 through June 30, 2013	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(137,947)	$(277,413)	$—	$(415,360)
Additions of VIEs consolidated
Total gains/(losses) realized and unrealized:
Included in earnings	18,907	51,220	—	70,127
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	10,644	(6,074)	—	4,570
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(108,396)	$(232,267)	$—	$(340,663)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$18,907	$13,618	$—	$32,525

Level-3 Derivatives by class

Predecessor Ambac – April 1 through April 30, 2013	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(125,382)	$(203,307)	$—	$(328,689)
Additions of VIEs consolidated
Total gains/(losses) realized and unrealized:
Included in earnings	(12,213)	(73,171)	—	(85,384)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(352)	(935)	—	(1,287)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(137,947)	$(277,413)	$—	$(415,360)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(12,213)	$(74,107)	$—	$(86,320)

Predecessor Ambac – January 1 through April 30, 2013	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(108,752)	$(213,585)	$—	$(322,337)
Additions of VIEs consolidated
Total gains/(losses) realized and unrealized:
Included in earnings	(28,162)	(60,384)	—	(88,546)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(1,033)	(3,444)	—	(4,477)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(137,947)	$(277,413)	$—	$(415,360)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(28,162)	$(63,840)	$—	$(92,002)

Level-3 Derivatives by class

Predecessor Ambac – Three months ended June 30, 2012	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(222,222)	$(201,129)	$67,735	$(355,616)
Additions of VIEs for consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(112,904)	(7,416)	39,030	(81,290)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	39,139	(3,072)	(106,765)	(70,698)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(295,987)	$(211,617)	$—	$(507,604)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(107,861)	$(10,613)	$—	$(118,474)

Predecessor Ambac – Six months ended June 30, 2012	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(302,177)	$(190,653)	$6,055	$(486,775)
Additions of VIEs consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(45,035)	(14,638)	100,710	41,037
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	51,225	(6,326)	(106,765)	(61,866)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(295,987)	$(211,617)	$—	$(507,604)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(46,263)	$(26,647)	$—	$(72,910)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. Certain interest rate swaps were transferred out of Level 3 in 2012 when appropriate observable market discount rates replaced internal estimates of such rates in the determination of fair value. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers between Level 1 and Level 2 for the periods presented. All transfers between fair value hierarchy Levels 1, 2, and 3 are recognized at the beginning of each accounting period.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income on variable interest entities	Other income
Successor Ambac:
Period from May 1 through June 30, 2013
Total gains or losses included in earnings for the period	$395	$6,074	$45,146	$18,907	$(791,292)	$(177)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	13,618	18,907	(791,292)	(177)

Predecessor Ambac:
Period from April 1 through April 30, 2013
Total gains or losses included in earnings for the period	$(10)	$935	$(74,106)	$(12,213)	$575,899	$(169)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(74,107)	(12,213)	575,899	(169)

Predecessor Ambac:
Period from January 1 through April 30, 2013
Total gains or losses included in earnings for the period	$(33)	$3,444	$(63,828)	$(28,162)	$1,146,256	$(496)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(63,840)	(28,162)	1,146,256	(496)

Predecessor Ambac:
Three months ended June 30, 2012
Total gains or losses included in earnings for the period	$88	$3,072	$(10,489)	$(112,904)	$173,145	$38,799
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(10,613)	(107,861)	173,145	(231)

Predecessor Ambac:
Six month Period ended June 30, 2012
Total gains or losses included in earnings for the period	$40	$6,326	$(20,964)	$(45,035)	$120,431	$99,723
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(26,647)	(46,263)	120,912	(987)

9. INVESTMENTS

Ambac’s invested assets are primarily comprised of fixed income securities classified as available-for-sale. Beginning the first quarter of 2013, Ambac’s long-term portfolio also included equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities. Equity interests in pooled funds organized as limited liability companies are recorded under the fair value option. Investments classified either as trading or fair value option securities are reported as Other investments on the Consolidated Balance Sheet at fair value with changes in fair value reported through Net investment income on the Statement of Comprehensive Income. Ambac’s investments in pooled funds are part of the company’s long-term financial guarantee investment strategy. These investments are accumulating funds, meaning that regular distributions of earnings are not anticipated but will be reflected in the NAV reported by the respective fund managers. These securities have been classified as trading or fair value option securities so that undistributed earnings of the funds may be reflected in Net investment income as they occur.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments (1)
Successor Ambac – June 30, 2013
Fixed income securities:
Municipal obligations	$1,696,216	$77	$59,103	$1,637,190	$—
Corporate obligations	1,008,545	479	26,437	982,587	—
Foreign obligations	109,147	136	4,092	105,191	—
U.S. government obligations	251,513	70	745	250,838	—
U.S. agency obligations	53,390	4	148	53,246	—
Residential mortgage-backed securities	1,500,052	44,050	23,426	1,520,676	8
Collateralized debt obligations	47,645	151	178	47,618	—
Other asset-backed securities	1,009,708	1,791	23,570	987,929	—

	5,676,216	46,758	137,699	5,585,275	8
Short-term	611,174	7	4	611,177	—

	6,287,390	46,765	137,703	6,196,452	8

Fixed income securities pledged as collateral:
U.S. government obligations	164,340	1	46	164,295	—

Total collateralized investments	164,340	1	46	164,295	—

Total available-for-sale investments	$6,451,730	$46,766	$137,749	$6,360,747	$8

Predecessor Ambac – December 31, 2012
Fixed income securities:
Municipal obligations	$1,662,124	$187,191	$383	$1,848,932	$—
Corporate obligations	999,554	87,535	9,117	1,077,972	—
Foreign obligations	67,347	2,765	—	70,112	—
U.S. government obligations	127,037	872	626	127,283	—
U.S. agency obligations	79,295	3,240	—	82,535	—
Residential mortgage-backed securities	1,096,202	379,935	20,555	1,455,582	6,892
Collateralized debt obligations	32,855	1,015	528	33,342	—
Other asset-backed securities	687,410	65,733	46,506	706,637	—

	4,751,824	728,286	77,715	5,402,395	6,892
Short-term	661,219	439	—	661,658	—

	5,413,043	728,725	77,715	6,064,053	6,892

Fixed income securities pledged as collateral:
U.S. government obligations	265,517	262	—	265,779	—

Total collateralized investments	265,517	262	—	265,779	—

Total available-for-sale investments	$5,678,560	$728,987	$77,715	$6,329,832	$6,892

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of June 30, 2013 and December 31, 2012.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments held by Successor Ambac, at June 30, 2013, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,037,466	$1,037,376
Due after one year through five years	834,750	823,355
Due after five years through ten years	1,179,225	1,132,263
Due after ten years	842,884	811,530

	3,894,325	3,804,524
Residential mortgage-backed securities	1,500,052	1,520,676
Collateralized debt obligations	47,645	47,618
Other asset-backed securities	1,009,708	987,929

	$6,451,730	$6,360,747

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012:

	Less Than 12 Months (1)
	Fair Value	Gross Unrealized Loss
Successor Ambac – June 30, 2013:
Fixed income securities:
Municipal obligations	$1,596,765	$59,103
Corporate obligations	926,601	26,437
Foreign government obligations	88,111	4,092
U.S. government obligations	282,309	791
U.S. agency obligations	48,957	148
Residential mortgage-backed securities	640,736	23,426
Collateralized debt obligations	18,823	178
Other asset-backed securities	549,562	23,570

	4,151,864	137,745
Short-term	658	4

Total temporarily impaired securities	$4,152,522	$137,749

(1)	As a result of the implementation of Fresh Start, amortized cost for available for sale securities were set to equal fair value on April 30, 2013. Accordingly, Successor Ambac does not have any gross unrealized losses that have been in a continuous unrealized loss position for greater than 12 months.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Predecessor Ambac – December 31, 2012:
Fixed income securities:
Municipal obligations	$42,503	$354	$4,303	$29	$46,806	$383
Corporate obligations	69,727	1,081	132,916	8,036	202,643	9,117
U.S. government obligations	26,081	626	—	—	26,081	626
Residential mortgage-backed securities	88,504	5,319	116,146	15,236	204,650	20,555
Collateralized debt obligations	253	168	13,429	360	13,682	528
Other asset-backed securities	180	3	188,832	46,503	189,012	46,506

	227,248	7,551	455,626	70,164	682,874	77,715
Short-term	1,194	—	—	—	1,194	—

Total temporarily impaired securities	$228,442	$7,551	$455,626	$70,164	$684,068	$77,715

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of June 30, 2013 and December 31, 2012 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of June 30, 2013, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at June 30, 2013, $902,845 of the total fair value and $36,195 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2012, $192,190 of the total fair value and $43,934 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. The Segregated Account has been making interim cash payments in amounts equal to 25% of permitted Segregated Account policy claims since September 2012. No final decision has been announced by the Rehabilitator with respect to effectuating or amending the Segregated Account Rehabilitation Plan although the Rehabilitator (a) may seek to amend the Segregated Account Rehabilitation Plan to provide for Deferred Amounts to be established, rather than surplus notes to be issued, with respect to the unpaid portion of permitted policy claims and (b) has sought and received approval from the Rehabilitation Court to make Supplemental Payments with respect to certain insured securities, as described in Note 1. Possible modifications to the Segregated Account Rehabilitation Plan, or additional orders from the Rehabilitation Court, with respect to the form, amount and timing of satisfying permitted policy claims could have a material effect on the recognition of other-than-temporary impairment for, and the fair value of, Ambac-wrapped securities.

Municipal and corporate obligations

The gross unrealized losses on municipal and corporate obligations as of June 30, 2013 are primarily the result of the increase in interest rates since April 30, 2013. These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.

Residential mortgage-backed securities

The gross unrealized loss on residential mortgage-backed securities as of June 30, 2013 is primarily related to credit spread widening since April 30, 2013. Of the $23,426 of unrealized losses on residential mortgage-backed securities, $14,555 is attributable to 24 individual Alt-A securities. All of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities, considering the likelihood of a wide dispersion of possible outcomes to develop cash flow scenarios. Management has contracted consultants to model each of the securities in our portfolio. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. These assumptions are used to project various future cash flow scenarios for each security. The expected future cash flows used to assess impairment are derived by probability-weighting the various cash flow scenarios. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

Other asset-backed securities

Of the $23,570 of unrealized losses on other asset-backed securities as of June 30, 2013, $23,141 is attributable to six military housing, fixed-rate securities. The unrealized loss on these securities is largely due to the increase in interest rates since April 30, 2013. Management believes that the timely receipt of all principal and interest on these positions as well as on other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the affected periods:

	Successor Ambac – Period from May 1 through June 30, 2013	Predecessor Ambac – Period from April 1 through April 30, 2013	Predecessor Ambac – Three Months Ended June 30, 2012
Gross realized gains on securities	$16,612	$5,870	$67,681
Gross realized losses on securities	(1,592)	(2)	(570)
Foreign exchange gains	3,452	1,377	(44)

Net realized gains	$18,472	$7,245	$67,067

Net other-than-temporary impairments (1)	$(2,002)	$(467)	$(2,328)

	Successor Ambac – Period from May 1 through June 30, 2013	Predecessor Ambac – Period from January 1 through April 30, 2013	Predecessor Ambac – Six Months Ended June 30, 2012
Gross realized gains on securities	$16,612	$47,448	$68,505
Gross realized losses on securities	(1,592)	(320)	(891)
Foreign exchange gains	3,452	6,177	(155)

Net realized gains	$18,472	$53,305	$67,459

Net other-than-temporary impairments (1)	$(2,002)	$(467)	$(5,399)

(1)	Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

During 2002 and 2003 Ambac recognized investment realized losses of $150,201 relating to its $174,500 investment in asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. In connection with a full and final settlement of a lawsuit brought by NCFE bondholders against Credit Suisse Securities LLC, a subsidiary of Ambac Assurance received cash recoveries of $39,978 in the three months ended March 31, 2013. These amounts were recorded within gross realized gains on securities.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Such changes in estimated claim payments on Ambac-wrapped securities contributed to net other-than-temporary impairments for the periods presented in the table above. Further changes to estimated claim payments could result in additional other-than-temporary impairment charges in the future. Successor Ambac’s net other-than-temporary impairments relate to the company’s intent to sell certain securities that were in an unrealized loss position as of June 30, 2013. The three and six months ended June 30, 2012 included credit impairments on certain other non-agency RMBS securities. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of June 30, 2013 and 2012:

Credit Impairment
Successor Ambac:
Balance as of May 1, 2013	$—
Additions for credit impairments recognized on:
Securities not previously impaired	2,002
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—

Balance as of June 30, 2013	$2,002

Predecessor Ambac:
Balance as of January 1, 2013	$183,300
Additions for credit impairments recognized on:
Securities not previously impaired	467
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (1)	(183,767)

Balance as of April 30, 2013	$—

Credit Impairment
Predecessor Ambac:
Balance as of January 1, 2012	$201,317
Additions for credit impairments recognized on:
Securities not previously impaired	466
Securities previously impaired	4,933
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(24,007)

Balance as of June 30, 2012	$182,709

(1)	Includes reduction made in connection with Fresh Start, under which the cost basis of all invested assets have been set to fair value as of the Fresh Start Reporting Date of April 30, 2013. As described in Note 2, adopting Fresh Start results in a new reporting entity with no beginning retained earnings or accumulated deficit. Therefore cumulative credit impairments for Successor Ambac on May 1, 2013 are $0.

Counterparty Collateral, Deposits with Regulators and Other Restrictions:

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)	Cash and securities held in Ambac’s investment portfolio—Ambac pledges assets it holds in its investment portfolio to investment agreement, repurchase agreement and derivative counterparties. Securities pledged to investment agreement counterparties may not then be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

(2)	Cash and securities pledged to Ambac under derivative agreements—Ambac may re-pledge securities it holds from certain derivative counterparties to other derivative counterparties in accordance with its rights and obligations under those agreements.

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at June 30, 2013 and December 31, 2012:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Repurchase Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
Successor Ambac – June 30, 2013:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$541,558	$377,263	$164,295
Cash and securities pledged from derivative counterparties	1,673	—	—

Predecessor Ambac – December 31, 2012:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$646,663	$375,412	$271,251
Cash and securities pledged from derivative counterparties	—	—	—

Securities carried at $6,855 and $6,945 at June 30, 2013 and December 31, 2012, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Securities with fair value of $235,850 and $201,329 at June 30, 2013 and December 31, 2012, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 4, Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.

Guaranteed Securities:

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2013 and December 31, 2012, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating (1)
Successor Ambac – June 30, 2013:
Ambac Assurance Corporation (2)	$67,674	$—	$1,670,730	$—	$1,738,404	CCC+
National Public Finance Guarantee Corporation	641,183	42,781	—	—	683,964	AA-
Assured Guaranty Municipal Corporation	433,185	168,105	2,868	—	604,158	A
MBIA Insurance Corporation	—	18,486	547	—	19,033	BBB-
Assured Guaranty Corporation	—	—	16,333	—	16,333	D
Financial Guarantee Insurance Corporation	—	—	3,152	—	3,152	D

Total	$1,142,042	$229,372	$1,693,630	$—	$3,065,044	BB

Predecessor Ambac – December 31, 2012:
Ambac Assurance Corporation (2)	$66,270	$4,717	$1,344,289	$—	$1,415,276	B
National Public Finance Guarantee Corporation	720,904	43,010	—	—	763,914	AA-
Assured Guaranty Municipal Corporation	448,241	169,245	4,923	—	622,409	A
MBIA Insurance Corporation	—	19,733	2,143	—	21,876	BBB-
Assured Guaranty Corporation	—	—	14,743	—	14,743	D
Financial Guarantee Insurance Corporation	17,599	—	4,182	—	21,781	A-

Total	$1,253,014	$236,705	$1,370,280	$—	$2,859,999	BBB-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
(2)	Includes securities insured by Ambac Assurance and Ambac UK.

Investment Income:

Net investment income was comprised of the following for the affected periods:

	Successor Ambac – Period from May 1 through June 30, 2013	Predecessor Ambac – Period from April 1 through April 30, 2013	Predecessor Ambac – Three Months Ended June 30, 2012
Fixed income securities	$30,431	$31,766	$94,467
Short-term investments	162	82	444
Loans	84	38	204
Investment expense	(1,096)	(387)	(1,279)

Securities available-for-sale and short-term	29,581	31,499	93,836
Other investments	(3,015)	912	—

Total net investment income	$26,566	$32,411	$93,836

	Successor Ambac – Period from May 1 through June 30, 2013	Predecessor Ambac – Period from January 1 through April 30, 2013	Predecessor Ambac – Six Months Ended June 30, 2012
Fixed income securities	$30,431	$118,097	$207,119
Short-term investments	162	677	758
Loans	84	146	420
Investment expense	(1,096)	(1,809)	(2,344)

Securities available-for-sale and short-term	29,581	117,111	205,953
Other investments	(3,015)	369	—

Total net investment income	$26,566	$117,480	$205,953

Net investment income from Other investments represents changes in fair value on securities classified as trading or under the fair value option. Successor Ambac losses for the two months ended June 30, 2013 on securities still held at the reporting date was ($3,015). Predecessor Ambac gains for the one month ended April 30, 2013 and the four months ended April 30, 2013 on securities still held at June 30, 2013 were $912 and $369, respectively. There were no such investments held during 2012.

10. DERIVATIVE INSTRUMENTS

The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Successor Ambac—June 30, 2013:
Derivative Assets:
Interest rate swaps	$144,707	$56,381	$88,326	$—	$88,326
Futures contracts	2,852	—	2,852	1,673	1,179

Total non-VIE derivative assets	$147,559	$56,381	$91,178	$1,673	$89,505

Derivative Liabilities:
Credit derivatives	$232,267	$—	$232,267	$—	$232,267
Interest rate swaps	275,712	56,381	219,331	89,711	129,620
Futures contracts	—	—	—	—	—
Other contracts	192	—	192	—	192

Total non-VIE derivative liabilities	$508,171	$56,381	$451,790	$89,711	$362,079

Variable Interest Entities
Interest rate swaps	$1,897,311	$—	$1,897,311	$—	$1,897,311
Currency swaps	92,472	—	92,472	—	92,472

Total VIE derivative liabilities	$1,989,783	$—	$1,989,783	$—	$1,989,783

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Predecessor Ambac—December 31, 2012:
Derivative Assets:
Interest rate swaps	$198,117	$73,264	$124,853	$—	$124,853
Futures contracts	1,253	—	1,253	—	1,253

Total non-VIE derivative assets	$199,370	$73,264	$126,106	$—	$126,106

Derivative Liabilities:
Credit derivatives	$213,585	$—	$213,585	$—	$213,585
Interest rate swaps	390,774	73,264	317,510	180,113	137,397
Futures contracts	—	—	—	—	—
Other contracts	220	—	220	—	220

Total non-VIE derivative liabilities	$604,579	$73,264	$531,315	$180,113	$351,202

Variable Interest Entities
Interest rate swaps	$2,131,315	$—	$2,131,315	$—	$2,131,315
Currency swaps	90,466	—	90,466	—	90,466

Total VIE derivative liabilities	$2,221,781	$—	$2,221,781	$—	$2,221,781

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $0 and $5,472 as of June 30, 2013 and December 31, 2012, respectively. The amounts representing the obligation to return cash collateral recorded in “Other liabilities” were $1,673 and $0 as of June 30, 2013 and December 31, 2012.

		Successor Ambac	Predecessor Ambac
	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from May 1 through June 30, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from April 1 through April 30, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Three months ended June 30, 2012
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$51,220	$(73,171)	$(7,415)

Financial Services derivatives products:
Interest rate swaps	Derivative products	74,169	(29,600)	(108,175)
Currency swaps	Derivative products	—	—	81
Futures contracts	Derivative products	9,831	(3,588)	(16,070)
Other derivatives	Derivative products	(287)	22	73

Total Financial Services derivative products		83,713	(33,166)	(124,091)

Call options on long-term debt	Other income	—	—	39,030

Variable Interest Entities:
Currency swaps	Income on variable interest entities	(1,890)	(4,820)	(10,787)
Interest rate swaps	Income on variable interest entities	437,624	(103,072)	(48,478)

Total Variable Interest Entities		435,734	(107,892)	(59,265)

Total derivative contracts		$570,667	$(214,229)	$(151,741)

		Successor Ambac	Predecessor Ambac
	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from May 1 through June 30, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from January 1 through April 30, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Six months ended June 30, 2012
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$51,220	$(60,384)	$(14,637)

Financial Services derivatives products:
Interest rate swaps	Derivative products	74,169	(30,622)	(65,990)
Currency swaps	Derivative products	—	—	237
Futures contracts	Derivative products	9,831	(3,133)	(11,762)
Other derivatives	Derivative products	(287)	20	381

Total Financial Services derivative products		83,713	(33,735)	(77,134)

Call options on long-term debt	Other income	—	—	100,710

Variable Interest Entities:
Currency swaps	Income on variable interest entities	(1,890)	(116)	(21,994)
Interest rate swaps	Income on variable interest entities	437,624	(203,620)	45,237

Total Variable Interest Entities		435,734	(203,736)	23,243

Total derivative contracts		$570,667	$(297,855)	$32,182

Financial Guarantee Credit Derivatives:

Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at June 30, 2013 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

The majority of our credit derivatives were written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation. One transaction, which is not “pay-as-you-go,” has a notional of approximately $13,346 and a net liability fair value of $8 as of June 30, 2013. This transaction terminated in July 2013.

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the net par outstanding for CDS contracts, by Ambac rating, for each major category as of June 30, 2013 and December 31, 2012:

Successor Ambac—June 30, 2013

Ambac Rating	CLO	Other	Total
AAA	$13,346	$452,512	$465,858
AA	1,568,030	737,424	2,305,454
A	168,841	1,758,588	1,927,429
BBB (1)	—	882,332	882,332
Below investment grade (2)	—	279,987	279,987

	$1,750,217	$4,110,843	$5,861,060

Predecessor Ambac—December 31, 2012

Ambac Rating	CLO	Other	Total
AAA	$166,200	$512,283	$678,483
AA	4,676,362	1,278,756	5,955,118
A	1,313,205	2,370,988	3,684,193
BBB (1)	—	672,293	672,293
Below investment grade (2)	—	291,690	291,690

	$6,155,767	$5,126,010	$11,281,777

(1)	BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles.
(2)	Below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

The tables below summarize information by major category as of June 30, 2013 and December 31, 2012:

Successor Ambac—June 30, 2013

	CLO	Other	Total
Number of CDS transactions	9	20	29
Remaining expected weighted-average life of obligations (in years)	2.5	5.1	4.3
Gross principal notional outstanding	$1,750,217	$4,110,843	$5,861,060
Net derivative liabilities at fair value	$(11,996)	$(220,271)	$(232,267)

Predecessor Ambac—December 31, 2012

	CLO	Other	Total
Number of CDS transactions	30	21	51
Remaining expected weighted-average life of obligations (in years)	2.2	5.2	3.6
Gross principal notional outstanding	$6,155,767	$5,126,010	$11,281,777
Net derivative liabilities at fair value	$(34,645)	$(178,940)	$(213,585)

The maximum potential amount of future payments under Ambac’s credit derivative contracts written on a “pay-as-you-go” basis is generally the gross principal notional outstanding amount included in the above table plus future interest payments payable by the derivative reference obligations. Since Ambac’s credit derivatives typically reference obligations of or assets held by SPEs that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 4, Special Purpose Entities, Including Variable Interest Entities.

Changes in fair value of Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under the Derivatives and Hedging Topic of the ASC. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income. Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group. As of June 30, 2013, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $81,478 and total notional principal outstanding of $279,987. As of December 31, 2012, there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $67,219 and total notional principal outstanding of $291,690.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of June 30, 2013 and December 31, 2012 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	Successor Ambac – June 30, 2013	Predecessor Ambac – December 31, 2012
Interest rate swaps—receive-fixed/pay-variable	$703,384	$727,926
Interest rate swaps—pay-fixed/receive-variable	1,571,088	1,657,382
Interest rate swaps—basis swaps	161,690	161,690
Futures contracts	100,000	161,500
Other contracts	75,650	75,651

Derivatives of Consolidated Variable Interest Entities

Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of June 30, 2013 and December 31, 2012 are as follows:

Type of VIE derivative	Notional
	Successor Ambac – June 30, 2013	Predecessor Ambac – December 31, 2012
Interest rate swaps—receive-fixed/pay-variable	$1,669,298	$1,782,999
Interest rate swaps—pay-fixed/receive-variable	4,356,549	4,707,454
Currency swaps	707,264	755,438
Credit derivatives	18,958	20,885

Call Option on Long-Term Debt

Ambac Assurance had certain contractual options to repurchase $500,000 of its surplus notes at a discount to their par value which were considered stand-alone derivatives. Surplus notes are classified under Long-term debt on the Consolidated Balance Sheets. These call options were exercised in June 2012. Gains from the change in fair value of the call options were recognized within Other income in the Consolidated Statements of Total Comprehensive Income in the amount of $39,030 for the three months ended June 30, 2012; and $100,710 for the six months ended June 30, 2012.

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

As of June 30, 2013 and December 31, 2012, the net liability fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk was $89,711 and $180,113, respectively, related to which Ambac had posted assets as collateral with a fair value of $164,340 and $271,251, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on June 30, 2013, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

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

Effective as of April 30, 2013, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI, and the Rehabilitator concluded a settlement with the United States Internal Revenue Service (“IRS”) and the Department of Justice of Ambac’s dispute with the IRS and related proceedings which included the following terms: (i) a payment by the Segregated Account of $100,000; (ii) a payment by Ambac of $1,900; (iii) the Ambac consolidated tax group relinquished its claim to all loss carry-forwards resulting from losses on credit default swap contracts and arising on or before December 31, 2010 to the extent such loss carry-forwards exceed $3,400,000 (the amount of the loss carry-forward relinquishment is $1,059,988); and (iv) paying the IRS 12.5% and 17.5% of certain payments to Ambac by Ambac Assurance under the intercompany tax sharing agreement (the “IRS Settlement”). Upon emergence from bankruptcy, approximately $816,380 of the NOL was reduced for cancellation of indebtedness income and reduction of interest expense pursuant to IRC Section 382 (l)(5).

As of June 30, 2013 Ambac has an ordinary U. S. federal net operating tax carryforward of approximately $5,151,410, which if not utilized, will begin expiring in 2029 and will fully expire in 2034.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at June 30, 2013 and December 31, 2012 are presented below:

	Successor Ambac – June 30, 2013	Predecessor Ambac – December 31, 2012
Deferred tax liabilities:
Insurance intangible	$567,564	$—
Variable interest entities	—	22,015
Deferred acquisition costs	—	57,262
Unearned premiums and credit fees	6,165	22,714
Unrealized gains on investments	4,041	—
Other	1,907	17,251

Total deferred tax liabilities	579,677	119,242

Deferred tax assets:
Variable interest entities	59,710	—
Unrealized losses & impairments on investments	—	12,605
Net operating loss and capital carryforward	2,137,334	2,857,926
Loss reserves	833,823	490,677
Compensation	7,876	7,184
Other	3,012	5,687

Sub-total deferred tax assets	3,041,755	3,374,079
Valuation allowance	2,463,642	3,256,423

Total deferred tax assets	578,113	117,656

Net deferred tax liability	$(1,564)	$(1,586)

As a result of the potential development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset and therefore had a full valuation allowance.

12. COMMITMENTS AND CONTINGENCIES

The following commitments and contingencies provide an update of those discussed in “Note 15: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Chapter 11 Reorganization

Under the Bankruptcy Code, the filing of our petition on November 8, 2010 automatically stayed most actions against Ambac. Substantially all of Ambac’s pre-petition liabilities were addressed under the Reorganization Plan, if not otherwise addressed pursuant to orders of the Bankruptcy Court. As further described in Note 1, the Reorganization Plan was substantially consummated on May 1, 2013, primarily through the distribution of new common stock and warrants. In addition to the distributions made on May 1, 2013 pursuant to the Reorganization Plan, the Company may be required to distribute additional new common stock and warrants to claimholders in its Chapter 11 case.

The Segregated Account and Wisconsin Rehabilitation Proceeding

The Rehabilitation Court entered an order on November 10, 2011 approving the transactions contemplated in the Mediation Agreement and certain parties appealed such order. On March 1, 2013, the Wisconsin Court of Appeals entered an order dismissing this appeal for lack of standing. The time for appellants to appeal that order to the Wisconsin Supreme Court has expired and appellants have not made such further appeal. Therefore, the order entered by the Rehabilitation Court approving the transactions contemplated in the Mediation Agreement has become final and non-appealable.

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

On April 5, 2013, the Rehabilitator filed a motion to confirm the authority of Ambac Assurance to direct Deutsche Bank National Trust Company, as Trustee, to terminate OneWest Bank, F.S.B. (“OneWest”) as servicer for the residential mortgage loans held by two trusts that had issued securities insured by Ambac Assurance, the IndyMac Certificate Trust 2004-2 and the IndyMac Residential Asset-Backed Trust, Series 2004-LH1, and to appoint Green Tree Servicing LLC as the successor servicer. In response to this motion, OneWest filed a Notice of Removal to the United States District Court for the Western District of Wisconsin on May 5, 2013. The Rehabilitator filed a motion to remand the proceedings back to Wisconsin state court on May 21, 2013 and, on May 23, 2013, advised all interested parties of record that the Notice of Removal filed by OneWest had created uncertainty as the procedural status of the entire rehabilitation proceeding. On July 8, 2013, the Western District of Wisconsin granted the Rehabilitator’s remand motion, remanding the case to the Circuit Court for Dane County, and invited the Rehabilitator to submit a request for fees and costs. At a hearing on the Rehabilitator’s motion concerning the termination of OneWest as servicer on July 31, 2013, the Rehabilitation Court granted the Rehabilitator’s motion confirming Ambac Assurance’s authority to direct the trustee to terminate OneWest as servicer for the two trusts and to appoint Green Tree Servicing LLC as the successor servicer.

On July 11, 2013, the Rehabilitator filed a motion seeking authority to pay more than 25% of certain permitted policy claims (“Supplemental Payments”), either in one lump sum or in varying proportions over time, in order to maximize reimbursements payable to Ambac Assurance and increase claims-paying resources for the benefit of all policyholders. At a hearing on August 2, 2013, the Rehabilitation Court issued an order authorizing the Rehabilitator and the Segregated Account to pay Supplemental Payments on 14 policies identified in the motion and on any other policies where similar reimbursements are available.

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

On May 7, 2013, following execution of the closing agreement and payment of the settlement consideration by Ambac and the Segregated Account, the Bankruptcy Court issued an order dismissing with prejudice the adversary proceeding against the IRS. On the same day, Ambac, the United States and the Creditors’ Committee filed a stipulation withdrawing and dismissing with prejudice the motion to withdraw the reference pending before the United States District Court for the Southern District of New York. In accordance with the terms of the IRS Settlement, on May 9, 2013, the United States moved to dismiss with prejudice the two appeals pending in the Seventh Circuit Court of Appeals and to vacate the opinions and orders of the District Court underlying the appeals it perfected. As part of the IRS Settlement, the Segregated Account and Ambac Assurance agreed to support the United States’ motion. On May 15, 2013, the Seventh Circuit Court of Appeals issued an order directing the United States to comply with Circuit Rule 57 by requesting that the District Court indicate whether it is inclined to vacate the orders underlying the appeal. The United States complied with that order and on July 10, 2013, the District Court issued a memorandum stating that it was “inclined to vacate the opinions in the case is returned to [the District Court] for that purpose.” Accordingly, on July 12, 2013, the United States requested that the Seventh Circuit Court of Appeals grant its May 9th motion to dismiss the appeal and vacate the underlying orders, or alternatively, to remand the case to the District Court for that purpose. The Seventh Circuit remanded the matter to the District Court which, by orders dated July 16, 2013, dismissed both cases (10-CV-788 and 11-CV-99) with prejudice and vacated its prior decisions.

Litigation Filed Against Ambac

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011). After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013.

City of Phoenix v. Ambac Assurance Corporation et al. (United States District Court, District of Arizona, filed on or about March 11, 2010). On August 1, 2013, the court dismissed the case with prejudice pursuant to a stipulation filed by the parties.

Water Works Board of the City of Birmingham v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Northern District of Alabama, Southern Division, filed on November 10, 2009). On April 1, 2010, the court granted defendants’ motion to dismiss all claims. The plaintiff appealed the dismissal to the U.S. Court of Appeals for the Eleventh Circuit. In light of Ambac’s pending bankruptcy proceedings, on January 25, 2011, the Court of Appeals stayed the plaintiff’s appeal of the dismissal of all claims and lifted that stay on June 3, 2013. On August 5, 2013, the Court of Appeals affirmed the District Court’s dismissal of all claims.

Broadbill Partners LP et al. v. Ambac Assurance Corporation (Supreme Court of the State of New York, County of New York, filed November 8, 2012). Ambac Assurance filed a motion to dismiss on January 15, 2013, which the plaintiffs opposed. The court has not yet decided the motion.

Litigation Filed by Ambac

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). On January 11, 2013 the court granted Ambac Assurance’s motion for summary judgment and denied defendant’s motion. At a March 13, 2013 conference, the court requested that the parties prepare submissions regarding the amount of damages and fees Ambac Assurance is entitled to recover. Ambac Assurance served its submissions upon the defendant on April 23, 2013, the defendant served its response on June 26, 2013, and Ambac Assurance served its reply on July 23, 2013. A hearing regarding Ambac Assurance’s recovery of damages and fees has been scheduled for August 26, 2013.

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, which are listed and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented and updated below:

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012 and amended on August 14, 2012). Defendants filed a motion to dismiss the amended complaint on September 28, 2012, which Ambac Assurance opposed on October 26, 2012. Oral argument was held on February 21, 2013. On June 13, 2013, the court dismissed Ambac Assurance’s contractual claims but not its claims for fraudulent inducement or successor liability. On July 8, 2013, Ambac Assurance filed its notice of appeal.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, filed April 16, 2012). Defendants filed a motion to dismiss on July 13, 2012, which Ambac opposed on September 21, 2012. Oral argument was held on May 6, 2013. On July 18, 2013 the court dismissed Ambac Assurance’s claims for indemnification and limited Ambac Assurance’s claim for breach of loan-level warranties to the repurchase protocol, but did not dismiss Ambac Assurance’s other contractual claims or fraudulent inducement claim.

•

Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York, filed on January 12, 2010). On March 1, 2013, the parties filed a stipulation discontinuing the litigation with prejudice.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). On May 28, 2013, Ambac Assurance filed a second amended complaint adding an alter ego claim against Bank of America alleging that, because Bank of America and Countrywide are alter egos of one another, Bank of America is responsible for Countrywide’s liabilities to Ambac. The defendants served their answers on July 31, 2013.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Capital One, N.A., as successor by merger to Chevy Chase Bank, F.S.B. (United States District Court for the Southern District of New York, filed on October 24, 2012). Ambac Assurance alleges claims for breach of contract, indemnification and reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. Defendants filed a motion to dismiss on February 6, 2013, which Ambac Assurance opposed in a brief filed on February 20, 2013. The motion was fully briefed and filed on March 5, 2013. The court held oral argument on March 7, 2013 and has not yet decided the motion.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, filed on April 15, 2013). Ambac Assurance alleges claims for material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. Ambac Assurance has also asserted alter ego claims against Nomura Holding America, Inc. Defendants filed a motion to dismiss on July 12, 2013, which Ambac Assurance intends to oppose.

13. SEGMENT INFORMATION

Ambac has two reportable segments, as follows: (i) Financial Guarantee, which provided financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (ii) Financial Services, which provided investment agreements, funding conduits, interest rate and currency swaps, principally to clients of the financial guarantee business. Ambac’s reportable segments were strategic business units that offer different products and services. They are managed separately because each business required different marketing strategies, personnel skill sets and technology.

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

Information provided below for “Corporate and Other” primarily relates to (i) Fresh Start items, including the discharge of liabilities subject to compromise and fair value adjustments to assets and liabilities (ii) amounts received by Ambac under the Mediation Agreement dated September 21, 2011 (as more fully described in Note 1); and (iii) other corporate activities, including interest income on the investment portfolio, including accrual of interest on the Junior Surplus Notes issued by the Segregated Account. Corporate and Other intersegment revenue relates to receipts under the Mediation Agreement. The following table is a summary of financial information by reportable segment for the affected periods:

Successor Ambac – Period from May 1 through June 30, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$160,275	$82,490	$20	$—	$242,785
Inter-segment	399	(374)	5,425	(5,450)	—

Total revenues	$160,674	$82,116	$5,445	$(5,450)	$242,785

Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2) (3)	$124,890	$81,692	$(787)	$—	$205,795
Inter-segment	(5,497)	(523)	6,020	—	—

Pre-tax income (loss) from continuing operations	$119,393	$81,169	$5,233	$—	$205,795

Total assets as of June 30, 2013	$26,934,044	$486,346	$54,977	$—	$27,475,367

Net investment income	$26,385	$158	$23	$—	$26,566
Insurance intangible amortization	$24,952	$—	$—	$—	$24,952
Interest expense	$20,776	$368	$—	$—	$21,144
Reorganization items (4)	$—	$—	$424	$—	$424

Predecessor Ambac – Period from April 1 through April 30, 2013	Financial Guarantee (3)	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$382,957	$(33,266)	$10	$—	$349,701
Inter-segment	214	(198)	197,055	(197,071)	—

Total revenues	$383,171	$(33,464)	$197,065	$(197,071)	$349,701

Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2)	$1,583,465	$(35,614)	$1,517,273	$—	$3,065,124
Inter-segment	(197,115)	(252)	197,367	$—	—

Pre-tax income (loss) from continuing operations	$1,386,350	$(35,866)	$1,714,640	$—	$3,065,124

Total assets as of April 30, 2013	$28,287,321	$536,711	$29,403	$—	$28,853,435

Net investment income	$32,040	$361	$10	$—	$32,411
Interest expense	$7,542	$318	$—	$—	$7,860
Reorganization items (4)	$(1,231,550)	$1,505	$(1,517,194)	$—	$(2,747,239)

Predecessor Ambac – Period from January 1 through April 30, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$633,750	$7,339	$39	$—	$641,128
Inter-segment	940	(882)	$197,055	(197,113)	—

Total revenues	$634,690	$6,457	$197,094	$(197,113)	$641,128

Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2)	$1,830,165	$3,233	$1,514,635	$—	$3,348,033
Inter-segment	(197,187)	(1,101)	198,288	$—	—

Pre-tax income (loss) from continuing operations	$1,632,978	$2,132	$1,712,923	$—	$3,348,033

Total assets as of April 30, 2013	$28,287,321	$536,711	$29,403	$—	$28,853,435

Net investment income	$115,869	$1,572	$39	$—	$117,480
Interest expense	$29,718	$1,307	$—	$—	$31,025
Reorganization items (4)	$(1,231,550)	$1,505	$(1,515,135)	$—	$(2,745,180)

Predecessor Ambac – Three months ended June 30, 2012	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$87,665	$(93,682)	$56	$—	$(5,961)
Inter-segment	1,397	(1,346)	—	(51)	—

Total revenues	$89,062	$(95,028)	$56	$(51)	$(5,961)

Pre-tax loss from continuing operations:
Unaffiliated customers (1) (2)	$(717,187)	$(96,257)	$(117)	$—	$(813,561)
Inter-segment	(712)	(429)	1,141	—	—

Pre-tax loss from continuing operations	$(717,899)	$(96,686)	$1,024	$—	$(813,561)

Total assets as of June 30, 2012	$25,771,887	$800,677	$39,227	$—	$26,611,791

Net investment income	$89,953	$3,826	$57	$—	$93,836
Interest expense	$30,205	$1,650	$—	$—	$31,855
Reorganization items (4)	$—	$—	$767	$—	$767

Predecessor Ambac – Six months ended June 30, 2012	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$357,492	$(39,430)	$113	$—	$318,175
Inter-segment	2,896	(2,789)	645	(752)	—

Total revenues	$360,388	$(42,219)	$758	$(752)	$318,175

Pre-tax loss from continuing operations:
Unaffiliated customers (1) (2)	$(510,900)	$(44,587)	$(4,452)	$—	$(559,939)
Inter-segment	315	(1,784)	1,469	—	—

Pre-tax loss from continuing operations	$(510,585)	$(46,371)	$(2,983)	$—	$(559,939)

Total assets as of June 30, 2012	$25,771,887	$800,677	$39,227	$—	$26,611,791

Net investment income	$195,214	$10,625	$114	$—	$205,953
Interest expense	$62,254	$3,440	$—	$—	$65,694
Reorganization items (4)	$—	$—	$3,228	$—	$3,228

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from continuing operations from unaffiliated customers is net investment income.
(2)	Included in pre-tax income (loss) from continuing operations from unaffiliated customers is interest expense.
(3)	Included in pre-tax income from continuing operations from unaffiliated customers is amortization of intangible asset arising from financial guarantee contracts that were set to fair value upon adoption of Fresh Start. See “Note 7: Financial Guarantee Insurance Contracts,” for additional information.
(4)	Refer to Note 2: Fresh Start Financial Statement Reporting, for a further discussion of Reorganization items.

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Successor Ambac – Period from May 1 through June 30, 2013			Predecessor Ambac – Period from April 1 through April 30, 2013			Predecessor Ambac – Three Months Ended June 30, 2012
	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(24,493)	$46,340	$14,948	$(7,386)	$23,537	$(47,664)	$(31,936)	$70,555	$(4,816)
United Kingdom	(1,917)	8,840	2,113	2,167	4,317	(3,686)	5,971	25,551	(813)
Other international	(7,671)	2,859	34,159	(5,376)	1,890	(21,821)	(1,908)	6,936	(1,786)

Total	$(34,081)	$58,039	$51,220	$(10,595)	$29,744	$(73,171)	$(27,873)	$103,042	$(7,415)

	Successor Ambac – Period from May 1 through June 30, 2013			Predecessor Ambac – Period from January 1 through April 30, 2013			Predecessor Ambac – Six Months Ended June 30, 2012
	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(24,493)	$46,340	$14,948	$(16,102)	$104,594	$(31,134)	$(124,661)	$143,541	$(8,267)
United Kingdom	(1,917)	8,840	2,113	10,673	18,071	(5,861)	12,385	40,592	(4,437)
Other international	(7,671)	2,859	34,159	(8,696)	7,335	(23,389)	(8,191)	13,859	(1,933)

Total	$(34,081)	$58,039	$51,220	$(14,125)	$130,000	$(60,384)	$(120,467)	$197,992	$(14,637)

14. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted:

Effective January 1, 2013, Ambac adopted ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, and ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities retrospectively for all periods presented. Upon the adoption of these ASUs, Ambac presented the offsetting disclosure requirements in Note 10, Derivative Instruments.

Effective January 1, 2013, Ambac adopted ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Upon the adoption of this ASU, Ambac presented the changes in the accumulated balances by component of other comprehensive income and the corresponding effects on net income by line item for the reclassifications out of accumulated other comprehensive income, in Note 5, Comprehensive Income.

Issued:

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of this ASU is to eliminate diversity in practice in the presentation of unrecognized tax benefits. The ASU requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when: i) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position and ii) the entity does not intend to use the deferred tax asset for this purpose. If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The ASU is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Ambac will adopt the ASU on January 1, 2014. The adoption of this ASU will not have a material effect on Ambac’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. “(“Ambac” or “the Company”) for the periods indicated. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K for the year ended December 31, 2012, the CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of Operating Earnings and Adjusted Book Value, which are not presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying profitability drivers of our business. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial measures and may differ from similar reporting provided by other companies. Readers of this Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Operating Earnings and Adjusted Book Value are non-GAAP financial measures that adjust for the impact of certain non-recurring or non-economic GAAP accounting requirements and include the addition of certain items that the Company has or expects to realize in the future, but that are not reported under GAAP. We also provide reconciliations to the most directly comparable GAAP measure; Operating earnings to Net income (loss) attributable to common stockholders and Adjusted Book Value to Total Ambac Financial Group, Inc. stockholders’ equity (deficit).

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In this Quarterly Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2012 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) adverse events arising from the rehabilitation proceedings for the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”), including the failure of the injunctions issued by the Wisconsin rehabilitation court to protect the Segregated Account and Ambac Assurance from certain adverse actions; (2) litigation arising from the Segregated Account rehabilitation proceedings; (3) decisions made by the rehabilitator of the Segregated Account for the benefit of policyholders may result in material adverse consequences for Ambac’s security holders; (4) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (5) uncertainty concerning our ability to achieve value for holders of Ambac securities; (6) potential of a full rehabilitation proceeding against Ambac Assurance; (7) material changes to the Segregated Account rehabilitation plan or to current rules and procedures governing the payment of permitted policy claims, with resulting adverse impacts; (8) inadequacy of reserves established for losses and loss expenses, including our inability to realize the recoveries or future commutations included in our reserves; (9) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (10) risks relating to determinations of amounts of impairments taken on investments; (11) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (12) market spreads and pricing on insured CLOs and other derivative products insured or issued by Ambac or its subsidiaries; (13) Ambac’s financial position and the Segregated Account rehabilitation proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (14) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (15) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, CLOs, public finance obligations and exposures to reinsurers; (16) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (17) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (18) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (19) changes in prevailing interest rates; (20) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance; (21) changes in accounting principles or practices that may impact Ambac’s reported financial results; (22) legislative and regulatory developments; (23) operational risks, including with respect to internal processes, risk models, systems and employees; (24) changes in tax laws, tax disputes and other tax-related risks; and (25) other risks and uncertainties that have not been identified at this time.

COMPANY OVERVIEW

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. On November 8, 2010, Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”). The Company, as debtor and debtor-in-possession, filed a Fifth Amended Plan of Reorganization on March 12, 2012, which was confirmed by order of the Bankruptcy Court on March 14, 2012 and modified in accordance with orders entered by the Bankruptcy Court on April 29, 2013 (such Fifth Amended Plan of Reorganization, as so modified, the “Reorganization Plan”). On April 30, 2013, Ambac executed a closing agreement with the United States Internal Revenue Service (the “IRS”) to conclude the settlement of a dispute with the IRS, and concurrently paid $1.9 million, while the Segregated Account (as defined below) paid $100 million, to the United States in connection with such settlement. On May 1, 2013, the Reorganization Plan became effective and Ambac emerged from bankruptcy. Refer to Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion of Ambac’s emergence from bankruptcy.

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

Although we are exploring new business opportunities for Ambac, it is not possible at this time to predict the operating results or prospects of any future business. Our efforts to pursue new business opportunities may be unsuccessful or require significant financial or other resources. No assurance can be given that we will be able to identify or execute the acquisition or development of any new business. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative. For additional risks and uncertainties concerning Ambac, please refer to Part I, Item 1A of Ambac’s 2012 Form 10-K and Part II, Item 1A of this Form 10-Q.

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

In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. As of June 30, 2013, insurance liabilities for policies allocated to the Segregated Account were $6,150.2 million. These insurance liabilities include loss reserves and loss expense reserves, gross of remediation and reinsurance recoveries. In March 2010, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2012 Form 10-K and to Note 1 to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for further discussion of the creation and rehabilitation of the Segregated Account.

Ambac’s existing financial services segment is operated by subsidiaries of Ambac Assurance. This segment provided financial and investment products, including investment agreements, funding conduits, and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. The financial services businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Ambac’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2012. In conjunction with Ambac’s emergence from bankruptcy, Ambac is required to implement fresh start reporting as further described in Note 2 of the Consolidated Financial Statements. In connection with the implementation of fresh start reporting, we have adopted an additional critical accounting policy related to goodwill as discussed below.

Goodwill:

At the Fresh Start Reporting Date, we revalued our assets and liabilities to current estimated fair value. The excess reorganization value which could not be attributed to the fair value of specific identified tangible and intangible assets was recorded as goodwill. Goodwill is not amortized but is subject to annual impairment testing and more frequent interim testing, if indicators of impairment exist for each reporting unit. The Company has an option to first assess qualitative factors, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test as described below. If, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is required to perform the goodwill impairment test.

Goodwill impairment is determined using a two-step approach. In the first step of the goodwill impairment test, the fair value of a reporting unit is compared with its carrying amount, including goodwill. In performing the first step, management determined the fair value of the reporting unit considering the market capitalization of Ambac. Determining the allocation of the market capitalization of Ambac to the reporting unit requires the exercise of significant judgment. If the fair value is in excess of the carrying amount, including goodwill, the reporting unit’s goodwill is considered not to be impaired. If the carrying amount, including goodwill, of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In the second step, the implied fair value of a reporting unit’s goodwill is compared with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination and is defined as the excess of the fair value of a reporting unit over the fair value of the net assets of a reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized for the excess. If the carrying amount of goodwill is less than its implied fair value, no goodwill impairment is recognized.

We have identified two reporting units of Ambac: (1) Financial Guarantee, which provided financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provided investment agreements, funding conduits, interest rate and currency swaps, principally to clients of the financial guarantee business. These reporting units are also the sole operating segments which make up the Financial Guarantee and Financial Services reportable segments, respectively, that are disclosed in Note 13 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q of the Consolidated Financial Statements. In evaluating which reporting units should be assigned goodwill, we considered the sources of Ambac’s estimated enterprise value at the Fresh Start Reporting Date as further described in Note 2 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Based on that analysis, we have assigned all goodwill recorded at the Fresh Start Reporting Date to the Financial Guarantee reporting unit which we believe represents the only identified reporting unit that can be ascribed any enterprise value.

We will perform our annual impairment test as of October 1st of each year. Furthermore, we will perform interim impairment tests if we determine events or circumstances changed since the last impairment test that would more likely than not reduce the fair value of the Financial Guarantee reporting unit below its carrying amount. Factors we consider for determining whether an interim impairment test are necessary may include: i) macroeconomic conditions, ii) industry conditions, iii) operating cost factors, iv) company financial performance, v) changes in management, key personnel or strategy, vi) events affecting the composition or carrying amounts of net assets, and vii) a sustained decrease in Ambac’s share price. After making this assessment as of June 30, 2013, we do not believe an interim impairment test is necessary and as a result, no goodwill impairment was recognized.

FINANCIAL GUARANTEES IN FORCE

Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market sector at June 30, 2013 and December 31, 2012. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	Successor Ambac – June 30, 2013	Predecessor Ambac – December 31, 2012
Public Finance	$128,450	$143,018
Structured Finance	35,387	42,359
International Finance	32,604	38,256

Total net par outstanding	$196,441	$223,633

Included in the above net par exposures at June 30, 2013 and December 31, 2012 are $5,861 and $11,282, respectively, of exposures that were executed in credit derivatives form.

As part of its efforts to increase the residual value of its financial guarantee business, Ambac Assurance pursues various loss mitigation strategies, including seeking recovery of paid claims, commencing litigation to recover losses or to mitigate future losses, entering into commutations of policies at discounts to their expected losses, other policy or exposure terminations, and purchasing Ambac-insured securities (collectively “de-risking”). Ambac Assurance considers the cash payment, if any, as well as the potential for lost future premium receipts in its review of the economic impact of such de-risking transactions. The change in guaranteed net par outstanding includes commutations, terminations, and settlements of $344 million relating to student loan exposure.

Ratings Distribution

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at June 30, 2013 and December 31, 2012 and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at June 30, 2013 and December 31, 2012. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio

Ambac Rating (1)	Successor Ambac – June 30, 2013	Predecessor Ambac – December 31, 2012
AAA	<1%	1%
AA	21	22
A	44	44
BBB	20	18
Below investment grade	15	15

Total	100%	100%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. In cases where Ambac Assurance or Ambac UK has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice.

Summary of Below Investment Grade Exposure

Bond Type	Successor Ambac – June 30, 2013	Predecessor Ambac – December 31, 2012
($ in millions)
Public Finance:
Housing (1)	$761	$775
Tax-backed	729	741
Transportation	519	533
General obligation	362	392
Health care	32	11
Other	1,298	1,436

Total Public Finance	3,701	3,888

Structured Finance:
Residential mortgage-backed and home equity—first lien	8,750	9,592
Residential mortgage-backed and home equity—second lien	6,958	7,533
Student loans	4,693	5,331
Structured Insurance	1,657	1,657
Residential mortgage-backed and home equity—other	374	403
Other	545	554

Total Structured Finance	22,977	25,070

International Finance:
Airports	—	1,504
Other	3,258	3,452

Total International Finance	3,258	4,956

Total	$29,936	$33,914

(1)	Includes $488 of military housing net par at June 30, 2013 and December 31, 2012.

The decrease in below investment grade exposures are primarily due to (i) reductions to residential mortgage-backed securities during the year as a result of both voluntary prepayments by issuers and claims presented to Ambac Assurance; (ii) maturity of a portion of an international airport exposure resulting in an overall improvement in the credit quality of the remaining exposures; and (iii) principal payments on student loans (including commutation payments by Ambac).

RESULTS OF OPERATIONS

We follow the accounting prescribed by the Reorganizations Topic of the ASC from the period starting with Ambac’s bankruptcy filing through to our emergence from bankruptcy. Following the Company’s emergence from bankruptcy on May 1, 2013, the consolidated financial statements reflect the application of fresh start reporting (“Fresh Start”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock, and fair value adjustments. The effects of the reorganization and Fresh Start adjustments are recorded in Predecessor Ambac’s Consolidated Statement of Total Comprehensive Income for the period ended April 30, 2013. The financial results of the Company for the periods from May 1, 2013 are referred to as “Successor” and the financial results for the periods through April 30, 2013 (“Fresh Start Reporting Date”) are referred to as “Predecessor”. The 2013 Successor Period and the 2013 Predecessor Period are distinct reporting periods. The effects of emergence and Fresh Start had a material impact on the comparability of our results of operations between these periods, as discussed below. However, certain references to 2013 results of operations combine the two periods when amounts are comparable to 2012 in order to enhance the comparability of such information. The significant Fresh Start items impacting comparability of both quarterly and year-to-date amounts are as follows:

Investment Income: As required under Fresh Start, the amortized cost basis of Ambac’s fixed income securities were adjusted to fair value as of the Fresh Start Reporting Date. This resulted in an overall increase in the amortized cost of fixed income securities and offsetting decrease in Accumulated Other Comprehensive Income of $826.6 million. Premiums and discounts are amortized or accreted over the remaining term of the securities using the effective interest method. As a result of Fresh Start, the net unamortized discount in the portfolio decreased on the Fresh Start Reporting Date by the amount of the increase to amortized cost described above, which will impact the amount of premium amortization and discount accretion reflected in net investment income of Successor Ambac.

Interest Expenses: As required under Fresh Start, surplus notes issued by Ambac Assurance and the Segregated Account and the related accrued interest on such notes were adjusted to fair value as of the Fresh Start Reporting Date. This resulted in an overall increase in the carrying value of debt and accrued interest by $767.9 million. Discounts to the face value of debt are accreted through interest expense based on the original projected cash flows of the instruments using the effective interest method. As a result of Fresh Start, the unamortized discounts on surplus notes have decreased and the future cash flows have been re-projected, both of which will impact the amount of discount accretion recognized in interest expense for Successor Ambac.

Operating Expenses—Deferred Acquisition Costs: As required under Fresh Start, deferred acquisition costs have been written off as of the Fresh Start Reporting Date and accordingly amortization of such costs will not be reflected in Successor Ambac’s net income.

Insurance Intangible Amortization: Pursuant to the business combinations guidance for insurance entities in Financial Services—Insurance Topic of the ASC, insurance and reinsurance assets and liabilities continue to be measured in accordance with existing accounting policies and an intangible asset is recorded representing the difference between the fair value and carrying value of these insurance and reinsurance assets and liabilities. As a result, the balance sheet carrying values of our financial guarantee insurance and reinsurance contracts have not been adjusted; these line items primarily comprise premiums receivable, reinsurance recoverable on paid and unpaid losses, unearned premiums, deferred ceded premium, subrogation recoverable, loss and loss expense reserve, and ceded premiums payable. Refer to Note 8 of the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for a discussion of the valuation methodology used to estimate fair value for financial guarantee insurance contracts. Subsequent to the Fresh Start Reporting Date, the intangible asset is amortized into expense on a basis consistent with the satisfaction of financial guarantee insurance or reinsurance obligations.

Goodwill: Represents the excess of the reorganization value over the fair value of identified tangible and intangible assets of Successor Ambac. Goodwill will be assessed for impairment on an annual basis, and more frequently if certain indicators of impairment exist. Refer Note 2 of the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this form 10-Q for a discussion on how goodwill was determined and Note 3 of the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this form 10-Q for the factors that are considered in the impairment assessment process.

A summary of our financial results for 2013 and 2012 is shown below:

	Successor Ambac –	Predecessor Ambac –
Quarterly Information ($ in millions)	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013	Three Months Ended June 30, 2012

Revenues:
Net premiums earned	$58.0	$29.7	$103.0
Net investment income	26.6	32.4	93.8
Net other-than-temporary impairment losses	(2.0)	(0.5)	(2.3)
Net realized investment gains	18.5	7.3	67.1
Change in fair value of credit derivatives	51.2	(73.2)	(7.4)
Derivative product revenues	83.7	(33.2)	(124.1)
Net realized losses on extinguishment of debt	—	—	(177.7)
Other income	2.2	(1.0)	36.1
Income on variable interest entities	4.6	388.2	5.5
Expenses:
Loss and loss expenses	(26.1)	13.1	741.4
Insurance intangible amortization	25.0	—	—
Underwriting and operating expenses	16.6	10.9	33.6
Interest expense	21.1	7.8	31.8
Reorganization items	0.4	(2,747.2)	0.7
Provision for income taxes	0.5	—	(0.2)
Less: Net loss attributable to the Noncontrolling interest	(0.4)	(1.7)	(2.2)

Net income (attributable to common shareholders)	$205.7	$3,066.8	$(811.1)

	Successor Ambac –	Predecessor Ambac –
Year-to-date information ($ in millions)	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Six Months Ended June 30, 2012

Revenues:
Net premiums earned	$58.0	$130.0	$198.0
Net investment income	26.6	117.5	205.9
Net other-than-temporary impairment losses	(2.0)	(0.5)	(5.4)
Net realized investment gains	18.5	53.3	67.4
Change in fair value of credit derivatives	51.2	(60.4)	(14.6)
Derivative product revenues	83.7	(33.7)	(77.1)
Net realized losses on extinguishment of debt	—	—	(177.7)
Other income	2.2	8.3	100.9
Income on variable interest entities	4.6	426.6	20.7
Expenses:
Loss and loss expenses	(26.1)	(38.0)	739.1
Insurance intangible amortization	25.0	—	—
Underwriting and operating expenses	16.6	45.3	70.1
Interest expense	21.1	31.0	65.7
Reorganization items	0.4	(2,745.2)	3.2
Provision for income taxes	0.5	0.8	—
Less: Net loss attributable to the Noncontrolling interest	(0.4)	(1.8)	(2.2)

Net income (attributable to common shareholders)	$205.7	$3,349.0	$(557.8)

The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for all periods in the three and six months ended June 30, 2013 and 2012 and its financial condition as of June 30, 2013 and December 31, 2012.

Net Premiums Earned. Net premiums earned primarily represents the amortization into income of collected insurance premiums. For analytical purposes we present accelerated premiums, which result from refunding, calls and other accelerations of insured obligations separate from other net premiums earned, herein referred to as normal net premiums earned. Ambac recognizes negative accelerations on policies when the GAAP premiums receivable for the policy exceeds the policy’s unearned premium reserve at termination. Normal net premiums earned have been negatively impacted by the runoff of the insured portfolio either via transaction terminations, refundings or scheduled maturities.

As noted above, as a result of Fresh Start, insurance and reinsurance assets and liabilities continue to be measured in accordance with existing accounting policies and an intangible asset is recorded representing the difference between fair value and carrying value of these insurance and reinsurance assets and liabilities. Net premiums earned for the three and six months ended June 30, 2013 decreased by $15.3 million and $10.0 million, as compared to $103.0 million and $198.0 million, for the three and six months ended June 30, 2012, respectively. 2012 normal net premiums earned were adversely affected by the write-off of a premium receivable from a non-investment grade obligation that was deemed uncollectible. For the three and six months ended June 30, 2012, net premiums earned relating to this obligation deemed uncollectible and written off was $12.5 million and $15.2 million, respectively.

Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market sector:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013	Three Months Ended June 30, 2012
Public Finance	$23.6	$11.8	$39.3
Structured Finance	8.9	4.6	6.5
International Finance	12.5	6.2	21.3

Total normal premiums earned	45.0	22.6	67.1
Accelerated earnings	13.0	7.1	35.9

Total net premiums earned	$58.0	$29.7	$103.0

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Six Months Ended June 30, 2012
Public Finance	$23.6	$47.9	$78.3
Structured Finance	8.9	20.3	24.9
International Finance	12.5	25.4	43.1

Total normal premiums earned	45.0	93.6	146.3
Accelerated earnings	13.0	36.4	51.7

Total net premiums earned	$58.0	$130.0	$198.0

The following table provides a breakdown of accelerated earnings by market sector:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013	Three Months Ended June 30, 2012
Public Finance	$10.9	$6.6	$22.1
Structured Finance	2.9	0.5	2.5
International Finance	(0.8)	—	11.3

Total accelerated earnings	$13.0	$7.1	$35.9

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Six Months Ended June 30, 2012
Public Finance	$10.9	$32.6	$45.1
Structured Finance	2.9	3.8	(4.7)
International Finance	(0.8)	—	11.3

Total accelerated earnings	$13.0	$36.4	$51.7

Net Investment Income. As noted above, as a result of Fresh Start, the amount of premium amortization and discount accretion reflected in net investment income for Successor Ambac have been impacted by the resetting of the amortized cost basis for fixed income securities to fair value at the Fresh Start Reporting Date. The following table provides details of net investment income by segment for the periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013	Three Months Ended June 30, 2012
Financial Guarantee	$26.4	$32.0	$90.0
Financial Services	0.2	0.4	3.8
Corporate International Finance	—	—	—

Total net investment income	$26.6	$32.4	$93.8

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Six Months Ended June 30, 2012
Financial Guarantee	$26.4	$115.9	$195.2
Financial Services	0.2	1.6	10.7
Corporate International Finance	—	—	0.1

Total net investment income	$26.6	$117.5	$206.0

For the Successor Ambac period from May 1 through June 30, 2013, Financial Guarantee net investment income generally reflects current market yields for securities in the portfolio, given that the amortized cost bases of securities were reset to fair value at the Fresh Start Reporting Date. Portfolio yields for Predecessor Ambac in 2013 benefitted from the continued shift toward higher yielding assets, including Ambac-wrapped securities purchased as part of the company’s loss remediation strategy, as tax-exempt municipals mature. The average invested asset base for the 2013 periods was lower than for the 2012 periods presented as receipts of installment premiums and investment receipts were more than offset by the resumption of partial claim payments on Segregated Account policies, payments made to commute certain financial guarantee exposures and the repurchase of surplus notes in the second quarter of 2012.

Financial Services investment income continues to decline, driven primarily by a smaller portfolio of investments in the investment agreement business. The investment portfolio continues to decrease as investment agreements runoff, or when intercompany loans from Ambac Assurance are repaid.

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

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated effective date of the Segregated Account Rehabilitation Plan and the resumption of claim payments with respect to Segregated Account policies have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Net other-than-temporary impairments for 2012 resulted primarily from such adverse changes to projected cash flows on Ambac-wrapped securities and from credit impairments on certain other non-agency RMBS securities. Successor Ambac’s net other-than-temporary impairments relate to the company’s intent to sell certain securities that are in an unrealized loss position as of June 30, 2013. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Net Realized Investment Gains. The following table provides a breakdown of net realized gains for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—Period from May 1 through June 30, 2013:
Net gains on securities sold or called	$15.0	$0.1	$—	$15.1
Foreign exchange	3.4	—	—	3.4

Total net realized gains	$18.4	$0.1	$—	$18.5

Predecessor Ambac—Period from April 1 through April 30, 2013:
Net gains on securities sold or called	$5.9	$—	$—	$5.9
Foreign exchange (losses)	1.3	—	—	1.3

Total net realized gains	$7.2	$—	$—	$7.2

Predecessor Ambac—Three months ended June 30, 2012:
Net gains on securities sold or called	$40.5	$26.6	$—	$67.1
Foreign exchange	—	—	—	—

Total net realized gains	$40.5	$26.6	$—	$67.1

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Predecessor Ambac—Period from January 1 through April 30, 2013:
Net gains on securities sold or called	$7.2	$39.9	$—	$47.1
Foreign exchange (losses)	6.2	—	—	6.2

Total net realized gains	$13.4	$39.9	$—	$53.3

Predecessor Ambac—Six months ended June 30, 2012:
Net gains on securities sold or called	$40.5	$27.1	$—	$67.6
Foreign exchange (losses)	(0.1)	—	—	(0.1)

Total net realized gains	$40.4	$27.1	$—	$67.5

The net gains during the four months ended April 30, 2013 are primarily the result of recoveries from the settlement of litigation associated with investment securities that were written-off in 2002 and 2003. No significant future recoveries on these securities are expected.

Change in Fair Value of Credit Derivatives. The fair value of credit derivatives were not impacted by the adoption of Fresh Start. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The loss from change in fair value of credit derivatives for the three months ended June 30, 2013 increased by $14.5 million as compared to the loss reported for the three months ended June 30, 2012 of $7.4 million. For the six months ended June 30, 2013, the loss from change in fair value of credit derivatives decreased by $5.5 million compared to the loss reported for the six months ended June 30, 2012 of and $14.6 million. The change in fair value of credit derivatives for each of the periods presented included reductions of the Ambac CVA, partially offset by improvement in reference obligation prices, gains associated with runoff of the portfolio and credit derivative fees earned. The CVA reductions reflected observed increases in the fair value of Ambac Assurance’s direct and guaranteed obligations during the periods. Reductions to the CVA resulted in losses within the overall change in fair value of credit derivative liabilities of $14.6 million, $91.3 million and $160.9 million for the two months ended June 30, 2013, one month ended April 30, 2013 and four months ended April 30, 2013, respectively. Reductions to the CVA resulted in losses within the overall change in fair value of credit derivative liabilities of $76.4 million, $179.2 million for the three and six months ended June 30, 2012, respectively.

Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Included in results for the two months ended June 30, 2013 were fees received of $4.6 million associated with terminated transactions. Excluding the impact of these termination fees, the declines over time are due to reduced premium receipts resulting from continued runoff of the credit derivative portfolio. There were no loss or settlement payments in the periods presented. Unrealized gains (losses) on credit derivative contracts reflect the impact of all other factors of the overall change in fair value of credit derivatives noted above. See Note 8 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of June 30, 2013 and December 31, 2012:

($ in millions)	Successor Ambac – June 30, 2013	Predecessor Ambac – December 31, 2012
Mark-to-market liability of credit derivatives, excluding CVA	$318.0	$474.8
CVA on credit derivatives	(85.7)	(261.2)

Net credit derivative liability at fair value	$232.3	$213.6

Derivative Product Revenues. Derivative product revenues were not impacted by the adoption of Fresh Start. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative product revenues for the three and six months ended June 30, 2013 improved by $174.6 million and $127.1 million compared to losses reported for the three and six months ended June 30, 2012 of $124.1 million and $77.1 million, respectively. Results in derivative product revenues for the periods presented were primarily driven by mark-to-market gains (losses) in the portfolio caused by rising (falling) interest rates during the periods.

The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of ($30.5) million, $3.4 million and ($26.7) million for the two months ended June 30, 2013, one month ended April 30, 2013 and four months ended April 30, 2013, respectively; compared to $28.9 million and ($6.3) million for the three and six months ended June 30, 2012, respectively. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality as well as the amount of underlying liabilities, which generally decline as interest rates increase. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excludes credit derivatives) as of June 30, 2013 and December 31, 2012:

($ in millions)	Successor Ambac – June 30, 2013	Predecessor Ambac – December 31, 2012
Derivative products mark-to-market liability, excluding CVA	$192.9	$313.5
CVA on derivative products portfolio	(64.6)	(121.9)

Net derivative products portfolio liability at fair value	$128.3	$191.6

Net Realized Losses on Extinguishment of Debt. During June 2012, Ambac Assurance exercised options to repurchase surplus notes with an aggregate par value of $789.2 million for an aggregate cash payment of $188.4 million. These surplus notes were issued in connection with the settlement of credit derivative liabilities in 2010 and were recorded at their fair value at the date of issuance. This fair value was at a significant discount to par value with the discount accreting through interest expense using the effective interest method. As described further under “Other Income” below, certain of these options were free-standing derivatives for accounting purposes and were carried at fair value as assets on the Consolidated Balance Sheets. The carrying value of extinguished surplus notes and accrued interest less the fair value of the free-standing derivatives were below the call option exercise prices and, accordingly, for the three and six months ended June 30, 2012, Ambac recognized a realized loss of $177.7 million.

Other Income. Other income was not impacted by the adoption of Fresh Start. Other income is primarily comprised of non-investment related foreign exchange gains and losses, deal structuring, commitment, consent and waiver fees. In the three and six months ended June 30, 2012, Other income also included mark-to-market gains and losses relating to options to call certain Ambac Assurance surplus notes. These call options were exercised during 2012. Other income for the three and six months ended June 30, 2013 decreased by $35.1 million and $90.4 million as compared to $36.1 million and $100.9 million for the three and six months ended June 30, 2012, respectively. Other income for the three and six months ended June 30, 2012 included mark-to-market gains of $39.0 million and $100.7 million, respectively, related to Ambac’s option to call up to $500 million par of surplus notes which were free-standing derivatives for accounting purposes. Other income for the 2013 primarily resulted from foreign exchange gains in addition to consent and waiver fees.

Income on Variable Interest Entities. Income on variable interest entities was not significantly impacted by the adoption of Fresh Start. Refer to Note 2 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for information on the impact of Fresh Start on Variable Interest Entities. Included within Income on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC, including gains or losses attributable to consolidating or deconsolidating VIEs during the period reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows within the VIEs which is attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums and fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation.

Income on variable interest entities for 2013 reflects increases to the fair value of net assets related primarily to longer estimated lives of certain transactions and the resultant increase in projected positive net cash flows. Income on variable interest entities for the one and four months ended April 30, 2013 include the net income related to a newly consolidated VIE. Consolidation of this VIE resulted in a gain of $385.3 million, representing the difference between net assets of the VIE at fair value as of the consolidation date and the previous carrying value of Ambac’s net insurance liabilities associated with the VIE. The newly consolidated VIE contained primarily non-financial intangible assets which are carried at amortized cost subsequent to the consolidation date, while its note liabilities are carried at fair value with changes in value reported through earnings. The different accounting models applicable to this VIE’s assets and liabilities may result in significant volatility period to period. Income on variable interest entities for the three and six months ended June 30, 2012 reflects the positive change in the fair value of net assets of VIEs during the periods. Refer to Note 4 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information on the accounting for VIEs.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. As noted above, as a result of Fresh Start, insurance and reinsurance assets and liabilities continue to be measured in accordance with existing accounting policies and an intangible asset is recorded representing the difference between fair value and carrying value of these insurance and reinsurance assets and liabilities. Loss and loss expenses for the three and six months ended June 30, 2013 decreased by $754.4 million and $803.3 million as compared to $741.4 million and $739.1 million for the three and six months ended June 30, 2012, respectively. The decrease was driven by lower estimated losses for guarantees of RMBS, asset-based securities and international transactions.

Please refer to the Loss Reserves section located in Note 7 of the Consolidated Financial Statements located in Item 1 of this Form 10-Q for further background information on loss reserves.

The losses and loss expense reserves, net of reinsurance as of June 30, 2013 and December 31, 2012 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,369.0 million and $2,497.2 million, respectively. Please refer to “Balance Sheet” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 7 of the Consolidated Financial Statements in Item 1 of this Form 10-Q for further background information on the change in estimated recoveries.

The following table provides details of net claims recorded, net of recoveries received for the affected periods:

	Successor Ambac	Predecessor Ambac
($ in millions)	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Six months ended June 30, 2012
Net claims recorded (1):
Public Finance	$—	$6.0	$26.1
Structured Finance	80.1	238.5	821.5
International Finance	—	(1.5)	—

Total	$80.1	$243.0	$847.6

(1)	Claims recorded include (i) claims paid (recovered) and (ii) changes to claims presented and unpresented through the balance sheet date for policies which were allocated to the Segregated Account. Item (ii) includes permitted policy claims for policies allocated to the Segregated Account that were presented but not paid through to the balance sheet date and approved by the Rehabilitator of the Segregated Account in accordance with the Policy Claim Rules as discussed in Note 1 in Part I, Item 8 of Ambac’s 2012 Form 10-K and in Note 1 in Part I, Item 1 of this Form 10-Q. Amounts recorded for claims not yet presented and/or permitted are based on management’s judgment.

As of June 30, 2013 and December 31, 2012, respectively, $3,752.4 million and $3,388.1 million of Segregated Account claims remain unpaid.

Underwriting and Operating Expenses. Underwriting and operating expenses consist of gross operating expenses plus the amortization of previously deferred insurance acquisition costs. The amortization of previously deferred underwriting expenses is included in Financial Guarantee segment results. As noted above, all deferred acquisition costs were written of in Fresh Start and accordingly no amortization is reported in Successor Ambac. The following table provides details of underwriting and operating expenses for the periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013	Three Months Ended June 30, 2012
Underwriting and operating:
Gross Operating Expenses	$16.0	$9.6	$27.0
Reinsurance commissions, net	0.6	0.1	—
Amortization of deferred acquisition costs	—	1.2	6.6

Total	$16.6	$10.9	$33.6

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Six Months Ended June 30, 2012
Underwriting and operating:
Gross Operating Expenses	$16.0	$38.5	$55.1
Reinsurance commissions, net	0.6	0.3	3.1
Amortization of deferred acquisition costs	—	6.5	11.9

Total	$16.6	$45.3	$70.1

Gross operating expenses were not impacted by the adoption of Fresh Start. Gross operating expenses for the three and six months ended June 30, 2013 decreased by $1.4 million and $0.6 million as compared to $27.0 million and $55.1 million for the three and six months ended June 30, 2012, respectively. The decreases were primarily due to lower consulting, legal expenses, insurance and reinsurance commissions, partially offset by higher premium tax and compensation expenses.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisors. Expenses incurred in connection with legal and consulting services provided for the benefit of OCI amounted to $1.3 million, $0.9 million and $3.3 million for the two months ended June 30, 2013, one month ended April 30, 2013 and four months ended April 30, 2013, respectively as compared to $3.1 million and $6.1 million for the three and six months ended June 30, 2012, respectively. Future expenses may include a significant amount of advisory costs for the benefit of OCI that are outside the control of Ambac’s management.

Interest Expense. Interest expense includes accrued interest and accretion of the discount on surplus notes issued by Ambac Assurance and the Segregated Account, interest expense relating to investment agreements and interest expense related to a secured borrowing transaction. As noted above, as a result of Fresh Start, the unamortized discounts on surplus notes have decreased by resetting the carrying value to fair value at the Fresh Start Reporting Date, and future cash flows on the surplus notes have been re-projected. Both of these items have impacted the amount of discount accretion recognized in interest expense for Successor Ambac. Accretion of surplus note discounts included within overall interest expense was $8.3 million, $1.4 million and $5.1 million for the two months ended June 30, 2013, for the one and four months ended April 30, 2013, respectively as compared to $3.7 million and $7.3 million for the three and six months ended June 30, 2012 respectively. The following table provides details by type of obligation for the periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013	Three Months Ended June 30, 2012
Interest expense:
Surplus notes	$20.7	$7.5	$29.4
Investment agreements	0.3	0.3	1.7
Secured borrowing	0.1	0.1	0.8

Total	$21.1	$7.9	$31.9

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Six Months Ended June 30, 2012
Interest expense:
Surplus notes	$20.7	$29.5	$60.9
Investment agreements	0.3	1.3	3.5
Secured borrowing	0.1	0.2	1.3

Total	$21.1	$31.0	$65.7

In June 2012, Ambac exercised options to repurchase $789.2 million of surplus notes for $188.4 million. These repurchases resulted in a lower outstanding amount of surplus notes since June 2012, impacting interest expense. Surplus note interest payments require the approval of OCI. On June 1, 2011, May 15, 2012 and April 17, 2013, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on scheduled interest payment dates of June 7, 2011, June 7, 2012 and June 7, 2013, respectively. Such interest was accrued for and the Company is accruing interest on these additional amounts following each scheduled interest payment date.

Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. The following table presents reorganization fees for all periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013	Three Months Ended June 30, 2012
Reorganization items:
Professional advisory fees	$0.4	$2.4	$0.8
Fresh Start Adjustments	—	(2,749.6)	—

Total	$0.4	($2,747.2)	$0.8

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Six Months Ended June 30, 2012
Reorganization items:
Professional advisory fees	$0.4	$4.5	$3.2
Fresh Start Adjustments	—	(2,749.7)	—

Total	$0.4	($2,745.2)	$3.2

Provision for Income Taxes. The provision for income taxes was not impacted by the adoption of Fresh Start. The provision for income taxes for the three and six months ended June 30, 2013 increased by $0.8 million and $1.2 million as compared to ($0.2) million and $0.1 million for the three and six months ended June 30, 2012, respectively. For all periods, the income tax expense was related predominantly to pre-tax profits in Ambac UK’s Italian branch, which can not be offset by losses in other jurisdictions. The income tax for the four months ended April 30, 2013 also includes a provision for New York State/New York City alternative minimum tax obligations.

Non-GAAP Financial Measures

In addition to reporting the Company’s quarterly financial results in accordance with U.S. GAAP, the Company is reporting two non-GAAP financial measures: Operating Earnings and Adjusted Book Value. A non-GAAP financial measure is a numerical measure of financial performance or financial position that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with U.S. GAAP. We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying profitability drivers of our business and the impact of certain items that the Company believes will reverse from GAAP book value over time through the GAAP statements of comprehensive income. Operating Earnings and Adjusted Book Value are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently because there is limited literature with respect to such measures.

The following paragraphs define each non-GAAP financial measure and describe why it is useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is also presented below.

Operating Earnings. Operating Earnings eliminates the impact of certain U.S. GAAP accounting requirements and includes certain items that the Company has realized or expects to realize in the future, but that are not reported under U.S. GAAP. Operating earnings is defined as net income attributable to common shareholders, as reported under U.S. GAAP, adjusted on an after-tax basis for the following:

•

Elimination of the non-credit impairment fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated credit losses. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market factors such as interest rates and credit spreads, including the market’s perception of Ambac’s credit risk (“Ambac CVA”), and are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee segment contracts to be accounted for consistent with the Financial Services – Insurance Topic of ASC, whether or not they are subject to derivative accounting rules.

•

Elimination of the effects of VIEs that were consolidated as a result of benefiting from Ambac’s financial guarantee. These adjustments will eliminate the VIE consolidation and ensure that all financial guarantee segment contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC, whether or not they are subject to consolidation accounting rules.

•

Elimination of the amortization and/or impairment of the financial guarantee insurance intangible asset and impairment of goodwill that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. The amount reported in net income attributable to common shareholders represents the amortization of Fresh Start adjustments relating to financial guarantee contracts. These adjustments will ensure that all financial guarantee segment contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC.

•

Elimination of the foreign exchange gains (losses) on re-measurement of net premium receivables and loss and loss expense reserves. Long-duration receivables constitute a significant portion of the net premium receivable balance and represent the present value of future contractual or expected collections. Therefore, the current period’s foreign exchange re-measurement gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that the Company will ultimately recognize.

•

Elimination of the gains (losses) relating to Ambac’s CVA on derivative contracts other than credit derivatives. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain or loss when realized.

•

Elimination of the gains (losses) on call options on certain surplus notes of Ambac Assurance. Under U.S. GAAP accounting, Ambac recorded only a portion of its call options as derivatives. This adjustment allows for all such call options to be accounted for consistently. All call options were either exercised or expired in June 2012. Gain (losses) on call option exercises are not being adjusted for within operating earnings, consistent with other gains and losses.

•	Elimination of non-recurring U.S. GAAP Fresh Start reporting adjustments.

The following table reconciles net income attributable to common shareholders to the non-GAAP measure, Operating Earnings, for all periods presented:

	Successor Ambac –	Predecessor Ambac –
	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013	Three Months Ended June 30, 2012

Net income attributable to common shareholders	$205.7	$3,066.8	$(811.1)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(50.1)	77.5	21.7
Effect of consolidating financial guarantee VIEs	(15.3)	(386.6)	4.5
Insurance intangible amortization	25.0	—	—
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	7.3	(6.7)	(0.7)
Fair value (gain) loss on derivatives from Ambac CVA	30.5	(3.4)	(28.9)
Mark-to-market (gain) loss on stand alone derivative surplus note calls	—	—	(39.0)
Fresh Start accounting adjustments	—	(2,749.7)	—

Operating Earnings	$203.1	$(2.1)	$(853.5)

	Successor Ambac –	Predecessor Ambac –
	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Six Months Ended June 30, 2012

Net income attributable to common shareholders	$205.7	$3,349.0	$(557.8)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(50.1)	71.6	35.6
Effect of consolidating financial guarantee VIEs	(15.3)	(413.7)	(1.8)
Insurance intangible amortization	25.0	—	—
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	7.3	11.3	13.3
Fair value (gain) loss on derivative products from Ambac CVA	30.5	26.7	6.3
Mark-to-market (gain) loss on stand alone derivative surplus note calls	—	—	(100.7)
Fresh Start accounting adjustments	—	(2,749.7)	—

Operating Earnings	$203.1	$295.2	$(605.1)

Adjusted Book Value. Adjusted Book Value eliminates the impact of certain U.S. GAAP accounting requirements and includes the addition of certain items that the Company has realized or expects to realize in the future, but that are not reported under U.S. GAAP. Adjusted Book Value is defined as Total Ambac Financial Group, Inc. stockholders’ equity (deficit) as reported under U.S. GAAP, adjusted for after-tax impact of the following:

•

Elimination of the non-credit impairment fair value loss on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit loss. U.S. GAAP Fair values are heavily affected by, and in part fluctuate with, changes in market factors such as interest rates, credit spreads, including Ambac’s CVA that are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee segment contracts to be accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC, whether or not they are subject to derivative accounting rules.

•

Elimination of the effects of VIEs that were consolidated as a result of benefiting from Ambac’s financial guarantee. These adjustments will eliminate VIE consolidation and ensure that all financial guarantee segment contracts are accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC, whether or not they are subject to consolidation accounting rules.

•

Elimination of the financial guarantee insurance intangible asset and goodwill that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. These adjustments will ensure that all financial guarantee segment contracts are accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC.

•

Elimination of the gain relating to Ambac’s CVA embedded in the fair value of derivative contracts other than credit derivatives. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain when realized.

•

Addition of the value of the unearned premium reserve on financial guaranty contracts and fees on credit derivative contracts in excess of expected loss to be expensed, net of reinsurance. This amount represents the expected future net earned premiums and credit derivative fees, net of expected losses to be expensed, which are not reflected in GAAP equity.

•

Elimination of the unrealized gains and losses on the Company’s investments that are recorded as a component of accumulated other comprehensive income (“AOCI”). The AOCI component of the fair value adjustment on the investment portfolio will differ materially from realized gains and losses ultimately recognized by the Company based on the Company’s investment strategy. This adjustment only allows for such gains and losses in Adjusted Book Value when realized.

Ambac has a significant tax net operating loss (“NOL”) that is offset by a full valuation allowance in the U.S. GAAP consolidated financial statements. As a result, for purposes of Adjusted Book Value, we utilized a 0% effective tax rate. Otherwise we maintain a full valuation allowance and accordingly, further recognition of the value of the NOL would be reflected in Adjusted Book Value when realized.

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity (deficit) to the non-GAAP measure Adjusted Book Value for all periods presented:

	Successor Ambac – June 30, 2013	Predecessor Ambac – December 31, 2012

Total Ambac Financial Group, Inc. stockholders’ equity (deficit)	$287.2	$(3,907.5)
Adjustments:
Non-credit impairment fair value losses on credit derivatives	188.5	167.1
Effect of consolidating financial guarantee variable interest entities	(481.2)	(146.6)
Insurance intangible asset and goodwill	(2,136.1)	—
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(64.6)	(121.9)
Net unearned premiums in excess of expected losses	1,690.3	1,818.7
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	91.0	(651.3)

Adjusted Book Value	$(424.9)	$(2,841.5)

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

The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus within Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account and, to the extent allowable under a prescribed accounting practice by OCI, the Segregated Account. Pursuant to this prescribed practice, the results of the Segregated Account are not included in Ambac Assurance’s financial statements if Ambac Assurance’s surplus is (or would be) less than $100 million (“Minimum Surplus Amount”). Maintaining the Minimum Surplus Amount will result in a reduction in the liabilities assumed by Ambac Assurance from the Segregated Account. Please refer to Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K for additional information on the establishment of the Segregated Account as well as the operative documents between Ambac Assurance and the Segregated Account.

Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $393.7 million and $967.4 million at June 30, 2013, respectively, as compared to $100.0 million and $628.3 million at December 31, 2012, respectively. The Segregated Account reported statutory policyholder surplus of $443.3 million and $(61.8) million as of June 30, 2013 and December 31, 2012, respectively. At December 31, 2012, Ambac Assurance’s surplus as regards to policyholders was at the Minimum Surplus Amount and therefore $163.7 million of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Secured Note and Reinsurance Agreement. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.

Ambac Assurance’s increase in policyholder surplus was primarily due to (i) earned premiums, (ii) net investment income, (iii) realized gains on sales of investment securities and (iv) improvements in fair value of below investment grade securities held. These improvements in policyholder surplus were partially offset by a (a) insurance loss and loss expenses and (b) an increase in the liabilities assumed by Ambac Assurance from the Segregated Account for losses on policies allocated to the Segregated Account due to Ambac Assurance exceeding the Minimum Surplus Amount in 2013.

The Segregated Account’s increase in policyholder surplus was primarily due to (i) Junior Surplus Notes of $350 million issued to Ambac in May 2013 and (ii) an increase in the liabilities assumed by Ambac Assurance from the Segregated Account for losses on policies allocated to the Segregated Account due to Ambac Assurance exceeding the Minimum Surplus Amount in 2013.

Ambac Assurance’s statutory policyholder surplus includes $1,641.9 million surplus and junior surplus notes issued to various parties (including $350 million of junior surplus notes issued to Ambac). These surplus notes and junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations of Ambac Assurance that must be satisfied prior to Ambac realizing residual value from Ambac Assurance.

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its current cash and investments of $53.5 million at June 30, 2013, as well as expense sharing and other arrangements with Ambac Assurance as described below. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K), Ambac Assurance is required, under certain circumstances, to make payments to the Company with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain costs and expenses. Any expected receipts with regards to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011, which amount to approximately $165.6 million as of June 30, 2013. See Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K for descriptions of the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore the aforementioned payments and reimbursements will be Ambac’s principal source of funds in the near term. The principal uses of liquidity are the payment of operating expenses and professional advisory fees incurred in connection with the bankruptcy. Ambac’s liquidity requirements are primarily being funded by cash on hand and reimbursements of certain expenses from Ambac Assurance, and any contingencies could cause material additional liquidity strains. In August 2013, Ambac expects to pay approximately $14 million in professional advisory fees, which represents the balance due for services performed while Ambac was in bankruptcy proceedings.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, principal and interest payments from investments, sales of investment securities, proceeds from repayment of affiliate loans, claim and reinsurance recoveries and RMBS subrogation recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus notes principal and interest payments, additional loans to affiliates and tax payments to Ambac. Interest and principal payments on surplus notes, as well as the level of claims paid, are subject to the judgment and approval of Ambac Assurance’s insurance regulator, which has full discretion over deferral of payments regardless of the liquidity position of Ambac Assurance.

Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a specified level of cash and short-term investments at all times.

Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not paid from the commencement of the Segregated Account Rehabilitation Proceedings until the third quarter of 2012. As further described in Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K and in Note 1 in Part I, Item 1 of this Form 10-Q, on or about September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. As described in Note 1, the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments with respect to certain insured securities. During the period ended June 30, 2013, the Segregated Account paid $172.7 million, which represents 25% of claims permitted in accordance with the Policy Claim Rules. Permitted policy claims will be a future use of liquidity. Requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on the first three scheduled interest payment dates of June 7, 2011, 2012 and 2013 were disapproved by OCI.

Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided above, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010.

Our ability to recover RMBS subrogation recoveries and other subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. Our current estimate considers that we will receive RMBS subrogation recoveries and other subrogation recoveries of $190 million, $1,661 million, $1,002 million and $412 million in 2013, 2014, 2015 and thereafter, respectively. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially.

A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amounted to $613.5 million as of June 30, 2013. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

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

While meaningful progress has been made in unwinding the Financial Services businesses, multiple sources of risk continue to exist. These include further deterioration in investment security market values, additional unexpected draws on outstanding investment agreements, the settlement of potential swap terminations and the inability to replace or establish new hedge positions and interest rate volatility.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of June 30, 2013 were issued in connection with either municipal bonds or structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of June 30, 2013, Ambac had $314.4 million of contingent withdrawal investment agreements related to CLNs and $49.0 million related to municipal bonds. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. Additionally, management performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

The interest rate swap business maintains cash and short-term investments and closely matches the date swap payments are made and received.

Liquidity risk also exists in the derivative contract and investment agreement portfolios due to contract provisions which may require collateral posting or early termination of contracts. Both the investment agreement and swap businesses borrow cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from Ambac Assurance’s insurance regulator.

Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, at June 30, 2013 Ambac posted collateral of $375.6 million in connection with its outstanding investment agreements.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges most of the related risks of these instruments, as well as interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post independent amounts of collateral in excess of the amounts needed to cover unrealized losses. AFS also hedges interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, AFS would be required to make termination payment but would also receive a return of collateral in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $164.3 million, including independent amounts, under these contracts at June 30, 2013.

Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.

BALANCE SHEET

Fresh start accounting prescribed by the Reorganizations Topic of the ASC was adopted upon our emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. As a result of the application of fresh start accounting, Successor Ambac remeasured all tangible and intangible assets and all liabilities, other than deferred taxes and liabilities associated with post-retirement benefits, at fair value, and recorded goodwill representing the excess of reorganization value of Successor Ambac over the fair value of net assets being re-measured. Thus, the post-emergence consolidated financial statements reflect the new basis of accounting. Accordingly, the financial condition for the affected periods between Successor Ambac and Predecessor Ambac are not comparable. However, for discussion purposes, we present the balance sheet analysis as described below, supplemented by detailed discussions on the effects of fresh start accounting in the respective sections. We believe this presentation provides management and investors a better perspective of our business and on-going operational financial performance and trends for comparative purposes.

The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Successor Ambac reduced its derivative liabilities by $150.3 million at June 30, 2013, and Predecessor Ambac reduced its derivative liabilities by $383.1 million at December 31, 2012, to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of June 30, 2013 is a function of (i) lower underlying derivative liabilities before considering Ambac credit quality and (ii) the market’s view that Ambac’s credit quality has improved during 2013.

Total assets increased by approximately $390 million from December 31, 2012 (Predecessor Ambac) to $27.5 billion at June 30, 2013 (Successor Ambac). The increase is primarily as a result of (i) Fresh Start adjustments of $1.9 billion; (ii) lower variable interest entity assets; (iii) lower premium receivables; partially offset by higher invested assets at fair value. Fresh Start adjustments primarily related to the recording of an insurance intangible asset of $1.6 billion and goodwill of $515 million and the elimination of deferred acquisition costs. Total liabilities decreased by approximately $3.4 billion from December 31, 2012 (Predecessor Ambac) to $26.9 billion as of June 30, 2013 (Successor Ambac), primarily as a result of (i) Fresh Start and Reorganization adjustments of $1.1 billion; (ii) lower variable interest entity liabilities; and (iii) lower unearned premium reserves. Reorganization and Fresh Start Adjustments were primarily due to the elimination of liabilities subject to compromise of $1.7 billion, partially offset by fair value adjustments increasing the carrying value of liabilities with the most significant change being the increase in the liability for long-term debt (surplus notes issued by Ambac Assurance Corporation and the Segregated Account) by $768 million.

As of June 30, 2013 total stockholders’ equity was $562 million (Successor Ambac); compared with total stockholders’ deficit of $3.25 billion at December 31, 2012 (Predecessor Ambac). This increase was primarily due to Fresh Start and Reorganization adjustments of $2.9 billion. Refer to Note 2 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further details regarding such adjustments.

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

Ambac UK’s non-VIE investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holders. Ambac UK’s investment portfolio is primarily fixed income investments and pooled investment funds with diversified holdings. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the FSA as regulator of Ambac UK. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.

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

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by segment at June 30, 2013 and December 31, 2012:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—June 30, 2013:
Fixed income securities:
Municipal obligations (1)	$1,637.2	$—	$—	$1,637.2
Corporate obligations	982.6	—	—	982.6
Foreign obligations	105.2	—	—	105.2
U.S. government obligations	243.8	7.0	—	250.8
U.S. agency obligations	49.3	4.0	—	53.3
Residential mortgage-backed securities (2)	1,468.2	52.5	—	1,520.7
Collateralized debt obligations	39.1	8.5	—	47.6
Other asset-backed securities	684.3	303.6	—	987.9

	5,209.7	375.6	—	5,585.3
Short-term (1)	557.5	0.2	53.5	611.2
Other investments	240.4	—	—	240.4

	6,007.6	375.8	53.5	6,436.9

Fixed income securities pledged as collateral:
U.S. government obligations	164.3	—	—	164.3

	164.3	—	—	164.3

Total investments	$6,171.9	$375.8	$53.5	$6,601.2

Percent total	93.5%	5.7%	0.8%	100%

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Predecessor Ambac—December 31, 2012:
Fixed income securities:
Municipal obligations (1)	$1,848.9	$—	$—	$1,848.9
Corporate obligations	1,013.2	64.8	—	1,078.0
Foreign obligations	70.1	—	—	70.1
U.S. government obligations	105.2	22.1	—	127.3
U.S. agency obligations	78.4	4.1	—	82.5
Residential mortgage-backed securities (2)	1,362.5	93.1	—	1,455.6
Collateralized debt obligations	22.3	11.0	—	33.3
Other asset-backed securities	520.0	186.6	—	706.6

	5,020.6	381.7	—	5,402.3
Short-term (1)	629.7	1.7	30.3	661.7
Other investments	0.1	—	—	0.1

	5,650.4	383.4	30.3	6,064.1

Fixed income securities pledged as collateral:
U.S. government obligations	265.8	—	—	265.8

	265.8	—	—	265.8

Total investments	$5,916.2	$383.4	$30.3	$6,329.9

Percent total	93.4%	6.1%	0.5%	100%

(1)	Includes taxable and tax exempt securities.
(2)	Includes RMBS insured by Ambac Assurance.

The following table represents the fair value of mortgage and asset-backed securities at June 30, 2013 and December 31, 2012 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—June 30, 2013:

Residential mortgage-backed securities:
RMBS—Second Lien	$656.5	$—	$—	$656.5
RMBS—First-lien—Alt-A	438.0	—	—	438.0
RMBS—First Lien—Sub Prime	233.9	—	—	233.9
U.S. Government Sponsored Enterprise Mortgages	52.8	50.0	—	102.8
RMBS—First Lien—Prime	85.4	—	—	85.4
Government National Mortgage Association	1.6	2.5	—	4.1

Total residential mortgage-backed securities	1,468.2	52.5	—	1,520.7

Other asset-backed securities
Military Housing	360.4	—	—	360.4
Credit Cards	—	228.9	—	228.9
Auto	142.8	74.7	—	217.5
Structured Insurance	63.4	—	—	63.4
Student Loans	15.7	—	—	15.7
Other	102.0	—	—	102.0

Total other asset-backed securities	684.3	303.6	—	987.9

Total	$2,152.5	$356.1	$—	$2,508.6

Predecessor Ambac—December 31, 2012:

Residential mortgage-backed securities:
RMBS—Second Lien	$502.9	$—	$—	$502.9
RMBS—First-lien—Alt-A	582.5	0.2	—	582.7
RMBS—First Lien—Sub Prime	177.9	—	—	177.9
U.S. Government Sponsored Enterprise Mortgages	66.9	89.6	—	156.5
RMBS—First Lien—Prime	30.2	—	—	30.2
Government National Mortgage Association	2.1	3.3	—	5.4

Total residential mortgage-backed securities	1,362.5	93.1	—	1,455.6

Other asset-backed securities
Military Housing	379.7	—	—	379.7
Credit Cards	—	154.4	—	154.4
Auto	13.1	32.2	—	45.3
Structured Insurance	56.9	—	—	56.9
Student Loans	16.7	—	—	16.7
Other	53.6	—	—	53.6

Total other asset-backed securities	520.0	186.6	—	706.6

Total	$1,882.5	$279.7	$—	$2,162.2

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is B and B+, as of June 30, 2013 and December 31, 2012, respectively.

The following table provides the fair value of residential mortgage-backed securities (excluding U.S. Government Sponsored Enterprises and Government National Mortgage Association Mortgages) by vintage and type at June 30, 2013 and December 31, 2012:

Year of Issue	First-lien Alt-A	Second- lien	First-lien Prime	First-lien Sub- Prime	Total
($ in millions)
Successor Ambac—June 30, 2013:

2003 and prior	$—	$4.2	$—	$6.6	$10.8
2004	22.2	19.2	—	1.9	43.3
2005	169.2	177.6	14.3	35.0	396.1
2006	103.6	374.7	5.6	103.0	586.9
2007	143.0	80.8	65.5	87.4	376.7

Total	$438.0	$656.5	$85.4	$233.9	$1,413.8

Predecessor Ambac—December 31, 2012:

2003 and prior	$—	$4.5	$—	$3.8	$8.3
2004	31.3	14.1	—	1.6	47.0
2005	158.0	119.3	11.9	25.1	314.3
2006	206.5	303.4	3.8	88.6	602.3
2007	186.9	61.6	14.5	58.8	321.8

Total	$582.7	$502.9	$30.2	$177.9	$1,293.7

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2013 and December 31, 2012, respectively:

($ in millions)	Municipal obligations	Corporate obligations	RMBS and asset- backed securities	Short term	Total	Weighted Average Underlying Rating (1)
Successor Ambac—June 30, 2013:

Ambac Assurance Corporation (2)	$67.6	$—	$1,670.7	$—	$1,738.3	CCC+
National Public Finance Guarantee Corporation	641.2	42.8	—	—	684.0	AA-
Assured Guaranty Municipal Corporation	433.2	168.1	2.9	—	604.2	A
MBIA Insurance Corporation	—	18.5	0.5	—	19.0	BBB-
Assured Guaranty Corporation	—	—	16.3	—	16.3	D
Financial Guarantee Insurance Corporation	—	—	3.2	—	3.2	D

Total	$1,142.0	$229.4	$1,693.6	$—	$3,065.0	BB

($ in millions)	Municipal obligations	Corporate obligations	RMBS and asset- backed securities	Short term	Total	Weighted Average Underlying Rating (1)
Predecessor Ambac—December 31, 2012:

Ambac Assurance Corporation (2)	$66.3	$4.7	$1,344.3	$—	$1,415.3	B
National Public Finance Guarantee Corporation	720.9	43.0	—	—	763.9	AA-
Assured Guaranty Municipal Corporation	448.2	169.3	4.9	—	622.4	A
MBIA Insurance Corporation	—	19.7	2.1	—	21.8	BBB-
Assured Guaranty Corporation	—	—	14.8	—	14.8	D
Financial Guarantee Insurance Corporation	17.6	—	4.2	—	21.8	A-

Total	$1,253.0	$236.7	$1,370.3	$—	$2,860.0	BBB-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody’s. If unavailable, Ambac’s internal rating is used.
(2)	Includes securities insured by Ambac Assurance and Ambac UK.

The following table provides the ratings distribution of the fixed income investment portfolio at June 30, 2013 and December 31, 2012 by segment:

Rating (1):

	Financial Guarantee (2)	Financial Services	Combined
Successor Ambac—June 30, 2013:

AAA	19%	99%	24%
AA	24	1	22
A	17	—	17
BBB	10	—	9
Below investment grade	22	—	20
Not rated	8	—	8

	100%	100%	100%

Predecessor Ambac—December 31, 2012:

AAA	27%	81%	31%
AA	27	19	26
A	13	—	12
BBB	11	—	10
Below investment grade	17	—	16
Not rated	5	—	5

	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)	Below investment grade insured bonds purchased as part of the loss remediation strategy represent 18% of the 2013 and 2012 Financial Guarantee portfolio.

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of June 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	Successor Ambac – June 30, 2013 (2)		Predecessor Ambac – December 31, 2012
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value (1)	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0—6 months	$1,596.8	$59.1	$42.4	$0.4
7—12 months	—	—	0.1	—
Greater than 12 months	—	—	4.3	—

	1,596.8	59.1	46.8	0.4

Corporate obligations in continuous unrealized loss for:
0—6 months	926.6	26.4	64.0	0.9
7—12 months	—	—	5.7	0.2
Greater than 12 months	—	—	132.9	8.0

	926.6	26.4	202.6	9.1

Foreign government obligations in continuous unrealized loss for:
0—6 months	88.1	4.1	—	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	88.1	4.1	—	—

U.S. treasury obligations in continuous unrealized loss for:
0—6 months	282.3	0.8	16.6	0.3
7—12 months	—	—	9.5	0.4
Greater than 12 months	—	—	—	—

	282.3	0.8	26.1	0.7

U.S. agency obligations in continuous unrealized loss for:
0—6 months	49.0	0.1	—	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	49.0	0.1	—	—

Residential mortgage-backed securities in continuous unrealized loss for:
0—6 months	640.7	23.4	85.8	5.3
7—12 months	—	—	2.7	—
Greater than 12 months	—	—	116.2	15.2

	640.7	23.4	204.7	20.5

Collateralized debt obligations in continuous unrealized loss for:
0—6 months	18.8	0.2	—	0.1
7—12 months	—	—	0.2	0.1
Greater than 12 months	—	—	13.5	0.3

	18.8	0.2	13.7	0.5

Other asset-backed securities in continuous unrealized loss for:
0—6 months	549.5	23.6	0.2	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	188.8	46.5

	549.5	23.6	189.0	46.5

Short term securities in continuous unrealized loss for:
0—6 months	0.7	—	1.2	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	0.7	—	1.2	—

Total	$4,152.5	$137.7	$684.1	$77.7

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.
(2)	As a result of the implementation of Fresh Start, amortized cost for available for sale securities was set to equal fair value on April 30, 2013. Accordingly, Successor Ambac does not have any gross unrealized losses that have been in a continuous unrealized loss position for greater than 2 months.

Management has determined that the unrealized losses in available-for-sale securities at June 30, 2013 are primarily driven by the increases in interest rates and market shifts in risk and liquidity premiums demanded by fixed income investors between the Fresh Start Reporting Date of April 30, 2013 and June 30, 2013. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) there being no unexpected principal and interest payment defaults on these securities; (b) an analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management having no intent to sell these securities; and (d) it being not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis.

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of June 30, 2013 and December 31, 2012, by contractual maturity date:

	Successor Ambac – June 30, 2013		Predecessor Ambac – December 31, 2012
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$20.1	$20.1	$0.0	$0.0
Due after one year through five years	158.7	154.9	2.7	2.7
Due after five years through ten years	731.3	704.9	44.2	43.8
Due after ten years	745.8	716.9	0.3	0.3

	1,655.9	1,596.8	47.2	46.8

Corporate obligations:
Due in one year or less	46.1	46.0	18.0	17.5
Due after one year through five years	491.9	484.5	140.6	136.5
Due after five years through ten years	355.4	338.5	28.1	27.0
Due after ten years	59.6	57.6	25.0	21.6

	953.0	926.6	211.7	202.6

Foreign government obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	26.5	26.2	—	—
Due after five years through ten years	60.1	56.7	—	—
Due after ten years	5.6	5.2	—	—

	92.2	88.1	—	—

U.S. treasury obligations:
Due in one year or less	197.1	197.1	16.7	16.2
Due after one year through five years	74.2	74.0	9.9	9.7
Due after five years through ten years	8.7	8.3	0.2	0.2
Due after ten years	3.1	2.9	—	—

	283.1	282.3	26.8	26.1

U.S. agency obligations:
Due in one year or less	17.8	17.8	—	—

	Successor Ambac – June 30, 2013		Predecessor Ambac – December 31, 2012
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year through five years	31.3	31.2	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	49.1	49.0	—	—

Residential mortgage-backed securities	664.1	640.7	225.2	204.7

Collateralized debt obligations	19.0	18.8	14.2	13.7

Other asset-backed securities	573.1	549.5	235.5	189.0

Short term securities	0.7	0.7	1.2	1.2

Total	$4,290.2	$4,152.5	$761.8	$684.1

Losses and Loss Expense Reserve. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. As noted above, as a result of Fresh Start, insurance liabilities continue to be measured in accordance with existing accounting policies and an intangible asset is recorded representing the difference between the fair value and carrying value of such assets. The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.

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

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) related to policies in Ambac’s loss reserves at June 30, 2013 and December 31, 2012:

	Successor Ambac – June 30, 2013			Predecessor Ambac – December 31, 2012
($ in millions)	Number of credits	Gross par outstanding (1)	Gross Loss Reserves (1) (2) (3)	Number of credits	Gross par outstanding (1)	Gross Loss Reserves (1) (2) (3)
RMBS	182	$12,889	$3,448	177	$14,127	$3,560
Student Loans	40	3,020	1,064	48	4,224	1,041
Domestic Public Finance	82	3,691	237	81	3,151	227
All other credits	9	2,032	679	10	2,558	1,156
Loss adjustment expenses	—	—	114	—	—	138

Totals	313	$21,632	$5,542	316	$24,060	$6,122

(1)	Ceded Par Outstanding and ceded loss and loss expense reserves at June 30, 2013 and December 31, 2012, are $977 and $141 and $1,017 and $143, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.
(2)	Loss reserves at June 30, 2013 of $5,542 are included in the balance sheet in the following line items: Losses and loss expense reserve—$6,043 and Subrogation recoverable—$501. Loss reserves at December 31, 2012 of $6,122 are included in the balance sheet in the following line items: Losses and loss expense reserve—$6,619 and Subrogation recoverable—$497.
(3)	Included in Gross Loss Reserves are unpaid claims of $3,752 million and $3,388 million at June 30, 2013 and December 31, 2012, respectively, related to policies allocated to the Segregated Account.

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

The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of policies, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at June 30, 2013 and December 31, 2012:

	Successor Ambac – June 30, 2013
($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation recoveries	Gross loss reserve net of subrogation recoveries (1)
Second-lien	20	$2,249	$520	$—	$520
First-lien Mid-prime	57	3,019	1,581	—	1,581
First-lien Sub-prime	41	1,406	176	—	176
Other	14	340	157	—	157

Total Credits Without Subrogation	132	7,014	2,434	—	2,434

Second-lien	22	2,748	1,367	(1,509)	(142)
First-lien Mid-prime	23	1,259	1,042	(456)	586
First-lien Sub-prime	5	1,868	1,000	(430)	570

Total Credits With Subrogation	50	5,875	3,409	(2,395)	1,014

Total	182	$12,889	$5,843	$(2,395)	$3,448

	Predecessor Ambac – December 31, 2012
($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation recoveries	Gross loss reserve net of subrogation recoveries
Second-lien	20	$2,215	$597	—	$597
First-lien-Mid-prime	57	3,432	1,511	—	1,511
First-lien-Sub-prime	39	1,476	219	—	219
Other	12	304	193	—	193

Total Credits Without Subrogation	128	7,427	2,520	—	2,520

Second-lien	22	3,200	1,333	(1,515)	(182)
First-lien Mid-prime	22	1,498	1,144	(528)	616
First-lien Sub-prime	5	2,002	1,086	(480)	606

Total Credits With Subrogation	49	6,700	3,563	(2,523)	1,040

Total	177	$14,127	$6,083	$(2,523)	$3,560

(1)	Included in Gross Loss Reserves are unpaid claims of $3,740 and $3,377 at June 30, 2013 and December 31, 2012, respectively, related to policies allocated to the Segregated Account.

The following tables provide, by vintage and type, current gross par outstanding, gross loss reserves, and subrogation recoveries, of Ambac’s U.S. RMBS book of business:

($ in millions)	Successor Ambac – June 30, 2013 Total Gross Par Outstanding
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$54	$548	$3	$422
2002	29	483	51	14
2003	22	723	321	158
2004	957	401	591	28
2005	961	931	1,744	56
2006	2,490	630	920	93
2007	2,640	463	1,730	210

Total	$7,153	$4,179	$5,360	$981

% of Total RMBS Portfolio	40.5%	23.6%	30.3%	5.6%
% of Related Par Outstanding rated below investment grade (2)	98.4%	89.9%	94.8%	41.8%

($ in millions)	Predecessor Ambac – December 31, 2012 Total Gross Par Outstanding
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$67	$581	$4	$457
2002	34	516	56	15
2003	25	779	362	166
2004	1,048	427	653	33
2005	1,043	993	1,956	59
2006	2,666	693	1,085	99
2007	2,874	478	1,968	228

Total	$7,757	$4,467	$6,084	$1,057

% of Total RMBS Portfolio	40.1%	23.1%	31.4%	5.4%
% of Related Par Outstanding rated below investment grade (2)	98.2%	89.1%	93.7%	41.8%

($ in millions)	Successor Ambac – June 30, 2013 Gross Loss Reserves before Subrogation Recoveries
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$—	$59	$—	$1
2002	—	66	1	—
2003	—	27	2	—
2004	70	21	27	1
2005	233	411	831	14
2006	1,278	393	744	97
2007	306	199	1,018	44

Total	$1,887	$1,176	$2,623	$157

($ in millions)	Predecessor Ambac – December 31, 2012 Gross Loss Reserves before Subrogation Recoveries
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$—	$72	$—	$—
2002	—	66	2	—
2003	—	31	3	—
2004	83	43	40	1
2005	262	438	853	15
2006	1,280	431	728	115
2007	305	224	1,029	62

Total	$1,930	$1,305	$2,655	$193

($ in millions)	Successor Ambac – June 30, 2013 Gross Subrogation Recoveries
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$—	$—	$—	$—
2002	—	—	—	—
2003	—	—	—	—
2004	(31)	—	—	—
2005	(147)	(201)	(243)	—
2006	(785)	(196)	(72)	—
2007	(546)	(33)	(141)	—

Total	$(1,509)	$(430)	$(456)	$—

($ in millions)	Predecessor Ambac – December 31, 2012 Gross Subrogation Recoveries
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$—	$—	$—	$—
2002	—	—	—	—
2003	—	—	—	—
2004	(30)	—	—	—
2005	(136)	(215)	(247)	—
2006	(788)	(214)	(124)	—
2007	(561)	(51)	(157)	—

Total	$(1,515)	$(480)	$(528)	$—

(1)	Other primarily includes manufactured housing and lot loan exposures.
(2)	Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac Assurance’s below investment grade category includes transactions on which claims have been submitted.

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

Total student loan gross par outstanding and gross loss reserves, excluding debt service reserve funds on Ambac insured obligations were as follows:

	Successor Ambac – June 30, 2013		Predecessor Ambac – December 31, 2012
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss Reserves	Gross Par Outstanding	Gross Loss Reserves
For-Profit Issuers	$3,381	$970	$3,514	$950
Not-For-Profit Issuers	2,365	94	2,858	91

Total	$5,746	$1,064	$6,372	$1,041

Collateral for the For-Profit Issuers consists of private loans which do not have any federal guarantee as to defaulted principal and interest. Collateral for the Not-For-Profit Issuers consists of both FFELP and private student loans. Approximately 39% of the collateral backing the Not-For-Profit Issuers consists of FFELP loans while the remaining 61% consists of private loans. Private loan defaults have been on the rise since the credit crisis in 2008 began. Elevated unemployment rates, combined with high student loan debt levels will continue to put pressure on borrower’s ability to pay their loans.

Reasonably Possible Additional Losses:

RMBS

It is possible that our loss estimate assumptions for the RMBS insurance policies discussed above could be materially under-estimated as a result of deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, inability to execute commutation transactions with insurers and/or investors and/or continued illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be significantly lower than our current estimates of $2,395 million if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

We have attempted to identify the reasonably possible additional losses using more stressful assumptions. Different methodologies, assumptions and models could produce different base and reasonably possible additional losses and actual results may differ materially from any of these various modeled results.

In the case of both first and second-lien exposures, the regression model’s reasonably possible stress case assumes a significantly harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at June 30, 2013 could be approximately $795 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2013 and assumes an inability to execute commutation transactions with issuers and/or investors.

Student Loans

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities. For student loan credits for which we have an estimate of expected loss at June 30, 2013, the reasonably possible increase in loss reserves could be approximately $753 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2013 and assumes an inability to execute commutation transactions with issuers and/or investors.

Public Finance

It is possible our loss reserves for public finance credits may be materially underestimated because most credits and the portfolio as a whole have possible outcomes more adverse than our recorded loss reserves. For public finance credits with loss reserves at June 30, 2013, the sum of all losses in the highest stress case used in our current loss reserving process is $305 million greater than the current probability weighted loss reserve. Such stress case losses are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others.

In our experience, losses in the public finance portfolio have been contained, with most of our adversely classified credits resolving without loss to Ambac. However, future experience may differ from our past experience. Recently, a number of municipalities have filed for bankruptcy under Chapter 9 of the Bankruptcy Code. Ambac has exposure to four such municipalities in bankruptcy. Outcomes in municipal bankruptcies are challenging to project given their complexity and long duration, as well as their relative infrequency and the uniqueness of each case. In one case, the City of Detroit has suggested general obligation creditors, such as Ambac, may suffer losses of as much as 90% of their exposure. Should Detroit succeed in delivering such high severities, other stressed municipalities may be encouraged to similarly resolve their liabilities in bankruptcy. Such high severity outcomes are unprecedented, would represent a paradigm shift in the municipal bond market and have not been factored into our current loss reserves. Ambac continues to evaluate the impact of Detroit’s bankruptcy and other developments in the municipal credit markets on our public finance portfolio.

Other Credits

It is possible our loss reserves on other types of credits may be materially under-estimated because most credits have possible outcomes more adverse than the recorded loss reserve. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve. For all credits with loss reserves, in addition to credits which are consolidated VIE’s, the sum of all the highest stress case loss scenarios is $706 million greater than the current loss reserve at June 30, 2013. The reasonably possible scenario assumes an inability to execute commutation transactions with issuers and/or investors.

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

Cash Flows. Net cash provided by (used in) operating activities was $39.6 million, ($0.7) million and $35.4 million during the two months ended June 30, 2013, the four months ended April 30, 2013 and the six months ended June 30, 2012, respectively. The principal sources of Ambac’s operating cash flows are gross installment premiums on insurance and credit default swap contracts, claim and reinsurance recoveries and RMBS subrogation recoveries. The principal uses of Ambac’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums and tax payments.

•

For all periods presented, Ambac has received recoveries on claims previously paid. Additionally, pursuant to the Policy Claim Rules, effective from August 1, 2012, holders of policies allocated to the Segregated Account were, and continue to be, allowed to submit policy claims for review and partial payment equating to 25% of the permitted policy claim amount. Ambac had net loss recoveries of $9.8 million, $20.4 million and $25.7 in the two months ended June 30, 2013, the four months ended April 30, 2013 and the six months ended June 30, 2012, respectively.

•	In connection with the Settlement Agreement with the IRS, Ambac paid $101.9 million to the US Treasury in April 2013.

•	As a result of higher interest rates in 2013, net payments under Ambac’s interest rate derivative contracts declined.

•

Future operating cash flows will primarily be impacted by the level of premium collections, surplus note interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of presented but unpaid claims), including payments under credit default swap contracts.

Net cash used in financing activities was ($3.3) million, ($5.5) million and ($303.7) million during the two months ended June 30, 2013, the four months ended April 30, 2013 and the six months ended June 30, 2012, respectively. It included paydown of $3.3 million, $5.5 million and $10.6 million on a variable interest entity secured borrowing during the two months ended June 30, 2013, the four months ended April 30, 2013 and the six months ended June 30, 2012, respectively, and repayments of investment and payment agreements of $0.0 million, $0.0 million and $104.6 million, in the two months ended June 30, 2013, the four months ended April 30, 2013 and the six months ended June 30, 2012, respectively. Also included in 2012 financing activities was a payment of $188.4 million, whereby Ambac Assurance exercised options to repurchase surplus notes with an aggregate par value of $789.2 million.

Net cash (used in) provided by investing activities was ($168.7) million, $112.3 million and $301.3 million for the two months ended June 30, 2013, the four months ended April 30, 2013 and the six months ended June 30, 2012.

RISK MANAGEMENT

The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategies. As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities that remain in Ambac Assurance. As such, Ambac’s risk management practices are qualified by reference to the Rehabilitator’s exercise of its rights with respect to such risk management practices. By virtue of a management services contract executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Risk Management group is responsible for all surveillance, remediation and mitigation services provided to the Segregated Account under the authority of the Rehabilitator.

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

Reinsurance—To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $321.2 million from its reinsurers at June 30, 2013. As of June 30, 2013, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $19,622 million, with the largest reinsurer accounting for $17,426 million or 8.1% of gross par outstanding at June 30, 2013. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at June 30, 2013 and the reinsurers’ rating levels as of August 4, 2013:

Reinsurers	Moody’s Rating	Moody’s Outlook	Percentage ceded Par	Net unsecured reinsurance recoverable (in thousands) (1)
Assured Guaranty Re Ltd (2)	Baa1	Stable	88.8%	$—
Sompo Japan Insurance Inc	A1	Stable	6.4	—
Assured Guaranty Corporation (2)	A3	Stable	4.8	9,624

Total			100.0%	$9,624

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.
(2)	In January 2013, Moody’s downgraded Assured Guaranty Corporation to A3 from Aa3 and Assured Guaranty Re Ltd to Baa1 from A1. The downgrade provides Ambac Assurance with termination rights on certain reinsurance contracts and required an increase to the collateral currently provided by Assured Guaranty Re Ltd.

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, credit spread risk, and foreign currency exchange risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers in Ambac’s Risk Management group are responsible for developing and applying methods to measure risk. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of both parallel and non-parallel shifts in benchmark interest rates and “Value-at-Risk” (“VaR”) measures. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Interest Rate Risk:

Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment and repurchase agreements, long-term debt and interest rate derivatives. The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 8 to the Consolidated Financial Statements located in Item 1 of this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at June 30, 2013:

Change in Interest Rates	Estimated Change in Net Fair Value	Estimated Net Fair Value
($ in millions)
300 basis point rise	$(58)	$4,871
200 basis point rise	(19)	4,910
100 basis point rise	(4)	4,925
Base scenario	—	4,929
100 basis point decline (1)	(53)	4,876
200 basis point decline (1)	(142)	4,787

(1)	Incorporates an interest rate floor of 0%

Due to the low interest rate environment as of June 30, 2013, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to the Company’s portfolios.

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

Ambac Financial Services (“AFS”) manages its derivatives portfolio with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The interest rate sensitivity in the AFS derivatives portfolio has been reduced over the course of 2013 as interest rate exposure in the financial guarantee business has declined. The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.8 million for a 1 basis point parallel shift in USD swap rates up or down at June 30, 2013.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. At June 30, 2013, Ambac’s VaR, for its interest rate derivative portfolio averaged approximately $22.1 million. Ambac’s VaR ranged from a high of $28.3 million to a low of $16.0 million for the six month period ended June 30, 2013. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing stress testing to measure the potential for losses in volatile markets. These stress tests include parallel and non-parallel shifts in the benchmark interest rate curve.

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

The following table summarizes the estimated change in fair values on Successor Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at June 30, 2013:

($ in millions) Change in Underlying Spreads	Estimated Change in Fair Value	Fair Value
250 basis point widening	$(114)	$(346)
50 basis point widening	(23)	(255)
Base scenario	—	(232)
50 basis point narrowing	23	(209)
250 basis point narrowing	92	(140)

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $85.7 million reduction to the credit derivatives liability as of June 30, 2013. At June 30, 2013 the credit valuation adjustment resulted in a 27.0% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 8 to the Audited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further information on measurement of the credit valuation adjustment.

The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk were not significant as of June 30, 2013. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $64.6 million as of June 30, 2013.

Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of credit spreads. The most significant changes to credit spreads have generally related to Alt-A and subprime residential mortgage-backed securities, some of which are guaranteed by Ambac Assurance. Credit spreads may reflect the non-payment risk of the underlying mortgages, the guarantor or both. The following table summarizes the estimated change in fair values of Successor Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at June 30, 2013:

Change in Credit Spreads	Estimated Change in Fair Value	Fair Value
($ in millions)
250 basis point widening	$(560)	$5,801
50 basis point widening	(119)	6,242
Base scenario	—	6,361
50 basis point narrowing	116	6,477
250 basis point narrowing	598	6,959

Foreign Exchange Risk:

Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK and Ambac’s consolidated VIEs. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of June 30, 2013.

($ in millions)	Change in Foreign Exchange Rates Against U.S. Dollar
	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(72.3)	$(36.2)	$36.2	$72.3

SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES

Please refer to Note 4, “Special Purpose Entities, Including Variable Interest Entities” of the Unaudited Consolidated Financial Statements, located in Item 1 of this Form 10-Q, for information regarding special purpose and variable interest entities.

ACCOUNTING STANDARDS

Please refer to Note 14 of the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.

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

Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, Ambac’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2013 that has been materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than controls established to properly implement fresh-start reporting (including the valuation of assets and liabilities not previously recorded at fair value on a recurring basis) and new accounting policies for goodwill and insurance intangible assets upon emergence from bankruptcy on May 1, 2013.

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

The Rehabilitator is considering amendments to the Segregated Account Rehabilitation Plan which could have adverse consequences to holders of Ambac securities and to holders of securities insured by Ambac Assurance, and could have a material impact on our financial condition and results of operation.

As described elsewhere herein and subject to desired tax treatment, the Rehabilitator will likely seek to implement amendments to the Segregated Account Rehabilitation Plan that would eliminate the issuance of surplus notes by the Segregated Account with respect to the unpaid portion of permitted policy claims. Such amendments would instead provide for the unpaid balance of permitted policy claims to be recorded by the Segregated Account as outstanding policy obligations which would accrue interest at a rate of 5.1%, likely from the date on which the initial portion (currently 25%) of any such permitted policy claim is paid, compounded annually until paid (any such outstanding policy obligation, including accrued interest thereon, as such obligation may be adjusted from time to time in accordance with the Segregated Account Rehabilitation Plan, guidelines or rules issued by the Rehabilitator and/or orders of the Rehabilitation Court, a “Deferred Amount”). The timing and likelihood of such amendments to the Segregated Account Rehabilitation Plan are presently unclear.

Notwithstanding that such amendments would be designed to preserve tax attributes for the ultimate benefit of policyholders, such amendments could adversely affect the interests of Ambac security holders and holders of securities insured by Ambac Assurance, including, without limitation, by the absence of tradable surplus notes. Furthermore, if surplus notes were eliminated from the Segregated Account Rehabilitation Plan in favor of the establishment of Deferred Amounts, then Ambac Assurance would, in certain transactions, suffer a reduction in reimbursements that would have been payable to it had such claims been (or been deemed to be) fully satisfied by the issuance of surplus notes, although such reduction in reimbursements could be mitigated by the making of Supplemental Payments discussed elsewhere herein. Also, Ambac Assurance would be exposed to incremental interest liability on those securities whose outstanding balance would not be reduced by the amount of unpaid claims, which was expected to be the case if surplus notes were issued in satisfaction (or deemed satisfaction) of such claims. Ambac has estimated that the aggregate amount of such incremental interest liability may be approximately $600 million, subject to certain assumptions. Pending the outcome of the ruling requests to the IRS, as more fully described in Note 1 to the Unaudited Consolidated Financial Statements included in Part I Item 1 of this Form 10-Q, the establishment of Deferred Amounts instead of the issuance of surplus notes with respect to the unpaid portion of permitted policy claims is also likely to reduce NOL usage payments by Ambac Assurance to Ambac under the Amended TSA. As a result of such factors, the establishment of Deferred Amounts instead of the issuance of surplus notes with respect to the unpaid portion of permitted policy claims could result in a material change in our financial results.

Some of the state and local governments and finance authorities that issue public finance obligations we insure are experiencing fiscal stress that could result in increased credit losses on those obligations or increased liquidity claims, including losses or claims resulting from Chapter 9 bankruptcy proceedings.

We have historically experienced low levels of defaults in our U.S. public finance insured portfolio, including during the financial crisis that began in mid-2007. However, many state and local governments that issue obligations we insure have reported budget shortfalls that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Government entities may also take other actions that may impact their own creditworthiness or the creditworthiness of related issuers. For example, in 2011, the State of California abolished redevelopment agencies in the State, and while the agencies’ existing debt is required to be repaid, there can be no certainty that the agencies have the ability or willingness to pay their debts when due. In addition, some issuers of obligations we insure have either defaulted or filed for bankruptcy, raising concerns about their ultimate ability to service the debt we insure or recover claims paid in the future. If the issuers of the obligations in our U.S. public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, or if such issuers file for bankruptcy under Chapter 9, we may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect our business, financial condition and results of operations.

We insure obligations of several issuers that have filed for bankruptcy protection under Chapter 9. The consequences of such proceedings for creditors remain uncertain. For example, the treatment of General Obligation debt in relation to other obligations is not settled. If issuers succeed in materially adjusting their obligations to bondholders and financial guarantors, other issuers may be encouraged to file for Chapter 9 protection and seek similar adjustments to their debt. These events could materially increase losses in Ambac’s insured portfolio of municipal credits.

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

AMBAC FINANCIAL GROUP, INC.

Dated: August 14, 2013	By:	/S/ DAVID TRICK
	Name:	David Trick
	Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.