Form 10-Q
period 2013-09-30
AMBAC FINANCIAL GROUP INC
filed 2013-11-14
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 12, 2013, 45,002,524 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Part I Financial Information

Item 1.	Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Successor Ambac	Predecessor Ambac
(Dollars in Thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,795,824 in 2013 and $4,751,824 in 2012)	$5,758,665	$5,402,395
Fixed income securities pledged as collateral, at fair value (amortized cost of $140,216 in 2013 and $265,517 in 2012)	140,273	265,779
Short-term investments, at fair value (amortized cost of $549,233 in 2013 and $661,219 in 2012)	549,229	661,658
Other investments, at fair value	237,446	100

Total investments	6,685,613	6,329,932
Cash	28,551	43,837
Receivable for securities	19,339	761
Investment income due and accrued	34,115	39,742
Premium receivables	1,436,010	1,620,621
Reinsurance recoverable on paid and unpaid losses	137,400	159,086
Deferred ceded premium	152,076	177,893
Subrogation recoverable	484,605	497,346
Deferred acquisition costs	—	199,160
Loans	6,148	9,203
Derivative assets	82,962	126,106
Current taxes	3,589	—
Insurance intangible asset	1,620,952	—
Goodwill	514,511	—
Other assets	41,349	39,715
Variable interest entity assets:
Fixed income securities, at fair value	2,423,914	2,261,294
Restricted cash	23,045	2,290
Investment income due and accrued	4,154	4,101
Loans (includes $14,762,446 and $15,359,073 at fair value)	14,762,446	15,568,711
Intangible assets	159,505	—
Other assets	13,354	5,467

Total assets	$28,633,638	$27,085,265

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Liabilities subject to compromise	$—	$1,704,904
Unearned premiums	2,303,627	2,778,401
Losses and loss expense reserve	5,884,660	6,619,486
Ceded premiums payable	86,028	94,527
Obligations under investment agreements	359,484	356,091
Obligations under investment repurchase agreements	1,370	5,926
Deferred taxes	1,611	1,586
Current taxes	—	96,778
Long-term debt	954,721	150,170
Accrued interest payable	271,330	228,835
Derivative liabilities	400,382	531,315
Other liabilities	77,270	102,488
Payable for securities purchased	82,144	25
Variable interest entity liabilities:
Accrued interest payable	3,565	3,618
Long-term debt (includes $15,265,390 and $15,200,538 at fair value)	15,266,893	15,436,008
Derivative liabilities	2,047,204	2,221,781
Other liabilities	6,599	293

Total liabilities	27,746,888	30,332,232

Stockholders’ equity (deficit):
Successor preferred stock, par value $0.01 per share; authorized shares—20,000,000; issued and outstanding shares—none at September 30, 2013	—	—
Predecessor preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none at December 31, 2012	—	—
Successor common stock, par value $0.01 per share; authorized shares—130,000,000; issued and outstanding shares—45,002,524 at September 30, 2013	450	—
Predecessor common stock, par value $0.01 per share; authorized shares—650,000,000; issued and outstanding shares—308,016,674 at December 31, 2012	—	3,080
Additional paid-in capital	184,566	2,172,027
Accumulated other comprehensive (loss) income	(10,246)	625,385
Retained earnings (accumulated deficit)	436,656	(6,297,264)
Predecessor common stock held in treasury at cost, 5,580,657 shares at December 31, 2012	—	(410,755)

Total Ambac Financial Group, Inc. stockholders’ equity (deficit)	611,426	(3,907,527)

Noncontrolling interest	275,324	660,560

Total stockholders’ equity (deficit)	886,750	(3,246,967)

Total liabilities and stockholders’ equity (deficit)	$28,633,638	$27,085,265

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Total Comprehensive Income (Unaudited)

	Successor Ambac	Predecessor Ambac
(Dollars in Thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Revenues:
Net premiums earned	$70,949	$113,074
Net investment income:
Securities available-for-sale and short-term	51,776	84,078
Other investments	350	—

Total net investment income	52,126	84,078
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(38,553)	(2,501)
Portion of loss recognized in other comprehensive income	516	2,147

Net other-than-temporary impairment losses recognized in earnings	(38,037)	(354)
Net realized investment (losses) gains	(10,310)	3,162
Change in fair value of credit derivatives:
Realized gains and other settlements	1,580	2,944
Unrealized gains	29,614	24,496

Net change in fair value of credit derivatives	31,194	27,440
Derivative products	12,372	(36,007)
Other loss	(1,751)	(368)
Income on variable interest entities	55,109	6,137

Total revenues before expenses and reorganization items	171,652	197,162

Expenses:
Losses and loss expenses	(154,290)	(18,745)
Insurance intangible amortization	37,473	—
Underwriting and operating expenses	25,047	33,347
Interest expense	31,817	23,268

Total (benefit) expenses before reorganization items	(59,953)	37,870

Pre-tax income from continuing operations before reorganization items	231,605	159,292
Reorganization items	4	1,252

Pre-tax income from continuing operations	231,601	158,040
Provision for income taxes	594	667

Net income	$231,007	$157,373
Less: net income (loss) attributable to the noncontrolling interest	32	(171)

Net income attributable to common shareholders	$230,975	$157,544

Other comprehensive income, after tax:
Net income	$231,007	$157,373

Unrealized gain on securities, net of deferred income taxes of $0	53,877	108,807
Gain on foreign currency translation, net of deferred income taxes of $0	39,798	1,686
Amortization of postretirement benefit, net of tax of $0	—	—

Total other comprehensive income, net of tax	93,675	110,493

Total comprehensive income	324,682	267,866
Less: comprehensive income (loss) attributable to the noncontrolling interest:
Net income (loss)	32	(171)
Currency translation adjustments	414	117

Total comprehensive income attributable to Ambac Financial Group, Inc	324,236	267,920

Net income per share attributable to Ambac Financial Group, Inc. common shareholders	$5.13	$0.52

Net income per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$4.98	$0.52

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Total Comprehensive Income (Unaudited)

	Successor Ambac	Predecessor Ambac
(Dollars in Thousands)	Period from May 1 through September 30, 2013	Period from January 1 through April 30, 2013	Nine Months Ended September 30, 2012
Revenues:
Net premiums earned	$128,988	$130,000	$311,066
Net investment income:
Securities available-for-sale and short-term	80,987	116,371	290,031
Other investments	(2,665)	369	—

Total net investment income	78,322	116,740	290,031
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(40,557)	(467)	(14,304)
Portion of loss recognized in other comprehensive income	518	—	8,551

Net other-than-temporary impairment losses recognized in earnings	(40,039)	(467)	(5,753)
Net realized investment gains	8,162	53,305	70,621
Change in fair value of credit derivatives:
Realized gains and other settlements	7,654	3,444	9,271
Unrealized gains (losses)	74,760	(63,828)	3,532

Net change in fair value of credit derivatives	82,414	(60,384)	12,803
Derivative products	96,085	(33,735)	(113,141)
Net realized losses on extinguishment of debt	—	—	(177,745)
Other income	428	8,363	100,562
Income on variable interest entities	59,707	426,566	26,893

Total revenues before expenses and reorganization items	414,067	640,388	515,337

Expenses:
Losses and loss expenses	(180,407)	(38,056)	720,346
Insurance intangible amortization	62,425	—	—
Underwriting and operating expenses	41,264	44,566	103,448
Interest expense	52,961	31,025	88,962

Total (benefit) expenses before reorganization items	(23,757)	37,535	912,756

Pre-tax income (loss) from continuing operations before reorganization items	437,824	602,853	(397,419)
Reorganization items	428	(2,745,180)	4,480

Pre-tax income (loss) from continuing operations	437,396	3,348,033	(401,899)
Provision for income taxes	1,107	755	756

Net income (loss)	$436,289	$3,347,278	$(402,655)
Less: net loss attributable to the noncontrolling interest	(367)	(1,771)	(2,401)

Net income (loss) attributable to common shareholders	$436,656	$3,349,049	$(400,254)

Other comprehensive income (loss), after tax:
Net income (loss)	$436,289	$3,347,278	$(402,655)

Unrealized (loss) gain on securities, net of deferred income taxes of $0	(37,106)	175,347	68,892
Gain (loss) on foreign currency translation, net of deferred income taxes of $0	27,136	(428)	(425)
Amortization of postretirement benefit, net of tax of $0	—	185	(3,792)

Total other comprehensive (loss) income, net of tax	(9,970)	175,104	64,675

Total comprehensive income (loss)	426,319	3,522,382	(337,980)
Less: comprehensive income (loss) attributable to the noncontrolling interest:
Net loss	(367)	(1,771)	(2,401)
Currency translation adjustments	276	229	(35)

Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	426,410	3,523,924	(335,544)

Net income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders	$9.70	$11.07	$(1.32)

Net income (loss) per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$9.40	$11.07	$(1.32)

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Loss	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Successor Ambac
Issuance of new equity in connection with emergence from Chapter 11	$185,000	$—	$—	$—	$450	$184,550	$—	$—

Balance at May 1, 2013	460,415	—	—	—	450	184,550	—	275,415
Total comprehensive income	426,319	436,656	(10,246)					(91)
Warrants exercised	16					16	—

Balance at September 30, 2013	$886,750	$436,656	$(10,246)	$—	$450	$184,566	$—	$275,324

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Predecessor Ambac
Balance at January 1, 2013	($3,246,967)	($6,297,264)	$625,385	$—	$3,080	$2,172,027	($410,755)	$660,560
Total comprehensive income	3,522,382	3,349,049	174,875					(1,542)
Stock-based compensation	(60)	(60)
Shares issued under equity plans	60						60
Elimination of Predecessor Ambac Shareholder equity accounts and noncontrolling interest adjustment	—	2,948,275	(800,260)		(3,080)	(2,172,027)	410,695	(383,603)

Balance at April 30, 2013	$275,415	$—	$—	$—	$—	$—	$—	$275,415

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Predecessor Ambac
Balance at January 1, 2012	($3,149,533)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)	$663,442
Total comprehensive loss	(337,980)	(400,254)	64,710					(2,436)
Stock-based compensation	(664)	(664)
Shares issued under equity plans	664						664

Balance at September 30, 2012	($3,487,513)	($6,440,840)	$527,969	$—	$3,080	$2,172,027	($410,755)	$661,006

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Successor Ambac	Predecessor Ambac
	Period from May 1 through September 30, 2013	Period from January 1 through April 30, 2013	Nine months ended September 30, 2012
(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$436,656	$3,349,049	$(400,254)
Noncontrolling interest in subsidiaries’ earnings	(367)	(1,771)	(2,401)

Net income (loss)	$436,289	$3,347,278	$(402,655)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,243	974	2,294
Amortization of bond premium and discount	(15,056)	(60,146)	(163,860)
Reorganization items	428	(2,745,180)	4,480
Deferred income taxes	31	(6)	—
Current income taxes	821	(101,188)	1,670
Deferred acquisition costs	—	14,207	17,692
Unearned premiums, net	(164,551)	(172,549)	(440,852)
Losses and loss expenses, net	(158,706)	(43,284)	123,343
Ceded premiums payable	(6,440)	(2,059)	(21,466)
Investment income due and accrued	3,846	1,781	8,146
Premium receivables	95,621	88,990	272,649
Accrued interest payable	37,454	23,953	70,549
Amortization of intangible assets	62,425	—	—
Net mark-to-market (gains) losses	(74,760)	63,828	(3,532)
Net realized investment gains	(8,162)	(53,305)	(70,621)
Losses on extinguishment of debt	—	—	177,745
Other-than-temporary impairment charges	40,039	467	5,753
Variable interest entity activities	(59,707)	(426,566)	(26,893)
Other, net	(106,559)	58,455	47,329

Net cash provided by (used in) operating activities	84,256	(4,350)	(398,229)

Cash flows from investing activities:
Proceeds from sales of bonds	622,608	311,837	431,155
Proceeds from matured bonds	461,436	310,218	926,161
Purchases of bonds	(1,400,547)	(286,633)	(601,228)
Proceeds from sales of other invested assets	59,449	—	—
Purchases of other invested assets	(127,237)	(164,368)	—
Change in short-term investments	177,385	(64,956)	69,604
Loans, net	1,134	1,920	8,616
Change in swap collateral receivable	10,889	(8,863)	37,417
Other, net	(1,667)	19,828	(62,729)

Net cash (used in) provided by investing activities	(196,550)	118,983	808,996

Cash flows from financing activities:
Paydowns of variable interest entity secured borrowing	(7,566)	(5,519)	(15,132)
Proceeds from warrant exercise	16	—	—
Payments for investment and repurchase agreement draws	(4,556)	—	(133,123)
Payments for extinguishment of long-term debt	—	—	(188,446)

Net cash used in financing activities	(12,106)	(5,519)	(336,701)

Net cash flow	(124,400)	109,114	74,066
Cash at beginning on period	152,951	43,837	15,999

Cash at ending of period	$28,551	$152,951	$90,065

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$336	$102,129	$367
Interest on variable interest entity secured borrowing	$163	$276	$1,261
Interest on investment agreements	$1,933	$1,726	$6,362
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$15,478	$3,860	$7,662

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

Ambac Financial Group, Inc.

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware. On May 1, 2013 (the “Effective Date”), the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the “Reorganization Plan”) became effective and Ambac emerged from bankruptcy.

Pursuant to the Reorganization Plan, Ambac issued common stock and warrants that were listed on NASDAQ and began trading under the symbols “AMBC” and “AMBCW,” respectively, on May 1, 2013.

Also as provided for in the Reorganization Plan, Ambac’s Amended and Restated Certificate of Incorporation and revised Bylaws became effective on the Effective Date. Ambac’s Amended and Restated Certificate of Incorporation limits voting and transfer rights of stockholders in significant ways. Article IV contains voting restrictions applicable to any person owning at least 10% of Ambac’s common stock so that such person (including any group consisting of such person and any other person with whom such person or any affiliate or associate of such person has any agreement, contract, arrangement or understanding with respect to acquiring, voting, holding or disposing of Ambac’s common stock) shall not be entitled to cast votes in excess of one vote less than 10% of the votes entitled to be cast by all common stock holders, except as otherwise approved by the Wisconsin Office of the Commissioner of Insurance (“OCI”), which is the primary regulator of Ambac Assurance Corporation (“Ambac Assurance”), the principal operating subsidiary of the Company.

There are substantial restrictions on the ability to transfer Ambac’s common stock set forth in Article XII of Ambac’s Amended and Restated Certificate of Incorporation. In order to preserve certain tax benefits, subject to limited exceptions, any attempted transfer of common stock shall be prohibited and void to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons shall become a holder of 5% or more of the Company’s common stock or (ii) the percentage stock ownership interest in Ambac of any holder of 5% or more of the Company’s common stock shall be increased (a “Prohibited Transfer”). These restrictions shall not apply to an attempted transfer if the transferor or the transferee obtains the written approval of Ambac’s Board of Directors to such transfer. A purported transferee of a Prohibited Transfer shall not be recognized as a stockholder of Ambac for any purpose whatsoever in respect of the securities which are the subject of the Prohibited Transfer (the “Excess Securities”). Until the Excess Securities are acquired by another person in a transfer that is not a Prohibited Transfer, the purported transferee of a Prohibited Transfer shall not be entitled with respect to such Excess Securities to any rights of stockholders of Ambac, including, without limitation, the right to vote such Excess Securities and to receive dividends or distributions, whether liquidating or otherwise, in respect thereof, if any. Once the Excess Securities have been acquired in a transfer that is not a Prohibited Transfer, the securities shall cease to be Excess Securities. If the Board determines that a transfer of securities constitutes a Prohibited Transfer then, upon written demand by Ambac, the purported transferee shall transfer or cause to be transferred any certificate or other evidence of ownership of the Excess Securities within the purported transferee’s possession or control, together with any distributions paid by Ambac with respect to such Excess Securities, to an agent designated by Ambac. Such agent shall thereafter sell such Excess Securities and the proceeds of such sale shall be distributed as set forth in the Amended and Restated Certificate of Incorporation. If the purported transferee of a Prohibited Transfer has resold the Excess Securities before receiving such demand, such person shall be deemed to have sold the Excess Securities for Ambac’s agent and shall be required to transfer to such agent the proceeds of such sale, which shall be distributed as set forth in the Amended and Restated Certificate of Incorporation.

Upon emergence from bankruptcy the Company adopted fresh start financial statement reporting, as described more fully in Note 2. The adoption of fresh start accounting principles reflects the Company’s becoming a new entity for financial reporting purposes.

Segregated Account of Ambac Assurance Corporation

In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and OCI commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Net par exposure as of September 30, 2013 for policies allocated to the Segregated Account is $23,729,552.

In 2010, Ambac Assurance issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. Interest on the Secured Note accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. The Segregated Account has the ability to demand payment under the Secured Note from time to time to pay claims and other liabilities. The balance of the Secured Note is $195,831 at September 30, 2013, including capitalized interest since the date of issuance. The Segregated Account also has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities after the Secured Note is fully drawn.

Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Secured Note and the Reinsurance Agreement are not capped. At September 30, 2013, insurance liabilities for policies allocated to the Segregated Account were $6,130,867. At September 30, 2013, Ambac Assurance’s surplus as regards to policyholders of $501,672 exceeds the Minimum Surplus Amount.

On October 8, 2010, the Commissioner of Insurance for the State of Wisconsin, in his capacity as the court-appointed rehabilitator of the Segregated Account (the “Rehabilitator”) filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. The confirmed Segregated Account Rehabilitation Plan also made permanent the injunctions issued by the Rehabilitation Court on March 24, 2010. The Segregated Account Rehabilitation Plan has not been made effective and is subject to modification. On June 4, 2012, the Rehabilitation Court approved a motion made by the Rehabilitator to make partial interim policy claim payments to Segregated Account policyholders. In accordance with such approval, on August 1, 2012, the Rehabilitator promulgated Rules Governing the Submission, Processing and Partial Payment of Policy Claims in accordance with the June 4, 2012 Interim Cash Payment Order (the “Policy Claim Rules”). Pursuant to the Policy Claim Rules, effective from August 1, 2012, holders of policies allocated to the Segregated Account were, and continue to be, allowed to submit policy claims for review and partial payment equating to 25% of the permitted policy claim amount.

On July 11, 2013 the Rehabilitator filed a motion with the Rehabilitation Court seeking approval from the Rehabilitation Court for the Segregated Account to make cash payments in excess of 25% of the permitted policy claim amount (“Supplemental Payments”) with respect to 14 policies (the “Identified Policies”) so that cash flow in the related securitization trusts that would have been available to reimburse Ambac Assurance had it paid claims in full under such policies is not diverted to uninsured holders who would not have received such cash flow if claims had been paid in full. The motion also sought authorization for the payment of Supplemental Payments on other policies identified from time to time where similar reimbursements are available (together with the Identified Policies, the “SP Policies”). Without making such Supplemental Payments, Ambac Assurance would likely realize lower levels of reimbursements and subrogation recoverables as cash flow that would have been available for the benefit of Ambac Assurance in relation to the SP Policies would be lost to such uninsured holders. A hearing on such motion was held on August 2, 2013, following which the Rehabilitation Court granted such motion and entered an order permitting Supplemental Payments to be made with respect to the SP Policies. As a result, the Segregated Account began making Supplemental Payments on certain SP Policies in August 2013.

In September 2013, the Rehabilitator submitted a request for rulings from the United States Internal Revenue Service (“IRS”) as to certain tax issues associated with potential amendments to the Segregated Account Rehabilitation Plan. Pursuant to such amendments, surplus notes would not be issued with respect to the unpaid balance of permitted policy claims, but such balance would be recorded by the Segregated Account as outstanding policy obligations which would accrue interest at a rate of 5.1%, from the date on which the initial portion (currently 25%) of any such permitted policy claim is paid, compounded annually until paid (any such outstanding policy obligation, including accrued interest thereon, as such obligation may be adjusted from time to time in accordance with the Segregated Account Rehabilitation Plan, guidelines or rules issued by the Rehabilitator and/or orders of the Rehabilitation Court, a “Deferred Amount”). If favorable rulings are received by the Rehabilitator from the IRS as to such tax issues, then the Rehabilitator would likely file amendments to the Segregated Account Rehabilitation Plan to provide for Deferred Amounts to be established, rather than for surplus notes to be issued, with respect to the unpaid portion of permitted policy claims. The timing and likelihood of such amendments to the Segregated Account Rehabilitation Plan are presently unclear, but such amendments could result in a material change to our financial results.

As more fully described in Note 12, on October 24, 2013, the Wisconsin Court of Appeals affirmed orders of the Rehabilitation Court entered in connection with the Segregated Account Rehabilitation Proceedings, thus upholding the Segregated Account Rehabilitation Plan and actions taken by the Rehabilitator or Wisconsin Commissioner of Insurance in formulating such Plan.

2. FRESH START FINANCIAL STATEMENT REPORTING

Under the Reorganization Topic of the Accounting Standards Codification (the “ASC”), the Company determined that fresh start financial statement reporting was to be applied upon our emergence from Chapter 11 because (i) the reorganization value (further described below) of the emerging entity was less than total post-petition liabilities and allowed claims, and (ii) the holders of existing voting shares immediately before the confirmation of the Reorganization Plan received less than 50% of the voting shares of the emerging entity. Specifically, fresh start reporting is to be applied upon confirmation of the Reorganization Plan by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and the satisfaction of the remaining material contingencies necessary to complete implementation of the Reorganization Plan. All conditions required for the adoption of fresh start reporting were satisfied by the Company on April 30, 2013 (“Fresh Start Reporting Date”). Adopting fresh start reporting results in a new reporting entity with no beginning retained earnings or accumulated deficit. For periods after the Fresh Start Reporting Date the Company will be referred to as Successor Ambac, whereas for all periods as of and preceding the Fresh Start Reporting Date the Company will be referred to as Predecessor Ambac. Presentation of information for Successor Ambac represents the financial position and results of operations of Successor Ambac and is not comparable to our previously issued financial statements.

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

The net cash flows used in the valuation analysis include income relating to, but not limited to, interest and principal on notes receivable; interest receipts on invested assets; reimbursement from Ambac Assurance for operating expenses; tolling payments from Ambac Assurance and the upfront cash payment (in connection with the Mediation Agreement as described in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012). Expenses include operating expenses; intercompany settlements and tax payments. In addition, the long-term financial projections include value from junior surplus notes issued to Ambac by the Segregated Account, excess net operating tax losses (the “NOL Valuation”) and a residual equity dividend from Ambac Assurance.

For the purposes of estimating Ambac’s enterprise value, the following assumptions were made in accordance with the terms of the Mediation Agreement and the Reorganization Plan with respect to future consideration to be received by Ambac from Ambac Assurance or the Segregated Account: (i) $5,000 per annum reimbursement for operating expenses through May 2017; (ii) tolling payments on net operating losses (“NOLs”) according to the tranches and tolling rates, as outlined in the Reorganization Plan; (iii) $30,000 in upfront cash, which Ambac Assurance can apply as a credit for up to $15,000 of future tolling payments; (iv) $350,000 of junior surplus notes, assumed to accrue interest at a rate of 5.1% per annum and to be paid down in 2045; and (v) following May 2017, an additional $4,000 per annum reimbursement for operating expenses (the “Additional Opex Subsidy”). There is uncertainty as to whether or not the Additional Opex Subsidy will be approved by the Rehabilitator and, if approved, for what period of time it would be in effect.

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

Reorganization Item Adjustments:

Items shown in the Reorganization Items column of the Reorganized Condensed Consolidated Balance Sheet above represent amounts recorded for the implementation of the Reorganization Plan on the Effective Date as described below:

(A)	Reflects the cash payment of $101,900 to the IRS under a settlement with the IRS on the Fresh Start Reporting Date pursuant to the Reorganization Plan.

(B)	Reflects the discharge of liabilities subject to the Reorganization Plan, issuance of 45,000,000 and 5,047,138 shares of Successor Ambac common stock and warrants, respectively, to certain claim holders, resulting in a pre-tax gain of $1,521,435 on extinguishment of obligations pursuant to the Reorganization Plan. The following reflects the calculation of the pre-tax gain, which was recorded as a Reorganization item on Predecessor Ambac’s Consolidated Statements of Total Comprehensive Income:

Liabilities subject to compromise	$1,704,641
Long-term debt	973	(1)
Accrued interest payable	821	(1)

Total debt discharged	1,706,435
Less: Successor Ambac common stock	(450	) (2)
Successor Ambac additional paid-in capital	(184,550	) (2)

Pre-tax gain from cancellation and satisfaction of Predecessor Ambac debt	$1,521,435

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

•

Insurance intangible asset—The insurance intangible asset represents the fair value adjustment for financial guarantee insurance and reinsurance contracts. Pursuant to the business combinations guidance for insurance entities in the Financial Services—Insurance Topic of the ASC, insurance and reinsurance assets and liabilities continue to be measured in accordance with existing accounting policies and an intangible asset is recorded representing the difference between the fair value and carrying value of these insurance and reinsurance assets and liabilities. As a result, the balance sheet carrying values of our financial guarantee insurance and reinsurance contracts have not been adjusted; these line items primarily comprise premium receivables, reinsurance recoverable on paid and unpaid losses, deferred ceded premium, subrogation recoverable, losses and loss expense reserve, unearned premiums and ceded premiums payable. The significant differences between the measurement methods used for fair value and U.S. GAAP carrying values for financial guarantee contracts, which impact the magnitude of the insurance intangible asset are as follows:

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

•

Other liabilities—This amount reflects an adjustment, based on actuarial evaluation, to re-measure the accumulated postretirement benefit obligation as of the Effective Date, as a result of application of fresh start reporting. This adjustment primarily reflects changes in mortality assumptions.

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

	Successor Ambac	Predecessor Ambac
	Three months ended September 30, 2013	Three months ended September 30, 2012
U.S. Trustee fees	$13	$13
Professional fees	(9)	1,239

Total reorganization items	$4	$1,252

	Successor Ambac	Predecessor Ambac
	Five Months Ended September 30, 2013	Four Months Ended April 30, 2013	Nine months ended September 30, 2012
U.S. Trustee fees	$13	$23	$39
Professional fees	415	4,483	4,441
Gain on settlement of liabilities subject to compromise	—	(1,521,435)	—
Fresh start reporting adjustments	—	(1,228,251)	—

Total reorganization items	$428	($2,745,180)	$4,480

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

3. SIGNIFICANT ACCOUNTING POLICIES

We have implemented two significant accounting policies related to goodwill and intangible assets effective on the Fresh Start Reporting Date. There have been no other changes to our significant accounting policies as discussed in Note 2 to the Consolidated Financial Statements located in Part II, Item 8 of Ambac’s 2012 Form 10-K.

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

We have assigned all goodwill recorded at the Fresh Start Reporting Date to the Financial Guarantee reporting unit, which corresponds to the Financial Guarantee reportable segment as further described in Note 13—Segment Information. For the five months ended September 30, 2013, there was no goodwill impairment recorded. As a result, initial goodwill of $514,511 recorded at the Fresh Start Reporting Date remains the same at September 30, 2013.

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

VIE intangible: Effective April 30, 2013, Ambac consolidated a VIE which had assets that included finite lived intangible assets associated with its operations. The intangible assets were recorded at their fair value on the consolidation date in the amount of $164,520. Pursuant to the Intangible—Goodwill and Other Topic of the ASC, the intangibles will be amortized over their useful lives. The useful lives are determined after considering the specific facts and circumstances including, contractual term of any agreement, the long-term strategy for the use of the asset and other economic factors. Furthermore, the VIE intangible is tested for impairment if conditions exist that might indicate the carrying amount of the intangible is not recoverable and exceeds its fair value. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. If such conditions are present, a two-step impairment evaluation is performed. In the first step, a recoverability test is performed by comparing the sum of the estimated undiscounted future cash flows attributable to the intangible asset to its carrying amount. If the undiscounted cash flows are less than the carrying amount, the second step of the test is performed to measure the impairment amount, if any. In the second step, an impairment loss would be recognized to the extent the carrying amount of the intangible exceeds its fair value. For the five months ended September 30, 2013, no VIE intangible impairment was recorded.

4. SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES

Ambac, through its subsidiaries, has engaged in transactions with special purpose entities, including variable interest entities (“VIEs”), in various capacities. Ambac most commonly has provided financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. In 2011, Ambac Assurance entered into a secured borrowing transaction under which two VIEs were created for the purpose of re-securitizing certain invested assets and collateralizing the borrowing. These VIEs are consolidated because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guarantees the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction was $1,503 and $14,588 as of September 30, 2013 and December 31, 2012, respectively. The debt represents the senior-most tranche of the securitization structure and is to be repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance. Such securities had a fair value of $230,049 and $201,329 as of September 30, 2013 and December 31, 2012, respectively. Refer to Note 9, Investments for further discussion of the restrictions on these securities.

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

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac Assurance’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 8 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At September 30, 2013 and December 31, 2012 the fair value of these entities is $13,671 and $14,557, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

Since their inception, there have been 15 individual transactions with these entities, of which 3 transactions were outstanding as of September 30, 2013. Total principal amount of debt outstanding was $464,495 and $466,938 at September 30, 2013 and December 31, 2012, respectively. In each case, Ambac sold assets to these entities. The assets are composed of utility obligations with a weighted average rating of BBB+ at September 30, 2013 and weighted average life of 8.7 years. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of September 30, 2013 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during 2013 or 2012. Successor Ambac earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $30 and $50 for the three and five months ended September 30, 2013. Predecessor Ambac earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $40, $87 and $342 for the four months ended April 30, 2013 and the three and nine months ended September 30, 2012, respectively.

Ambac was not presented with claims on insurance policies issued to these entities during 2013 or 2012. Successor Ambac received recoveries of $2,747 for both the three and five months ended September 30, 2013 in respect of previously paid claims. Predecessor Ambac received recoveries of $1,455, $4,846 and $14,691 for the four months ended April 30, 2013 and the three and nine months ended September 30, 2012, respectively, in respect of previously paid claims.

Successor Ambac also earned fees for providing other services amounting to $2 and $4 for the three and five months ended September 30, 2013. Predecessor Ambac earned fees for providing other services amounting to $3, $10 and $32 for the four months ended April 30, 2013, and the three and nine months ended September 30, 2012, respectively.

Derivative contracts are provided by Ambac Financial Services (“AFS”), Ambac’s derivative products subsidiary, to these entities. Ambac accounts for these contracts on a trade date basis at fair value. Successor Ambac paid $88 and received $1,134 for the three and five months ended September 30, 2013 under these derivative contracts. Predecessor Ambac paid $93 for four months ended April 30, 2013, and paid $360 and received $3,387 for the three and nine months ended September 30, 2012, respectively, under these derivative contracts.

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

As of September 30, 2013 consolidated VIE assets and liabilities relating to 19 consolidated entities were $17,386,418 and $17,324,261, respectively. As of December 31, 2012, consolidated VIE assets and liabilities relating to 18 consolidated entities were $17,841,863 and $17,661,700, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.

The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of September 30, 2013 and December 31, 2012:

	Successor Ambac	Predecessor Ambac
	September 30, 2013	December 31, 2012
Investments:
Corporate obligations	$2,423,914	$2,261,294

Total variable interest entity assets: Fixed income securities	$2,423,914	$2,261,294

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of September 30, 2013 and December 31, 2012:

	Estimated fair value	Unpaid principal balance
Successor Ambac—September 30, 2013:
Loans	$14,762,446	$13,337,530
Long-term debt	$15,265,390	$15,588,904
Predecessor Ambac—December 31, 2012:
Loans	$15,359,073	$13,995,141
Long-term debt	$15,200,538	$15,460,530

Effective April 30, 2013, Ambac was required to consolidate an additional VIE. The assets of this VIE consist primarily of identified intangible assets associated with its subsidiaries’ operations. The intangible assets recorded at fair value upon consolidation on April 30, 2013 were $164,520, and are being amortized over their estimated useful lives. The weighted-average amortization period at the consolidation date was 16 years. Amortization expense for intangible assets for the three and five months ended September 30, 2013 was $2,507 and $5,015, respectively, and is included in Income on variable interest entities on the Consolidated Statements of Total Comprehensive Income.

The estimated future amortization expense for this intangible asset is as follows:

2013	$2,507
2014	9,308
2015	8,821
2016	8,493
2017	8,270
Thereafter	122,106

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of September 30, 2013 and December 31, 2012:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)
Successor Ambac—September 30, 2013:
Global Structured Finance:
Collateralized debt obligations	$3,868,207	$4,955	$8,263	$100,506
Mortgage-backed—residential	19,777,790	580,630	3,924,594	—
Other consumer asset-backed	5,508,153	72,534	959,853	44,742
Other commercial asset-backed	7,717,747	401,277	527,750	9,860
Other	4,431,884	113,876	599,833	4,307

Total Global Structured Finance	41,303,781	1,173,272	6,020,293	159,415
Global Public Finance	35,867,965	519,212	596,346	27,574

Total	$77,171,746	$1,692,484	$6,616,639	$186,989

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)
Predecessor Ambac—December 31, 2012:
Global Structured Finance:
Collateralized debt obligations	$10,176,522	$9,673	$13,328	$113,057
Mortgage-backed—residential	24,008,616	603,867	3,969,336	—
Mortgage-backed—commercial	643,387	—	—	2,418
Other consumer asset-backed	5,895,377	101,494	1,042,522	45,610
Other commercial asset-backed	10,192,858	451,048	1,215,074	7,293
Other	5,505,007	132,004	590,017	4,393

Total Global Structured Finance	56,421,767	1,298,086	6,830,277	172,771
Global Public Finance	37,096,228	542,179	633,358	28,663

Total	$93,517,995	$1,840,265	$7,463,635	$201,434

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represent the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

5. COMPREHENSIVE INCOME

The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for-Sale Securities (1)		Gain (Loss) on Foreign Currency Translation (1)		Total
Successor Ambac	Three months ended September 30, 2013	Five months ended September 30, 2013	Three months ended September 30, 2013	Five months ended September 30, 2013	Three months ended September 30, 2013	Five months ended September 30, 2013
Beginning Balance	$(90,983)	$—	$(12,524)	$—	$(103,507)	$—

Other comprehensive income before reclassifications	4,316	(70,195)	39,384	26,860	43,700	(43,335)
Amounts reclassified from accumulated other comprehensive income	49,561	33,089	—	—	49,561	33,089

Net current period other comprehensive income	53,877	(37,106)	39,384	26,860	93,261	(10,246)

Balance at September 30, 2013	$(37,106)	$(37,106)	$26,860	$26,860	$(10,246)	$(10,246)

	Unrealized Gains (Losses) on Available- for-Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Predecessor Ambac	Four months ended April 30, 2013	Four months ended April 30, 2013	Four months ended April 30, 2013	Four months ended April 30, 2013
Beginning Balance	$651,272	$(5,860)	$(20,027)	$625,385

Other comprehensive income before reclassifications	188,212	—	(657)	187,555
Amounts reclassified from accumulated other comprehensive income	(12,865)	185	—	(12,680)
Elimination of Predecessor Ambac Shareholder Equity Accounts (2)	(826,619)	5,675	20,684	(800,260)

Net current period other comprehensive income	(651,272)	5,860	20,027	(625,385)

Balance at April 30, 2013	$—	$—	$—	$—

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.
(2)	See Note 2, Fresh Start Financial Statement Reporting, for additional information.

The following table details the significant amounts reclassed from each component of accumulated other comprehensive income for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive Income Components	Successor Ambac – Three months ended September 30, 2013	Successor Ambac – Five months ended September 30, 2013	Predecessor Ambac – Four months ended April 30, 2013	Affected Line Item in the Consolidated Statement of Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(49,561)	$(33,089)	$12,865	Net realized investment gains
	—	—	—	Tax (expense) benefit

	$(49,561)	$(33,089)	$12,865	Net of tax and noncontrolling interest (3)

Amortization of Postretirement Benefit
Prior service cost	$—	$—	$(1,616)	Underwriting and operating expenses (2)
Actuarial gains (losses)	—	—	727	Underwriting and operating expenses (2)

	—	—	(889)	Total before tax
	—	—	(704)	Tax (expense) benefit

	$—	$—	$(185)	Net of tax and noncontrolling interest (3)

Total reclassifications for the period	$49,561	$33,089	$(12,680)	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Comprehensive Income.
(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.

6. NET INCOME PER SHARE

Predecessor Ambac common stock (and related stock options and restricted stock units) was cancelled upon emergence from bankruptcy on the Effective Date. Pursuant to the Reorganization Plan, 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitle such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the five months ended September 30, 2013, 6,312 warrants were exercised, resulting in an issuance of 2,524 shares of common stock. As of September 30, 2013, Successor Ambac had 5,040,826 warrants outstanding. Successor Ambac’s common stock and warrants began trading on NASDAQ under the symbols “AMBC” and “AMBCW,” respectively, on May 1, 2013. As a result, the earnings per share information for Predecessor Ambac is not meaningful to investors in Successor Ambac’s common stock and warrants.

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

	Successor Ambac	Predecessor Ambac
	Three months ended September 30, 2013	Three months ended September 30, 2012
Weighted average number of common shares used for basic earnings per share	45,002,463	302,469,966
Effect of potential dilutive shares:
Warrants	1,352,412	—
Restricted stock units	—	112,310

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	$46,354,875	$302,582,276

Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	—
Stock options	—	800,575
Restricted stock units	—	—

	Successor Ambac	Predecessor Ambac
	Five months ended September 30, 2013	Four months ended April 30, 2013	Nine months ended September 30, 2012
Weighted average number of common shares used for basic earnings per share	45,001,741	302,469,544	302,468,502
Effect of potential dilutive shares:
Warrants	1,443,874	—	—
Restricted stock units	—	109,701	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	$46,445,615	$302,579,245	$302,468,502

Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	—	—
Stock options	—	475,550	846,185
Restricted stock units	—	—	71,550

7. FINANCIAL GUARANTEE INSURANCE CONTRACTS

Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at September 30, 2013 and December 31, 2012, was 2.9% and 2.6%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2013 and December 31, 2012, was 10.1 years and 9.6 years, respectively.

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

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. As of September 30, 2013 and December 31, 2012, approximately 45% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, student loan transactions and a certain asset-backed transaction, which comprised 7%, 7%, and 16% of the total premium receivables at September 30, 2013 and 7%, 9% and 15% of the total premium receivables at December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, $14,800 and $118,961, respectively, of premium receivables were deemed uncollectable. The transaction that had an uncollectable premium receivable at December 31, 2012 was consolidated on April 30, 2013. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at September 30, 2013.

Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

	Successor Ambac	Predecessor Ambac
	Period from May 1 through September 30, 2013	Period from January 1 through April 30, 2013	Period from January 1 through December 31, 2012
Beginning premium receivable	$1,531,631	$1,620,621	$2,028,479
Premium payments received	(49,940)	(48,296)	(155,626)
Adjustments for changes in expected life of homogeneous pools and actual changes to contractual cash flows	(70,900)	(28,237)	(299,906)
Accretion of premium receivable discount	17,232	14,740	50,407
Uncollectible premiums	(14,800)	(634)	(28,031)
Other adjustments (including foreign exchange)	22,787	(26,563)	25,298

Ending premium receivable	$1,436,010	$1,531,631	$1,620,621

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Successor Ambac’s accelerated premium revenue for retired obligations for the three and five months ended September 30, 2013 was $19,698 and $32,747, respectively. Predecessor Ambac’s accelerated premium revenue for retired obligations for the four months ended April 30, 2013 and the three and nine months ended September 30, 2012, respectively were $36,433, $34,381 and $86,037. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

The effect of reinsurance on premiums written and earned was as follows:

	Successor Ambac		Predecessor Ambac
	Three months ended September 30, 2013		Three Months Ended September 30, 2012
	Written	Earned	Written	Earned
Direct	($34,380)	$73,997	($55,310)	$117,864
Assumed	—	24	—	25
Ceded	(4,017)	3,072	(2,082)	4,815

Net premiums	($30,363)	$70,949	($53,228)	$113,074

	Successor Ambac		Predecessor Ambac
	Five Months Ended September 30, 2013		Four Months Ended April 30, 2013		Nine Months Ended September 30, 2012
	Written	Earned	Written	Earned	Written	Earned
Direct	($68,461)	$136,029	($14,125)	$138,468	($175,777)	$323,658
Assumed	—	40	—	32	—	118
Ceded	(7,055)	7,081	(1,098)	8,500	(18,055)	12,710

Net premiums	($61,406)	$128,988	($13,027)	$130,000	($157,722)	$311,066

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance by Successor Ambac at September 30, 2013:

	Future premiums expected to be collected (1)	Future expected premiums to be earned, net of reinsurance (1)
Three months ended:
December 31, 2013	$33,020	$51,560

Twelve months ended:
December 31, 2014	125,309	186,459
December 31, 2015	125,159	167,106
December 31, 2016	118,632	154,135
December 31, 2017	112,526	143,323

Five years ended:
December 31, 2022	497,121	591,581
December 31, 2027	392,615	414,028
December 31, 2032	277,704	257,483
December 31, 2037	131,553	124,457
December 31, 2042	48,449	42,002
December 31, 2047	14,564	14,429
December 31, 2052	3,639	4,692
December 31, 2057	92	296

Total	$1,880,383	$2,151,551

(1)	The future premiums expected to be collected and future premiums expected to be earned, net of reinsurance disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

Loss and Loss Expense Reserves:

A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash flows required to be paid under an insurance contract, over (b) the UPR for that contract. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Successor Ambac	Predecessor Ambac
	Period from May 1 through September 30, 2013	Period from January 1 through April 30, 2013	Period from January 1 through December 31, 2012
Beginning balance of loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,434,517	$5,974,731	$6,230,780

Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	47,838	2,748	464,058
Claim and loss expense payments, net of subrogation and reinsurance	(163)	(58)	(20,765)
Establishment of RMBS subrogation recoveries, net of reinsurance	(315)	(159)	—

Total current year	47,360	2,531	443,293

Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(322,165)	(52,642)	72,700
Claim and loss (payments) recoveries, net of subrogation and reinsurance	(2,376)	20,902	(944,860)
Change in previously established RMBS subrogation recoveries, net of reinsurance	119,294	(12,596)	172,818

Total prior years	(205,247)	(44,336)	(699,342)

Net change in loss and loss expense reserves	(157,887)	(41,805)	(256,049)
Net consolidation of certain VIE’s	—	(498,409)	—

Ending loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,276,630	$5,434,517	$5,974,731

The positive development in loss reserves established in prior years for the five months ended September 30, 2013, was primarily due to improved performance of the student loan and RMBS portfolios.

The adverse development in loss reserves established in prior years for the year ended December 31, 2012 was primarily due to projected deterioration of collateral supporting structured finance policies, including RMBS and student loan exposures, which resulted in greater expected ultimate losses and lower expected subrogation recoveries related to representation and warranty breaches on insured RMBS securitizations.

The net change in net loss and loss expense reserves are included in losses and loss expenses in the Consolidated Statement of Total Comprehensive Income. Loss expense reserves are established for surveillance, legal and other mitigation expenses associated with adversely classified credits. Total net loss expense reserves, included in the above table, were $125,341 and $136,790 at September 30, 2013 and December 31, 2012, respectively. For Successor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were ($17,418) and ($12,355) for the three and five months ended September 30, 2013, respectively. For Predecessor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were $3,889 for the four months ended April 30, 2013, and $5,502 and $27,354 for the three months and nine months ended September 30, 2012, respectively.

The tables below summarize information related to policies currently included in Ambac’s loss reserves or subrogation recoverable at September 30, 2013 and December 31, 2012. The weighted average risk-free rate used to discount loss reserves at September 30, 2013 and December 31, 2012 was 2.9% and 1.6%, respectively.

Successor Ambac – Surveillance Categories (at September 30, 2013)

	I/SL	IA	II	III	IV	V	Total
Number of policies	18	43	27	76	144	1	309
Remaining weighted-average contract period (in years)	13	16	19	18	10	6	13
Gross insured contractual payments outstanding:
Principal	$849,629	$2,185,961	$2,112,936	$5,676,583	$11,491,293	$47	$22,316,449
Interest	531,290	1,736,991	653,033	2,360,215	2,406,091	18	7,687,638

Total	$1,380,919	$3,922,952	$2,765,969	$8,036,798	$13,897,384	$65	$30,004,087

Gross undiscounted claim liability	$8,053	$82,907	$112,807	$2,857,566	$8,072,462	$65	$11,133,860
Discount, gross claim liability	(1,157)	(8,757)	(19,038)	(1,143,340)	(1,068,635)	(4)	(2,240,931)

Gross claim liability before all subrogation and before reinsurance	$6,896	$74,150	$93,769	$1,714,226	$7,003,827	$61	$8,892,929

Less:
Gross RMBS subrogation (1)	—	—	—	(5,139)	(2,366,105)	—	(2,371,244)
Discount, RMBS subrogation	—	—	—	14	9,374	—	9,388

Discounted RMBS subrogation, before reinsurance	—	—	—	(5,125)	(2,356,731)	—	(2,361,856)

Less:
Gross other subrogation (2)	—	—	(17,834)	(106,799)	(717,871)	—	(842,504)
Discount, other subrogation	—	—	7,868	30,060	38,522	—	76,450

Discounted other subrogation, before reinsurance	—	—	(9,966)	(76,739)	(679,349)	—	(766,054)

Gross claim liability, net of all subrogation and discounts, before reinsurance	$6,896	$74,150	$83,803	$1,632,362	$3,967,747	$61	$5,765,019

Less: Unearned premium reserves	(4,306)	(43,904)	(61,877)	(282,949)	(98,255)	—	(491,291)
Plus: Loss adjustment expenses reserves	—	86	1,778	2,469	121,994	—	126,327

Claim liability reported on Balance Sheet, before reinsurance (3)	$2,590	$30,332	$23,704	$1,351,882	$3,991,486	$61	$5,400,055

Reinsurance recoverable reported on Balance Sheet	$182	$2,699	$2,742	$118,493	$13,284	$—	$137,400

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.
(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.

(3)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Losses and loss expense reserve (net of potential subrogation recoveries of $1,971,883)	$5,884,660
Subrogation recoverable (includes gross potential recovery of $1,156,027)	(484,605)

$5,400,055

Predecessor Ambac – Surveillance Categories (at December 31, 2012)

	I/SL	IA	II	III	IV	V	Total
Number of policies	14	12	28	114	147	1	316
Remaining weighted-average contract period (in years)	15	21	18	20	8	6	13
Gross insured contractual payments outstanding:
Principal	$311,157	$786,998	$1,245,793	$9,161,747	$12,554,628	$47	$24,060,370
Interest	166,276	715,129	379,237	4,905,775	3,076,746	20	9,243,183

Total	$477,433	$1,502,127	$1,625,030	$14,067,522	$15,631,374	$67	$33,303,553

Gross undiscounted claim liability	$2,135	$40,898	$49,521	$4,051,076	$7,976,765	$67	$12,120,462
Discount, gross claim liability	(219)	(3,532)	(3,247)	(1,342,910)	(788,720)	(3)	(2,138,631)

Gross claim liability before all subrogation and before reinsurance	$1,916	$37,366	$46,274	$2,708,166	$7,188,045	$64	$9,981,831

Less:
Gross RMBS subrogation (1)	—	—	—	(16,170)	(2,544,993)	—	(2,561,163)
Discount, RMBS subrogation	—	—	—	312	37,626	—	37,938

Discounted RMBS subrogation, before reinsurance	—	—	—	(15,858)	(2,507,367)	—	(2,523,225)

Less:
Gross other subrogation (2)	—	—	—	(141,012)	(766,717)	—	(907,729)
Discount, other subrogation	—	—	—	21,238	15,711	—	36,949

Discounted other subrogation, before reinsurance	—	—	—	(119,774)	(751,006)	—	(870,780)

Gross claim liability, net of all subrogation and discounts, before reinsurance	$1,916	$37,366	$46,274	$2,572,534	$3,929,672	$64	$6,587,826

Less: Unearned premium reserves	(1,179)	(21,626)	(17,120)	(450,247)	(113,622)	—	(603,794)
Plus: Loss adjustment expenses reserves	$—	$—	$—	$—	$138,108	$—	$138,108

Claim liability reported on Balance Sheet, before reinsurance (3)	$737	$15,740	$29,154	$2,122,287	$3,954,158	$64	$6,122,140

Reinsurance recoverable reported on Balance Sheet	$—	$1,078	$7,085	$128,333	$22,590	$—	$159,086

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.
(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.

(3)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Losses and loss expense reserve (net of potential subrogation recoveries of $2,611,430)	$6,619,486
Subrogation recoverable (includes gross potential recovery of $782,575)	(497,346)

$6,122,140

Losses and loss expense reserves ceded to reinsurers at September 30, 2013 and December 31, 2012 were $123,425 and $147,409, respectively. Amounts were included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheets.

Ambac records estimated subrogation recoveries for breaches of representations and warranties by sponsors of certain RMBS transactions utilizing an Adverse and Random Sample approach. Ambac has recorded RMBS subrogation recoveries of $2,361,856 ($2,336,676 net of reinsurance) and $2,523,225 ($2,497,233 net of reinsurance) at September 30, 2013 and December 31, 2012, respectively. The balance of RMBS subrogation recoveries and the related claim liabilities, by estimation approach, at September 30, 2013 and December 31, 2012, are as follows:

	Successor Ambac – September 30, 2013
Approach	Count	Gross loss reserve before subrogation recoveries	Subrogation recoveries (1) (2)	Gross loss reserve after subrogation recoveries
Adverse samples	27	$2,235,026	$(1,404,088)	$830,938
Random samples	21	1,096,081	(957,768)	138,313

Totals	48	$3,331,107	$(2,361,856)	$969,251

	Predecessor Ambac – December 31, 2012
Approach	Count	Gross loss reserve before subrogation recoveries	Subrogation recoveries (1) (2)	Gross loss reserve after subrogation recoveries
Adverse samples	27	$2,331,878	$(1,442,817)	$889,061
Random samples	22	1,231,466	(1,080,408)	151,058

Totals	49	$3,563,344	$(2,523,225)	$1,040,119

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus projected paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of RMBS subrogation recoveries may exceed the expected future claims for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than expected future claims, the net cash outflow for these policies is recorded as a “Losses and loss expense reserve” liability.
(2)	The sponsor’s repurchase obligation may differ depending on the terms of the particular transaction and the status of the specific loan, such as whether it is performing or has been liquidated or charged off. The estimated subrogation recovery for these transactions is based primarily on loan level data provided through trustee reports received in the normal course of our surveillance activities or provided by the sponsor. While this data may not include all the components of the sponsor’s contractual repurchase obligation we believe it is the best information available to estimate the subrogation recovery.

Below is the rollforward of RMBS subrogation, by estimation approach, for the affected periods:

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Successor Ambac:
Discounted RMBS subrogation (gross of reinsurance) at May 1, 2013	$1,004,252	20	$1,478,666	29	2,482,918

Changes recognized through September 30, 2013:
Additional transactions reviewed	2,426	1	—	n/a	2,426
Additional adverse sample loans reviewed	—	n/a	—	n/a	—
Impact of sponsor actions (1)	—	n/a	—	n/a	—
All other changes (2)	(48,910)	n/a	(74,578)	(2)	(123,488)

Discounted RMBS subrogation (gross of reinsurance) at September 30, 2013	$957,768	21	$1,404,088	27	$2,361,856

Predecessor Ambac
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2012	$1,080,408	22	$1,442,817	27	$2,523,225

Changes recognized through April 30, 2013:
Additional transactions reviewed	—	n/a	—	n/a	—
Additional adverse sample loans reviewed	—	n/a	—	n/a	—
Impact of sponsor actions (1)	(54,195)	n/a	—	n/a	(54,195)
All other changes (2)	(21,961)	(2)	35,849	2	13,888

Discounted RMBS subrogation (gross of reinsurance) at April 30, 2013	$1,004,252	20	$1,478,666	29	$2,482,918

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Predecessor Ambac:
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2012	$1,262,794	16	$1,457,472	30	$2,720,266

Changes recognized in 2012: Additional transactions reviewed	54,467	6	(35,486)	(1)	18,981
Additional adverse sample loans reviewed	—	n/a	—	—	—
Adverse loans repurchased by the sponsor	—	n/a	35	—	35
All other changes (1)	(236,853)	n/a	20,796	(2)	(216,057)

Discounted RMBS subrogation (gross of reinsurance) at December 31, 2012	$1,080,408	22	$1,442,817	27	$2,523,225

(1)	Sponsor actions include loan repurchases, direct payments to Ambac, and other contributions from sponsors.
(2)	Other changes which may impact RMBS subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor, and/or the projected timing of recoveries. For the five months ended September 30, 2013, Successor Ambac added 1 transaction to the Random Sample subrogation population and removed 2 transactions from the Adverse Sample subrogation population; however, the impacts on RMBS subrogation disclosed in the Random Sample column relate to that, as well as other transactions. For the four months ended April 30, 2013, Predecessor Ambac transferred 2 transactions from the Random Sample population to the Adverse Sample population; however, the impacts on RMBS subrogation disclosed in the Adverse Sample column relate to those, as well as other transactions.

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

The insurance intangible amortization expense for the five months ended September 30, 2013 was $62,425, and is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income. As of September 30, 2013, the insurance intangible asset of $1,620,952 is net of accumulated amortization of $63,006.

The estimated future amortization expense for the insurance intangible asset is as follows:

2013	$36,308
2014	130,324
2015	116,926
2016	107,120
2017	99,300
Thereafter	1,130,974

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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2013 and December 31, 2012, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Successor Ambac
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
September 30, 2013
Financial assets:
Fixed income securities:
Municipal obligations	$1,444,358	$1,444,358	$—	$1,444,358	$—
Corporate obligations	1,344,686	1,344,686	—	1,341,253	3,433
Foreign obligations	122,499	122,499	—	122,499	—
U.S. government obligations	105,260	105,260	105,260	—	—
U.S. agency obligations	35,489	35,489	—	35,216	273
Residential mortgage-backed securities	1,555,612	1,555,612	—	1,555,612	—
Collateralized debt obligations	91,055	91,055	—	91,055	—
Other asset-backed securities	1,059,706	1,059,706	—	992,341	67,365
Fixed income securities, pledged as collateral:
U.S. government obligations	140,273	140,273	140,273	—	—
Short term investments	549,229	549,229	538,079	11,150	—
Other investments	237,446	237,446	—	237,396	50
Cash	28,551	28,551	28,551	—	—
Loans	6,148	6,278	—	—	6,278
Derivative assets:
Interest rate swaps—asset position	85,538	85,538	—	85,538	—
Interest rate swaps—liability position	(2,576)	(2,576)	—	(2,576)	—
Futures contracts	—	—	—	—	—
Other assets	13,671	13,671	—	—	13,671
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,423,914	2,423,914	—	—	2,423,914
Restricted cash	23,045	23,045	23,045	—	—
Loans	14,762,446	14,762,446	—	—	14,762,446

Total financial assets	$24,026,350	$24,026,480	$835,208	$5,913,842	$17,277,430

Financial liabilities:
Obligations under investment and repurchase agreements	$360,854	$361,627	$—	$—	$361,627
Long term debt, including accrued interest	1,225,054	1,123,202	—	—	1,123,202
Derivative liabilities:
Credit derivatives	202,653	202,653	—	—	202,653
Interest rate swaps—asset position	(55,601)	(55,601)	—	(55,601)	—
Interest rate swaps—liability position	251,152	251,152	—	148,131	103,021
Futures contracts	2,023	2,023	2,023	—	—
Other contracts	155	155	—	155	—
Liabilities for net financial guarantees written (1)	4,474,619	5,020,431	—	—	5,020,431
Variable interest entity liabilities:
Long-term debt	15,266,893	15,266,893	—	13,642,742	1,624,151
Derivative liabilities:
Interest rate swaps—liability position	1,960,732	1,960,732	—	1,960,732	—
Currency swaps—liability position	86,472	86,472	—	86,472	—

Total financial liabilities	$23,775,006	$24,219,739	$2,023	$15,782,631	$8,435,085

(1)	The carrying value of net financial guarantees written includes the following balance sheet items: Premium receivables; Reinsurance recoverable on paid and unpaid losses; Deferred ceded premium; Subrogation recoverable; Insurance intangible asset; Unearned premiums; Losses and loss expense reserve; Ceded premiums payable, premiums taxes payable and other deferred fees recorded in Other liabilities.

	Predecessor Ambac
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2012
Financial assets:
Fixed income securities:
Municipal obligations	$1,848,932	$1,848,932	$—	$1,848,932	$—
Corporate obligations	1,077,972	1,077,972	—	1,074,316	3,656
Foreign obligations	70,112	70,112	—	70,112	—
U.S. government obligations	127,283	127,283	127,283	—	—
U.S. agency obligations	82,535	82,535	—	82,535	—
Residential mortgage-backed securities	1,455,582	1,455,582	—	1,455,582	—
Collateralized debt obligations	33,342	33,342	—	26,860	6,482
Other asset-backed securities	706,637	706,637	—	656,373	50,264
Fixed income securities, pledged as collateral:
U.S. government obligations	265,779	265,779	265,779	—	—
Short term investments	661,658	661,658	657,886	3,772	—
Other investments	100	100	—	—	100
Cash	43,837	43,837	43,837	—	—
Loans	9,203	7,387	—	—	7,387
Derivative assets:
Interest rate swaps—asset position	124,853	124,853	—	124,853	—
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	1,253	1,253	1,253	—	—
Other assets	14,557	14,557	—	—	14,557
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,261,294	2,261,294	—	—	2,261,294
Restricted cash	2,290	2,290	2,290	—	—
Loans	15,568,711	15,560,051	—	200,978	15,359,073

Total financial assets	$24,355,930	$24,345,454	$1,098,328	$5,544,313	$17,702,813

Financial liabilities:
Obligations under investment and repurchase agreements	$362,017	$361,905	$—	$—	$361,905
Liabilities subject to compromise	1,690,312	434,823	—	434,823	—
Long term debt, including accrued interest	377,524	801,277	—	—	801,277
Derivative liabilities:
Credit derivatives	213,585	213,585	—	—	213,585
Interest rate swaps—asset position	(73,264)	(73,264)	—	(73,264)	—
Interest rate swaps—liability position	390,774	390,774	—	282,022	108,752
Futures contracts	—	—	—	—	—
Other contracts	220	220	—	220	—
Liabilities for net financial guarantees written	7,074,808	3,091,257	—	—	3,091,257
Variable interest entity liabilities:
Long-term debt	15,436,008	15,414,233	—	12,457,732	2,956,501
Derivative liabilities:
Interest rate swaps—liability position	2,131,315	2,131,315	—	2,131,315	—
Currency swaps—liability position	90,466	90,466	—	90,466	—

Total financial liabilities	$27,693,765	$22,856,591	$—	$15,323,314	$7,533,277

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

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2013, approximately 12%, 87%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2012, approximately 10%, 89%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.

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

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $3,433 and $3,656 at September 30, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at September 30, 2013 and December 31, 2012 include the following weighted averages:

Successor Ambac— September 30, 2013

a.	Coupon rate: 0.345%

b.	Maturity: 20.39 years

c.	Yield: 6.63%

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 0.345%

b.	Maturity: 21.14 years

c.	Yield: 6.08%

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. The fair value of such securities classified as Level 3 was $273 and $0 at September 30, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at September 30, 2013 include the following weighted averages:

Successor Ambac— September 30, 2013

a.	Coupon rate: 6.98%

b.	Maturity: 1.62 years

c.	Yield: 0.34%

Collateralized debt obligations (“CDO”): These securities are floating rate senior notes where the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. The fair value of such securities classified as Level 3 was $0 and $6,482 at September 30, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at December 31, 2012 include the following weighted averages:

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 1.05%

b.	Maturity: 1.51 years

c.	Yield: 5.92%

Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. The fair value of such securities classified as Level 3 was $67,365 and $50,264 at September 30, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at September 30, 2013 and December 31, 2012 include the following weighted averages:

Successor Ambac— September 30, 2013

a.	Coupon rate: 0.66%

b.	Maturity: 7.31 years

c.	Yield: 2.75%

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 0.71%

b.	Maturity: 7.86 years

c.	Yield: 7.50%

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

Derivative Instruments:

Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, and exchange traded futures contracts. All call options to repurchase surplus notes were exercised or expired in June 2012. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of credit derivative liabilities was reduced by $82,366 and $261,203 at September 30, 2013 and December 31, 2012, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $63,535 and $121,928 at September 30, 2013 and December 31, 2012, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments.

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 64% of CDS gross par outstanding and 75% of the CDS derivative liability as of September 30, 2013.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 36% of CDS gross par outstanding and 25% of the CDS derivative liability as of September 30, 2013.

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

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at Libor compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at Libor, was 28.9% and 55.0% as of September 30, 2013 and December 31, 2012, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).

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

The net notional outstanding of Ambac’s CDS contracts were $5,207,364 and $11,281,777 at September 30, 2013 and December 31, 2012, respectively. Credit derivative liabilities at September 30, 2013 and December 31, 2012 had a combined fair value of $202,653 and $213,585, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of September 30, 2013 and December 31, 2012 is summarized below:

Successor Ambac – As of September 30, 2013
	CLOs	Other (1)
Notional outstanding	$1,609,378	$2,495,813
Weighted average reference obligation price	97.9	88.3
Weighted average life (WAL) in years	2.3	4.6
Weighted average credit rating	AA	BBB+
Weighted average relative change ratio	35.4%	38.4%
CVA percentage	16.3%	33.0%
Fair value of derivative liabilities	$(10,201)	$(113,713)

Predecessor Ambac – As of December 31, 2012
	CLOs	Other (1)
Notional outstanding	$6,155,767	$3,701,387
Weighted average reference obligation price	96.5	86.9
Weighted average life (WAL) in years	2.2	4.2
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.2%
CVA percentage	55.0%	55.0%
Fair value of derivative liabilities	$(34,645)	$(116,086)

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $1,102,173, WAL of 6.9 years and liability fair value of ($78,739) as of September 30, 2013. Other inputs to the valuation of these transactions at September 30, 2013 include weighted average quotes of 10% of notional, weighted average rating of A and Ambac CVA percentage of 23.7%. As of December 31, 2012, these contracts had a combined notional outstanding of $1,424,623, WAL of 7.9 years and liability fair value of ($62,854). Other inputs to the valuation of these transactions at December 31, 2012 include weighted average quotes of 10% of notional, weighted average rating of A and Ambac CVA percentage of 55.0%.

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

The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, projected net cash flows for each policy included: (i) installment premium receipts, (ii) estimated gross claim payments, and (iii) subrogation receipts. For ceded reinsurance contracts, projected net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each individual direct, assumed, and ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees and current inactive state of the industry there is a lack of observable market information to make this estimate. A profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The profit margin was 17% and 20% as of September 30, 2013 and December 31, 2012, respectively. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.

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

The fair value of liabilities for net financial guarantees written presented above is as of September 30, 2013, which differs from our Fresh Start Reporting Date (as defined in Note 2).

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

European ABS transactions: The fair value of such obligations classified as Level 3 was $1,275,564 and $2,956,501 at September 30, 2013 and December 31, 2012, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at September 30, 2013 and December 31, 2012 include the following weighted averages:

Successor Ambac—September 30, 2013

a.	Coupon rate: 0.72%

b.	Maturity: 18.00 years

c.	Yield: 1.12%

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 1.64%

b.	Maturity: 12.34 years

c.	Yield: 4.02%

US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $348,587 at September 30, 2013. Fair values were calculated as the sum of expected future cash flows sourced from the underlying operating assets plus the fair value of the related Ambac financial guarantee cash flows. Expected cash flows were internally modeled in using probability weighted assumptions about future operating cash flows available to fund the debt service. The discount rates applied to cash flows sourced from operating assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at September 30, 2013 include the following weighted averages (there is no comparable Level 3 in this category for December 31, 2012):

Successor Ambac—September 30, 2013

a.	Coupon rate: 6.02%

b.	Maturity: 5.65 years

c.	Yield: 9.73%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at September 30, 2013 and December 31, 2012 were developed using vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 5.0% and 7.6% at September 30, 2013 and December 31, 2012, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

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

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Successor Ambac – Three Months Ended September 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$68,572	$13,884	$(340,663)	$2,242,989	$13,820,878	$(1,573,687)	$14,231,973
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	467	(213)	37,126	36,694	195,305	21,816	291,195
Included in other comprehensive income	5,951	—	—	144,231	842,715	(76,533)	916,364
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(4,192)	—	(2,137)	—	(96,452)	4,253	(98,528)
Transfers in Level 3	273	—	—	—	—	—	273
Transfers out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$71,071	$13,671	$(305,674)	$2,423,914	$14,762,446	$(1,624,151)	$15,341,277

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(213)	$32,984	$36,694	$195,305	$21,816	$286,586

				VIE Assets and Liabilities
Successor Ambac – Five Months Ended September 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	863	(390)	107,253	(172,304)	(391,336)	26,163	(429,751)
Included in other comprehensive income	6,013	—	—	95,653	560,294	(48,319)	613,641
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(5,490)	—	2,433	—	(158,565)	4,253	(157,369)
Transfers in Level 3	273	—	—	—	—	(220,922)	(220,649)
Transfers out of Level 3	—	—	—	—	—	365,046	365,046

Balance, end of period	$71,071	$13,671	$(305,674)	$2,423,914	$14,762,446	$(1,624,151)	$15,341,277

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(390)	$65,509	$(172,304)	$(391,336)	$26,163	$(472,358)

				VIE Assets and Liabilities
Predecessor Ambac – Four Months Ended April 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$60,402	$14,557	$(322,337)	$2,261,294	$15,359,073	$(2,956,501)	$14,416,488
Additions of VIEs consolidated	—	—	—	—	—	(409,300)	(409,300)
Total gains/(losses) realized and unrealized:
Included in earnings	(33)	(496)	(88,546)	328,768	956,402	(138,914)	1,057,181
Included in other comprehensive income	12,329	—	—	(89,497)	(849,833)	150,987	(776,014)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(3,286)	—	(4,477)	—	(713,589)	4,864	(716,488)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	1,598,492	1,598,492

Balance, end of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(496)	$(92,002)	$328,768	$956,402	$(138,914)	$1,053,758

				VIE Assets and Liabilities
Predecessor Ambac – Three months ended September 30, 2012	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$63,770	$15,792	$(507,604)	$2,162,062	$14,238,273	$(2,346,060)	$13,626,233
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(22)	(771)	26,285	(64,826)	439,649	(33,245)	367,070
Included in other comprehensive income	471	—	—	62,877	392,548	(69,066)	386,830
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(3,497)	—	7,278	—	(85,811)	31,302	(50,728)
Transfers in Level 3	—	—	—	—	—	(576,272)	(576,272)
Transfers out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$60,722	$15,021	$(474,041)	$2,160,113	$14,984,659	$(2,993,341)	$13,753,133

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(771)	$22,792	$(64,826)	$439,649	$(33,245)	$363,599

				VIE Assets and Liabilities
Predecessor Ambac – Nine months ended September 30, 2012	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$97,522	$16,779	$(486,775)	$2,199,338	$14,126,994	$(1,934,642)	$14,019,216
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	17	(1,758)	67,322	(127,539)	738,121	(148,573)	527,590
Included in other comprehensive income	6,697	—	—	88,314	541,215	(77,761)	558,465
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(96,118)	—	(54,588)	—	(421,671)	64,195	(508,182)
Transfers in Level 3	58,905	—	—	—	—	(1,553,619)	(1,494,714)
Transfers out of Level 3	(6,301)	—	—	—	—	657,059	650,758

Balance, end of period	$60,722	$15,021	$(474,041)	$2,160,113	$14,984,659	$(2,993,341)	$13,753,133

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,758)	$(51,611)	$(127,539)	$738,602	$(148,573)	$409,121

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level-3 Investments by class

Successor Ambac – Three Months Ended September 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$3,415	$61,736	$3,421	$—	$68,572
Total gains/(losses) realized and unrealized:
Included in earnings	7	483	(23)	—	467
Included in other comprehensive income	(7)	5,923	35	—	5,951
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(3,415)	(777)	—	—	(4,192)
Transfers in Level 3	—	—	—	273	273
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$—	$67,365	$3,433	$273	$71,071

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Investments by class

Successor Ambac – Five Months Ended September 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$3,949	$61,782	$3,681	$—	$69,412
Total gains/(losses) realized and unrealized:
Included in earnings	25	876	(38)	—	863
Included in other comprehensive income	(19)	6,242	(210)	—	6,013
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(3,955)	(1,535)	—	—	(5,490)
Transfers in Level 3	—	—	—	273	273
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$—	$67,365	$3,433	$273	$71,071

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Predecessor Ambac – Four Months Ended April 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$6,482	$50,264	$3,656	$—	$60,402
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(6)	—	(27)	—	(33)
Included in other comprehensive income	160	12,117	52	—	12,329
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,687)	(599)	—	—	(3,286)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$3,949	$61,782	$3,681	$—	$69,412

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Investments by class

Predecessor Ambac – Three months ended September 30, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$9,558	$50,746	$3,466	$—	$63,770
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(2)	—	(20)	—	(22)
Included in other comprehensive income	200	122	149	—	471
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,924)	(573)	—	—	(3,497)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$6,832	$50,295	$3,595	$—	$60,722

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Predecessor Ambac – Nine months ended September 30, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$12,482	$75,886	$7,930	$1,224	$97,522
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(5)	—	24	(2)	17
Included in other comprehensive income	492	6,498	(284)	(9)	6,697
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(6,137)	(85,157)	(4,075)	(749)	(96,118)
Transfers in Level 3	—	53,068	5,837	—	58,905
Transfers out of Level 3	—	—	(5,837)	(464)	(6,301)

Balance, end of period	$6,832	$50,295	$3,595	$—	$60,722

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Derivatives by class

Successor Ambac – Three Months Ended September 30, 2013	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(108,396)	$(232,267)	$—	$(340,663)
Additions of VIEs consolidated
Total gains/(losses) realized and unrealized:
Included in earnings	5,931	31,195	—	37,126
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(556)	(1,581)	—	(2,137)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(103,021)	$(202,653)	$—	$(305,674)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$5,931	$27,053	$—	$32,984

Predecessor Ambac – Five Months Ended September 30, 2013	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(137,947)	$(277,413)	$—	$(415,360)
Additions of VIEs consolidated
Total gains/(losses) realized and unrealized:
Included in earnings	24,838	82,415	—	107,253
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	10,088	(7,655)	—	2,433
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(103,021)	$(202,653)	$—	$(305,674)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$24,838	$40,671	$—	$65,509

Level-3 Derivatives by class

Predecessor Ambac – Four Months Ended April 30, 2013	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(108,752)	$(213,585)	$—	$(322,337)
Additions of VIEs consolidated
Total gains/(losses) realized and unrealized:
Included in earnings	(28,162)	(60,384)	—	(88,546)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(1,033)	(3,444)	—	(4,477)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(137,947)	$(277,413)	$—	$(415,360)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(28,162)	$(63,840)	$—	$(92,002)

Predecessor Ambac – Three months ended September 30, 2012	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(295,987)	$(211,617)	$—	$(507,604)
Additions of VIEs for consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(1,156)	27,441	—	26,285
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	10,223	(2,945)	—	7,278
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(286,920)	$(187,121)	$—	$(474,041)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(1,156)	$23,948	$—	$22,792

Level-3 Derivatives by class

Predecessor Ambac – Nine months ended September 30, 2012	Interest Rate Swaps	Credit Derivatives	Call Options on Long-term debt	Total Derivatives
Balance, beginning of period	$(302,177)	$(190,653)	$6,055	$(486,775)
Additions of VIEs consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(46,191)	12,803	100,710	67,322
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	61,448	(9,271)	(106,765)	(54,588)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(286,920)	$(187,121)	$—	$(474,041)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(47,419)	$(4,192)	$—	$(51,611)

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

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income on variable interest entities	Other income or (loss)
Successor Ambac:
Three Months Ended September 30, 2013
Total gains or losses included in earnings for the period	$467	$1,581	$29,614	$5,931	$253,815	$(213)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	27,053	5,931	253,815	(213)

Successor Ambac:
Five Months Ended September 30, 2013
Total gains or losses included in earnings for the period	$863	$7,655	$74,760	$24,838	$(537,477)	$(390)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	40,671	24,838	(537,477)	(390)

Predecessor Ambac:
Four Months Ended April 30, 2013
Total gains or losses included in earnings for the period	$(33)	$3,444	$(63,828)	$(28,162)	$1,146,256	$(496)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(63,840)	(28,162)	1,146,256	(496)

Predecessor Ambac:
Three months ended September 30, 2012
Total gains or losses included in earnings for the period	$(22)	$2,945	$24,496	$(1,156)	$341,578	$(771)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	23,948	(1,156)	341,578	(771)

Predecessor Ambac:
Nine months ended September 30, 2012
Total gains or losses included in earnings for the period	$17	$9,271	$3,532	$(46,191)	$462,009	$98,952
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(4,192)	(47,419)	462,490	(1,758)

9. INVESTMENTS

Ambac’s invested assets are primarily comprised of fixed income securities classified as available-for-sale. Beginning the first quarter of 2013, Ambac’s long-term portfolio also included equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities. Equity interests in pooled funds organized as limited liability companies are recorded under the fair value option. Investments classified either as trading or fair value option securities are reported as Other investments on the Consolidated Balance Sheet at fair value with changes in fair value reported through Net investment income on the Statement of Comprehensive Income. Ambac’s investments in pooled funds are part of the company’s long-term financial guarantee investment strategy. The majority of such investments are accumulating funds, meaning that regular distributions of earnings are not anticipated but will be reflected in the NAV reported by the respective fund managers. Investments in pooled funds have been classified as trading or fair value option securities so that any undistributed earnings of the funds may be reflected in Net investment income as they occur.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments (1)
Successor Ambac – September 30, 2013
Fixed income securities:
Municipal obligations	$1,470,363	$152	$26,157	$1,444,358	$—
Corporate obligations	1,367,029	1,981	24,324	1,344,686	—
Foreign obligations	127,649	56	5,206	122,499	—
U.S. government obligations	106,605	36	1,381	105,260	—
U.S. agency obligations	35,562	4	77	35,489	—
Residential mortgage-backed securities	1,523,755	52,896	21,039	1,555,612	947
Collateralized debt obligations	91,023	256	224	91,055	—
Other asset-backed securities	1,073,838	9,208	23,340	1,059,706	—

	5,795,824	64,589	101,748	5,758,665	947
Short-term	549,233	1	5	549,229	—

	6,345,057	64,590	101,753	6,307,894	947

Fixed income securities pledged as collateral:
U.S. government obligations	140,216	57	—	140,273	—

Total collateralized investments	140,216	57	—	140,273	—

Total available-for-sale investments	$6,485,273	$64,647	$101,753	$6,448,167	$947

Predecessor Ambac – December 31, 2012
Fixed income securities:
Municipal obligations	$1,662,124	$187,191	$383	$1,848,932	$—
Corporate obligations	999,554	87,535	9,117	1,077,972	—
Foreign obligations	67,347	2,765	—	70,112	—
U.S. government obligations	127,037	872	626	127,283	—
U.S. agency obligations	79,295	3,240	—	82,535	—
Residential mortgage-backed securities	1,096,202	379,935	20,555	1,455,582	6,892
Collateralized debt obligations	32,855	1,015	528	33,342	—
Other asset-backed securities	687,410	65,733	46,506	706,637	—

	4,751,824	728,286	77,715	5,402,395	6,892
Short-term	661,219	439	—	661,658	—

	5,413,043	728,725	77,715	6,064,053	6,892

Fixed income securities pledged as collateral:
U.S. government obligations	265,517	262	—	265,779	—

Total collateralized investments	265,517	262	—	265,779	—

Total available-for-sale investments	$5,678,560	$728,987	$77,715	$6,329,832	$6,892

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of September 30, 2013 and December 31, 2012.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments held by Successor Ambac, at September 30, 2013, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$549,519	$549,500
Due after one year through five years	76,880	74,832
Due after five years through ten years	116,964	109,788
Due after ten years	3,053,294	3,007,674

	3,796,657	3,741,794
Residential mortgage-backed securities	1,523,755	1,555,612
Collateralized debt obligations	91,023	91,055
Other asset-backed securities	1,073,838	1,059,706

	$6,485,273	$6,448,167

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012:

	Less Than 12 Months (1)
	Fair Value	Gross Unrealized Loss
Successor Ambac – September 30, 2013:
Fixed income securities:
Municipal obligations	$455,719	$26,157
Corporate obligations	962,892	24,324
Foreign government obligations	114,986	5,206
U.S. government obligations	33,653	1,381
U.S. agency obligations	4,554	77
Residential mortgage-backed securities	580,747	21,039
Collateralized debt obligations	37,018	224
Other asset-backed securities	743,499	23,340

	2,933,068	101,748
Short-term	1,298	5

Total temporarily impaired securities	$2,934,366	$101,753

(1)	As a result of the implementation of Fresh Start, amortized cost for available for sale securities were set to equal fair value on April 30, 2013. Accordingly, Successor Ambac does not have any gross unrealized losses that have been in a continuous unrealized loss position for greater than 12 months.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Predecessor Ambac – December 31, 2012:
Fixed income securities:
Municipal obligations	$42,503	$354	$4,303	$29	$46,806	$383
Corporate obligations	69,727	1,081	132,916	8,036	202,643	9,117
U.S. government obligations	26,081	626	—	—	26,081	626
Residential mortgage-backed securities	88,504	5,319	116,146	15,236	204,650	20,555
Collateralized debt obligations	253	168	13,429	360	13,682	528
Other asset-backed securities	180	3	188,832	46,503	189,012	46,506

	227,248	7,551	455,626	70,164	682,874	77,715
Short-term	1,194	—	—	—	1,194	—

Total temporarily impaired securities	$228,442	$7,551	$455,626	$70,164	$684,068	$77,715

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of September 30, 2013 and December 31, 2012 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of September 30, 2013, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at September 30, 2013, $810,835 of the total fair value and $37,209 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2012, $192,190 of the total fair value and $43,934 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. The Segregated Account has been making interim cash payments in amounts equal to 25% of permitted Segregated Account policy claims since September 2012 (plus, in certain cases, Supplemental Payments as described in Note 1). No final decision has been announced by the Rehabilitator with respect to effectuating or amending the Segregated Account Rehabilitation Plan although the Rehabilitator may seek to amend the Segregated Account Rehabilitation Plan to provide for Deferred Amounts to be established, rather than surplus notes to be issued, with respect to the unpaid portion of permitted policy claims as described in Note 1. Possible modifications to the Segregated Account Rehabilitation Plan, or additional orders from the Rehabilitation Court, with respect to the form, amount and timing of satisfying permitted policy claims could have a material effect on the recognition of other-than-temporary impairment for, and the fair value of, Ambac-wrapped securities.

Municipal and corporate obligations

The gross unrealized losses on municipal and corporate obligations as of September 30, 2013 are primarily the result of the increase in interest rates since April 30, 2013. These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.

Residential mortgage-backed securities

Of the $21,039 of unrealized losses on residential mortgage-backed securities, $18,369 is attributable to Ambac-wrapped securities. The unrealized loss on these securities is primarily related to credit spread widening since April 30, 2013. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. Management has contracted consultants to model each of the securities in our portfolio. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

Other asset-backed securities

Of the $23,340 of unrealized losses on other asset-backed securities as of September 30, 2013, $22,876 is attributable to 6 military housing, fixed-rate securities. The unrealized loss on these securities is largely due to the increase in interest rates since April 30, 2013. Management believes that the timely receipt of all principal and interest on these positions as well as on other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized (losses) gains and other-than-temporary impairments included in earnings for the affected periods:

	Successor Ambac – Three Months Ended September 30, 2013	Predecessor Ambac – Three Months Ended September 30, 2012
Gross realized gains on securities	$3,906	$3,492
Gross realized losses on securities	(7,239)	(72)
Foreign exchange losses	(6,977)	(258)

Net realized (losses) gains	$(10,310)	$3,162

Net other-than-temporary impairments (1)	$(38,037)	$(354)

	Successor Ambac – Five Months Ended September 30, 2013	Predecessor Ambac – Four Months Ended April 30, 2013	Predecessor Ambac – Nine Months Ended September 30, 2012
Gross realized gains on securities	$20,518	$47,448	$71,997
Gross realized losses on securities	(8,831)	(320)	(963)
Foreign exchange (losses) gains	(3,525)	6,177	(413)

Net realized gains	$8,162	$53,305	$70,621

Net other-than-temporary impairments (1)	$(40,039)	$(467)	$(5,753)

(1)	Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

During 2002 and 2003 Ambac recognized investment realized losses of $150,201 relating to its $174,500 investment in asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. In connection with a full and final settlement of a lawsuit brought by NCFE bondholders against Credit Suisse Securities LLC, a subsidiary of Ambac Assurance received cash recoveries of $1,216 in the three and five months ended September 30, 2013 and $39,978 in the four months ended April 30, 2013. These amounts were recorded within gross realized gains on securities.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Such changes in estimated claim payments on Ambac-wrapped securities contributed to net other-than-temporary impairments for the periods presented in the table above. Further changes to estimated claim payments could result in additional other-than-temporary impairment charges in the future. Successor Ambac’s net other-than-temporary impairments relate to the company’s intent to sell certain securities that were in an unrealized loss position as of September 30, 2013. The three and nine months ended September 30, 2012 included credit impairments on certain other non-agency RMBS securities. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of September 30, 2013 and 2012 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Credit Impairment
Successor Ambac:
Balance as of May 1, 2013	$—
Additions for credit impairments recognized on:
Securities not previously impaired	1,032
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(3)
Securities that no longer have a portion of other-than-temporary impairment in other comprehensive income because of the company’s intent to sell such securities	—

Balance as of September 30, 2013	$1,029

Predecessor Ambac:
Balance as of January 1, 2013	$183,300
Additions for credit impairments recognized on:
Securities not previously impaired	—
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period (1)	(183,300)

Balance as of April 30, 2013	$—

Credit Impairment
Predecessor Ambac:
Balance as of January 1, 2012	$201,317
Additions for credit impairments recognized on:
Securities not previously impaired	820
Securities previously impaired	4,933
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(24,007)

Balance as of September 30, 2012	$183,063

(1)	Includes reduction made in connection with Fresh Start, under which the cost basis of all invested assets have been set to fair value as of the Fresh Start Reporting Date of April 30, 2013. As described in Note 2, adopting Fresh Start results in a new reporting entity with no beginning retained earnings or accumulated deficit. Therefore cumulative credit impairments for Successor Ambac on May 1, 2013 are $0.

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

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at September 30, 2013 and December 31, 2012:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Repurchase Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
Successor Ambac – September 30, 2013:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$513,285	$373,012	$140,273
Cash and securities pledged from derivative counterparties	—	—	—

Predecessor Ambac – December 31, 2012:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$646,663	$375,412	$271,251
Cash and securities pledged from derivative counterparties	—	—	—

Securities carried at $6,863 and $6,945 at September 30, 2013 and December 31, 2012, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Securities with fair value of $230,049 and $201,329 at September 30, 2013 and December 31, 2012, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 4, Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.

Guaranteed Securities:

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2013 and December 31, 2012, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating (1)
Successor Ambac – September 30, 2013:
Ambac Assurance Corporation (2)	$66,324	$—	$1,713,578	$—	$1,779,902	CCC+
National Public Finance Guarantee Corporation	543,112	39,247	—	—	582,359	AA-
Assured Guaranty Municipal Corporation	406,181	168,195	—	—	574,376	A
MBIA Insurance Corporation	—	18,418	—	—	18,418	BBB-
Assured Guaranty Corporation	—	—	16,775	—	16,775	D
Financial Guarantee Insurance Corporation	—	—	2,988	—	2,988	D

Total	$1,015,617	$225,860	$1,733,341	$—	$2,974,818	BB

Predecessor Ambac – December 31, 2012:
Ambac Assurance Corporation (2)	$66,270	$4,717	$1,344,289	$—	$1,415,276	B
National Public Finance Guarantee Corporation	720,904	43,010	—	—	763,914	AA-
Assured Guaranty Municipal Corporation	448,241	169,245	4,923	—	622,409	A
MBIA Insurance Corporation	—	19,733	2,143	—	21,876	BBB-
Assured Guaranty Corporation	—	—	14,743	—	14,743	D
Financial Guarantee Insurance Corporation	17,599	—	4,182	—	21,781	A-

Total	$1,253,014	$236,705	$1,370,280	$—	$2,859,999	BBB-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
(2)	Includes asset-backed securities with a fair value of $51,714 and $45,630 at September 30, 2013 and December 31, 2012, respectively, insured by Ambac UK.

Investment Income:

Net investment income was comprised of the following for the affected periods:

	Successor Ambac – Three Months Ended September 30, 2013	Predecessor Ambac – Three Months Ended September 30, 2012
Fixed income securities	$53,301	$85,364
Short-term investments	626	431
Loans	109	137
Investment expense	(2,260)	(1,854)

Securities available-for-sale and short-term	51,776	84,078
Other investments	350	—

Total net investment income	$52,126	$84,078

	Successor Ambac – Five Months Ended September 30, 2013	Predecessor Ambac – Four Months Ended April 30, 2013	Predecessor Ambac – Nine Months Ended September 30, 2012
Fixed income securities	$83,732	$118,097	$292,483
Short-term investments	788	677	1,188
Loans	193	146	558
Investment expense	(3,726)	(2,549)	(4,198)

Securities available-for-sale and short-term	80,987	116,371	290,031
Other investments	(2,665)	369	—

Total net investment income	$78,322	$116,740	$290,031

Net investment income from Other investments represents changes in fair value on securities classified as trading or under the fair value option. Successor Ambac gains and (losses) for the three and five months ended September 30, 2013 on securities still held at the reporting date was $1,577 and ($784), respectively. Predecessor Ambac gains for the four months ended April 30, 2013 on securities still held at September 30, 2013 were ($78). There were no such investments held during 2012.

10. DERIVATIVE INSTRUMENTS

The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Successor Ambac—September 30, 2013:
Derivative Assets:
Interest rate swaps	$141,139	$58,177	$82,962	$—	$82,962
Futures contracts	—	—	—	—	—

Total non-VIE derivative assets	$141,139	$58,177	$82,962	$—	$82,962

Derivative Liabilities:
Credit derivatives	$202,653	$—	$202,653	$—	$202,653
Interest rate swaps	253,728	58,177	195,551	69,513	126,038
Futures contracts	2,023	—	2,023	2,023	—
Other contracts	155	—	155	—	155

Total non-VIE derivative liabilities	$458,559	$58,177	$400,382	$71,536	$328,846

Variable Interest Entities
Interest rate swaps	$1,960,732	$—	$1,960,732	$—	$1,960,732
Currency swaps	86,472	—	86,472	—	86,472

Total VIE derivative liabilities	$2,047,204	$—	$2,047,204	$—	$2,047,204

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Predecessor Ambac—December 31, 2012:
Derivative Assets:
Interest rate swaps	$198,117	$73,264	$124,853	$—	$124,853
Futures contracts	1,253	—	1,253	—	1,253

Total non-VIE derivative assets	$199,370	$73,264	$126,106	$—	$126,106

Derivative Liabilities:
Credit derivatives	$213,585	$—	$213,585	$—	$213,585
Interest rate swaps	390,774	73,264	317,510	180,113	137,397
Futures contracts	—	—	—	—	—
Other contracts	220	—	220	—	220

Total non-VIE derivative liabilities	$604,579	$73,264	$531,315	$180,113	$351,202

Variable Interest Entities
Interest rate swaps	$2,131,315	$—	$2,131,315	$—	$2,131,315
Currency swaps	90,466	—	90,466	—	90,466

Total VIE derivative liabilities	$2,221,781	$—	$2,221,781	$—	$2,221,781

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $5,599 and $5,472 as of September 30, 2013 and December 31, 2012, respectively. The amounts representing the obligation to return cash collateral recorded in “Other liabilities” were $0 and $0 as of September 30, 2013 and December 31, 2012.

		Successor Ambac	Predecessor Ambac
	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Three Months Ended September 30, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Three months ended September 30, 2012
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$31,194	$27,440

Financial Services derivatives products:
Interest rate swaps	Derivative products	13,299	(33,036)
Currency swaps	Derivative products	—	570
Futures contracts	Derivative products	(961)	(3,485)
Other derivatives	Derivative products	34	(56)

Total Financial Services derivative products		12,372	(36,007)

Call options on long-term debt	Other income	—	—

Variable Interest Entities:
Currency swaps	Income on variable interest entities	6,000	5,581
Interest rate swaps	Income on variable interest entities	(63,421)	(2,723)

Total Variable Interest Entities		(57,421)	2,858

Total derivative contracts		$(13,855)	$(5,709)

		Successor Ambac	Predecessor Ambac
	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Five Months Ended September 30, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Four Months Ended April 30, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Nine months ended September 30, 2012
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$82,414	$(60,384)	$12,803

Financial Services derivatives products:
Interest rate swaps	Derivative products	87,468	(30,622)	(99,026)
Currency swaps	Derivative products	—	—	807
Futures contracts	Derivative products	8,870	(3,133)	(15,247)
Other derivatives	Derivative products	(253)	20	325

Total Financial Services derivative products		96,085	(33,735)	(113,141)

Call options on long-term debt	Other income	—	—	100,710

Variable Interest Entities:
Currency swaps	Income on variable interest entities	4,110	(116)	(16,413)
Interest rate swaps	Income on variable interest entities	374,203	(203,620)	42,514

Total Variable Interest Entities		378,313	(203,736)	26,101

Total derivative contracts		$556,812	$(297,855)	$26,473

Financial Guarantee Credit Derivatives:

Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at September 30, 2013 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

The majority of our credit derivatives were written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation. The last transaction that was not “pay-as-you-go” terminated in July 2013.

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of September 30, 2013 and December 31, 2012:

Successor Ambac—September 30, 2013

Ambac Rating	CLO	Other	Total
AAA	$193,286	$479,173	$672,459
AA	1,289,541	206,064	1,495,605
A	126,551	1,775,161	1,901,712
BBB (1)	—	856,041	856,041
Below investment grade (2)	—	281,547	281,547

	$1,609,378	$3,597,986	$5,207,364

Predecessor Ambac—December 31, 2012

Ambac Rating	CLO	Other	Total
AAA	$166,200	$512,283	$678,483
AA	4,676,362	1,278,756	5,955,118
A	1,313,205	2,370,988	3,684,193
BBB (1)	—	672,293	672,293
Below investment grade (2)	—	291,690	291,690

	$6,155,767	$5,126,010	$11,281,777

(1)	BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles.
(2)	Below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

The tables below summarize information by major category as of September 30, 2013 and December 31, 2012:

Successor Ambac—September 30, 2013

	CLO	Other	Total
Number of CDS transactions	8	18	26
Remaining expected weighted-average life of obligations (in years)	2.3	5.3	4.4
Gross principal notional outstanding	$1,609,378	$3,597,986	$5,207,364
Net derivative liabilities at fair value	$(10,201)	$(192,452)	$(202,653)

Predecessor Ambac—December 31, 2012

	CLO	Other	Total
Number of CDS transactions	30	21	51
Remaining expected weighted-average life of obligations (in years)	2.2	5.2	3.6
Gross principal notional outstanding	$6,155,767	$5,126,010	$11,281,777
Net derivative liabilities at fair value	$(34,645)	$(178,940)	$(213,585)

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

Adversely classified credits are assigned risk classifications by the surveillance group. As of September 30, 2013, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $67,164 and gross notional principal outstanding of $281,547. As of December 31, 2012, there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $67,219 and total notional principal outstanding of $291,690.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of September 30, 2013 and December 31, 2012 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	Successor Ambac – September 30, 2013	Predecessor Ambac – December 31, 2012
Interest rate swaps—receive-fixed/pay-variable	$701,218	$727,926
Interest rate swaps—pay-fixed/receive-variable	1,544,880	1,657,382
Interest rate swaps—basis swaps	146,705	161,690
Futures contracts	100,000	161,500
Other contracts	75,650	75,651

Derivatives of Consolidated Variable Interest Entities

Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of September 30, 2013 and December 31, 2012 are as follows:

Type of VIE derivative	Notional
	Successor Ambac – September 30, 2013	Predecessor Ambac – December 31, 2012
Interest rate swaps—receive-fixed/pay-variable	$1,776,084	$1,782,999
Interest rate swaps—pay-fixed/receive-variable	4,635,242	4,707,454
Currency swaps	752,510	755,438
Credit derivatives	19,665	20,885

Call Option on Long-Term Debt

Ambac Assurance had certain contractual options to repurchase $500,000 of its surplus notes at a discount to their par value which were considered stand-alone derivatives. Surplus notes are classified under Long-term debt on the Consolidated Balance Sheets. These call options were exercised in June 2012. Gains from the change in fair value of the call options were recognized within Other income in the Consolidated Statements of Total Comprehensive Income in the amount of $100,710 for the nine months ended September 30, 2012.

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

As of September 30, 2013 and December 31, 2012, the net liability fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk was $69,513 and $180,113, respectively, related to which Ambac had posted assets as collateral with a fair value of $140,273 and $271,251, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on September 30, 2013, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

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

As of September 30, 2013 Ambac had loss carryforwards totaling $6,031,251. This includes carryforwards of $623,446 relating to U.S. capital losses, $311,031 of Ambac UK loss carryforwards, and an ordinary U. S. federal net operating tax carryforward of approximately $5,096,774, which, if not utilized, will begin expiring in 2029, and will fully expire in 2034.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at September 30, 2013 and December 31, 2012 are presented below:

	Successor Ambac – September 30, 2013	Predecessor Ambac – December 31, 2012
Deferred tax liabilities:
Insurance intangible	$567,333	$—
Variable interest entities	21,755	22,015
Deferred acquisition costs	—	57,262
Unearned premiums and credit fees	8,453	22,714
Unrealized gains on investments	12,823	—
Other	1,955	17,251

Total deferred tax liabilities	612,319	119,242

Deferred tax assets:
Unrealized losses & impairments on investments	—	12,605
Net operating loss and capital carryforward	2,110,938	2,857,926
Loss reserves	777,991	490,677
Compensation	8,030	7,184
Other	3,422	5,687

Sub-total deferred tax assets	2,900,381	3,374,079
Valuation allowance	2,289,673	3,256,423

Total deferred tax assets	610,708	117,656

Net deferred tax liability	$(1,611)	$(1,586)

In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax asset will not be realized. Recent cumulative losses are a significant piece of negative evidence in assessing whether a valuation allowance is required. As a result of Ambac’s history of operating losses as well as the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset and therefore has a full valuation allowance.

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

The Segregated Account and Wisconsin Rehabilitation Proceeding

Various third parties have filed motions or objections in the Rehabilitation Court and/or moved to intervene in the Segregated Account Rehabilitation Proceeding. On January 24, 2011, the Rehabilitation Court issued its Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation, with Findings of Fact and Conclusions of Law (the “Confirmation Order”). Notices of appeal from the Confirmation Order were filed by various parties, including policyholders. These appeals challenged various provisions of the Segregated Account Rehabilitation Plan and actions the Rehabilitator or the Wisconsin Commissioner of Insurance had taken in formulating the Segregated Account Rehabilitation Plan. These appeals from the Confirmation Order were consolidated with earlier-filed appeals challenging, among other things, the issuance of injunctive relief and a settlement between Ambac Assurance and various financial institutions. On October 24, 2013, the Wisconsin Court of Appeals affirmed the Confirmation Order and the Rehabilitation Court’s rejection of the objections filed by various third parties before entry of the Confirmation Order.

The Rehabilitation Court entered an order on November 10, 2011 approving the transactions contemplated in the Mediation Agreement (as described in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012) and certain parties appealed such order. On March 1, 2013, the Wisconsin Court of Appeals entered an order dismissing this appeal for lack of standing. The time for appellants to appeal that order to the Wisconsin Supreme Court has expired and appellants have not made such further appeal. Therefore, the order entered by the Rehabilitation Court approving the transactions contemplated in the Mediation Agreement has become final and non-appealable.

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

On April 5, 2013, the Rehabilitator filed a motion to confirm the authority of Ambac Assurance to direct Deutsche Bank National Trust Company, as Trustee, to terminate OneWest Bank, F.S.B. (“OneWest”) as servicer for the residential mortgage loans held by two trusts that had issued securities insured by Ambac Assurance, the IndyMac Certificate Trust 2004-2 and the IndyMac Residential Asset-Backed Trust, Series 2004-LH1, and to appoint Green Tree Servicing LLC as the successor servicer. In response to this motion, OneWest filed a Notice of Removal to the United States District Court for the Western District of Wisconsin on May 5, 2013. The Rehabilitator filed a motion to remand the proceedings back to Wisconsin state court on May 21, 2013 and, on May 23, 2013, advised all interested parties of record that the Notice of Removal filed by OneWest had created uncertainty as the procedural status of the entire rehabilitation proceeding. On July 8, 2013, the Western District of Wisconsin granted the Rehabilitator’s remand motion, remanding the case to the Circuit Court for Dane County, and invited the Rehabilitator to submit a request for fees and costs. At a hearing on the Rehabilitator’s motion concerning the termination of OneWest as servicer on July 31, 2013, the Rehabilitation Court granted the Rehabilitator’s motion confirming Ambac Assurance’s authority to direct the trustee to terminate OneWest as servicer for the two trusts and to appoint Green Tree Servicing LLC as the successor servicer. On August 30, 2013, the Rehabilitator and OneWest filed a stipulation in the Western District of Wisconsin advising that they had settled their dispute.

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

Tax Treatment of Ambac Assurance’s CDS Portfolio

On April 3, 2013, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI and the Rehabilitator submitted to the IRS and the Department of Justice, Tax Division, a letter which modified and supplemented the terms of the Offer Letter to settle the IRS dispute and related proceedings. On April 4, 2013, the Department of Justice, Tax Division, accepted the Offer Letter as supplemented and modified (the “IRS Settlement”). On April 8, 2013, Ambac filed a motion with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking approval of the terms of the IRS Settlement. On April 29, 2013, the Bankruptcy Court approved in all respects the IRS Settlement, which settled the IRS claim, and authorized and directed Ambac, in part, to effectuate the IRS Settlement and to take any other actions as may be reasonably necessary to consummate the settlement, including, without limitation, the execution of a closing agreement with the IRS, and entry of a stipulation dismissing the IRS adversary proceeding with prejudice. On April 30, 2013, Ambac paid to the United States Department of the Treasury $1,900 and the Segregated Account paid the United States Department of Treasury $100,000. Upon confirmation of payment, Ambac and the Internal Revenue Service entered into a closing agreement on April 30, 2013 which resolved with finality all federal income tax liability of Ambac for the 2003 through 2009 tax years and resolved with finality the federal income tax liability of Ambac for the 2010 tax year solely with respect to items of income, gain, deductions or loss related to the CDS contracts. The closing agreement does not resolve the tax treatment of CDS contracts for tax years subsequent to 2010.

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

Litigation Filed Against Ambac

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011). After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013. On September 9, 2013, plaintiffs filed a notice of appeal of the July 9th Order and on September 30, 2013, Ambac Assurance filed a notice of cross-appeal.

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

Broadbill Partners LP et al. v. Ambac Assurance Corporation (Supreme Court of the State of New York, County of New York, filed November 8, 2012). Ambac Assurance filed a motion to dismiss on January 15, 2013, which the plaintiffs opposed. The Court held oral argument on September 11, 2013. The court has not yet decided the motion.

Litigation Filed by Ambac

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). On January 11, 2013 the court granted Ambac Assurance’s motion for summary judgment on all claims except Ambac Assurance’s claim for specific performance (as to which no summary judgment motion was made) and denied defendant’s motion. At a March 13, 2013 conference, the court requested that the parties prepare submissions regarding the amount of damages and fees Ambac Assurance is entitled to recover. Following a hearing on August 23, 2013, the court issued an order on August 29, 2013, awarding Ambac interest on the termination payment as well as legal fees and expenses as of March 31, 2013. The parties are attempting to consensually resolve Ambac Assurance’s specific performance claim and a potential appeal by defendant. Absent consensual resolution, Ambac Assurance intends to move under Rule 54(b) for entry of final judgment on Ambac’s other claims in order to expedite the disposition of any appeals.

Ambac Assurance Corporation v. City of Detroit, Michigan, Kevyn D. Orr, John Naglick, Michael Jamison and Cheryl Johnson (United States Bankruptcy Court, Eastern District of Michigan Southern Division, filed on November 8, 2013). Ambac Assurance commenced this litigation, which relates to certain ad valorem taxes that the City levies and collects, in connection with the City of Detroit’s bankruptcy proceeding. Ambac Assurance seeks a declaratory judgment and order that, among other things, under Michigan law, the defendants must segregate the ad valorem tax revenues pledged to pay the City’s general obligation bonds insured by Ambac Assurance and not commingle them with city funds; such ad valorem tax revenues are restricted funds and cannot be used for any purpose other than payment in respect of the city’s general obligation bonds; and defendants are prohibited from granting to any party any super-priority status or other interest in such revenues that would impair the bondholders’ or Ambac Assurance’s interests in the revenues.

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, which are listed and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented and updated below:

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012 and amended on August 14, 2012). Defendants filed a motion to dismiss the amended complaint on September 28, 2012, which Ambac Assurance opposed on October 26, 2012. Oral argument was held on February 21, 2013. On June 13, 2013, the court dismissed Ambac Assurance’s contractual claims but not its claims for fraudulent inducement or successor liability. On July 8, 2013, Ambac Assurance filed its notice of appeal. In the interim, fact discovery is ongoing.

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, filed April 16, 2012). Defendants filed a motion to dismiss on July 13, 2012, which Ambac opposed on September 21, 2012. Oral argument was held on May 6, 2013. On July 18, 2013 the court dismissed Ambac Assurance’s claims for indemnification and limited Ambac Assurance’s claim for breach of loan-level warranties to the repurchase protocol, but did not dismiss Ambac Assurance’s other contractual claims or fraudulent inducement claim. On August 21, 2013, defendants filed a notice of appeal, and on August 30, 2013, Ambac Assurance filed a notice of cross-appeal.

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

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, filed on April 15, 2013). Ambac Assurance alleges claims for material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. Ambac Assurance has also asserted alter ego claims against Nomura Holding America, Inc. Defendants filed a motion to dismiss on July 12, 2013, which Ambac Assurance opposed. The court has not yet decided the motion.

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

Information provided below for “Corporate and Other” primarily relates to (i) Fresh Start items, including the discharge of liabilities subject to compromise and fair value adjustments to assets and liabilities (ii) amounts received by Ambac under the Mediation Agreement dated September 21, 2011 (as more fully described in Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K); and (iii) other corporate activities, including interest income on the investment portfolio, including accrual of interest on the Junior Surplus Notes issued by the Segregated Account. Corporate and Other intersegment revenue relates to receipts under the Mediation Agreement. The following table is a summary of financial information by reportable segment for the affected periods:

Successor Ambac – Three Months Ended September 30, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$157,382	$14,144	$126	$—	$171,652
Inter-segment	512	(472)	8,259	(8,299)	—

Total revenues	$157,894	$13,672	$8,385	$(8,299)	$171,652

Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2) (3)	$219,006	$12,812	$(217)	$—	$231,601
Inter-segment	(8,664)	(623)	9,287	—	—

Pre-tax income (loss) from continuing operations	$210,342	$12,189	$9,070	$—	$231,601

Total assets as of September 30, 2013	$28,117,113	$477,111	$39,414	$—	$28,633,638

Net investment income	$51,637	$474	$15	$—	$52,126
Insurance intangible amortization	$37,473	$—	$—	$—	$37,473
Interest expense	$31,281	$536	$—	$—	$31,817
Reorganization items (4)	$—	$—	$4	$—	$4

Successor Ambac – Five Months Ended September 30, 2013	Financial Guarantee (3)	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$317,287	$96,634	$146	$—	$414,067
Inter-segment	911	(846)	13,684	(13,749)	—

Total revenues	$318,198	$95,788	$13,830	$(13,749)	$414,067

Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2)	$343,896	$94,504	$(1,004)	$—	$437,396
Inter-segment	(14,161)	(1,146)	15,307	$—	—

Pre-tax income (loss) from continuing operations	$329,735	$93,358	$14,303	$—	$437,396

Total assets as of September 30, 2013	$28,117,113	$477,111	$39,414	$—	$28,633,638

Net investment income	$77,652	$632	$38	$—	$78,322
Insurance intangible amortization	$62,425	$—	$—	$—	$62,425
Interest expense	$52,057	$904	$—	$—	$52,961
Reorganization items (4)	$—	$—	$428	$—	$428

Predecessor Ambac – Four Months Ended April 30, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$633,010	$7,339	$39	$—	$640,388
Inter-segment	940	(882)	$197,055	(197,113)	—

Total revenues	$633,950	$6,457	$197,094	$(197,113)	$640,388

Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2)	$1,830,165	$3,233	$1,514,635	$—	$3,348,033
Inter-segment	(197,187)	(1,101)	198,288	$—	—

Pre-tax income (loss) from continuing operations	$1,632,978	$2,132	$1,712,923	$—	$3,348,033

Total assets as of April 30, 2013	$28,287,321	$536,711	$29,403	$—	$28,853,435

Net investment income	$115,129	$1,572	$39	$—	$116,740
Interest expense	$29,718	$1,307	$—	$—	$31,025
Reorganization items (4)	$(1,231,550)	$1,505	$(1,515,135)	$—	$(2,745,180)

Predecessor Ambac – Three months ended September 30, 2012	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$230,014	$(33,021)	$169	$—	$197,162
Inter-segment	1,244	(1,197)	—	(47)	—

Total revenues	$231,258	$(34,218)	$169	$(47)	$197,162

Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2)	$196,302	$(35,434)	$(2,828)	$—	$158,040
Inter-segment	2,530	(1,897)	(633)	—	—

Pre-tax income (loss) from continuing operations	$198,832	$(37,331)	$(3,461)	$—	$158,040

Total assets as of September 30, 2012	$26,206,822	$703,945	$37,125	$—	$26,947,892

Net investment income	$81,037	$2,986	$55	$—	$84,078
Interest expense	$21,712	$1,556	$—	$—	$23,268
Reorganization items (4)	$—	$—	$1,252	$—	$1,252

Predecessor Ambac – Nine months ended September 30, 2012	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$587,506	$(72,451)	$282	$—	$515,337
Inter-segment	4,140	(3,986)	645	(799)	—

Total revenues	$591,646	$(76,437)	$927	$(799)	$515,337

Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2)	$(314,598)	$(80,021)	$(7,280)	$—	$(401,899)
Inter-segment	2,845	(3,681)	836	—	—

Pre-tax income (loss) from continuing operations	$(311,753)	$(83,702)	$(6,444)	$—	$(401,899)

Total assets as of September 30, 2012	$26,206,822	$703,945	$37,125	$—	$26,947,892

Net investment income	$276,251	$13,611	$169	$—	$290,031
Interest expense	$83,966	$4,996	$—	$—	$88,962
Reorganization items (4)	$—	$—	$4,480	$—	$4,480

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from continuing operations from unaffiliated customers is net investment income.
(2)	Included in pre-tax income (loss) from continuing operations from unaffiliated customers is interest expense.
(3)	Included in pre-tax income from continuing operations from unaffiliated customers is amortization of intangible asset arising from financial guarantee contracts that were set to fair value upon adoption of Fresh Start. See “Note 7: Financial Guarantee Insurance Contracts,” for additional information.
(4)	Refer to Note 2: Fresh Start Financial Statement Reporting, for a further discussion of Reorganization items.

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Successor Ambac – Three Months Ended September 30, 2013			Predecessor Ambac – Three Months Ended September 30, 2012
	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives
United States	$(25,030)	$50,234	$21,911	$(40,748)	$92,132	$15,845
United Kingdom	(2,789)	15,273	948	(1,060)	14,763	716
Other international	(6,561)	5,442	8,335	(13,502)	6,179	10,879

Total	$(34,380)	$70,949	$31,194	$(55,310)	$113,074	$27,440

	Successor Ambac – Five Months Ended September 30, 2013			Predecessor Ambac – Four Months Ended April 30, 2013			Predecessor Ambac – Nine Months Ended September 30, 2012
	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(49,523)	$96,574	$36,860	$(16,102)	$104,594	$(31,134)	$(165,408)	$235,672	$7,577
United Kingdom	(4,706)	24,113	3,061	10,673	18,071	(5,861)	11,325	55,355	(3,721)
Other international	(14,232)	8,301	42,493	(8,696)	7,335	(23,389)	(21,694)	20,039	8,947

Total	$(68,461)	$128,988	$82,414	$(14,125)	$130,000	$(60,384)	$(175,777)	$311,066	$12,803

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, in particular the presentation of Operating Earnings and Adjusted Book Value, which are not presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying profitability drivers of our business. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial measures and they may differ from similar reporting provided by other companies. Readers of this Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Operating Earnings and Adjusted Book Value are non-GAAP financial measures that adjust for the impact of certain non-recurring or non-economic GAAP accounting requirements and include the addition of certain items that the Company has or expects to realize in the future, but that are not reported under GAAP. We also provide reconciliations to the most directly comparable GAAP measure; Operating earnings to Net income (loss) attributable to common stockholders and Adjusted Book Value to Total Ambac Financial Group, Inc. stockholders’ equity (deficit).

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In this Quarterly Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things, which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2012 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) adverse events arising from the rehabilitation proceedings for the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”), including the failure of the injunctions issued by the Wisconsin rehabilitation court to protect the Segregated Account and Ambac Assurance Corporation (“Ambac Assurance”) from certain adverse actions; (2) litigation arising from the Segregated Account rehabilitation proceedings; (3) decisions made by the rehabilitator of the Segregated Account for the benefit of policyholders may result in material adverse consequences for Ambac’s security holders; (4) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (5) uncertainty concerning our ability to achieve value for holders of Ambac securities; (6) potential of a full rehabilitation proceeding against Ambac Assurance; (7) material changes to the Segregated Account rehabilitation plan or to current rules and procedures governing the payment of permitted policy claims, with resulting adverse impacts; (8) inadequacy of reserves established for losses and loss expenses, including our inability to realize the recoveries or future commutations included in our reserves; (9) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (10) risks relating to determinations of amounts of impairments taken on investments; (11) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (12) market spreads and pricing on derivative products insured or issued by Ambac or its subsidiaries; (13) Ambac’s financial position and the Segregated Account rehabilitation proceedings may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (14) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (15) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, CLOs, public finance obligations and exposures to reinsurers; (16) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (17) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (18) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (19) changes in prevailing interest rates; (20) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (21) changes in accounting principles or practices that may impact

Ambac’s reported financial results; (22) legislative and regulatory developments; (23) operational risks, including with respect to internal processes, risk models, systems and employees; (24) changes in tax laws, tax disputes and other tax-related risks; and (25) other risks and uncertainties that have not been identified at this time.

COMPANY OVERVIEW

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. On May 1, 2013 (the “Effective Date”), the Second Modified Fifth Amended Plan of Reorganization of Ambac (the “Reorganization Plan”) became effective and Ambac emerged from bankruptcy.

Following emergence from bankruptcy, Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

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

Ambac’s financial guarantee business segment was executed through its primary operating subsidiary, Ambac Assurance. Ambac Assurance provided financial guarantees and financial services to clients in both the public and private sectors globally. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio caused downgrades and ultimately rating withdrawals of Ambac Assurance’s financial strength ratings from the independent rating agencies. These losses have prevented Ambac Assurance from being able to write new business. Ambac Assurance is unable to pay dividends, and as a result Ambac’s liquidity has been restricted.

In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. As of September 30, 2013, insurance liabilities for policies allocated to the Segregated Account were $6,130.9 million. These insurance liabilities include loss reserves and loss expense reserves, gross of remediation and reinsurance recoveries. In March 2010, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2012 Form 10-K and to Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item I of this Form 10-Q for further discussion of the Segregated Account.

Ambac’s financial services segment is operated by subsidiaries of Ambac Assurance. This segment provided financial and investment products, including investment agreements, funding conduits, and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. The financial services businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Ambac’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2012. In conjunction with Ambac’s emergence from bankruptcy, Ambac was required to implement fresh start reporting as further described in Note 2 of the Unaudited Consolidated Financial Statements in Part I, Item I of this Form 10-Q. In connection with the implementation of fresh start reporting, we have adopted an additional critical accounting policy related to goodwill as discussed below.

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

We will perform our annual impairment test as of October 1st of each year. Furthermore, we will perform interim impairment tests if we determine events or circumstances changed since the last impairment test that would more likely than not reduce the fair value of the Financial Guarantee reporting unit below its carrying amount. Factors we consider for determining whether an interim impairment test are necessary may include: i) macroeconomic conditions, ii) industry conditions, iii) operating cost factors, iv) company financial performance, v) changes in management, key personnel or strategy, vi) events affecting the composition or carrying amounts of net assets, and vii) a sustained decrease in Ambac’s share price. After making this assessment as of September 30, 2013, we do not believe an interim impairment test is necessary and as a result, no goodwill impairment was recognized.

FINANCIAL GUARANTEES IN FORCE

Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market sector at September 30, 2013 and December 31, 2012. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	Successor Ambac – September 30, 2013	Predecessor Ambac – December 31, 2012
Public Finance (1)	$122,061	$143,018
Structured Finance	34,053	42,359
International Finance	33,077	38,256

Total net par outstanding	$189,191	$223,633

(1)	Includes $2,485 of Puerto Rico net par outstanding at September 30, 2013.

Included in the above net par exposures at September 30, 2013 and December 31, 2012 are $5,207 and $11,282, respectively, of exposures that were executed in credit derivatives form.

As part of its efforts to increase the residual value of its financial guarantee business, Ambac Assurance pursues various loss mitigation strategies, including seeking recovery of paid claims, commencing litigation to recover losses or to mitigate future losses, entering into commutations of policies at discounts to their expected losses, other policy or exposure terminations, and purchasing Ambac-insured securities (collectively “de-risking”). Ambac Assurance considers the cash payment, if any, as well as the potential for lost future premium receipts in its review of the economic impact of such de-risking transactions. The above change in guaranteed net par outstanding includes commutations, terminations, and settlements of $334 million relating to student loan exposure.

Ratings Distribution

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at September 30, 2013 and December 31, 2012 and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at September 30, 2013 and December 31, 2012. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio

Ambac Rating (1)	Successor Ambac – September 30, 2013	Predecessor Ambac – December 31, 2012
AAA	1%	1%
AA	20	22
A	43	44
BBB	20	18
Below investment grade	16	15

Total	100%	100%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. In cases where Ambac Assurance or Ambac UK has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice.

Summary of Below Investment Grade Exposure

Bond Type	Successor Ambac – September 30, 2013	Predecessor Ambac – December 31, 2012
($ in millions)
Public Finance:
Housing (1)	$760	$775
Tax-backed	698	741
Transportation	519	533
General obligation	355	392
Health care	32	11
Other	1,295	1,436

Total Public Finance	3,659	3,888

Structured Finance:
Residential mortgage-backed and home equity—first lien	8,427	9,592
Residential mortgage-backed and home equity—second lien	6,676	7,533
Student loans	4,518	5,331
Structured Insurance	1,648	1,657
Residential mortgage-backed and home equity—other	429	403
Other	557	554

Total Structured Finance	22,255	25,070

International Finance:
Airports	—	1,504
Other	4,387	3,452

Total International Finance	4,387	4,956

Total	$30,301	$33,914

(1)	Includes $487 and $488 of military housing net par at September 30, 2013 and December 31, 2012, respectively.

The decrease in below investment grade exposures are primarily due to (i) reductions to residential mortgage-backed securities during the year as a result of both voluntary prepayments by issuers and claims presented to Ambac Assurance; (ii) maturity of a portion of an international airport exposure resulting in an overall improvement in the credit quality of the remaining exposures; and (iii) principal payments on student loans (including commutation payments by Ambac), partially offset by an increase due to deterioration in certain international lease securitizations.

RESULTS OF OPERATIONS

We follow the accounting prescribed by the Reorganizations Topic of the ASC from the period starting with Ambac’s bankruptcy filing through to our emergence from bankruptcy. Following the Company’s emergence from bankruptcy on May 1, 2013, the consolidated financial statements reflect the application of fresh start reporting (“Fresh Start”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock, and fair value adjustments. The effects of the reorganization and Fresh Start adjustments are recorded in Predecessor Ambac’s Consolidated Statement of Total Comprehensive Income for the period ended April 30, 2013. The financial results of the Company for the periods from May 1, 2013 are referred to as “Successor” and the financial results for the periods through April 30, 2013 (“Fresh Start Reporting Date”) are referred to as “Predecessor.” The 2013 Successor Period and the 2013 Predecessor Period are distinct reporting periods. The effects of emergence and Fresh Start had a material impact on the comparability of our results of operations between these periods, as discussed below. However, certain references to 2013 results of operations combine the two periods when amounts are comparable to 2012 in order to enhance the analysis of such information. The significant Fresh Start items impacting comparability are as follows:

Investment Income: As required under Fresh Start, the amortized cost basis of Ambac’s fixed income securities were adjusted to fair value as of the Fresh Start Reporting Date. This resulted in an overall increase in the amortized cost of fixed income securities and offsetting decrease in Accumulated Other Comprehensive Income of $826.6 million. Premiums and discounts are amortized or accreted over the remaining term of the securities using the effective interest method. As a result of Fresh Start, the net unamortized discount in the portfolio decreased on the Fresh Start Reporting Date by the amount of the increase to amortized cost described above, which impacted the amount of premium amortization and discount accretion reflected in net investment income of Successor Ambac.

Interest Expenses: As required under Fresh Start, surplus notes issued by Ambac Assurance and the Segregated Account and the related accrued interest on such notes were adjusted to fair value as of the Fresh Start Reporting Date. This resulted in an overall increase in the carrying value of debt and accrued interest by $767.9 million. Discounts to the face value of debt are accreted through interest expense based on the projected cash flows of the instruments using the effective interest method. As a result of Fresh Start, the unamortized discounts on surplus notes have decreased and the future cash flows have been re-projected, both of which impacted the amount of discount accretion recognized in interest expense for Successor Ambac.

Operating Expenses—Deferred Acquisition Costs: As required under Fresh Start, deferred acquisition costs have been written off as of the Fresh Start Reporting Date and accordingly amortization of such costs will not be reflected in Successor Ambac’s net income.

Insurance Intangible Amortization: Pursuant to the business combinations guidance for insurance entities in Financial Services—Insurance Topic of the ASC, insurance and reinsurance assets and liabilities continue to be measured in accordance with existing accounting policies and an intangible asset is recorded representing the difference between the fair value and carrying value of these insurance and reinsurance assets and liabilities. As a result, the balance sheet carrying values of our financial guarantee insurance and reinsurance contracts have not been adjusted; these line items primarily comprise premiums receivable, reinsurance recoverable on paid and unpaid losses, unearned premiums, deferred ceded premium, subrogation recoverable, losses and loss expense reserve, and ceded premiums payable. Refer to Note 8 of the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for a discussion of the valuation methodology used to estimate fair value for financial guarantee insurance contracts. Subsequent to the Fresh Start Reporting Date, the insurance intangible asset is amortized into expense on a basis consistent with the satisfaction of financial guarantee insurance or reinsurance obligations.

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

A summary of our financial results for 2013 and 2012 is shown below:

	Successor Ambac –	Predecessor Ambac –
Quarterly Information ($ in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Revenues:
Net premiums earned	$70.9	$113.1
Net investment income	52.1	84.1
Net other-than-temporary impairment losses	(38.0)	(0.4)
Net realized investment (losses) gains	(10.3)	3.2
Change in fair value of credit derivatives	31.2	27.4
Derivative product revenues	12.4	(36.0)
Other income	(1.8)	(0.4)
Income on variable interest entities	55.1	6.1
Expenses:
Loss and loss expenses	(154.3)	(18.7)
Insurance intangible amortization	37.5	—
Underwriting and operating expenses	25.0	33.3
Interest expense	31.8	23.3
Reorganization items	—	1.3
Provision for income taxes	0.6	0.7
Less: Net income (loss) attributable to the Noncontrolling interest	—	(0.2)

Net income (attributable to common shareholders)	$231.0	$157.4

	Successor Ambac –	Predecessor Ambac –
Year-to-date information ($ in millions)	Five Months Ended September 30, 2013	Four Months Ended April 30, 2013	Nine Months Ended September 30, 2012

Revenues:
Net premiums earned	$129.0	$130.0	$311.1
Net investment income	78.3	116.7	290.0
Net other-than-temporary impairment losses	(40.0)	(0.5)	(5.8)
Net realized investment gains	8.2	53.3	70.6
Change in fair value of credit derivatives	82.4	(60.4)	12.8
Derivative product revenues	96.1	(33.7)	(113.1)
Net realized losses on extinguishment of debt	—	—	(177.7)
Other income	0.4	8.4	100.5
Income on variable interest entities	59.7	426.6	26.9
Expenses:
Loss and loss expenses	(180.4)	(38.1)	720.3
Insurance intangible amortization	62.4	—	—
Underwriting and operating expenses	41.3	44.6	103.4
Interest expense	53.0	31.0	89.0
Reorganization items	0.4	(2,745.2)	4.5
Provision for income taxes	1.1	0.8	0.8
Less: Net loss attributable to the Noncontrolling interest	(0.4)	(1.7)	(2.4)

Net income (attributable to common shareholders)	$436.7	$3,349.0	$(400.3)

The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for all periods in the three and nine months ended September 30, 2013 and 2012 and its financial condition as of September 30, 2013 and December 31, 2012.

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

As noted above, as a result of Fresh Start, insurance and reinsurance assets and liabilities continue to be measured in accordance with existing accounting policies and an intangible asset is recorded representing the difference between fair value and carrying value of these insurance and reinsurance assets and liabilities. Net premiums earned for the three months ended September 30, 2013 were $70.9 million as compared to $113.1 million for the three months ended September 30, 2012. Net premiums earned for the nine months ended September 30, 2013 decreased by $52.1 million as compared to net premiums earned for the nine months ended September 30, 2012 of $311.1 million. Structured Finance net premiums earned were adversely affected by the uncollectability of premium receivables. For the three months ended September 30, 2013 Structured Finance net premiums earned related to these uncollectable amounts were $13.3 million as compared to ($1.4) million for the three months ended September 30, 2012. Structured Finance net premiums earned relating to these uncollectable amounts for the nine months ended September 30, 2013 increased by $0.1 million as compared to the nine months ended September 30, 2012 of $13.8 million. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market sector:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Public Finance	$33.0	$37.9
Structured Finance	(0.5)	20.0
International Finance	18.7	20.8

Total normal premiums earned	51.2	78.7
Accelerated earnings	19.7	34.4

Total net premiums earned	$70.9	$113.1

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Five Months Ended September 30, 2013	Four Months Ended April 30, 2013	Nine Months Ended September 30, 2012
Public Finance	$56.6	$47.9	$116.2
Structured Finance	8.3	20.3	44.9
International Finance	31.4	25.4	64.0

Total normal premiums earned	96.3	93.6	225.1
Accelerated earnings	32.7	36.4	86.0

Total net premiums earned	$129.0	$130.0	$311.1

The following table provides a breakdown of accelerated earnings by market sector:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Public Finance	$16.3	$33.8
Structured Finance	1.5	0.5
International Finance	1.9	0.1

Total accelerated earnings	$19.7	$34.4

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Five Months Ended September 30, 2013	Four Months Ended April 30, 2013	Nine Months Ended September 30, 2012
Public Finance	$27.2	$32.6	$78.9
Structured Finance	4.4	3.8	(4.3)
International Finance	1.1	—	11.4

Total accelerated earnings	$32.7	$36.4	$86.0

Net Investment Income. As noted above, as a result of Fresh Start, the amount of premium amortization and discount accretion reflected in net investment income for Successor Ambac have been impacted by the resetting of the amortized cost basis for fixed income securities to fair value at the Fresh Start Reporting Date. Fresh Start adjustments increased the overall amortized cost basis and decreased the effective yield of the portfolio for Successor Ambac. The following table provides details of net investment income by segment for the periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Financial Guarantee	$51.6	$81.0
Financial Services	0.5	3.0
Corporate	—	0.1

Total net investment income	$52.1	$84.1

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Five Months Ended September 30, 2013	Four Months Ended April 30, 2013	Nine Months Ended September 30, 2012
Financial Guarantee	$77.7	$115.1	$276.2
Financial Services	0.6	1.6	13.6
Corporate	—	—	0.2

Total net investment income	$78.3	$116.7	$290.0

For the Successor Ambac period from May 1 through September 30, 2013, Financial Guarantee net investment income generally reflects current market yields for securities in the portfolio, given that the amortized cost bases of securities were reset to fair value at the Fresh Start Reporting Date. Portfolio yields for Predecessor Ambac in 2013 benefitted from the continued shift toward higher yielding assets, including Ambac-wrapped securities purchased as part of the company’s loss remediation strategy. The average invested asset base for Predecessor Ambac in 2013 was lower than for the 2012 periods presented as receipts of installment premiums and investment receipts were more than offset by the resumption of partial claim payments on Segregated Account policies, payments made to commute certain financial guarantee exposures and the repurchase of surplus notes in the second quarter of 2012.

Financial Services investment income continues to decline, driven primarily by a smaller portfolio of investments in the investment agreement business. The investment portfolio continues to decrease as investment agreements runoff, or when intercompany loans from Ambac Assurance are repaid.

Corporate investment income relates to the investments from Ambac’s investment portfolio.

Net Other-Than-Temporary Impairment Losses. Net other-than-temporary impairment losses recorded in earnings include only the credit related impairment amounts to the extent management does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the amortized cost basis. Non-credit related impairment amounts are recorded in other comprehensive income. Alternatively, the non-credit related impairment is reported through earnings as part of net other-than-temporary impairment losses if management intends to sell the securities or it is more likely than not that the Company will be required to sell before recovery of amortized cost less any current period credit impairment.

Successor Ambac’s net other-than-temporary impairments generally relate to the company’s intent to sell certain securities that are in an unrealized loss position as of September 30, 2013. Net other-than-temporary impairments for 2012 resulted primarily from adverse changes to projected cash flows on Ambac-wrapped securities and from credit impairments on certain other non-agency RMBS securities. Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated effective date of the Segregated Account Rehabilitation Plan and the resumption of claim payments with respect to Segregated Account policies have periodically resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

Net Realized Investment (Losses) Gains. The following table provides a breakdown of net realized (losses) gains for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—Three Months Ended September 30, 2013:
Net (losses) gains on securities sold or called	$(4.6)	$1.3	$—	$(3.3)
Foreign exchange (losses)	(7.0)	—	—	(7.0)

Total net realized (losses) gains	$(11.6)	$1.3	$—	$(10.3)

Predecessor Ambac—Three months ended September 30, 2012:
Net gains on securities sold or called	$3.4	$—	$—	$3.4
Foreign exchange (losses)	(0.2)	—	—	(0.2)

Total net realized gains	$3.2	$—	$—	$3.2

Successor Ambac—Five Months Ended September 30, 2013:
Net gains on securities sold or called	$10.3	$1.4	$—	$11.7
Foreign exchange (losses)	(3.5)	—	—	(3.5)

Total net realized gains	$6.8	$1.4	$—	$8.2

Predecessor Ambac—Four Months Ended April 30, 2013:
Net gains on securities sold or called	$7.2	$39.9	$—	$47.1
Foreign exchange gains	6.2	—	—	6.2

Total net realized gains	$13.4	$39.9	$—	$53.3

Predecessor Ambac—Nine months ended September 30, 2012:
Net gains on securities sold or called	$43.9	$27.1	$—	$71.0
Foreign exchange (losses)	(0.4)	—	—	(0.4)

Total net realized gains	$43.5	$27.1	$—	$70.6

The net gains during the four months ended April 30, 2013 are primarily the result of recoveries from the settlement of litigation associated with investment securities that were written-off in 2002 and 2003. No significant future recoveries on these securities are expected.

Change in Fair Value of Credit Derivatives. The fair value of credit derivatives were not impacted by the adoption of Fresh Start. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The gain from change in fair value of credit derivatives for the three months ended September 30, 2013 was $31.2 million as compared to the gain of $27.4 million reported for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the gain from change in fair value of credit derivatives increased by $9.2 million compared to the gain reported for the nine months ended September 30, 2012 of $12.8 million. The change in fair value of credit derivatives for each of the periods presented included improvement in reference obligation prices, gains associated with runoff of the portfolio and credit derivative fees earned, net of the impact of incorporating the Ambac CVA. The CVA changes each period are based on observed changes in the fair value of Ambac Assurance’s direct and guaranteed obligations. Reductions to the CVA resulted in losses within the overall change in fair value of credit derivative liabilities of $3.4 million, $18.0 million and $160.9 million for the three months ended September 30, 2013, five months ended September 30, 2013 and four months ended April 30, 2013, respectively. Reductions to the CVA resulted in losses within the overall change in fair value of credit derivative liabilities of $45.5 million and $224.8 million for the three and nine months ended September 30, 2012, respectively.

Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Included in results for the five months ended September 30, 2013 were fees received of $4.7 million associated with terminated transactions. Excluding the impact of these termination fees, the declines over time are due to reduced premium receipts resulting from continued runoff of the credit derivative portfolio. There were no loss or settlement payments in the periods presented.

Unrealized gains (losses) on credit derivative contracts reflect the impact of all other factors of the overall change in fair value of credit derivatives noted above. See Note 8 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of September 30, 2013 and December 31, 2012:

($ in millions)	Successor Ambac – September 30, 2013	Predecessor Ambac – December 31, 2012
Mark-to-market liability of credit derivatives, excluding CVA	$285.1	$474.8
CVA on credit derivatives	(82.4)	(261.2)

Net credit derivative liability at fair value	$202.7	$213.6

Derivative Product Revenues. Derivative product revenues were not impacted by the adoption of Fresh Start. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative product revenues for the three months ended September 30, 2013 were $12.4 million as compared to a net loss of $(36.0) million for the three months ended September 30, 2012. Derivative product revenues for the nine months ended September 30, 2013 increased by $175.5 million compared to losses reported for the nine months ended September 30, 2012 of $(113.2) million. The net loss for the three months ended September 30, 2012 primarily resulted from a realized loss related to the negotiated termination of a derivative asset. For all other periods presented, results in derivative product revenues for the periods presented were driven by mark-to-market gains (losses) in the portfolio caused by rising (falling) interest rates during the periods, net of the impact of credit valuation adjustments as discussed below.

The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $(1.1) million, $(31.6) million and $(26.7) million for the three months ended September 30, 2013, five months ended September 30, 2013 and four months ended April 30, 2013, respectively; compared to $(5.3) million and $(11.6) million for the three and nine months ended September 30, 2012, respectively. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality as well as the amount of underlying liabilities, which generally decline as interest rates increase. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excludes credit derivatives) as of September 30, 2013 and December 31, 2012:

($ in millions)	Successor Ambac – September 30, 2013	Predecessor Ambac – December 31, 2012
Derivative products mark-to-market liability, excluding CVA	$178.3	$313.5
CVA on derivative products portfolio	(63.5)	(121.9)

Net derivative products portfolio liability at fair value	$114.8	$191.6

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

Other (Loss) Income. Other (loss) income was not impacted by the adoption of Fresh Start. Other (loss) income is primarily comprised of non-investment related foreign exchange gains and losses, deal structuring, commitment, consent and waiver fees. In the nine months ended September 30, 2012, Other (loss) income also included mark-to-market gains relating to options to call certain Ambac Assurance surplus notes. These call options were exercised during 2012. Other (loss) income for the three months ended September 30, 2013 was ($1.8) million as compared to ($0.4) million for the three months ended September 30, 2012. Other income for the nine months ended September 30, 2013 decreased by $91.8 million compared to gains reported for the nine months ended September 30, 2012 of $100.6 million. Other income for the nine months ended September 30, 2012 primarily resulted from mark-to-market gains of $100.7 million, related to Ambac’s option to call $500 million par of bank surplus notes which were free-standing derivatives for accounting purposes. Such options were exercised in June 2012. Changes in fair value of these options through the date of exercise are reported within Other (loss) income. Other (loss) income for 2013 primarily resulted from foreign exchange losses, offset by consent and waiver fees.

Income on Variable Interest Entities. Income on variable interest entities was not significantly impacted by the adoption of Fresh Start. Refer to Note 2 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for information on the impact of Fresh Start on Variable Interest Entities. Included within Income on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC, including gains or losses attributable to consolidating or deconsolidating VIEs during the period reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows from (to) the VIEs which is attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums and fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation.

Income on variable interest entities was $55.1 million and $6.1 million for the three months ended September 30, 2013 and 2012, respectively. Income on variable interest entities increased $459.4 million for the nine months ended September 30, 2013 from $26.9 million for the nine months ended September 30, 2012. Results for the three and five month periods ended September 30, 2013 reflect increases to the fair value of net assets related primarily due to an increase in the CVA applied to certain VIE note liabilities that include significant projected financial guarantee claims. Income on variable interest entities for the four months ended April 30, 2013 includes a VIE consolidation gain of $385.3 million, representing the difference between net assets of the VIE at fair value as of the consolidation date and the previous carrying value of Ambac’s net insurance liabilities associated with the VIE. The newly consolidated VIE contained primarily non-financial intangible assets which are carried at amortized cost subsequent to the consolidation date, while its note liabilities are carried at fair value with changes in value reported through earnings. The different accounting models applicable to this VIE’s assets and liabilities may result in significant volatility period to period. Additionally, the four months ended April 30, 2013 included gains associated with longer estimated lives of certain transactions and the resultant increase in projected positive net cash flows from the VIEs to Ambac in the form of financial guarantee premiums. Income on variable interest entities for the three and nine months ended September 30, 2012 reflects the positive change in the fair value of net assets of VIEs during the periods. Refer to Note 4 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information on the accounting for VIEs.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. As noted above, as a result of Fresh Start, insurance and reinsurance assets and liabilities continue to be measured in accordance with existing accounting policies and an intangible asset is recorded representing the difference between fair value and carrying value of these insurance and reinsurance assets and liabilities. Losses and loss expenses for the three months ended September 30, 2013 were ($154.3) million as compared to ($18.7) million for the three months ended September 30, 2012. The following provides details for losses incurred for the periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
RMBS	$(102.3)	(210.2)
Student Loans	(105.6)	58.4
Domestic Public Finance	44.5	11.4
All other credits	(13.2)	114.5
Loss Expenses	22.3	7.2

Totals	$(154.3)	$(18.7)

	Successor Ambac	Predecessor Ambac
($ in millions)	Five Months Ended September 30, 2013	Four Months Ended April 30, 2013	Nine months ended September 30, 2012
RMBS	$(15.6)	$(241.1)	49.1
Student Loans	(125.2)	35.4	(38.5)
Domestic Public Finance	34.1	45.6	230.5
All other credits	(80.9)	111.9	408.1
Loss Expenses	7.2	10.1	71.1

Totals	$(180.4)	$(38.1)	720.3

The decreases were driven primarily by lower estimated losses for guarantees of student loans, RMBS and international transactions, offset by an increase in public finance transactions and asset-based securities.

Please refer to the Loss Reserves section located in Note 7 of the Consolidated Financial Statements located in Item 1 of this Form 10-Q for further background information on loss reserves.

The losses and loss expense reserves, net of reinsurance as of September 30, 2013 and December 31, 2012 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,336.7 million and $2,497.2 million, respectively. Please refer to “Balance Sheet” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and to Note 7 of the Consolidated Financial Statements in Item 1 of this Form 10-Q for further background information on the change in estimated recoveries.

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Claims recorded (1)	$189.3	$442.4
Subrogation Received	(78.1)	(72.2)

Net Claims Recorded	$111.2	$370.2

	Successor Ambac	Predecessor Ambac
($ in millions)	Five Months Ended September 30, 2013	Four Months Ended April 30, 2013	Nine months ended September 30, 2012
Claims recorded (1)	$328.3	$403.4	$1,353.1
Subrogation Received	(137.0)	(160.4)	(135.3)

Net Claims Recorded	$191.3	$243.0	$1,217.8

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

As of September 30, 2013 and December 31, 2012, respectively, $3,867.5 million and $3,388.1 million of Segregated Account claims remain unpaid.

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

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Underwriting and operating:
Gross Operating Expenses	$24.3	$26.1
Reinsurance commissions, net	0.7	0.5
Amortization of deferred acquisition costs	—	6.7

Total	$25.0	$33.3

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Five Months Ended September 30, 2013	Four Months Ended April 30, 2013	Nine Months Ended September 30, 2012
Underwriting and operating:
Gross Operating Expenses	$40.0	$37.8	$81.2
Reinsurance commissions, net	1.3	0.3	3.6
Amortization of deferred acquisition costs	—	6.5	18.6

Total	$41.3	$44.6	$103.4

Gross underwriting and operating expenses for the three months ended September 30, 2013 were $24.3 million as compared to $26.1 million for the three months ended September 30, 2012. The decrease is primarily due to lower compensation and consulting costs, partially offset by higher insurance costs. Gross operating expenses for the nine months ended September 30, 2013 decreased by $3.4 compared to gross operating expenses reported for the nine months ended September 30, 2012 of $81.2 million. The decrease was primarily due to lower consulting and legal expenses.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisors. Expenses incurred in connection with legal and consulting services provided for the benefit of OCI amounted to $1.8 million, $3.2 million and $3.3 million for the three and five months ended September 30, 2013 and four months ended April 30, 2013, respectively as compared to $2.9 million and $8.9 million for the three and nine months ended September 30, 2012, respectively. Future expenses may include a significant amount of advisory costs for the benefit of OCI that are outside the control of Ambac’s management.

Interest Expense. Interest expense includes accrued interest and accretion of the discount on surplus notes issued by Ambac Assurance and the Segregated Account, interest expense relating to investment agreements and interest expense related to a secured borrowing transaction. As noted above, as a result of Fresh Start, the unamortized discounts on surplus notes have decreased by resetting the carrying value to fair value at the Fresh Start Reporting Date and future cash flows on the surplus notes have been re-projected. Both of these items have impacted the amount of discount accretion recognized in interest expense for Successor Ambac. Accretion of surplus note discounts included within overall interest expense was $12.1 million, $20.5 million and $5.1 million for the three and five months ended September 30, 2013, and four months ended April 30, 2013, respectively as compared to $2.9 million and $10.2 million for the three and nine months ended September 30, 2012 respectively. The following table provides details by type of obligation for the periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Interest expense:
Surplus notes	$31.2	$21.2
Investment agreements	0.5	1.5
Secured borrowing	0.1	0.6

Total	$31.8	$23.3

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Five Months Ended September 30, 2013	Four Months Ended April 30, 2013	Nine Months Ended September 30, 2012
Interest expense:
Surplus notes	$51.9	$29.5	$82.1
Investment agreements	0.9	1.3	5.0
Secured borrowing	0.2	0.2	1.9

Total	$53.0	$31.0	$89.0

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

Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. The following table presents reorganization fees for all periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Reorganization items:
Professional advisory fees	$—	$1.3
Fresh Start Adjustments	—	—

Total	$—	$1.3

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Five Months Ended September 30, 2013	Four Months Ended April 30, 2013	Nine Months Ended September 30, 2012
Reorganization items:
Professional advisory fees	$0.4	$4.5	$4.5
Fresh Start Adjustments	—	(2,749.7)	—

Total	$0.4	($2,745.2)	$4.5

Provision for Income Taxes. The provision for income taxes was not impacted by the adoption of Fresh Start. The provision for income taxes for the three months ended September 30, 2013 was $0.6 million as compared to $0.7 million for the three months ended September 30, 2012. The provision for income taxes for the nine months ended September 30, 2013 increased by $1.1 million compared to the provision for income taxes reported for the nine months ended September 30, 2012 of $0.8 million. For all periods, the income tax expense was related predominantly to pre-tax profits in Ambac UK’s Italian branch, which can not be offset by losses in other jurisdictions. The income tax for the four months ended April 30, 2013 also includes a provision for New York State/New York City alternative minimum tax obligations.

Non-GAAP Financial Measures

In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company reports two non-GAAP financial measures: Operating Earnings and Adjusted Book Value. A non-GAAP financial measure is a numerical measure of financial performance or financial position that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying profitability drivers of our business and the impact of certain items that the Company believes will reverse from GAAP book value over time through the GAAP statements of comprehensive income. Operating Earnings and Adjusted Book Value are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.

The following paragraphs define each non-GAAP financial measure and describe why it is useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is also presented below.

Operating Earnings. Operating Earnings eliminates the impact of certain GAAP accounting requirements and includes certain items that the Company has realized or expects to realize in the future, but that are not reported under GAAP. Operating earnings is defined as net income attributable to common shareholders, as reported under GAAP, adjusted on an after-tax basis for the following:

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

•

Elimination of the amortization of the financial guarantee insurance intangible asset and impairment of goodwill that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. The amount reported in net income attributable to common shareholders represents the amortization of Fresh Start adjustments relating to financial guarantee contracts. These adjustments will ensure that all financial guarantee segment contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC.

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

•

Elimination of the gains (losses) on call options on certain surplus notes of Ambac Assurance. Under GAAP accounting, Ambac recorded only a portion of its call options as derivatives. This adjustment allows for all such call options to be accounted for consistently. All call options were either exercised or expired in June 2012. Gains (losses) on call option exercises are not being adjusted for within operating earnings, consistent with other gains and losses.

•	Elimination of non-recurring GAAP Fresh Start reporting adjustments.

The following table reconciles net income attributable to common shareholders to the non-GAAP measure, Operating Earnings, for all periods presented:

	Successor Ambac –	Predecessor Ambac –
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Net income attributable to common shareholders	$231.0	$157.5
Adjustments:
Non-credit impairment fair value gain on credit derivatives	(8.5)	(45.3)
Effect of consolidating financial guarantee VIEs	(48.7)	4.7
Insurance intangible amortization	37.5	—
Foreign exchange gain from re-measurement of premium receivables and loss and loss expense reserves	(19.0)	(8.6)
Fair value loss on derivatives from Ambac CVA	1.1	5.3

Operating Earnings	$193.4	$113.6

	Successor Ambac –	Predecessor Ambac –
	Five Months Ended September 30, 2013	Four Months Ended April 30, 2013	Nine Months Ended September 30, 2012

Net income attributable to common shareholders	$436.7	$3,349.0	$(400.3)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(58.6)	71.6	(9.6)
Effect of consolidating financial guarantee VIEs	(64.0)	(413.7)	2.8
Insurance intangible amortization	62.4	—	—
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	(11.6)	11.3	(8.9)
Fair value loss on derivative products from Ambac CVA	31.6	26.7	11.6
Mark-to-market gain on stand alone derivative surplus note calls	—	—	(100.7)
Fresh Start accounting adjustments	—	(2,749.7)	—

Operating Earnings	$396.5	$295.2	$(505.1)

The effects of Ambac’s emergence from bankruptcy and Fresh Start had a material impact on the comparability of Operating Earnings between the periods presented. Refer above for discussion of the significant Fresh Start items impacting comparability of both quarterly and year-to-date Operating Earnings. Operating Earnings for the three months ended September 30, 2013 was $193.4 million, an increase of $79.8 million from $113.6 million in the three months ended September 30, 2012. The variance is primarily due to a greater benefit in loss and loss expenses, and higher derivative product revenues, partially offset by lower total net investment income, lower net premiums earned and higher other than temporary impairment losses.

Adjusted Book Value. Adjusted Book Value eliminates the impact of certain GAAP accounting requirements and includes the addition of certain items that the Company has realized or expects to realize in the future, but that are not reported under GAAP. Adjusted Book Value is defined as Total Ambac Financial Group, Inc. stockholders’ equity (deficit) as reported under GAAP, adjusted for after-tax impact of the following:

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

Ambac has a significant tax net operating loss (“NOL”) that is offset by a full valuation allowance in the GAAP consolidated financial statements. As a result, for purposes of Adjusted Book Value, we utilized a 0% effective tax rate. We maintain a full valuation allowance against our deferred tax asset and recognition of the value of the NOL would be reflected in Adjusted Book Value considering all the facts and circumstances as of the relevant reporting date.

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity (deficit) to the non-GAAP measure Adjusted Book Value for all periods presented:

	Successor Ambac –			Predecessor Ambac – December 31, 2012
	September 30, 2013	June 30, 2013 Revised	June 30, 2013 As Reported

Total Ambac Financial Group, Inc. stockholders’ equity (deficit)	$611.4	$287.2	$287.2	$(3,907.5)
Adjustments:
Non-credit impairment fair value losses on credit derivatives	180.0	188.5	188.5	167.1
Effect of consolidating financial guarantee variable interest entities	(653.7)	(594.4)	(481.2)	(146.6)
Insurance intangible asset and goodwill	(2,135.5)	(2,136.1)	(2,136.1)	—
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(63.5)	(64.6)	(64.6)	(121.9)
Net unearned premiums and fees in excess of expected losses	1,525.8	1,690.3	1,690.3	1,818.7
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	37.1	91.0	91.0	(651.3)

Adjusted Book Value	$(498.4)	$(538.1)	$(424.9)	$(2,841.5)

The effects of Ambac’s emergence from bankruptcy and Fresh Start had a material impact on the comparability of Adjusted Book Value prior to and after the Fresh Start Date of April 30, 2013. Refer above for discussion of the significant Fresh Start items impacting comparability.

Adjusted Book Value of ($538.1) million as of June 30, 2013 reflects a ($113.2) million revision to the previously reported amount of ($424.9) million in Ambac’s June 30, 2013 Form 10-Q. This revision relates to a previously omitted adjustment associated with conforming the Adjusted Book Value treatment of a newly consolidated VIE to that of other variable interest entities. The Adjusted Book Value increase from June 30, 2013 to September 30, 2013 of $39.7 million was driven by Operating Earnings for the three months ended September 30, 2013 partially offset by reductions in unearned premiums in excess of expected losses previously recognized in Adjusted Book Value. The reductions in unearned premiums in excess of expected losses recognized in Adjusted Book Value occurred due to premiums earned in the third quarter 2013 and to higher expected losses on certain financial guarantee contracts as of September 30, 2013.

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

The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus within Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account and, to the extent allowable under a prescribed accounting practice by OCI, the Segregated Account. Pursuant to this prescribed practice, the results of the Segregated Account are not included in Ambac Assurance’s statutory financial statements if Ambac Assurance’s surplus is (or would be) less than $100 million (“Minimum Surplus Amount”). Maintaining the Minimum Surplus Amount will result in a reduction in the liabilities assumed by Ambac Assurance from the Segregated Account. Please refer to Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K for additional information on the establishment of the Segregated Account as well as the operative documents between Ambac Assurance and the Segregated Account.

Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $501.7 million and $1,137.0 million at September 30, 2013, respectively, as compared to $100.0 million and $628.3 million at December 31, 2012, respectively. The Segregated Account’s statutory policyholder surplus amount, which is included in Ambac Assurance’s policyholder surplus, was $442.9 million and $(61.8) million as of September 30, 2013 and December 31, 2012, respectively. At December 31, 2012, Ambac Assurance’s surplus as regards to policyholders was at the Minimum Surplus Amount and therefore $163.7 million of the Segregated

Account’s insurance liabilities were not assumed by Ambac Assurance under an aggregate excess of loss reinsurance agreement (the “Reinsurance Agreement”). In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Secured Note (as defined in Note 1 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q) and Reinsurance Agreement. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance. Ambac Assurance’s increase in policyholder surplus was primarily due to statutory net income, including realized capital gains on sales of investment securities and improvements in the fair value investments carried at fair value. These improvements in policyholder surplus were partially offset by an increase in the liabilities assumed by Ambac Assurance from the Segregated Account for losses on policies allocated to the Segregated Account due to Ambac Assurance exceeding the Minimum Surplus Amount in 2013 and an increase in mandatory contingency reserves.

Ambac Assurance’s statutory policyholder surplus includes $1,641.9 million surplus and junior surplus notes issued to various parties (including $350 million of junior surplus notes issued to Ambac in May 2013). These surplus notes and junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations of Ambac Assurance that must be satisfied prior to Ambac realizing residual value from Ambac Assurance.

Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development (inclusive of Segregated Account reserves), (ii) declaration by the Rehabilitator of interest accruals on deferred claims for policies allocated to the Segregated Account, (iii) approval by OCI of interest payments on existing Surplus Notes issued by Ambac Assurance or the Segregated Account, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increases statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (iv) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (v) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (vi) prescribed SAP practices by the OCI. In October 2013, Ambac Assurance had first time payment defaults on certain general account policies that will cause its statutory loss reserves to increase and statutory surplus to be reduced by approximately $570 million. We currently have contingency reserves in similar amounts and expect to request a release of these amounts from the OCI. We cannot predict whether the OCI will approve such requests.

The Segregated Account’s increase in policyholder surplus was primarily due to (i) Junior Surplus Notes of $350 million issued to Ambac in May 2013 and (ii) an increase in the liabilities assumed by Ambac Assurance from the Segregated Account for losses on policies allocated to the Segregated Account due to Ambac Assurance exceeding the Minimum Surplus Amount in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its current cash and investments of $38.5 million at September 30, 2013, as well as expense sharing and other arrangements with Ambac Assurance as described below. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K), Ambac Assurance is required, under certain circumstances, to make payments to the Company with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain costs and expenses. Any expected receipts with regards to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011, which amount to approximately $51.6 million as of September 30, 2013. Such NOLs are expected to increase in the fourth quarter of 2013 as a result of statutory losses as described above in Ambac Assurance Statutory Basis Financial Results. See Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K for descriptions of the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore the aforementioned payments and reimbursements will be Ambac’s principal source of funds in the near term. The principal uses of liquidity are the payment of operating expenses. Any contingencies could cause material liquidity strains. In the third quarter of 2013, Ambac paid approximately $14 million in professional advisory fees, which represents the balance due for services performed while Ambac was in bankruptcy proceedings.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, principal and interest payments from investments, sales of investment securities, proceeds from repayment of affiliate loans, claim and reinsurance recoveries, and RMBS subrogation recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac

Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus notes principal and interest payments, and additional loans to affiliates. Interest and principal payments on surplus notes, as well as the level of claims paid, are subject to the judgment and approval of Ambac Assurance’s insurance regulator, which has full discretion over deferral of payments regardless of the liquidity position of Ambac Assurance.

Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a specified level of cash and short-term investments at all times.

Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not paid from the commencement of the Segregated Account Rehabilitation Proceedings until the third quarter of 2012. As further described in Note 1 in Part II, Item 8 of Ambac’s 2012 Form 10-K and in Note 1 in Part I, Item 1 of this Form 10-Q, on or about September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. As described in Note 1, the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments with respect to certain insured securities. During the period ended September 30, 2013, the Segregated Account paid $71.6 million. Permitted policy claims will be a future use of liquidity. Requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on the first three scheduled interest payment dates of June 7, 2011, 2012 and 2013 were disapproved by OCI.

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

Our ability to recover RMBS subrogation recoveries and other subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially. Ambac Assurance received subrogation of $299 million during the nine months ended September 30, 2013. Refer to Footnote 7 of the unaudited financial statements included in Part 1, Item 1 of this Form 10Q for further information on expected future subrogation.

A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amounted to $472.4 million as of September 30, 2013. However, the court supervising the rehabilitation of the Segregated Account has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payments on investment and repurchase agreement obligations; payments on intercompany loans; payments under derivative contracts (primarily interest rate swaps and US Treasury futures); collateral posting; and operating expenses. Management believes that its Financial Services’ short and long-term liquidity needs can be funded from net investment coupon receipts; the maturity of invested assets; sales of invested assets; intercompany loans from Ambac Assurance; and receipts from derivative contracts.

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

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of September 30, 2013 were issued in connection with either municipal bonds or structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of September 30, 2013, Ambac had $314.4 million of contingent withdrawal investment agreements related to CLNs and $45.7 million related to municipal bonds. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. Additionally, management performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

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

Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, at September 30, 2013 Ambac posted collateral of $373.0 million in connection with its outstanding investment agreements.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges most of the related risks of these instruments, as well as interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, which include collateral support agreements. Under these agreements, AFS is required to post collateral to a swap dealer to cover unrealized losses. In addition, AFS is often required to post independent amounts of collateral in excess of the amounts needed to cover unrealized losses. AFS also hedges interest rate risk with financial futures contracts which require it to post margin with its futures clearing merchant. All AFS derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If additional terminations were to occur, AFS would be required to make termination payment but would also receive a return of collateral in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require AFS to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral and margin posted by AFS totaled a net amount of $140.3 million, including independent amounts, under these contracts at September 30, 2013.

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

The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Successor Ambac reduced its derivative liabilities by $145.9 million at September 30, 2013, and Predecessor Ambac reduced its derivative liabilities by $383.1 million at December 31, 2012, to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of September 30, 2013 is a function of (i) lower underlying derivative liabilities before considering Ambac credit quality and (ii) the market’s view that Ambac’s credit quality has improved during 2013.

Total assets increased by approximately $1.5 billion from December 31, 2012 (Predecessor Ambac) to $28.6 billion at September 30, 2013 (Successor Ambac). The increase is primarily a result of (i) Fresh Start adjustments of $1.9 billion and (ii) higher invested assets at fair value, partially offset by (i) lower variable interest entity assets and (ii) lower premium receivables. Fresh Start adjustments primarily related to the recording of an insurance intangible asset of $1.6 billion and goodwill of $515 million and the elimination of deferred acquisition costs. Total liabilities decreased by approximately $2.6 billion from December 31, 2012 (Predecessor Ambac) to $27.7 billion as of September 30, 2013 (Successor Ambac), primarily as a result of (i) Fresh Start and Reorganization adjustments of $1.1 billion; (ii) lower variable interest entity liabilities; and (iii) lower unearned premium reserves. Reorganization and Fresh Start Adjustments were primarily due to the elimination of liabilities subject to compromise of $1.7 billion, partially offset by fair value adjustments increasing the carrying value of liabilities with the most significant change being the increase in the liability for long-term debt (surplus notes issued by Ambac Assurance and the Segregated Account) by $768 million.

As of September 30, 2013 total stockholders’ equity was $887 million (Successor Ambac); compared with total stockholders’ deficit of $3.25 billion at December 31, 2012 (Predecessor Ambac). This increase was primarily due to Fresh Start and Reorganization adjustments of $2.9 billion. Refer to Note 2 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further details regarding such adjustments.

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

Ambac UK’s non-VIE investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holders. Ambac UK’s investment portfolio is primarily fixed income investments and pooled investment funds with diversified holdings. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by its regulator. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.

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

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by segment at September 30, 2013 and December 31, 2012:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—September 30, 2013:
Fixed income securities:
Municipal obligations (1)	$1,444.4	$—	$—	$1,444.4
Corporate obligations	1,344.7	—	—	1,344.7
Foreign obligations	122.5	—	—	122.5
U.S. government obligations	103.3	2.0	—	105.3
U.S. agency obligations	32.5	3.0	—	35.5
Residential mortgage-backed securities (2)	1,508.0	47.6	—	1,555.6
Collateralized debt obligations	83.0	8.0	—	91.0
Other asset-backed securities	725.8	312.8	21.1	1,059.7

	5,364.2	373.4	21.1	5,758.7
Short-term (1)	531.8	—	17.4	549.2
Other investments	237.4	—	—	237.4

	6,133.4	373.4	38.5	6,545.3

Fixed income securities pledged as collateral:
U.S. government obligations	140.3	—	—	140.3

	140.3	—	—	140.3

Total investments	$6,273.7	$373.4	$38.5	$6,685.6

Percent total	93.8%	5.6%	0.6%	100%

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Predecessor Ambac—December 31, 2012:
Fixed income securities:
Municipal obligations (1)	$1,848.9	$—	$—	$1,848.9
Corporate obligations	1,013.2	64.8	—	1,078.0
Foreign obligations	70.1	—	—	70.1
U.S. government obligations	105.2	22.1	—	127.3
U.S. agency obligations	78.4	4.1	—	82.5
Residential mortgage-backed securities (2)	1,362.5	93.1	—	1,455.6
Collateralized debt obligations	22.3	11.0	—	33.3
Other asset-backed securities	520.0	186.6	—	706.6

	5,020.6	381.7	—	5,402.3
Short-term (1)	629.7	1.7	30.3	661.7
Other investments	0.1	—	—	0.1

	5,650.4	383.4	30.3	6,064.1

Fixed income securities pledged as collateral:
U.S. government obligations	265.8	—	—	265.8

	265.8	—	—	265.8

Total investments	$5,916.2	$383.4	$30.3	$6,329.9

Percent total	93.4%	6.1%	0.5%	100%

(1)	Includes taxable and tax exempt securities.
(2)	Includes RMBS insured by Ambac Assurance.

The following table represents the fair value of mortgage and asset-backed securities at September 30, 2013 and December 31, 2012 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—September 30, 2013:

Residential mortgage-backed securities:
RMBS—Second Lien	$671.3	$—	$—	$671.3
RMBS—First-lien—Alt-A	476.5	—	—	476.5
RMBS—First Lien—Sub Prime	230.8	—	—	230.8
U.S. Government Sponsored Enterprise Mortgages	47.0	45.4	—	92.4
RMBS—First Lien—Prime	81.0	—	—	81.0
Government National Mortgage Association	1.4	2.2	—	3.6

Total residential mortgage-backed securities	1,508.0	47.6	—	1,555.6

Other asset-backed securities
Military Housing	359.1	—	—	359.1
Credit Cards	40.7	233.7	8.0	282.4
Auto	142.3	79.1	9.4	230.8
Structured Insurance	65.5	—	—	65.5
Student Loans	14.8	—	—	14.8
Other	103.4	—	3.7	107.1

Total other asset-backed securities	725.8	312.8	21.1	1,059.7

Total	$2,233.8	$360.4	$21.1	$2,615.3

Predecessor Ambac—December 31, 2012:

Residential mortgage-backed securities:
RMBS—Second Lien	$502.9	$—	$—	$502.9
RMBS—First-lien—Alt-A	582.5	0.2	—	582.7
RMBS—First Lien—Sub Prime	177.9	—	—	177.9
U.S. Government Sponsored Enterprise Mortgages	66.9	89.6	—	156.5
RMBS—First Lien—Prime	30.2	—	—	30.2
Government National Mortgage Association	2.1	3.3	—	5.4

Total residential mortgage-backed securities	1,362.5	93.1	—	1,455.6

Other asset-backed securities
Military Housing	379.7	—	—	379.7
Credit Cards	—	154.4	—	154.4
Auto	13.1	32.2	—	45.3
Structured Insurance	56.9	—	—	56.9
Student Loans	16.7	—	—	16.7
Other	53.6	—	—	53.6

Total other asset-backed securities	520.0	186.6	—	706.6

Total	$1,882.5	$279.7	$—	$2,162.2

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CCC and BBB+ as of September 30, 2013, and B- and BB+ as of December 31, 2012, respectively.

The following table provides the fair value of residential mortgage-backed securities (excluding U.S. Government Sponsored Enterprises and Government National Mortgage Association Mortgages) by vintage and type at September 30, 2013 and December 31, 2012:

Year of Issue	First-lien Alt-A	Second- lien	First-lien Prime	First-lien Sub- Prime	Total
($ in millions)
Successor Ambac—September 30, 2013:

2003 and prior	$—	$4.1	$—	$6.6	$10.7
2004	43.5	18.1	—	1.9	63.5
2005	171.6	175.5	13.4	35.5	396.0
2006	104.7	386.7	5.6	100.9	597.9
2007	156.7	86.9	62.0	85.9	391.5

Total	$476.5	$671.3	$81.0	$230.8	$1,459.6

Predecessor Ambac—December 31, 2012:

2003 and prior	$—	$4.5	$—	$3.8	$8.3
2004	31.3	14.1	—	1.6	47.0
2005	158.0	119.3	11.9	25.1	314.3
2006	206.5	303.4	3.8	88.6	602.3
2007	186.9	61.6	14.5	58.8	321.8

Total	$582.7	$502.9	$30.2	$177.9	$1,293.7

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. Since the insurance cannot be legally separated from the underlying security, the fair value of the insured securities in the investment portfolio includes the value of any financial guarantee embedded in such securities, including guarantees written by Ambac Assurance. In addition, a hypothetical fair value assuming the absence of the insurance is not readily available from our independent pricing sources. Refer to Note 9 to the Unaudited Financial Statements included in Part 1, Item 1 of this Form 10-Q for further details on securities insured by Ambac Assurance.

The following table provides the ratings distribution of the fixed income investment portfolio at September 30, 2013 and December 31, 2012 by segment:

Rating (1):

	Financial Guarantee (2)	Financial Services	Combined
Successor Ambac—September 30, 2013:

AAA	20%	99%	26%
AA	20	1	18
A	18	—	17
BBB	12	—	12
Below investment grade	24	—	22
Not rated	6	—	5

	100%	100%	100%

Predecessor Ambac—December 31, 2012:

AAA	27%	81%	31%
AA	27	19	26
A	13	—	12
BBB	11	—	10
Below investment grade	17	—	16
Not rated	5	—	5

	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)	Below investment grade insured bonds purchased as part of the loss remediation strategy represent 19% and 12% of the 2013 and 2012 Financial Guarantee portfolio, respectively.

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of September 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	Successor Ambac – September 30, 2013 (2)		Predecessor Ambac – December 31, 2012
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value (1)	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0—6 months	$455.7	$26.2	$42.4	$0.4
7—12 months	—	—	0.1	—
Greater than 12 months	—	—	4.3	—

	455.7	26.2	46.8	0.4

Corporate obligations in continuous unrealized loss for:
0—6 months	962.9	24.3	64.0	0.9
7—12 months	—	—	5.7	0.2
Greater than 12 months	—	—	132.9	8.0

	962.9	24.3	202.6	9.1

Foreign government obligations in continuous unrealized loss for:
0—6 months	115.0	5.2	—	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	115.0	5.2	—	—

U.S. government obligations in continuous unrealized loss for:
0—6 months	33.7	1.4	16.6	0.3
7—12 months	—	—	9.5	0.4
Greater than 12 months	—	—	—	—

	33.7	1.4	26.1	0.7

U.S. agency obligations in continuous unrealized loss for:
0—6 months	4.6	0.1	—	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	4.6	0.1	—	—

Residential mortgage-backed securities in continuous unrealized loss for:
0—6 months	580.7	21.0	85.8	5.3
7—12 months	—	—	2.7	—
Greater than 12 months	—	—	116.2	15.2

	580.7	21.0	204.7	20.5

Collateralized debt obligations in continuous unrealized loss for:
0—6 months	37.0	0.2	—	0.1
7—12 months	—	—	0.2	0.1
Greater than 12 months	—	—	13.5	0.3

	37.0	0.2	13.7	0.5

Other asset-backed securities in continuous unrealized loss for:
0—6 months	743.5	23.4	0.2	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	188.8	46.5

	743.5	23.4	189.0	46.5

Short term securities in continuous unrealized loss for:
0—6 months	1.3	—	1.2	—
7—12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	1.3	—	1.2	—

Total	$2,934.4	$101.8	$684.1	$77.7

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.

(2)	As a result of the implementation of Fresh Start, amortized cost for available for sale securities was set to equal fair value on April 30, 2013. Accordingly, Successor Ambac does not have any gross unrealized losses that have been in a continuous unrealized loss position for greater than 5 months.

Management has determined that the unrealized losses in available-for-sale securities at September 30, 2013 are primarily driven by the increases in interest rates and market shifts in risk and liquidity premiums demanded by fixed income investors between the Fresh Start Reporting Date of April 30, 2013 and September 30, 2013. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) there being no unexpected principal and interest payment defaults on these securities; (b) an analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management having no intent to sell these securities; and (d) it being not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis.

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of September 30, 2013 and December 31, 2012, by contractual maturity date:

	Successor Ambac – September 30, 2013		Predecessor Ambac – December 31, 2012
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	2.7	2.7
Due after five years through ten years	—	—	44.2	43.8
Due after ten years	481.9	455.7	0.3	0.3

	481.9	455.7	47.2	46.8

Corporate obligations:
Due in one year or less	—	—	18.0	17.5
Due after one year through five years	17.0	16.2	140.6	136.5
Due after five years through ten years	29.4	26.4	28.1	27.0
Due after ten years	940.8	920.3	25.0	21.6

	987.2	962.9	211.7	202.6

Foreign government obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	45.1	44.3	—	—
Due after five years through ten years	70.0	66.1	—	—
Due after ten years	5.1	4.6	—	—

	120.2	115.0	—	—

U.S. government obligations:
Due in one year or less	0.3	0.3	16.7	16.2
Due after one year through five years	11.7	11.1	9.9	9.7
Due after five years through ten years	8.8	8.4	0.2	0.2
Due after ten years	14.3	13.9	—	—

	35.1	33.7	26.8	26.1

U.S. agency obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	4.7	4.6	—	—

	4.7	4.6	—	—

Residential mortgage-backed securities	601.7	580.7	225.2	204.7

Collateralized debt obligations	37.2	37.0	14.2	13.7

Other asset-backed securities	766.9	743.5	235.5	189.0

Short term securities	1.3	1.3	1.2	1.2

Total	$3,036.2	$2,934.4	$761.8	$684.1

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

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to certain bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The bond types that have experienced significant claims are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 94% of our ever-to-date insurance claims recorded with RMBS comprising 91% of our ever-to-date claims payments.

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) related to policies in Ambac’s loss reserves at September 30, 2013 and December 31, 2012:

	Successor Ambac – September 30, 2013			Predecessor Ambac – December 31, 2012
($ in millions)	Number of credits	Gross par outstanding (1)	Gross Loss Reserves (1) (2) (3)	Number of credits	Gross par outstanding (1)	Gross Loss Reserves (1) (2) (3)
RMBS	166	$12,195	$3,347	177	$14,127	$3,560
Student Loans	23	2,323	944	48	4,224	1,041
Domestic Public Finance	110	4,702	275	81	3,151	227
All other credits	10	3,096	708	10	2,558	1,156
Loss adjustment expenses	—	—	126	—	—	138

Totals	309	$22,316	$5,400	316	$24,060	$6,122

(1)	Ceded Par Outstanding and ceded loss and loss expense reserves at September 30, 2013 and December 31, 2012, are $924 and $123 and $1,017 and $143, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.
(2)	Loss reserves at September 30, 2013 of $5,400 are included in the balance sheet in the following line items: Losses and loss expense reserve—$5,885 and Subrogation recoverable—$485. Loss reserves at December 31, 2012 of $6,122 are included in the balance sheet in the following line items: Losses and loss expense reserve—$6,619 and Subrogation recoverable—$497.
(3)	Included in Gross Loss Reserves are unpaid claims of $3,867 million and $3,388 million at September 30, 2013 and December 31, 2012, respectively, related to policies allocated to the Segregated Account.

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

The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of policies, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at September 30, 2013 and December 31, 2012:

	Successor Ambac – September 30, 2013
($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation recoveries	Gross loss reserve net of subrogation recoveries (1)
Second-lien	19	$2,191	$495	$—	$495
First-lien Mid-prime	48	2,677	1,530	—	1,530
First-lien Sub-prime	38	1,492	194	—	194
Other	13	342	159	—	159

Total Credits Without Subrogation	118	6,702	2,378	—	2,378

Second-lien	19	2,495	1,333	(1,495)	(162)
First-lien Mid-prime	24	1,181	1,037	(454)	583
First-lien Sub-prime	5	1,817	961	(413)	548

Total Credits With Subrogation	48	5,493	3,331	(2,362)	969

Total	166	$12,195	$5,709	$(2,362)	$3,347

	Predecessor Ambac – December 31, 2012
($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before subrogation recoveries	Subrogation recoveries	Gross loss reserve net of subrogation recoveries
Second-lien	20	$2,215	$597	—	$597
First-lien-Mid-prime	57	3,432	1,511	—	1,511
First-lien-Sub-prime	39	1,476	219	—	219
Other	12	304	193	—	193

Total Credits Without Subrogation	128	7,427	2,520	—	2,520

Second-lien	22	3,200	1,333	(1,515)	(182)
First-lien Mid-prime	22	1,498	1,144	(528)	616
First-lien Sub-prime	5	2,002	1,086	(480)	606

Total Credits With Subrogation	49	6,700	3,563	(2,523)	1,040

Total	177	$14,127	$6,083	$(2,523)	$3,560

(1)	Included in Gross Loss Reserves are unpaid claims of $3,855 and $3,377 at September 30, 2013 and December 31, 2012, respectively, related to policies allocated to the Segregated Account.

The following tables provide, by vintage and type, current gross par outstanding, gross loss reserves, and subrogation recoveries, of Ambac’s U.S. RMBS book of business:

($ in millions)	Successor Ambac – September 30, 2013 Total Gross Par Outstanding
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$49	$532	$3	$393
2002	26	465	48	12
2003	20	692	298	152
2004	905	387	561	26
2005	919	906	1,669	54
2006	2,409	611	868	90
2007	2,526	454	1,605	202

Total	$6,854	$4,047	$5,052	$929

% of Total RMBS Portfolio	40.6%	24.0%	29.9%	5.5%
% of Related Par Outstanding rated below investment grade (2)	98.5%	92.0%	94.7%	50.1%

($ in millions)	Predecessor Ambac – December 31, 2012 Total Gross Par Outstanding
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$67	$581	$4	$457
2002	34	516	56	15
2003	25	779	362	166
2004	1,048	427	653	33
2005	1,043	993	1,956	59
2006	2,666	693	1,085	99
2007	2,874	478	1,968	228

Total	$7,757	$4,467	$6,084	$1,057

% of Total RMBS Portfolio	40.1%	23.1%	31.4%	5.4%
% of Related Par Outstanding rated below investment grade (2)	98.2%	89.1%	93.7%	41.8%

($ in millions)	Successor Ambac – September 30, 2013 Gross Loss Reserves before Subrogation Recoveries
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$—	$74	$—	$13
2002	—	69	1	—
2003	—	26	2	—
2004	58	23	24	1
2005	208	390	805	14
2006	1,268	373	735	96
2007	294	200	1,000	35

Total	$1,828	$1,155	$2,567	$159

($ in millions)	Predecessor Ambac – December 31, 2012 Gross Loss Reserves before Subrogation Recoveries
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$—	$72	$—	$—
2002	—	66	2	—
2003	—	31	3	—
2004	83	43	40	1
2005	262	438	853	15
2006	1,280	431	728	115
2007	305	224	1,029	62

Total	$1,930	$1,305	$2,655	$193

($ in millions)	Successor Ambac – September 30, 2013 Gross Subrogation Recoveries
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$—	$—	$—	$—
2002	—	—	—	—
2003	—	—	—	—
2004	(25)	—	—	—
2005	(141)	(194)	(241)	—
2006	(784)	(187)	(76)	—
2007	(545)	(32)	(137)	—

Total	$(1,495)	$(413)	$(454)	$—

($ in millions)	Predecessor Ambac – December 31, 2012 Gross Subrogation Recoveries
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other (1)
1998-2001	$—	$—	$—	$—
2002	—	—	—	—
2003	—	—	—	—
2004	(30)	—	—	—
2005	(136)	(215)	(247)	—
2006	(788)	(214)	(124)	—
2007	(561)	(51)	(157)	—

Total	$(1,515)	$(480)	$(528)	$—

(1)	Other primarily includes manufactured housing and lot loan exposures.
(2)	Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac Assurance’s below investment grade category includes transactions on which claims have been submitted.

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

Methodology for Projecting Expected Losses:

The calculation of loss reserves for our student loan portfolio involves evaluating numerous factors that can impact ultimate losses. The factor which contributes to the greatest degree of uncertainty in ascertaining appropriate loss reserves is the long time horizon associated with the final legal maturity date of the bonds. Most of the student loan bonds which we insure were issued with original terms of 20 to 40 years until final maturity. Since our policy covers timely interest and ultimate principal payment, our loss projections must make assumptions for many factors covering a long time horizon. Key assumptions that will impact ultimate losses include but are not limited to the following: collateral performance (which is highly correlated to the economic environment), interest rates, operating risks associated with the issuer, servicers, administrators, issuers’ willingness and ability to refinance, investor appetite for tendering auction rate securities at a discount and, as applicable, Ambac’s ability and willingness to commute policies.

In evaluating our student loan portfolio, the majority of our losses were projected using a cash flow approach; for the remainder we use a statistical expected loss approach. As more fully described in Note 2 to the Consolidated Financial Statements located in Part II, Item 8 of Ambac’s Form 10-K, the statistical methodology uses probability of default and loss given default (“LGD”) metrics under various scenarios to derive a weighted average loss expectation. The scenarios used under the statistical expected loss approach evaluate each transaction under base case and stress case scenarios. The main drivers in assigning appropriate probabilities to LGDs for each policy includes an analysis of the collateral mix; debt type and interest rates; parity level; enhancement levels and remediation opportunities. We believe the statistical expected loss approach is a more efficient methodology for certain deals in our student loan portfolio, such as (i) deals where collateral loan level data is unavailable (and thus cash flow models, as more fully discussed below could not be used), and (ii) deals where we do not expect to experience meaningful losses.

In order to project collateral performance under the cash flow approach, we develop collateral loss estimations to derive deal-level assumptions such as default, recovery and prepayment assumptions based on analysis of historical experience adjusted for current economic conditions and changes to the collateral composition since origination. These assumptions are incorporated into two third party liability/waterfall models to develop loss estimates. The models allow us to capture the impact of each transaction’s specific structure (e.g. the waterfall structure, triggers, redemption priority). The first or primary model is from a market-accepted vendor that provides software to model securitization liability structures and the second model is from another market-accepted vendor where Ambac contracted a third-party to use the software to calculate our loss estimates since the primary vendor did not have all of our transactions modeled.

We develop and assign probabilities to multiple cash flow scenarios based on each transaction’s unique characteristics. Probabilities assigned are based on available data related to the credit, information from contact with the issuer (if applicable), and any economic or market information that may impact the outcomes of the various scenarios being evaluated. Our base case usually projects deal performance out to maturity using expected loss assumptions and interest rates utilizing the projected forward interest rate curve at the reporting date. As appropriate, we also develop other cases that incorporate various upside and downside scenarios that may include changes to defaults, recoveries and interest rates.

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

Total student loan gross par outstanding and gross loss reserves, excluding debt service reserve funds on Ambac insured obligations were as follows:

	Successor Ambac – September 30, 2013		Predecessor Ambac – December 31, 2012
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss Reserves	Gross Par Outstanding	Gross Loss Reserves
For-Profit Issuers	$3,331	$884	$3,514	$950
Not-For-Profit Issuers	2,271	60	2,858	91

Total	$5,602	$944	$6,372	$1,041

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

Reasonably Possible Additional Losses:

Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but reserves for losses and loss expenses are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates. Accordingly, it is possible that our loss estimate assumptions for insurance policies discussed above could be understated. We have attempted to identify reasonably possible additional losses using more stressful assumptions. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2013 and assumes an inability to execute commutation transactions with issuers and/or investors.

RMBS

Changes to assumptions that could make our reserves under-estimated include deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, and/or continued illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be significantly lower than our current estimates of $2,362 million if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

In the case of both first and second-lien exposures, the regression model’s reasonably possible stress case assumes a significantly harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at September 30, 2013 could be approximately $931 million.

Student Loans

Changes to assumptions that could make our reserves under-estimated include but are not limited to the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities. For student loan credits for which we have an estimate of expected loss at September 30, 2013, the reasonably possible increase in loss reserves could be approximately $659 million.

Public Finance

It is possible our loss reserves for public finance credits may be materially under-estimated because most credits and the portfolio as a whole have possible outcomes more adverse than our recorded loss reserves. For public finance credits with loss reserves at September 30, 2013, the sum of all losses in the highest stress case used in our current loss reserving process is $1,295 million greater than the current probability weighted loss reserve. Such stress case losses are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others.

In our experience, losses in the public finance portfolio have been contained, with most of our adversely classified credits resolving without loss to Ambac. However, future experience may differ from our past experience. Recently, a number of municipalities have filed for bankruptcy under Chapter 9 of the Bankruptcy Code. Ambac has exposure to four such municipalities in bankruptcy. Outcomes in municipal bankruptcies are challenging to project given their complexity and long duration, as well as their relative infrequency and the uniqueness of each case. In one case, the City of Detroit has suggested general obligation creditors, such as Ambac, may suffer losses of as much as 90% of their exposure. Should Detroit succeed in delivering high severities, other stressed municipalities may be encouraged to similarly resolve their liabilities including their debt in bankruptcy. High severity outcomes are unprecedented, would represent a paradigm shift in the municipal bond market and have not been factored into our current loss reserves in most cases. Ambac continues to evaluate the impact of Detroit’s bankruptcy and other developments in the municipal credit markets on our public finance portfolio. Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market that deprives issuers access to funding necessary to avoid defaulting on their obligations, including debt service. While our loss reserves reflect our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected, or protracted market volatility that closes markets.

Other Credits

It is possible our loss reserves on other types of credits may be materially under-estimated because most credits have possible outcomes more adverse than the recorded loss reserve. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve. For all other credits for which we have an expected loss, the sum of all the highest stress case loss scenarios is $744 million greater than the current loss reserve at September 30, 2013.

Taxes. Ambac considers its U.S. federal net operating loss tax carry forward (“NOLs”) to be a valuable asset. However, Ambac’s ability to use the NOLs could be substantially limited if Ambac were to experience an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”). In general, an Ownership Change would occur if shareholders owning 5% or more of Ambac’s stock increased their percentage ownership in Ambac by 50% or more, as measured generally over a rolling three year period beginning with the last Ownership Change. These provisions can be triggered by new issuances of stock, merger and acquisition activity or normal market trading. As described in Note 1, Ambac’s Amended and Restated Certificate of Incorporation limits transfer rights of shareholders in significant ways to preserve the NOLs. Article XII generally prohibits transfers of common stock to the extent that, as a result of such transfer, either (i) the transferee would become the beneficial owner of 5% or more of the Company’s outstanding stock or (ii) the percentage stock ownership interest in the Company of any existing beneficial owner of 5% or more of the Company’s outstanding stock would be increased. A purported transferee of such a prohibited transfer shall not be recognized as a shareholder of Ambac for any purpose whatsoever in respect of the shares of common stock which comprise the prohibited transfer. The Board of Directors of Ambac may grant exceptions to the restrictions of Article XII. In addition, on September 27, 2012, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order (the “Trading Order”), amending and restating an order entered on November 30, 2010, establishing procedures for certain pre-Effective Date transfers or acquisitions of equity interests in and claims (including debt securities) against the Company. The Bankruptcy Court retains jurisdiction after the Effective Date to enforce the Trading Order with respect to pre-Effective Date violations of the Trading Order.

Cash Flows. Net cash provided by (used in) operating activities was $84.3 million, ($4.4) million and ($398.2) million during the five months ended September 30, 2013, the four months ended April 30, 2013 and nine months ended September 30, 2012, respectively. The principal sources of Ambac’s operating cash flows are gross installment premiums on insurance and credit default swap contracts, claim and reinsurance recoveries and RMBS subrogation recoveries. The principal uses of Ambac’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums and tax payments.

•

Ambac had loss payments net of salvage recoveries and reinsurance of $1.5 million, $(19.7) million, and $619.5 million in the five months ended September 30, 2013, the four months ended April 30, 2013 and the nine months ended September 30, 2012, respectively. The payments for the nine months ended September 30, 2012 primarily relate to the partial payment of previously unpaid Segregated Account claims in accordance with the Policy Claim Rules, which began in the third quarter of 2012.

•	In connection with a settlement with the IRS, Ambac paid $101.9 million to the US Treasury in April 2013.

•	As a result of higher interest rates in 2013, net payments under Ambac’s interest rate derivative contracts declined.

•

Future operating cash flows will primarily be impacted by the level of premium collections, surplus note interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of presented but unpaid claims) including payments under credit default swap contracts.

Net cash used in financing activities was ($12.1) million, ($5.5) million and ($336.7) million during the five months ended September 30, 2013, the four months ended April 30, 2013 and the nine months ended September 30, 2012, respectively. It included pay down of $7.6 million, $5.5 million and $15.1 million on a variable interest entity secured borrowing during the five months ended September 30, 2013, the four months ended April 30, 2013 and the nine months ended September 30, 2012, respectively, and repayments of investment and payment agreements of $4.6 million, $0.0 million and $133.1 million, in the five months ended September 30, 2013, the four months ended April 30, 2013 and the nine months ended September 30, 2012, respectively. Also included in 2012 financing activities was a payment of $188.4 million, whereby Ambac Assurance exercised options to repurchase surplus notes with an aggregate par value of $789.2 million.

Net cash (used in) provided by investing activities was ($196.6) million, $119.0 million, and $809.0 million for the five months ended September 30, 2013, the four months ended April 30, 2013 and the nine months ended September 30, 2012.

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

Reinsurance—To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $322.9 million from its reinsurers at September 30, 2013. As of September 30, 2013, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $19,062 million, with the largest reinsurer accounting for $16,973 million or 8.1% of gross par outstanding at September 30, 2013. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at September 30, 2013 and the reinsurers’ rating levels as of November 4, 2013:

Reinsurers	Moody’s Rating	Moody’s Outlook	Percentage ceded Par	Net unsecured reinsurance recoverable (in thousands) (1)
Assured Guaranty Re Ltd (2)	Baa1	Stable	89.0%	$—
Sompo Japan Insurance Inc	A1	Stable	6.4	—
Assured Guaranty Corporation (2)	A3	Stable	4.6	7,267

Total			100.0%	$7,267

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

(2)	In January 2013, Moody’s downgraded Assured Guaranty Corporation to A3 from Aa3 and Assured Guaranty Re Ltd to Baa1 from A1. The downgrade provides Ambac Assurance with termination rights on certain reinsurance contracts and required an increase to the collateral currently provided by Assured Guaranty Re Ltd.

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, spread risk, and foreign currency exchange risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers are responsible for developing and applying methods to measure risk. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and Sensitivity scenarios to monitor and manage market risk. This process includes frequent analyses of both parallel and non-parallel shifts in benchmark interest rates and “Value-at-Risk” (“VaR”) measures. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Interest Rate Risk:

Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment and repurchase agreements, long-term debt and interest rate derivatives. The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 8 to the Consolidated Financial Statements located in Item 1 of this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at September 30, 2013:

Change in Interest Rates	Estimated Change in Net Fair Value	Estimated Net Fair Value
($ in millions)
300 basis point rise	$(64)	$5,028
200 basis point rise	(42)	5,050
100 basis point rise	(15)	5,077
Base scenario	—	5,092
100 basis point decline (1)	(27)	5,065
200 basis point decline (1)	(120)	4,972

(1)	Incorporates an interest rate floor of 0%

Due to the low interest rate environment as of September 30, 2013, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to the Company’s portfolios.

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

Ambac Financial Services (“AFS”) manages its derivatives portfolio with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The interest rate sensitivity in the AFS derivatives portfolio has been reduced over the course of 2013 as interest rate exposure in the financial guarantee business has declined. The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.8 million for a 1 basis point parallel shift in USD swap rates up or down at September 30, 2013.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. At September 30, 2013, Ambac’s VaR, for its interest rate derivative portfolio averaged approximately $19.9 million. Ambac’s VaR ranged from a high of $28.3 million to a low of $15.3 million for the nine month period ended September 30, 2013. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.

Spread Risk:

Financial instruments that may be adversely affected by changes in spreads include Ambac’s outstanding credit derivative contracts, certain interest rate swap contracts, and investment assets. Changes in spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligor. Market liquidity and prevailing risk premiums demanded by market participants are also reflected in spreads and impact valuations.

The following table summarizes the estimated change in fair values on Successor Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at September 30, 2013:

($ in millions) Change in Underlying Spreads	Estimated Change in Fair Value	Fair Value
250 basis point widening	$(100)	$(303)
50 basis point widening	(20)	(223)
Base scenario	—	(203)
50 basis point narrowing	20	(183)
250 basis point narrowing	80	(123)

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $82.4 million reduction to the credit derivatives liability as of September 30, 2013. At September 30, 2013 the credit valuation adjustment resulted in a 28.9% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 8 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further information on measurement of the credit valuation adjustment.

The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk were not significant as of September 30, 2013. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $63.5 million as of September 30, 2013.

Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. The most significant changes to spreads have generally related to residential mortgage-backed securities, some of which are guaranteed by Ambac Assurance. Spreads may reflect the non-payment risk of the underlying mortgages, the guarantor or both. The following table summarizes the estimated change in fair values of Successor Ambac’s fixed income investment portfolio assuming immediate shifts in spreads across all holdings at September 30, 2013:

Change in Spreads	Estimated Change in Fair Value	Fair Value
($ in millions)
250 basis point widening	$(571)	$5,877
50 basis point widening	(121)	6,327
Base scenario	—	6,448
50 basis point narrowing	120	6,568
250 basis point narrowing	621	7,069

Foreign Exchange Risk:

Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK and Ambac’s consolidated VIEs. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of September 30, 2013.

($ in millions)	Change in Foreign Exchange Rates Against U.S. Dollar
	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(81.0)	$(40.5)	$40.5	$81.0

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

Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, Ambac’s disclosure controls and procedures were effective.

There was no change in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2013 that has been materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our shares of common stock, which were issued pursuant to our Reorganization Plan, began trading on the NASDAQ Global Market on May 1, 2013. Although our common stock is listed on NASDAQ, there can be no assurance as to the liquidity of the trading market for our shares of common stock or the price at which such shares can be sold. The initial market price of our shares was determined by investors based upon the number of shares which were issued. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:

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

Because the Company is a holding company, the value of our stock is dependent upon the residual value of our main operating subsidiary, Ambac Assurance, the receipt of payments to be made by Ambac Assurance pursuant to the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement, and the receipt of dividends from Ambac Assurance. There can be no assurance that we will be able to realize residual value in Ambac Assurance, which is in run-off. In addition, the Segregated Account of Ambac Assurance Corporation is subject to rehabilitation proceedings and under the control of the Rehabilitator. It is unclear whether Ambac Assurance and the Segregated Account will be able to satisfy all of their respective obligations to policyholders, holders of their respective surplus notes and holders of Ambac Assurance’s preferred stock, even if Ambac Assurance and the Segregated Account are successful in achieving recoveries and mitigating losses. Due to these factors, as well as applicable legal and contractual restrictions, it is highly unlikely that Ambac Assurance will be able to pay the Company any dividends for the foreseeable future. Furthermore, the payments to be made to the Company under the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement are subject to contingencies that are difficult to predict, making the amount and timing, if any, of such payments uncertain. Payments to be made under the Amended TSA, in particular, depend on the generation of taxable income by Ambac Assurance and the amount of NOLs that can be utilized by Ambac Assurance prior to the utilization of NOLs that require payment to the Company. Ambac Assurance’s ability to generate taxable income is uncertain. Moreover, losses incurred by Ambac Assurance since the Amended TSA was executed have increased the amount of NOLs that can be utilized by Ambac Assurance without payment to the Company. Due to these factors, there can be no assurance as to the amounts, if any, that the Company will receive from Ambac Assurance under the Amended TSA.

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

As described elsewhere herein and subject to desired tax treatment, the Rehabilitator will likely seek to implement amendments to the Segregated Account Rehabilitation Plan that would eliminate the issuance of surplus notes by the Segregated Account with respect to the unpaid portion of permitted policy claims. Such amendments would instead provide for the unpaid balance of permitted policy claims to be recorded by the Segregated Account as outstanding policy obligations which would accrue interest at a rate of 5.1%, from the date on which the initial portion of any such permitted policy claim is paid, compounded annually until paid (any such outstanding policy obligation, including accrued interest thereon, as such obligation may be adjusted from time to time in accordance with the Segregated Account Rehabilitation Plan, guidelines or rules issued by the Rehabilitator and/or orders of the Rehabilitation Court, a “Deferred Amount”). The timing and likelihood of such amendments to the Segregated Account Rehabilitation Plan are presently unclear.

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

Some issuers of public finance obligations we insure are experiencing fiscal stress that could result in increased credit losses on those obligations or increased liquidity claims, including losses or claims resulting from Chapter 9 bankruptcy proceedings or loss of market access.

We have historically experienced low levels of defaults in our public finance insured portfolio, including during the financial crisis that began in mid-2007. However, some issuers of public finance obligations we insure have reported budget shortfalls that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Government entities may also take other actions that may impact their own creditworthiness or the creditworthiness of related issuers. For example, in 2011, the State of California abolished redevelopment agencies in the State, and while the agencies’ existing debt is required to be repaid, there can be no certainty that the agencies have the ability or willingness to pay their debts when due. In addition, some issuers of obligations we insure have either defaulted or filed for bankruptcy, raising concerns about their ultimate ability to service the debt we insure or recover claims paid in the future. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, or if such issuers default or file for bankruptcy under Chapter 9, we may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect our business, financial condition and results of operations.

We insure obligations of several issuers that have filed for bankruptcy protection under Chapter 9. The consequences of such proceedings for creditors remain uncertain. For example, the treatment of General Obligation debt in relation to other obligations is not settled. If issuers succeed in materially adjusting their obligations to bondholders and financial guarantors, other issuers may be encouraged to default or file for Chapter 9 protection and seek similar adjustments to their debt. These events could materially increase losses in Ambac’s insured portfolio of municipal credits.

Loss of market access is a risk embedded in our municipal exposures. From time to time the municipal bond market evidences heightened investor concerns overall or for select sectors or issuers, as has been the case with Puerto Rico. Such adverse market conditions may trigger a loss of market liquidity for affected issuers, which in turn may significantly raise their cost of alternative financing or cause a liquidity crisis and potential for default on debt service payments we guarantee.

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

AMBAC FINANCIAL GROUP, INC.

Dated: November 14, 2013	By:	/S/ DAVID TRICK
	Name:	David Trick
	Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.