Form 10-K
period 2013-12-31
AMBAC FINANCIAL GROUP INC
filed 2014-03-03
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(212) 658-7470

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2013 was $1,072,408,526. As of February 24, 2014, 45,002,575 shares of Common Stock, par value $0.01 per share, were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s proxy statement for its 2014 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) volatility in the price of Ambac’s common stock; (2) uncertainty concerning our ability to achieve value for holders of Ambac securities, whether from Ambac Assurance Corporation (“Ambac Assurance”) or from new business opportunities; (3) our inability to achieve the financial results projected during our Chapter 11 proceeding; (4) potential of rehabilitation proceedings against Ambac Assurance; (5) decisions made by the rehabilitator of the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”) for the benefit of policyholders that may result in material adverse consequences for Ambac’s security holders; (6) our inability to realize the expected recoveries included in our financial statements; (7) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (8) material changes to the Segregated Account rehabilitation plan or to current rules and procedures governing the payment of permitted policy claims, with resulting adverse impacts; (9) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings by municipal issuers; (10) adverse events arising from the rehabilitation proceedings for the Segregated Account, including the failure of the injunctions issued by the Wisconsin rehabilitation court to protect the Segregated Account and Ambac Assurance from certain adverse actions; (11) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan or from rules and procedures governing the payment of permitted policy claims; (12) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, collateralized loan obligations, public finance obligations and exposures to reinsurers; (13) risks attendant to the change in composition of securities in our investment portfolio; (14) inadequacy of reserves established for losses and loss expenses; (15) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (16) changes in prevailing interest rates; (17) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (18) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (19) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (20) risks relating to determinations of amounts of impairments taken on investments; (21) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (22) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (23) system security risks; (24) the effects of U.S. fiscal policies; (25) market spreads and pricing on derivative products insured or issued by Ambac or its subsidiaries; (26) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (27) changes in accounting principles or practices that may impact

Ambac’s reported financial results; (28) legislative and regulatory developments; (29) operational risks, including with respect to internal processes, risk models, systems and employees, and failures in services or products provided by third parties; (30) Ambac’s financial position and the Segregated Account rehabilitation proceedings that may prompt departures of key employees and may impact our ability to attract qualified executives and employees; and (31) other risks and uncertainties that have not been identified at this time.

Part I

Item 1.	Business

INTRODUCTION

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991. On May 1, 2013 (the “Effective Date”), Ambac emerged from Chapter 11 bankruptcy protection when the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the “Reorganization Plan”) became effective. On December 26, 2013, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order of final decree closing Ambac’s Chapter 11 case. Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court on November 8, 2010 as a result of losses incurred since the beginning of the financial crisis in 2007. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of Ambac’s bankruptcy.

Ambac has two reportable business segments: Financial Guarantee and Financial Services.

Ambac’s Financial Guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), and its wholly owned subsidiary, Ambac Assurance UK Limited. (“Ambac UK”). Insurance policies insured by Ambac Assurance and Ambac UK guarantee payment when due of the principal and interest on the obligation guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account (defined below) and by the terms of the Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Refer to Part I, Item 1, “Insurance Regulatory Matters – Dividend Restrictions, Including Contractual Restrictions” and Note 9 to the Consolidated Financial Statements located in Part II, Item 8, for more information on dividend payment restrictions.

In March 2010, Ambac Assurance established a segregated account pursuant to Wisconsin Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Wisconsin Circuit Court for Dane County (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Ambac Assurance is not, itself, in rehabilitation proceedings. Refer to Note 1 to the Consolidated Financial Statements located in Part II, Item 8, for more information on the Segregated Account.

Ambac’s Financial Services business segment is conducted through its financial services subsidiaries, which provide financial and investment products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the

Item 1.	Business

obligations of its financial services subsidiaries. These businesses are in active runoff, which is being effectuated by means including transaction terminations, settlements, and scheduled amortization of contracts. The Financial Services business also maintains interest rate derivatives to mitigate exposure to floating rate insured obligations in the Financial Guarantee segment.

Following emergence from bankruptcy, Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

•

Increasing the value of its investment in Ambac Assurance by actively managing its assets and liabilities with a focus on maximizing investment portfolio risk-adjusted returns and mitigating or remediating losses on poorly performing transactions through executing policy commutations, repurchasing liabilities at a discount, pursuing recoveries of losses through litigation and the exercise of contractual and legal rights, restructuring transactions; and other means; and

•	Pursuing new financial services businesses, apart from Ambac Assurance. These new businesses may include advisory, asset servicing, asset management and/or insurance. .

Opportunities for de-risking transactions depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy, as well as other factors. Ambac Assurance’s ability to further commute policies or purchase securities may be limited by available liquidity. The execution of Ambac’s strategy with respect to liabilities and associated rights allocated to the Segregated Account is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Refer to Note 1 to the Consolidated Financial Statements located in Part II, Item 8, for more information on the contracts between Ambac Assurance and the Segregated Account.

Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to identify or execute the acquisition or development of any new business. In addition there can be no assurance that we will be able to generate or obtain the financial and other resources that may be required to finance the acquisition or development of any new business. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative. For additional risks and uncertainties concerning Ambac, please refer to Part I, Item 1A of this Form 10-K.

We followed the accounting prescribed by the Reorganizations Topic of the ASC from the period starting with Ambac’s bankruptcy filing through to our emergence from bankruptcy. Following the Company’s emergence from bankruptcy on May 1, 2013, the consolidated financial statements reflect the application of fresh start reporting (“Fresh Start”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock, and fair value adjustments. The effects of the reorganization and Fresh Start adjustments are recorded in Predecessor Ambac’s Consolidated Statement of Total Comprehensive Income for the period ended April 30, 2013. The financial results of the Company for the periods from May 1, 2013 are referred to as “Successor” and the financial results for the periods through April 30, 2013 (“Fresh Start Reporting Date”) are referred to as “Predecessor.” The 2013 Successor Period and the 2013 Predecessor Period are distinct reporting periods. The effects of emergence and Fresh Start had a material impact on the comparability of our results of operations between these periods, as discussed below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 of this Form 10-K for further information.

Our Internet address is www.ambac.com. We make available free of charge, through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on

Item 1.	Business

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

Financial information concerning our business segments for each of 2013 and 2012 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Form 10-K.

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

Ambac’s financial guarantee insurance policies and credit derivative contracts expose the company to the direct credit risk of the assets and/or obligors supporting the guaranteed obligation. In addition to such direct credit exposure, Ambac’s insured transactions expose us to indirect risks that may increase our overall risk, such as credit risk separate from, but correlated with, our direct credit risk, market risk, model risk, economic risk, natural disaster risk and mortality or other non credit type risks.

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

Risk Management

Ambac’s Asset Liability Management Committee (“ALCO”) is a multidisciplinary committee with the objective to implement and foster an enterprise wide culture and approach to liquidity management, asset valuation, hedging, and risk remediation. Members of ALCO include the Chief Executive Officer, Chief Financial Officer and senior managers from investment management, capital markets and risk management. ALCO has scheduled monthly meetings and will also meet on an ad hoc basis to consider, for example, the commutation of distressed financial guarantee exposures.

Item 1.	Business

The insured portfolio Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategies, surveillance and remediation of the financial guarantee portfolio (including through the pursuit of recoveries in respect of paid claims and commutations of policies). These activities are integral to Ambac’s strategy of mitigating losses on poorly performing transactions. As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. The Rehabilitator operates the Segregated Account through a management services contract executed between Ambac Assurance and the Segregated Account pursuant to which the Risk Management group provides surveillance, remediation and loss mitigation services to the Segregated Account.

Furthermore, by virtue of the contracts executed between Ambac Assurance and the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities that have not been allocated to the Segregated Account. Refer to Note 1 to the Consolidated Financial Statements located in Part II, Item 8, for more information on the contracts between Ambac Assurance and the Segregated Account. As such, the following discussion of Ambac’s risk management practices is qualified by reference to the Rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices.

Ambac’s risk management function for the insured portfolio has an organizational structure designed around the two major areas of focus: Portfolio Risk Management and Analysis (“PRM”) and Credit Risk Management (“CRM”). As a result of the current credit and economic environment, Ambac heightened its surveillance efforts on all exposures, focusing on the identification of credits and asset types across the portfolio that were likely to experience increased stress or potential for losses. The senior managers within the risk management groups report directly to the Chief Executive Officer and regularly inform and update the Audit Committee of the Board of Directors of Ambac and Ambac Assurance with respect to risk-related topics in the insured portfolio.

Portfolio Risk Management and Analysis

This group’s focus is on remediation, loss mitigation, risk reduction and surveillance. Risk Management personnel perform periodic surveillance reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. The monitoring activities are designed to detect deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely impact the portfolio. Active surveillance enables PRM to track single credit migration and industry credit trends. In some cases, PRM will engage workout experts or attorneys and other consultants with appropriate expertise in the targeted loss mitigation area to assist management in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.

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

Item 1.	Business

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

Cross-functional teams have been established by senior risk managers in PRM to promote the active mitigation and/or targeted remediation of the insured portfolio. Examples of such teams include teams of professionals focused on (i) the review and enforcement of contractual representations and warranties in RMBS policies, (ii) RMBS servicing oversight and transfer and (iii) the analysis and prioritization of policies to target and execute risk reduction and commutation strategies. The establishment and purview of cross-functional teams is targeted to address our highest risk exposures. Members of such teams work with both internal and external experts in the pursuit of risk reduction on all fronts.

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

Item 1.	Business

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

A team of professionals has also been established to focus on recoveries from sponsors where Ambac Assurance believes that a material breach of representations and warranties has occurred with respect to certain RMBS policies. The team monitors monthly performance of the RMBS insured portfolio and uses criteria to determine which transactions to pursue with regard to such recoveries. The team engages experienced consultants to perform the re-underwriting of loan files and consult with internal and external legal counsel with regard to loan putbacks as well as settlement and litigation strategies (refer to Note 8 to the Consolidated Financial Statements included in Part II, Section 8 of this Form 10–K for further discussion on this topic).

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

Credit Risk Management

CRM manages the decision process for all material matters that affect credit exposures within the insured portfolio. While PRM is responsible for the credit analysis and the recommendation and execution of credit remediation strategies, CRM provides a forum for independent assessments and sign-offs and drives consistency and timeliness. The scope of credit matters under the purview of CRM includes material amendments, waivers and consents, remediation plans, credit review scheduling, adverse credit classification and below investment grade rating designations, adversely classified credit reviews, sector reviews, and overall portfolio review. The decision process may involve a review of structural, legal, political and credit issues and also includes determining the proper level of approval, which varies based on the nature and materiality of the matter. Please refer to Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the various credit classifications.

Adversely Classified Credit Review

Credits that are either in default or have developed problems that eventually may lead to a default are tracked closely by the appropriate PRM surveillance team and discussed at meetings with CRM. Adversely classified credit meetings include members of CRM, PRM surveillance and legal analysts, as necessary. As part of the review, relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification is considered. Internal and/or external counsel generally review the documents underlying any problem credit and, if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. The review schedule for adversely classified credits is tailored to the remediation plan to track and prompt timely action and proper internal and external resourcing. A summary of developments regarding the adversely classified credits and credit trends is also provided to Ambac’s and Ambac Assurance’s Board of Directors no less than on a quarterly basis.

The insured portfolio contains exposures that are correlated and/or concentrated. Ambac’s surveillance includes identifying these types of exposures and identifying the risks that would or could trigger credit

Item 1.	Business

deterioration across the related exposures. When such risks occur, adverse credit classification may be warranted across many of the correlated and/or concentrated exposures. This is the case with student loans and RMBS, for example. In the past, our not for profit healthcare and our leveraged lease exposures experienced periods of stress arising from their concentrated and/or correlated risks. In the future, Ambac’s portfolio may be subject to similar credit deterioration arising from concentrated and/or correlated risks. Examples of other such risks that could impact our portfolio, and that our surveillance is designed to monitor include the impact of potential municipal bankruptcy contagion or large scale domestic military cutbacks on our military housing portfolio or event risk such as natural disasters or other regional stresses. Most such risks cannot be predicted, and may materialize unexpectedly or develop rapidly. Although our surveillance allows us to connect the event and stress to the related exposures and assign an adverse credit classification and estimate losses across the affected credits, when necessary, we may not have adequate resources or contractual rights and remedies to mitigate loss arising from such risks.

Amendment, Waiver and Consent Review / Approval

The decision to approve or reject AWCs is based upon certain credit factors, such as the issuer’s ability to repay the bonds and the bond’s security features and structure. Members of Ambac Assurance’s PRM risk management group review, analyze and process all requests for AWCs. All AWCs are initially screened for materiality in the surveillance groups. Non-material AWCs require the approval of at least a PRM surveillance analyst and a portfolio risk manager. Material AWCs are within the purview of CRM, as noted above. For material AWCs, CRM has established minimum requirements that may be modified to require more or varied approvals depending upon the matter’s complexity, size or other characteristics.

Ambac Assurance assigns internal credit ratings to individual exposures as part of the AWC process and at surveillance reviews. These internal credit ratings, which represent Ambac Assurance’s independent judgments, are based upon underlying credit parameters consistent with the exposure type.

Investment Securities

Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk, asset type, and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes procedures on residential mortgage-backed securities consistent with those utilized to assess the risk of our insured RMBS exposures.

Derivatives

Credit risks relating to derivative positions primarily concern the default of a counterparty. Counterparty default exposure on derivatives (other than credit derivatives) is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits. Derivative contracts entered into with financial guarantee customers are not subject to collateral posting agreements. Credit risk associated with such customer derivatives, including credit derivatives, is managed through the financial guarantee portfolio risk management processes described above. In some cases, derivatives between Ambac and financial guarantee customers are placed through a third party financial intermediary and similarly do not require collateral posting. These transactions include structural mechanisms such as separate trust accounts to mitigate credit exposure to the intermediary.

Item 1.	Business

Reinsurance

Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $153.1 million from its reinsurers at December 31, 2013. As of December 31, 2013, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $18,598 million, with the largest reinsurer accounting for $16,617 million or 8.4% of gross par outstanding at December 31, 2013. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2013 and the reinsurers’ rating levels as of February 28, 2014:

Reinsurers	Moody’s Rating	Moody’s Outlook	Percentage ceded Par	Net unsecured reinsurance recoverable (in thousands)(1)
Assured Guaranty Re Ltd	Baa1	Stable	89.35%	$58,066
Sompo Japan Insurance Inc	A1	Stable	6.24	—
Assured Guaranty Corporation	A3	Stable	4.41	5,187

Total			100.0%	$63,253

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

Financial Guarantees in Force

Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and asset-backed and international finance. The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2013 and December 31, 2012. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

	Successor Ambac	Predecessor Ambac
($ in millions)	December 31, 2013	December 31, 2012
Public Finance	$116,062	$143,018
Structured Finance	31,412	42,359
International Finance	31,618	38,256

Total net par outstanding	$179,092	$223,633

Included in the above net par exposures at December 31, 2013 and 2012 are $2,776 and $11,282, respectively, of exposures that were executed in the form of credit derivatives, primarily collateralized loan exposures. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for further discussion of credit derivative exposures.

U.S. Public Finance Insured Portfolio

Ambac’s portfolio of U.S. public finance exposures is $116,062 million, representing 65% of Ambac’s net par outstanding as of December 31, 2013 and a 19% reduction from outstandings at December 31, 2012. This

Item 1.	Business

reduction in exposure was mainly the result of lease and tax-backed terminations and normal exposure runoff. While Ambac’s U.S. public finance portfolio consists predominately of municipal issuances such as general and revenue obligations, and lease and tax-backed obligations of state and local government entities (including tax allocation bonds as described further below), the portfolio also comprises a wide array of non-municipal types of issuances, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public interests.

Municipal issuance is generally supported directly or indirectly by the issuer’s taxing authority or by public sector fees and assessments which may or may not be specifically pledged. Risk factors in these transactions derive from the municipal issuer, including its fiscal management, politics, and economic position, as well as its ability and willingness to continue to pay their debt service while undergoing severe stress. Municipal bankruptcy, while still uncommon, has increased, exposing Ambac to the risk of liquidity claims and ultimate losses if issuers cannot successfully adjust their liabilities without impairing debt creditors.

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

Public/private transactions are generally structured to achieve their targeted public interest objective without direct support from the public sector. Some examples of this type of financing include affordable housing, private education, and privatized military and student housing. Protections within these financings provided to Ambac usually include the strength of the financed asset’s essentiality and public purpose, financial covenants, security and control rights. Risk factors include financial underperformance, event risk and a shift in the asset’s mission or essentiality. One example of this type of financing is U.S. military housing. Ambac insures approximately $6.2 billion of privatized military housing debt. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). Security for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include the ongoing base essentiality, military deployments, the U.S. government’s commitment to fund the BAH, the marketability/attractiveness of the on-base housing units versus off base housing, construction completion, environmental remediation, utility and other operating costs and housing management.

Certain issuers in our public finance portfolio have issued floating rate debt, which may introduce interest rate risk to Ambac Assurance. Refer to Auction Rate Securities and Variable Rate Demand Obligation Exposures below for further discussion. See Note 7 to the Consolidated Financial Statements, located in Part II, Item 8 of this Form 10-K for exposures by bond type.

Item 1.	Business

The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2013:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
California State—GO	A	$2,652	1.5%
New Jersey Transportation Trust Fund Authority—Transportation System	A+	1,915	1.1%
NYS Thruway Authority, Highway & Bridge Revenue	AA-	1,246	0.7%
Massachusetts School Building Authority, MA, Sales Tax Revenue	AA	1,230	0.7%
Massachusetts Commonwealth—GO	AA	1,182	0.7%
Washington State—GO	AA	923	0.5%
Los Angeles Unified School District, CA—GO	AA-	895	0.5%
Sales Tax Asset Receivable Corporation, NY, Revenue	A	846	0.5%
Puerto Rico Sales Tax Financing Corporation(2)	BBB-	805	0.4%
Puerto Rico Highways & Transportation Authority, Transportation Revenue(2)(3)	BIG	733	0.4%

Total		$12,427	6.9%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance may have received premiums or fees. “BIG” denotes credits deemed below investment grade.
(2)	Ambac Assurance has total net par outstanding to Puerto Rico of $2,485.
(3)	Ambac Assurance has allocated an insurance policy on the obligor’s interest rate swap liabilities to the Segregated Account.

U.S. Structured Finance and Asset-Backed Insured Portfolio

Ambac’s portfolio of U.S. structured finance exposures is $31,412 million, representing 17% of Ambac’s net par outstanding as of December 31, 2013 and a 26% reduction from outstandings at December 31, 2012. This reduction in exposure was the result of terminations of collateralized debt obligations (“CDO”) and normal exposure runoff. Insured exposures include securitizations of mortgage loans, home equity loans, student loans, leases, operating assets, CDOs, collateralized loan obligations (“CLO”), and other asset-backed financings, in each case where the majority of the underlying collateral risk is situated in the United States. Additionally, Ambac’s structured finance insured portfolio encompasses both secured and unsecured debt issued by investor-owned utilities. Included within the operating asset sector are securitizations of aircraft, shipping containers and rail car fleets. See Note 7 to the Consolidated Financial Statements, located in Part II, Item 8 in this Form 10-K for exposures by bond type as of December 31, 2013.

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

Item 1.	Business

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

The following table presents the top five servicers by net par outstanding at December 31, 2013 for U.S. structured finance exposures:

Servicer	Bond Type	Net Par Outstanding
($ in millions)
Bank of America N.A.	Mortgage-backed	$4,060
Specialized Loan Servicing, LLC	Mortgage-backed	$2,861
Pennsylvania Higher Education Assistance Agency	Student Loan	$2,432
Ocwen Loan Servicing, LLC	Mortgage-backed	$2,155
Wells Fargo Bank	Mortgage-backed	$1,830

The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2013:

($ in millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding	Bond Type
Wachovia Asset Securitization Issuance II, LLC 2007-HE2(2)	BIG	$986	0.6%	Home Equity Loan
Ballantyne Re Plc(3)	BIG	900	0.5%	Structured Insurance
The National Collegiate Student Loan Trust 2007-4(2)	BIG	755	0.4%	Student Loan
Spirit Master Funding	BBB	740	0.4%	Asset Securitizations
Wachovia Asset Securitization Issuance II, LLC 2007-HE1(2)	BIG	687	0.4%	Home Equity Loan
Timberlake Financial, LLC	BIG	611	0.3%	Structured Insurance
Michigan Higher Education Student Loan Authority(2)	BIG	581	0.3%	Student Loan
Progress Energy Carolinas, Inc	A-	558	0.3%	Investor Owned Utility
Local Insight Media Finance LLC	BIG	489	0.3%	Asset Securitizations
Option One Mortgage Loan Trust 2007-FXD1(2)	BIG	441	0.2%	Home Equity Loan

Total		$6,748	3.8%

(1)

Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. Ambac UK rates their transactions using the same rating definitions as Ambac Assurance. In

Item 1.	Business

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
(2)	Ambac Assurance has allocated all or a portion of the policy for this transaction to the Segregated Account.
(3)	Insurance policy issued by Ambac UK.

International Finance Insured Portfolio

Ambac’s portfolio of international finance insured exposures is $31,618 million, representing 18% of Ambac’s net par outstanding as of December 31, 2013 and a 17% reduction from outstandings at December 31, 2012. This reduction in exposure was the result of terminations of credit derivatives and asset-backed policies and normal exposure runoff. Ambac’s international finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, asset-securitizations, CDOs, utility obligations, and whole business securitizations (e.g. securitizations of substantially all of the operating assets of a corporation). In emerging markets, Ambac focused on future cash flow transactions from top tier issuers (structured transactions secured by U.S. Dollar and Euro cash flows generated from exports or payment remittances). See Note 7 to the Consolidated Financial Statements, located in Part II, Item 8 in this Form 10-K for exposures by bond type as of December 31, 2013.

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

Ambac UK, which is regulated in the United Kingdom (“UK”), had been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the UK and the European Union (“EU”) with $25,564 million net par outstanding at December 31, 2013. Geographically, Ambac UK’s exposures are principally in the UK and continental Europe. In 2009, Ambac UK’s license to issue new business was curtailed by its regulator. The portfolio of insured exposures underwritten by Ambac UK is financially supported exclusively by the assets of Ambac UK and no capital support arrangements are in place with any other Ambac affiliate.

Item 1.	Business

The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2013. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding	Country-Bond Type
Mitchells & Butlers Finance plc-UK Pub Securitisation	A+	$2,022	1.1%	UK-Asset Securitizations
Channel Link Enterprises	BBB-	1,313	0.7%	UK-Infrastructure
National Grid Electricity Transmission	A-	1,272	0.7%	UK-Utility
Punch Taverns Finance plc-UK Pub Securitisation	BIG	1,220	0.7%	UK-Asset Securitizations
Aspire Defense Finance plc	BBB+	1,212	0.7%	UK-Infrastructure
Telereal Securitisation plc	AA	1,126	0.6%	UK-Asset Securitizations
Capital Hospitals plc(2)	BBB-	1,063	0.6%	UK-Infrastructure
Posillipo Finance II S.r.l.	BBB	1,046	0.6%	Italy-Sub-Sovereign
Ostregion Investmentgesellschaft NR 1 SA(2)	BIG	967	0.5%	Austria-Infrastructure
Anglian Water	A-	888	0.5%	UK-Utility

Total		$12,129	6.8%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. Ambac UK rates their transactions using the same rating definitions as Ambac Assurance. In cases where Ambac Assurance or Ambac UK has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. “BIG” denotes credits deemed below investment grade.
(2)	A portion of this transaction is insured by an insurance policy issued by Ambac Assurance.

Ambac UK, on behalf of Ambac Assurance and Ambac UK, manages exposures to thirteen issuers based in EU member countries (not including the UK). Two exposures, with net par outstanding of $1,087 million, are classified as sub sovereign/municipal exposures that may be impacted should there be continued adverse financial developments in the related countries of Italy or France. Eight exposures, with net par outstanding of $3,962 million, are classified as infrastructure/operating asset backed deals that are concession based where the underlying assets independently generate cashflow without operational reliance on the sovereign. Of the remaining three deals with net par outstanding of $240 million, two are CLOs that consist of various paper issued by corporates throughout the Euro zone and one is a structured insurance transaction.

Additional Insured Portfolio Information

CDO and CLO

CDO and CLO transactions involve the securitization of a portfolio of corporate bonds, corporate loan obligations and/or asset-backed securities. These transactions are included in either the US structured finance market or the international finance market dependent upon the geographic characteristics of the risk. The

Item 1.	Business

majority of these exposures are executed through credit derivatives. Ambac’s outstanding CDO and CLO exposures are comprised of the following types as of December 31, 2013 and December 31, 2012:

	Successor Ambac		Predecessor Ambac
Business Mix by Net Par	December 31, 2013		December 31, 2012
	Net Par	Percentage	Net Par	Percentage
($ in billions)
High yield corporate	$1,356	79%	$6,426	70%
Market value CDOs	64	4	525	6
CDO of ABS < 25% MBS	—	—	1,742	19
Other	299	17	439	5

Total	$1,719	100%	$9,132	100%

Average Life of Insured Portfolio

Ambac Assurance underwrote and priced financial guarantees based on the assumption that the guarantees would remain in force until the expected maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on par in force at December 31, 2013 is approximately 12 years. The average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for future refundings or terminations of insured issues. RMBS policies incorporate assumptions on expected voluntary and involuntary prepayments over the remaining life of the insured obligation.

Issue Size

Ambac Assurance’s financial guarantee exposure in the U.S. public finance market reflects the historical participation across the whole range of deal sizes including those with an original par amount of less than $50 million. U.S. structured finance and international finance transactions generally involved larger transaction sizes. The following table sets forth the distribution of Ambac’s guaranteed portfolio as of December 31, 2013 with respect to the current size of each guaranteed issue:

Current Par Amount	Number of Issues	% of Total Number of Issues	Net Par Amount as of December 31, 2013
			Amount Outstanding	% of Total
($ in millions)
Less than $10 million	5,267	67%	$15,634	9%
$10-less than 50 million	1,810	23	41,629	23
$50-250 million	638	8	65,919	37
Greater than $250 million	132	2	55,910	31

Total	7,847	100%	$179,092	100%

Item 1.	Business

Geographic Area

The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2013:

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ in millions)
Domestic:
California	$25,657	14.3%
New York	11,577	6.5%
Florida	8,545	4.8%
Texas	7,431	4.1%
New Jersey	6,559	3.7%
Illinois	5,730	3.2%
Massachusetts	4,689	2.6%
Pennsylvania	3,906	2.2%
Colorado	3,741	2.1%
Washington	2,998	1.7%
Mortgage and asset-backed(1)	18,387	10.3%
Other domestic(2)	48,254	26.9%

Total Domestic	147,474	82.3%

International:
United Kingdom	21,282	11.9%
Australia	3,331	1.9%
Italy	2,412	1.3%
Austria	967	0.5%
New Zealand	526	0.3%
Internationally diversified(3)	1,918	1.1%
Other international	1,182	0.7%

Total International	31,618	17.7%

Grand Total	$179,092	100.0%

(1)	Mortgage and asset-backed obligations includes guarantees with multiple locations of risk within the United States and is primarily comprised of residential mortgage and other asset-backed securitizations.
(2)	Other domestic includes exposures to Puerto Rico of $2,485 at December 31, 2013.
(3)	Internationally diversified may include components of U.S. exposure.

Item 1.	Business

Exposure Currency

The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of December 31, 2013:

Currency	Net Par Amount Outstanding in Base Currency	Net Par Amount Outstanding in U.S. Dollars
(in millions)
U.S. Dollars	150,070	$150,070
British Pounds	12,432	20,595
Euros	3,472	4,773
Australian Dollars	3,503	3,128
New Zealand	639	526

Total		$179,092

Ratings Distribution

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at December 31, 2013 and December 31, 2012 and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at December 31, 2013 and December 31, 2012. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio

	Successor Ambac	Predecessor Ambac
Ambac Rating(1)	December 31, 2013	December 31, 2012
AAA	<1%	1%
AA	20	22
A	43	44
BBB	20	18
Below investment grade	17	15

Total	100%	100%

(1)	Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance, and for Ambac UK related transactions, based on the view of Ambac UK. In cases where Ambac Assurance or Ambac UK has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance and Ambac UK credit ratings are subject to revision at any time and do not constitute investment advice.

Item 1.	Business

Summary of Below Investment Grade Exposure

	Successor Ambac	Predecessor Ambac
Bond Type	Net Par Outstanding December 31, 2013	Net Par Outstanding December 31, 2012
($ in millions)
Public Finance:
Tax-backed(1)	$1,887	$741
Housing(2)	732	775
Transportation	519	533
General obligation	363	392
Health care	30	11
Other	1,291	1,436

Total Public Finance	4,822	3,888

Structured Finance:
Residential mortgage-backed and home equity—first lien	8,092	9,592
Residential mortgage-backed and home equity—second lien	6,440	7,533
Student loans	4,223	5,331
Structured Insurance	1,648	1,657
Mortgage-backed and home equity—other	346	403
Other	547	554

Total Structured Finance	21,296	25,070

International Finance:
Airports	—	1,504
Other	3,702	3,452

Total International Finance	3,702	4,956

Total	$29,820	$33,914

(1)	Includes $1,430 and $0 of Puerto Rico net par at December 31, 2013 and 2012, respectively.
(2)	Includes $486 and $488 of military housing net par at December 31, 2013 and 2012, respectively.

The decrease in below investment grade exposures are primarily due to (i) reductions to residential mortgage-backed securities during the year as a result of both voluntary prepayments by issuers and claims presented to Ambac Assurance; (ii) maturity of a portion of an international airport exposure resulting in an overall improvement in the credit quality of the remaining exposures; and (iii) principal payments on student loans (including commutation payments by Ambac), partially offset by an increase in certain public finance tax-backed obligations.

Item 1.	Business

U.S. residential mortgage-backed securities exposure

Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions that contain risks to first and second liens. The following tables provide, by vintage and type current net par outstanding of Ambac’s U.S. RMBS book of business:

($ in millions)	Successor Ambac – December 31, 2013 Total Net Par Outstanding
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other(1)
1998-2001	$42	$509	$3	$354
2002	23	445	45	12
2003	19	653	269	146
2004	833	365	488	23
2005	876	870	1,608	53
2006	2,305	588	827	87
2007	2,429	441	1,518	194

Total	$6,527	$3,871	$4,758	$869

% of Total RMBS Portfolio	40.7%	24.2%	29.7%	5.4%
% of Related Par Outstanding rated below investment grade(2)	98.7%	91.9%	94.8%	43.0%

($ in millions)	Predecessor Ambac – December 31, 2012 Total Net Par Outstanding
Year of Issue	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other(1)
1998-2001	$66	$573	$4	$432
2002	33	510	55	15
2003	25	762	341	165
2004	1,015	417	644	33
2005	1,031	981	1,942	59
2006	2,629	684	1,076	99
2007	2,868	472	1,958	228

Total	$7,667	$4,399	$6,020	$1,031

% of Total RMBS Portfolio	40.1%	23.0%	31.5%	5.4%
% of Related Par Outstanding rated below investment grade(2)	98.2%	89.0%	93.8%	42.1%

(1)	Other primarily includes manufactured housing and lot loan exposures.
(2)	Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac Assurance’s below investment grade category includes transactions on which claims have been submitted.

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

Item 1.	Business

of the auction rate markets, the interest rates on some student loan securities have increased significantly to punitive levels pursuant to the transaction terms. Such increases, along with high levels of student loan defaults, have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest.

Student loan net par outstanding on Ambac insured obligations:

	Successor Ambac		Predecessor Ambac
	December 31, 2013		December 31, 2012
Issuer Type ($ in millions)	Net Par	% of Net Par	Net Par	% of Net Par
For-Profit Issuers	$2,660	61%	$2,869	53%
Not-For-Profit Issuers	1,697	39%	2,542	47%

Total	$4,357	100%	$5,411	100%

Collateral for the For-Profit Issuers consists of private loans which do not have any federal guarantee as to defaulted principal and interest. Collateral for the Not-For-Profit Issuers consists of both FFELP and private student loans. For the Not-For-Profit student loan portfolio, approximately 72% of the collateral backing student loan trusts consists of private loans while the remaining 28% consists of FFELP loans. Private loan defaults have been on the rise since the beginning of the financial crisis in 2007. Elevated unemployment rates, combined with high student loan debt levels will continue to put pressure on borrower’s ability to pay their loans.

The following table represents the student loan net par outstanding by underlying debt-type on Ambac insured obligations:

	Successor Ambac		Predecessor Ambac
	December 31, 2013		December 31, 2012
Debit Type ($ in millions)	Net Par	% of Net Par	Net Par	% of Net Par
Auction Rate	$1,814	42%	$2,713	50%
Fixed Rate	229	5%	260	5%
Floating Rate Notes	2,218	51%	2,299	42%
Debt Service Reserve	96	2%	139	3%

Total	$4,357	100%	$5,411	100%

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

Auction Rate Securities (“ARS”) and Variable Rate Demand Obligations (“VRDO”):

Debt securities issued in the bond market include fixed and variable rate bonds. Included within the variable rate bond category are ARS and VRDO issued in the United States. The following table sets forth Ambac Assurance’s financial guarantee net par exposure outstanding, by bond type, relating to such variable rate securities at December 31, 2013 and December 31, 2012:

	Successor Ambac	Predecessor Ambac
	December 31, 2013 Total	December 31, 2012 Total
($ in millions)
Investor-owned utilities	$2,465	$3,249
Student Loans	1,814	2,713
Healthcare	1,040	1,369
Lease and Tax-backed	708	1,390
Transportation	354	1,922
Utility	305	306
General Obligation	110	322
Other	537	636

Total	$7,333	$11,907

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

Tax Allocation Bonds

Ambac Assurance has $5,819 million net exposure to debt issued by California redevelopment agencies (“RDAs”) in its public finance portfolio, including $457 million that is below investment grade. Certain municipalities established RDAs to fund redevelopment projects. Debt issued by RDAs is principally secured by incremental property tax revenues above a designated assessed valuation (“AV”) level. The credit deterioration in our underperforming exposures arises from AV declines, and in some cases, from disputes arising among some or all of the RDA’s successor agency, and the municipality, county and State regarding entitlement to revenues and properties following the State’s dissolution of RDAs in December 2011. Additionally, although the RDA successor agencies continue to be entitled to the pledged revenues and assets and remain obligated to service RDA debt, we may be subject to liquidity claims due to timing mismatches between tax receipts and debt service payments. While we believe the above credit and liquidity risks will be contained, there can be no certainty these or other risks, and therefore our risk of loss, will not increase as the new law is enacted and its guidelines promulgated and AVs remain stressed.

Item 1.	Business

Reinsurance:

Ceded Reinsurance

Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative reinsurance agreements. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses. The following table shows the distribution, by bond type, of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2013:

Bond Type	Ceded Par Amount Outstanding	% of Gross Par Ceded
($ in millions)
Public Finance:
Lease and tax-backed revenue.	$4,708	10%
General obligation	3,552	11
Utility revenue	2,202	13
Transportation revenue	1,878	16
Higher education	1,187	13
Housing revenue	1,055	12
Health care revenue	452	10
Other	109	8

Total Public Finance	15,143	12

Structured Finance:
Student loan	991	19
Investor-owned utilities	640	10
Asset-backed	286	11
Mortgage-backed and home equity	205	1
Other	262	9

Total Structured Finance	2,384	7

Total Domestic	17,527	11

International Finance:
Investor-owned and public utilities	692	7
Asset-backed	162	2
Transportation	139	3
CDOs	40	5
Sovereign/sub-sovereign	38	<1

Total International Finance	1,071	3

Grand Total	$18,598	9%

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance is entitled to reeive collateral from its reinsurance counterparties in certain reinsurance contracts and has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. Ambac Assurance held letters of credit and collateral amounting to approximately $153.1 million from its reinsurers at December 31, 2013. Refer to Risk Management — Reinsurance above for further discussion on the credit ratings of our reinsurance counterparties and unsecured reinsurance balances.

Item 1.	Business

Assumed Reinsurance:

At December 31, 2013, assumed par outstanding was $248.2 million. On March 24, 2010, all assumed reinsurance agreements with third parties were allocated to the Segregated Account, which will not allow for cancellations without the approval of the Rehabilitator.

Rating Agencies

Ambac Assurance’s financial strength ratings had been downgraded and subsequently withdrawn by Moody’s and S&P. Ambac Assurance requested such withdrawals upon a review of the value of such ratings relative to the cost.

Insurance Regulatory Matters

United States

Ambac Assurance and Everspan Financial Guarantee Corp. (“Everspan”) are domiciled in the State of Wisconsin and, as such, are subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”) and are regulated by the OCI. In addition, Ambac Assurance and Everspan are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed. Ambac Assurance is licensed in all other 49 states, the District of Columbia, the Commonwealth of Puerto Rico, the territory of Guam and the U.S. Virgin Islands and Everspan is licensed in all the same jurisdictions as Ambac Assurance other than Virginia, the District of Columbia and the Commonwealth of Puerto Rico. Under Wisconsin insurance law, the Segregated Account is a separate insurer for purposes of the Segregated Account Rehabilitation Proceedings. The Segregated Account is separately licensed in the State of Wisconsin but not elsewhere, and is under the control of, and is overseen by, the Rehabilitator.

Insurance laws and regulations applicable to financial guarantee insurers vary by jurisdiction. The laws and regulations generally require financial guarantors to maintain minimum standards of business conduct and solvency; to meet certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership and financial condition. Regulated insurance companies are also required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and in each jurisdiction in which they are licensed. The level of supervisory authority that may be exercised by non-domiciliary insurance regulators varies by jurisdiction. Generally, however, non-domiciliary regulators are authorized to suspend or revoke insurance licenses and to impose license restrictions in the event that laws or regulations are breached by a regulated insurance company or in the event that continued or unrestricted licensure of the regulated insurance company constitutes a “hazardous condition” in the opinion of the regulator. As a result of losses from its insured portfolio, Ambac Assurance is no longer able to write new business. In addition, Ambac Assurance’s authority to write new business in Alabama, Connecticut, Louisiana, Mississippi, North Carolina, North Dakota, Ohio, Tennessee, Utah and Virginia has been restricted by regulatory action or by agreement with the relevant insurance department.

As the principal, or domiciliary, regulator of Ambac Assurance and Everspan, OCI has primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings. Additionally, the accounts and operations of Ambac Assurance and Everspan are subject to periodic comprehensive examinations by the OCI. Wisconsin Insurance Laws require regulated insurance companies to maintain minimum standards of business conduct, maintain minimum surplus to policyholders, meet certain financial tests, and file certain reports, including information concerning their capital structure, ownership and financial condition. Ambac Assurance, Everspan and the Segregated Account are not subject to risk-based capital requirements, since they are financial guarantee insurers. Ambac Assurance and Everspan are in compliance with

Item 1.	Business

minimum surplus levels. Wisconsin Insurance Laws also require prior approval by OCI of certain transactions between Ambac Assurance or Everspan and their respective affiliates. As described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, the Rehabilitator of the Segregated Account has imposed certain constraints upon Ambac Assurance through the covenants made for the benefit of the Segregated Account and has assumed the authority to control the management of the Segregated Account.

In addition, pursuant to the terms of the Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance (the “Settlement Agreement”), Ambac Assurance must seek prior approval by OCI of certain corporate actions. The Settlement Agreement includes covenants which generally restrict the operations of Ambac Assurance and remain in force until the surplus notes that were issued to the counterparties by Ambac Assurance pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full. Certain of these restrictions may be waived with the approval of a majority of Unaffiliated Qualified Directors (described below) and/or the OCI. Pursuant to the Settlement Agreement, Ambac Assurance filed an amendment to its articles of incorporation which requires that at least one-third (and, in any event, not less than three members) of the board of directors of Ambac Assurance must be Unaffiliated Qualified Directors (as defined in the Settlement Agreement). If at any time Ambac Assurance does not have the requisite number of Unaffiliated Qualified Directors to authorize an action that is otherwise restricted by the Settlement Agreement, it will need to seek the approval of OCI to take such action.

United Kingdom

The PRA and FCA (and their predecessor regulator the Financial Services Authority (“FSA”)) have exercised significant oversight of Ambac UK since 2008, after Ambac, Ambac Assurance and Ambac UK began experiencing financial stress. In 2009, Ambac UK’s license to do new business was curtailed by the FSA and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its insurance portfolio in the United Kingdom, and to do the same through a branch in Milan, Italy, and a number of other European Union (“EU”) countries. EU legislation has allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions.

Ambac UK remains subject to regulation by the PRA and FCA in the conduct of its business. The PRA and FCA are the dual statutory regulators responsible for regulating the financial services industry in the United Kingdom, with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. In addition, the regulatory regime in the United Kingdom must comply with certain EU legislation binding on all EU member states.

The PRA and FCA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. These solvency requirements may be amended in order to implement the European Union’s proposed “Solvency II” directive on risk-based capital, but that is not expected to be implemented until 2016 at the earliest. The impact of such proposals on Ambac UK remains unclear.

Notwithstanding the foregoing, Ambac UK is deficient in terms of compliance with applicable regulatory capital requirements. The PRA and FCA are aware of the same, and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.

Item 1.	Business

Regulations over change in control

Under Wisconsin law applicable to insurance holding companies, any acquisition of control of Ambac, and any other direct or indirect control of Ambac Assurance and Everspan, requires the prior approval of the OCI. “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of more than 10% of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the OCI, upon application, determines otherwise. For purposes of this test, Ambac believes that a holder of common stock having the right to cast more than 10% of the votes which may be cast by the holders of all shares of common stock of Ambac would be deemed to have control of Ambac Assurance and Everspan within the meaning of the Wisconsin Insurance Laws. The United Kingdom has similar requirements applicable in respect of Ambac, as the ultimate holding company of Ambac UK.

Dividend Restrictions, Including Contractual Restrictions

Due to losses experienced by Ambac Assurance, Ambac Assurance has been unable to pay common dividends to Ambac since 2008 and will be unable to pay common dividends in 2014 without the prior consent of the OCI, which is unlikely. See Note 9 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further information on dividends.

Ambac Assurance’s ability to pay dividends is further restricted by the Settlement Agreement (as described below) and by certain covenants made for the benefit of the Segregated Account. See Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further information.

As a result of these restrictions, Ambac Assurance is not expected to pay dividends to Ambac for the foreseeable future.

Subject to the foregoing, pursuant to the Wisconsin Insurance Laws, Ambac Assurance and Everspan may declare dividends, subject to restrictions in their respective articles of incorporation, provided that, after giving effect to the distribution, such dividends would not violate certain statutory equity, solvency, income and asset tests. Board action authorizing a shareholder distribution by Ambac Assurance or Everspan (other than stock dividends) must be reported to the OCI at least 30 days prior to payment. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the OCI 30 days in advance of payment. Extraordinary dividends must be reported prior to payment and are subject to disapproval by the OCI. An extraordinary dividend is defined as a dividend or distribution, the fair market value of which, together with all dividends from the preceding 12 months, exceeds the lesser of: (a) 10% of policyholders’ surplus as of the preceding December 31 or (b) the greater of: (i) statutory net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year; or (ii) the aggregate of statutory net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. Additionally, in connection with the termination of certain reinsurance contracts, OCI requires adjustments to the dividend calculations for any surplus or net income gains recognized.

Ambac UK is not expected to pay any dividends to Ambac Assurance for the foreseeable future. UK law prohibits Ambac UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the UK insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s and FCA’s capital requirements in practice act as a restriction on the payment of dividends. Further, the FSA amended Ambac UK’s

Item 1.	Business

license in 2010 such that the PRA must specifically approve (“non-objection”) any transfer of value and/or assets from Ambac UK to Ambac Assurance or any other Ambac group company, other than in respect of certain disclosed contracts between the two parties (such as in respect of a management services agreement between Ambac Assurance and Ambac UK).

Pursuant to the Settlement Agreement Ambac Assurance may not make any “Restricted Payment” (which includes dividends from Ambac Assurance to Ambac) in excess of $5 million in the aggregate per annum, other than Restricted Payments from Ambac Assurance to Ambac in an amount up to $7.5 million per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of the surplus notes issued by Ambac Assurance under the Settlement Agreement would also need to be redeemed at par.

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

New York Financial Guarantee Insurance Law and Financial Guarantee Insurance Regulation in Other States

New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance and Everspan. The New York financial guarantee insurance law also establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. Wisconsin laws and regulations applicable to financial guarantors, as well as the laws of several other states, are less comprehensive than New York law and relate primarily to single and aggregate risk limits.

As a result of decreased statutory capital resulting from the significant losses experienced by Ambac Assurance, Ambac Assurance is not in compliance with applicable single and aggregate risk limits. Through run-off of the portfolio, Ambac Assurance will seek to reduce its exposure to no more than the permitted amounts, but may not be able to do so. Everspan is in compliance with all of such limits.

Financial Services Segment

Ambac’s Financial Services business segment is conducted through its financial services subsidiaries, which provide financial and investment products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. These businesses are in active runoff, which is being effectuated by means including transaction terminations, settlements, and scheduled amortization of contracts. The Financial Services business also maintains interest rate derivatives to mitigate exposure to floating rate insured obligations in the Financial Guarantee segment.

Item 1.	Business

The principal factors that may affect the Financial Services Segment results include: (1) availability of counterparties for hedging transactions; (2) investment returns; (3) the value of future contract terminations or settlements which may differ from carrying value of the those contracts; (4) collateral posting requirements; (5) the availability of liquidity from Ambac Assurance; (6) changes in the fair value of the derivatives portfolio resulting from interest rate fluctuations; (7) timing of investment agreement withdrawals; and (8) restrictions imposed upon Ambac Assurance by the contracts executed with the Segregated Account and the Settlement Agreement, and, to the extent that policies allocated to the Segregated Account are implicated, the authority of the Rehabilitator of the Segregated Account to control the management of the Segregated Account.

Investment Agreements

Ambac’s remaining investment agreements issued to structured finance and municipal issuers were issued through its wholly-owned subsidiary, Ambac Capital Funding. Investment agreements were customized for each investor to provide guaranteed interest and return of principal in accordance with their requirements. Each investment agreement was insured by Ambac Assurance through a financial guaranty insurance policy.

Liquidity risk exists in the business due to contract provisions which require collateral posting and allow for early termination of investment agreements. As of December 31, 2013, 96% of investment agreement principal and accrued interest outstanding was collateralized. Funding for early terminations was supported in part through loans between Ambac Capital Funding and Ambac Assurance. At December 31, 2013, Ambac Capital Funding was indebted to Ambac Assurance in the amount of $190.9 million.

See “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 and Note 15 of this Form 10-K to the Consolidated Financial Statements located in Part II, Item 8 for further information on investment agreements.

Derivative Products

The primary activities in the derivative products business are to manage the runoff of derivatives with financial guarantee clients and to facilitate the mitigation of interest rate exposure for the Financial Guarantee segment via swaps and exchange traded U.S. treasury futures. Derivative transactions are executed through Ambac Financial Services (“AFS”), a wholly-owned subsidiary of Ambac Assurance. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee insurance portfolio. This hedge position may have a significant impact on the results of the Financial Services segment. Under the agreements governing the derivative positions, AFS generally must post collateral or margin in excess of the market value of the swaps and futures contracts. In addition, most of AFS’s counterparties currently possess the right to terminate their transactions with AFS and in the event of a full rehabilitation of Ambac Assurance, some of AFS’s swaps could automatically terminate. A sudden termination of AFS’s derivatives, whether voluntarily or automatically, could result in losses. AFS has borrowed cash and securities from Ambac Assurance, to help support its incremental collateral and margin posting requirements, termination payments and other cash needs. At December 31, 2013, AFS was indebted to Ambac Assurance in the amounts of $448.0 million in cash loans and $140.2 million in borrowed securities.

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

Item 1.	Business

Funding Conduits

A subsidiary of Ambac has previously transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of December 31, 2013, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities. Ambac does not consolidate these entities under the relevant accounting guidance for consolidation of variable interest entities. See Notes 2 and 4 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further information.

INVESTMENTS AND INVESTMENT POLICY

As of December 31, 2013, the consolidated non-VIE investments of Ambac had an aggregate fair value of approximately $6.5 billion and an aggregate amortized cost of approximately $6.6 billion. Investments are managed internally by officers of Ambac, who are experienced investment managers, and by external investment managers. All investments are made in accordance with the general objectives and guidelines for investments reviewed or overseen by Ambac Assurance and Ambac UK’s respective Boards of Directors. These guidelines include liquidity, credit quality, diversification and duration objectives, and are periodically reviewed and revised as appropriate.

As of December 31, 2013, the Ambac Assurance and Everspan non-VIE investment portfolio had an aggregate fair value of approximately $5.4 billion and an aggregate amortized cost of approximately $5.4 billion. Ambac Assurance’s and Everspan’s investment objectives are to achieve the highest risk-adjusted after-tax yield on a diversified portfolio consistent with Ambac Assurance’s and Everspan’s risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by applicable insurance laws and regulations. Ambac Assurance purchases Ambac Assurance insured securities given their relative risk/reward characteristics in order to mitigate the effect of potential future adverse development in the insured portfolio. Ambac Assurance financial guarantee policies related to most of these securities have been allocated to the Segregated Account. As described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, Ambac Assurance’s investment policies are subject to certain covenants made for the benefit of the Segregated Account and, therefore, such policies may be subject to restrictions outside the control of management. Such covenants could adversely impact the performance of the investment portfolio.

As of December 31, 2013, the non-VIE Ambac UK investment portfolio had an aggregate fair value of approximately $0.5 billion and an aggregate amortized cost of approximately $0.5 billion. Ambac UK’s investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holders and meeting their claims. Ambac UK’s investment portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the FSA as regulator of Ambac UK. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.

As of December 31, 2013, the non-VIE Financial Services investment portfolio had an aggregate fair value of approximately $0.4 billion and an aggregate amortized cost of approximately $0.4 billion. The primary investment objective is to invest in a diversified portfolio of high-grade securities that produce sufficient cash flow to satisfy all investment agreement liabilities while meeting the related collateral requirements. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

Item 1.	Business

The following tables provide certain information concerning the investments of Ambac:

	Successor Ambac		Predecessor Ambac
	Summary of Investments as of December 31, 2013		Summary of Investments as of December 31, 2012
Investment Category	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)
($ in thousands)
Long-term investments:
Taxable bonds	$5,099,503	3.76%	$4,409,491	7.32%
Tax-exempt bonds	912,036	3.95%	1,258,683	4.76%

Total long-term investments	6,011,539	3.79%	5,668,174	6.74%
Short-term investments(2)	271,119	0.10%	661,658	0.10%
Other	241,069	—	100	—

Total	$6,523,727	3.63%	$6,329,932	5.96%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

	Successor Ambac		Predecessor Ambac
	Investments by Security Type as of December 31, 2013		Investments by Security Type as of December 31, 2012
Investment Category	Carrying Value(1)	Weighted Average Yield(2)	Carrying Value(1)	Weighted Average Yield(2)
($ in thousands)
Municipal obligations(3)	$1,377,723	3.70%	$1,814,730	5.11%
Corporate securities	1,489,369	2.28%	1,112,174	3.88%
Foreign obligations	124,877	1.29%	70,112	3.75%
U.S. government obligations	252,471	0.36%	393,062	0.69%
U.S. agency obligations	32,154	0.31%	82,535	4.34%
Residential mortgage-backed securities	1,558,625	7.04%	1,455,582	15.79%
Asset-backed securities	1,176,320	2.79%	739,979	4.54%

Total long-term investments	6,011,539	3.79%	5,668,174	6.74%
Short-term investments(3)	271,119	0.10%	661,658	0.10%
Other	241,069	—	100	—

Total	$6,523,727	3.63%	$6,329,932	5.96%

(1)	Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 11of the Consolidated Financial Statements located in Part II Item 8 of this Form 10-K for further discussion of Ambac insured securities held in the investment portfolio.
(2)	Yields are stated on a pre-tax basis, based on average amortized cost.
(3)	Includes taxable and tax-exempt investments.

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

Item 1.	Business

EMPLOYEES

As of December 31, 2013, Ambac had 212 employees, including 13 employees of Ambac UK. Ambac considers its employee relations to be satisfactory.

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

Ambac has a Code of Business Conduct which promotes management’s control philosophy and expresses the values which govern employee behavior and help maintain Ambac’s commitment to the highest standards of conduct. This code can be found on Ambac’s website at www.ambac.com on the “Investor Relations” page under “Corporate Governance.” Ambac will disclose on its website any amendment to, or waiver from, a provision of its Code of Business Conduct that applies to its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer. Ambac’s corporate governance guidelines and the charters for the committees of the Board of Directors are also available on our website under the “Corporate Governance” page.

Item 1A.	Risk Factors

References in the risk factors to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our,” “us” and “Company” are to Ambac and its subsidiaries, as the context requires. Capitalized terms used but not defined in this section shall have the meanings ascribed thereto in Part I, Item 1 of this Form 10-K or in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K unless otherwise indicated.

The price per share of our common stock may be subject to a high degree of volatility, including significant price declines.

Our shares of common stock, which were issued pursuant to our Reorganization Plan, began trading on the NASDAQ Global Market on May 1, 2013. Although our common stock is listed on NASDAQ, there can be no assurance as to the liquidity of the trading market for our shares of common stock or the price at which such shares can be sold. The initial market price of our shares was determined by investors based upon the number of shares that were issued. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:

•	changes in investors’ or analysts’ valuation measures for our stock;

•	market trends unrelated to our stock;

•	market and industry perception of our success, or lack thereof, in pursuing our business strategy; and

•	results and actions of other participants in our industry.

In addition, the price of our shares will be affected by the additional risks described below, including risks associated with Ambac Assurance’s ability to deliver value to Ambac.

Ambac may not be able to realize value from Ambac Assurance.

Because Ambac is a holding company, the value of our stock is dependent upon the residual value of our main operating subsidiary, Ambac Assurance, the receipt of payments to be made by Ambac Assurance pursuant

Item 1A.	Risk Factors.

to the Amended TSA and the Cost Allocation Agreement, the receipt of payments on the Junior Surplus Note issued to Ambac by the Segregated Account, and the receipt of dividends from Ambac Assurance. There can be no assurance that we will be able to realize residual value in Ambac Assurance, which is in run-off. In addition, the Segregated Account of Ambac Assurance Corporation is subject to rehabilitation proceedings and under the control of the Rehabilitator, as further described below. It is unclear whether Ambac Assurance and the Segregated Account will be able to satisfy all of their respective obligations to policyholders, holders of their respective surplus notes and holders of Ambac Assurance’s preferred stock, even if Ambac Assurance and the Segregated Account are successful in achieving recoveries and mitigating losses. Our ability to achieve recoveries and mitigate losses is subject to significant risks and uncertainties, including perceptions of the value of Ambac’s guarantees and securities.

Due to the above considerations, as well as applicable legal and contractual restrictions described elsewhere herein, it is highly unlikely that Ambac Assurance will be able to pay Ambac any dividends for the foreseeable future. Furthermore, the payments to be made to Ambac under the Amended TSA and the Cost Allocation Agreement are subject to contingencies that are difficult to predict, making the amount and timing, if any, of such payments uncertain. Payments to be made under the Amended TSA, in particular, depend on the generation of taxable income by Ambac Assurance and will be negatively affected by the amount of net operating loss carry-forwards (“NOLs”) that can be utilized by Ambac Assurance prior to the utilization of NOLs that require payment to Ambac. Ambac Assurance’s ability to generate taxable income is uncertain. Moreover, losses incurred by Ambac Assurance since the Amended TSA was executed have increased the amount of NOLs that can be utilized by Ambac Assurance without payment to Ambac. Due to these factors, there can be no assurance as to the amounts, if any, that Ambac will receive from Ambac Assurance under the Amended TSA.

It is also uncertain whether and to what extent Ambac will realize value from the Junior Surplus Note. No payment of interest on or principal of a Segregated Account Junior Surplus Note may be made until all existing and future indebtedness of the Segregated Account, including Segregated Account Surplus Notes, policy claims and claims having statutory priority have been paid in full. All payments of principal and interest on Segregated Account Junior Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Junior Surplus Notes, such interest will accrue and compound annually until paid.

The value of our common stock may also depend upon the ability of Ambac to generate earnings apart from Ambac Assurance. As noted below, we are exploring new business opportunities, but there are no assurances regarding our ability to enter new businesses or the prospects of any such new businesses.

We are exploring new business opportunities which may not be not be consummated, or if consummated, may not create value and may negatively impact our financial results.

We are exploring new business opportunities for the Company, which may involve the acquisition of assets or existing businesses or the development of businesses through new or existing subsidiaries. It is not possible at this time to predict the future prospects or other characteristics of any such new business. Our efforts to pursue new business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our financial condition. No assurance can be given that we will be able to complete the acquisition or development of any business or, if acquired or developed, generate any earnings or be able to successfully integrate such business into our current operating structure.

Moreover, Ambac’s ability to enter new businesses, including new businesses apart from Ambac Assurance, is also subject to significant doubt, given the condition and circumstances of Ambac Assurance, the difficulty of leveraging or monetizing its other assets, and the uncertainty of its ability to raise capital. Due to these factors, as well as those relating to Ambac Assurance as described above, the value of our securities is highly speculative.

Item 1A.	Risk Factors.

Our actual financial results and financial condition may vary significantly from the projections and other financial information previously provided to the Bankruptcy Court and may be substantially lower from those reflected in the projections; investors should not rely on such information in making investment decisions.

In connection with the Reorganization Plan, in September 2011 we filed with the Bankruptcy Court a disclosure statement containing financial projections and other financial information, including estimates regarding our reorganization value. The projections and other financial information provided were based on information available to us at that time and we have not updated, and do not intend to update, such information. Projections are inherently subject to uncertainties and risks and such projections and other financial information reflect numerous assumptions as of the date of the disclosure statement. Our actual financial condition may vary significantly from those contemplated by the projections and other financial information provided to the Bankruptcy Court. Our actual results may be substantially lower than what was projected or implied in the disclosure statement. The projections and other financial information provided to the Bankruptcy Court are neither included in this report nor incorporated by reference. Accordingly, investors should not rely on such projections or information in making investment decisions.

The occurrence of certain events could result in the initiation of rehabilitation proceedings against Ambac Assurance, with resulting adverse consequences to holders of Ambac securities.

Challenges to the Segregated Account Rehabilitation Proceedings are ongoing. If such challenges are ultimately successful, Ambac Assurance and/or the Segregated Account may be exposed to the risk of greater losses. Furthermore, OCI may not receive a favorable ruling from the IRS regarding its proposed modifications to the Segregated Account Rehabilitation Plan, as discussed elsewhere herein. In response to these or other events, such as increased loss development in the General Account of Ambac Assurance or significant losses resulting from litigation against Ambac Assurance, OCI may determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to Ambac Assurance, either preemptively or in response to any such event.

If, as a result of the occurrence of any such event(s), OCI decides to initiate rehabilitation proceedings with respect to Ambac Assurance, adverse consequences may result, including, without limitation, the assertion of damages by counterparties (including mark-to-market claims with respect to insured transactions executed in ISDA format) and the acceleration of losses based on early termination triggers and the loss of control rights in insured transactions, thereby reducing the residual value of Ambac Assurance. Additionally, the Rehabilitator would assume control of all of Ambac Assurance’s assets and management of Ambac Assurance. In exercising control, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac. Such actions may result in material adverse consequences for Ambac’s securityholders.

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

Item 1A.	Risk Factors.

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

In addition, the Rehabilitator may propose amendments to the Segregated Account Rehabilitation Plan that could have a significant impact on our financial condition or results of operations as such amendments could have the effect of minimizing NOL usage payments to Ambac pursuant to the Amended TSA.

Our inability to realize the expected recoveries included in our financial statements could adversely impact our liquidity and financial condition.

As of December 31, 2013, we have estimated representation and warranty subrogation recoveries of $2,183.7 million (net of reinsurance), which is included in our financial statements. These recoveries are based principally on contractual claims arising from RMBS transactions that we have insured, and represent our estimate of the amounts we will ultimately recover. However, our ability to recover these amounts is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take the actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover any amounts our stockholders’ equity as of December 31, 2013 would decrease from $978.4 million to a deficit of $1,205.3 million.

We expect to recover material amounts of claims payments through remediation measures other than the litigation described above as well as through cash flows in the securitization structures of transactions that we insure. Realization of such expected recoveries is subject to various risks and uncertainties, including the rights and defenses of other parties with interests that conflict with our interests, the performance of the collateral and assets backing the obligations that we insure, the performance of servicers involved in securitizations in which we participate as insurer, and the effect on our rights of the Segregated Account Rehabilitation Plan and orders of the Rehabilitation Court. Additionally, the Segregated Account Rehabilitation Proceedings may result in the loss of future recoveries in insured transactions. Adverse developments with respect to such variables may cause our recoveries to fall below expectations.

Intercompany disputes or disputes with OCI may arise, which may have material adverse effects on the Company.

The Segregated Account, Ambac Assurance, Ambac and other affiliates have entered into agreements that govern certain activities of such entities. OCI has certain enforcement rights with respect to such agreements and, as regulator of Ambac Assurance and as Rehabilitator of the Segregated Account, has further authority over the activities of Ambac Assurance and the Segregated Account. Disputes may arise over the interpretation of such agreements, the exercise or purported exercise of rights thereunder, or the performance of or failure or purported failure to perform obligations thereunder. Disputes may also arise over certain actions taken or proposed to be taken by OCI in reliance on its contractual or legal rights or in reaction to actions taken or to be taken by the Company. In taking such actions or reacting to actions or decisions of the Company, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac. Any such dispute could have material adverse effects on the Company, whether through litigation, failure to execute transactions sought by management, interference with corporate strategies, objectives or prerogatives, inefficient decision-making or execution, forced realignment of resources, increased costs, distractions to management,

Item 1A.	Risk Factors.

strained working relationships or otherwise. Such effects would also increase the risk that OCI would seek to initiate rehabilitation proceedings against Ambac Assurance.

The Rehabilitator is considering amendments to the Segregated Account Rehabilitation Plan that could have adverse consequences to holders of Ambac securities and to holders of securities insured by Ambac Assurance, and could have a material impact on our accounting, financial condition and results of operations.

The issuance of Surplus Notes by the Segregated Account as contemplated by the current Segregated Account Rehabilitation Plan could subject Ambac Assurance to the risk of deconsolidation from Ambac for tax purposes, which may also result in a Section 382 limitation with respect to Ambac Assurance’s NOLs or an attribution of such NOLs to Ambac, or could subject Ambac Assurance to the risk of recognizing significant cancellation of indebtedness income. As a result, and subject to desired tax treatment, the Rehabilitator is expected to seek to implement amendments to the Segregated Account Rehabilitation Plan that would eliminate the issuance of surplus notes by the Segregated Account with respect to the unpaid portion of permitted policy claims. Such amendments would instead provide for the unpaid balance of permitted policy claims to be recorded by the Segregated Account as outstanding policy obligations which would accrue interest from the first date on which a portion of such permitted policy claim is or was paid until such outstanding policy obligations are paid (any such outstanding policy obligation, including accrued interest thereon, as such obligation may be adjusted from time to time in accordance with the Segregated Account Rehabilitation Plan, guidelines or rules issued by the Rehabilitator and/or orders of the Rehabilitation Court, a “Deferred Amount”). The amendments would likely provide that interest on the unpaid portion of permitted policy claims be accrued generally at an effective rate of 5.1%, compounded annually. Based on an assumed 5.1% interest rate on Deferred Amounts, the Segregated Account would be responsible for accrued interest of approximately $225.1 million through December 31, 2013. This accrued interest amount is not currently reflected in the Company’s financial results. In the case of certain insured bonds, the outstanding principal balance of which is not reduced by the unpaid portion of permitted policy claims relating to principal (such bonds, “Undercollateralized Bonds”), even though a Deferred Amount is also created, the interest accruing on the Deferred Amount may be reduced by the amount of interest payable on the Undercollateralized Bonds. Absent an adjustment by the Rehabilitator, bondholders would continue to earn interest on both the full principal balance of such Undercollateralized Bonds and the Deferred Amount.

The timing and likelihood of such amendments to the Segregated Account Rehabilitation Plan are presently unclear.

Notwithstanding that such amendments would be designed to preserve tax attributes for the ultimate benefit of policyholders, such amendments could adversely affect the interests of Ambac security holders and holders of securities insured by Ambac Assurance, including, without limitation, by the absence of tradable surplus notes. Furthermore, if surplus notes were eliminated from the Segregated Account Rehabilitation Plan in favor of the establishment of Deferred Amounts, then Ambac Assurance would, in certain transactions, suffer a reduction in reimbursements that would have been payable to it had such claims been (or been deemed to be) fully satisfied by the issuance of surplus notes, although such reduction in reimbursements could be mitigated by the making of Supplemental Payments discussed elsewhere herein. Also, if and to the extent the Rehabilitator does not make adjustments with respect to the payment of interest on Deferred Amounts relating to Undercollateralized Bonds or such adjustments do not completely offset the amount of incremental interest payable on the related Undercollateralized Bonds, then Ambac Assurance would be exposed to incremental interest liability on such Undercollateralized Bonds. Pending the outcome of the ruling requests to the IRS, as more fully described elsewhere herein, the establishment of interest bearing Deferred Amounts instead of the issuance of surplus notes with respect to the unpaid portion of permitted policy claims is also likely to reduce NOL usage payments by Ambac Assurance to Ambac under the Amended TSA. As a result of such factors, the establishment of Deferred Amounts instead of the issuance of surplus notes with respect to the unpaid portion of permitted policy claims could result in a material change in our financial condition or results of operations.

Item 1A.	Risk Factors.

Some issuers of public finance obligations we insure are experiencing fiscal stress that could result in increased losses on those obligations or increased liquidity claims, including losses or claims resulting from payment defaults, Chapter 9 bankruptcy proceedings or loss of market access.

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

Loss of market access is a risk embedded in our municipal exposures. From time to time the municipal bond market evidences heightened investor concerns overall or for select sectors or issuers, as has recently been the case with Puerto Rico. Such adverse market conditions may trigger a loss of market liquidity for affected issuers, which in turn may significantly raise their cost of alternative financing or cause a liquidity crisis and potential for default on debt service payments we guarantee.

As a result of the Segregated Account Rehabilitation Proceedings and resulting modifications to Ambac’s payment obligations, various adverse events in the insured portfolio may be triggered. If injunctions issued by the Rehabilitation Court enjoining such adverse effects are ineffective, substantial adverse events may occur.

The Rehabilitation Court issued an injunction effective until further order of the court enjoining certain actions by Segregated Account policyholders and other counterparties, including the assertion of damages or acceleration of losses (including mark-to-market claims with respect to transactions executed in ISDA format) based on early termination triggers and the loss of control rights in insured transactions. If the injunction does not successfully preclude policyholders or counterparties from asserting damages, accelerating payments or ignoring or assuming Ambac’s control rights, losses in the Segregated Account would likely increase substantially.

Certain Surplus Notes issued by, or other obligations of, either Ambac Assurance or the Segregated Account may be characterized as equity of Ambac Assurance and as a result, Ambac Assurance may no longer be a member of the U.S. federal income tax consolidated group of which Ambac is the common parent.

It is possible that certain Surplus Notes issued by, or other obligations of, either Ambac Assurance or the Segregated Account may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If such Surplus Notes or other obligations are characterized as equity of Ambac Assurance and it is determined that such “equity” represented more than twenty (20) percent of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with Ambac. As a result, Ambac Assurance may no longer be characterized as a member of the U.S. federal income tax consolidated group of which Ambac is the common parent (the “Ambac Consolidated Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S.

Item 1A.	Risk Factors.

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

If Surplus Notes are characterized as equity of Ambac Assurance, the Ambac Assurance NOLs (and certain other tax attributes or tax benefits of the Ambac Consolidated Group) may be subject to limitation under Section 382 of the Tax Code.

It is possible that certain Surplus Notes may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. Such characterization could result in an “ownership change” of Ambac Assurance for purposes of Section 382 of the Tax Code. If such an ownership change were to occur, the value and amount of the Ambac Assurance NOLs would be substantially impaired, increasing the U.S. federal income tax liability of Ambac Assurance and materially reducing cash available to dividend to Ambac, as well as reducing the value of Ambac Assurance’s stock owned by Ambac.

Deductions with respect to interest accruing on certain Surplus Notes may be eliminated or deferred until payment.

To the extent certain Surplus Notes are characterized as equity for U.S. federal income tax purposes, accrued interest will not be deductible by Ambac Assurance. In addition, even if such Surplus Notes are characterized as debt for U.S. federal income tax purposes, the deduction of interest accruing on such Surplus Notes may be deferred until paid or eliminated in part depending upon (i) the terms of any deferral and payment provisions provided in such Surplus Notes, (ii) whether such Surplus Notes have “significant original issue discount,” and (iii) the yield to maturity of Surplus Notes. To the extent deductions with respect to interest is eliminated or deferred, the U.S. federal income tax of the members of the Ambac Consolidated Group or the members of the Ambac Assurance Consolidated Tax Group (as defined below) as the case maybe, could be increased reducing the amount of cash available to pay its obligations.

We are subject to credit risk and other risks related to RMBS and securities backed by student loans.

We have insured RMBS transactions (including transactions collateralized by second lien mortgage products and Alt-A or mid-prime loans), as well as securities backed by student loans, and are thus exposed to credit risk associated with those asset classes. Performance of these transactions, as well as others, can be adversely affected by general economic conditions, including recession, rising unemployment rates, underemployment, home prices that decline or do not increase in the patterns assumed in our models, increasing foreclosure rates and unavailability of consumer credit; mortgage product attributes, such as interest rate adjustments and balloon payment obligations; borrower and/or originator fraud; mortgage and student loan servicer activities, including underperformance and financial difficulty.

While further deterioration in the performance of consumer assets, including mortgage-related assets and student loans, may occur, the extent and duration of any future deterioration of the credit markets is unknown, as

Item 1A.	Risk Factors.

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

Ambac Assurance maintains a portion of its investment portfolio in lower-rated securities in order to increase the risk-adjusted return on its portfolio. Investments in lower-rated securities and “alternative assets” could expose Ambac to increased losses and decreased liquidity in the investment portfolio.

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Loss reserves established with respect to our non-derivative financial guarantee insurance policies are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default, management’s ability to execute commutation transactions and estimated remediation recoveries for, among other things, breaches by RMBS issuers of representations and warranties. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As a result of the inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that either the actual losses in our financial guarantee insurance portfolio will not exceed such reserves or that our reserves will not increase or decrease materially over time as circumstances, our assumptions, or our models change.

As described elsewhere herein, any changes to the Segregated Account Rehabilitation Plan in respect of the treatment of the portion of claims that is not paid in cash on an as-presented basis could cause Ambac Assurance to lose its entitlement to certain reimbursements or to incur additional interest payment obligations, which could result in a material change in our loss reserves.

Additionally, inherent in our estimates of loss severities and remediation recoveries is the assumption that we will retain control rights in respect of our insured portfolio. However, according to the terms of relevant transaction documents, we are subject to the loss of control rights in many insured transactions in the event that we are the subject of delinquency proceedings and/or other regulatory actions which could result from our deteriorated financial position. In the event that we lose control rights, our ability to mitigate loss severities and realize remediation recoveries will be compromised, and actual ultimate losses in our insured portfolio could exceed our loss reserves. The Rehabilitation Court issued an injunction effective until further order of the court enjoining certain actions by holders of policies in the Segregated Account and other counterparties, including actions resulting in the loss of control rights. If this injunction does not successfully preclude such actions, Ambac Assurance could lose its control rights with respect to policies in the Segregated Account.

We also rely on internally and externally developed complex financial models, including licensed models related to RMBS, to project performance of our insured obligations. Differences in the models that we employ, and/or flaws in these financial models and/or faulty assumptions inherent in these financial models and those

Item 1A.	Risk Factors.

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

Our credit risk management policies and practices may not adequately identify significant risks.

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

Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims or to meet Financial Services liquidity needs due to contract terminations or collateral posting requirements, such investments would likely be sold at discounted prices. Additionally, increasing interest rates would have an adverse impact on our insured portfolio. For example, increasing interest rates could result in higher claim payments in respect of defaulted obligations that bear interest at floating rates of interest. Higher interest rates can also lead to increased credit stress on consumer asset-backed transactions in our insured portfolio (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations); slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured portfolio and in our investment portfolio and decreased volume of capital markets activity.

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

Due to the installment nature of a significant percentage of its premium income, Ambac Assurance has an embedded future revenue stream. The amount of installment premiums actually realized by Ambac Assurance could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). Additionally, the Segregated Account Rehabilitation Proceedings may result in the loss of installment premium income from such insured transactions if orders of the Rehabilitation Court are not effective. Such reductions would result in lower revenues.

We are subject to credit risk throughout our businesses, including large single risks, risk concentrations, correlated risks and reinsurance counterparty credit risk.

We are exposed to the risk that issuers of debt which we have insured (or with respect to which we have written credit derivatives), issuers of debt which we hold in our investment portfolio, reinsurers and other

Item 1A.	Risk Factors.

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

Our investment portfolio may be adversely affected by events and developments in the capital markets including interest rate movements, credit rating downgrades, ABS and RMBS prepayment speeds, foreign exchange movements, spread volatility, and credit losses. To the extent we need to liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets could be sold at prices less than fair value as of December 31, 2013.

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

These collateral-posting obligations could have a material adverse effect on our liquidity. At present, these collateral-posting requirements are being partially satisfied by loans from Ambac Assurance to the Financial Services businesses. As required by Wisconsin law, these transactions were approved by the OCI. To the extent that collateral-posting requirements increase as a result of changes in market conditions, as described above, it is likely that Ambac Assurance would need to provide increased lending capacity to the Financial Services businesses in order to satisfy these collateral-posting obligations. Any such increases to lending capacity would be subject to the prior consent of the OCI; there can be no assurance that we would obtain such consent. We believe that the OCI would consider several factors in determining whether to grant such consent, including its view of Ambac Assurance’s financial condition at the time of such loan or contribution.

If the Financial Services businesses fail to post collateral as required, counterparties may be entitled to terminate the transactions. Upon such terminations, we may be forced to liquidate securities with unrealized mark-to-market losses which could have a material adverse effect on our liquidity. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Ratings and Collateral” of this Form 10-K. The termination of such transactions, if unpaid by our Financial Services businesses, would trigger Ambac Assurance’s obligations to make payments under the financial guarantee insurance policies it previously issued. To the extent that the OCI determines that the payment by Ambac Assurance under such policies could place Ambac Assurance in a hazardous condition, the OCI could initiate rehabilitation proceedings with respect to Ambac Assurance.

Item 1A.	Risk Factors.

We are subject to credit and liquidity risk due to unscheduled and unanticipated withdrawals on Investment Agreements.

Ambac’s investment agreement business has issued investment agreements to investors that may allow for early withdrawal (i.e. deviate from a defined or expected withdrawal schedule). The provisions that allow for early withdrawal vary by transaction but include events such as credit events, early call provisions, loss events, construction project development variance and changes in tax laws. To the extent we experience an increase in unanticipated withdrawals, the Investment Agreement business may be required to liquidate certain asset holdings. Early liquidation of asset holdings could result in realized losses.

We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows.

Ambac Assurance is defending various lawsuits relating to its financial guarantee business as well as securities that it has issued. In addition, the Company has received various regulatory inquiries and requests for information. Please see Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for information on these various proceedings.

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

System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.

We rely on our information technology systems for many enterprise-critical functions and a prolonged failure or interruption of these systems for any reason could cause significant disruption to our operations and have a material adverse effect on our business, financial condition and operating results. Our information technology and application systems may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Computer hackers may be able to penetrate our network’s system security and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, we sometimes receive and are required to protect confidential information from third parties. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could cause significant financial losses that are either not insured against or not fully covered by insurance, damage to our reputation, affect our relationships with third parties, lead to claims against us, result in regulatory action, or otherwise have a material adverse effect on our business or results of operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage. Moreover, although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion in the event of a disruption to our information technology and application systems.

Financial Markets have recently been affected by concerns over U.S. fiscal policy.

Financial markets have been affected by concerns over U.S. fiscal policy, including uncertainty regarding the federal budget, the federal government’s debt ceiling, and the federal deficit. These issues could, on their

Item 1A.	Risk Factors.

own, or combined with unfavorable economic conditions, send the United States into a new recession, have severe repercussions to the United States and global credit and financial markets, further exacerbate concerns over sovereign debt of other countries and disrupt economic activity in the United States and elsewhere. A recession in the United States could adversely affect the performance of Ambac’s investments or result in impairments, and could have a material adverse effect on Ambac’s business, results of operations and financial condition. In addition, future fiscal policies may have adverse effects on the economy and on consumers, which could increase the risk of default on collateral backing securities that we insure.

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

We may incur losses resulting from operational risk due to inadequate or failed internal processes, breakdown of settlement or communication systems, inadequate execution of strategy or from external events leading to disruption of our business. Events subject to operational risk include:

•	Internal Fraud-misappropriation of assets, intentional mismarking of positions

•	External Fraud-theft of information, third-party theft and forgery

•	Clients, Products, & Business Practice-improper trade, fiduciary breaches

•	Damage to Physical Assets-vandalism

•	Business Disruption & System Failures-software failures, hardware failures; and

•	Execution, Delivery, & Process Management-data entry errors, accounting errors, failed mandatory reporting, settlement errors, and negligence.

We may be adversely affected by failures in services or products provided by third parties.

We have outsourced and may continue to outsource certain segments of our operations and business, and rely upon third-party vendors for other essential services and information, such as the provision of data used in setting loss reserves. A material failure by an external service or information provider or a material defect in the products, services or information provided thereby could adversely affect our financial condition and results of operations.

Our inability to attract and retain qualified executives and employees or the loss of any of these personnel could negatively impact our business.

Our ability to execute on our business strategies depend on the retention and recruitment of qualified executives and other professionals. We rely substantially upon the services of our current executive team. In addition to these officers, we require key staff with risk mitigation, structured finance, insurance, credit,

Item 1A.	Risk Factors.

investment, accounting, finance, legal and technical skills. As a result of Ambac’s financial situation and the rehabilitation proceedings for the Segregated Account, there is an increased risk that executive officers and other key staff will leave the Company and replacements may not be incented to join the Company. The loss of the services of members of our senior management team or our inability to hire and retain other talented personnel could delay or prevent us from succeeding in executing our strategies, which could further negatively impact our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The executive office of Ambac is located at One State Street Plaza, New York, New York 10004, which consists of approximately 103,500 square feet of office space, under an agreement with an initial term that expires in December 2015. This office houses operations for all reportable business segments.

Ambac UK also maintains offices in the London, England, which consist of approximately 3,500 square feet of office space, under an agreement that expires in October 2020, with an earlier term option at Ambac UK’s discretion; and in Italy (Milan), under an agreement that expires in December 2014.

Additionally, Ambac maintains a disaster recovery site as part of its Disaster Recovery Plan, which is located approximately 100 miles from One State Street Plaza under a lease that also expires in December 2015. This remote warm-back-up facility is complete with user work stations, phone system, data center, internet connectivity and a power generator, capable of serving the needs of the disaster recovery team to support all business segment operations. The plan, facility and systems are revised and upgraded where necessary, and user tested annually to confirm their readiness.

Item 3.	Legal Proceedings

Please refer to Note 18 “Commitments and Contingencies” of the Consolidated Financial Statements located in Part II, Item 8 in this Form 10-K for a discussion on Legal Proceedings against Ambac and its subsidiaries.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 1, 2013 (the “Effective Date”), all of the outstanding common stock and all other equity securities, including stock options and restricted stock units of the Predecessor Company, were cancelled pursuant to the terms of the Reorganization Plan. Prior to the Effective Date, Ambac’s common stock traded on the OTCQB, the middle tier of the OTC marketplace reserved for fully reporting issuers, under the symbol “ABKFQ”. The common stock of the Successor Company began trading on NASDAQ under the symbol “AMBC” on the Effective Date. The Successor Company authorized capital stock consists of 130 million shares of common stock and 20 million shares of preferred stock. Under the Reorganization Plan Ambac also distributed warrants to holders of allowed general unsecured claims and subordinated debt securities, which entitle such holders to

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

acquire an additional 5,047,138 shares of new common stock of the Company at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. There are also 3,779,146 shares of Ambac common stock authorized for future awards under the 2013 Incentive Compensation Plan.

The following table sets forth the high and low bid quotations of Ambac’s Common Stock as reported by Bloomberg Financial Services, Inc. for the periods presented.

	High	Low	Dividends
2013:
Fourth Quarter	$25.16	$15.03	$0
Third Quarter	$25.70	$17.64	$0
Second Quarter (beginning May 1)	$27.25	$18.00	$0

Holders

On February 28, 2014, there were 34 stockholders of record of Ambac’s common stock.

Dividends

Information concerning payments and restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters—Dividend Restrictions, Including Contractual Restrictions” and in Note 9 to the Consolidated Financial Statements located in Part II, Item 8 in this Form 10-K.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The following table summarizes Ambac’s activity of share purchases during the fourth quarter of 2013. When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. In December 2013, Ambac purchased shares from employees that settled restricted stock units to meet the required tax withholdings.

	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 2013	—	$—	—	—
November 2013	—	$—	—	—
December 2013	937	$20.63	—	—

Fourth Quarter 2013	937	$20.63	—	—

There were no other repurchases of equity securities made during the three months ended December 31, 2013. Ambac does not have a stock repurchase program.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as it relates to our 2013 Incentive Compensation Plan as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	66,668	$20.63	3,779,146
Equity compensation plans not approved by security holders	—	—	—

Total	66,668	$20.63	3,779,146

(1)	Additional information on the 2013 Incentive Compensation Plan is included in Note 17 to the Consolidated Financial Statements located in Part II, Item 8 in the Form 10-K.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991. On May 1, 2013 (the “Effective Date”), Ambac emerged from Chapter 11 bankruptcy protection when the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the “Reorganization Plan”) became effective. On December 26, 2013, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order of final decree closing Ambac’s Chapter 11 case. Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court on November 8, 2010 as a result of losses incurred since the beginning of the financial crisis in 2007. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of Ambac’s bankruptcy.

Ambac has two reportable business segments: Financial Guarantee and Financial Services.

Ambac’s Financial Guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies insured by Ambac Assurance and Ambac UK guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account (defined below) and by the terms of the Settlement Agreement (dated as of June 1, 2010, by and among Ambac, Ambac Assurance, Ambac Credit Products LLC (“ACP”) and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance). Ambac Assurance is also restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Refer to Part I, Item 1, “Insurance Regulatory Matters – Dividend Restrictions, Including Contractual Restrictions” and Note 9 to the Consolidated Financial Statements located in Part II, Item 8, for more information on dividend payment restrictions.

In March 2010, Ambac Assurance established a segregated account pursuant to Wisconsin Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Ambac Assurance is not, itself, in rehabilitation proceedings. Refer to Note 1 to the Consolidated Financial Statements located in Part II, Item 8, for more information on the Segregated Account.

Ambac’s Financial Services business segment is conducted through its financial services subsidiaries, which provide financial and investment products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insures all of the obligations of its financial services subsidiaries. These businesses are in active runoff, which is being effectuated by means including transaction terminations, settlements, and scheduled amortization of contracts. The Financial Services business also maintains interest rate derivatives to mitigate exposure to floating rate insured obligations in the Financial Guarantee segment.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Following emergence from bankruptcy, Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

•

Increasing the value of its investment in Ambac Assurance by actively managing its assets and liabilities with a focus on maximizing investment portfolio risk-adjusted returns and mitigating or remediating losses on poorly performing transactions through executing policy commutations, repurchasing liabilities at a discount, pursuing recoveries of losses through litigation and the exercise of contractual and legal rights, restructuring transactions and other means; and

•	Pursuing new financial services businesses, apart from Ambac Assurance. These new businesses may include advisory, asset servicing, asset management and/or insurance.

The execution of Ambac’s principal strategy with respect to liabilities and associated rights allocated to the Segregated Account is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Refer to Note 1 to the Consolidated Financial Statements located in Part II, Item 8, for more information on the Segregated Account and the authority of the Rehabilitator.

Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to execute the acquisition or development of any new business. In addition, there can be no assurance that we will be able to generate or obtain the financial and other resources that may be required to finance the acquisition or development of any new business. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative. For additional risks and uncertainties concerning Ambac, please refer to Part I, Item 1A of this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). An appreciation of our critical accounting policies is necessary to understand our financial results. These policies require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. As a result, actual results may differ from these estimates. We applied our critical accounting policies and estimation methods consistently in all material respects, and for all periods presented. Management has identified (i) the accounting for loss and loss expenses of non-derivative financial guarantees, (ii) the valuation of financial instruments, including the determination of whether an investment impairment is other-than-temporary, (iii) valuation allowance on deferred tax assets, and (iv) goodwill as critical accounting policies. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereon included elsewhere in this report. We have discussed with the Audit Committee management’s assessment of such critical accounting policies, the reasons why they are considered critical, and how current and anticipated future events impact those determinations. The Company’s critical accounting policies and estimates are as follows:

Losses and Loss Expenses of Non-derivative Financial Guarantees:

The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancings and/or other settlement outcomes) and expected loss severity of credits for each insurance contract.

The Financial Services—Insurance Topic of the ASC provides accounting guidance for financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of claim liabilities (i.e. loss reserves). Under this guidance, a loss reserve is recorded on the balance sheet for the excess of (a) unpaid claims plus the present value of expected losses, over (b) the unearned premium reserve (“UPR”) for an insurance contract. Expected losses represent projected net cash flows and are defined as the expected future claims to be paid under an insurance contract plus the impact of potential settlement outcomes upon future installment premiums, less potential recoveries. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve estimate in subsequent periods are recorded as a loss and loss expense on the income statement. For those policies where the potential recovery is less than the expected future claims, the resulting net cash outflow is recorded as a “Losses and loss expense reserve” liability. For those policies where losses have been paid, but not yet recovered, the potential recovery may be greater than the expected future claims and the resulting net cash inflow is recorded as a “Subrogation recoverable” asset.

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee insurance portfolio. Active surveillance of the insured portfolio enables Ambac’s Portfolio Risk Management (“PRM”) group to track credit migration of insured obligations from period to period and update internal credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) risk classification, while adversely classified credits are assigned a risk classification of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed or student loan securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection and loss mitigation efforts could cause an increase in delinquencies and potential defaults of the underlying obligations. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and default-related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool and (iii) foreclosure and real estate owned disposition strategies and timelines.

The population of credits evaluated in Ambac’s loss reserve process are (i) all adversely classified credits and (ii) non-adversely classified credits which had an internal Ambac credit rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and were established and approved by Ambac’s senior management. For certain credit exposures, Ambac’s additional monitoring, loss remediation efforts and probabilities of potential settlement outcomes may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, the loss severities used in estimating the “base case” statistical expected losses may be adjusted based on

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted scenarios to determine an adjusted statistical expected loss that better reflects management’s view of a given transaction’s expected losses, as well as the potential for additional remediation activities (i.e. commutations).

The second approach entails the use of more precise estimates of expected losses (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of market accepted models to project future claim payment estimates. We have utilized such models for residential mortgage-backed and student loan exposures. In general, these models use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance an insured issue and/or Ambac’s ability to execute a potential settlement (i.e. commutation) of the insurance policy, including the impact on future installment premiums. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors. The methodology used to estimate the most substantial amount of the potential recovery component of expected losses is further described in the “RMBS Representation and Warranty Subrogation Recovery” section below and in Note 2 to the Consolidated Financial Statements, located in Part II, Section 8 of this Form 10-K.

The discount factor applied to the statistical expected loss approach is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. For the cash flow scenario approach, discount factors are applied based on a risk-free discount rate term structure and correspond to the date of each respective cash flow payment or recovery and the exposure currency. Discount factors are updated for the current risk-free rate each reporting period.

Ambac establishes loss expense reserves based on our estimate of expected net cash outflows for loss expenses, such as legal and consulting costs.

As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. The loss reserves for many transactions (such as many public finance exposures) are derived from the issuer’s creditworthiness. The loss reserves for other transactions which have no direct issuer support, such as most structured finance exposures, including RMBS, are derived from the default activity and loss given default of collateral supporting the transactions. Many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves as well as our ability to execute commutations. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Reinsurance contracts mitigate our loss reserve. Since Ambac has little exposure ceded to reinsurers, it is unlikely to have a significant effect on loss reserve volatility.

No final decision has been announced by the Rehabilitator with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Segregated Account Rehabilitation Plan, or additional orders from the Rehabilitation Court, with respect to the form, amount and timing of satisfying

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

permitted policy claims could have a material effect on the estimation of loss reserves. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information.

The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) related to policies in Ambac’s loss reserves at December 31, 2013 and 2012:

	Successor Ambac – December 31, 2013			Predecessor Ambac – December 31, 2012
($ in millions)	Number of credits	Gross par outstanding(1)	Gross Loss Reserves(1)(2)(3)	Number of credits	Gross par outstanding(1)	Gross Loss Reserves(1)(2)(3)
RMBS	179	$11,683	$3,312	177	$14,127	$3,560
Student Loans	36	2,352	982	48	4,224	1,041
Domestic Public Finance	111	5,019	338	81	3,151	227
All other credits	13	3,153	727	10	2,558	1,156
Loss adjustment expenses	—	—	111	—	—	138

Totals	339	$22,207	$5,470	316	$24,060	$6,122

(1)	Ceded Par Outstanding and ceded loss and loss expense reserves at December 31, 2013 and December 31, 2012, are $901 and $122 and $1,017 and $143, respectively. Ceded loss reserves are included in Reinsurance Recoverable on paid and unpaid losses.
(2)	Loss reserves at December 31, 2013 of $5,470 are included in the balance sheet in the following line items: Losses and loss expense reserve—$5,969 and Subrogation recoverable—$499. Loss reserves at December 31, 2012 of $6,122 are included in the balance sheet in the following line items: Losses and loss expense reserve—$6,619 and Subrogation recoverable—$497.
(3)	Included in Gross Loss Reserves are unpaid claims of $3,904 million and $3,388 million at December 31, 2013 and December 31, 2012, respectively, related to policies allocated to the Segregated Account.

RMBS

Ambac insures RMBS transactions collateralized by first-lien mortgages. Ambac classifies its insured first-lien RMBS exposure principally into two broad credit risk classes: mid-prime (including Alt-A, interest only, and negative amortization) and sub-prime. Mid-prime loans were typically made to borrowers who had stronger credit profiles relative to sub-prime loans, but weaker than prime loans. Compared with mid-prime loans, sub-prime loans typically had higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The mid-prime category includes:

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

Ambac has also insured RMBS transactions collateralized predominantly by second-lien mortgage loans such as closed-end seconds and home equity lines of credit. A second-lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second-lien loan is subordinate to the first-lien loan outstanding on the home. The borrower is obligated to make monthly payments on both their first and second-lien loans. If the borrower defaults on the payments due under these loans and the property is subsequently liquidated, the liquidation proceeds are first utilized to pay off the first-lien loan (as well as costs due the servicer) and any remaining funds are applied to pay off the second-lien loan. As a result of this subordinate position to the first-lien loan, second-lien loans carry a significantly higher severity in the event of a loss, typically at or above 100% in the current housing market.

Methodology for Estimating Expected Losses in our RMBS Portfolio

Ambac primarily utilizes a licensed third-party cash flow model (“regression model”) to develop estimates of projected losses for both our first and second lien transactions. The regression model projects losses utilizing: (i) the RMBS transaction’s collateral characteristics and status, (ii) the RMBS transaction’s payment waterfall structure, including the application of interest and principal payments and recoveries, (iii) projected home price appreciation (“HPA”), and (iv) projected interest rates. We provide the regression model vendor with both HPA projections from a recognized source and interest rate projections we develop from market sources. We generally utilize waterfall structures from a market accepted vendor of securitization deal structures. In some cases, we may utilize an internally developed waterfall structure when our legal and commercial analysis of the transaction’s payment structure differs from the vendor’s waterfall structure. We compare monthly claims submitted against the trustees’ reports, third-party provided waterfall models and our understanding of the transactions’ structures to identify and resolve discrepancies. We also review the vendor’s published waterfall revisions to further identify material discrepancies. Resolving discrepancies is challenging and may take place over an extended period of time. Moreover, transaction documents are subject to interpretation, and our interpretation or that of the vendor and as reflected in our loss reserves may prove to be incorrect and/or not executed by the trustees directing cash flows in the future.

The regression model is subject to ongoing refinements resulting from industry research as well as performance analysis that may better inform model assumptions, improvements to model capabilities and other factors. For example, two enhancements were made to the model in 2012 to better reflect the potential impact of borrowers’ payment histories on default rates and also to normalize HPA seasonality.

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

Second-Lien

The regression model estimates mortgage loan collateral performance, the effect of such collateral cash flows within the transaction waterfall and the liability structure we insure. Collateral performance is frequently modeled at the deal level given the paucity of mortgage loan level data for second-lien transactions. In the absence of specific loan-level information, the deal-level approach processes a loan pool as if it were a single loan, selecting certain aggregated deal-level characteristics to then perform a statistical analysis using a multinomial logistic regression model. We use three home price appreciation (“HPA”) projection scenarios to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

lower probabilities to the stress and upside cases. This deal-level approach of the regression model takes a relatively complicated monthly cash flow and simplifies it into two parts: a borrower-behavior-dependent stage and a servicer-behavior-dependent stage. The borrower stage is designed to forecast the probability of a loan’s present delinquency status transitioning to any of eight future statuses. The deal-level approach calculates defaults using a roll-rate that evaluates the possible future state of a loan based on its current status and three variables: average FICO (credit score), average current consolidated loan to value ratio (“CLTV”), and an overall quality indicator. The servicer-behavior-dependent stage governs a loan’s life cycle after it reaches 180 or more days delinquent. This stage evaluates the servicer’s propensity to foreclose or pursue a short sale, the speed of the foreclosure process, and the speed of the post-foreclosure distressed property liquidation. The transition probabilities between advanced delinquency and foreclosure, foreclosure and REO, and finally REO and ultimate liquidation are assumed by the model to depend upon how long a loan has already been in a particular status, as well as on the servicer and on state-specific liquidation timeline factors.

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

There are three transitional stages with the loan-level approach of the regression model: current, prepayment or default. The model then looks beyond the stages to assess a set of loans based on a number of individual characteristics that are distinct to that set of loans. The model then estimates the rate at which a loan will prepay or default reducing the balance of each loan monthly during the projection period based on the borrower’s given probability of defaulting or prepaying for that month. Servicer behavior is a variable in the loan-level approach of the regression model used to calculate the impact of servicer performance on expected prepayments and defaults. Consistent with the second-lien modeling, we consider three HPA scenarios in the regression model to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with lower probabilities to the stress and upside cases.

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

HAMP is applicable to the Ambac-wrapped transactions serviced by firms that have signed servicer participation agreements to modify loans under the program. Based on the observed activity reflected in data from government published sources, we believe this program is unlikely to have any additional material impact on Ambac-wrapped transactions; accordingly, we have not given any credit to HAMP or our loss reserves.

Servicer Intervention: We include in our modeling the steps which Ambac is taking to address shortcomings in servicing performance including transfers of servicing where such transfers have taken place. Ambac has initiated programs with special servicers that we believe will mitigate losses on such transactions through intervention strategies such as loan modifications, improved liquidation timelines, and short sales. Ambac believes these are the principal controllable factors that will result in reduced losses over time. Given the uncertainty in initiating additional programs of this nature, we give credit in our models only on exposures that have already transferred servicing or entered into special servicing agreements

Third party settlements: To the extent that we are aware of settlements between issuers and investors or trustees which may provide for recoveries within certain insured RMBS trusts, we have incorporated in our modeling of collateral losses in such trusts scenarios reflecting the probable amount and timing of these settlements.

RMBS Representation and Warranty Subrogation Recoveries

Ambac records subrogation recoveries as a component of its loss reserve estimate, related to securitized loans in RMBS transactions that breached certain representations and warranties described herein. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) high levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. Clause (ii), “loan liquidations,” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations. Refer to Note 2 and Note 8 of the Consolidated Financial Statements included in Part II, Item 8 of the Form 10-K for more information regarding the estimation process for representation and warranty subrogation recoveries.

STUDENT LOANS

Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk. Default data has shown a significant deterioration in the performance of private student loans underlying some of our transactions. Additionally, due to the failure of the auction rate markets, the interest rates on some student loan securities have increased significantly to punitive levels pursuant to the transaction terms. Such increases have caused the collateralization ratio in these

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

Methodology for Projecting Expected Losses

The calculation of loss reserves for our student loan portfolio involves evaluating numerous factors that can impact ultimate losses. The factor which contributes the greatest degree of uncertainty in ascertaining appropriate loss reserves is the long time horizon associated with the final legal maturity date of the bonds. Most of the student loan bonds which we insure were issued with original terms of 20 to 40 years until final maturity. Since our policy covers timely interest and ultimate principal payment, our loss projections must make assumptions for many factors covering a long time horizon. Key assumptions that will impact ultimate losses include but are not limited to the following: collateral performance (which is highly correlated to the economic environment), interest rates, operating risks associated with the issuer, servicers, administrators, issuers’ willingness and ability to refinance, investor appetite for tendering auction rate securities at a discount and, as applicable, Ambac’s ability and willingness to commute policies.

In evaluating our student loan portfolio, the majority of our losses were projected using a cash flow approach; for the remainder we use a statistical expected loss approach. As more fully described in Note 2 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K, the statistical methodology uses probability of default and loss given default (“LGD”) metrics under various scenarios to derive a weighted average loss expectation. The scenarios used under the statistical expected loss approach evaluate each transaction under base case and stress case scenarios. The main drivers in assigning appropriate probabilities to LGDs for each policy includes an analysis of the collateral mix; debt type and interest rates; parity level; enhancement levels and remediation opportunities. We utilize the statistical expected loss approach for certain deals in our student loan portfolio, such as (i) deals where collateral loan level data is unavailable (and thus cash flow models, as more fully discussed below could not be used), and (ii) deals where we do not expect to experience meaningful losses.

In order to project collateral performance under the cash flow approach, we develop collateral loss estimations to derive transaction-level assumptions such as default, recovery and prepayment assumptions based on analysis of historical experience adjusted for current economic conditions and changes to the collateral composition since origination. These assumptions are incorporated into two third party liability/waterfall models to develop loss estimates. The models allow us to capture the impact of each transaction’s specific structure (e.g. the waterfall structure, triggers, redemption priority). The first or primary model is from a market-accepted vendor that provides software to model securitization liability structures and the second model is from another market-accepted vendor where Ambac contracted a third-party to use the software to calculate our loss estimates since the primary vendor did not have all of our transactions modeled.

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

REASONABLY POSSIBLE ADDITIONAL LOSSES

Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but reserves for losses and loss expenses are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates. Accordingly, it is possible that our loss estimate assumptions for insurance policies discussed above could be understated. We have attempted to identify reasonably possible additional losses using more stressful assumptions. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2013 and assumes an inability to execute commutation transactions with issuers and/or investors. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve.

RMBS

Changes to assumptions that could make our reserves under-estimated include deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be significantly lower than our current estimate of $2,207 million if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

In the case of both first and second-lien exposures, the regression model’s reasonably possible stress case assumes a significantly harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at December 31, 2013 could be approximately $188 million.

Student Loans

Changes to assumptions that could make our reserves under-estimated include but are not limited to the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities. For student loan credits for which we have an estimate of expected loss at December 31, 2013, the reasonably possible increase in loss reserves could be approximately $685 million.

Public Finance

It is possible our loss reserves for public finance credits may be materially under-estimated because most credits and the portfolio as a whole have possible outcomes more adverse than our recorded loss reserves. For public finance credits with loss reserves at December 31, 2013, the sum of all losses in the highest stress case used in our current loss reserving process is $1,577 million greater than the current probability weighted loss reserve. Such stress case losses are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

In our experience, losses in the public finance portfolio have been contained, with most of our adversely classified credits resolving without loss to Ambac. However, future experience may differ from our past experience. Recently, a number of municipalities have filed for bankruptcy under Chapter 9 of the Bankruptcy Code. Ambac has exposure to four such municipalities in bankruptcy. Outcomes in municipal bankruptcies are challenging to project given their complexity and long duration, as well as their relative infrequency and the uniqueness of each case. In one case, the City of Detroit has suggested general obligation creditors, such as Ambac, may suffer losses of as much as 90% of their exposure. Should Detroit succeed in delivering high severities, other stressed municipalities may be encouraged to similarly resolve their liabilities by including their debt, in bankruptcy. High severity outcomes are unprecedented, would represent a paradigm shift in the municipal bond market and have not been factored into our current loss reserves in most cases. Ambac continues to evaluate the impact of Detroit’s bankruptcy and other developments in the municipal credit markets on our public finance portfolio. Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market that deprives issuers’ access to funding necessary to avoid defaulting on their obligations, including debt service. While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected, or protracted market volatility that closes markets.

Other Credits

It is possible our loss reserves on other types of credits may be materially under-estimated because most credits have possible outcomes more adverse than the recorded loss reserve. For all other credits for which we have an expected loss, the sum of all the highest stress case loss scenarios is $755 million greater than the current loss reserve at December 31, 2013.

Valuation of Financial Instruments:

Ambac’s financial instruments that are reported on the Consolidated Balance Sheets at fair value and subject to valuation estimates primarily include investments in fixed income securities, VIE assets and liabilities and derivatives comprising credit default and interest rate swap transactions. Surplus notes issued by Ambac Assurance or the Segregated Account of Ambac Assurance were recorded at fair value at the date of issuance and at the Fresh Start reporting date and subsequently reported at amortized cost within Long-term debt on the Consolidated Balance Sheets.

The fair market values of financial instruments held are determined by using independent market sources when available and valuation models when market quotes are not available. The Fair Value Measurement Topic of the ASC requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 81% of our assets and approximately 62% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for several years. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position owned by Ambac, may be significantly different from its recorded fair value. Refer to Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for discussion related to the transfers in and/or out of Level 1, 2 and 3 fair value categories.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Investment in Fixed Income Securities

Investments in fixed income securities are accounted for in accordance with the Investments—Debt and Equity Securities Topic of the ASC. This guidance requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments held in the investment portfolios of Ambac and its operating subsidiaries are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by either the pricing source or Ambac management that the pricing source cannot provide a reasonable value for a security or cannot adequately support a quote, in which case Ambac would resort to using either other quotes or internal models. Results of price challenges are reviewed and approved by senior traders and finance managers. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

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

The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the effects of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. The Segregated Account has been making interim cash payments in amounts equal to 25% of permitted Segregated Account policy claims since September 2012 (plus, in certain cases, Supplemental Payments as described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). No final decision has been announced by the Rehabilitator with respect to effectuating or amending the Segregated Account Rehabilitation Plan (as defined in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K). Possible modifications to the Segregated Account Rehabilitation Plan, or additional orders from the Rehabilitation Court, with respect to the form, amount and timing of satisfying permitted policy claims could have a material effect on the recognition of other-than-temporary impairment for, and the fair value of, Ambac-wrapped securities. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information about the Segregated Account Rehabilitation Plan.

Ambac’s assessment of a decline in value reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. There is also significant judgment in determining whether Ambac intends to sell securities or will continue to have the ability to hold temporarily impaired securities until recovery. Future events could occur that were not reasonably foreseen at the time management rendered its judgment on the Company’s intent to sell or ability to hold securities until recovery. Examples of such events include, but are not limited to, the deterioration in the issuer’s or guarantor’s creditworthiness, a change in regulatory requirements or a major business combination or disposition. If management’s judgment with respect to these factors changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.

VIE Assets and Liabilities

The financial assets and liabilities of VIEs consolidated under the Consolidation Topic of the ASC consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value with changes in fair value recognized in (Loss) income on variable interest entities of the Consolidated Statements of Total Comprehensive Income. These consolidated VIEs are primarily securitization entities which have liabilities and/or assets guaranteed by Ambac Assurance or Ambac UK. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above.

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

Derivatives

Ambac’s operating subsidiaries’ exposure to derivative instruments is created primarily through interest rate swaps, US Treasury futures contracts and credit default swaps. These contracts are accounted for at fair value under the Derivatives and Hedging Topic of the ASC. Valuation models are used for the derivatives portfolios, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates, credit spreads, default probabilities, recovery rates, and pricing and credit ratings of referenced obligations for credit derivatives. The valuation of certain interest rate swaps, as well as all credit derivative contracts, also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market, including the amount that Ambac’s own credit risk impacts the fair value of derivative liabilities. Refer to Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

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

Ambac employs various procedures to corroborate the reasonableness of quotes received; including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of December 31, 2013. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date (i.e. the relative change ratio). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. We believe the

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

Valuation of Deferred Tax Assets:

Our provision for taxes is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry forwards. More specifically, deferred tax assets represent a future tax benefit (or receivable) that results from losses recorded under U.S. GAAP in a current period which are only deductible for tax purposes in future periods and net operating loss carry forwards. In accordance with the Income Taxes Topic of the ASC, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required. This guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. All available evidence, both positive and negative, needs to be identified and considered in making the determination with significant weight given to evidence that can be objectively verified. The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry back or carry forward periods available under the tax law. In the event that we determine that we would not be able to realize all or a portion of our deferred tax assets, we would record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable in the period in which that determination is made.

Goodwill:

At the Fresh Start Reporting Date, we revalued our assets and liabilities to current estimated fair value. The excess reorganization value which could not be attributed to the fair value of specific identified tangible and intangible assets was recorded as goodwill. Goodwill is subject to annual impairment testing. We test goodwill for impairment as of October 1st of each year. Goodwill is also tested more frequently if indicators of impairment exist for each reporting unit. The Company has an option to first assess qualitative factors, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is required to perform the goodwill impairment test. Factors we consider for determining whether an impairment test is necessary may include: i) macroeconomic conditions, ii) industry conditions, iii) operating cost factors, iv) company financial performance, v) changes in management, key personnel or strategy, vi) events affecting the composition or carrying amounts of net assets, and vii) a sustained decrease in Ambac’s share price. Alternatively, we may bypass this qualitative assessment and perform step one of the goodwill impairment test described below.

Goodwill impairment is determined using a two-step approach. In step one of the goodwill impairment test, the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value is in excess of the carrying amount, including goodwill, the reporting unit’s goodwill is considered not to be impaired. If the carrying amount, including goodwill, of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In step two of the goodwill impairment test, the implied fair value of a reporting unit’s goodwill is compared with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of

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

Goodwill impairment testing is performed at the reporting unit level. We have identified two reporting units of Ambac: (1) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provide investment agreements, funding conduits, and interest rate swaps, principally to clients of the financial guarantee business. These reporting units are also the sole operating segments which make up the Financial Guarantee and Financial Services reportable segments, respectively, that are disclosed in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. We have assigned assets and liabilities to each reporting unit based on specific identification. In evaluating which reporting units should be assigned goodwill, we considered the sources of Ambac’s estimated enterprise value at the Fresh Start Reporting Date as further described in Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Based on that analysis, we have assigned all goodwill recorded at the Fresh Start Reporting Date to the Financial Guarantee reporting unit.

For the 2013 annual assessment, we performed step one of the goodwill impairment test for the Financial Guarantee reporting unit. We estimated the fair value of the Financial Guarantee reporting unit using a market approach, which incorporated Ambac’s market capitalization, fair value estimates of noncontrolling interests, and an estimated control premium. After completing our annual impairment review for 2013, we concluded that goodwill is not impaired.

Additionally, as of December 31, 2013, the estimated fair value of the Financial Guarantee reporting unit significantly exceeded its carrying value at the date of testing and thus was not at risk of failing step one of the goodwill impairment test. We applied a hypothetical 10 percent decrease to the estimated fair value of the Financial Guarantee reporting unit which would not have triggered additional impairment testing and analysis.

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

Insurance Intangible Amortization: At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represents the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying value of our financial guarantee insurance and reinsurance contracts will continue to be reported and measured in accordance with existing accounting policies; these line items primarily comprise premiums receivable, reinsurance recoverable on paid and unpaid losses, unearned premiums, deferred ceded premium, subrogation recoverable, losses and loss expense reserve, and ceded premiums payable. Pursuant to the business combinations guidance for insurance entities in Financial Services—Insurance Topic of the ASC, the insurance intangible asset is amortized into expense on a basis consistent with the related financial guarantee insurance or reinsurance contracts.

Goodwill: Represents the excess of the reorganization value over the fair value of identified tangible and intangible assets of Successor Ambac. Goodwill will be assessed for impairment on an annual basis, and more frequently if certain indicators of impairment exist. Refer to Note 2 and Note 3 of the Consolidated Financial Statements located in Part I, Item 1 of this Form 10-K for a discussion on how goodwill was determined and for the factors that are considered in the impairment assessment process.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

A summary of our financial results for 2013 and 2012 is shown below:

	Successor Ambac –	Predecessor Ambac –
Year-to-date information ($ in millions)	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
Revenues:
Net premiums earned	$213.5	$130.0	$414.6
Net investment income	146.4	116.7	382.9
Net other-than-temporary impairment losses	(46.8)	(0.5)	(6.0)
Net realized investment gains	4.5	53.3	72.1
Change in fair value of credit derivatives	192.9	(60.4)	(9.2)
Derivative product revenues	114.8	(33.7)	(125.0)
Net realized losses on extinguishment of debt	—	—	(177.6)
Other income	4.4	8.4	106.1
Loss (income) on variable interest entities	(48.6)	426.6	27.8
Expenses:
Loss and loss expenses	(185.1)	(38.1)	683.6
Insurance intangible amortization	99.7	—	—
Underwriting and operating expenses	68.8	44.6	139.0
Interest expense	84.9	31.0	112.3
Reorganization items	0.5	(2,745.2)	7.2
Provision for income taxes	7.5	0.8	2.9
Less: Net loss attributable to the Noncontrolling interest	(0.4)	(1.7)	(2.6)

Net income (attributable to common shareholders)	$505.2	$3,349.0	$(256.7)

The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for 2013 and 2012 and its financial condition as of December 31, 2013 and 2012.

Net Premiums Earned: Net premiums earned primarily represents the amortization into income of collected insurance premiums. We present accelerated premiums, which result from calls and other accelerations of insured obligations separate from other net premiums earned, herein referred to as normal net premiums earned. Ambac recognizes negative accelerations on policies when the GAAP premiums receivable for the policy exceeds the policy’s unearned premium reserve at termination. Normal net premiums earned have been negatively impacted by the runoff of the insured portfolio via transaction terminations, calls, pre-refundings and scheduled maturities.

As noted above, as a result of Fresh Start, insurance and reinsurance assets and liabilities are measured using the same accounting policies for both Successor and Predecessor periods. Net premiums earned for the year ended December 31, 2013 decreased by $71.1 million as compared to net premiums earned for the year ended December 31, 2012 of $414.6 million. Net premiums earned were affected by changes in the collectability of certain premium receivables. These changes resulted in a decrease in net premiums earned of $13.9 million, $0.6 million, and $25.9 million for the eight months ended December 31, 2013, the four months ended April 30, 2013 and the year ended December 31, 2012, respectively. Normal net premiums earned and accelerated premiums are

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market sector:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
Public Finance	$86.6	$47.9	$153.0
Structured Finance	20.0	20.3	49.9
International Finance	50.4	25.4	84.1

Total normal premiums earned	157.0	93.6	287.0
Accelerated earnings	56.5	36.4	127.6

Total net premiums earned	$213.5	$130.0	$414.6

The following table provides a breakdown of accelerated earnings by market sector:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
Public Finance	$54.7	$32.6	$116.6
Structured Finance	3.8	3.8	(4.2)
International Finance	(2.0)	—	15.2

Total accelerated earnings	$56.5	$36.4	$127.6

Net Investment Income: As noted above, as a result of Fresh Start, the amount of premium amortization and discount accretion reflected in net investment income for Successor Ambac have been impacted by the resetting of the amortized cost basis for fixed income securities to fair value at the Fresh Start Reporting Date. Fresh Start adjustments increased the overall amortized cost basis and decreased the effective yield of the portfolio for Successor Ambac. The following table provides details of net investment income by segment for the periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
Financial Guarantee	$145.2	$115.1	$365.9
Financial Services	1.1	1.6	16.8
Corporate	0.1	—	0.2

Total net investment income	$146.4	$116.7	$382.9

For the Successor Ambac period from May 1 through December 31, 2013, Financial Guarantee net investment income generally reflects recent market yields for securities in the portfolio, given that the amortized cost bases of securities were reset to fair value at the Fresh Start Reporting Date. Portfolio yields for Predecessor Ambac in 2013 benefitted from the continued shift toward higher yielding assets, including Ambac-wrapped securities purchased as part of the company’s loss remediation strategy. The average invested asset base for Predecessor Ambac in 2013 was lower than for 2012 as receipts of installment premiums and investment receipts were more than offset by the resumption of partial claim payments on Segregated Account policies, payments made to commute certain financial guarantee exposures and the repurchase of surplus notes in the second quarter of 2012.

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

Net Other-Than-Temporary Impairment Losses: Net other-than-temporary impairment losses recorded in earnings include only the credit related impairment amounts to the extent management does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the amortized cost basis. Non-credit related impairment amounts are recorded in other comprehensive income. Alternatively, the non-credit related impairment is reported through earnings as part of net other-than- temporary impairment losses if management intends to sell the securities or it is more likely than not that the Company will be required to sell before recovery of amortized cost less any current period credit impairment.

Successor Ambac’s net other-than-temporary impairments generally relate to the company’s intent to sell certain securities that are in an unrealized loss position as of December 31, 2013, in connection with portfolio rebalancing. Future changes to the company’s investment strategy or estimated liquidity needs could result in a determination that the company intends to sell additional securities that are in an unrealized loss position as of December 31, 2013, or no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges. Net other-than-temporary impairments for 2012 resulted primarily from adverse changes to projected cash flows on Ambac-wrapped securities and from credit impairments on certain other non-agency RMBS securities. Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated effective date of the Segregated Account Rehabilitation Plan and the resumption of claim payments with respect to Segregated Account policies have periodically resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities.

Net Realized Investment (Losses) Gains: The following table provides a breakdown of net realized (losses) gains on investments for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—Eight Months Ended December 31, 2013:
Net gains on securities sold or called	$10.9	$1.7	$—	$12.6
Foreign exchange (losses)	(8.1)	—	—	(8.1)

Total net realized gains	$2.8	$1.7	$—	$4.5

Predecessor Ambac—Four Months Ended April 30, 2013:
Net gains on securities sold or called	$7.2	$39.9	$—	$47.1
Foreign exchange gains	6.2	—	—	6.2

Total net realized gains	$13.4	$39.9	$—	$53.3

Predecessor Ambac—Year Ended December 31, 2012:
Net gains on securities sold or called	$45.1	$27.1	$—	$72.2
Foreign exchange (losses)	(0.1)	—	—	(0.1)

Total net realized gains	$45.0	$27.1	$—	$72.1

The net gains during the four months ended April 30, 2013 within the Financial Services portfolio are primarily the result of recoveries from the settlement of litigation associated with investment securities that were written-off in 2002 and 2003. No significant future recoveries on these securities are expected.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Change in Fair Value of Credit Derivatives: The fair value of credit derivatives were not impacted by the adoption of Fresh Start. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. For the year ended December 31, 2013, the gain from change in fair value of credit derivatives increased by $141.7 million compared to the loss reported for the year ended December 31, 2012 of $9.2 million. The change in fair value of credit derivatives for each of the periods presented included improvement in reference obligation prices, gains associated with runoff of the portfolio and credit derivative fees earned, net of the impact of incorporating the Ambac CVA. The net gain of $192.9 million for the eight months ended December 31, 2013 primarily reflected contract terminations resulting in the reversal of unrealized mark-to-market losses. The discount rates used to determine the Ambac CVA did not change significantly during that period. The net losses of $60.4 million for the four months ended April 30, 2013 and $9.2 million for the year ended December 31, 2012 were the result of declines in the Ambac CVA discount rates during the periods, which more than offset underlying gains from reference obligation runoff and price improvements. The discount rate used to determine the CVA at the end of each period are based on the observed fair value of Ambac Assurance’s direct and guaranteed obligations. Reductions to the amount of CVA included in the reported fair value liability of credit derivatives contributed losses within the overall change in fair value of credit derivative liabilities of $61.4 million and $160.9 million for the eight months ended December 31, 2013 and four months ended April 30, 2013, respectively. Reductions to the amount of CVA contributed losses within the overall change in fair value of credit derivative liabilities of $311.3 million for the year ended December 31, 2012.

Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements for the year ended December 31, 2013 declined by $0.5 million compared to gains of $13.7 million for the year ended December 31, 2012. Included in results for the eight months ended December 31, 2013 were fees received of $5.6 million associated with terminated transactions. Excluding the impact of these termination fees, the declines over time are due to reduced premium receipts resulting from continued runoff of the credit derivative portfolio. There were no loss or settlement payments in the periods presented.

Unrealized gains (losses) on credit derivative contracts reflect the impact of all other factors on the overall change in fair value of credit derivatives noted above. See Note 10 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of December 31, 2013 and December 31, 2012:

($ in millions)	Successor Ambac – December 31, 2013	Predecessor Ambac – December 31, 2012
Mark-to-market liability of credit derivatives, excluding CVA	$133.3	$474.8
CVA on credit derivatives	(39.0)	(261.2)

Net credit derivative liability at fair value	$94.3	$213.6

Derivative Product Revenues: Derivative product revenues were not impacted by the adoption of Fresh Start. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative product revenues for the year ended December 31, 2013 increased by $206.0 million compared to losses reported for the year ended December 31, 2012 of $125.0 million. Net gains of $114.8 million were reported in derivative product revenues for the eight months ended December 31, 2013, resulting from the impact of rising interest rates on the fair value of the derivate products portfolio. The net loss for the four months ended April 30, 2013 was driven by decreases in the discount rate used to determine the Ambac CVA as further described below. The net loss for the year ended

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

December 31, 2012 primarily resulted from the adverse impact on the portfolio from declining interest rates and decreases in the CVA. Additionally, 2012 included a realized loss related to the negotiated termination of a derivative asset.

The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of ($46.8) million and ($26.7) million for the eight months ended December 31, 2013 and four months ended April 30, 2013, respectively; compared to ($44.9) million for the year ended December 31, 2012. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality as well as the amount of underlying liabilities, which generally decline as interest rates increase. The amount of Ambac CVA included in the fair value of derivatives decreased from December 31, 2012 to December 31, 2013 as a result of both an improved market view of Ambac Assurance credit and reduction in the amount of underlying liabilities. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excluding credit derivatives) as of December 31, 2013 and December 31, 2012:

($ in millions)	Successor Ambac – December 31, 2013	Predecessor Ambac – December 31, 2012
Derivative products mark-to-market liability, excluding CVA	$130.3	$313.5
CVA on derivative products portfolio	(48.4)	(121.9)

Net derivative products portfolio liability at fair value	$81.9	$191.6

Net Realized Losses on Extinguishment of Debt: During June 2012, Ambac Assurance exercised options to repurchase surplus notes with an aggregate par value of $789.2 million for an aggregate cash payment of $188.4 million. These surplus notes were issued in connection with the settlement of credit derivative liabilities in 2010 and were recorded at their fair value at the date of issuance. This fair value was at a significant discount to par value with the discount accreting through interest expense using the effective interest method. As described further under “Other Income” below, certain of these options were free-standing derivatives for accounting purposes and were carried at fair value as assets on the Consolidated Balance Sheets. The carrying value of extinguished surplus notes and accrued interest less the fair value of the free-standing derivatives were below the call option exercise prices and, accordingly, for the year ended December 31, 2012, Ambac recognized a realized loss of $177.7 million.

Net realized losses on extinguishment of debt also included gains from settlement of investment agreements below their carrying value of $0.1 million for the year ended December 31, 2012.

Other Income: Other income was not impacted by the adoption of Fresh Start. Other income is primarily comprised of non-investment related foreign exchange gains and losses, deal structuring, commitment, consent and waiver fees. For the year ended December 31, 2012, Other income also included mark-to-market gains relating to options to call certain Ambac Assurance surplus notes. Other income for the year ended December 31, 2013 decreased by $93.4 million compared to gains reported for the year ended December 31, 2012 of $106.1 million. Other income for 2013 primarily resulted from foreign exchange losses, offset by consent and waiver fees. Other income for the year ended December 31, 2012 primarily resulted from: mark-to-market gains of $100.7 million related to Ambac’s option to call $500 million par of bank surplus notes which were free-standing derivatives for accounting purposes. Such options were exercised in June 2012. Changes in fair value of these options through the date of exercise are reported within Other income.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

(Loss) Income on Variable Interest Entities: (Loss) income on variable interest entities was not significantly impacted by the adoption of Fresh Start. Refer to Note 3 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for information on the impact of Fresh Start on Variable Interest Entities. Included within (Loss) income on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC, including gains or losses attributable to consolidating or deconsolidating VIEs during the period reported. Generally, the Company’s consolidated VIEs are entities for which Ambac provides financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows from (to) the VIEs which is attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums and fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation.

(Loss) income on variable interest entities increased $350.2 million for the year ended December 31, 2013 from income of $27.8 million for the year ended December 31, 2012. Results for the 2013 periods are driven primarily by the consolidation and subsequent results from a VIE related to an adversely classified financial guarantee transaction. Ambac Assurance guarantees certain note liabilities of the VIE and had established loss reserves associated with those guarantees prior to the event of default which triggered consolidation of the entity on April 30, 2013. The VIE contained primarily non-financial intangible assets which were carried at amortized cost subsequent to the consolidation date, while its note liabilities were carried at fair value with changes in value reported through earnings. (Loss) income on variable interest entities for the four months ended April 30, 2013 includes the consolidation gain of $385.3 million of this VIE, representing the difference between net assets of the VIE at fair value as of the consolidation date and the previous carrying value of Ambac’s associated net insurance liabilities. The loss for the eight month period ended December 31, 2013 primarily reflects the $83.4 million reduction of certain intangible assets held by this VIE as a result of management’s plans to sell such assets. The reduction was required to adjust the intangible asset to its fair value less costs to sell. The eight months ended December 31, 2013 also includes a loss of $15.3 million associated with the deconsolidation of a separate VIE. Additionally, the four months ended April 30, 2013 included gains associated with longer estimated lives of certain transactions and the resultant increase in projected positive net cash flows from the VIEs to Ambac in the form of financial guarantee premiums. Income on variable interest entities for 2012 resulted from positive changes to the fair value primarily attributable to accretion of the present value discount of net VIE assets into income. Refer to Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on the accounting for VIEs.

Losses and Loss Expenses: Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. As noted above, as a result of Fresh Start, insurance and reinsurance assets and liabilities are measured using the same accounting policies for both Successor and Predecessor periods. Losses and loss expenses for the year ended December 31, 2013 decreased $906.8 million from an incurred amount of

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

$683.6 million for the year ended December 31, 2012. The following provides details for losses incurred for the periods presented:

	Successor Ambac	Predecessor Ambac
($ in millions)	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
RMBS	$(127.5)	$(241.1)	$6.5
Student Loans	(90.8)	35.4	(65.9)
Domestic Public Finance	100.4	45.6	185.5
AUK	(83.4)	88.8	154.7
All other credits	8.7	23.1	319.7
Loss Expenses	7.5	10.1	83.1

Totals	$(185.1)	$(38.1)	$683.6

Please refer to the “Balance Sheet” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Loss Reserves section located in Note 8 of the Consolidated Financial Statements located in Item 8 of this Form 10-K for further background information on loss reserves and on the change in estimated recoveries.

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Successor Ambac	Predecessor Ambac
($ in millions)	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
Claims recorded(1)	$441.5	$403.4	$1,774.6
Subrogation Received	(292.0)	(160.4)	(222.2)

Net Claims Recorded	$149.5	$243.0	$1,552.4

(1)	Claims recorded include (i) claims paid and (ii) changes to claims presented and unpresented through the balance sheet date for policies which were allocated to the Segregated Account. Item (ii) includes permitted policy claims for policies allocated to the Segregated Account that were presented but not paid through to the balance sheet date and approved by the Rehabilitator of the Segregated Account in accordance with the Policy Claim Rules as discussed in Note 1 in Part II, Item 8 of this Form 10-K. Amounts recorded for claims not yet presented and/or permitted are based on management’s judgment.

As of December 31, 2013 and December 31, 2012, respectively, $3,904.3 million and $3,388.1 million of Segregated Account claims remain unpaid.

Underwriting and Operating Expenses: Underwriting and operating expenses consist of gross operating expenses plus the amortization of previously deferred insurance acquisition costs. The amortization of previously deferred underwriting expenses is included in Financial Guarantee segment results. As noted above, all deferred

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

acquisition costs were written of in Fresh Start and accordingly no amortization is reported in Successor Ambac. The following table provides details of underwriting and operating expenses for the periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
Underwriting and operating:
Gross Operating Expenses	$67.3	$37.8	$108.9
Reinsurance commissions, net	1.5	0.3	4.6
Amortization of deferred acquisition costs	—	6.5	25.5

Total	$68.8	$44.6	$139.0

Gross operating expenses for the year ended December 31, 2013 decreased by $25.7 million compared to gross operating expenses reported for the year ended December 31, 2012 of $139.0 million. The decrease was primarily due to the write off of deferred acquisition costs and lower consulting, insurance and legal expenses.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisors. Expenses incurred in connection with legal and consulting services provided for the benefit of OCI amounted to $6.4 million and $3.3 million for the eight months ended December 31, 2013 and four months ended April 30, 2013, respectively as compared to $11.7 million for the year ended December 31, 2012, respectively. Future expenses may include a significant amount of advisory costs for the benefit of OCI that are outside the control of Ambac’s management.

Interest Expense: Interest expense includes accrued interest and accretion of the discount on surplus notes issued by Ambac Assurance and the Segregated Account, interest expense relating to investment agreements and interest expense related to a secured borrowing transaction. As noted above, as a result of Fresh Start, the unamortized discounts on surplus notes have decreased by resetting the carrying value to fair value at the Fresh Start Reporting Date and future cash flows on the surplus notes have been re-projected. Both of these items have impacted the amount of discount accretion recognized in interest expense for Successor Ambac. Accretion of surplus note discounts included within overall interest expense was $32.9 million and $5.1 million for the eight months ended December 31, 2013 and four months ended April 30, 2013, respectively, as compared to $13.4 million for the year ended December 31, 2012. The following table provides details by type of obligation for the periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
Interest expense:
Surplus notes	$83.5	$29.5	$103.6
Investment agreements	1.3	1.3	6.3
Secured borrowing	0.1	0.2	2.4

Total	$84.9	$31.0	$112.3

In June 2012, Ambac exercised options to repurchase $789.2 million of surplus notes for $188.4 million. These repurchases resulted in a lower outstanding amount of surplus notes since June 2012, impacting interest expense. Surplus note interest payments require the approval of OCI. During each of the last three years, OCI disapproved the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

behalf of the Segregated Account, to pay interest on all outstanding surplus notes issued by Ambac and the Segregated Account on their respective scheduled interest payment dates. Such interest was accrued for and the Company is accruing interest on these additional amounts following each scheduled interest payment date.

Reorganization Items: Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. The following table presents reorganization items for all periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
Reorganization items:
Professional advisory fees	$0.5	$4.5	$7.5
Fresh Start Adjustments	—	(2,749.7)	(0.3)

Total	$0.5	($2,745.2)	$7.2

Provision for Income Taxes; The provision for income taxes was not impacted by the adoption of Fresh Start. The provision for income taxes for the year ended December 31, 2013 increased by $5.4 million compared to the provision for income taxes reported for the year ended December 31, 2012 of $2.8 million. For the year ended December 31, 2012, and the four months ended April 30, 2013, income tax expense was related predominantly to pre-tax profits in Ambac UK’s Italian branch, which cannot be offset by losses in other jurisdictions. The income tax for the four months ended April 30, 2013 also included a provision for New York State/New York City alternative minimum tax (“AMT”) obligations. For the eight months ended December 31, 2013 income tax was predominantly related to federal AMT resulting from current year AMT income being limited to a 90% offset against Ambac’s AMT NOL carryforward. .

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its current cash and investments of $36.5 million at December 31, 2013, as well as expense sharing and other arrangements with Ambac Assurance as described below. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 in Part II, Item 8 of this Form 10-K), Ambac Assurance is required, under certain circumstances, to make payments to the Company with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain costs and expenses. Any expected receipts with regards to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011, which amount to approximately $270.3 million as of December 31, 2013. Such NOLs decreased in 2013 as a result taxable income generated by Ambac Assurance’s subsidiaries partially offset by statutory losses as described above in Ambac Assurance’s Statutory Basis Financial Results. It is also uncertain whether and to what extent Ambac will realize value from the Junior Surplus Note issued by the Segregated Account. See Note 1 in Part II, Item 8 of this Form 10-K for descriptions of the Mediation Agreement, the Amended TSA, the Cost Allocation Agreement and the Junior Surplus Note. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore the aforementioned reimbursements will be Ambac’s principal source of funds in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters – Dividend Restrictions, Including Contractual Restrictions” and Note 9 to the Consolidated Financial Statements located in Part II, Item 8, for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses. Contingencies could cause material liquidity strains. In 2013, Ambac paid approximately $19.4 million in professional advisory fees, which represents the balance due for services performed while Ambac was in bankruptcy proceedings.

The following table includes aggregated information about contractual obligations for Ambac and its subsidiaries, excluding variable interest entities consolidated as a result of Ambac Assurance’s financial

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

guarantee contracts. These obligations include payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments under Ambac Assurance’s and Ambac Assurance Segregated Account’s surplus notes, investment agreement obligations, and payments due under operating leases. The table and commentary below reflect scheduled payments and maturities based on the original payment terms specified in the underlying agreements and contracts, or expected required payment dates if earlier.

	Contractual Obligations by Year
($ in millions)	2014	2015	2016	2017	2018	Thereafter
Surplus note obligations(1)	$330.0	$64.5	$64.5	$64.5	$64.5	$1,436.7
Investment agreement obligations(2)	1.1	52.6	194.0	125.5	—	—
Operating lease obligations(3)	5.5	5.4	—	—	—	—
Purchase obligations(4)	5.0	1.7	0.6	—	—	—
Post retirement benefits(5)	0.3	0.3	0.3	0.3	0.4	2.1
Loss and loss expenses(6)	4,554.6	532.3	395.3	308.6	161.8	4,952.4
Income Taxes	(0.0)	—	—	—	—	—

Total	$4,896.5	$656.8	$654.7	$498.9	$226.7	$6,391.2

(1)	Includes principal of and interest on surplus notes when due. All payments of principal and interest on Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the surplus notes, such interest will accrue and compound annually until paid. OCI disapproved scheduled interest payments for June 7, 2011, 2012 and 2013. Amounts in the table assume approval by OCI for all principal and interest payments in the future, including payment of previously deferred interest on the next scheduled payment date of June 7, 2014.
(2)	Includes principal of and interest on obligations using current rates for floating rate obligations. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to legal maturity date. Amounts included in the table are based on the expected withdrawal date.
(3)	Amount represents future lease payments on lease agreements existing as of December 31, 2013. Ambac Assurance UK Limited has the option to break their existing lease in 2016 following a rent review process. Future lease payments in the above table reflect this lease for the period until the option date.
(4)	Purchase obligations represent future expenditures for contractually scheduled fixed terms and amounts due for various technology-related maintenance agreements and other outside services.
(5)	Amount represents future benefit payments on the Ambac Assurance postretirement benefit plan for current retirees over the next 10 years.

(6)

The timing of expected claim payments is based on deal specific cash flows, excluding expected recoveries. These deal specific cash flows are based on the expected cash flows of the underlying transactions (e.g. for RMBS credits we model estimated future claim payments). The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to the Loss Reserves section located in Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method. Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not paid from the commencement of the Segregated Account Rehabilitation Proceedings until the third quarter of 2012. As further described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, on or about September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

such Policy Claim Rules (plus, in certain cases, Supplemental Payments as described in Note 1), subject to any further orders of the Rehabilitation Court. As further described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan or whether surplus notes will be issued with respect to the remaining balance of unpaid claims as provided in the Segregated Account Rehabilitation Plan, although the Rehabilitator may seek to amend the Segregated Account Rehabilitation Plan to provide for interest bearing Deferred Amounts (as defined below) to be established, rather than surplus notes to be issued, with respect to the unpaid portion of permitted policy claims as described in Note 1. As further described in Note 1, the Rehabilitator may also adjust payments on unpaid permitted policy claims relating to Undercollateralized Bonds. Possible modifications to the Segregated Account Rehabilitation Plan with respect to the form and timing of satisfying the remaining balance of unpaid claims could have a material effect on Ambac Assurance liquidity. The Rehabilitator has previously announced that more specific information regarding the status of the Segregated Account Rehabilitation Plan, including possible modifications, will be provided as soon as appropriate. Unpaid claims include deferred policy claims of $3,904.3 million at December 31, 2013. Although the Rehabilitator has not established an effective date for the Rehabilitation Plan, we have included such unpaid amounts as obligations due in 2014. Additionally, all future claim payments are included in their respective year at the estimated permitted claim amount.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments or other losses and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus note principal and interest payments, and additional loans to affiliates. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over deferral of payments regardless of the liquidity position of Ambac Assurance. The level of claims paid by the Segregated Account is subject to the sole discretion of the Rehabilitator, subject to any required approval of the Rehabilitation Court.

Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a specified level of cash and short-term investments at all times.

Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not paid from the commencement of the Segregated Account Rehabilitation Proceedings until the third quarter of 2012. As further described in Note 1 in Part II, Item 8 of this Form 10-K, on or about September 20, 2012, in accordance with published Policy Claim Rules, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court. As described in Note 1, the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments with respect to certain insured securities. As further described in Note 1, the Rehabilitator may also adjust payments on unpaid permitted policy claims relating to Undercollateralized Bonds. During the year ended December 31, 2013, the Segregated Account made total cash payments of $321.7 million related to permitted policy claims and commutations. Policy claims, including unpaid claims of the Segregated Account, and principal and interest on Surplus Notes and, if established, Deferred Amounts will be material uses of future liquidity.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

In September 2013, the Rehabilitator submitted a request for rulings from the United States Internal Revenue Service (“IRS”) as to certain tax issues associated with potential amendments to the Segregated Account Rehabilitation Plan. Pursuant to such amendments, surplus notes would not be issued with respect to the unpaid balance of permitted policy claims, but such balance would be recorded by the Segregated Account as outstanding policy obligations which would accrue interest from the first date on which a portion of such permitted policy claim is or was paid until such outstanding policy obligations are paid (any such outstanding policy obligation, including accrued interest thereon, as such obligation may be adjusted from time to time in accordance with the Segregated Account Rehabilitation Plan, guidelines or rules issued by the Rehabilitator and/or orders of the Rehabilitation Court, a “Deferred Amount”). The amendments would likely provide that interest on the unpaid portion of permitted policy claims be accrued generally at an effective rate of 5.1%, compounded annually. Based on an assumed 5.1% interest rate on Deferred Amounts, the Segregated Account would be responsible for accrued interest of approximately $225 million through December 31, 2013. If favorable rulings are received by the Rehabilitator from the IRS, then the Rehabilitator would likely file such amendments to the Segregated Account Rehabilitation Plan. The timing and likelihood of such amendments to the Segregated Account Rehabilitation Plan are presently unclear, but such amendments will result in material uses of future liquidity.

Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock as provided above, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters – Dividend Restrictions, Including Contractual Restrictions” and Note 9 to the Consolidated Financial Statements located in Part II, Item 8, for more information on dividend payment restrictions.

Our ability to recover RMBS subrogation recoveries and other subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially. Ambac Assurance received subrogation of $455.5 million during the year ended December 31, 2013. Refer to Footnote 8 of the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information on expected future subrogation.

A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amounted to $245.8 million as of December 31, 2013. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payments on investment agreement obligations; payments on intercompany loans; payments under derivative contracts (primarily interest rate swaps and US Treasury futures); collateral posting; and operating expenses. Management believes that its Financial Services’ short and long-term liquidity needs can be funded from net investment coupon receipts; the maturity of invested assets; sales of invested assets; intercompany loans from Ambac Assurance; and receipts from derivative contracts.

While meaningful progress has been made in unwinding the Financial Services businesses, multiple sources of risk continue to exist. These include deterioration in investment security market values, additional unexpected draws on outstanding investment agreements, the settlement of potential swap terminations and the inability to replace or establish new hedge positions and interest rate volatility.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of December 31, 2013 were issued in connection with either municipal bonds or structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of December 31, 2013, Ambac had $314.3 million of contingent withdrawal investment agreements related to CLNs and $44.4 million related to municipal bonds. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. Additionally, management performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Liquidity risk also exists in the derivative contract and investment agreement portfolios due to contract provisions which may require collateral posting or early termination of contracts. Both the investment agreement and swap businesses borrow cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from OCI.

Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, at December 31, 2013 Ambac posted collateral of $371.7 million in connection with its outstanding investment agreements.

Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges the remaining interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post independent amounts of collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $126.2 million, including independent amounts, under these contracts at December 31, 2013.

Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.

BALANCE SHEET

Fresh start accounting prescribed by the Reorganizations Topic of the ASC was adopted upon our emergence from Chapter 11 proceedings on the Effective Date. As a result of the application of fresh start accounting, Successor Ambac remeasured all tangible and intangible assets and all liabilities, other than deferred taxes and liabilities associated with post-retirement benefits, at fair value, and recorded goodwill representing the excess of reorganization value of Successor Ambac over the fair value of net assets being re-measured. Thus, the post-emergence consolidated financial statements reflect the new basis of accounting. Accordingly, the financial condition for the affected periods between Successor Ambac and Predecessor Ambac are not comparable. However, for discussion purposes, we present the balance sheet analysis as described below, supplemented by detailed discussions on the effects of fresh start accounting in the respective sections. We believe this presentation provides management and investors a better perspective of our business and on-going operational financial performance and trends for comparative purposes.

The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Successor Ambac reduced its derivative liabilities by $87.4 million at December 31, 2013, and Predecessor Ambac reduced its derivative liabilities by $383.1 million at December 31, 2012, to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of December 31, 2013 is a function of (i) lower underlying derivative liabilities before considering Ambac credit quality and (ii) the market’s view that Ambac’s credit quality has improved during 2013.

Total assets increased by approximately $21.7 million from December 31, 2012 (Predecessor Ambac) to $27.1 billion at December 31, 2013 (Successor Ambac). The increase is primarily a result of (i) Fresh Start adjustments of $1.9 billion and (ii) higher invested assets at fair value, partially offset by (i) lower variable interest entity assets and (ii) lower premium receivables. Fresh Start adjustments primarily related to the recording of an insurance intangible asset of $1.6 billion and goodwill of $515 million and the elimination of deferred acquisition costs. Total liabilities decreased by approximately $4.2 billion from December 31, 2012 (Predecessor Ambac) to $26.1 billion as of December 31, 2013 (Successor Ambac), primarily as a result of (i) Fresh Start and Reorganization adjustments of $1.1 billion; (ii) lower variable interest entity liabilities; (iii) lower loss and loss expense reserves; and (iv) lower unearned premium reserves. Reorganization and Fresh Start Adjustments were primarily due to the elimination of liabilities subject to compromise of $1.7 billion, partially offset by fair value adjustments increasing the carrying value of liabilities with the most significant change being the increase in the liability for long-term debt (surplus notes issued by Ambac Assurance and the Segregated Account) by $768 million.

As of December 31, 2013 total stockholders’ equity was $978.4 million (Successor Ambac); compared with total stockholders’ deficit of $3.25 billion at December 31, 2012 (Predecessor Ambac). This increase was primarily due to Fresh Start and Reorganization adjustments of $2.9 billion as well as net income in 2013. Refer to Note 3 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further details regarding such adjustments.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Investment Portfolio. Ambac Assurance’s and Everspan’s non-VIE investment objective is to achieve the highest risk-adjusted after-tax yield on a diversified portfolio consistent with Ambac Assurance’s and Everspan’s risk tolerance while employing asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s and Everspan’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by applicable insurance laws and regulations. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities in the open market given their relative risk/reward characteristics and to mitigate the effect of potential future adverse development in the insured portfolio. Ambac Assurance’s and Everspan’s investment policies are subject to oversight by the Rehabilitator of the Segregated Account pursuant to contracts entered into between Ambac Assurance and the Segregated Account. Refer to Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further information.

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

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by segment at December 31, 2013 and December 31, 2012:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—December 31, 2013:
Fixed income securities:
Municipal obligations(1)	$1,377.7	$—	$—	$1,377.7
Corporate obligations	1,489.4	—	—	1,489.4
Foreign obligations	124.9	—	—	124.9
U.S. government obligations	89.1	37.2	—	126.3
U.S. agency obligations	32.1	—	—	32.1
Residential mortgage-backed securities(2)	1,547.8	10.8	—	1,558.6
Collateralized debt obligations	176.2	7.7	—	183.9
Other asset-backed securities	649.9	314.4	28.1	992.4

	5,487.1	370.1	28.1	5,885.3
Short-term(1)	262.3	—	8.8	271.1
Other investments	241.1	—	—	241.1

	5,990.5	370.1	36.9	6,397.5

Fixed income securities pledged as collateral:
U.S. government obligations	126.2	—	—	126.2

	126.2	—	—	126.2

Total investments	$6,116.7	$370.1	$36.9	$6,523.7

Percent total	93.7%	5.7%	0.6%	100%

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Predecessor Ambac—December 31, 2012:
Fixed income securities:
Municipal obligations(1)	$1,848.9	$—	$—	$1,848.9
Corporate obligations	1,013.2	64.8	—	1,078.0
Foreign obligations	70.1	—	—	70.1
U.S. government obligations	105.2	22.1	—	127.3
U.S. agency obligations	78.4	4.1	—	82.5
Residential mortgage-backed securities(2)	1,362.5	93.1	—	1,455.6
Collateralized debt obligations	22.3	11.0	—	33.3
Other asset-backed securities	520.0	186.6	—	706.6

	5,020.6	381.7	—	5,402.3
Short-term(1)	629.7	1.7	30.3	661.7
Other investments	0.1	—	—	0.1

	5,650.4	383.4	30.3	6,064.1

Fixed income securities pledged as collateral:
U.S. government obligations	265.8	—	—	265.8

	265.8	—	—	265.8

Total investments	$5,916.2	$383.4	$30.3	$6,329.9

Percent total	93.4%	6.1%	0.5%	100%

(1)	Includes taxable and tax exempt securities.
(2)	Includes RMBS insured by Ambac Assurance.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities at December 31, 2013 and December 31, 2012 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—December 31, 2013:
Residential mortgage-backed securities:
RMBS—Second Lien	$702.1	$—	$—	$702.1
RMBS—First-lien—Alt-A	468.8	—	—	468.8
RMBS—First Lien—Sub Prime	246.0	—	—	246.0
RMBS—First Lien—Prime	86.7	—	—	86.7
U.S. Government Sponsored Enterprise Mortgages	42.9	10.8	—	53.7
Government National Mortgage Association	1.3	—	—	1.3

Total residential mortgage-backed securities	1,547.8	10.8	—	1,558.6

Other asset-backed securities
Military Housing	344.1	—	—	344.1
Credit Cards	20.7	235.3	8.0	264.0
Auto	122.5	79.1	17.8	219.4
Structured Insurance	50.9	—	—	50.9
Student Loans	14.0	—	—	14.0
Other	97.7	—	2.3	100.0

Total other asset-backed securities	649.9	314.4	28.1	992.4

Total	$2,197.7	$325.2	$28.1	$2,551.0

Predecessor Ambac—December 31, 2012:
Residential mortgage-backed securities:
RMBS—Second Lien	$502.9	$—	$—	$502.9
RMBS—First-lien—Alt-A	582.5	0.2	—	582.7
RMBS—First Lien—Sub Prime	177.9	—	—	177.9
RMBS—First Lien—Prime	30.2	—	—	30.2
U.S. Government Sponsored Enterprise Mortgages	66.9	89.6	—	156.5
Government National Mortgage Association	2.1	3.3	—	5.4

Total residential mortgage-backed securities	1,362.5	93.1	—	1,455.6

Other asset-backed securities
Military Housing	379.7	—	—	379.7
Credit Cards	—	154.4	—	154.4
Auto	13.1	32.2	—	45.3
Structured Insurance	56.9	—	—	56.9
Student Loans	16.7	—	—	16.7
Other	53.6	—	—	53.6

Total other asset-backed securities	520.0	186.6	—	706.6

Total	$1,882.5	$279.7	$—	$2,162.2

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CCC- and BBB+ as of December 31, 2013, and CCC+ and BB+ as of December 31, 2012, respectively.

The following table provides the fair value of residential mortgage-backed securities (excluding U.S. Government Sponsored Enterprises and Government National Mortgage Association Mortgages) by vintage and type at December 31, 2013 and December 31, 2012:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
Successor Ambac—December 31, 2013:
2003 and prior	$—	$4.1	$—	$6.6	$10.7
2004	46.0	16.0	—	1.9	63.9
2005	177.5	181.2	15.8	40.6	415.1
2006	79.3	415.6	5.6	102.1	602.6
2007	166.0	85.2	65.3	94.8	411.3

Total	$468.8	$702.1	$86.7	$246.0	$1,503.6

Predecessor Ambac—December 31, 2012:
2003 and prior	$—	$4.5	$—	$3.8	$8.3
2004	31.3	14.1	—	1.6	47.0
2005	158.0	119.3	11.9	25.1	314.3
2006	206.5	303.4	3.8	88.6	602.3
2007	186.9	61.6	14.5	58.8	321.8

Total	$582.7	$502.9	$30.2	$177.9	$1,293.7

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. Since the insurance cannot be legally separated from the underlying security, the fair value of the insured securities in the investment portfolio includes the value of any financial guarantee embedded in such securities, including guarantees written by Ambac Assurance. In addition, a hypothetical fair value assuming the absence of the insurance is not readily available from our independent pricing sources. Refer to Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further details on securities insured by Ambac Assurance.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table provides the ratings distribution of the fixed income investment portfolio at December 31, 2013 and December 31, 2012 by segment:

Rating(1):

	Financial Guarantee(2)	Financial Services	Combined
Successor Ambac—December 31, 2013:
AAA	12%	87%	16%
AA	24	13	24
A	19	—	18
BBB	14	—	13
Below investment grade(2)	26	—	24
Not rated	5	—	5

	100%	100%	100%

Predecessor Ambac—December 31, 2012:
AAA	19%	52%	21%
AA	35	48	36
A	13	—	12
BBB	11	—	10
Below investment grade(2)	17	—	16
Not rated	5	—	5

	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)	Below investment grade insured bonds purchased as part of the loss remediation strategy represent 20% and 12% of the 2013 and 2012 Financial Guarantee portfolio, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of December 31, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	Successor Ambac – December 31, 2013(2)		Predecessor Ambac – December 31, 2012
($ in millions)	Estimated Fair Value(1)	Gross Unrealized Losses	Estimated Fair Value(1)	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
Less than 12 months	$437.7	$28.4	$42.5	$0.4
Greater than 12 months	—	—	4.3	—

	437.7	28.4	46.8	0.4

Corporate obligations in continuous unrealized loss for:
Less than 12 months	877.4	23.9	69.7	1.1
Greater than 12 months	—	—	132.9	8.0

	877.4	23.9	202.6	9.1

Foreign government obligations in continuous unrealized loss for:
Less than 12 months	117.9	6.9	—	—
Greater than 12 months	—	—	—	—

	117.9	6.9	—	—

U.S. government obligations in continuous unrealized loss for:
Less than 12 months	70.0	2.2	26.1	0.7
Greater than 12 months	—	—	—	—

	70.0	2.2	26.1	0.7

U.S. agency obligations in continuous unrealized loss for:
Less than 12 months	5.8	0.1	—	—
Greater than 12 months	—	—	—	—

	5.8	0.1	—	—

Residential mortgage-backed securities in continuous unrealized loss for:
Less than 12 months	644.5	18.1	88.5	5.3
Greater than 12 months	—	—	116.2	15.2

	644.5	18.1	204.7	20.5

Collateralized debt obligations in continuous unrealized loss for:
Less than 12 months	137.7	0.4	0.2	0.2
Greater than 12 months	—	—	13.5	0.3

	137.7	0.4	13.7	0.5

Other asset-backed securities in continuous unrealized loss for:
Less than 12 months	630.0	36.6	0.2	—
Greater than 12 months	—	—	188.8	46.5

	630.0	36.6	189.0	46.5

Short term securities in continuous unrealized loss for:
Less than 12 months	—	—	1.2	—
Greater than 12 months	—	—	—	—

	—	—	1.2	—

Total	$2,921.0	$116.6	$684.1	$77.7

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.
(2)	As a result of the implementation of Fresh Start, amortized cost for available for sale securities was set to equal fair value on April 30, 2013. Accordingly, Successor Ambac does not have any gross unrealized losses that have been in a continuous unrealized loss position for greater than 12 months.

Management has determined that the unrealized losses in available-for-sale securities at December 31, 2013 are primarily driven by the increases in interest rates and market shifts in risk and liquidity premiums demanded by fixed income investors between the Fresh Start Reporting Date of April 30, 2013 and December 31, 2013. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) there being no unexpected principal and interest payment defaults on these securities; (b) an analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management having no intent to sell these securities; and (d) it being not more likely than not that Ambac will be required to sell these securities before the anticipated recovery of its amortized cost basis.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of December 31, 2013 and December 31, 2012, by contractual maturity date:

	Successor Ambac – December 31, 2013		Predecessor Ambac – December 31, 2012
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	74.8	73.1	2.7	2.7
Due after five years through ten years	313.7	294.1	44.2	43.8
Due after ten years	77.6	70.5	0.3	0.3

	466.1	437.7	47.2	46.8

Corporate obligations:
Due in one year or less	25.5	25.5	18.0	17.5
Due after one year through five years	357.5	353.7	140.6	136.5
Due after five years through ten years	475.9	457.8	28.1	27.0
Due after ten years	42.4	40.4	25.0	21.6

	901.3	877.4	211.7	202.6

Foreign government obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	51.7	50.4	—	—
Due after five years through ten years	67.6	62.8	—	—
Due after ten years	5.5	4.7	—	—

	124.8	117.9	—	—

U.S. government obligations:
Due in one year or less	0.4	0.4	16.7	16.2
Due after one year through five years	51.3	50.3	9.9	9.7
Due after five years through ten years	17.8	16.7	0.2	0.2
Due after ten years	2.7	2.6	—	—

	72.2	70.0	26.8	26.1

U.S. agency obligations:
Due in one year or less	1.3	1.3	—	—
Due after one year through five years	4.6	4.5	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	5.9	5.8	—	—

Residential mortgage-backed securities	662.6	644.5	225.2	204.7

Collateralized debt obligations	138.1	137.7	14.2	13.7

Other asset-backed securities	666.6	630.0	235.5	189.0

Short term securities	—	—	1.2	1.2

Total	$3,037.6	$2,921.0	$761.8	$684.1

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table summarizes, for all securities sold at a loss during 2013 and 2012, the aggregate fair value and realized loss by length of time those securities were continuously in an unrealized loss position prior to the sale date:

	Successor Ambac		Predecessor Ambac
	Eight months ended December 31, 2013(1)		Four months ended April 30, 2013		Year ended December 31, 2012
($ in millions)	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses
Municipal obligations in continuous unrealized loss for:
Less than 12 months	$173.1	$5.0	$—	$—	$—	$—
Greater than 12 months	—	—	—	—	—	—

	173.1	5.0	—	—	—	—

Corporate obligations in continuous unrealized loss for:
Less than 12 months	36.0	0.7	—	—	—	—
Greater than 12 months	—	—	—	—	50.4	0.6

	36.0	0.7	—	—	50.4	0.6

Foreign government obligations in continuous unrealized loss for:
Less than 12 months	35.2	1.2	—	—	—	—
Greater than 12 months	—	—	—	—	—	—

	35.2	1.2	—	—	—	—

U.S. government obligations in continuous unrealized loss for:
Less than 12 months	18.8	0.4	—	—	—	—
Greater than 12 months	—	—	—	—	—	—

	18.8	0.4	—	—	—	—

U.S. agency obligations in continuous unrealized loss for:
Less than 12 months	—	—	—	—	—	—
Greater than 12 months	—	—	—	—	—	—

	—	—	—	—	—	—

Residential mortgage-backed securities in continuous unrealized loss for:
Less than 12 months	28.5	0.9	0.5	0.1	4.1	0.2
Greater than 12 months	—	—	—	—	—	—

	28.5	0.9	0.5	0.1	4.1	0.2

Collateralized debt obligations in continuous unrealized loss for:
Less than 12 months	—	—	—	—	—	—
Greater than 12 months	—	—	—	—	—	—

	—	—	—	—	—	—

Other asset-backed securities in continuous unrealized loss for:
Less than 12 months	13.8	0.3	—	—	11.1	—
Greater than 12 months	—	—	38.4	—	—	—

	13.8	0.3	38.4	—	11.1	—

Short term securities in continuous unrealized loss for:
Less than 12 months	71.1	—	25.9	—	91.5	—
Greater than 12 months	—	—	—	—	—	—

	71.1	—	25.9	—	91.5	—

Total	$376.5	$8.5	$64.8	$0.1	$157.1	$0.8

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

(1)	As a result of the implementation of Fresh Start, amortized cost for available for sale securities were set to fair value on April 30, 2013. Accordingly, Successor Ambac does not have any realized losses on securities that were in a continuous unrealized loss position for greater than 12 months.

Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset of $1,659 million was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of December 31, 2013, the insurance intangible asset is $1,597 million, net of accumulated amortization of $101 million.

Please refer to the “Results of Operations” section of the Management’s Discussion and Analysis of Financial Condition and Insurance Intangible Asset section located in Note 8 of the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further background information on the insurance intangible asset.

Goodwill. At the Fresh Start Reporting Date, goodwill of $515 million was recorded which represents the excess reorganization value which could not be attributed to the fair value of specific identified tangible and intangible assets. As of December 31, 2013 we concluded goodwill was not impaired and the asset remains at $515 million.

Please refer to the “Critical Accounting Policies and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Note 2 and Note 3 of the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for a discussion on how goodwill was determined and for the factors that are considered in the impairment assessment process.

Losses and Loss Expense Reserve. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. As noted above, as a result of Fresh Start, insurance liabilities are using the same accounting policies for both Successor and Predecessor periods. The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.

The losses and loss expense reserves, before reinsurance as of December 31, 2013 and December 31, 2012 are $5,470.2 million and $6,122.1 million, respectively. As of December 31, 2013 and December 31, 2012, respectively, $3,904.3 million and $3,388.1 million of Segregated Account claims remain unpaid. Reinsurance recoverables on the balance sheet as of December 31, 2013 and December 31, 2012 are $135.7 million and $159.1 million, respectively.

Losses and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Successor Ambac – December 31, 2013			Predecessor Ambac – December 31, 2012
($ in millions)	Gross Loss Reserves	Gross Subrogation Reserves(1)	Gross Loss Reserves, net of Subrogation Reserves	Gross Loss Reserves	Gross Subrogation Reserves(1)	Gross Loss Reserves, net of Subrogation Reserves
Losses and loss expense reserve	$7,767	$(1,798)	$5,969	$9,230	$(2,611)	$6,619
Subrogation recoverable	665	(1,164)	(499)	286	(783)	(497)

Totals	$8,432	$(2,962)	$5,470	$9,516	$(3,394)	$6,122

(1)	Gross subrogation reserves include RMBS representation and warranty recoveries and other subrogation recoveries of $2,207 and $2,523 at December 31, 2013 and 2012, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Please refer to the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Loss Reserves section located in Note 8 of the Consolidated Financial Statements located in Item 8 of this Form 10-K for further background information on losses and loss expenses.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to certain bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The bond types that have experienced significant claims and loss reserves are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 93% of our ever-to-date insurance claims recorded with RMBS comprising 90% of our ever-to-date claims payments.

U.S. Residential Mortgage-backed Securities

Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions collateralized by first and/or second liens. We established a representation and warranty subrogation recovery as further discussed in Note 7 to the Consolidated Financial Statements located in Part II Item 7. The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of policies, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at December 31, 2013 and 2012:

	Successor Ambac – December 31, 2013
($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before representation and warranty subrogation recoveries	Representation and warranty subrogation recoveries	Gross loss reserve net of subrogation recoveries (1)
Second-lien	22	$2,127	$502	$—	$502
First-lien-Mid-prime	55	2,590	1,523	—	1,523
First-lien-Sub-prime	40	1,386	181	—	181
Other	14	262	149	—	149

Total Credits Without Subrogation	131	6,365	2,355	—	2,355

Second-lien	19	2,408	1,291	(1,411)	(120)
First-lien-Mid-prime	24	1,139	1,026	(430)	596
First-lien-Sub-prime	5	1,771	847	(366)	481

Total Credits With Subrogation	48	5,318	3,164	(2,207)	957

Total	179	$11,683	$5,519	$(2,207)	$3,312

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

	Predecessor Ambac – December 31, 2012
($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before representation and warranty subrogation recoveries	Representation and warranty subrogation recoveries	Gross loss reserve net of subrogation recoveries (1)
Second-lien	20	$2,215	$597	—	$597
First-lien-Mid-prime	57	3,432	1,511	—	1,511
First-lien-Sub-prime	39	1,476	219	—	219
Other	12	304	193	—	193

Total Credits Without Subrogation	128	7,427	2,520	—	2,520

Second-lien	22	3,200	1,333	(1,515)	(182)
First-lien-Mid-prime	22	1,498	1,144	(528)	616
First-lien-Sub-prime	5	2,002	1,086	(480)	606

Total Credits With Subrogation	49	6,700	3,563	(2,523)	1,040

Total	177	$14,127	$6,083	$(2,523)	$3,560

(1)	Included in Gross Loss Reserves are unpaid claims of $3,891 and $3,377 at December 31, 2013 and 2012, respectively, related to policies allocated to the Segregated Account.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Student Loan

Total student loan gross par outstanding and gross loss reserves on Ambac insured obligations were as follows:

	Successor Ambac – December 31, 2013		Predecessor Ambac – December 31, 2012
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss Reserves	Gross Par Outstanding	Gross Loss Reserves
For-Profit Issuers	$1,951	$921	$2,854	$949
Not-For-Profit Issuers	401	61	1,370	92

Total	$2,352	$982	$4,224	$1,041

Cash Flows. Net cash provided by (used in) operating activities was $186.9 million, ($4.4) million and ($613.9) million during the eight months ended December 31, 2013, the four months ended April 30, 2013 and year ended December 31, 2012, respectively. The principal sources of Ambac’s operating cash flows are gross installment premiums on insurance and credit default swap contracts, claim and reinsurance recoveries and RMBS subrogation recoveries. The principal uses of Ambac’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, tax payments and OCI approved payments on surplus notes.

•

Ambac had loss payments net of salvage recoveries and reinsurance of $(103.9) million, $(19.7) million, and $938 million in the eight months ended December 31, 2013, the four months ended April 30, 2013 and the year ended December 31, 2012, respectively. The greater amounts for the year ended December 31, 2012 primarily relate to the partial payment of previously unpaid Segregated Account claims in accordance with the Policy Claim Rules.

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

Net cash used in financing activities was ($15.0) million, ($5.5) million and ($396.2) million during the eight months ended December 31, 2013, the four months ended April 30, 2013 and the year ended December 31, 2012, respectively. It included pay downs of $9.1 million, $5.5 million and $21.0 million on a variable interest entity secured borrowing during the eight months ended December 31, 2013, the four months ended April 30, 2013 and the year ended December 31, 2012, respectively, and repayments of investment agreements of $5.9 million, $0.0 million and $186.8 million, in the eight months ended December 31, 2013, the four months ended April 30, 2013 and the year ended December 31, 2012, respectively. Also included in 2012 financing activities was a payment of $188.4 million to repurchase surplus notes with an aggregate par value of $789.2 million.

Net cash (used in) provided by investing activities was ($247.5) million, $119.0 million, and $1,038.0 million for the eight months ended December 31, 2013, the four months ended April 30, 2013 and the year ended December 31, 2012.

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

On March 24, 2010, Ambac Assurance established the Segregated Account. Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance and accordingly is subject to all of the filing and statutory reporting requirements of Wisconsin domiciled insurers. The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus in Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account and, to the extent allowable under a prescribed accounting practice by OCI, the Segregated Account. Pursuant to this prescribed practice, the results of the Segregated Account are not fully included in Ambac Assurance’s statutory financial statements if Ambac Assurance’s surplus is (or would be) less than $100 million (“Minimum Surplus Amount”). Maintaining the Minimum Surplus Amount could result in a reduction in the liabilities assumed by Ambac Assurance from the Segregated Account. Please refer to Note 1 of the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on the establishment of the Segregated Account as well as the operative documents between Ambac Assurance and the Segregated Account.

Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholder surplus and mandatory contingency reserves) were $840.3 million and $905.1 million at December 31, 2013, respectively, as compared to $100.0 million and $628.3 million at December 31, 2012, respectively. The Segregated Account’s policyholder surplus amount, which is included in Ambac Assurance’s policyholder surplus, was $442.6 million and $(61.8) million as of December 31, 2013 and December 31, 2012, respectively. At December 31, 2012, Ambac Assurance’s policyholders surplus was at the Minimum Surplus Amount and therefore $163.7 million of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under an aggregate excess of loss reinsurance agreement (the “Reinsurance Agreement”). In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Secured Note (as defined in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K) and the Reinsurance Agreement. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.

As further described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, no decision has been announced with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Plan with respect to the form and timing of satisfying the remaining balance of unpaid claims could have a material effect on the measurement of statutory policyholder surplus.

Ambac Assurance’s increase in policyholder surplus during 2013 was primarily due to the release of contingency reserves, realized capital gains on sales of investment securities and improvements in the fair value of investments carried at fair value. These improvements in policyholder surplus were partially offset by first-time payment defaults on certain general account policies and an increase in the liabilities assumed by Ambac Assurance from the Segregated Account for losses on policies allocated to the Segregated Account due to Ambac

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Assurance exceeding the Minimum Surplus Amount in 2013. Ambac Assurance and Everspan received approval to release contingency reserves of $575.0 million in 2013. Ambac Assurance’s statutory policyholder surplus includes $1,641.9 million of surplus and junior surplus notes issued to various parties (including $350 million of junior surplus notes issued to Ambac in May 2013). These surplus notes and junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations of Ambac Assurance that must be satisfied prior to Ambac realizing residual value from Ambac Assurance.

The Segregated Account’s increase in policyholder surplus was primarily due to (i) the issuance of $350 million of junior surplus notes to Ambac in May 2013 and (ii) an increase in the liabilities assumed by Ambac Assurance from the Segregated Account for losses on policies allocated to the Segregated Account due to Ambac Assurance exceeding the Minimum Surplus Amount in 2013.

Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development (including policies allocated to the Segregated Account), (ii) possible declaration by the Rehabilitator of interest accruals on deferred claims for policies allocated to the Segregated Account, (iii) approval by OCI of interest payments on existing Surplus Notes issued by Ambac Assurance or the Segregated Account, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increases statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of loss reserves recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) prescribed SAP practices by the OCI.

Interest payments on Surplus Notes of Ambac Assurance and the Segregated Account require the approval of OCI. OCI disapproved the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay accrued interest on all the outstanding surplus notes issued by Ambac Assurance and the Segregated Account on each of the first three scheduled annual interest payment dates beginning with June 7, 2011. The cumulative unpaid interest on outstanding surplus notes will accrue and compound interest annually until paid. The balance of disapproved interest payments subject to compounding was $207.7 million at December 31, 2013. Additionally, if OCI approves interest payments on surplus notes in the future, Ambac Assurance will also be required to pay interest accrued on certain repurchased surplus notes through the call option exercise dates. The amount of such unpaid interest on repurchased surplus notes is $52.2 million at December 31, 2013.

The Wisconsin Insurance Commissioner has prescribed or permitted additional accounting practices for Ambac Assurance and the Segregated Account of Ambac Assurance. Refer to Note 9 to the Consolidated Financial Statements located in Part II, Item 8 for more information on these prescribed and permitted accounting practices. As a result of these prescribed and permitted practices, Ambac Assurance’s policyholder surplus at December 31, 2013 and December 31, 2012 was lower by $227.3 million and greater by $81.8 million, respectively, than if Ambac Assurance and the Segregated Account had reported such amounts in accordance with NAIC SAP.

The significant differences between U.S. GAAP and SAP are that under SAP:

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

premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 3.2%.

•

Mandatory contingency reserves are required based upon the type of obligation insured, whereas U.S. GAAP does not require such a reserve. Releases of the contingency reserves are generally subject to OCI approval and relate to a determination that the held reserves are deemed excessive.

•

Investment grade fixed income investments are stated at amortized cost and certain below investment grade fixed income investments are reported at the lower of amortized cost or fair value. Under U.S. GAAP, all bonds are reported at fair value.

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

AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES

Ambac UK is required to prepare financial statements under the provisions of The Large and Medium-sized Companies and Groups (Accounts and Reports) Regulations 2008 relating to insurance companies, and in accordance with the Statement of Recommended Practice on Accounting for Insurance Business issued by the Association of British Insurers dated December 2005 (as amended in December 2006) (collectively referred to as “UK GAAP”).

The deficit in Ambac UK’s shareholder funds under UK GAAP was £165.4 million at December 31, 2013 as compared to a deficit of £198.1 million at December 31, 2012. Notwithstanding the deficit in shareholders’ funds, the directors remain satisfied that the Company has adequate resources to meet its obligations as they fall

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

due and that the Company remains a going concern. Ambac UK’s improvement in shareholders’ funds was primarily due to the following:

•

For the year ended December 31, 2013, net premiums earned were £55.3 million (2012:£ 76.0 million). The year on year decrease in premiums earned is primarily due to the accelerated repayment of certain insured transactions during 2012 which resulted in an acceleration of premium revenues in that year which has not recurred in 2013 to the same degree. In addition earned premium has also fallen due to the normal run-off of the financial guarantee portfolio over time.

•

For the year ended December 31, 2013, Ambac UK’s claims expense was £21.6 million (2012: £29.4 million) such that the total loss and loss expense reserves, net of subrogation as of December 31, 2013 totaled £392.1 million (£372.5 million at December 31, 2012). The claims expense in 2013 arose from the following two factors:

i.	an increase in expected future claims levels in relation to existing claims, partially offset by

ii.	a decrease in technical provisions as a result of the higher discount rate applied in calculating the present value of claims, which in turn is attributable to increases in investment returns during the year.

At December 31, 2013, the carrying value of cash and investments was £297.2 million (2012: £247.0 million). The year-on-year increase in cash and investments is due to the continued receipt of premium income and investment coupons from the Company’s investment portfolio.

Notwithstanding the deficit in shareholders’ funds, the directors remain satisfied that the Company has adequate resources to meet its obligations as they fall due and that the Company remains a going concern.

The significant differences between U.S. GAAP and UK GAAP are that under UK GAAP:

•

Loss reserves are only established for losses on guaranteed obligations when, in the judgment of management, a monetary default in the timely payment of debt service is likely to occur, which would result in the Company incurring a loss. A loss provision is established in an amount that is sufficient to cover the present value (currently using a discount rate of 2.47%) of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. The discount rate is equal to the lower of the rate of return on invested assets for either the current year or the period covering the current year plus the four previous years. Under U.S. GAAP, loss reserves are established (net of U.S GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 3.2%.

•	Investments in fixed income securities are stated at amortized cost, subject to an other-than-temporary impairment evaluation. Under U.S. GAAP, all bonds are reported at fair value.

•

Variable interest entities (“VIE”) are not required to be assessed for consolidation. Under U.S. GAAP, a reporting entity that has both the following characteristics is required to consolidate the VIE: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Ambac generally has the obligation to absorb losses of VIEs that could potentially be significant to the VIE as the result of its guarantee of insured obligations issued by VIEs. For certain VIEs Ambac UK has the power to direct the most significant activities of the VIE and accordingly consolidates the VIEs under U.S. GAAP.

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

Ambac UK is also required to prepare financial statements pursuant to the Accounts and Statements Rules set out in Part I and Part IV of Chapter 9 to IPRU(INS) the Interim Prudential Sourcebook for Insurers, GENPRU the General Prudential Sourcebook and INSPRU the Insurance Prudential Sourcebook (“the Rules”) made by the Prudential Regulatory Authority under section 138 of the Financial Services and Markets Act 2000 (“UK Regulatory”).

At December 31, 2013 Ambac UK had a UK Regulatory capital deficit of £458.4 million (deficit of £346.1 million as at December 31, 2012) in comparison to a regulatory capital requirement of £21.6 million (requirement of £21.6 million as at December 31, 2012). At December 31, 2013, Ambac UK is deficient in terms of compliance with applicable regulatory capital requirements with a regulatory capital shortfall of £480.0 million. The regulators are aware of this deficiency and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.

The significant differences between UK GAAP and UK Regulatory accounting policies are that under UK Regulatory:

•	No discount is applied in the calculation of the loss provision whereas under UK GAAP such payments are discounted.

•

Under UK Regulatory all investments are stated at fair value and are subject to certain counterparty admissibility tests. As of December 31, 2013 the total UK Regulatory deduction for investments in excess of counterparty exposure limits was £51.1 million. Under UK GAAP fixed income investments are stated at amortized cost, subject to an other than temporary impairment evaluation with other investments being held at current value.

NON-GAAP FINANCIAL MEASURES

In addition to reporting the Company’s financial results in accordance with GAAP, the Company reports two non-GAAP financial measures: Operating Earnings and Adjusted Book Value. A non-GAAP financial measure is a numerical measure of financial performance or financial position that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying profitability drivers of our business and the impact of certain items that the Company believes will reverse from GAAP book value over time through the GAAP statements of comprehensive income. Operating Earnings and Adjusted Book Value are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.

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

•

Elimination of the non-credit impairment fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated credit losses. GAAP fair values include adjustments that are heavily affected by, and in part fluctuate with, changes in market factors such as interest rates and credit spreads, including the market’s perception of Ambac’s credit risk (“Ambac CVA”), which are not expected to result in realized gains or losses. These adjustments allow for all financial guarantee segment contracts to be accounted for consistent with the Financial Services – Insurance Topic of ASC, whether or not they are subject to derivative accounting rules.

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

•

Elimination of the gains (losses) relating to Ambac’s CVA embedded in the fair value of derivative contracts other than credit derivatives. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain or loss when realized.

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

•	Elimination of non-recurring GAAP Fresh Start reporting adjustments.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following table reconciles net income attributable to common shareholders to the non-GAAP measure, Operating Earnings, for all periods presented:

	Successor Ambac –	Predecessor Ambac –
	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
Net income attributable to common shareholders	$505.2	$3,349.0	$(256.7)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(165.9)	71.6	13.4
Effect of consolidating financial guarantee VIEs	223.7	(413.7)	25.5
Insurance intangible amortization	99.7	—	—
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	(21.0)	11.3	(13.3)
Fair value loss on derivative products from Ambac CVA	46.8	26.7	44.9
Mark-to-market gain on stand alone derivative surplus note calls	—	—	(100.7)
Fresh Start accounting adjustments	—	(2,749.7)	—

Operating Earnings	$688.5	$295.2	$(286.9)

The effects of Ambac’s emergence from bankruptcy and Fresh Start had a material impact on the comparability of Operating Earnings between the periods presented. Refer to “Results of Operations” above for discussion of the significant Fresh Start items impacting comparability of Operating Earnings. Operating Earnings for the year ended December 31, 2013 was an increase of $1,270.6 million from ($286.9) million in the year ended December 31, 2012. The variance is primarily due to the benefit in loss and loss expenses for 2013 as compared to an incurred amount in 2012, higher derivative product revenues in 2013, partially offset by lower investment income, lower net premiums earned and higher other than temporary impairment losses.

Adjusted Book Value. Adjusted Book Value eliminates the impact of certain GAAP accounting requirements and includes the addition of certain items that the Company has realized or expects to realize in the future, but that are not reported under GAAP. Adjusted Book Value is defined as Total Ambac Financial Group, Inc. stockholders’ equity (deficit) as reported under GAAP, adjusted for after-tax impact of the following:

•

Elimination of the non-credit impairment fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated credit loss. GAAP fair values include adjustments that are heavily affected by, and in part fluctuate with, changes in market factors such as interest rates and credit spreads, including Ambac’s CVA, which are not expected to result in realized gains or losses. These adjustments allow for all financial guarantee segment contracts to be accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC, whether or not they are subject to derivative accounting rules.

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

•

Elimination of the gains relating to Ambac’s CVA included in the fair value of derivative contracts other than credit derivatives. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gains when realized.

•

Addition of the value of the unearned premium reserve on financial guaranty contracts and fees on credit derivative contracts in excess of expected loss to be expensed, net of reinsurance. This adjustment represents the expected future net earned premiums and credit derivative fees, net of expected losses to be expensed, which are not reflected in GAAP equity.

•

Elimination of the unrealized gains and losses on the Company’s investments that are recorded as a component of accumulated other comprehensive income (“AOCI”). The AOCI component of the fair value adjustment on the investment portfolio may differ materially from realized gains and losses ultimately recognized by the Company based on the Company’s investment strategy. This adjustment only allows for such gains and losses in Adjusted Book Value when realized.

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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity (deficit) to the non-GAAP measure Adjusted Book Value for all periods presented:

	Successor Ambac –	Predecessor Ambac –
	December 31, 2013	December 31, 2012
Total Ambac Financial Group, Inc. stockholders’ equity (deficit)	$703.0	$(3,907.5)
Adjustments:
Non-credit impairment fair value losses on credit derivatives	72.8	167.1
Effect of consolidating financial guarantee variable interest entities	(372.7)	(146.6)
Insurance intangible asset and goodwill	(2,112.5)	—
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(48.4)	(121.9)
Net unearned premiums and fees in excess of expected losses	1,435.2	1,818.7
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	41.9	(651.3)

Adjusted Book Value	$(280.7)	$(2,841.5)

The effects of Ambac’s emergence from bankruptcy and Fresh Start had a material impact on the comparability of Adjusted Book Value prior to and after the Fresh Start Date of April 30, 2013. Refer to “Results of Operations” above for discussion of the significant Fresh Start items impacting comparability.

The Adjusted Book Value increase from December 31, 2012 to December 31, 2013 of $2,560.8 million was driven by reorganization benefits from Ambac’s emergence from bankruptcy and Operating Earnings for the year ended December 31, 2013, partially offset by reductions in unearned premiums in excess of expected losses previously recognized in Adjusted Book Value. The reductions in unearned premiums in excess of expected

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

losses recognized in Adjusted Book Value occurred due to premiums earned in 2013 and higher expected losses on certain financial guarantee contracts as of December 31, 2013.

SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES

Please refer to Note 2, “Basis of Presentation and Significant Accounting Policies” and Note 4, “Special Purpose Entities, Including Variable Interest Entities” of the Consolidated Financial Statements, located in Item 8 of this Form 10-K, for information regarding special purpose and variable interest entities.

ACCOUNTING STANDARDS

Please refer to Note 2, “Basis of Presentation and Significant Accounting Policies” of the Consolidated Financial Statements, located in Item 8 of this Form 10-K, for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.

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

Interest Rate Risk:

Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment agreements, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac and were purchased as part of Ambac’s loss remediation strategy are held for the purpose of reducing future financial guarantee claim payments. Accordingly, such securities are excluded from the company’s interest rate sensitivity measures. The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 10 to the Consolidated Financial Statements located in Item II of this Form 10-K) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2013:

Change in Interest Rates	Estimated Change in Net Fair Value	Estimated Net Fair Value
($ in millions)
300 basis point rise	$(111)	$3,427
200 basis point rise	(70)	3,468
100 basis point rise	(31)	3,507
Base scenario	—	3,538
100 basis point decline(1)	(10)	3,528
200 basis point decline(1)	(96)	3,442

(1)	Incorporates an interest rate floor of 0%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Due to the low interest rate environment as of December 31, 2013, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to the Company’s portfolios.

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

The interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The interest rate sensitivity in this portfolio has been reduced over the course of 2013 as interest rate exposure in the financial guarantee business has declined. The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the macro- hedge position would produce mark-to-market gains or losses of approximately $0.7 million for a 1 basis point parallel shift in USD swap rates up or down at December 31, 2013.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. At December 31, 2013, Ambac’s VaR, for its interest rate derivative portfolio averaged approximately $18.8 million. Ambac’s VaR ranged from a high of $28.3 million to a low of $14.8 million for the year ended December 31, 2013. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.

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

The following table summarizes the estimated change in fair values on Successor Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation credit spreads at December 31, 2013:

($ in millions) Change in Underlying Spreads	Estimated Change in Fair Value	Fair Value
250 basis point widening	$(41)	$(135)
50 basis point widening	(8)	(102)
Base scenario	—	(94)
50 basis point narrowing	8	(86)
250 basis point narrowing	26	(68)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $39.0 million reduction to the credit derivatives liability as of December 31, 2013 resulting in a 29.2% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 10 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K for further information on measurement of the credit valuation adjustment.

The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk were not significant as of December 31, 2013. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $48.4 million as of December 31, 2013.

The following table summarizes the estimated change in fair values on Successor Ambac’s credit derivative and interest rate swap liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at December 31, 2013:

Change in Ambac Credit Spreads	Estimated Change in Fair Value	Fair Value
($ in millions)
250 basis point widening	$17	$(237)
50 basis point widening	3	(251)
Base scenario	—	(254)
50 basis point narrowing	(4)	(258)
250 basis point narrowing	(20)	(274)

Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income investment securities that are guaranteed by Ambac and were purchased as part of Ambac’s loss remediation strategy are held for the purpose of reducing future financial guarantee claim payments. Accordingly, such securities are excluded from the company’s spread sensitivity measures. The following table summarizes the estimated change in fair values of Successor Ambac’s fixed income investment portfolio (excluding loss remediation positions) assuming immediate shifts in credit spreads across holdings at December 31, 2013. It is more likely that actual changes in credit spreads will vary by security.

Change in Spreads	Estimated Change in Fair Value	Fair Value
($ in millions)
250 basis point widening	$(467)	$4,481
50 basis point widening	(100)	4,848
Base scenario	—	4,948
50 basis point narrowing	99	5,047
250 basis point narrowing	488	5,436

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk:

Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK and Ambac’s consolidated VIEs. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of December 31, 2013.

($ in millions)	Change in Foreign Exchange Rates Against U.S. Dollar
	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(124.3)	$(62.1)	$62.1	$124.3

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited Ambac Financial Group, Inc.’s (the “Company” or “Ambac”) internal control over financial reporting as of December 31, 2013 (Successor Company), based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ambac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 (Successor Company), based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambac as of December 31, 2013 (Successor Company) and December 31, 2012 (Predecessor Company), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the eight month period ended December 31, 2013 (Successor Company), four month period ended April 30, 2013 (Predecessor Company) and the year ended December 31, 2012 (Predecessor Company), and our report dated March 3, 2014, expressed an unqualified opinion on those consolidated financial statements. The opinion refers to Note 1, which describes factors that raise substantial doubt about Ambac’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 (Successor Company) and December 31, 2012 (Predecessor Company), and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the eight month period ended December 31, 2013 (Successor Company), four month period ended April 30, 2013 (Predecessor Company) and the year ended December 31, 2012 (Predecessor Company). In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules in this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2013 (Successor Company) and December 31, 2012 (Predecessor Company), and the results of their operations and their cash flows for the eight-month period ended December 31, 2013 (Successor Company), four-month period ended April 30, 2013 (Predecessor Company) and year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the significant deterioration of the guaranteed portfolio has adversely impacted the financial condition of the Company’s operating subsidiary, Ambac Assurance Corporation resulting in significant regulatory oversight by the Office of the Commissioner of Insurance of the State of Wisconsin, including the rehabilitation of a segregated account of Ambac Assurance Corporation. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 2 to the consolidated financial statements, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code on November 8, 2010. The Company’s plan of reorganization became effective and the Company emerged from bankruptcy protection on April 30, 2013. In connection with their emergence from bankruptcy, the Successor Company, Ambac Financial Group, Inc. adopted fresh-start reporting in conformity with ASC Topic 852, “Reorganizations”, effective April 30, 2013. The 2013 Successor Period and the 2013 Predecessor Period are distinct reporting periods and accordingly; the Successor Company’s consolidated financial statements are not comparable to the Predecessor Company’s consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 3, 2014

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Successor Ambac	Predecessor Ambac
(Dollars in Thousands)	December 31, 2013	December 31, 2012
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,927,254 in 2013 and $4,751,824 in 2012)	$5,885,316	$5,402,395
Fixed income securities pledged as collateral, at fair value (amortized cost of $126,196 in 2013 and $265,517 in 2012)	126,223	265,779
Short-term investments, at fair value (amortized cost of $271,118 in 2013 and $661,219 in 2012)	271,119	661,658
Other investments, at fair value	241,069	100

Total investments	6,523,727	6,329,932
Cash	77,370	43,837
Receivable for securities	14,450	761
Investment income due and accrued	37,663	39,742
Premium receivables	1,453,021	1,620,621
Reinsurance recoverable on paid and unpaid losses	135,711	159,086
Deferred ceded premium	145,529	177,893
Subrogation recoverable	498,478	497,346
Deferred acquisition costs	—	199,160
Loans	6,179	9,203
Derivative assets	77,711	126,106
Insurance intangible asset	1,597,965	—
Goodwill	514,511	—
Other assets	35,927	39,715
Variable interest entity assets:
Fixed income securities, at fair value	2,475,182	2,261,294
Restricted cash	17,498	2,290
Investment income due and accrued	1,365	4,101
Loans (includes $13,398,895 and $15,359,073 at fair value)	13,398,895	15,568,711
Intangible assets	76,140	—
Other assets	19,617	5,467

Total assets	$27,106,939	$27,085,265

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Liabilities subject to compromise	$—	$1,704,904
Unearned premiums	2,255,680	2,778,401
Losses and loss expense reserve	5,968,712	6,619,486
Ceded premiums payable	85,424	94,527
Obligations under investment agreements	359,070	356,091
Obligations under investment repurchase agreements	—	5,926
Deferred taxes	2,199	1,586
Current taxes	738	96,778
Long-term debt	963,178	150,170
Accrued interest payable	294,817	228,835
Derivative liabilities	253,898	531,315
Other liabilities	67,377	102,488
Payable for securities purchased	4,654	25
Variable interest entity liabilities:
Accrued interest payable	722	3,618
Long-term debt (includes $14,091,753 and $15,200,538 at fair value)	14,091,753	15,436,008
Derivative liabilities	1,772,306	2,221,781
Other liabilities	7,989	293

Total liabilities	26,128,517	30,332,232

Stockholders’ equity (deficit):
Successor preferred stock, par value $0.01 per share; authorized shares—20,000,000; issued and outstanding shares—none at December 31, 2013	—	—
Predecessor preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none at December 31, 2012	—	—
Successor common stock, par value $0.01 per share; authorized shares—130,000,000; issued and outstanding shares—45,003,461 at December 31, 2013	450	—
Predecessor common stock, par value $0.01 per share; authorized shares—650,000,000; issued and outstanding shares—308,016,674 at December 31, 2012	—	3,080
Additional paid-in capital	185,672	2,172,027
Accumulated other comprehensive income	11,661	625,385
Retained earnings (accumulated deficit)	505,219	(6,297,264)
Successor common stock held in treasury at cost, 937 shares at December 31, 2013	(19)	—
Predecessor common stock held in treasury at cost, 5,580,657 shares at December 31, 2012	—	(410,755)

Total Ambac Financial Group, Inc. stockholders’ equity (deficit)	702,983	(3,907,527)
Noncontrolling interest	275,439	660,560

Total stockholders’ equity (deficit)	978,422	(3,246,967)

Total liabilities and stockholders’ equity (deficit)	$27,106,939	$27,085,265

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Total Comprehensive Income

	Successor Ambac	Predecessor Ambac
(Dollars in Thousands)	Period from May 1 through December 31, 2013	Period from January 1 through April 30, 2013	Year Ended December 31, 2012
Revenues:
Net premiums earned	$213,518	$130,000	$414,604
Net investment income:
Securities available-for-sale and short-term	142,866	116,371	382,902
Other investments	3,580	369	—

Total net investment income	146,446	116,740	382,902
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(47,418)	(467)	(15,659)
Portion of loss recognized in other comprehensive income	654	—	9,669

Net other-than-temporary impairment losses recognized in earnings	(46,764)	(467)	(5,990)
Net realized investment gains	4,467	53,305	72,101
Change in fair value of credit derivatives:
Realized gains and other settlements	9,778	3,444	13,713
Unrealized gains (losses)	183,091	(63,828)	(22,932)

Net change in fair value of credit derivatives	192,869	(60,384)	(9,219)
Derivative products	114,771	(33,735)	(125,004)
Net realized losses on extinguishment of debt	—	—	(177,580)
Other income	4,364	8,363	106,098
(Loss) income on variable interest entities	(48,623)	426,566	27,777

Total revenues before expenses and reorganization items	581,048	640,388	685,689

Expenses:
Losses and loss (benefit) expenses	(185,138)	(38,056)	683,630
Insurance intangible amortization	99,658	—	—
Underwriting and operating expenses	68,769	44,566	139,029
Interest expense	84,950	31,025	112,320

Total expenses before reorganization items	68,239	37,535	934,979

Pre-tax income (loss) from continuing operations before reorganization items	512,809	602,853	(249,290)
Reorganization items	493	(2,745,180)	7,215

Pre-tax income (loss) from continuing operations	512,316	3,348,033	(256,505)
Provision for income taxes	7,514	755	2,849

Net income (loss)	$504,802	$3,347,278	$(259,354)
Less: net loss attributable to the noncontrolling interest	(417)	(1,771)	(2,676)

Net income (loss) attributable to common shareholders	$505,219	$3,349,049	$(256,678)

Other comprehensive income (loss), after tax:
Net income (loss)	$504,802	$3,347,278	$(259,354)

Unrealized (loss) gain on securities, net of deferred income taxes of $0	(41,910)	175,347	166,252
Gain (loss) on foreign currency translation, net of deferred income taxes of $0	43,165	(428)	(540)
Changes to postretirement benefit, net of tax of $0	10,847	185	(3,792)

Total other comprehensive income, net of tax	12,102	175,104	161,920

Total comprehensive income (loss)	516,904	3,522,382	(97,434)
Less: comprehensive loss attributable to the noncontrolling interest:
Net loss	(417)	(1,771)	(2,676)
Currency translation adjustments	441	229	(206)

Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	516,880	3,523,924	(94,552)

Net income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders	$11.23	$11.07	$(0.85)

Net income (loss) per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$10.91	$11.07	$(0.85)

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Successor Ambac
Balance at May 1, 2013	$275,415	$—	$—	$—	$—	$—	$—	$275,415
Issuance of new equity in connection with emergence from Chapter 11	$185,000	$—	$—	$—	$450	$184,550	$—	$—

Balance at May 1, 2013	460,415	—	—	—	450	184,550	—	275,415
Total comprehensive income	516,904	505,219	11,661					24
Warrants exercised	16					16	—
Cost of shares acquired	(19)						(19)
Stock-based compensation	1,106					1,106

Balance at December 31, 2013	$978,422	$505,219	$11,661	$—	$450	$185,672	$(19)	$275,439

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Predecessor Ambac
Balance at January 1, 2013	($3,246,967)	($6,297,264)	$625,385	$—	$3,080	$2,172,027	($410,755)	$660,560
Total comprehensive income	3,522,382	3,349,049	174,875					(1,542)
Stock-based compensation	(60)	(60)
Shares issued under equity plans	60						60
Elimination of Predecessor Ambac Shareholder equity accounts and noncontrolling interest adjustment	—	2,948,275	(800,260)		(3,080)	(2,172,027)	410,695	(383,603)

Balance at April 30, 2013	$275,415	$—	$—	$—	$—	$—	$—	$275,415

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Predecessor Ambac
Balance at January 1, 2012	($3,149,533)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)	$663,442
Total comprehensive loss	(97,434)	(256,678)	162,126					(2,882)
Stock-based compensation	(664)	(664)
Shares issued under equity plans	664						664

Balance at December 31, 2012	($3,246,967)	($6,297,264)	$625,385	$—	$3,080	$2,172,027	($410,755)	$660,560

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor Ambac	Predecessor Ambac
	Period from May 1 through December 31, 2013	Period from January 1 through April 30, 2013	Year Ended December 31, 2012
(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$505,219	$3,349,049	$(256,678)
Noncontrolling interest in subsidiaries’ earnings	(417)	(1,771)	(2,676)

Net income (loss)	$504,802	$3,347,278	$(259,354)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,980	974	3,066
Amortization of bond premium and discount	(34,698)	(60,146)	(189,402)
Reorganization items	493	(2,745,180)	7,215
Share-based compensation	1,106	—	—
Deferred income taxes	619	(6)	1,586
Current income taxes	5,148	(101,188)	1,069
Deferred acquisition costs	—	14,207	24,350
Unearned premiums, net	(205,951)	(172,549)	(635,346)
Losses and loss expenses, net	(86,838)	(43,284)	(261,304)
Ceded premiums payable	(7,044)	(2,059)	(21,028)
Investment income due and accrued	298	1,781	5,586
Premium receivables	78,610	88,990	407,858
Accrued interest payable	58,046	23,953	89,276
Amortization of intangible assets	99,658	—	—
Net mark-to-market (gains) losses	(183,091)	63,828	22,932
Net realized investment gains	(4,467)	(53,305)	(72,101)
Losses on extinguishment of debt	—	—	177,580
Other-than-temporary impairment charges	46,764	467	5,990
Variable interest entity activities	48,623	(426,566)	(27,777)
Other, net	(137,150)	58,455	105,906

Net cash provided by (used in) operating activities	186,908	(4,350)	(613,898)

Cash flows from investing activities:
Proceeds from sales of bonds	942,943	311,837	592,672
Proceeds from matured bonds	613,345	310,218	1,109,468
Purchases of bonds	(2,213,116)	(286,633)	(798,740)
Proceeds from sales of other invested assets	90,067	—	—
Purchases of other invested assets	(136,986)	(164,368)	—
Change in short-term investments	455,495	(64,956)	121,413
Loans, net	1,103	1,920	9,793
Change in swap collateral receivable	7,849	(8,863)	43,635
Other, net	(8,210)	19,828	(40,261)

Net cash (used in) provided by investing activities	(247,510)	118,983	1,037,980

Cash flows from financing activities:
Paydowns of variable interest entity secured borrowing	(9,069)	(5,519)	(21,012)
Proceeds from warrant exercise	16	—	—
Payments for investment and repurchase agreement draws	(5,926)	—	(186,786)
Payments for extinguishment of long-term debt	—	—	(188,446)

Net cash used in financing activities	(14,979)	(5,519)	(396,244)

Net cash flow	(75,581)	109,114	27,838
Cash at beginning of period	152,951	43,837	15,999

Cash at end of period	$77,370	$152,951	$43,837

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,656	$102,129	$1,493
Interest on variable interest entity secured borrowing	$170	$276	$1,572
Interest on investment agreements	$2,125	$1,726	$7,264
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$15,546	$3,860	$9,141

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

1.        BACKGROUND AND BUSINESS DESCRIPTION

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. On May 1, 2013 (the “Effective Date”), Ambac emerged from Chapter 11 bankruptcy protection when the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the “Reorganization Plan”) became effective. On December 26, 2013, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order of final decree closing Ambac’s Chapter 11 case. Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the Bankruptcy Court on November 8, 2010 as a result of losses incurred since the beginning of the financial crisis in 2007.

Ambac has two reportable business segments: Financial Guarantee and Financial Services.

Ambac’s financial guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies issued by Ambac Assurance and Ambac UK guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of the Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the terms of its Auction Market Preferred Shares, and the terms of agreements entered into with the Segregated Account. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.

Ambac’s financial services business segment is conducted through its financial services subsidiaries, which provide financial and investment products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. These businesses are in active runoff, which is being effectuated by means including transaction terminations, settlements, and scheduled amortization of contracts. The Financial Services business also maintains interest rate derivatives to mitigate exposure to floating rate insured obligations in the Financial Guarantee segment.

In March 2010, Ambac Assurance established a segregated account pursuant to Wisconsin Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. The Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer as well to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The Rehabilitator is Theodore Nickel, the Commissioner of Insurance of the State of Wisconsin. Ambac Assurance is not, itself, in rehabilitation proceedings.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Following emergence from bankruptcy, Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

•

Increasing the value of its investment in Ambac Assurance by actively managing its assets and liabilities with a focus on maximizing risk-adjusted investment portfolio returns and mitigating or remediating losses on poorly performing transactions through executing policy commutations, repurchasing liabilities at a discount, pursuing recoveries of losses through litigation and the exercise of contractual and legal rights, restructuring transactions; and other means; and

•	Pursuing new financial services businesses, apart from Ambac Assurance. These new businesses may include advisory, asset servicing, asset management and/or insurance.

The execution of Ambac’s principal strategy with respect to liabilities and associated rights allocated to the Segregated Account is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies.

Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to identify or execute the acquisition or development of any new business. In addition there can be no assurance that we will be able to generate or obtain the financial and other resources that may be required to finance the acquisition or development of any new business. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative.

As a result of uncertainties associated with the aforementioned regulatory oversight, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of and for the periods ending December 31, 2013 and 2012 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Chapter 11 Reorganization of Ambac:

The Reorganization Plan reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance, the Segregated Account and OCI related to (i) the net operating loss carry forwards (“NOLs”) of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member (the “Ambac Consolidated Group”), (ii) certain tax refunds received in respect thereof and (iii) the sharing of expenses between the Company and Ambac Assurance. The terms of the Amended Plan Settlement are memorialized in that certain Mediation Agreement dated September 21, 2011 (the “Mediation Agreement”) among such parties. In accordance with the Amended Plan Settlement, the Company shall retain ownership of Ambac Assurance, and except as otherwise approved by OCI, the Company shall use its best efforts to preserve the use of NOLs as contemplated by the Amended Plan Settlement.

Pursuant to the Amended Plan Settlement, (i) the Company, Ambac Assurance and certain affiliates entered into an amended and restated tax sharing agreement (the “Amended TSA”), (ii) the Company, Ambac Assurance and certain affiliates entered into an expense sharing and cost allocation agreement (the “Cost Allocation Agreement”) and (iii) the Company, Ambac Assurance, the Segregated Account and OCI entered into an amendment of the Cooperation Agreement (the “Cooperation Agreement Amendment”).

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The Amended TSA addresses certain intercompany tax issues including, but not limited to, the allocation and use of NOLs by the Company, Ambac Assurance and their respective subsidiaries. Refer to Note 16 for further discussion of the Amended TSA.

The Cost Allocation Agreement provides for the allocation of costs and expenses among the Company, Ambac Assurance and certain affiliates. Additionally, the Cost Allocation Agreement requires Ambac Assurance to reimburse reasonable operating expenses incurred by the Company, subject to an annual $5,000 cap, which, during 2017, shall be reduced to a $4,000 per year cap, only with the approval by the Rehabilitator.

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

As provided for in the Reorganization Plan, Ambac’s Amended and Restated Certificate of Incorporation and revised Bylaws became effective on the Effective Date. Pursuant to the Amended and Restated Certificate of Incorporation of Ambac, Ambac is authorized to issue 150,000,000 shares of capital stock, consisting of 130,000,000 shares of common stock, par value $0.01 per share and 20,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Reorganization Plan and the bylaws of the reorganized Company, the Board of Directors of Ambac now consists of Ambac’s Chief Executive Officer and four other Directors. Pursuant to the Reorganization Plan, Ambac distributed 45,000,000 shares of new common stock on May 1, 2013 and distributed warrants to holders of allowed general unsecured claims and subordinated debt securities, which entitle such holders to acquire an additional 5,047,138 shares of new common stock of the Company at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. As of December 31, 2013, 6,312 warrants were exercised, resulting in an issuance of 2,524 shares of common stock. The new common stock and warrants are listed on NASDAQ and trade under the symbols “AMBC” and “AMBCW,” respectively. All such common stock and warrants were issued without registration under the Securities Act of 1933, as amended or state securities laws, in reliance on Section 1145 of the United States Bankruptcy Code. The common stock of the Company in existence prior to the Effective Date was cancelled on the Effective Date and the holders of such stock did not receive, and will not receive, any distributions under the Reorganization Plan.

Pursuant to the Mediation Agreement, Ambac Assurance transferred $30,000 (plus accrued interest) from an escrow account to Ambac on the Effective Date. Additionally, the Segregated Account issued a Junior Surplus Note in the amount of $350,000 to Ambac on the Effective Date in accordance with the Mediation Agreement. No payment of interest on or principal of a Segregated Account Junior Surplus Note may be made until all existing and future indebtedness of the Segregated Account, including Segregated Account Surplus Notes, policy claims and claims having statutory priority have been paid in full. All payments of principal and interest on Segregated Account Junior Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Junior Surplus Notes, such interest will accrue and compound annually until paid.

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

Segregated Account of Ambac Assurance Corporation

The Segregated Account is operated in accordance with a plan of operation (the “Plan of Operation”) and certain operative documents relating thereto (which include the Secured Note (defined below), the Reinsurance Agreement (defined below), the Management Services Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance (the “Management Services Agreement”), the Cost Allocation Agreement, and the Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance, as amended pursuant to the Cooperation Agreement Amendment (the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

“Cooperation Agreement”)). Pursuant to such operative documents, Ambac Assurance has entered into certain covenants for the benefit of the Segregated Account, including covenants relating to its investment policies; payments to its security holders; transactional and operational activities; information sharing; tax positions; loan repayments; loss reserving; and allocation of expenses.

Pursuant to the Plan of Operation, Ambac Assurance has allocated to the Segregated Account (1) certain policies insuring or relating to credit default swaps; (2) residential mortgage-backed securities (“RMBS”) policies; (3) certain policies insuring debt obligations backed by student loans; and (4) other policies insuring obligations with substantial projected impairments or relating to transactions which have contractual triggers based upon Ambac Assurance’s financial condition or the commencement of rehabilitation, which triggers are potentially damaging (collectively, the “Segregated Account Policies”). The policies described in (4) above include (a) certain types of securitizations, including commercial asset-backed transactions, consumer asset-backed transactions and other types of structured transactions; (b) the policies relating to Las Vegas Monorail Company; (c) policies relating to debt securities purchased by, and the debt securities issued by, Juneau Investments, LLC (“Juneau”) and Aleutian Investments, LLC (“Aleutian”), which are both finance companies owned by Ambac Assurance; (d) policies relating to leveraged lease transactions; and (e) policies relating to interest rate, basis, and/or currency swap or other swap transactions. In January 2013, Aleutian repaid its remaining debt obligations. Net par exposure as of December 31, 2013 for policies allocated to the Segregated Account is $22,243,599. Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (except with respect to recoveries arising from remediation efforts or reimbursement or collection rights), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s limited liability interests in ACP, Ambac Conduit Funding LLC, Aleutian and Juneau and (iii) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan).
Policy obligations not allocated to the Segregated Account remain in the General Account, and such policies in the General Account are not subject to and, therefore, will not be directly impacted by the Segregated Account Rehabilitation Plan (as defined below).

During the Segregated Account Rehabilitation Proceedings, the Rehabilitator controls the management of the Segregated Account and possesses ultimate decision-making authority with respect to all matters relating to the policies allocated to the Segregated Account. Ambac Assurance provides certain management and administrative services to the Segregated Account and the Rehabilitator pursuant to the Management Services Agreement, including information technology services, credit exposure management, treasury, accounting, tax, management information, risk management, loss management, internal audit services and business continuity services. Services are provided at cost, subject to mutual agreement of the Segregated Account and Ambac Assurance. Either party may terminate the Management Services Agreement for cause upon 120 days written notice (or such shorter period as the Rehabilitator may determine) and the Segregated Account may terminate without cause at any time upon at least 30 days prior notice. If the Segregated Account elects to terminate the Management Services Agreement, Ambac Assurance will not have the right to consent to the replacement services provider.

Pursuant to the Cooperation Agreement, Ambac Assurance and the Segregated Account have agreed to certain matters related to decision-making, information sharing, tax compliance and allocation of expenses (including an agreement by Ambac Assurance to reimburse the Segregated Account for specified expenses to the extent not reimbursed under the Secured Note, subject to the Minimum Surplus Amount). Ambac Assurance has made certain covenants to the Segregated Account pursuant to the Cooperation Agreement, including an agreement to not enter into any transaction involving more than $5,000 (or such higher amount as is agreed with

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

the Rehabilitator) without the Segregated Account’s prior consent (other than policy claim payments made in the ordinary course of business and investments in accordance with Ambac Assurance’s investment policy), and providing the Segregated Account with an annual operating expense budget for Ambac Assurance and its subsidiaries, as well as quarterly analyses of variances. The Cooperation Agreement also addresses Ambac Assurance’s rights in the event Ambac Assurance is no longer the management and administrative services provider to the Segregated Account as described above. The Cooperation Agreement Amendment made the Company a party to the Cooperation Agreement and provides the Rehabilitator with additional rights as described above.

In 2010, Ambac Assurance issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. Interest on the Secured Note accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. The Segregated Account has the ability to demand payment from time to time to pay claims and other liabilities. Ambac Assurance has secured its obligations under the Secured Note and the Reinsurance Agreement by granting to the Segregated Account a security interest in all of Ambac Assurance’s right, title and interest in (i) installment premiums received in respect of the Segregated Account Policies; (ii) reinsurance premiums received in respect of assumed reinsurance agreements with respect to which the liabilities of Ambac Assurance have been allocated to the Segregated Account; (iii) recoveries under third party reinsurance agreements in respect of the Segregated Account Policies; and (iv) any recoveries arising from remediation efforts or reimbursement or collection rights with respect to policies allocated to the Segregated Account. The balance of the Secured Note is $105,989 at December 31, 2013, including capitalized interest since the date of issuance. Once the Secured Note has been exhausted, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities. The Secured Note is subject to mandatory prepayment on demand in an amount equal to (i) the cash portion of claim liabilities, loss settlements, commutations and purchases of Segregated Account Policies (or related insured obligations) due and payable by the Segregated Account (“Segregated Account Policy Cash Payments”), amounts due and payable by the Segregated Account arising out of the non-policy obligations allocated thereto, and any cash interest payment and cash principal repayment under any surplus notes issued by the Segregated Account (“Segregated Account Surplus Notes”) in connection with any of the foregoing plus (ii) amounts due and payable by the Segregated Account in respect of specified administrative expenses of the Segregated Account plus (iii) other amounts directed to be paid by the Rehabilitator in conjunction with the Segregated Account Rehabilitation Proceedings, minus (iv) the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. In addition, if an event of default occurs under the Secured Note, the Segregated Account is entitled to accelerate the outstanding principal amount due under the Secured Note.

Pursuant to the Reinsurance Agreement, Ambac Assurance has agreed to pay Segregated Account Policy Cash Payments, any cash interest or principal payment under any Segregated Account Surplus Notes and other amounts directed to be paid by the Rehabilitator, minus the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. Ambac Assurance’s payment obligations under the Reinsurance Agreement attaches only after all principal under the Secured Note have been paid.

Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement are not capped. At December 31, 2013, Ambac Assurance’s surplus as regards to policyholders of $840,262 exceeds the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

that such liabilities exceed amounts available under the Secured Note and Reinsurance Agreement. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan (as defined below) and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.

Pursuant to the Secured Note and the Reinsurance Agreement, Ambac Assurance has made certain covenants to the Segregated Account, including covenants that Ambac Assurance will not, (i) without the Segregated Account’s consent (not to be unreasonably withheld), amend its investment policies if doing so would have a material adverse effect on Ambac Assurance’s ability to perform its obligations under the Secured Note, the Reinsurance Agreement and the documents relating thereto or under any other material agreement to which it is a party, (ii) without the prior approval of the OCI, directly or indirectly make any distribution to its shareholder or redeem any of its securities and, (iii) without the Segregated Account’s consent (not to be unreasonably withheld), enter into any transaction other than pursuant to the reasonable requirements of Ambac Assurance’s business and which Ambac Assurance reasonably believes are fair and reasonable terms and provisions.

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

In September 2013, the Rehabilitator submitted a request for rulings from the United States Internal Revenue Service (“IRS”) as to certain tax issues associated with potential amendments to the Segregated Account Rehabilitation Plan. Pursuant to such amendments, surplus notes would not be issued with respect to the unpaid balance of permitted policy claims, but such balance would be recorded by the Segregated Account as outstanding policy obligations which would accrue interest from the first date on which a portion of such

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

permitted policy claim is or was paid until such outstanding policy obligations are paid (any such outstanding policy obligation, including accrued interest thereon, as such obligation may be adjusted from time to time in accordance with the Segregated Account Rehabilitation Plan, guidelines or rules issued by the Rehabilitator and/or orders of the Rehabilitation Court, a “Deferred Amount”). The amendments would likely provide that interest on the unpaid portion of permitted policy claims be accrued generally at an effective rate of 5.1%, compounded annually. However, in the case of certain insured bonds, the outstanding principal balance of which is not reduced by the unpaid portion of permitted policy claims relating to principal (such bonds, “Undercollateralized Bonds”), even though a Deferred Amount is also created, the interest accruing on the Deferred Amount may be reduced by the amount of interest payable on the Undercollateralized Bonds. Absent an adjustment by the Rehabilitator, bondholders would continue to earn interest on both the full principal balance of such Undercollateralized Bonds and the Deferred Amount. In order to address this issue, the Rehabilitator is considering, in respect of those portions of unpaid permitted policy claims that relate to principal on Undercollateralized Bonds, reducing the 5.1% effective annual interest rate by the bond interest rate applicable to such Undercollateralized Bonds (adjusted from time to time in accordance with the provisions of the Segregated Account Rehabilitation Plan, but in no circumstances to less than zero). If favorable rulings are received by the Rehabilitator from the IRS, then the Rehabilitator would likely file such amendments to the Segregated Account Rehabilitation Plan. The timing and likelihood of such amendments to the Segregated Account Rehabilitation Plan are presently unclear, but such amendments could have a material impact on our accounting, financial condition and results of operations.

As more fully described in Note 18, on October 24, 2013, the Wisconsin Court of Appeals affirmed orders of the Rehabilitation Court entered in connection with the Segregated Account Rehabilitation Proceedings, thus upholding the Segregated Account Rehabilitation Plan and actions taken by OCI in formulating such plan. Certain parties have filed petitions for review of the Court of Appeals’ ruling with the Supreme Court of the State of Wisconsin.

Reclassifications:

Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation.

2.        BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Ambac’s consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Such estimates that are particularly susceptible to change in the near term are used in connection with certain fair value measurements, the evaluation of other than temporary impairments on investments, loss reserves for non-derivative insurance policies, the evaluation of the need for an impairment of goodwill or valuation allowance on the deferred tax asset, any of which individually could be material.

Reorganization:

Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance under the Reorganization Topic of the Accounting Standards Codification (the “ASC”). While the Reorganization Topic of the ASC provides specific

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

guidance for certain matters, other portions of U.S. GAAP continue to apply so long as the guidance does not conflict with the Reorganization Topic of the ASC. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise pursuant to the bankruptcy proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. For the purpose of presenting an entity’s financial condition, the financial statements for periods including and after filing the Chapter 11 petition shall distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As described below, the accompanying consolidated financial statements present Ambac’s pre-petition debt within Liabilities subject to compromise.

Under the Reorganization Topic of the ASC, the Company determined that fresh start financial statement reporting was to be applied upon our emergence from Chapter 11 because (i) the reorganization value (further described in Note 3) of the emerging entity was less than total post-petition liabilities and allowed claims, and (ii) the holders of existing voting shares immediately before the confirmation of the Reorganization Plan received less than 50% of the voting shares of the emerging entity. Specifically, fresh start reporting was applied upon confirmation of the Reorganization Plan by the Bankruptcy Court and the satisfaction of the remaining material contingencies necessary to complete implementation of the Reorganization Plan. All conditions required for the adoption of fresh start reporting were satisfied by the Company on April 30, 2013 (“Fresh Start Reporting Date”). Adopting fresh start reporting results in a new reporting entity with no beginning retained earnings or accumulated deficit. For periods after the Fresh Start Reporting Date the Company will be referred to as Successor Ambac, whereas for all periods as of and preceding the Fresh Start Reporting Date the Company will be referred to as Predecessor Ambac. Presentation of information for Successor Ambac represents the financial position and results of operations of Successor Ambac and is not comparable to our previously issued financial statements. The implementation of fresh start reporting is further described in Note 3.

Reorganization items:

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their allowable claim amounts, gain on the settlement of liabilities subject to compromise and fresh start reporting adjustments. The reorganization items in the Consolidated Statements of Total Comprehensive Income consisted of the following items:

	Successor Ambac	Predecessor Ambac
	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
U.S. Trustee fees	$33	$23	$50
Professional fees	460	4,483	7,165
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	(1,521,435)	—
Fresh start reporting adjustments	—	(1,228,251)	—

Total reorganization items	$493	($2,745,180)	$7,215

Liabilities Subject to Compromise:

In accordance with the Reorganizations Topic of the ASC, following the date Ambac filed its Chapter 11 petition, we discontinued recording interest expense on debt classified as Liabilities subject to compromise,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

which amounted to $239,468 through April 30, 2013. The stated contractual interest on debt classified as Liabilities subject to compromise amounted to $27,572 for the four months ended April 30, 2013 and $85,371 for the year ended December 31, 2012. As required by the Reorganizations Topic of the ASC, the amount of the Liabilities subject to compromise represented our estimate of known or potential pre-petition claims to be addressed in connection with the bankruptcy.

At the Effective Date, all liabilities subject to compromise were settled through the issuance of common stock or warrants to purchase common stock. As such, as of the Effective Date, no liabilities remain subject to compromise. The liabilities subject to compromise at December 31, 2012 consisted of the following:

	Predecessor Ambac – December 31, 2012
Debt obligations and accrued interest payable	$1,690,312
Other	14,592	(1)

Consolidated liabilities subject to compromise	$1,704,904

(1)	Primarily comprises an allowed general unsecured claim of $14,007 provided to Ambac’s landlord in connection with a settlement agreement relating to claims under its headquarters lease.

Ambac Unconsolidated Financial Information:

Financial information of Ambac is presented in Schedule II to this Form 10-K as of and for the years ended December 31, 2013 and 2012. Investments in subsidiaries are accounted for using the equity method of accounting.

Consolidation:

The consolidated financial statements include the accounts of Ambac and all other entities in which Ambac (directly or through its subsidiaries) has a controlling financial interest, including variable interest entities (“VIEs”) for which Ambac or an Ambac subsidiary is deemed the primary beneficiary in accordance with the Consolidation Topic of the ASC. All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. The primary beneficiary of a VIE is the party that has both the following characteristics: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. An entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE.

A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder has the power to direct the activities of a VIE that most

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

significantly impact the VIE’s economic performance, whether the variable interest holder has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE. Refer to Note 4 for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs consolidated.

Goodwill:

At the Fresh Start Reporting Date, we revalued our assets and liabilities to current estimated fair value. The excess reorganization value which could not be attributed to the fair value of specific identified tangible and intangible assets was recorded as goodwill. Pursuant to the Intangibles - Goodwill and Other Topic of the ASC, goodwill is not amortized but is subject to annual impairment testing. We test goodwill for impairment as of October 1st of each year. Goodwill is also tested more frequently if indicators of impairment exist for each reporting unit. The Company has an option to first assess qualitative factors, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is required to perform the goodwill impairment test. Alternatively, we may bypass this qualitative assessment and perform step one of the goodwill impairment test described below.

Goodwill impairment is determined using a two-step approach. In step one of the goodwill impairment test, the fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value is in excess of the carrying amount, including goodwill, the reporting unit’s goodwill is considered not to be impaired. If the carrying amount, including goodwill of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In step two of the goodwill impairment test, the implied fair value of a reporting unit’s goodwill is compared with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination and is defined as the excess of the fair value of a reporting unit over the fair value of the net assets of a reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized for the excess. If the carrying amount of goodwill is less than its implied fair value, no goodwill impairment is recognized.

Goodwill impairment testing is performed at the reporting unit level. We have identified two reporting units of Ambac: (1) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provides investment agreements, funding conduits, and interest rate swaps, principally to clients of the financial guarantee business. These reporting units are also the sole operating segments which make up the Financial Guarantee and Financial Services reportable segments, respectively, as further described in Note 19. We have assigned assets and liabilities to each reporting unit based on specific identification. In evaluating which reporting units should be assigned goodwill, we considered the sources of Ambac’s estimated enterprise value at the Fresh Start Reporting Date, as further described in Note 3. Based on that analysis, we have assigned all goodwill recorded at the Fresh Start Reporting Date to the Financial Guarantee reporting unit.

For the 2013 annual assessment, we performed step one of the goodwill impairment test for the Financial Guarantee reporting unit. We estimated the fair value of the Financial Guarantee reporting unit using a market approach, which incorporated Ambac’s market capitalization, fair value estimates of noncontrolling interests and an estimated control premium. After completing our annual impairment review for 2013, we concluded that goodwill is not impaired.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following is a summary of activity in goodwill for the Financial Guarantee reporting unit:

	Successor Ambac	Predecessor Ambac
	Period from May 1 through December 31, 2013	Period from January 1 through April 30, 2013	Period from January 1 through December 31, 2012
Beginning balance	$—	$—	$—
Goodwill recorded in connection with emergence from Chapter 11	514,511	—	—
Accumulated impairment loss	—	—	—

Ending balance	$514,511	$—	$—

Restricted Cash:

Cash that we do not have the right to use for general purposes as of reporting period end is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes consolidated variable interest entity cash restricted to fund the obligations of the consolidated VIEs.

Net Income Per Share:

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, inclusive of unsettled and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to warrants issued under the Reorganization Plan and those pursuant to stock options and non-vested restricted stock units.

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at December 31, 2013 and December 31, 2012, was 3.0% and 2.6%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2013 and December 31, 2012, was 9.6 years.

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

Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. As of December 31, 2013 and December 31, 2012, approximately 44% and 40% of the premium receivables were related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, student loan transactions and a certain asset-backed transaction, which comprised 7%, 7%, and 17% of the total premium receivables at December 31, 2013 and 7%, 9% and 12% of the total premium receivables at December 31, 2012, respectively. At December 31, 2013 and 2012, $15,262 and $118,961, respectively, of premium receivables were deemed uncollectable. A transaction that had an uncollectable premium receivable at December 31, 2012 was consolidated on April 30, 2013. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at December 31, 2013.

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

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset is established which is initially recorded as the cash amount paid. For installment premiums, a ceded installment premiums payable liability and offsetting deferred ceded premium asset are initially established in an amount equal to: i) the present value of future contractual premiums due or, ii) if the underlying insured obligation is a homogenous pool of assets which are contractually pre-payable, the present value of expected premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time as the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums.

When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Successor Ambac’s accelerated premium revenue for retired obligations for the eight months ended December 31, 2013 was $56,541. Predecessor Ambac’s accelerated premium revenue for retired obligations for the four months ended April 30, 2013 and the year ended December 31, 2012, respectively were $36,433 and $127,628. Certain

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

Loss Reserves:

The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The policy for derivative contracts is discussed in “Derivative Contracts” below. A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) unpaid claims plus the present value of expected losses over (b) the UPR for that contract. Expected losses represent projected net cash flows which are defined as the expected future claims to be paid under an insurance contract plus the impact of potential settlement outcomes upon future installment premiums, less potential recoveries. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve in subsequent periods are recorded as a loss and loss expense on the income statement. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. For those policies where the potential recovery is less than the expected future claims, the resulting net cash outflow is recorded as a “Loss and loss expense reserve” liability. For those policies where losses have been paid, but not yet recovered, the potential recovery may be greater than the expected future claims and the resulting net cash inflow is recorded as a “Subrogation recoverable” asset.

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s surveillance group to track credit migration of insured obligations from period to period and update internal classifications and credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) rating while adversely classified credits are assigned a rating of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed or student loan securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection loss mitigation efforts could cause an increase in the delinquency and potential default of the underlying obligation. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and of default related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool, and (iii) foreclosure and real estate owned disposition strategies and timelines.

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

SURVEY LIST – “Investigation of Specific Condition or Weakness Underway”

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The population of credits evaluated in Ambac’s loss reserve process are: i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits (Class I and SL) which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by Ambac’s senior risk management professionals and other senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted scenarios to determine an adjusted statistical expected loss that better reflects management’s view of a given transaction’s expected losses as well as the potential for additional remediation activities (i.e. commutations).

The second approach entails the use of cash flow based models to estimate expected losses (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of market accepted software models to develop net future claim payment estimates. We have utilized such models primarily for residential mortgage-backed and student loans exposures. In general, these models use historical performance of the collateral pools in order to then assume or derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net cash flow scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance an insured issue and/or Ambac’s ability to execute a potential settlement (i.e. commutation) of the insurance policy, including the impact on future installment premiums. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors. The methodology used to estimate the most substantial amount of the potential recovery component of expected losses is discussed in the “RMBS Representation and Warranty Subrogation Recoveries” section below.

The discount factor applied to the statistical expected loss approach is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. For the cash flow scenario approach, discount factors are applied based on a risk-free discount rate term structure and correspond to the date of each respective cash flow payment or recovery and the exposure currency. Discount factors are updated for the current risk-free rate each reporting period.

Ambac establishes loss expense reserves based on our estimate of expected net cash outflows for loss expenses, such as legal and consulting costs.

No final decision has been announced by the Rehabilitator with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Segregated Account Rehabilitation Plan, or additional orders from the Rehabilitation Court, with respect to the form, amount and timing of satisfying permitted policy claims could have a material effect on the estimation of loss reserves. See Note 1 for additional information about the Segregated Account Rehabilitation Plan.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

RMBS Representation and Warranty Subrogation Recoveries:

Ambac records subrogation recoveries as a component of its loss reserve estimate, related to securitized loans in RMBS transactions that breached certain representations and warranties described herein. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. Ambac or its counsel have engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions which exhibited exceptionally poor performance. Factors which Ambac believes to be indicative of poor performance include (i) increased levels of early payment defaults, (ii) significant numbers of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations.

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

Ambac has performed the above-mentioned, detailed examinations on a variety of second-lien and first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency, or are otherwise deemed to have the financial wherewithal to live up to their repurchase obligations. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the parent, each of these institutions has significant financial resources and may have an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would ultimately assume financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ ability to honor the obligations of the original sponsor. Certain successor financial institutions have made significant payments to certain claimants to settle breaches of representations and warranties perpetrated by sponsors that have been acquired by such financial institutions. As a result, we did not make significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review other RMBS transactions for representations and warranties breaches, and management continues to review transactions for inclusion in this effort.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Multiple probability-weighted scenarios were then developed by applying various realization factors to the estimated repurchase obligation. The realization factors in these scenarios were developed using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including, but not limited to, (i) discussions with external legal counsel and their views on ultimate settlement and/or litigation outcomes, (ii) experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates. The probability weightings are developed based on the unique facts and circumstances for each transaction. The sum of these probability-weighted scenarios represents the undiscounted subrogation recovery, which is then discounted using a factor derived from a risk-free discount rate term structure that corresponds to the date of each respective recovery. Discount factors are updated for the current risk-free rate each reporting period.

Adverse sample approach:

The adverse sample approach is used in transactions where Ambac was only given access by the sponsor to impaired loan files, meaning loans greater than 90 days past due, charged off, or in foreclosure, REO, or bankruptcy. This limitation precluded us from selecting a valid random sample from the entire loan pool. Consequently, the adverse sample approach utilized the following subsets of loans to estimate a repurchase obligation: i) loans identified as breaching representations and warranties (i.e. adverse loans) taken from a sample of impaired loans and ii) transactions identified where the underlying loans have similar attributes, including but not limited to type, vintage and composition, to loans that were included in RMBS settlements between the same sponsor and other parties, and where the transactions had substantially similar representations and warranties (i.e. “prototype transactions”). The calculation of subrogation recovery with respect to the adverse loan subset was based on the original principal balance of the loans in the adverse sample.

Multiple probability-weighted scenarios were then developed by applying various realization factors to the estimated repurchase obligations under both subsets of loans. The realization factors in these scenarios were developed using assumptions similar to those discussed in the random sample approach above, as well as an internal analysis of the RMBS settlements discussed above. The sum of these probability-weighted scenarios represents the undiscounted subrogation recovery, which is then discounted using a factor derived from a risk-free discount rate term structure that corresponds to the date of each respective recovery. Discount factors are updated for the current risk free rate each reporting period.

Intangible assets:

Insurance intangible: At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying values of our financial guarantee insurance and reinsurance contracts will continue to be reported and measured in accordance with existing accounting policies. Pursuant to the Financial Services—Insurance Topic of the ASC, the insurance intangible is to be measured on a basis consistent with the related financial guarantee insurance and reinsurance contracts. The insurance intangible asset will be amortized using a level yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts and will be applied to groups of contracts with similar characteristics. The weighted-average amortization period at Fresh Start Reporting Date was 9.4 years.

VIE intangible: Effective April 30, 2013, Ambac consolidated a VIE which had assets that included finite lived intangible assets associated with its operations. The intangible assets were recorded at their fair value on the consolidation date in the amount of $164,520 and were considered held for use.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Pursuant to the Intangible - Goodwill and Other Topic of the ASC, finite lived intangibles held for use are amortized over their useful lives. The useful lives are determined after considering the specific facts and circumstances including, contractual term of any agreement, the long-term strategy for the use of the asset and other economic factors. A VIE intangible held for use is tested for impairment if conditions exist that might indicate the carrying amount of the intangible is not recoverable and exceeds its fair value. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. If such conditions are present, a two-step impairment evaluation is performed. In the first step, a recoverability test is performed by comparing the sum of the estimated undiscounted future cash flows attributable to the intangible asset to its carrying amount. If the undiscounted cash flows are less than the carrying amount, the second step of the test is performed to measure the impairment amount, if any. In the second step, an impairment loss would be recognized to the extent the carrying amount of the intangible exceeds its fair value.

In the period an intangible asset is classified as held for sale, the asset is reported at the lower of carrying value or fair value less costs to sell, with the adjustment reported as a loss through earnings. In subsequent periods, a loss is recognized for any further reduction in fair value less cost to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. During 2013, management approved plans to sell the VIE intangible assets and such assets were reclassified as held for sale, resulting in a loss from the reduction of their carrying value to fair value less costs to sell in the eight months ended December 31, 2013. Refer to Note 4 for further discussion of the VIE intangibles and their impact on the consolidated financial statements.

Deferred Acquisition Costs:

Financial guarantee insurance costs that vary with and are primarily related to the production of business had been deferred. These costs included compensation of certain employees, premium taxes, ceding commissions payable on assumed business and certain other underwriting expenses, net of ceding commissions receivable on ceded business. Certain future costs associated with installment premium contracts, such as premium taxes and reinsurance ceding commissions, are estimated and present valued using the same assumptions used to estimate the related premiums receivable described in the “Net Premiums Earned” section above. Premium taxes and reinsurance commissions were deferred in their entirety. Ambac has not undertaken any new business since 2008; accordingly, we have not deferred any costs in the periods presented, except for changes in estimates for premiums taxes and ceding commissions. Costs associated with credit derivatives are expensed as incurred. Prior to the Fresh Start Reporting Date, deferred acquisition costs were expensed in proportion to premium revenue recognized. Amortization of deferred acquisition costs is adjusted to reflect acceleration of premium revenue due to refunding or calls and to reflect changes in the estimated lives of certain obligations. Amortization of deferred acquisition costs amounted to $6,480 and $25,465 for the four months ended April 30, 2013 and the year ended December 31, 2012, respectively. A premium deficiency exists if the sum of: (i) unearned premium, and (ii) losses and loss expense reserve, net of reinsurance and subrogation recoveries, recognized as of the balance sheet date, is less than the sum of: (i) the present value of expected loss and loss expenses, (ii) present value of future expected servicing and maintenance costs, and (iii) unamortized deferred acquisition costs. The present value of the expected loss and loss expenses and future expected servicing and maintenance costs are discounted at the rate of return on Ambac’s investment portfolio. If a premium deficiency were to exist, unamortized deferred acquisition costs would be reduced by a charge to expense and a liability would be established for any remaining deficiency. The remaining deferred costs at the Fresh Start Reporting Date were reduced to their fair value of zero; refer to Note 3 for further discussion of fresh start reporting.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Investments:

The Investments - Debt and Equity Securities Topic of the ASC requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac’s non-VIE investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by the Investments - Debt and Equity Securities Topic of the ASC. Available-for-sale securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income in Stockholders’ Equity and computed using amortized cost as the basis. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the remaining term of the securities. For securities that are not structured securities with a large underlying pool of homogenous loans, such as corporate and municipal bonds, premiums and discounts are amortized or accreted over the remaining term of the securities even if they are callable. Premiums and discounts on mortgage-backed and asset-backed securities are adjusted for the effects of actual and anticipated prepayments on a retrospective basis.

Beginning in 2013, Ambac’s investment portfolio also included equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities. Equity interests in pooled funds organized as limited liability companies are recorded under the fair value option. Investments classified either as trading or fair value option securities are reported as Other investments on the Consolidated Balance Sheet at fair value with changes in fair value reported through Net investment income on the Statement of Comprehensive Income. The majority of such investments are accumulating funds, meaning that regular distributions of earnings are not anticipated but will be reflected in the Net Asset Value reported by the respective fund managers. Investments in pooled funds have been classified as trading or fair value option securities so that any undistributed earnings of the funds may be reflected in Net investment income as they occur.

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

VIE investments in fixed income securities are carried at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC Topic 825. For additional information about VIE investments, including fair value by asset-type, see Note 4.

Ambac has a formal impairment review process for available for sale securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible impairment that is other than temporary in accordance with the Investments - Debt and Equity Securities Topic of the ASC. Factors considered when assessing impairment include: (i) fair values that have declined by 20% or more below amortized cost; (ii) market values that have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor, as applicable, and an analysis of projected defaults on the underlying collateral; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the fair value of a particular investment is temporary, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income in Stockholders’ Equity on our

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Consolidated Balance Sheets. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the credit impairment loss is recognized in earnings, and the other-than-temporary amount related to all other factors is recognized in other comprehensive income. For fixed income securities that have other-than-temporary impairments in a period, the previous amortized cost of the security less the amount of the other-than-temporary impairment recorded through earnings, becomes the investment’s new cost basis. Ambac accretes the new cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security.

The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the effects of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated fair value of Ambac claim payments. The Segregated Account has been making interim cash payments in amounts equal to 25% of permitted Segregated Account policy claims since September 2012 (plus, in certain cases, Supplemental Payments as described in Note 1). No final decision has been announced by the Rehabilitator with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Segregated Account Rehabilitation Plan, or additional orders from the Rehabilitation Court, with respect to the form, amount and timing of satisfying permitted policy claims could have a material effect on the recognition of other-than-temporary impairment for, and the fair value of, Ambac-wrapped securities. See Note 1 for additional information about the Segregated Account Rehabilitation Plan.

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

Derivative Contracts:

The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. Derivatives for trading include credit derivatives issued as a form of financial guarantee, interest rate and currency swaps, and futures contracts. None of Ambac’s derivative contracts were designated as hedges under the Derivatives and Hedging Topic of the ASC. Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under the Derivatives and Hedging Topic of the ASC. Changes in fair value of credit derivatives are recorded in Net change in fair value of credit derivatives on the Consolidated Statements of Total Comprehensive Income. Ambac provided interest rate and currency swaps principally to states, municipalities and their authorities and asset-backed issuers in connection with their financings. In 2012, Ambac terminated its remaining currency swap transactions. Changes in fair value of interest rate and currency swaps are recorded in Derivative product revenue on the Consolidated Statements of Total Comprehensive Income. VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. Changes in fair value of consolidated VIE derivatives are included within (Loss) income

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

on variable interest entities on the Consolidated Statements of Total Comprehensive Income. The Company had certain options to repurchase Ambac Assurance’s surplus notes at a discount to par value which were required to be accounted for as stand-alone derivatives. Changes in fair value of these options, which were exercised in June 2012, were recorded in Other income on the Consolidated Statements of Total Comprehensive Loss.

All derivatives are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Ambac has determined that the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Refer to Note 12 for further discussion of the Company’s use of derivative instruments and their impact of the consolidated financial statements. Refer to Note 10 for further description of the methodologies used to determine the fair value of derivative contracts, including model inputs and assumptions where applicable.

Loans:

Loans are reported at either their outstanding principal balances or at fair value. For loans reported at their outstanding principal balances (non-VIE loans), interest income is accrued on the unpaid principal balance. A loan is considered impaired when, based on the financial condition of the borrower, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. Loan collectability is monitored by Ambac’s surveillance group. Loans held by VIEs consolidated as required under the Consolidation Topic of the ASC are primarily carried at fair value, with changes in fair value recorded through earnings as part of (Loss) income on variable interest entities.

Obligations under Investment Agreements and Investment Repurchase Agreements:

Ambac provides investment agreements principally to asset-backed and structured finance issuers, states, municipalities and municipal authorities, whereby Ambac agrees to pay an agreed-upon rate of interest based on funds deposited. Proceeds from these investment agreement and investment repurchase agreement obligations are used to invest in fixed income investments. Interest income from these investments is included in Net investment income.

Obligations under investment agreements are reported as liabilities on the Consolidated Balance Sheets at their (i) principal value less unamortized discount for Predecessor Ambac and (ii) at their fair value at Fresh Start Date less unamortized discount for Successor Ambac. The carrying value of these obligations is adjusted for principal paid and interest credited to the account. Interest expense is computed based upon daily outstanding liability balances at rates and periods specified in the agreements adjusted for accretion of discount.

Subject to a negotiation among the parties, investment agreements may be settled for an amount different than the carrying value of the obligation. Any difference between the settlement payment and carrying value of the terminated investment agreement obligation is reported in Net realized losses on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income.

Income Taxes:

Ambac files a consolidated U.S. Federal income tax return with its subsidiaries. Ambac UK files tax returns in both the United Kingdom and Italy (for its Milan branch). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Ambac evaluates our deferred income taxes quarterly to determine if valuation allowances are required. The Income Taxes Topic of the ASC requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a ‘more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

The Income Taxes Topic of the ASC provides a framework to determine the appropriate level of tax reserves for uncertain tax positions. This framework prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Ambac also accrues interest and penalties related to these unrecognized tax benefits in the provision for income taxes.

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

Stock Compensation Plan:

The Ambac 2013 Incentive Compensation Plan (the “Equity Plan”) provides for the granting of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are valued or determined by reference to the common stock to employees and directors. A maximum of 4,000,000 common shares may be used for awards, of which 3,779,146 common shares were available for future grant under the Equity Plan at December 31, 2013.

Ambac recognizes compensation costs for all equity classified awards granted at fair value with an estimation of forfeitures for all unvested shares. The share-based awards only require future service and accordingly the respective fair value is amortized over the relevant service period.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Foreign Currency:

Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the ASC. Functional currency assets and liabilities of Ambac’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments are included as a component of Accumulated other comprehensive income, net of any related taxes in Stockholders’ deficit. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates.

Foreign currency transaction gains and losses arising from sales of foreign denominated investment securities are reflected in Net realized investment gains. Foreign currency transaction gains and losses arising from cash denominated in non-functional currencies as well as the re-measurement of non-functional currency premium receivables are reflected in Other income. The Consolidated Statements of Total Comprehensive Income include pre-tax (losses) gains from such foreign exchange items of $(12,372) for the eight months ended December 31, 2013, $8,694 for the four months ended April 30, 2013 and $(7,894) for the year ended December 31, 2012.

Recently Adopted and Recently Issued Accounting Standards:

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

3.        FRESH START FINANCIAL STATEMENT REPORTING

Below is a discussion of key principles and assumptions used in the implementation of fresh start financial statement reporting (“Fresh Start”) as a result of the Company’s emergence from Chapter 11.

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

The net cash flows used in the valuation analysis include income relating to, but not limited to, interest and principal on notes receivable; interest receipts on invested assets; reimbursement from Ambac Assurance for operating expenses; tolling payments and the upfront cash payment from Ambac Assurance, which are outlined in the Mediation Agreement and further described below. Expenses include operating expenses; intercompany settlements and tax payments. In addition, the long-term financial projections include value from junior surplus notes issued to Ambac by the Segregated Account, excess net operating tax losses (the “NOL Valuation”) and a residual equity dividend from Ambac Assurance.

For the purposes of estimating Ambac’s enterprise value, the following assumptions were made in accordance with the terms of the Mediation Agreement and the Reorganization Plan with respect to future consideration to be received by Ambac from Ambac Assurance or the Segregated Account: :

(i)	$5,000 per annum reimbursement for operating expenses through March 2017;

(ii)

Tolling payments on NOLs according to the tranches and tolling rates, as outlined in the Reorganization Plan. In conjunction with the Reorganization Plan, Ambac and Ambac Assurance entered into the Amended TSA, which provides that certain NOLs (“Allocated NOL Amount”) generated by Ambac’s affiliated group (including Ambac Assurance) for federal tax purposes on or prior to September 30, 2011 (the “Determination Date”) shall be available for use by the Ambac Assurance Subgroup subject to certain NOL tolling payments by Ambac Assurance to Ambac. Ambac Assurance Subgroup is defined as Ambac Assurance and any direct or indirect subsidiary of Ambac Assurance that would be treated as an includable corporation of an affiliated group of corporations under the Internal Revenue Code. The Allocated NOL Amount is $3.65 billion which may be subject to change from future audit adjustments. Under the terms of the Amended TSA, the Ambac Assurance Subgroup may utilize the Allocated NOL Amount in exchange for tolling payments that are calculated based on the amount of notional federal tax liability that would have been imposed on the Ambac Assurance Subgroup if such NOLs were not available for its use. The tolling payments due from Ambac Assurance to Ambac for the use of the Allocated NOL are determined as a percentage of this notional federal tax liability as follows: a) the first $0.479 billion of Allocated NOL – 15%, b) the next

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

$1.057 billion of Allocated NOL – 40%, c) the next $1.057 billion of Allocated NOL – 10%, d) the next $1.057 billion of Allocated NOL – 15%.

The Amended TSA also provides for tolling payments from Ambac Assurance to Ambac for the use of NOLs to determine the Ambac Assurance Subgroup’s alternative minimum tax (“AMT”) liability using a similar schedule for the use of the Allocated NOL Amount. However the tolling payments for the use of NOLs for AMT purposes shall be subject to certain credits that may be used to offset the amounts due from Ambac Assurance for the use of such AMT NOLs under the Amended TSA. These credits may be carried forward into future taxable periods to offset future payment under the Amended TSA, which may not exceed, in the aggregate, $60 million.

The estimated NOL tolling payments utilized in Ambac’s enterprise value were estimated based on financial projections of the Ambac Assurance Subgroup’s taxable income;

(iii)	$30,000 in upfront cash, which Ambac Assurance can apply as a credit for up to $15,000 of future tolling payments;

(iv)	$350,000 of junior surplus notes, assumed to accrue interest at a rate of 5.1% per annum and to be paid down in 2045; and

(v)	following March 2017, an additional $4,000 per annum reimbursement for operating expenses (the “Additional Opex Subsidy”). There is uncertainty as to whether or not the Additional Opex Subsidy will be approved by the Rehabilitator and, if approved, for what period of time it would be in effect.

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

Dividends and other expected cash flows from Ambac Assurance are highly contingent upon the financial performance of Ambac Assurance. Ambac Assurance’s financial performance is sensitive to a number of key variables, including: (i) loss estimates and loss experience; (ii) remediation and recoveries; (iii) additional value creation initiatives; (iv) the form of the Segregated Account Rehabilitation Plan, including the treatment of Segregated Account claims; (v) investment portfolio yield and mix, including intercompany loan repayment assumptions; (vi) installment premiums and operating expenses; and (vii) value, if any, received from Ambac UK and Everspan.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

In accordance with Fresh Start, the Company adjusted the historical carrying values of its assets, liabilities and noncontrolling interests to fair value, with the exception of deferred taxes and liabilities associated with post-retirement benefits, which were recorded in accordance with the Income Taxes and Compensation Topics of the ASC, respectively. The sum of the enterprise value, the adjusted value of liabilities and the adjusted value of noncontrolling interests equals the Company’s reorganization value, which approximates the fair value of the Company’s assets. Management also evaluated, in accordance with the Business Combinations Topic of the ASC, whether there are other identifiable intangible assets to be recognized separately from goodwill and determined that no other identifiable intangible assets of a material nature, except for the insurance intangible asset related to financial guarantees, should be recognized as part of Fresh Start. The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets of the emerging company was recorded as goodwill. The reorganization value approximates the amount a willing buyer would pay for the assets of the entity, before considering liabilities or noncontrolling interests, immediately after restructuring.

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

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Reorganized Condensed Consolidated Balance Sheet:

The implementation of the Reorganization Plan and the adoption of Fresh Start in the Company’s condensed consolidated balance sheet as of the Fresh Start Reporting Date are as follows:

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Reorganized Condensed Consolidated Balance Sheet

As of April 30, 2013

	Predecessor Ambac	Reorganization Item Adjustments		Fresh Start Adjustments		Successor Ambac
(Dollars in Thousands)	(Unaudited)	(Unaudited)		(Unaudited)		(Unaudited)
Assets:
Investments	$6,457,264	$—		$—		$6,457,264
Cash	254,851	(101,900	)(A)			152,951
Receivable for securities sold	682					682
Investment income due and accrued	37,961					37,961
Premium receivables	1,531,631					1,531,631
Reinsurance recoverable on paid and unpaid losses	151,311					151,311
Deferred ceded premium	166,212					166,212
Subrogation recoverable	533,673					533,673
Deferred acquisition costs	184,953			(184,953	)(C)	—
Loans	8,857			(1,575	)(C)	7,282
Derivative assets	121,643					121,643
Current taxes	—	4,410	(A)			4,410
Insurance intangible asset	—			1,658,972	(C)	1,658,972
Goodwill	—			514,511	(C)	514,511
Other assets	54,821					54,821
Variable interest entity assets:
Fixed income securities, at fair value	2,500,565					2,500,565
Restricted cash	24,150					24,150
Investment income due and accrued	4,851					4,851
Loans	14,758,077			(6,024	)(C)	14,752,053
Intangible assets	164,520					164,520
Other assets	13,972					13,972

Total assets	$26,969,994	$(97,490)		$1,980,931		$28,853,435

Liabilities and Stockholders’ Equity:
Liabilities:
Liabilities subject to compromise	$1,704,641	$(1,704,641	)(B)	$—		$—
Unearned premiums	2,482,314					2,482,314
Losses and loss expense reserve	6,106,345					6,106,345
Ceded premiums payable	92,468					92,468
Obligations under investment agreements	357,373			1,505	(C)	358,878
Obligations under investment repurchase agreements	5,926					5,926
Deferred taxes	1,580					1,580
Current taxes	97,490	(97,490	)(A)			—
Long-term debt	155,271	(973	)(B)	786,015	(C)	940,313
Accrued interest payable	252,788	(821	)(B)	(18,091	)(C)	233,876
Derivative liabilities	621,645					621,645
Other liabilities	88,908			1,837	(C)	90,745
Payable for securities purchased	27					27
Variable interest entity liabilities:
Accrued interest payable	4,318					4,318
Long-term debt	15,041,624			(18,586	)(C)	15,023,038
Derivative liabilities	2,425,517					2,425,517
Other liabilities	6,030					6,030

Total liabilities	$29,444,265	$(1,803,925)		$752,680		$28,393,020

Stockholders’ (deficit) equity:
Preferred stock	$—	$—		$—		$—
Common stock—Predecessor Ambac	3,080			(3,080	)(D)	—
Common stock—Successor Ambac	—	450	(B)			450
Additional paid-in capital—Predecessor Ambac	2,172,027			(2,172,027	)(D)	—
Additional paid-in capital—Successor Ambac	—	184,550	(B)	—		184,550
Accumulated other comprehensive income	800,260			(800,260	)(D)	—
Accumulated deficit	(5,697,961)	1,521,435	(B)	4,176,526	(C)(D)	—
Common stock held in treasury at cost	(410,695)			410,695	(D)	—

Total Ambac Financial Group, Inc. stockholders’ (deficit) equity	(3,133,289)	1,706,435		1,611,854		185,000
Noncontrolling interest	659,018			(383,603	)(D)	275,415

Total stockholders’ (deficit) equity	(2,474,271)	1,706,435		1,228,251		460,415

Total liabilities and stockholders’ (deficit) equity	$26,969,994	$(97,490)		$1,980,931		$28,853,435

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Reorganization Item Adjustments:

Items shown in the Reorganization Items column of the Reorganized Condensed Consolidated Balance Sheet above represent amounts recorded for the implementation of the Reorganization Plan on the Effective Date as described below:

(A)	Reflects the cash payment of $101,900 to the IRS under a settlement with the IRS on the Fresh Start Reporting Date pursuant to the Reorganization Plan.

(B)	Reflects the discharge of liabilities subject to the Reorganization Plan, issuance of 45,000,000 and 5,047,138 shares of Successor Ambac common stock and warrants, respectively, to certain claim holders, resulting in a pre-tax gain of $1,521,435 on extinguishment of obligations pursuant to the Reorganization Plan. The following reflects the calculation of the pre-tax gain, which was recorded as a Reorganization item on Predecessor Ambac’s Consolidated Statements of Total Comprehensive Income:

Liabilities subject to compromise	$1,704,641
Long-term debt	973	(1)
Accrued interest payable	821	(1)

Total debt discharged	1,706,435
Less: Successor Ambac common stock	(450	)(2)
Successor Ambac additional paid-in capital	(184,550	)(2)

Pre-tax gain from cancellation and satisfaction of Predecessor Ambac debt	$1,521,435

(1)	Represents the proportional reduction in the carrying value of long-term debt and associated accrued interest payable upon the discharge of $8,043 par value of Segregated Account junior surplus notes that were issued to a pre-petition creditor, One State Street, LLC (“OSS”). Pursuant to a settlement agreement (the “OSS Settlement Agreement”) to terminate the Company’s office lease with OSS and to settle all claims among the parties, the outstanding principal amount of the Segregated Account junior surplus notes issued to OSS were reduced based on the value of distribution that OSS received on account of its allowed claim in Ambac’s bankruptcy case. Refer to Note 14 for additional information on the OSS Settlement Agreement.

(2)	Warrants issued in connection with the Reorganization Plan are classified as equity and initially measured at fair value. The enterprise value of $185,000 is allocated between common stock and warrants based on their relative fair values as quoted on the Effective Date. Successor Ambac common stock of $450 represents the par value of 45,000,000 shares of common stock issued at $0.01 per share. Included in the Successor Ambac additional paid-in capital of $184,550, $11,437 was allocated to 5,047,138 warrants at their initial fair value, with the remaining $173,113 additional paid-in capital attributable to common stock.

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

•

Loans—The fair value adjustment for this line item relates to non-VIE loans that have historically been reported at their outstanding principal balance. Refer to Note 10 for a discussion of the valuation methodology used to estimate fair value for each of these financial instruments. Subsequent to the Fresh Start Reporting Date, the fair value discounts are accretable to interest income using the effective interest method over the remaining lives of the loans. Fair value as of April 30, 2013 was calculated using a discounted cash flow approach. As of April 30, 2013, the loans had a principal-weighted average life of 6.81 years and coupon of 5.01%. Discount rates used to determine the fair value of the loans at April 30, 2013 were consistent with the credit quality of the borrowers and had a weighted average of 9.71%.

•

Insurance intangible asset—Pursuant to the business combinations guidance for insurance entities in the Financial Services—Insurance Topic of the ASC, Successor Ambac accounted for the insurance and reinsurance assets and liabilities acquired as new contracts, and measured them at fair value in two components as follows:

a.	Insurance and reinsurance assets and liabilities measured in accordance with Successor Ambac’s accounting policies for insurance and reinsurance contracts that it issues or holds, as further described in Note 2. These insurance and reinsurance assets and liabilities primarily comprise premium receivables, reinsurance recoverable on paid and unpaid losses, deferred ceded premium, subrogation recoverable, losses and loss expense reserve, unearned premiums and ceded premiums payable; and

b.	An insurance intangible asset representing the difference between: 1) the fair value of the contractual insurance and reinsurance assets acquired and liabilities assumed and 2) the amounts described in (a) above. Refer to Note 2 for the subsequent accounting treatment of the insurance intangible asset.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The significant differences between the measurement methods used for fair value and Successor Ambac’s accounting policies for insurance and reinsurance contracts which impact the magnitude of the insurance intangible asset are as follows:

Measurement input	Fair value methodology (Refer to Note 10)	Successor Ambac accounting policy (Refer to Note 2)
Cash flows	All projected cash flows to be paid and/or received under the insurance contract are based on management’s expectations of how a market participant would make such estimates.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

•

Goodwill—This amount represents the excess of the reorganization value over the fair value of identified tangible and intangible assets of the emerging company. Changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in assumptions, could significantly impact the amount of recorded goodwill. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Please refer to the above table located immediately prior to the Reorganized Condensed Consolidated Balance Sheet which indicates how goodwill was determined. Refer to Note 2 for the subsequent accounting treatment of goodwill.

•

VIE loans and long-term debt—The portion of VIE loans and long-term debt that had not been carried at fair value have been adjusted to fair value for fresh start reporting. Refer to Note 10 for a discussion of the valuation methodology used to estimate fair value for VIE assets and liabilities. Subsequent to the Fresh Start Reporting Date, we have elected to continue accounting for these VIEs at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments—Equity Method and Joint Ventures Topic of the ASC. As a result, subsequent changes to fair value will be recorded as (Loss) income on variable interest entities on the Statements of Total Comprehensive Income. Valuation of the long-term debt not previously reported at fair value was determined from third-party quotes. The related VIE loans were valued at April 30, 2013 using a discounted cash flow approach with a discount rate of 5.7%, consistent with the rate implied from the fair value of the VIE’s debt.

•

Obligations under investment agreements—These instruments have previously been reported at their principal value less unamortized discount. We have adjusted these items to fair value for fresh start reporting. Refer to Note 10 for a discussion of the valuation methodology used to estimate fair value for obligations under investment agreements and investment repurchase agreements. The fair value discounts and premiums to principal will be amortized into interest expense using the effective interest method over the lives of the respective contracts. Fair values were determined using discounted cash flows at April 30, 2013. Valuation of collateralized obligations represents projected cash flows discounted at LIBOR. Valuation of uncollateralized obligations were discounted using a weighted average discount rate of 9.4% consistent with the credit adjusted discount rate of Ambac Assurance, which provides a financial guarantee for all investment and repurchase agreements.

•

Long-term debt and accrued interest payable—All debt liabilities subject to the Reorganization Plan were discharged. The remaining long-term debt is primarily related to surplus notes and junior surplus notes issued by Ambac Assurance and the Segregated Account, which were carried at their face value less unamortized discount. The notes have been adjusted to estimated fair value for fresh start reporting. Refer to Note 10 for a discussion of the valuation methodology used to estimate fair value. The fair value discount will be amortized into interest expense using the effective interest method over the lives of the respective debt. Surplus notes issued in June 2010 were valued at April 30, 2013 using a discounted cash flow approach corroborated by third party quotes. Internally estimated cash flows were discounted at 10.6%. To the extent that the remaining surplus notes rank pari passu with the June 2010 notes, valuations were determined using projected cash flows discounted at the same 10.6%. Junior surplus notes which cannot be paid until all principal and interest is paid on the other surplus notes were valued with projected cash flows discounted at 16.6%. In all cases, projected cash flows assumed full and timely payment under the respective contracts commencing with the next scheduled interest payments date in June 2014.

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

(D)	Reflects the cancellation of Predecessor Ambac equity accounts attributable to its common shareholders and the fair value adjustment of noncontrolling interests, as follows:

Common stock	$(3,080)
Additional paid-in-capital	(2,172,027)
Accumulated other comprehensive income	(800,260)
Accumulated deficit	2,948,275
Common stock held in treasury at cost	410,695
Noncontrolling interest fair value adjustment	(383,603	)(1)

Net adjustment	$—

(1)	Non-controlling interest is primarily related to Ambac Assurance preferred stock issued to third parties. Non-controlling interest was adjusted to fair value based on current quotes from market sources. Noncontrolling interest is a component of equity and as a result, the fair value adjustment is a permanent item that will not be accreted into income.

4.        SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES

Ambac, through its subsidiaries, has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. In 2011, Ambac Assurance entered into a secured borrowing transaction under which two VIEs were created for the purpose of re-securitizing certain invested assets and collateralizing the borrowing. These VIEs are consolidated because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guarantees the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction was $0 and $14,588 as of December 31, 2013 and December 31, 2012, respectively. The debt represented the senior-most tranche of the securitization structure and was repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance. Such securities had a fair value of $240,150 and $201,329 as of December 31, 2013 and December 31, 2012, respectively. Refer to Note 11-Investments for further discussion of the restrictions on these securities.

Financial Guarantees:

Ambac’s subsidiaries provide financial guarantees in respect of assets held or debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

insurance or credit derivative contract. The transaction structures provide certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the debt obligations guaranteed), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the debt obligations that have been guaranteed by Ambac’s subsidiaries. In the case of first loss, the financial guarantee insurance policy or credit derivative contract only covers a senior layer of losses on assets held or debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the asset seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the securitized assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such excess cash flow is applied to redeem debt, thus creating over-collateralization. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, Ambac will obtain certain loss remediation rights. These rights may enable Ambac to direct the activities of the entity that most significantly impact the entity’s economic performance.

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

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac Assurance’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 10 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At December 31, 2013 and December 31, 2012 the fair value of these entities is $13,384 and $14,557, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Since their inception, there have been 15 individual transactions with these entities, of which 3 transactions were outstanding as of December 31, 2013. Total principal amount of debt outstanding was $461,355 and $466,938 at December 31, 2013 and December 31, 2012, respectively. In each case, Ambac sold assets to these entities. The assets are composed of utility obligations with a weighted average rating of BBB at December 31, 2013 and weighted average life of 7.8 years. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of December 31, 2013 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during 2013 or 2012. Successor Ambac earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $78 the eight months ended December 31, 2013. Predecessor Ambac earned premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $40 and $398 for the four months ended April 30, 2013 and the year ended December 31, 2012, respectively.

Ambac was not presented with claims on insurance policies issued to these entities during 2013 or 2012. Successor Ambac received recoveries of $2,747 for the eight months ended December 31, 2013 in respect of previously paid claims. Predecessor Ambac received recoveries of $1,455 and $14,691 for the four months ended April 30, 2013 and the year ended December 31, 2012, respectively, in respect of previously paid claims.

Successor Ambac also earned fees for providing other services amounting to $7 for the eight months ended December 31, 2013. Predecessor Ambac earned fees for providing other services amounting to $3 and $37 for the four months ended April 30, 2013, and the year ended December 31, 2012, respectively.

Derivative contracts are provided by Ambac Financial Services (“AFS”), Ambac’s derivative products subsidiary, to these entities. Ambac accounts for these contracts on a trade date basis at fair value. Successor Ambac received $2,372 for the eight months ended December 31, 2013 under these derivative contracts. Predecessor Ambac paid $93 for four months ended April 30, 2013 and received $7,356 for the year ended December 31, 2012, respectively, under these derivative contracts.

Consolidation of VIEs:

Upon initial consolidation of a VIE, we recognize a gain or loss in earnings for the difference between: (i) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and (ii) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a VIE, we recognize a gain or loss for the difference between: (i) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and (ii) the carrying amount of the VIE’s

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within (Loss) income on variable interest entities.

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

As of December 31, 2013 consolidated VIE assets and liabilities relating to 18 consolidated entities were $15,988,697 and $15,872,770, respectively. As of December 31, 2012, consolidated VIE assets and liabilities relating to 18 consolidated entities were $17,841,863 and $17,661,700, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.

The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of December 31, 2013 and December 31, 2012:

	Successor Ambac	Predecessor Ambac
	December 31, 2013	December 31, 2012
Investments:
Corporate obligations	$2,475,182	$2,261,294

Total variable interest entity assets: Fixed income securities	$2,475,182	$2,261,294

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of December 31, 2013 and December 31, 2012:

	Estimated fair value	Unpaid principal balance
Successor Ambac–December 31, 2013:
Loans	$13,398,895	$12,226,481
Long-term debt	$14,091,753	$14,251,771
Predecessor Ambac–December 31, 2012:
Loans	$15,359,073	$13,995,141
Long-term debt	$15,200,538	$15,460,530

Effective April 30, 2013, Ambac was required to consolidate an additional VIE which resulted in a gain of $385,291 reported in Predecessor Ambac earnings. The assets of this VIE consist primarily of identified intangible assets associated with its subsidiaries’ operations. The intangible assets recorded at fair value upon consolidation on April 30, 2013 were $164,520 and were considered held for use. The intangible assets were being amortized over their estimated useful lives resulting in a weighted-average amortization period at the consolidation date of 16 years. Amortization expense for intangible assets for the eight months ended December 31, 2013 was $5,015, and is included in (Loss) income on variable interest entities on the Consolidated Statements of Total Comprehensive Income. During 2013, management approved plans to sell the VIE intangible assets. Such assets were reclassified as held for sale and their carrying value was reduced to fair value less costs to sell of $76,140 as of December 31, 2013. The reduction to the intangible asset carrying value resulted in a loss of $83,365, which is included in (Loss) income on variable interest entities for the eight months ended December 31, 2013. The fair value of these intangible assets at December 31, 2013 is based on market information specific to these assets and is considered a Level 2 measurement under the Fair Value Measurement Topic of the ASC.

During the fourth quarter of 2013, Ambac deconsolidated a separate VIE, resulting in a loss of $15,273 reported in (Loss) income on variable interest entitles for the eight months ended December 31, 2013.

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of December 31, 2013 and December 31, 2012:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
Successor Ambac–December 31, 2013:
Global Structured Finance:
Collateralized debt obligations	$2,092,072	$3,867	$7,119	$10,092
Mortgage-backed—residential	19,231,335	581,498	3,890,937	—
Other consumer asset-backed	5,425,583	68,511	992,177	—
Other commercial asset-backed	7,237,953	429,559	559,600	39,916
Other	4,347,287	113,468	608,213	4,312

Total Global Structured Finance	38,334,230	1,196,903	6,058,046	54,320
Global Public Finance	35,732,858	531,519	604,339	27,112

Total	$74,067,088	$1,728,422	$6,662,385	$81,432

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
Predecessor Ambac–December 31, 2012:
Global Structured Finance:
Collateralized debt obligations	$10,176,522	$9,673	$13,328	$113,057
Mortgage-backed—residential	24,008,616	603,867	3,969,336	—
Mortgage-backed—commercial	643,387	—	—	2,418
Other consumer asset-backed	5,895,377	101,494	1,042,522	45,610
Other commercial asset-backed	10,192,858	451,048	1,215,074	7,293
Other	5,505,007	132,004	590,017	4,393

Total Global Structured Finance	56,421,767	1,298,086	6,830,277	172,771
Global Public Finance	37,096,228	542,179	633,358	28,663

Total	$93,517,995	$1,840,265	$7,463,635	$201,434

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represent the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

5.         COMPREHENSIVE INCOME

The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available-for- Sale Securities(1)	Changes to Postretirement Benefit(1)	Gain (Loss) on Foreign Currency Translation(1)	Total
Successor Ambac	Eight months ended December 31, 2013	Eight months ended December 31, 2013	Eight months ended December 31, 2013	Eight months ended December 31, 2013
Beginning Balance	$—	$—	$—	$—

Other comprehensive income before reclassifications	(85,641)	10,847	42,724	(32,070)
Amounts reclassified from accumulated other comprehensive income	43,731	—	—	43,731

Net current period other comprehensive income	(41,910)	10,847	42,724	11,661

Balance at December 31, 2013	$(41,910)	$10,847	$42,724	$11,661

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Unrealized Gains (Losses) on Available- for-Sale Securities(1)	Changes to Postretirement Benefit(1)	Gain (Loss) on Foreign Currency Translation(1)	Total
Predecessor Ambac	Four months ended April 30, 2013	Four months ended April 30, 2013	Four months ended April 30, 2013	Four months ended April 30, 2013
Beginning Balance	$651,272	$(5,860)	$(20,027)	$625,385

Other comprehensive income before reclassifications	188,212	—	(657)	187,555
Amounts reclassified from accumulated other comprehensive income	(12,865)	185	—	(12,680)
Elimination of Predecessor Ambac Shareholder Equity Accounts(2)	(826,619)	5,675	20,684	(800,260)

Net current period other comprehensive income	(651,272)	5,860	20,027	(625,385)

Balance at April 30, 2013	$—	$—	$—	$—

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.
(2)	See Note 3, Fresh Start Financial Statement Reporting, for additional information.

The following table details the significant amounts reclassed from each component of accumulated other comprehensive income for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income(1)
Details about Accumulated Other Comprehensive Income Components	Successor Ambac – Eight months ended December 31, 2013	Predecessor Ambac – Four months ended April 30, 2013	Affected Line Item in the Consolidated Statement of Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$43,731	$(12,865)	Net realized investment gains
	—	—	Tax (expense) benefit

	$43,731	$(12,865)	Net of tax and noncontrolling interest(3)

Amortization of Postretirement Benefit
Prior service cost	$—	$1,616	Underwriting and operating expenses(2)
Actuarial gains (losses)	—	(727)	Underwriting and operating expenses(2)

	—	889	Total before tax
	—	704	Tax (expense) benefit

	$—	$185	Net of tax and noncontrolling interest(3)

Total reclassifications for the period	$43,731	$(12,680)	Net of tax and noncontrolling interest(3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Comprehensive Income.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.

6.         NET INCOME PER SHARE

Predecessor Ambac common stock (and related stock options and restricted stock units) was cancelled upon emergence from bankruptcy on the Effective Date. As a result, the earnings per share information for Predecessor Ambac is not meaningful to investors in Successor Ambac’s common stock and warrants. Pursuant to the Reorganization Plan, 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitle such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the eight months ended December 31, 2013, 6,312 warrants were exercised, resulting in an issuance of 2,524 shares of common stock. As of December 31, 2013, Successor Ambac had 5,040,826 warrants outstanding. Successor Ambac’s common stock and warrants began trading on NASDAQ under the symbols “AMBC” and “AMBCW,” respectively, on May 1, 2013.

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Successor Ambac	Predecessor Ambac
	Eight months ended December 31, 2013	Four months ended April 30, 2013	Year Ended December 31, 2012
Weighted average number of common shares used for basic earnings per share	45,003,925	302,469,544	302,468,867
Effect of potential dilutive shares:
Warrants	1,297,620	—	—
Restricted stock units	1,189	109,701	—
Stock options	—	—	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	$46,302,734	$302,579,245	$302,468,867

Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	—	—
Stock options	855	475,550	805,999
Restricted stock units	—	—	71,295

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

7.         FINANCIAL GUARANTEES IN FORCE

Financial guarantees outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Financial guarantees outstanding excludes the exposures of policies that insure bonds which have been called, pre-refunded or refunded. The gross par amount of financial guarantees outstanding was $197,691,000 and $245,030,000 at December 31, 2013 and 2012, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $179,092,000 and $223,633,000 at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

	Net Par Amount Outstanding
	Successor Ambac	Predecessor Ambac
	2013	2012
Public Finance:
Lease and tax-backed revenue	$41,858,000	$50,415,000
General obligation	29,115,000	34,623,000
Utility revenue	14,933,000	18,651,000
Transportation revenue	9,653,000	13,892,000
Higher education	7,810,000	10,382,000
Housing revenue	7,439,000	8,176,000
Health care revenue	3,903,000	5,266,000
Other	1,351,000	1,613,000

Total Public Finance	116,062,000	143,018,000

Structured Finance:
Mortgage-backed and home equity	16,026,000	19,117,000
Investor-owned utilities	5,881,000	7,071,000
Student loan	4,357,000	5,411,000
Asset-backed(1)	2,361,000	2,905,000
CDOs	897,000	5,941,000
Other	1,890,000	1,914,000

Total Structured Finance	31,412,000	42,359,000

International Finance:
Investor-owned and public utilities	9,595,000	10,314,000
Sovereign/sub-sovereign	7,394,000	7,289,000
Asset-backed(1)	6,884,000	8,702,000
Transportation	5,021,000	6,002,000
CDOs	822,000	3,191,000
Mortgage-backed and home equity	484,000	1,268,000
Other	1,418,000	1,490,000

Total International Finance	31,618,000	38,256,000

Total	$179,092,000	$223,633,000

(1)	At December 31, 2013 and 2012, all asset-backed net par amounts outstanding relate to commercial asset-based transactions.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2013 and 2012, the International Finance guaranteed portfolio is shown in the following table by location of risk:

	Net Par Amount Outstanding
	Successor Ambac	Predecessor Ambac
	2013	2012
United Kingdom	$21,282,000	$22,585,000
Australia	3,331,000	4,820,000
Italy	2,412,000	3,068,000
Austria	967,000	943,000
New Zealand	526,000	529,000
Internationally diversified(1)	1,918,000	3,968,000
Other international	1,182,000	2,343,000

Total International Finance	$31,618,000	$38,256,000

(1)	Internationally diversified obligations represent pools of geographically diversified exposures which may include components of U.S. exposure.

Gross financial guarantees in force (principal and interest) was $312,710,000 and $385,803,000 at December 31, 2013 and 2012, respectively. Net financial guarantees in force (after giving effect to reinsurance) was $282,210,000 and $350,163,000 as of December 31, 2013 and 2012, respectively.

In the United States, California, and New York were the states with the highest aggregate net par amounts in force, accounting for 14.3% and 6.5% of the total at December 31, 2013, respectively. No other state accounted for more than 5%. The highest single insured risk represented 1.5% of the aggregate net par amount guaranteed.

8.         FINANCIAL GUARANTEE INSURANCE CONTRACTS

The portfolio of financial guarantees discussed in Note 7, Financial Guarantees in Force, includes financial guarantee contracts that meet the definition of insurance contracts as well as those that meet the definition of derivative contracts. Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Net Premiums Earned:

Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

	Successor Ambac	Predecessor Ambac
	Period from May 1 through December 31, 2013	Period from January 1 through April 30, 2013	Period from January 1 through December 31, 2012
Beginning premium receivable	$1,531,631	$1,620,621	$2,028,479
Premium receipts	(82,071)	(48,296)	(155,626)
Adjustments for changes in expected and contractual cash flows	(91,241)	(28,237)	(299,906)
Accretion of premium receivable discount	26,184	14,740	50,407
Deconsolidation of certain VIEs	45,883	—	—
Uncollectible premiums	(15,262)	(634)	(28,031)
Other adjustments (including foreign exchange)	37,897	(26,563)	25,298

Ending premium receivable	$1,453,021	$1,531,631	$1,620,621

The effect of reinsurance on premiums written and earned was as follows:

	Successor Ambac		Predecessor Ambac
	Eight Months Ended December 31, 2013		Four Months Ended April 30, 2013		Year Ended December 31, 2012
	Written	Earned	Written	Earned	Written	Earned
Direct	($80,309)	$226,326	($14,125)	$138,468	($277,508)	$434,488
Assumed	—	65	—	32	—	155
Ceded	(7,810)	12,873	(1,098)	8,500	(23,371)	20,039

Net premiums	($72,499)	$213,518	($13,027)	$130,000	($254,137)	$414,604

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums to be collected, and future premiums earned, net of reinsurance by Successor Ambac at December 31, 2013:

	Future premiums to be collected(1)	Future premiums to be earned, net of reinsurance(1)
Three months ended:
March 31, 2014	$32,497	$48,819
June 30, 2014	29,709	47,354
September 30, 2014	34,248	46,028
December 31, 2014	32,031	44,685

Twelve months ended:
December 31, 2015	127,948	166,741
December 31, 2016	121,354	153,672
December 31, 2017	115,043	142,822
December 31, 2018	109,917	133,616

Five years ended:
December 31, 2023	491,505	555,669
December 31, 2028	387,017	387,961
December 31, 2033	258,517	230,672
December 31, 2038	108,379	101,894
December 31, 2043	40,269	34,711
December 31, 2048	12,028	12,090
December 31, 2053	2,262	3,334
December 31, 2058	31	83

Total	$1,902,755	$2,110,151

(1)	Future premiums to be collected relates to the discounted premium receivable asset recorded on Ambac’s balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premiums liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Loss and Loss Expense Reserves:

A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) unpaid claims plus the present value of expected net cash flows required to be paid under an insurance contract, over (b) the UPR for that contract. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Successor Ambac	Predecessor Ambac
	Period from May 1 through December 31, 2013	Period from January 1 through April 30, 2013	Period from January 1 through December 31, 2012
Beginning loss and loss expense reserves, net of subrogation recoverable, gross of reinsurance	$5,572,672	$6,122,140	$6,384,260
Less reinsurance on loss and loss expense reserves	138,155	147,409	153,480

Beginning balance of loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,434,517	$5,974,731	$6,230,780

Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	97,342	2,748	464,058
Claim and loss expense payments, net of subrogation and reinsurance	(442)	(58)	(20,765)
Establishment of RMBS subrogation recoveries, net of reinsurance	(315)	(159)	—

Total current year	96,585	2,531	443,293

Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(514,728)	(52,642)	72,700
Claim and loss expense recoveries (payments), net of subrogation and reinsurance	59,184	20,902	(944,860)
Change in previously established RMBS subrogation recoveries, net of reinsurance	272,319	(12,596)	172,818

Total prior years	(183,225)	(44,336)	(699,342)

Net change in loss and loss expense reserves	(86,640)	(41,805)	(256,049)
Net consolidation of certain VIE’s	—	(498,409)	—
Ending loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,347,877	$5,434,517	$5,974,731
Add reinsurance on loss and loss expense reserves	122,357	138,155	147,409

Ending loss and loss expense reserves, net of subrogation recoverable, gross of reinsurance	$5,470,234	$5,572,672	$6,122,140

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

For the eight months ended December 31, 2013, the positive development in loss reserves established in prior years was primarily due to improved performance of the student loan and RMBS portfolios.

For the year ended December 31, 2012, the adverse development in loss reserves established in prior years was primarily due to projected deterioration of collateral supporting structured finance policies, including RMBS and student loan exposures, which resulted in greater expected ultimate losses and lower expected subrogation recoveries related to representation and warranty breaches on insured RMBS securitizations.

The net change in net loss and loss expense reserves are included in losses and loss expenses in the Consolidated Statement of Total Comprehensive Income. Loss expense reserves are established for surveillance, legal and other mitigation expenses associated with adversely classified credits. Total net loss expense reserves, included in the above table, were $110,551 and $136,790 at December 31, 2013 and December 31, 2012, respectively. For Successor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were ($14,106) for the eight months ended December 31, 2013. For Predecessor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were $3,889 for the four months ended April 30, 2013, and $6,996 for the year ended December 31, 2012, respectively.

The tables below summarize information related to policies currently included in Ambac’s loss reserves or subrogation recoverable at December 31, 2013 and December 31, 2012. The weighted average risk-free rate used to discount loss reserves at December 31, 2013 and December 31, 2012 was 3.2% and 1.6%, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Successor Ambac – Surveillance Categories (at December 31, 2013)

	I/SL	IA	II	III	IV	V	Total
Number of policies	18	23	52	76	169	1	339
Remaining weighted-average contract period (in years)	13	19	17	19	11	6	14
Gross insured contractual payments outstanding:
Principal	$834,708	$1,125,284	$3,464,420	$5,597,387	$11,184,943	$47	$22,206,789
Interest	506,903	871,751	2,130,271	2,331,222	2,556,968	18	8,397,133

Total	$1,341,611	$1,997,035	$5,594,691	$7,928,609	$13,741,911	$65	$30,603,922

Gross undiscounted claim liability	$7,447	$54,398	$221,321	$3,029,891	$7,963,137	$65	$11,276,259
Discount, gross claim liability	(1,225)	(6,726)	(32,630)	(1,299,032)	(1,112,829)	(6)	(2,452,448)

Gross claim liability before all subrogation and before reinsurance	$6,222	$47,672	$188,691	$1,730,859	$6,850,308	$59	$8,823,811

Less:
Gross RMBS subrogation(1)	—	—	—	(4,516)	(2,211,333)	—	(2,215,849)
Discount, RMBS subrogation	—	—	—	15	9,236	—	9,251

Discounted RMBS subrogation, before reinsurance	—	—	—	(4,501)	(2,202,097)	—	(2,206,598)

Less:
Gross other subrogation(2)	—	—	(20,367)	(116,145)	(710,187)	—	(846,699)
Discount, other subrogation	—	—	9,522	36,125	45,666	—	91,313

Discounted other subrogation, before reinsurance	—	—	(10,845)	(80,020)	(664,521)	—	(755,386)

Gross claim liability, net of all subrogation and discounts, before reinsurance	$6,222	$47,672	$177,846	$1,646,338	$3,983,690	$59	$5,861,827

Less: Unearned premium reserves	(4,060)	(22,901)	(95,550)	(280,245)	(100,228)	—	(502,984)
Plus: Loss adjustment expenses reserves	—	11	2,257	1,658	107,465	—	111,391

Claim liability reported on Balance Sheet, before reinsurance(3)(4)	$2,162	$24,782	$84,553	$1,367,751	$3,990,927	$59	$5,470,234

Reinsurance recoverable reported on Balance Sheet	$146	$2,271	$2,351	$120,871	$10,072	$—	$135,711

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.
(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.
(3)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Losses and loss expense reserve (net of potential subrogation recoveries of $1,797,805)	$5,968,712
Subrogation recoverable (includes gross potential recovery of $1,164,179)	(498,478)

$5,470,234

(4)	Claim liability reported on the Balance Sheet, before reinsurance includes unpaid claims of $3,904,315.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Predecessor Ambac – Surveillance Categories (at December 31, 2012)

	I/SL	IA	II	III	IV	V	Total
Number of policies	14	12	28	114	147	1	316
Remaining weighted-average contract period (in years)	15	21	18	20	8	6	13
Gross insured contractual payments outstanding:
Principal	$311,157	$786,998	$1,245,793	$9,161,747	$12,554,628	$47	$24,060,370
Interest	166,276	715,129	379,237	4,905,775	3,076,746	20	9,243,183

Total	$477,433	$1,502,127	$1,625,030	$14,067,522	$15,631,374	$67	$33,303,553

Gross undiscounted claim liability	$2,135	$40,898	$49,521	$4,051,076	$7,976,765	$67	$12,120,462
Discount, gross claim liability	(219)	(3,532)	(3,247)	(1,342,910)	(788,720)	(3)	(2,138,631)

Gross claim liability before all subrogation and before reinsurance	$1,916	$37,366	$46,274	$2,708,166	$7,188,045	$64	$9,981,831

Less:
Gross RMBS subrogation(1)	—	—	—	(16,170)	(2,544,993)	—	(2,561,163)
Discount, RMBS subrogation	—	—	—	312	37,626	—	37,938

Discounted RMBS subrogation, before reinsurance	—	—	—	(15,858)	(2,507,367)	—	(2,523,225)

Less:
Gross other subrogation(2)	—	—	—	(141,012)	(766,717)	—	(907,729)
Discount, other subrogation	—	—	—	21,238	15,711	—	36,949

Discounted other subrogation, before reinsurance	—	—	—	(119,774)	(751,006)	—	(870,780)

Gross claim liability, net of all subrogation and discounts, before reinsurance	$1,916	$37,366	$46,274	$2,572,534	$3,929,672	$64	$6,587,826

Less: Unearned premium reserves	(1,179)	(21,626)	(17,120)	(450,247)	(113,622)	—	(603,794)
Plus: Loss adjustment expenses reserves	$—	$—	$—	$—	$138,108	$—	$138,108

Claim liability reported on Balance Sheet, before reinsurance(3)(4)	$737	$15,740	$29,154	$2,122,287	$3,954,158	$64	$6,122,140

Reinsurance recoverable reported on Balance Sheet	$—	$1,078	$7,085	$128,333	$22,590	$—	$159,086

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.
(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.
(3)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Losses and loss expense reserve (net of potential subrogation recoveries of $2,611,430)	$6,619,486
Subrogation recoverable (includes gross potential recovery of $782,575)	(497,346)

$6,122,140

(4)	Claim liability reported on the Balance Sheet, before reinsurance includes unpaid claims of $3,388,133.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Losses and loss expense reserves ceded to reinsurers at December 31, 2013 and December 31, 2012 were $122,357 and $147,409, respectively. Amounts were included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheets.

Ambac records estimated subrogation recoveries for breaches of representations and warranties by sponsors of certain RMBS transactions utilizing Adverse and Random Sample approaches. Ambac has recorded RMBS subrogation recoveries of $2,206,598 ($2,183,652 net of reinsurance) and $2,523,225 ($2,497,233 net of reinsurance) at December 31, 2013 and December 31, 2012, respectively. The balance of RMBS subrogation recoveries and the related claim liabilities, by estimation approach, at December 31, 2013 and December 31, 2012, are as follows:

	Successor Ambac – December 31, 2013
Approach	Count	Gross loss reserve before subrogation recoveries(1)	Subrogation recoveries(2) (3)	Gross loss reserve after subrogation recoveries
Adverse samples	27	$2,084,911	$(1,252,773)	$832,138
Random samples	21	1,078,861	(953,825)	125,036

Totals	48	$3,163,772	$(2,206,598)	$957,174

	Predecessor Ambac – December 31, 2012
Approach	Count	Gross loss reserve before subrogation recoveries(1)	Subrogation recoveries(2) (3)	Gross loss reserve after subrogation recoveries
Adverse samples	27	$2,331,878	$(1,442,817)	$889,061
Random samples	22	1,231,466	(1,080,408)	151,058

Totals	49	$3,563,344	$(2,523,225)	$1,040,119

(1)	Includes unpaid claims on policies allocated to the Segregated Account of $3,904,315 and $3,388,133 at December 31, 2013 and 2012, respectively.
(2)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus projected paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of RMBS subrogation recoveries may exceed the unpaid claims in addition to the expected future claims for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than the sum of unpaid claims and the expected future claims, the net cash outflow for these policies is recorded as a “Losses and loss expense reserve” liability.
(3)	The sponsor’s repurchase obligation may differ depending on the terms of the particular transaction and the status of the specific loan, such as whether it is performing or has been liquidated or charged off. The estimated subrogation recovery for these transactions is based primarily on loan level data provided through trustee reports received in the normal course of our surveillance activities or provided by the sponsor. While this data may not include all the components of the sponsor’s contractual repurchase obligation we believe it is the best information available to estimate the subrogation recovery.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Below is the rollforward of RMBS subrogation, by estimation approach, for the affected periods:

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Successor Ambac:
Discounted RMBS subrogation (gross of reinsurance) at May 1, 2013	$1,004,252	20	$1,478,666	29	2,482,918

Changes recognized through December 31, 2013:
Additional transactions reviewed	2,451	1	—	n/a	2,451
Additional adverse sample loans reviewed	—	n/a	—	n/a	—
Adverse loans repurchased by the sponsor	—	n/a	—	—	—
Impact of sponsor actions(1)	—	n/a	98	n/a	98
All other changes(2)	(52,878)	n/a	(225,991)	(2)	(278,869)

Discounted RMBS subrogation (gross of reinsurance) at December 31, 2013	$953,825	21	$1,252,773	27	$2,206,598

Predecessor Ambac
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2013	$1,080,408	22	$1,442,817	27	$2,523,225

Changes recognized through April 30, 2013:
Additional transactions reviewed	—	n/a	—	n/a	—
Additional adverse sample loans reviewed	—	n/a	—	n/a	—
Adverse loans repurchased by the sponsor	—	n/a	—	—	—
Impact of sponsor actions(1)	(54,195)	(2)	—	n/a	(54,195)
All other changes(2)	(21,961)	n/a	35,849	2	13,888

Discounted RMBS subrogation (gross of reinsurance) at April 30, 2013	$1,004,252	20	$1,478,666	29	$2,482,918

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Predecessor Ambac:
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2012	$1,262,794	16	$1,457,472	30	$2,720,266

Changes recognized in 2012:
Additional transactions reviewed	54,467	6	(35,486)	(1)	18,981
Additional adverse sample loans reviewed	—	n/a	—	—	—
Adverse loans repurchased by the sponsor	—	n/a	35	—	35
Impact of sponsor actions(1)	—	n/a	—	—	—
All other changes(2)	(236,853)	n/a	20,796	(2)	(216,057)

Discounted RMBS subrogation (gross of reinsurance) at December 31, 2012	$1,080,408	22	$1,442,817	27	$2,523,225

(1)	Sponsor actions include loan repurchases, direct payments to Ambac, and other contributions from sponsors.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(2)	Other changes which may impact RMBS subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor, and/or the projected timing of recoveries. For the eight months ended December 31, 2013, Successor Ambac removed 2 transactions from the Adverse Sample subrogation population; however, the impacts on RMBS subrogation disclosed in the Adverse Sample column relate to that, as well as other transactions. For the four months ended April 30, 2013, Predecessor Ambac added 2 transactions to the Adverse Sample population; however, the impacts on RMBS subrogation disclosed relate to those, as well as other transactions. For the year ended December 31, 2012, two transactions were removed from the Adverse Sample subrogation population; however, the impacts on RMBS subrogation disclosed in the Adverse Sample column relate to multiple transactions.

Assumed Reinsurance:

Assumed par outstanding was $248,225 at December 31, 2013. On March 24, 2010, all assumed reinsurance agreements with third parties were allocated to the Segregated Account, which will not allow for cancellations without the approval of the Rehabilitator.

Ceded Reinsurance:

Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative reinsurance agreements. The reinsurance of risk does not relieve Ambac Assurance of its original liability to its policyholders. In the event that any of Ambac Assurance’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac Assurance would, nonetheless, be liable to its policyholders for the full amount of its policy.

Ambac Assurance’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $266,278 at December 31, 2013. Credit exposure existed at December 31, 2013 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. At December 31, 2013, there were ceded reinsurance balances payable of $85,424 offsetting this credit exposure.

To minimize its credit exposure to losses from reinsurer insolvencies, Ambac Assurance (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (ii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $153,129 from its reinsurers at December 31, 2013. As of December 31, 2013, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $18,598,367 with the largest reinsurer accounting for $16,617,069 or 8.4% of gross par outstanding at December 31, 2013. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2013 and its rating levels as of February 24, 2014:

Reinsurers	Moody’s Rating	Moody’s Outlook	Percentage ceded Par	Net unsecured reinsurance recoverable(1)
Assured Guaranty Re Ltd(2)	Baa1	Stable	89.35%	$58,066
Sompo Japan Insurance Inc	A1	Stable	6.24	—
Assured Guaranty Corporation(2)	A3	Stable	4.41	5,187

Total			100.0%	$63,253

(1)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(2)	In January 2013, Moody’s downgraded Assured Guaranty Corporation to A3 from Aa3 and Assured Guaranty Re Ltd to Baa1 from A1. The downgrade provides Ambac Assurance with termination rights on certain reinsurance contracts and required an increase to the collateral provided by Assured Guaranty Re Ltd.

Insurance intangible asset:

The insurance intangible amortization expense for the eight months ended December 31, 2013 was $99,658, and is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income. As of December 31, 2013, the insurance intangible asset of $1,597,965 is net of accumulated amortization of $100,767.

The estimated future amortization expense for the insurance intangible asset is as follows:

2014	$132,532
2015	117,116
2016	107,308
2017	99,460
2018	93,185
Thereafter	1,048,364

9.        INSURANCE REGULATORY RESTRICTIONS

United States:

Ambac Assurance (exclusive of the Segregated Account which is under the control of OCI via the Segregated Account Rehabilitation Plan and Segregated Account Rehabilitation Proceedings) and Everspan are subject to the insurance laws and regulations of each jurisdiction in which it is licensed, some of which are described below. Failure to comply with applicable insurance laws and regulations (including, without limitation, minimum surplus requirements, aggregate risk limits and single risk limits) could expose Ambac Assurance or Everspan to fines, the loss or suspension of insurance licenses in certain jurisdictions, the imposition of orders by regulators with respect to the conduct of business by Ambac Assurance or Everspan and/or the inability to pay dividends, all of which could have an adverse impact on our business results and prospects.

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

As a result of decreased statutory capital resulting from the significant losses experienced by Ambac Assurance, Ambac Assurance is not in compliance with applicable regulatory single and aggregate risk limits. Through run-off of the portfolio, Ambac Assurance will seek to reduce its exposure to no more than the permitted amounts, but may not be able to do so. Everspan is in compliance with all of such limits.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance’s ability to pay dividends is generally restricted by law and subject to approval by OCI. Wisconsin insurance law restricts the payment of dividends in any 12-month period without regulatory approval to the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31, and (b) the greater of (i) statutory net income (loss) for the calendar year preceding the date of dividend, minus realized capital gains for that calendar year or (ii) the aggregate of statutory net income (loss) for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years. In connection with the termination of reinsurance contracts, OCI requires adjustments to the dividend calculation for any surplus or net income gains recognized. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying OCI 30 days in advance of payment. Based upon these restrictions, at December 31, 2013, Ambac Assurance will not be able to pay common stock dividends during 2014 without regulatory approval. Ambac Assurance did not pay cash dividends on its common stock in 2013 or 2012.

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

Ambac Assurance’s statutory policyholder surplus and qualified statutory capital were $840,262 and $905,065 at December 31, 2013, respectively as compared to $100,000 and $628,302 as of December 31, 2012, respectively. The Segregated Account reported statutory policyholder surplus of $442,639 and ($61,812) as of December 31, 2013 and 2012, respectively. At December 31, 2013, Ambac Assurance’s surplus as regards to policyholders exceeds the Minimum Surplus Amount. At December 31, 2012, Ambac Assurance’s surplus as regards to policyholders was at the Minimum Surplus and therefore $163,687 of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. Statutory capital and surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, consolidation of subsidiaries, premiums earned, policy acquisition costs and deferred income taxes differently. Additionally, Fresh Start accounting is not applicable under statutory accounting principles.

The Wisconsin Insurance Commissioner has prescribed or permitted additional accounting practices for Ambac Assurance and the Segregated Account of Ambac Assurance. As a result of the prescribed and permitted practices discussed below, Ambac Assurance’s statutory surplus at December 31, 2013 and December 31, 2012 was lower by $227,334 and greater by $81,846, respectively, than if Ambac Assurance and the Segregated Account had reported such amounts in accordance with NAIC SAP.

OCI has prescribed an accounting practice related to the total liabilities and total surplus of the Segregated Account that are reported as discrete components of Ambac Assurance’s liabilities and surplus reported in Ambac Assurance’s statutory basis financial statements. Pursuant to this prescribed practice, the results of the Segregated Account are not included in Ambac Assurance’s financial statements if Ambac Assurance’s surplus is (or would be) less than the Minimum Surplus Amount.

OCI has prescribed an additional accounting practice that differs from NAIC SAP. Paragraph 7 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” (“SSAP 60”) allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of each calendar year. Additionally, in accordance with paragraph 7 of Statutory Accounting Principles No. 5 “Liabilities, Contingencies and Impairments of Assets,” Ambac Assurance records probable losses on

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

its subsidiaries credit derivative contracts, using a discount rate equal to the average rate of return on its admitted assets. Ambac Assurance’s average rates of return on its admitted assets at December 31, 2013 and December 31, 2012 were 9.80% and 8.01%, respectively. OCI has directed Ambac Assurance to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees.

OCI has prescribed an additional accounting practice that differs from NAIC SAP. Paragraph 4 of Statement of Statutory Accounting Principles No. 41 “Surplus Notes” (“SSAP 41”) states that proceeds received by the issuer of surplus notes must be in the form of cash or other admitted assets having readily determinable values and liquidity satisfactory to the commissioner of the state of domicile. Under the statutory accounting principles as generally applied, surplus notes issued in conjunction with commutations or the settlement of claims would be valued at zero upon issuance pursuant to paragraph 4, SSAP 41. OCI has directed Ambac Assurance to record surplus notes issued in connection with commutations or the settlement of claims at full par value upon issuance as in these instances the surplus notes do not represent a contribution of capital, but rather a distribution of value from the common and preferred shareholders of Ambac Assurance. The surplus notes issued in connection with commutations or settlement of claims has a claim against surplus senior to the preferred and common shareholders. Statutory surplus is not impacted as a result of the prescribed practice as it is a reclassification from unassigned funds to surplus notes.

OCI has extended the preceding prescribed practice related to surplus notes to the evaluation of other-than-temporary impairments for Ambac Assurance guaranteed securities held in the investment portfolio. Paragraph 35 of Statement of Statutory Accounting Principles No. 43R “Loan-backed and Structured Securities” states that when an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. Under NAIC SAP, the present value of cash flows expected to be collected should include the fair value of surplus notes received from Ambac Assurance, as required under the confirmed Segregated Account Rehabilitation Plan. OCI has prescribed an accounting practice that differs from NAIC SAP and has directed Ambac Assurance to utilize par value rather than fair value of these surplus notes in this computation.

Wisconsin accounting practices for changes to contingency reserves differ from NAIC SAP. Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. Under the Wisconsin Administrative Code, contributions to and releases from the contingency reserve are to be recorded through underwriting income. Ambac Assurance received permission from OCI to record contributions to and releases from the contingency reserve and the related tax and loss bond impact, in accordance with NAIC SAP. Statutory surplus is the same using each of these accounting practices.

Ambac Assurance received permission from OCI to report investment holdings of Ambac Assurance insured securities, with coverage under financial guaranty policies that have been allocated to the Segregated Account, as a separate invested asset on the balance sheet rather than combined with other bond investments. This permitted practice only impacts the balance sheet classification and has no impact on the valuation of the securities to which it applies or to statutory surplus.

United Kingdom

The Prudential Regulatory Authority (“PRA”) and Financial Conduct Authority (“FCA”) (and their predecessor regulator the Financial Services Authority (“FSA”)) have exercised significant oversight of Ambac UK since 2008, after Ambac, Ambac Assurance and Ambac UK began experiencing financial stress. In 2009, Ambac UK’s license to write new business was curtailed by the FSA and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its credit, suretyship and financial guarantee insurance portfolio in the United Kingdom, and to do the same through a branch in Milan,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Italy, and a number of other European Union (“EU”) countries. EU legislation has allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions.

The PRA and FCA is the dual statutory regulator responsible for regulating the financial services industry in the United Kingdom, with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. In addition, the regulatory regime in the United Kingdom must comply with certain EU legislation binding on all EU member states.

The PRA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes.

10.        FAIR VALUE MEASUREMENTS

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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2013 and December 31, 2012, including the level within the fair value hierarchy at which fair

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Successor Ambac
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2013
Financial assets:
Fixed income securities:
Municipal obligations	$1,377,723	$1,377,723	$—	$1,377,723	$—
Corporate obligations	1,489,369	1,489,369	—	1,485,867	3,502
Foreign obligations	124,877	124,877	—	124,877	—
U.S. government obligations	126,248	126,248	126,248	—	—
U.S. agency obligations	32,154	32,154	—	31,946	208
Residential mortgage-backed securities	1,558,625	1,558,625	—	1,558,625	—
Collateralized debt obligations	183,872	183,872	—	183,872	—
Other asset-backed securities	992,448	992,448	—	928,375	64,073
Fixed income securities, pledged as collateral:
U.S. government obligations	126,223	126,223	126,223	—	—
Short term investments	271,119	271,119	267,612	3,507	—
Other investments	241,069	241,069	—	240,969	100
Cash	77,370	77,370	77,370	—	—
Loans	6,179	6,238	—	—	6,238
Derivative assets:
Interest rate swaps—asset position	76,631	76,631	—	76,631	—
Interest rate swaps—liability position	(1,257)	(1,257)	—	(1,257)	—
Futures contracts	2,337	2,337	2,337	—	—
Other assets	13,384	13,384	—	—	13,384
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,475,182	2,475,182	—	—	2,475,182
Restricted cash	17,498	17,498	17,498	—	—
Loans	13,398,895	13,398,895	—	—	13,398,895

Total financial assets	$22,589,946	$22,590,005	$617,288	$6,011,135	$15,961,582

Financial liabilities:
Obligations under investment and repurchase agreements	$359,070	$360,506	$—	$—	$360,506
Long term debt, including accrued interest	1,256,602	1,215,029	—	—	1,215,029
Derivative liabilities:
Credit derivatives	94,322	94,322	—	—	94,322
Interest rate swaps—asset position	(55,619)	(55,619)	—	(55,619)	—
Interest rate swaps—liability position	215,030	215,030	—	122,418	92,612
Other contracts	165	165	—	165	—
Liabilities for net financial guarantees written(1)	4,509,539	4,876,617	—	—	4,876,617
Variable interest entity liabilities:
Long-term debt	14,091,753	14,091,753	—	12,577,148	1,514,605
Derivative liabilities:
Interest rate swaps—liability position	1,680,834	1,680,834	—	1,680,834	—
Currency swaps—liability position	91,472	91,472	—	91,472	—

Total financial liabilities	$22,243,168	$22,570,109	$—	$14,416,418	$8,153,691

(1)	The carrying value of net financial guarantees written includes the following balance sheet items: Premium receivables; Reinsurance recoverable on paid and unpaid losses; Deferred ceded premium; Subrogation recoverable; Insurance intangible asset; Unearned premiums; Losses and loss expense reserve; Ceded premiums payable, premiums taxes payable and other deferred fees recorded in Other liabilities.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Determination of Fair Value:

When available, the Company uses quoted active market prices specific to the financial instrument to determine fair value, and classifies such items within Level 1. Because many fixed income securities do not trade on a daily basis, pricing sources apply available information through processes such as matrix pricing to calculate fair value. In those cases, the items are classified within Level 2. If quoted market prices are not available, fair value is based upon models that use, where possible, current market-based or independently-sourced market parameters. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable.

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

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, equity interests in pooled investment funds, derivative instruments, most variable interest entity assets and liabilities and equity interests in Ambac sponsored special purpose entities. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed quarterly to validate fair value model results. However many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Additionally, changes to fair value methods and assumptions are reviewed with the Chief Executive Officer and the Audit Committee when such changes may be material to the company’s financial position or results. Other valuation control procedures specific to particular portfolios are described further below.

We reflect Ambac’s own creditworthiness in the fair value of financial liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline (increase) in Ambac’s creditworthiness as perceived by market participants will generally result in a higher (lower) CVA, thereby lowering (increasing) the fair value of Ambac’s financial liabilities as reported.

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At December 31, 2013, approximately 11%, 88%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2012, approximately 10%, 89%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.

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

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $3,502 and $3,656 at December 31, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at December 31, 2013 and December 31, 2012 include the following weighted averages:

Successor Ambac—   December 31, 2013

a.	Coupon rate: 0.345%

b.	Maturity: 20.14 years

c.	Yield: 6.30%

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 0.345%

b.	Maturity: 21.14 years

c.	Yield: 6.08%

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. The fair value of such securities classified as Level 3 was $208 and $0 at December 31, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

securities. Significant inputs for the valuation at December 31, 2013 include the following weighted averages:

Successor Ambac—   December 31, 2013

a.	Coupon rate: 6.98%

b.	Maturity: 1.37 years

c.	Yield: 0.39%

Collateralized debt obligations (“CDO”): These securities are floating rate senior notes where the underlying securities of the CDO consist of subordinated bank perpetual preferred securities. The fair value of such securities classified as Level 3 was $0 and $6,482 at December 31, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at December 31, 2012 include the following weighted averages:

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 1.05%

b.	Maturity: 1.51 years

c.	Yield: 5.92%

Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. The fair value of such securities classified as Level 3 was $64,073 and $50,264 at December 31, 2013 and December 31, 2012, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at December 31, 2013 and December 31, 2012 include the following weighted averages:

Successor Ambac—   December 31, 2013

a.	Coupon rate: 0.64%

b.	Maturity: 7.15 years

c.	Yield: 2.34%

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 0.71%

b.	Maturity: 7.86 years

c.	Yield: 7.50%

Other Investments:

Other investments primarily relate to investments in pooled investment funds, which are valued using the net asset value (“NAV”) per share, calculated on at least a monthly basis where NAV is the basis for determining the redemption value of the investment. These investments are classified as Level 2 as redemptions may be made in the near term (within 90 days) without significant impediments or restrictions. Ambac assesses impediments to redemption and other factors that may restrict the ability to redeem investments in the near term or at values approximating the NAV and may classify the investments as Level 3 if such factors exist.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Derivative Instruments:

Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, and exchange traded futures contracts. All call options to repurchase surplus notes were exercised or expired in June 2012. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of credit derivative liabilities was reduced by $38,966 and $261,203 at December 31, 2013 and December 31, 2012, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $48,425 and $121,928 at December 31, 2013 and December 31, 2012, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations.

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

Credit Derivatives (“CDS”):

Fair value of Ambac’s CDS is determined using internal valuation models and represents the net present value of the difference between the fees Ambac originally charged for the credit protection and our estimate of what a financial guarantor of comparable credit quality would hypothetically charge to provide the same

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

protection at the balance sheet date. Ambac competed in the financial guarantee market, which differs from the credit markets where Ambac-insured obligations may trade. As a financial guarantor, Ambac assumes only credit risk; we do not assume other risks and costs inherent in direct ownership of the underlying reference securities. Additionally, as a result of having the ability to influence our CDS counterparty in certain investor decisions, financial guarantors generally have the ability to actively remediate the credit, potentially reducing the loss given a default. Financial guarantee contracts, including CDS, issued by Ambac and its competitors are typically priced to capture some portion of the spread that would be observed in the capital markets for the underlying (insured) obligation. Such pricing was well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps will generally be less than changes in the fair value of the underlying reference obligations.

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 79% of CDS gross par outstanding and 70% of the CDS derivative liability as of December 31, 2013.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 21% of CDS gross par outstanding and 30% of the CDS derivative liability as of December 31, 2013.

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

As noted above, reference obligation spreads incorporate market perceptions of default probability and loss severity as well as liquidity risk and other factors. Loss severities are generally correlated to default probabilities during periods of economic stress. By increasing the relative change ratio in our calculations proportionally to default probabilities, Ambac incorporates into its CDS fair value the higher expected loss on the reference obligation (probability of default x loss severity), by increasing the portion of reference obligation spread that should be paid to the CDS provider.

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at Libor compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at Libor, was 29.2% and 55.0% as of December 31, 2013 and December 31, 2012, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).

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

The net notional outstanding of Ambac’s CDS contracts were $2,776,103 and $11,281,777 at December 31, 2013 and December 31, 2012, respectively. Credit derivative liabilities at December 31, 2013 and December 31, 2012 had a fair value of $94,322 and $213,585, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of December 31, 2013 and December 31, 2012 is summarized below:

Successor Ambac – As of December 31, 2013
	CLOs	Other (1)
Notional outstanding	$1,337,737	$1,291,371
Weighted average reference obligation price	98.0	85.7
Weighted average life (WAL) in years	2.1	5.4
Weighted average credit rating	AA	BBB-
Weighted average relative change ratio	35.3%	43.1%
CVA percentage	13.7%	30.7%
Fair value of derivative liabilities	$(7,993)	$(84,780)

Predecessor Ambac – As of December 31, 2012
	CLOs	Other (1)
Notional outstanding	$6,155,767	$3,701,387
Weighted average reference obligation price	96.5	86.9
Weighted average life (WAL) in years	2.2	4.2
Weighted average credit rating	AA-	A
Weighted average relative change ratio	34.4%	38.2%
CVA percentage	55.0%	55.0%
Fair value of derivative liabilities	$(34,645)	$(116,086)

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $146,995, WAL of 1.0 years and liability fair value of ($1,549) as of December 31, 2013. Other inputs to the valuation of these transactions at December 31, 2013 include weighted average quotes of 1% of notional, weighted average rating of A+ and Ambac CVA percentage of 8.7%. As of December 31, 2012, these contracts had a combined notional outstanding of $1,424,623, WAL of 7.9 years and liability fair value of ($62,854). Other inputs to the valuation of these transactions at December 31, 2012 include weighted average quotes of 10% of notional, weighted average rating of A and Ambac CVA percentage of 55.0%.

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

The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, projected net cash flows for each policy included: (i) installment premium receipts, (ii) estimated gross claim payments, and (iii) subrogation receipts. For ceded reinsurance contracts, projected net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each individual direct, assumed, and ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. This profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The profit margin was 17% and 20% as of December 31, 2013 and December 31, 2012, respectively. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.

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

European ABS transactions: The fair value of such obligations classified as Level 3 was $1,329,985 and $2,956,501 at December 31, 2013 and December 31, 2012, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at December 31, 2013 and December 31, 2012 include the following weighted averages:

Successor Ambac—December 31, 2013

a.	Coupon rate: 0.72%

b.	Maturity: 17.86 years

c.	Yield: 1.10%

Predecessor Ambac—December 31, 2012

a.	Coupon rate: 1.64%

b.	Maturity: 12.34 years

c.	Yield: 4.02%

US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $184,620 at December 31, 2013. Fair values were calculated as the sum of expected future cash flows sourced from the underlying operating assets plus the fair value of the related Ambac financial guarantee cash flows. Expected cash flows were internally modeled in using probability weighted assumptions about future operating cash flows available to fund the debt service. The discount rates applied to cash flows sourced from operating assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

incorporates Ambac’s own credit risk. Significant inputs for the valuation at December 31, 2013 include the following weighted averages (there is no comparable Level 3 in this category for December 31, 2012):

Successor Ambac—December 31, 2013

a.	Coupon rate: 6.11%

b.	Maturity: 6.83 years

c.	Yield: 11.95%

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at December 31, 2013 and December 31, 2012 were developed using vendor-developed models and do not use significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 5.1% and 7.6% at December 31, 2013 and December 31, 2012, respectively.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Successor Ambac – Eight Months Ended December 31, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	1,870	(677)	217,666	(178,322)	(455,231)	(2,490)	(417,184)
Included in other comprehensive income	7,184	—	—	152,939	873,986	(79,063)	955,046
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	(4,528)	—	—	—	—	—	(4,528)
Settlements	(6,428)	—	10,760	—	(219,909)	173,196	(42,381)
Transfers in Level 3	273	—	—	—	—	(220,922)	(220,649)
Transfers out of Level 3	—	—	—	—	—	365,046	365,046
Deconsolidation of VIEs	—	—	—	—	(1,552,004)	—	(1,552,004)

Balance, end of period	$67,783	$13,384	$(186,934)	$2,475,182	$13,398,895	$(1,514,605)	$14,253,705

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(677)	$91,436	$(178,322)	$(475,152)	$(2,490)	$(545,123)

				VIE Assets and Liabilities
Predecessor Ambac – Four Months Ended April 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$60,402	$14,557	$(322,337)	$2,261,294	$15,359,073	$(2,956,501)	$14,416,488
Additions of VIEs consolidated	—	—	—	—	—	(409,300)	(409,300)
Total gains/(losses) realized and unrealized:
Included in earnings	(33)	(496)	(88,546)	328,768	956,402	(138,914)	1,057,181
Included in other comprehensive income	12,329	—	—	(89,497)	(849,833)	150,987	(776,014)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(3,286)	—	(4,477)	—	(713,589)	4,864	(716,488)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	1,598,492	1,598,492

Balance, end of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(496)	$(92,002)	$328,768	$956,402	$(138,914)	$1,053,758

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

				VIE Assets and Liabilities
Predecessor Ambac – Year Ended December 31, 2012	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$97,522	$16,779	$(486,775)	$2,199,338	$14,126,994	$(1,934,642)	$14,019,216
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(3)	(2,222)	21,076	(41,289)	952,463	(208,678)	721,347
Included in other comprehensive income	7,485	—	—	103,245	637,954	(98,311)	650,373
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	(162,460)	(162,460)
Sales	—	—	—	—	—	—	—
Settlements	(97,206)	—	(48,886)	—	(358,338)	64,781	(439,649)
Transfers in Level 3	58,905	—	—	—	—	(1,875,121)	(1,816,216)
Transfers out of Level 3	(6,301)	—	192,248	—	—	1,257,930	1,443,877

Balance, end of period	$60,402	$14,557	$(322,337)	$2,261,294	$15,359,073	$(2,956,501)	$14,416,488

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(2,222)	$(113,836)	$(41,289)	$952,944	$(208,678)	$587,983

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level-3 Investments by class

Successor Ambac – Eight Months Ended December 31, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$3,949	$61,782	$3,681	$—	$69,412
Total gains/(losses) realized and unrealized:
Included in earnings	25	1,912	(62)	(5)	1,870
Included in other comprehensive income	(19)	7,315	(117)	5	7,184
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	(4,528)	—	—	(4,528)
Settlements	(3,955)	(2,408)	—	(65)	(6,428)
Transfers in Level 3	—	—	—	273	273
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$—	$64,073	$3,502	$208	$67,783

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Predecessor Ambac – Four Months Ended April 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$6,482	$50,264	$3,656	$—	$60,402
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(6)	—	(27)	—	(33)
Included in other comprehensive income	160	12,117	52	—	12,329
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,687)	(599)	—	—	(3,286)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Balance, end of period	$3,949	$61,782	$3,681	$—	$69,412

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Investments by class

Predecessor Ambac – Year Ended December 31, 2012	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$12,482	$75,886	$7,930	$1,224	$97,522
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(5)	—	4	(2)	(3)
Included in other comprehensive income	646	7,051	(203)	(9)	7,485
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(6,641)	(85,741)	(4,075)	(749)	(97,206)
Transfers in Level 3	—	53,068	5,837	—	58,905
Transfers out of Level 3	—	—	(5,837)	(464)	(6,301)

Balance, end of period	$6,482	$50,264	$3,656	$—	$60,402

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 Derivatives by class

Successor Ambac – Eight Months Ended December 31, 2013	Interest Rate Swaps	Credit Derivatives	Call Options on Long- term debt	Total Derivatives
Balance, beginning of period	$(137,947)	$(277,413)	$—	$(415,360)
Additions of VIEs consolidated
Total gains/(losses) realized and unrealized:
Included in earnings	24,797	192,869	—	217,666
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	20,538	(9,778)	—	10,760
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(92,612)	$(94,322)	$—	$(186,934)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$24,797	$66,639	$—	$91,436

Level-3 Derivatives by class

Predecessor Ambac – Four Months Ended April 30, 2013	Interest Rate Swaps	Credit Derivatives	Call Options on Long- term debt	Total Derivatives
Balance, beginning of period	$(108,752)	$(213,585)	$—	$(322,337)
Additions of VIEs consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(28,162)	(60,384)	—	(88,546)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(1,033)	(3,444)	—	(4,477)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(137,947)	$(277,413)	$—	$(415,360)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(28,162)	$(63,840)	$—	$(92,002)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Predecessor Ambac – Year Ended December 31, 2012	Interest Rate Swaps	Credit Derivatives	Call Options on Long- term debt	Total Derivatives
Balance, beginning of period	$(302,177)	$(190,653)	$6,055	$(486,775)
Additions of VIEs consolidated	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(70,415)	(9,219)	100,710	21,076
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	71,592	(13,713)	(106,765)	(48,886)
Transfers in Level 3	—	—	—	—
Transfers out of Level 3	192,248	—	—	192,248
Deconsolidation of VIEs	—	—	—	—

Balance, end of period	$(108,752)	$(213,585)	$—	$(322,337)

The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(78,505)	$(35,331)	$—	$(113,836)

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	(Loss) income on variable interest entities	Other income
Successor Ambac:
Eight Months Ended December 31, 2013
Total gains or losses included in earnings for the period	$1,870	$9,778	$183,091	$24,797	$(636,043)	$(677)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	66,639	24,797	(655,964)	(677)

Predecessor Ambac:
Four Months Ended April 30, 2013
Total gains or losses included in earnings for the period	$(33)	$3,444	$(63,828)	$(28,162)	$1,146,256	$(496)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(63,840)	(28,162)	1,146,256	(496)

Predecessor Ambac:
Year Ended December 31, 2012
Total gains or losses included in earnings for the period	$(3)	$13,713	$(22,932)	$(70,415)	$702,496	$98,488
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(35,331)	(78,505)	702,977	(2,222)

11.    INVESTMENTS

Ambac’s invested assets are primarily comprised of fixed income securities classified as available-for-sale and equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments (1)
Successor Ambac–December 31, 2013
Fixed income securities:
Municipal obligations	$1,405,293	$857	$28,427	$1,377,723	$—
Corporate obligations	1,508,377	4,886	23,894	1,489,369	—
Foreign obligations	131,709	69	6,901	124,877	—
U.S. government obligations	128,415	9	2,176	126,248	—
U.S. agency obligations	32,214	10	70	32,154	—
Residential mortgage-backed securities	1,516,877	59,853	18,105	1,558,625	852
Collateralized debt obligations	184,118	217	463	183,872	—
Other asset-backed securities	1,020,251	8,795	36,598	992,448	—

	5,927,254	74,696	116,634	5,885,316	852
Short-term	271,118	1	—	271,119	—

	6,198,372	74,697	116,634	6,156,435	852

Fixed income securities pledged as collateral:
U.S. government obligations	126,196	27	—	126,223	—

Total collateralized investments	126,196	27	—	126,223	—

Total available-for-sale investments	$6,324,568	$74,724	$116,634	$6,282,658	$852

Predecessor Ambac–December 31, 2012
Fixed income securities:
Municipal obligations	$1,662,124	$187,191	$383	$1,848,932	$—
Corporate obligations	999,554	87,535	9,117	1,077,972	—
Foreign obligations	67,347	2,765	—	70,112	—
U.S. government obligations	127,037	872	626	127,283	—
U.S. agency obligations	79,295	3,240	—	82,535	—
Residential mortgage-backed securities	1,096,202	379,935	20,555	1,455,582	6,892
Collateralized debt obligations	32,855	1,015	528	33,342	—
Other asset-backed securities	687,410	65,733	46,506	706,637	—

	4,751,824	728,286	77,715	5,402,395	6,892
Short-term	661,219	439	—	661,658	—

	5,413,043	728,725	77,715	6,064,053	6,892

Fixed income securities pledged as collateral:
U.S. government obligations	265,517	262	—	265,779	—

Total collateralized investments	265,517	262	—	265,779	—

Total available-for-sale investments	$5,678,560	$728,987	$77,715	$6,329,832	$6,892

(1)	Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2013 and December 31, 2012.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments held by Successor Ambac, at December 31, 2013, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$552,974	$553,048
Due after one year through five years	1,079,855	1,075,612
Due after five years through ten years	1,385,296	1,343,119
Due after ten years	585,197	575,934

	3,603,322	3,547,713
Residential mortgage-backed securities	1,516,877	1,558,625
Collateralized debt obligations	184,118	183,872
Other asset-backed securities	1,020,251	992,448

	$6,324,568	$6,282,658

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2013 and December 31, 2012:

	Less Than 12 Months(1)
	Fair Value	Gross Unrealized Loss
Successor Ambac – December 31, 2013:
Fixed income securities:
Municipal obligations	$437,683	$28,427
Corporate obligations	877,356	23,894
Foreign government obligations	117,905	6,901
U.S. government obligations	70,044	2,176
U.S. agency obligations	5,834	70
Residential mortgage-backed securities	644,502	18,105
Collateralized debt obligations	137,685	463
Other asset-backed securities	629,957	36,598

	2,920,966	116,634
Short-term	—	—

Total temporarily impaired securities	$2,920,966	$116,634

(1)	As a result of the implementation of Fresh Start, amortized cost for available for sale securities were set to equal fair value on April 30, 2013. Accordingly, Successor Ambac does not have any gross unrealized losses that have been in a continuous unrealized loss position for greater than 12 months.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

Predecessor Ambac –December 31, 2012:
Fixed income securities:
Municipal obligations	$42,503	$354	$4,303	$29	$46,806	$383
Corporate obligations	69,727	1,081	132,916	8,036	202,643	9,117
U.S. government obligations	26,081	626	—	—	26,081	626
Residential mortgage-backed securities	88,504	5,319	116,146	15,236	204,650	20,555
Collateralized debt obligations	253	168	13,429	360	13,682	528
Other asset-backed securities	180	3	188,832	46,503	189,012	46,506

	227,248	7,551	455,626	70,164	682,874	77,715
Short-term	1,194	—	—	—	1,194	—

Total temporarily impaired securities	$228,442	$7,551	$455,626	$70,164	$684,068	$77,715

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of December 31, 2013 and December 31, 2012 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments; and (iv) it is not more likely than not that Ambac will be required to sell these securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities before the recovery of their amortized cost basis. As of December 31, 2013, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at December 31, 2013, $826,969 of the total fair value and $36,946 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2012, $192,190 of the total fair value and $43,934 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

estimated fair value of Ambac claim payments. The Segregated Account has been making interim cash payments in amounts equal to 25% of permitted Segregated Account policy claims since September 2012 (plus, in certain cases, Supplemental Payments as described in Note 1). No final decision has been announced by the Rehabilitator with respect to effectuating or amending the Segregated Account Rehabilitation Plan. Possible modifications to the Segregated Account Rehabilitation Plan, or additional orders from the Rehabilitation Court, with respect to the form, amount and timing of satisfying permitted policy claims could have a material effect on the recognition of other-than-temporary impairment for, and the fair value of, Ambac-wrapped securities. See Note 1 for additional information about the Segregated Account Rehabilitation Plan.

Municipal and corporate obligations

The gross unrealized losses on municipal and corporate obligations as of December 31, 2013 are primarily the result of the increase in interest rates since April 30, 2013. These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.

Residential mortgage-backed securities

Of the $18,105 of unrealized losses on residential mortgage-backed securities, $12,169 is attributable to Ambac-wrapped securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since April 30, 2013. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

Other asset-backed securities

Of the $36,598 of unrealized losses on other asset-backed securities as of December 31, 2013, $36,281 is attributable to 6 military housing, fixed-rate securities. The unrealized loss on these securities is largely due to the increase in interest rates since April 30, 2013. Management believes that the timely receipt of all principal and interest on these positions as well as on other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized (losses) gains and other-than-temporary impairments included in earnings for the affected periods:

	Successor Ambac – Eight Months Ended December 31, 2013	Predecessor Ambac – Four Months Ended April 30, 2013	Predecessor Ambac – Year Ended December 31, 2012
Gross realized gains on securities	$22,983	$47,448	$73,404
Gross realized losses on securities	(10,347)	(320)	(1,128)
Foreign exchange (losses) gains	(8,169)	6,177	(175)

Net realized gains	$4,467	$53,305	$72,101

Net other-than-temporary impairments(1)	$(46,764)	$(467)	$(5,990)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

During 2002 and 2003 Ambac recognized investment realized losses of $150,201 relating to its $174,500 investment in asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. In connection with a full and final settlement of a lawsuit brought by NCFE bondholders against Credit Suisse Securities LLC, a subsidiary of Ambac Assurance received cash recoveries of $39,978 in the four months ended April 30, 2013. Additionally, $1,441 of other recoveries were received from NCFE in the eight months ended December 31, 2013. These amounts were recorded within gross realized gains on securities.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain Ambac-wrapped securities. Such changes in estimated claim payments on Ambac-wrapped securities contributed to net other-than-temporary impairments for the periods presented in the table above. Further changes to estimated claim payments could result in additional other-than-temporary impairment charges in the future. Successor Ambac’s net other-than-temporary impairments relate to the company’s intent to sell certain securities that were in an unrealized loss position as of December 31, 2013. The year ended December 31, 2012 included credit impairments on certain other non-agency RMBS securities. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of December 31, 2013 and 2012 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Credit Impairment
Successor Ambac:
Balance as of May 1, 2013	$—
Additions for credit impairments recognized on:
Securities not previously impaired	1,185
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(3)
Securities that no longer have a portion of other-than-temporary impairment in other comprehensive income because of the company’s intent to sell such securities	—

Balance as of December 31, 2013	$1,182

Predecessor Ambac:
Balance as of January 1, 2013	$183,300
Additions for credit impairments recognized on:
Securities not previously impaired	—
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period(1)	$(183,300)

Balance as of April 30, 2013	$—

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Credit Impairment
Predecessor Ambac:
Balance as of January 1, 2012	$201,317
Additions for credit impairments recognized on:
Securities not previously impaired	824
Securities previously impaired	5,166
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(24,007)

Balance as of December 31, 2012	$183,300

(1)	Includes reduction made in connection with Fresh Start, under which the cost basis of all invested assets have been set to fair value as of the Fresh Start Reporting Date. As described in Note 3, adopting Fresh Start results in a new reporting entity with no beginning retained earnings or accumulated deficit. Therefore cumulative credit impairments for Successor Ambac on May 1, 2013 are $0.

Counterparty Collateral, Deposits with Regulators and Other Restrictions:

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)	Cash and securities held in Ambac’s investment portfolio—Ambac pledges assets it holds in its investment portfolio to investment agreement and derivative counterparties. Securities pledged to investment agreement counterparties may not then be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

(2)	Cash and securities pledged to Ambac under derivative agreements—Ambac may re-pledge securities it holds from certain derivative counterparties to other derivative counterparties in accordance with its rights and obligations under those agreements.

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at December 31, 2013 and December 31, 2012:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Repurchase Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
Successor Ambac – December 31, 2013:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$497,949	$371,723	$126,223
Cash and securities pledged from derivative counterparties	690	—	—

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Repurchase Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties

Predecessor Ambac – December 31, 2012:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$646,663	$375,412	$271,251
Cash and securities pledged from derivative counterparties	—	—	—

Securities carried at $6,799 and $6,945 at December 31, 2013 and December 31, 2012, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Securities with fair value of $240,150 and $201,329 at December 31, 2013 and December 31, 2012, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 4, Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2013 and December 31, 2012, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating(1)
Successor Ambac – December 31, 2013:
Ambac Assurance Corporation(2)	$64,596	$—	$1,747,283	$—	$1,811,879	CCC+
National Public Finance Guarantee Corporation	532,752	37,642	—	—	570,394	A+
Assured Guaranty Municipal Corporation	372,392	77,163	—	—	449,555	A+
MBIA Insurance Corporation	—	17,444	—	—	17,444	BBB-
Assured Guaranty Corporation	—	—	2,917	—	2,917	D
Financial Guarantee Insurance Corporation	—	—	2,869	—	2,869	D

Total	$969,740	$132,249	$1,753,069	$—	$2,855,058	BB-

Predecessor Ambac – December 31, 2012:
Ambac Assurance Corporation(2)	$66,270	$4,717	$1,344,289	$—	$1,415,276	B
National Public Finance Guarantee Corporation	720,904	43,010	—	—	763,914	AA-
Assured Guaranty Municipal Corporation	448,241	169,245	4,923	—	622,409	A
MBIA Insurance Corporation	—	19,733	2,143	—	21,876	BBB-
Assured Guaranty Corporation	—	—	14,743	—	14,743	D
Financial Guarantee Insurance Corporation	17,599	—	4,182	—	21,781	A-

Total	$1,253,014	$236,705	$1,370,280	$—	$2,859,999	BBB-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.
(2)	Includes asset-backed securities with a fair value of $50,953 and $45,630 at December 31, 2013 and December 31, 2012, respectively, insured by Ambac UK.

Investment Income:

Net investment income was comprised of the following for the affected periods:

	Successor Ambac – Eight Months Ended December 31, 2013	Predecessor Ambac – Four Months Ended April 30, 2013	Predecessor Ambac – Year Ended December 31, 2012
Fixed income securities	$147,014	$118,097	$386,385
Short-term investments	1,528	677	1,405
Loans	306	146	714
Investment expense	(5,982)	(2,549)	(5,602)

Securities available-for-sale and short-term	142,866	116,371	382,902
Other investments	3,580	369	—

Total net investment income	$146,446	$116,740	$382,902

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Net investment income from Other investments represents changes in fair value on securities classified as trading or under the fair value option. Successor Ambac gains and (losses) for the eight months ended December 31, 2013 on securities still held at the reporting date was $1,878. Predecessor Ambac gains for the four months ended April 30, 2013 on securities still held at December 31, 2013 were ($131). There were no such investments held during 2012.

12.        DERIVATIVE INSTRUMENTS

The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Successor Ambac—December 31, 2013:
Derivative Assets:
Interest rate swaps	$132,250	$56,876	$75,374	$—	$75,374
Futures contracts	2,337	—	2,337	690	1,647

Total non-VIE derivative assets	$134,587	$56,876	$77,711	$690	$77,021

Derivative Liabilities:
Credit derivatives	$94,322	$—	$94,322	$—	$94,322
Interest rate swaps	216,287	56,876	159,411	42,555	116,856
Other contracts	165	—	165	—	165

Total non-VIE derivative liabilities	$310,774	$56,876	$253,898	$42,555	$211,343

Variable Interest Entities
Interest rate swaps	$1,680,834	$—	$1,680,834	$—	$1,680,834
Currency swaps	91,472	—	91,472	—	91,472

Total VIE derivative liabilities	$1,772,306	$—	$1,772,306	$—	$1,722,306

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Predecessor Ambac—December 31, 2012:
Derivative Assets:
Interest rate swaps	$198,117	$73,264	$124,853	$—	$124,853
Futures contracts	1,253	—	1,253	—	1,253

Total non-VIE derivative assets	$199,370	$73,264	$126,106	$—	$126,106

Derivative Liabilities:
Credit derivatives	$213,585	$—	$213,585	$—	$213,585
Interest rate swaps	390,774	73,264	317,510	180,113	137,397
Other contracts	220	—	220	—	220

Total non-VIE derivative liabilities	$604,579	$73,264	$531,315	$180,113	$351,202

Variable Interest Entities
Interest rate swaps	$2,131,315	$—	$2,131,315	$—	$2,131,315
Currency swaps	90,466	—	90,466	—	90,466

Total VIE derivative liabilities	$2,221,781	$—	$2,221,781	$—	$2,221,781

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

$3,040 and $5,472 as of December 31, 2013 and December 31, 2012, respectively. The amounts representing the obligation to return cash collateral recorded in “Other liabilities” were $690 and $0 as of December 31, 2013 and December 31, 2012.

	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Successor Ambac	Predecessor Ambac
		Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Eight Months Ended December 31, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Four Months Ended April 30, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Year Ended December 31, 2012
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$192,869	$(60,384)	$(9,219)

Financial Services derivatives products:
Interest rate swaps	Derivative products	104,114	(30,622)	(111,396)
Currency swaps	Derivative products	—	—	807
Futures contracts	Derivative products	10,925	(3,133)	(14,864)
Other derivatives	Derivative products	(268)	20	449

Total Financial Services derivative products		114,771	(33,735)	(125,004)

Call options on long-term debt	Other income	—	—	100,710

Variable Interest Entities:
Currency swaps	(Loss) income on variable interest entities	(890)	(116)	(27,388)
Interest rate swaps	(Loss) income on variable interest entities	495,712	(203,620)	(107,341)

Total Variable Interest Entities		494,822	(203,736)	(134,729)

Total derivative contracts		$802,462	$(297,855)	$(168,242)

Financial Guarantee Credit Derivatives:

Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at December 31, 2013 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

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

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of December 31, 2013 and December 31, 2012:

Successor Ambac—December 31, 2013

Ambac Rating	CLO	Other	Total
AAA	$—	$24,034	$24,034
AA	1,209,071	203,025	1,412,096
A	128,666	107,251	235,917
BBB(1)	—	826,175	826,175
Below investment grade(2)	—	277,881	277,881

	$1,337,737	$1,438,366	$2,776,103

Predecessor Ambac—December 31, 2012

Ambac Rating	CLO	Other	Total
AAA	$166,200	$512,283	$678,483
AA	4,676,362	1,278,756	5,955,118
A	1,313,205	2,370,988	3,684,193
BBB(1)	—	672,293	672,293
Below investment grade(2)	—	291,690	291,690

	$6,155,767	$5,126,010	$11,281,777

(1)	BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles.
(2)	Below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

The tables below summarize information by major category as of December 31, 2013 and December 31, 2012:

Successor Ambac—December 31, 2013

	CLO	Other	Total
Number of CDS transactions	7	13	20
Remaining expected weighted-average life of obligations (in years)	2.1	5.0	3.6
Gross principal notional outstanding	$1,337,737	$1,438,366	$2,776,103
Net derivative liabilities at fair value	$(7,993)	$(86,329)	$(94,322)

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

Adversely classified credits are assigned risk classifications by the surveillance group. As of December 31, 2013, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $62,296 and gross notional principal outstanding of $277,881. As of December 31, 2012, there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $67,219 and total notional principal outstanding of $291,690.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of December 31, 2013 and December 31, 2012 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	Successor Ambac – December 31, 2013	Predecessor Ambac – December 31, 2012
Interest rate swaps—receive-fixed/pay-variable	$697,837	$727,926
Interest rate swaps—pay-fixed/receive-variable	1,540,976	1,657,382
Interest rate swaps—basis swaps	146,705	161,690
Futures contracts	100,000	161,500
Other contracts	75,650	75,651

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Derivatives of Consolidated Variable Interest Entities

Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of December 31, 2013 and December 31, 2012 are as follows:

Type of VIE derivative	Notional
	Successor Ambac – December 31, 2013	Predecessor Ambac – December 31, 2012
Interest rate swaps—receive-fixed/pay-variable	$1,818,118	$1,782,999
Interest rate swaps—pay-fixed/receive-variable	3,350,714	4,707,454
Currency swaps	770,319	755,438
Credit derivatives	20,130	20,885

Call Option on Long-Term Debt

Ambac Assurance had certain contractual options to repurchase $500,000 of its surplus notes at a discount to their par value which were considered stand-alone derivatives. Surplus notes are classified under Long-term debt on the Consolidated Balance Sheets. These call options were exercised in June 2012. Gains from the change in fair value of the call options were recognized within Other income in the Consolidated Statements of Total Comprehensive Income in the amount of $100,710 for the year ended December 31, 2012.

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

As of December 31, 2013 and 2012, the net liability fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk was $42,555 and $180,113, respectively, related to which Ambac had posted assets as collateral with a fair value of $126,223 and $265,779, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on December 31, 2013, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

13.        LOANS

Loans had been extended: (i) by VIEs which are consolidated by Ambac under ASC Topic 810 as a result of Ambac’s financial guarantees of the VIEs’ note liabilities and/or assets, and (ii) to certain institutions in connection with various transactions.

Loans by consolidated VIEs are generally carried at fair value on the Consolidated Balance Sheets. See Note 4 for further information about VIEs for which the assets and liabilities are carried at fair value. VIE loans that

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

had not been carried at fair value have been adjusted to fair value for fresh start reporting. Subsequent to the Fresh Start Reporting Date, we have elected to continue accounting for these VIEs at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. VIE loans carried at cost had a principal balance of $209,807 at December 31, 2012. Interest rates on these loans ranged from 5.33% to 5.42% and had a stated maturity of 2047 at December 31, 2012. Collectability of these loans is evaluated individually on an ongoing basis in connection with the surveillance of the related financial guarantee transactions. No loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2013 or 2012.

Other loans had a combined outstanding principal balance of $6,238 and $9,203 at December 31, 2013 and 2012, respectively. Interest rates on these loans were 4.62% at December 31, 2013 and ranged from 4.67% to 7.00% at December 31, 2012. The maturity dates of these loans were June 2026 as of December 31, 2013 and ranged from December 2013 to June 2026 as of December 31, 2012. Collectability of these loans is evaluated individually on an ongoing basis; no loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2013 or 2012.

14.        LONG-TERM DEBT

The carrying value of long-term debt was as follows:

	Successor Ambac – December 31, 2013	Predecessor Ambac – December 31, 2012
Ambac Assurance Corporation:
5.1% surplus notes, general account, due 2020	$909,186	$139,476
5.1% surplus notes, segregated account, due 2020	39,797	6,502
5.1% junior surplus notes, segregated account, due 2020	14,195	4,192

Ambac Assurance long-term debt	$963,178	$150,170

Variable Interest Entities:
Total long-term debt	$14,091,753	$15,436,008

Ambac Assurance Surplus Notes with a par amount of $1,210,821 at December 31, 2013 and 2012 are reported in long-term debt on the Consolidated Balance Sheet and have a scheduled maturity of June 7, 2020. These surplus notes were issued in connection with the Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, and were recorded at their fair value at the date of issuance. Since issuance, Predecessor Ambac had accreted the discount into earnings using the effective interest method, based on an imputed interest rate of 53.9% at the date of issuance. The carrying values of these surplus notes were adjusted to fair value as of the Fresh Start Reporting Date. Subsequent to the Fresh Start Reporting Date, Successor Ambac has accreted the discount based on an imputed interest rate of 10.5%. All payments of principal and interest on the Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Ambac Assurance Surplus Notes, such interest will accrue and compound annually until paid. OCI disapproved of the requests of Ambac Assurance to pay interest on all outstanding Surplus Notes issued by Ambac on their respective scheduled interest payment dates since their issuance. At the time of issuance, Ambac Assurance entered into call option agreements to repurchase, at significant discounts to par, surplus notes with an aggregate par amount of $939,179. Certain of these call options were free-standing derivatives for accounting purposes and were carried at fair value as assets on the Consolidated Balance Sheets. In June 2012, Ambac Assurance exercised certain of these options and repurchased surplus notes with total par value of $789,179 for an aggregate cash payment of $188,446 pursuant to such call option agreements. The

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

acquisition of surplus notes pursuant to such call option agreements had been approved by OCI and by the Rehabilitator, whose approval was conditioned upon the approval by the Rehabilitation Court, which was granted on June 4, 2012. Ambac Assurance had sought approval from OCI and the Rehabilitator to repurchase an additional $150,000 of Ambac Assurance Surplus Notes pursuant to a third call option agreement entered into with respect to such surplus notes, but OCI and the Rehabilitator declined to approve the repurchase. The carrying value of extinguished surplus notes and accrued interest less the fair value of the free-standing derivatives were below the call option exercise prices and, accordingly, for the year ended December 31, 2012, Ambac recognized a realized loss of $177,745. The remaining options to acquire surplus notes have expired.

The Segregated Account Surplus Notes, with a par amount of $53,000 at December 31, 2013 and 2012, are reported in long-term debt on the Consolidated Balance Sheets and have a scheduled maturity of June 7, 2020. These surplus notes were recorded at their fair value at the date of issuance. Since issuance, Predecessor Ambac had accreted the discount into earnings using the effective interest method, based on an imputed interest rate of 52.8% at the date of issuance. The carrying values of these surplus notes were adjusted to estimated fair value as of the Fresh Start Reporting Date. Subsequent to the Fresh Start Reporting Date, Successor Ambac has accreted the discount based on an imputed interest rate of 10.5%. All payments of principal and interest on the Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Surplus Notes, such interest will accrue and compound annually until paid. OCI disapproved of the requests of the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding Surplus Notes on their respective scheduled interest payment dates since their issuance.

The Segregated Account Junior Surplus Notes, with a par value of $28,039 and $36,082 at December 31, 2013 and 2012, respectively, are reported in long-term debt on the Consolidated Balance Sheets and have a scheduled maturity of June 7, 2020. These surplus notes were recorded at their fair value at the date of issuance. Since issuance, Predecessor Ambac had accreted the discount into earnings using the effective interest method, based on an imputed interest rate of 58.3% at the date of issuance. The carrying values of these surplus notes were adjusted to estimated fair value as of the Fresh Start Reporting Date. Subsequent to the Fresh Start Reporting Date, Successor Ambac has accreted the discount based on an imputed interest rate of 19.5%. These junior surplus notes were issued in connection with a settlement agreement (the “OSS Settlement Agreement”) entered into among Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) with respect to the termination of Ambac’s office lease with OSS. The outstanding principal amount of one such note shall, according to its terms, be reduced based on (i) rents paid after the initial term of the lease entered into between OSS and Ambac Assurance as part of such settlement and (ii) the value of any distribution that OSS receives on account of its allowed claim in Ambac’s chapter 11 case, determined as set forth in the OSS Settlement Agreement. Pursuant to the OSS Settlement Agreement, $8,043 par value of the Segregated Account Junior Surplus Notes were reduced on the Effective Date. No payment of interest on or principal of the Segregated Account Junior Surplus Notes may be made until all existing and future indebtedness of the Segregated Account, including Segregated Account Surplus Notes, policy claims and claims having statutory priority have been paid in full. All payments of principal and interest on the Junior Segregated Account Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Junior Surplus Notes, such interest will accrue and compound annually until paid. OCI disapproved of the requests of the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on all outstanding Surplus Notes issued by the Segregated Account on their respective scheduled interest payment dates since their issuance.

The variable interest entity notes were issued by consolidated VIEs. Generally, Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on the variable interest notes. Consequently,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $14,251,771 and $15,684,925 as of December 31, 2013 and December 31, 2012, respectively. The range of final maturity dates of the outstanding long-term debt associated with these VIEs is February 2015 to December 2047 as of December 31, 2013, and February 2013 to December 2047 as of December 31, 2012. As of December 31, 2013 and 2012, the interest rates on these VIEs’ long-term debt ranged from 0.50% to 13.00% and from 0.39% to 12.63%, respectively. At December 31, 2013 and 2012 VIE notes outstanding also included certificates with a par value of $0 and $14,588, respectively, issued through a secured borrowing transaction. Interest on the secured borrowing was payable monthly at an annual rate of 6.65%. The effective interest rate on the secured borrowing was 8.97%. Under the transaction, certain RMBS securities owned and guaranteed by Ambac Assurance were deposited into a bankruptcy remote trust to collateralize and fund repayment of the debt. These securities are included in Invested assets on the Consolidated Balance Sheets and had a current par outstanding of $233,484 and $266,848 as of December 31, 2013 and 2012, respectively, and a fair value of $240,150 and $201,329 as of December 31, 2013 and 2012, respectively. Interest and principal on the secured borrowing was payable from the first non-insurance proceeds from these pledged RMBS securities. Please refer to Note 4 for a detailed description of the VIEs. Final maturities of VIE long-term debt for each of the five years following December 31, 2013 are as follows: 2014—$0; 2015—$598,455; 2016—$0; 2017—$0; 2018—$173,206.

15.        OBLIGATIONS UNDER INVESTMENT AGREEMENTS

Obligations under investment agreements, including those structured in the form of repurchase agreements, are recorded on a settlement-date basis. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to the legal maturity date. Amounts included in the table below are based on the expected optional draw date. As of December 31, 2013 and 2012, the contractual interest rates for these agreements, which include both fixed and variable, ranged from 0.23% to 6.04% and from 0.33% to 6.04%, respectively. As of December 31, 2013 and 2012, the carrying value of obligations under investment and investment repurchase agreements, including unamortized discounts or premiums to principal, were $359,070 and $362,017, respectively.

Principal due under investment and investment repurchase agreements, based on the expected optional draw date, in each of the next five years ending December 31, and the periods thereafter, are as follows:

Principal Amount
2014	$—
2015	44,374
2016	190,051
2017	124,308
2018	—
All later years	—

$358,733

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

As of December 31, 2013 Ambac had loss carryforwards totaling $6,220,353. This includes carryforwards of $605,441 relating to U.S. capital losses, $297,919 of Ambac UK loss carryforwards, and an ordinary U. S. federal net operating tax carryforward of approximately $5,316,993, which, if not utilized, will begin expiring in 2029, and will fully expire in 2034.

On April 3, 2013, Ambac, the Creditors’ Committee, Ambac Assurance, the Segregated Account, OCI and the Rehabilitator submitted to the IRS and the Department of Justice, Tax Division, a letter which modified and supplemented the terms of the Offer Letter to settle a dispute with the IRS and related proceedings. On April 4, 2013, the Department of Justice, Tax Division, accepted the Offer Letter as supplemented and modified (the “IRS Settlement”). On April 8, 2013, Ambac filed a motion with the Bankruptcy Court seeking approval of the terms of the IRS Settlement. On April 29, 2013, the Bankruptcy Court approved in all respects the IRS Settlement, which settled the IRS claim, and authorized and directed Ambac, in part, to effectuate the IRS Settlement and to take any other actions as may be reasonably necessary to consummate the settlement, including, without limitation, the execution of a closing agreement with the IRS, and entry of a stipulation dismissing the IRS adversary proceeding with prejudice. On April 30, 2013, Ambac paid to the United States Department of the Treasury $1,900 and the Segregated Account paid the United States Department of Treasury $100,000. Upon confirmation of payment, Ambac and the Internal Revenue Service entered into a closing agreement on April 30, 2013 which resolved with finality all federal income tax liability of Ambac for the 2003 through 2009 tax years and resolved with finality the federal income tax liability of Ambac for the 2010 tax year solely with respect to items of income, gain, deductions or loss related to the CDS contracts. Ambac relinquished its claim to all net operating loss carry forwards resulting from losses on credit default swap contracts arising on or before December 31, 2010 to the extent such net operating loss carry forwards exceed $3,400,000. The exact amount of the loss carryforward relinquishment was $1,059,988. The closing agreement does not resolve the tax treatment of CDS contracts for tax years subsequent to 2010.

Upon emergence from bankruptcy, approximately $816,380 of the Net Operating Loss (“NOL”) was reduced for cancellation of indebtedness income and reduction of interest expense pursuant to IRC Section 382(l)(5).

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2013 and December 31, 2012 are presented below:

	Successor Ambac – December 31, 2013	Predecessor Ambac – December 31, 2012
Deferred tax liabilities:
Insurance intangible	$559,288	$—
Variable interest entities	131,137	22,015
Investments	168,653	—
Deferred acquisition costs	—	57,262
Unearned premiums and credit fees	38,826	22,714
Other	2,221	17,251

Total deferred tax liabilities	900,125	119,242

Deferred tax assets:
Unrealized losses & impairments on investments	—	12,605
Net operating loss and capital carryforward	2,177,029	2,857,926
Loss reserves	634,692	490,677
Compensation	8,724	7,184
AMT Credits	4,269	—
Other	58,581	5,687

Sub-total deferred tax assets	2,883,295	3,374,079
Valuation allowance	1,985,369	3,256,423

Total deferred tax assets	897,926	117,656

Net deferred tax liability	$2,199	$1,586

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

Ambac’s provision for income taxes charged to income from continuing operations is comprised of the following:

	Successor Ambac	Predecessor Ambac
	For the Eight Months Ended December 31, 2013	For the Four Months Ended April 30, 2013	For the Year Ended December 31, 2012
Current taxes	$6,984	$761	$1,263
Deferred taxes	530	(6)	1,586

	$7,514	$755	$2,849

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2013 and 2012 is as follows:

	Successor Ambac	Predecessor Ambac
	For the Eight Months Ended December 31, 2013	For the Four Months Ended April 30, 2013	For the Year Ended December 31, 2012
Total income taxes charged to net income	$7,514	$755	$2,849
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities	284	(204,145)	18,448
Valuation Allowance to Equity	(284)	204,145	(18,448)

Other	—	—	—

Total charged to stockholders’ equity:	—	—	—

Total effect of income taxes	$7,514	$755	$2,849

The tax provisions in the accompanying Consolidated Statements of Total Comprehensive Loss reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	Successor Ambac		Predecessor Ambac
	For the Eight Months Ended December 31, 2013		For the Four Months Ended April 30, 2013		For the Year Ended December 31, 2012
	$	%	$	%	$	%
Tax on income from continuing operations at statutory rate	$179,311	35.0%	$1,171,812	35.0%	($89,777)	35.0%
Changes in expected tax resulting from:
Reorganization income	—	0.0%	(712,581)	(21.3)%	—	— %
Tax bankruptcy adjustments	—	0.0%	285,734	8.5%	—	— %
IRS Settlement	—	0.0%	370,996	11.1%	—	— %
Tax-exempt interest	(11,988)	(2.3)%	(4,996)	(0.1)%	(17,795)	6.9%
Valuation allowance	(160,064)	(31.2)%	(1,110,230)	(33.2)%	107,502	(41.9)%
Net addition to (release of) tax reserves	—	— %	—	— %	—	— %
Other, net	255	0.0%	20	0.0%	2,919	(1.1)%

Tax expense on income from continuing operations	$7,514	1.5%	$755	— %	$2,849	(1.1)%

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2013 and 2012 is as follows:

	Successor Ambac	Predecessor Ambac
	For the Eight Months Ended December 31, 2013	For the Four Months Ended April 30, 2013	For the Year Ended December 31, 2012
Balance at January 1,	$—	$96,900	$96,900
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions(1)	—	(96,900)	—

Balance at December 31,	—	$—	$96,900

(1)	Amount paid in connection with IRS settlement as noted above.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Included in these balances at December 31, 2013, April 30, 2013 and December 31, 2012 are $0, $0 and $96,900, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the Successor period from May 1 to December 31, 2013, the Predecessor period January 1 to April 30, 2013 and December 31, 2012, Ambac recognized interest of approximately $0, $0 and $0, respectively. Ambac had approximately $0, $0 and $0 for the payment of interest accrued at December 31, 2013, April 30, 2013 and December 31, 2012, respectively.

Pursuant to the Amended TSA, to the extent Ambac Assurance generates taxable income after September 30, 2011, which is offset with NOLs (or the proportionate amount of AMT NOL (as defined below)), it is obligated to make payments (“Tolling Payments”), subject to certain credits, to Ambac in accordance with the following NOL usage table, where the “Applicable Percentage” is applied to the aggregate amount of federal income tax liability that would have been paid if the “Allocated NOLs” were not available:

NOL Usage Table

NOL Usage Tier	Allocated NOLs	Applicable Percentage
A	The first $479,000,000	15%
B	The next $1,057,000,000 after Tier A	40%
C	The next $1,057,000,000 Tier B	10%
D	The next $1,057,000,000 after Tier C	15%

To the extent Ambac Assurance utilizes Allocated NOLs generated prior to September 30, 2011 greater than $3,650,000,000 it is obligated to pay Ambac 25% of the federal income tax liability that would have been paid if the NOLs were not available.

For the period from September 30, 2011 through December 31, 2013, Ambac Assurance has generated taxable losses of approximately $270,321. Future taxable income shall be offset against this amount prior to payments under the NOL usage table above.

The NOL allocable to AFG as of December 31, 2013 is $1,396,673.

17.        EMPLOYMENT BENEFIT PLANS

Postretirement Health Care and Other Benefits:

Ambac provides postretirement and postemployment benefits, including health and life benefits covering certain employees who meet certain age and service requirements. None of the plans are currently funded. Postretirement and postemployment benefits expense was $3,445 and $2,099 in 2013 and 2012, respectively.

Effective August 1, 2005, new employees were not eligible for postretirement benefits. In 2013, post retirement benefits offered to retirees was amended such that Ambac would no longer sponsor a health plan beginning in 2014. This requires retirees to purchase their own insurance policy with a portion of their premium being reimbursed by Ambac. The unfunded accumulated postretirement benefit obligation was $9,374 as of December 31, 2013. The assumed health care cost trend rates range from 8.5% in 2013, decreasing ratably to 5% in 2021. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2013, by $1,712 and the 2013 benefit expense by $536. Decreasing the assumed health care cost trend rate by one percentage point in each future year

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

would decrease the accumulated postretirement benefit obligation at December 31, 2013 by $1,323 and the 2013 benefit expense by $399.

The following table sets forth projected benefit payments from Ambac’s postretirement plan over the next ten years for current retirees:

Amount
2014	299
2015	327
2016	339
2017	337
2018	358
All later years	2,141

$3,801

The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with similar duration to that of the benefit plans. The rate used for the projected plan benefit obligations at the measurement date for December 31, 2013 and 2012 was 4.75% and 4.00%, respectively.

Savings Incentive Plan:

Substantially all employees of Ambac are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac makes employer matching contributions equal 100% of the employees’ contributions, up to 3% of such participants’ base compensation plus 50% of contributions to an additional 2% of base compensation, subject to limits set by the Internal Revenue Code. The total cost of the Savings Incentive Plan was $1,130 and $1,058 in 2013 and 2012, respectively.

Stock Compensation:

Employees, directors and consultants of Ambac may be eligible to participate in Ambac’s 2013 Incentive Compensation Plan (“2013 Plan”) subject to the discretion of the compensation committee of Ambac’s Board of Directors. The 2013 Plan provides for incentives and rewards that are valued or determined by reference to Ambac common stock as traded on the NASDAQ exchange. There are 4,000,000 shares of Ambac’s common stock authorized for awards under the 2013 Plan of which 3,779,146 shares are available for future grant.

Employees of Ambac previously participated in Ambac Financial Group Inc.’s 1997 Equity Plan, which provided for the granting of stock options, stock appreciation rights, restricted stock units, performance units and other awards that were valued or determined by reference to its common stock. The 1997 Equity Plan was cancelled upon Ambac’s emergence from bankruptcy in 2013. No stock grants were made under the 1997 Equity Plan in 2013 or 2012.

Stock Options:

Stock options were awarded to directors under the 2013 Plan that will vest on April 30, 2014 and have a term of seven years from the grant date. Stock option awards to directors provide for accelerated vesting upon change in control, death or disability, or involuntary removal other than for cause (not including removal pursuant to a shareholder vote at a regularly scheduled annual meeting of shareholders). Upon voluntary resignation, the options shall vest as of the date of such resignation in an amount equal to the number of then

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

outstanding options multiplied by a fraction, the numerator of which shall be the number of calendar days which have lapsed since the grant date and the denominator of which shall be the number of calendar days from the grant date to the one-year anniversary of the grant date. No stock options have been awarded to employees or consultants under the 2013 Plan.

The Black-Scholes-Merton model was used to estimate the fair value of the service condition based stock options on the grant date. The assumptions for the 2013 stock option grant are as follows:

2013
Risk-free interest rate	0.963%
Expected volatility	50.2%
Dividend yield	0.0%
Expected life	3.33 years

The expected volatility is based on the implied volatilities from traded options on Ambac’s stock, the historical volatility of Ambac’s stock, and the historical volatilities of our peer industry group. Peer group historical volatilities were considered due to the fact that Ambac stock has been traded for a time period less than the expected life of the options. A zero dividend yield was assumed based on the uncertainty of Ambac making dividend payments over the expected life of these options. The risk-free interest rate reflects the U.S. Treasury yield curve in effect at the time of the grant. The expected life represents the period of time that options granted are expected to be outstanding and is based on certain factors we believe will influence exercise behavior.

A summary of option activity for the years ending December 31, 2013 and 2012 is as follows:

Successor Ambac – 8 months Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	—	$—
Granted	66,668	20.63	$262	6.98
Exercised	—	na.
Forfeited or expired	—	na.

Outstanding at end of period	66,668	$20.63	$262	6.98

Exercisable	—	$—	$—	na.

Predecessor Ambac – 4 months Ended April 30, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	602,775	$41.17
Granted	—	na.
Exercised	—	na.
Forfeited or expired	(602,775)	$41.17

Outstanding at end of period	—	na.	$—	na.

Exercisable	—	$ —	$—	na.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Predecessor Ambac – December 31, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	1,139,429	$45.15
Granted	—	na.
Exercised	—	na.
Forfeited or expired	(536,654)	$49.63

Outstanding at end of year	602,775	$41.17	$—	1.46

Exercisable	602,775	$41.17	$—	1.46

As of December 31, 2013 and 2012 there were $444 and $0 of total unrecognized compensation costs related to unvested stock options granted, respectively. The 2013 costs are expected to be recognized over a weighted average period of 0.33 years. Gross stock option expense for 2013 and 2012 was $56 and $0, respectively. The net income effect from stock options for 2013 and 2012 was $56 and $0, respectively.

Restricted Stock Units (“RSUs”)

RSUs were awarded to employees under the 2013 Plan that will vest in two installments, 50% on the grant date and 50% on the first anniversary of the grant date. RSU awards to employees provide for accelerated vesting upon change in control or death or disability. Such employee RSUs will settle and convert into Ambac shares upon the earlier of (a) the employee’s termination of employment other than for cause and (b) the second anniversary of the applicable vesting date.

RSUs were awarded to directors under the 2013 Plan that will vest on April 30, 2014. These RSUs will not settle until the respective director’s termination from the board of directors or, if earlier, upon a change in control. All RSUs provide for accelerated vesting upon a change in control, death or disability or involuntary removal other than for cause (not including removal pursuant to a shareholder vote at a regularly scheduled annual meeting of shareholders). Upon voluntary resignation, the RSUs shall vest as of the date of such resignation in an amount equal to the number of then outstanding RSUs multiplied by a fraction, the numerator of which shall be the number of calendar days which have lapsed since the grant date and the denominator of which shall be the number of calendar days from the grant date to the one-year anniversary of the grant date.

As of December 31, 2013, 154,186 RSUs remained outstanding, of which (i) 113,921 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 40,265 units did not require future service. As of December 31, 2012, 104,389 RSUs remained outstanding, of which (i) 70,530 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 33,859 units did not require future service. Gross RSU expense for 2013 and 2012 was $1,051 and $0, respectively. The net income effect from RSUs for 2013 and 2012 was $1,051 and $0, respectively.

Ambac’s closing share price on the grant date was used to estimate the fair value of the service condition based RSU on the grant date.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Information with respect to the RSU awards is as follows:

2013
RSUs and other stock awarded	155,123
Weighted average fair value per share	$20.63
Gross RSU expense	$1,051
Net income effect	$1,051

A summary of RSU activity for 2013 and 2012 is as follows:

	Successor Ambac – 8 Months Ended December 31, 2013
	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	—	$—
Granted	155,123	$20.63
Delivered	(937)	$20.63
Forfeited	—	$—

Outstanding at end of period	154,186	$20.63

	Predecessor Ambac – 4 Months Ended April 30, 2013
	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	104,389	$21.43
Granted	—	$—
Delivered	(843)	$74.43
Forfeited	(103,546)	$20.40

Outstanding at end of period	—	$—

	Predecessor Ambac – December 31, 2012
	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	113,739	$23.96
Granted	—	$—
Delivered	(9,350)	$52.16
Forfeited	—	$—

Outstanding at end of year	104,389	$21.43

As of December 31, 2013 and 2012, there was $2,150 and $0 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 0.7 years. The fair value for RSUs vested during 2013 and 2012 was $19 and $0, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

18.        COMMITMENTS AND CONTINGENCIES

Ambac is responsible for leases on the rental of office space. The lease agreements, the initial terms of which expire periodically through December 2015, contain provisions for scheduled periodic rent increases and are accounted for as operating leases. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

Amount
2014	$5,471
2015	5,374
2016	—
2017	—
2018	—
All later years	—

$10,845

Rent expense for the aforementioned leases amounted to $5,293 and $4,685 for the years ended December 31, 2013 and 2012, respectively.

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

Various third parties have filed motions or objections in the Rehabilitation Court and/or moved to intervene in the Segregated Account Rehabilitation Proceeding. On January 24, 2011, the Rehabilitation Court issued its Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation, with Findings of Fact and Conclusions of Law (the “Confirmation Order”). Notices of appeal from the Confirmation Order were filed by various parties, including policyholders. These appeals challenged various provisions of the Segregated Account Rehabilitation Plan and actions the Rehabilitator or the Wisconsin Commissioner of Insurance had taken in formulating the Segregated Account Rehabilitation Plan. These appeals from the Confirmation Order were consolidated with earlier-filed appeals challenging, among other things, the issuance of injunctive relief and a settlement between Ambac Assurance and various financial institutions. On October 24, 2013, the Wisconsin Court of Appeals affirmed the Confirmation Order and the Rehabilitation Court’s rejection of the objections filed by various third parties before entry of the Confirmation Order. On November 22, 2013, petitions seeking discretionary review of this ruling by the Wisconsin Supreme Court were filed by (1) Wells Fargo Bank, National Association, as trustee for certain insured bonds issued by the Las Vegas Monorail Co., and four Eaton Vance entities claiming to own some number of these bonds; and (2) Deutsche Bank National Trust Company, Deutsche Bank Trust Company Americas, and U.S. Bank National Association, all as trustees for certain insured bonds or obligations. Additionally, on December 6, 2013, the Customer Asset Protection Company (“CAPCO”) filed a Response to these two petitions for review in which CAPCO took no position on whether the Wisconsin Supreme Court should grant the petitions,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

but asked the court to allow further consideration of Wis. Stat. § 645.68 if it does grant the petitions for review. The Rehabilitator responded by opposing further review by the Wisconsin Supreme Court. The Wisconsin Supreme Court has not yet issued a determination on whether to grant the petitions for discretionary review.

On August 17, 2012, the Rehabilitator filed two motions with the Rehabilitation Court relating to policies allocated to the Segregated Account and issued in connection with residential mortgage-backed securities (“RMBS”). The first motion (the “Injunction Scope Motion”) sought to confirm the scope of the relief issued by the Rehabilitation Court under its March 24, 2010 Order for Temporary Injunctive Relief, as supplemented by its November 8, 2010 Order for Temporary Supplemental Injunctive Relief and made permanent by its January 24, 2011 Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation (the “Injunction”). On September 12, 2012, the Rehabilitation Court approved by order the Injunction Scope Motion, confirming that one of the effects of the Injunction is, among other things, to prevent Ambac Assurance and the Segregated Account from losing any rights to obtain relief for counterparties’ breaches of the transaction documents relating to RMBS and to prohibit counterparties to such transaction documents from taking any actions to prevent or attempt to prevent Ambac Assurance and/or the Segregated Account from exercising or enforcing any rights (including the right to demand repurchases of certain non-compliant loans), interests and/or claims pursuant to these transaction documents due to the existence of the rehabilitation proceedings and/or the occurrence of any acts taken or not taken or authorized to be taken pursuant thereto. The time to appeal the Court’s September 12th Order has expired and no appeals have been taken.

On January 17, 2014, the Rehabilitator filed a motion to obtain court approval to disburse settlement proceeds as permitted policy claim payments to specific policyholders as required by a settlement entered into with Residential Capital, LLC and related debtors in bankruptcy proceedings in the U.S. Bankruptcy Court for the Southern District of New York (the “ResCap Settlement”). In addition to seeking this approval with respect to the ResCap Settlement, the motion seeks the court’s confirmation of the Rehabilitator’s authority to distribute proceeds from settlements of RMBS Remediation Claims (as defined in the motion) as he deems appropriate and in the best interests of the Segregated Account and such distributions may include (i) paying claims by making payments in excess of the then applicable claims cash payment percentage, and/or (ii) paying all or portions of unpaid permitted policy claims. On February 7, 2014, three RMBS trustees jointly filed a partial objection to the motion. On February 13, 2014, the court heard argument on this motion and issued an order approving the Rehabilitator’s motion.

Litigation Filed Against Ambac

County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011) (“Olympic Club Complaint”). The Contra Costa Complaint is brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint is brought on behalf of nineteen California municipal entities. The Olympic Club Complaint is brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements and failed to disclose the extent of the insurers’ respective exposures to mortgage-backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion was held on March 23, 2012. On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013. On September 9, 2013, plaintiffs filed a notice of appeal of the July 9th Order and on September 30, 2013, Ambac Assurance filed a notice of cross-appeal. On September 9, 2013, the parties filed motions for attorneys’ fees in connection with defendants’ demurrers. The court denied plaintiffs’ motion for fees from the bench on November 8, 2013. Defendants’ motions remain pending.

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

Water Works Board of the City of Birmingham v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Northern District of Alabama, Southern Division, filed on November 10, 2009). This action alleged breach of contract, misrepresentation, deceit, suppression of truth and negligence. Plaintiff claims that, in connection with plaintiff’s purchase of a debt service reserve fund surety bond from Ambac Assurance in March 2007 with respect to its bond issue, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached a covenant to maintain its “AAA” ratings, thereby causing loss to plaintiff when it was required to replace the Ambac Assurance surety bond upon

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

the downgrade of Ambac Assurance’s ratings. On April 1, 2010, the court granted defendants’ motion to dismiss all claims. The plaintiff appealed the dismissal to the U.S. Court of Appeals for the Eleventh Circuit. On August 5, 2013, the Court of Appeals affirmed the District Court’s dismissal of all claims. The time for plaintiff to appeal has expired.

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

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). Ambac Assurance commenced this action to recover from the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

defendant on account of Ambac Assurance’s payment under a swap termination surety bond. The defendant counterclaimed (as amended on June 12, 2010), alleging breach of contract, breach of the covenant of good faith and fair dealing, violations of California insurance statutes, fraud and promissory estoppel. Defendant claims that, in connection with defendant’s purchase of a bond insurance policy with respect to its variable rate bond issue in September 2005, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting risky structured obligations that ultimately led to the loss of the “AAA” ratings. On November 14, 2011, the court dismissed the defendant’s amended counterclaim in its entirety upon the motion of Ambac Assurance, and discovery commenced in December 2011. Both parties moved for summary judgment at the conclusion of discovery. On January 11, 2013 the court granted Ambac Assurance’s motion for summary judgment on all claims except Ambac Assurance’s claim for specific performance (as to which no summary judgment motion was made) and denied defendant’s motion. At a March 13, 2013 conference, the court requested that the parties prepare submissions regarding the amount of damages and fees Ambac Assurance is entitled to recover. Following a hearing on August 23, 2013, the court issued an order on August 29, 2013, awarding Ambac interest on the termination payment as well as legal fees and expenses as of March 31, 2013. In order to expedite the disposition of any appeals, Ambac Assurance filed a motion for the entry of final judgment for the claims upon which summary judgment was awarded and the defendant has moved for the entry of final judgment on the dismissal in 2011 of all its counterclaims against Ambac Assurance, with each party announcing that it did not oppose the motion of the other; the parties are awaiting action on their respective motions. Ambac Assurance Corporation v. City of Detroit, Michigan, Kevyn D. Orr, John Naglick, Michael Jamison and Cheryl Johnson (United States Bankruptcy Court, Eastern District of Michigan Southern Division, filed on November 8, 2013). Ambac Assurance commenced this litigation, which relates to certain ad valorem taxes that the City levies and collects, in connection with the City of Detroit’s bankruptcy proceeding. On December 9, 2013, defendants filed motions to dismiss the complaint. Ambac Assurance filed an amended complaint on December 23, 2013. In its amended complaint, Ambac Assurance seeks a declaratory judgment that, among other things, (i) under Michigan law, the defendants must segregate the ad valorem tax revenues pledged to pay the City’s general obligation bonds insured by Ambac Assurance and not commingle them with City funds, and such ad valorem tax revenues are restricted funds and cannot be used for any purpose other than to satisfy the City’s payment obligations with respect to its general obligation bonds; (ii) the City lacks any equitable or beneficial property interest in such ad valorem tax revenues and the bondholders have equitable and beneficial property interests therein; (iii) the City’s general obligation bonds insured by Ambac Assurance are secured by, and the bondholders have, a statutory lien on such ad valorem tax revenues, or in the alternative, a security interest therein; (iv) a portion of the ad valorem tax revenues are “special revenues” under the United States Bankruptcy Code and must be applied in accordance therewith; and (v) the City’s diversion of the ad valorem tax revenues or a grant of any post-petition interest therein to any other person without just compensation is an unlawful taking under the Takings Clause of the Fifth Amendment to the United States Constitution. On January 17, 2014, the defendants filed a renewed motion to dismiss. Ambac Assurance opposed the motion. The court heard oral argument on February 19, 2014. The court has not yet decided the motion.

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits:

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

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). Ambac Assurance filed an Amended Complaint on September 8, 2011. Ambac Assurance alleged breach of contract, fraudulent inducement, indemnification and reimbursement, and breach of representations and warranties, requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages, and asserted a successor liability claim against Bank of America. On May 28, 2013, Ambac Assurance filed a Second Amended Complaint adding an alter ego claim against Bank of America alleging that, because Bank of America and Countrywide are alter egos of one another, Bank of America is responsible for Countrywide’s

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

liabilities to Ambac. The defendants served their answers on July 31, 2013. Discovery is ongoing. No trial date has been set.

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

•

Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, filed on April 15, 2013). Ambac Assurance alleges claims for material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. Ambac Assurance has also asserted alter ego claims against Nomura Holding America, Inc. Defendants filed a motion to dismiss on July 12, 2013, which Ambac Assurance opposed. The court held oral argument on November 13, 2013. The court has not yet decided the motion. Discovery has been stayed pending a decision on the motion to dismiss.

19.        SEGMENT INFORMATION

Ambac has two reportable segments, as follows: (i) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (ii) Financial Services, which provides investment agreements, funding conduits, interest rate and currency swaps, principally to clients of the financial guarantee business. Ambac’s reportable segments were strategic business units that offer different products and services. They are managed separately because each business required different marketing strategies, personnel skill sets and technology.

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

Information provided below for “Corporate and Other” primarily relates to (i) Fresh Start items, including the discharge of liabilities subject to compromise and fair value adjustments to assets and liabilities (ii) amounts received by Ambac under the Mediation Agreement and related documents (as more fully described in Note 1); and (iii) other corporate activities, including interest income on the investment portfolio and accrual of interest on the Junior Surplus Notes issued by the Segregated Account. Corporate and Other intersegment revenue relates to receipts under the Mediation Agreement and related documents. The following table is a summary of financial information by reportable segment for the affected periods:

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Financial Guarantee (3)	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Successor Ambac–Period from May 1 through December 31, 2013
Revenues:
Unaffiliated customers(1)	$464,701	$116,177	$170	$—	$581,048
Inter-segment	1,837	(1,210)	22,126	(22,753)	—

Total revenues	$466,538	$114,967	$22,296	$(22,753)	$581,048

Pre-tax income (loss) from continuing operations:
Unaffiliated customers(1) (2) (3)	$402,651	$113,019	$(3,354)	$—	$512,316
Inter-segment	(23,163)	(1,644)	24,807	—	—

Pre-tax income (loss) from continuing operations	$379,488	$111,375	$21,453	$—	$512,316

Total assets as of December 31, 2013	$26,597,097	$472,886	$36,956	$—	$27,106,939

Net investment income	$145,269	$1,115	$62	$—	$146,446
Insurance intangible amortization	$99,658	$—	$—	$—	$99,658
Interest expense	$83,595	$1,355	$—	$—	$84,950
Reorganization items(4)	$—	$—	$493	$—	$493

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Predecessor Ambac–Period from January 1 through April 30, 2013
Revenues:
Unaffiliated customers(1)	$633,010	$7,339	$39	$—	$640,388
Inter-segment	940	(882)	197,055	(197,113)	—

Total revenues	$633,950	$6,457	$197,094	$(197,113)	$640,388

Pre-tax income (loss) from continuing operations:
Unaffiliated customers(1) (2)	$1,830,165	$3,233	$1,514,635	$—	$3,348,033
Inter-segment	(197,187)	(1,101)	198,288	—	—

Pre-tax income (loss) from continuing operations	$1,632,978	$2,132	$1,712,923	$—	$3,348,033

Total assets as of April 30, 2013	$28,287,321	$536,711	$29,403	$—	$28,853,435

Net investment income	$115,129	$1,572	$39	$—	$116,740
Interest expense	$29,718	$1,307	$—	$—	$31,025
Reorganization items(4)	$(1,231,550)	$1,505	$(1,515,135)	$—	$(2,745,180)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Predecessor Ambac – Year Ended December 31, 2012
Revenues:
Unaffiliated customers(1)	$758,331	($72,977)	$335	$—	$685,689
Inter-segment	5,189	(4,992)	645	(842)	—

Total revenues	$763,520	($77,969)	$980	($842)	$685,689

Pre-tax income (loss) from continuing operations:
Unaffiliated customers(1) (2)	($166,761)	($83,015)	($6,729)	$—	($256,505)
Inter-segment	580	(5,775)	5,195	—	—

Pre-tax income (loss) from continuing operations	($166,181)	($88,790)	($1,534)	$—	($256,505)

Total assets as of December 31, 2012	$26,519,480	$533,528	$32,257	$—	$27,085,265

Net investment income	$365,912	$16,769	$221	$—	$382,902
Interest expense	$105,973	$6,347	$—	$—	$112,320
Reorganization items(4)	$—	$—	$7,215	$—	$7,215

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from continuing operations from unaffiliated customers is net investment income.
(2)	Included in pre-tax income (loss) from continuing operations from unaffiliated customers is interest expense.
(3)	Included in pre-tax income from (loss) continuing operations from unaffiliated customers is amortization of intangible asset arising from financial guarantee contracts that were set to fair value upon adoption of Fresh Start. See “Note 8: Financial Guarantee Insurance Contracts,” for additional information.
(4)	Refer to Note 3: Fresh Start Financial Statement Reporting, for a further discussion of Reorganization items.

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Successor Ambac–Period from May through December 31, 2013			Predecessor Ambac–Period from January 1 through April 30, 2013			Predecessor Ambac–Year Ended December 31, 2012
	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(61,255)	$165,099	$122,696	$(16,102)	$104,594	$(31,134)	$(260,517)	$315,367	$(8,496)
United Kingdom	(7,368)	35,387	22,548	10,673	18,071	(5,861)	10,785	73,955	(5,709)
Other international	(11,686)	13,032	47,625	(8,696)	7,335	(23,389)	(27,776)	25,282	4,986

Total	$(80,309)	$213,518	$192,869	$(14,125)	$130,000	$(60,384)	$(277,508)	$414,604	$(9,219)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by Ambac (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Ambac’s management, including its Chief Executive Officer and Chief Financial officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in Ambac’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac’s fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.

(b) Management’s Report on Internal Control Over Financial Reporting. Management of Ambac is responsible for establishing and maintaining adequate internal control over financial reporting. Ambac’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer and effected by Ambac’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Ambac’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Ambac’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of Ambac; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of Ambac; and (iii) provide reasonable assurance regarding the prevention or timely detection and remediation of unauthorized acquisition, use or disposition of Ambac’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective.

The Corporation’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG, LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on the Corporation’s internal control over financial reporting is shown in Item 8.

Item 9B.	Other Information.

Amendments to Bylaws

On February 28, 2014, the Board of Directors of the Company amended the Company’s By-laws (the “By-Laws”), effective as of that date, primarily to (i) revise the advance notice provisions for stockholders proposing business or nominating directors; (ii) add procedural and disclosure requirements for stockholders proposing business or nominating directors, calling special meetings or taking action by written consent; and (iii) update other bylaw provisions, including revisions related to the use of electronic communication technologies.

The Board deemed it advisable to adopt specific advance-notice requirements for stockholder proposals to nominate directors for election or to propose other action at any annual or special meeting of the Company’s stockholders. These provisions enhance both the Board’s and stockholders’ ability to consider stockholder proposals on a timely and informed basis.

In particular, the changes to the By-Laws include:

1.	Establishment of new advance notice and related procedural and disclosure requirements, which (i) require advance notice of a stockholder or beneficial owner (a “proposing person”) proposing business or nominating directors in connection with annual or special meetings of stockholders, along with compliance with procedural and informational requirements regarding the proposing person or proposed business, the proposing person’s ownership of referenced securities of the Company and related information and (ii) clarify that if the proposing person (or a qualified representative of such proposing person) does not appear at the meeting to present a nomination or proposed business, the nominee or proposal will not be considered.

2.	Aligning provisions pertaining to directors, Board committees and officers to more closely conform to current practice.

3.	Updating of provisions on notice, record dates, consents, proxies, voting procedures, conduct of meetings and meeting participation to accommodate use of modern electronic communication technologies.

4.	Addition of a forum selection clause specifying state or federal courts located in the State of Delaware as the sole and exclusive forum for proceedings which, among other things, are brought on behalf of the Company, claim breaches of fiduciary duty, arise under the Company’s governing documents or the Delaware General Corporation Law, or are governed by the internal affairs doctrine.

Additional minor amendments and conforming changes were made that do not materially affect the substance of the By-Laws.

The foregoing is only a summary of certain changes contained in the Company’s Amended By-Laws. Such summary is qualified in its entirety by reference to the Company’s Amended By-Laws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K, and incorporated herein by reference.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to the Registrant’s executive officers and directors, including its audit committee and audit committee financial experts will be in the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be held on May 22, 2014, which will be filed within 120 days of the end of our fiscal year ended December 31, 2013 (the “2014 Proxy Statement”) and is incorporated herein by reference. Information relating to the Registrant’s Code of Business Conduct is included in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Information relating to the Registrant’s executive officer and director compensation will be in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners of the Registrant’s common stock and information relating to the security ownership of the Registrant’s management will be in the 2014 Proxy Statement and is incorporated herein by reference.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance will be in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to the Registrant with respect to certain relationships and related transactions and director independence will be in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be in the 2014 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this report:

1.	Financial Statements

The consolidated financial statements included in Item 8 above are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Schedule I—Summary of Investments Other Than Investments in Related Parties	226

Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	227-235

Schedule IV—Reinsurance	236

3.	Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-A, filed on May 1, 2013)

3.2+	Amended By-laws of Ambac Financial Group, Inc.

4.1	Specimen form of common stock certificate (incorporated by reference to Exhibit 4.1 to Form 8-A, filed on May 1, 2013)

4.2	Warrant Agreement between Ambac Financial Group, Inc. and Computershare Inc. (incorporated by reference to Exhibit 4.2 to Form 8-A, filed on May 1, 2013)

4.3	Specimen form of warrant certificate (included in Exhibit 4.2)

4.4	Fiscal Agency Agreement, dated as of June 7, 2010, by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed June 8, 2010 and incorporated herein by reference)

4.5+	Junior Note Fiscal Agency Agreement, dated as of April 30, 2013, by and between the Segregated Account of Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent

4.6+	5.1% Junior Surplus Note due June 7, 2020 in the aggregate amount of $350 million issued by the Segregated Account of Ambac Assurance Corporation pursuant to the Junior Note Fiscal Agency Agreement, dated as of April 30, 2013.

4.7+	Form of 5.1% Non-Reducing Junior Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation.

4.8+	Form of 5.1% Bankruptcy Reducing Junior Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation.

4.9+	Form of 5.1% Reducing Junior Surplus Note due June 7, 2020, issued by the Segregated Account of Ambac Assurance Corporation.

4.10+	Fiscal Agency Agreement, dated as of July 19, 2010, by and between the Segregated Account of Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent

4.11	Form of Surplus Note due June 7, 2020 issued by the Segregated Account of Ambac Assurance Corporation.(included in Exhibit 4.10)

10.1	Amendment No. 1, dated April 29 2013, to the Amended and Restated Tax Sharing Agreement among Ambac Financial Group, Inc. and certain of its affiliates (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K, filed on May 3, 2013 and incorporated herein by reference)

10.2	Closing Agreement between Ambac Financial, Group, Inc. and Commissioner of Internal Revenue, dated April 30, 2013 (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K, filed on May 3, 2013 and incorporated herein by reference)

10.3	Ambac Financial, Group, Inc.’s Incentive Compensation Plan (incorporated by reference as Appendix A to Ambac Financial Group’s 2013 Definitive Proxy Statement on Schedule 14A filed on November 8, 2013)

Exhibit Number	Description

10.4+	Form of Amended and Restated Restricted Stock Unit Award Letter for executive officers

10.5+	Form of Equity Award Letter for directors

10.6	Ambac Financial Group, Inc. Severance Pay Plan (Applicable to termination on or after January 1, 2010) (filed as Exhibit 10.26 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference)

10.7	Lease, dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation (filed as Exhibit 10.34 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.8	Management Services Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.22 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.9	Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.23 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.10	Form of Amendment No. 1 to Cooperation Agreement between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference)

10.10	Aggregate Excess of Loss Reinsurance Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.24 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.11	Secured Note, dated as of March 24, 2010, from Ambac Assurance Corporation to the Segregated Account of Ambac Assurance Corporation (filed as Exhibit 10.25 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.12+	Tax Sharing Agreement dated March 14, 2012 among Ambac Financial Group, Inc. and certain of its affiliates

10.13	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products LLC, Ambac Financial Group, Inc. and the parties listed on Schedule A thereto (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference)

10.14	Settlement, Discontinuance and Release Agreement, dated as of March 1, 2011, by and among One State Street, LLC, Ambac Financial Group, Inc., Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (filed as Exhibit 10.33 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.15	Mediation Agreement dated September 21, 2011 among Ambac Financial Group, Inc., Ambac Assurance Corporation, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010, the Segregated Account of Ambac Assurance Corporation, the Rehabilitator of the Segregated Account, and OCI (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference)

Exhibit Number	Description

10.16	Form of Expense Sharing and Cost Allocation Agreement among Ambac Assurance Corporation, Ambac Financial Group, Inc. and their respective subsidiaries and affiliates (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference)

21.01+	List of Subsidiaries of Ambac Financial Group, Inc.

24.01+	Power of Attorney for directors of Ambac Financial Group, Inc.

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Plan of Operation of the Segregated Account of Ambac Assurance Corporation (Filed as Exhibit 99.1 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.)

99.2	Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation. (Filed as Exhibit 99.2 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.)

99.3+	Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc., effective as of May 1, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed herewith.
++	Furnished herewith.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

Successor Ambac - December 31, 2013

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet
U.S. government obligations	$254,611	$252,471	$252,471
U.S. agency obligations	32,214	32,154	32,154
Municipal obligations	1,405,293	1,377,723	1,377,723
Residential mortgage-backed securities	1,516,877	1,558,625	1,558,625
Collateralized debt obligations	184,118	183,872	183,872
Other asset-backed securities	1,020,251	992,448	992,448
Corporate obligations	1,508,377	1,489,369	1,489,369
Foreign obligations	131,709	124,877	124,877
Short-term	271,118	271,119	271,119
Other	241,069	241,069	241,069

Total	$6,565,637	$6,523,727	$6,523,727

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

(Dollar Amounts in Thousands Except Share Data)

	Successor Ambac	Predecessor Ambac
	2013	2012
ASSETS
Assets:
Fixed income securities, at fair value (amortized cost of $28,149 for 2013)	$28,145	$—
Junior surplus note of Ambac Assurance Segregated Account	177,194	—
Short-term investments, at cost (approximates fair value)	8,319	30,316
Cash	43	41
Investment in subsidiaries	473,215	(2,220,724)
Investment income due and accrued	11,959	11
Other assets	4,936	6,441

Total assets	$703,811	$(2,183,915)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Liabilities subject to compromise	$—	$1,704,939
Current taxes	—	1,900
Accounts payable and other liabilities	828	16,773

Total liabilities	828	1,723,612

Stockholders’ equity (deficit):
Successor preferred stock, par value $0.01 per share; authorized shares—20,000,000; issued and outstanding shares—none at December 31, 2013	—	—
Predecessor preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none at December 31, 2012	—	—
Successor common stock, par value $0.01 per share; authorized shares—130,000,000; issued and outstanding shares—45,003,461 at December 31, 2013	450	—
Predecessor common stock, par value $0.01 per share; authorized shares—650,000,000; issued and outstanding shares—308,016,674 at December 31, 2012	—	3,080
Additional paid-in capital	185,672	2,172,027
Accumulated other comprehensive income	11,661	625,385
Retained earnings (accumulated deficit)	505,219	(6,297,264)
Successor common stock held in treasury at cost, 937 shares at December 31, 2013	(19)	—
Predecessor common stock held in treasury at cost, 5,580,657 shares at December 31, 2012	—	(410,755)

Total Ambac Financial Group, Inc. stockholders’ equity (deficit)	702,983	(3,907,527)

Total liabilities and stockholders’ equity (deficit)	$703,811	$(2,183,915)

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Total Comprehensive Income

(Dollar Amounts in Thousands)

	Successor Ambac	Predecessor Ambac
	Period from May 1 through December 31, 2013	Period from January 1 through April 30, 2013	Year Ended December 31, 2012
Revenues:
Interest income	$22,227	$39	$221
Other income	197,122	—	758
Net realized gains	2	—	—

Total revenues	219,351	39	979

Expenses:
Operating expenses	3,018	539	(151)

Total expenses	3,018	539	(151)

Income (loss) before income taxes, reorganization costs and equity in undistributed net loss of subsidiaries	216,333	(500)	1,130
Reorganization items	493	(2,745,180)	7,215

Income (loss) before income taxes and equity in undistributed net loss of subsidiaries	215,840	2,744,680	(6,085)
Federal income tax benefit	—	(703)	(136)

Income (loss) before equity in undistributed net income (loss) of subsidiaries	215,840	2,745,383	(5,949)
Equity in undistributed net income (loss) of subsidiaries	289,379	603,666	(250,729)

Net income (loss)	$505,219	$3,349,049	$(256,678)

Other comprehensive income, after tax:
Net income (loss)	$505,219	$3,349,049	$(256,678)

Unrealized gains (losses) on securities, net of deferred income taxes of $0	(41,910)	175,347	166,252
Gain (loss) gain on foreign currency translation, net of deferred income taxes of $0.	42,724	(657)	(334)
Changes to postretirement benefit, net of tax	10,847	185	(3,792)

Total other comprehensive income	11,661	174,875	162,126

Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$516,880	$3,523,924	$(94,552)

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

(Dollar Amounts in Thousands)

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Successor Ambac
Balance at May 1, 2013	$—	$—	$—	$—	$—	$—
Issuance of new equity in connection with emergence from Chapter 11	185,000	—	—	—	450	184,550	—

Balance at May 1, 2013	185,000	—	—	—	450	184,550	—
Total comprehensive income	516,880	505,219	11,661
Warrants exercised	16					16	—
Cost of shares acquired	(19)						(19)
Stock based compensation	1,106					1,106	—

Balance at December 31, 2013	$702,983	$505,219	$11,661	$—	$450	$185,672	$(19)

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Predecessor Ambac
Balance at January 1, 2013	($3,907,527)	($6,297,264)	$625,385	$—	$3,080	$2,172,027	($410,755)
Total comprehensive income	3,523,924	3,349,049	174,875
Stock-based compensation	(60)	(60)
Shares issued under equity plans	60						60
Elimination of Predecessor Ambac Shareholder equity accounts	383,603	2,948,275	(800,260)		(3,080)	(2,172,027)	410,695

Balance at April 30, 2013	$—	$—	$—	$—	$—	$—	$—

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Predecessor Ambac
Balance at January 1, 2012	($3,812,975)	($6,039,922)	$463,259	$—	$3,080	$2,172,027	($411,419)
Total comprehensive loss	(94,552)	(256,678)	162,126
Stock-based compensation	(664)	(664)
Shares issued under equity plans	664						664

Balance at December 31, 2012	($3,907,527)	($6,297,264)	$625,385	$—	$3,080	$2,172,027	($410,755)

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

(Dollar Amounts in Thousands)

	Successor Ambac	Successor Ambac
	Period from May 1 through December 31, 2013	Period from January 1 through April 30, 2013	Year Ended December 31, 2013
Cash flows from operating activities:
Net income (loss)	$505,219	$3,349,049	$(256,678)
Adjustments to reconcile net income loss to net cash used in operating activities:
Equity in undistributed net (income) loss of non-debtor subsidiaries	(289,379)	(603,666)	250,729
Reorganization items	493	(2,745,180)	7,215
Junior surplus notes received from Ambac Assurance Corporation Segregated Account	(167,020)	—	—
Net realized gains	(2)	—	—
Decrease in current income taxes payable	—	(1,900)	—
Share-based compensation	1,106	—	—
Investment income due and accrued	(11,942)	(6)	9
Decrease in other assets	(1,677)	3,182	21
Other, net	(28,030)	(4,107)	(6,334)

Net cash provided by (used in) operating activities	8,768	(2,628)	(5,038)

Cash flows from investing activities:
Proceeds from matured bonds	14,355	—	—
Purchases of bonds	(42,506)	—	—
Change in short-term investments	19,360	2,637	4,583

Net cash (used in) provided by investing activities	(8,791)	2,637	4,583

Cash flows from financing activities:
Proceeds from warrant exercise	16	—	—

Net cash provided by financing activities	16	—	—

Net cash flow	(7)	9	(455)
Cash at beginning of period	50	41	496

Cash at end of period	$43	$50	$41

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1,900	$—

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

(Dollar Amounts in Thousands)

The condensed financial information of Ambac Financial Group, Inc. (“Ambac” or the “Company”) for the years ended December 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

Ambac, headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. On May 1, 2013 (the “Effective Date”), Ambac emerged from Chapter 11 bankruptcy protection when the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the “Reorganization Plan”) became effective. On December 26, 2013, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order of final decree closing Ambac’s Chapter 11 case. Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court on November 8, 2010 as a result of losses incurred since the beginning of the financial crisis in 2007.

Chapter 11 Reorganization of Ambac:

The Reorganization Plan reflects a resolution of certain issues (the “Amended Plan Settlement”) among the Company, the statutory committee of creditors appointed by the United States Trustee on November 17, 2010 (the “Creditors’ Committee”), Ambac Assurance, the Segregated Account and OCI related to (i) the net operating loss carry forwards (“NOLs”) of the consolidated tax group of which the Company is the parent and Ambac Assurance is a member, (ii) certain tax refunds received in respect thereof and (iii) the sharing of expenses between the Company and Ambac Assurance. The terms of the Amended Plan Settlement are memorialized in that certain Mediation Agreement dated September 21, 2011 (the “Mediation Agreement”) among such parties. In accordance with the Amended Plan Settlement, the Company shall retain ownership of Ambac Assurance, and except as otherwise approved by OCI, the Company shall use its best efforts to preserve the use of NOLs as contemplated by the Amended Plan Settlement.

Pursuant to the Amended Plan Settlement, (i) the Company, Ambac Assurance and certain affiliates entered into an amended and restated tax sharing agreement (the “Amended TSA”), (ii) the Company, Ambac Assurance and certain affiliates entered into an expense sharing and cost allocation agreement (the “Cost Allocation Agreement”) and (iii) the Company, Ambac Assurance, the Segregated Account and OCI entered into an amendment of the Cooperation Agreement (the “Cooperation Agreement Amendment”).

The Amended TSA amended and restated the existing tax sharing agreement among the Company and its affiliates. The Amended TSA addresses certain issues including, but not limited to, the allocation and use of NOLs by the Company, Ambac Assurance and their respective subsidiaries.

The Cost Allocation Agreement provides for the allocation of costs and expenses among the Company, Ambac Assurance and certain affiliates. Additionally, the Cost Allocation Agreement requires Ambac Assurance to reimburse reasonable operating expenses incurred by the Company, subject to an annual $5,000 cap, which, during 2017, shall be reduced to a $4,000 per year cap, only with the approval by the Rehabilitator.

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

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands)

with Statutory Accounting Principles; and (d) changes to Ambac Assurance’s investment policy and transfer of the investment management function for Ambac Assurance’s investment portfolio.

As provided for in the Reorganization Plan, Ambac’s Amended and Restated Certificate of Incorporation and revised Bylaws became effective on the Effective Date. Pursuant to the Amended and Restated Certificate of Incorporation of Ambac, Ambac is authorized to issue 150,000,000 shares of capital stock, consisting of 130,000,000 shares of common stock, par value $0.01 per share and 20,000,000 shares of preferred stock, par value $0.01 per share. In accordance with the Reorganization Plan and the bylaws of the reorganized Company, the Board of Directors of Ambac now consists of Ambac’s Chief Executive Officer and four other Directors. Pursuant to the Reorganization Plan, Ambac distributed 45,000,000 shares of new common stock on May 1, 2013. Under the Reorganization Plan Ambac also distributed warrants to holders of allowed general unsecured claims and subordinated debt securities, which entitle such holders to acquire an additional 5,047,138 shares of new common stock of the Company at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. As of December 31, 2013, 6,312 warrants were exercised, resulting in an issuance of 2,524 shares of common stock. The new common stock and warrants are listed on NASDAQ and trade under the symbols “AMBC” and “AMBCW,” respectively. All such common stock and warrants were issued without registration under the Securities Act of 1933, as amended or state securities laws, in reliance on Section 1145 of the United States Bankruptcy Code. The common stock of the Company in existence prior to the Effective Date was cancelled on the Effective Date and the holders of such stock did not receive, and will not receive, any distributions under the Reorganization Plan.

Pursuant to the Mediation Agreement, Ambac Assurance transferred $30,000 (plus accrued interest) from an escrow account to Ambac on the Effective Date. Additionally, the Segregated Account issued a Junior Surplus Note in the amount of $350,000 (recorded at the fair value of $167,020) to Ambac on the Effective Date in accordance with the Mediation Agreement. Ambac recorded such amounts received as Other income in the Condensed Statements of Total Comprehensive Income. No payment of interest on or principal of a Segregated Account Junior Surplus Note may be made until all existing and future indebtedness of the Segregated Account, including Segregated Account Surplus Notes, policy claims and claims having statutory priority have been paid in full. All payments of principal and interest on Segregated Account Junior Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account Junior Surplus Notes, such interest will accrue and compound annually until paid.

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

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands)

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

Reorganization:

Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance under the Reorganization Topic of the Accounting Standards Codification (the “ASC”). While the Reorganization Topic of the ASC provides specific guidance for certain matters, other portions of US GAAP continue to apply so long as the guidance does not conflict with the Reorganization Topic of the ASC. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise by the Bankruptcy Court proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. For the purpose of presenting an entity’s financial condition, the financial statements for periods including and after filing the Chapter 11 petition shall distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As described below, the accompanying consolidated financial statements present Ambac’s pre-petition debt within Liabilities subject to compromise.

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands)

Under the Reorganization Topic of the ASC, the Company determined that fresh start financial statement reporting was to be applied upon our emergence from Chapter 11 because (i) the reorganization value of the emerging entity was less than total post-petition liabilities and allowed claims, and (ii) the holders of existing voting shares immediately before the confirmation of the Reorganization Plan received less than 50% of the voting shares of the emerging entity. Specifically, fresh start reporting was applied upon confirmation of the Reorganization Plan by the Bankruptcy Court and the satisfaction of the remaining material contingencies necessary to complete implementation of the Reorganization Plan. All conditions required for the adoption of fresh start reporting were satisfied by the Company on April 30, 2013 (“Fresh Start Reporting Date”). Adopting fresh start reporting results in a new reporting entity with no beginning retained earnings or accumulated deficit. For periods after the Fresh Start Reporting Date the Company will be referred to as Successor Ambac, whereas for all periods as of and preceding the Fresh Start Reporting Date the Company will be referred to as Predecessor Ambac. Presentation of information for Successor Ambac represents the financial position and results of operations of Successor Ambac and is not comparable to our previously issued financial statements. The implementation of fresh start reporting is further described in Note 3 to the Consolidated Financial Statements located in Part II, Item 8 of this Form 10-K.

Reorganization items:

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their allowable claim amounts, gain on the settlement of liabilities subject to compromise and fresh start reporting adjustments. The reorganization items in the Consolidated Statements of Total Comprehensive Income consisted of the following items:

	Successor Ambac	Predecessor Ambac
	Eight Months Ended December 31, 2013	Four Months Ended April 30, 2013	Year Ended December 31, 2012
U.S. Trustee fees	$33	$23	$50
Professional fees	460	4,483	7,165
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	(1,521,435)	—
Fresh start reporting adjustments	—	(1,228,251)	—

Total reorganization items	$493	($2,745,180)	$7,215

Liabilities Subject to Compromise:

In accordance with the Reorganizations Topic of the ASC, following the date Ambac filed its Chapter 11 petition, we discontinued recording interest expense on debt classified as Liabilities subject to compromise, which amounted to $239,468 through April 30, 2013. The stated contractual interest on debt classified as Liabilities subject to compromise amounted to $27,572 for the four months ended April 30, 2013 and $85,371 for the year ended December 31, 2012. As required by the Reorganizations Topic of the ASC, the amount of the Liabilities subject to compromise represented our estimate of known or potential pre-petition claims to be addressed in connection with the bankruptcy.

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands)

At the Effective Date, all liabilities subject to compromise were settled through the issuance of common stock or warrants to purchase common stock. As such, as of the Effective Date, no liabilities remain subject to compromise. The liabilities subject to compromise at December 31, 2012 consisted of the following:

	Predecessor Ambac – December 31, 2012
Debt obligations and accrued interest payable	$1,690,312
Other	14,592	(1)

Consolidated liabilities subject to compromise	1,704,904
Payable to non-debtor subsidiaries	35

Debtor’s Liabilities subject to compromise	$1,704,939

(1)	Primarily comprises an allowed general unsecured claim of $14,007 provided to Ambac’s landlord in connection with a settlement agreement relating to claims under its headquarters lease.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

Eight Months Ended December 31, 2013, Four Months Ended April 30, 2013 and Year Ended December 31, 2012

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Successor Ambac—Eight months ended December 31, 2013	($80,309)	($7,810)	$—	($72,499)	n.m.
Predecessor Ambac—Four months ended April 30, 2013	($14,125)	($1,098)	$—	($13,027)	n.m.
Predecessor Ambac—Year ended December 31, 2012	($277,508)	($23,371)	$—	($254,137)	n.m.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated: March 3, 2014	By:	/S/ DAVID TRICK
	Name:	David Trick
	Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DIANA N. ADAMS	President and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014

/S/ DAVID TRICK	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	March 3, 2014

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014

/S/ EUGENE M. BULLIS*	Director	March 3, 2014

/S/ VICTOR MANDEL*	Director	March 3, 2014

/S/ JEFFREY S. STEIN*	Director	March 3, 2014

/S/ NADER TAVAKOLI*	Director	March 3, 2014

*BY /S/ STEPHEN M. KSENAK	Attorney-in-fact	March 3, 2014