Form 10-Q
period 2014-03-31
AMBAC FINANCIAL GROUP INC
filed 2014-05-12
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2014, 45,002,575 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Part I Financial Information

Item 1.     Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in Thousands)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $6,121,910 in 2014 and $5,927,254 in 2013)	$6,168,689	$5,885,316
Fixed income securities pledged as collateral, at fair value (amortized cost of $125,090 in 2014 and $126,196 in 2013)	125,123	126,223
Short-term investments, at fair value (amortized cost of $215,103 in 2014 and $271,118 in 2013)	215,103	271,119
Other investments, at fair value	240,530	241,069
Total investments	6,749,445	6,523,727
Cash	31,700	77,370
Receivable for securities	36,447	14,450
Investment income due and accrued	34,641	37,663
Premium receivables	1,418,114	1,453,021
Reinsurance recoverable on paid and unpaid losses	111,442	121,249
Deferred ceded premium	142,280	145,529
Subrogation recoverable	512,235	498,478
Loans	6,250	6,179
Derivative assets	81,911	77,711
Insurance intangible asset	1,570,070	1,597,965
Goodwill	514,511	514,511
Other assets	72,865	35,927
Variable interest entity assets:
Fixed income securities, at fair value	2,546,762	2,475,182
Restricted cash	8,552	17,498
Investment income due and accrued	4,247	1,365
Loans, at fair value	13,269,452	13,398,895
Intangible assets	—	76,140
Other assets	3,324	19,617
Total assets	$27,114,248	$27,092,477

Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$2,167,764	$2,255,680
Losses and loss expense reserve	5,826,168	5,968,712
Ceded premiums payable	69,892	70,962
Obligations under investment agreements	359,993	359,070
Deferred taxes	2,202	2,199
Current taxes	3,761	738
Long-term debt	972,147	963,178
Accrued interest payable	317,052	294,817
Derivative liabilities	300,840	253,898
Other liabilities	58,819	67,377
Payable for securities purchased	79,697	4,654
Variable interest entity liabilities:
Accrued interest payable	3,569	722
Long-term debt, at fair value	13,878,577	14,091,753
Derivative liabilities	1,844,690	1,772,306
Other liabilities	266	7,989
Total liabilities	25,885,437	26,114,055
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares—20,000,000; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; authorized shares—130,000,000; issued and outstanding shares—45,003,512 at March 31, 2014 and 45,003,461 at December 31, 2013	450	450
Additional paid-in capital	187,210	185,672
Accumulated other comprehensive income	104,417	11,661
Accumulated earnings	661,161	505,219
Common stock held in treasury at cost, 937 shares at March 31, 2014 and December 31, 2013	(19)	(19)
Total Ambac Financial Group, Inc. stockholders’ equity	953,219	702,983
Noncontrolling interest	275,592	275,439
Total stockholders’ equity	1,228,811	978,422
Total liabilities and stockholders’ equity	$27,114,248	$27,092,477
See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Unaudited)

	Successor Ambac	Predecessor Ambac
(Dollars in Thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenues:
Net premiums earned	$82,547	$100,256
Net investment income:
Securities available-for-sale and short-term	68,807	85,057
Other investments	1,994	(543)
Total net investment income	70,801	84,514
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(10,392)	—
Portion of loss recognized in other comprehensive income	—	—
Net other-than-temporary impairment losses recognized in earnings	(10,392)	—
Net realized investment gains (losses)	16,289	46,060
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	775	2,509
Unrealized gains (losses)	6,607	10,278
Net change in fair value of credit derivatives	7,382	12,787
Derivative products	(53,841)	(569)
Other income	1,894	9,498
(Loss) income on variable interest entities	(5,542)	38,326
Total revenues before expenses and reorganization items	109,138	290,872
Expenses:
Losses and loss expenses (benefit)	(140,011)	(51,135)
Insurance intangible amortization	31,714	—
Underwriting and operating expenses	25,786	33,874
Interest expense	32,328	23,165
Total (benefit) expenses before reorganization items	(50,183)	5,904
Pre-tax income (loss) from continuing operations before reorganization items	159,321	284,968
Reorganization items	23	2,059
Pre-tax income (loss) from continuing operations	159,298	282,909
Provision for income taxes	3,249	657
Net income (loss)	$156,049	$282,252
Less: net gain (loss) attributable to noncontrolling interest	107	(47)
Net income (loss) attributable to common shareholders	$155,942	$282,299
Other comprehensive income (loss), after tax:
Net income (loss)	$156,049	$282,252
Unrealized gain (loss) on securities, net of deferred income taxes of $0	88,722	94,098
Gain (loss) on foreign currency translation, net of deferred income taxes of $0	4,284	(261)
Changes to postretirement benefit, net of tax of $0	(204)	808
Total other comprehensive income, net of tax	92,802	94,645
Total comprehensive income (loss)	248,851	376,897
Less: comprehensive gain (loss) attributable to the noncontrolling interest:
Net gain (loss)	107	(47)
Currency translation adjustments	46	(41)
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	248,698	376,985
Net income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders	$3.46	$0.93
Net income (loss) per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$3.31	$0.93
See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Successor Ambac
Balance at January 1, 2014	$978,422	$505,219	$11,661	$—	$450	$185,672	($19)	$275,439
Total comprehensive income (loss)	248,851	155,942	92,756	—	—	—	—	153
Stock-based compensation	1,537	—	—	—	—	1,537	—	—
Shares issued under equity plans	—	—	—	—	—	—	—	—
Warrants exercised	1	—	—	—	—	1	—	—
Balance at March 31, 2014	$1,228,811	$661,161	$104,417	$—	$450	$187,210	($19)	$275,592

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Predecessor Ambac
Balance at January 1, 2013	(3,246,967)	(6,297,264)	625,385	—	3,080	2,172,027	(410,755)	660,560
Total comprehensive income (loss)	376,897	282,299	94,686	—	—	—	—	(88)
Stock-based compensation	(60)	(60)	—	—	—	—	—	—
Shares issued under equity plans	60	—	—	—	—	—	60	—
Balance at March 31, 2013	$(2,870,070)	$(6,015,025)	$720,071	$—	$3,080	$2,172,027	$(410,695)	$660,472

See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Successor Ambac	Predecessor Ambac
	Three Months Ended March 31, 2014	Three months ended March 31, 2013
(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$155,942	$282,299
Noncontrolling interest in subsidiaries’ earnings	107	(47)
Net income (loss)	$156,049	$282,252
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	748	727
Amortization of bond premium and discount	(27,940)	(42,421)
Reorganization items	23	2,059
Share-based compensation	1,537	—
Deferred income taxes	3	(46)
Current income taxes	3,023	496
Deferred acquisition costs	—	6,854
Unearned premiums, net	(84,667)	(147,095)
Losses and loss expenses, net	(146,494)	(78,963)
Ceded premiums payable	(1,070)	(2,006)
Investment income due and accrued	3,022	5,798
Premium receivables	34,907	77,523
Accrued interest payable	22,235	17,543
Amortization of insurance intangible assets	31,714	—
Net mark-to-market (gains) losses	(6,607)	(10,278)
Net realized investment gains	(16,289)	(46,060)
Other-than-temporary impairment charges	10,392	—
Variable interest entity activities	5,542	(38,326)
Other, net	52,397	49,273
Net cash provided by (used in) operating activities	38,525	77,330
Cash flows from investing activities:
Proceeds from sales of bonds	276,555	120,603
Proceeds from matured bonds	230,290	255,664
Purchases of bonds	(625,507)	(243,006)
Proceeds from sales of other invested assets	36,894	—
Purchases of other invested assets	(20,611)	(113,712)
Change in short-term investments	56,016	(106,274)
Loans, net	(71)	512
Change in swap collateral receivable	(35,410)	1,740
Other, net	(2,352)	20,508
Net cash (used in) provided by investing activities	(84,196)	(63,965)
Cash flows from financing activities:
Paydowns of variable interest entity secured borrowing	—	(4,067)
Proceeds from warrant exercise	1	—
Net cash provided by (used in) financing activities	1	(4,067)
Net cash flow	(45,670)	9,298
Cash at January 1	77,370	43,837
Cash at March 31	$31,700	$53,135
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$229
Interest on variable interest entity secured borrowing	$—	$218
Interest on investment agreements	$202	$462
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$81	$3,246
See accompanying Notes to Unaudited Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)
1. BACKGROUND AND BUSINESS DESCRIPTION
These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Ambac’s 2013 Annual Report on Form 10-K. Certain reclassifications may have been made to prior periods’ amounts to conform to the current period’s presentation.
Ambac Financial Group, Inc.
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware. On May 1, 2013 (the “Effective Date”), the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the “Reorganization Plan”) became effective and Ambac emerged from bankruptcy. Pursuant to the Reorganization Plan, Ambac issued to certain holders of claims common stock and warrants that are listed on NASDAQ and trade under the symbols “AMBC” and “AMBCW,” respectively.
Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

•
Increasing the value of its investment in Ambac Assurance Corporation ("Ambac Assurance") by actively managing its assets and liabilities with a focus on maximizing risk-adjusted investment portfolio returns and mitigating or remediating losses on poorly performing transactions through executing policy commutations, repurchasing liabilities at a discount, pursuing recoveries of losses through litigation and the exercise of contractual and legal rights, restructuring transactions, and other means; and

•	Pursuing new businesses. These new businesses may include financial services businesses such as advisory, asset servicing, asset management, and/or insurance.
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
The execution of Ambac’s principal strategy with respect to liabilities and associated rights allocated to the Segregated Account (as defined below) is subject to the authority of the Rehabilitator (as defined below) to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies.
As a result of uncertainties associated with the aforementioned oversight by the Rehabilitator of the Segregated Account, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the periods ending March 31, 2014 and December 31, 2013 are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
Segregated Account of Ambac Assurance Corporation
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Net par exposure as of March 31, 2014 for policies allocated to the Segregated Account was $21,557,994.
In 2010, Ambac Assurance issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. Interest on the Secured Note accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. The Segregated Account has the ability to demand payment under the Secured Note from time to time to pay claims and other liabilities. The balance of the Secured Note was $22,957 at March 31, 2014, including capitalized interest since the date of issuance. The Segregated Account also has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities after the Secured Note is fully drawn.
Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Secured Note and the Reinsurance Agreement are not capped. At March 31, 2014, Ambac Assurance’s surplus as regards to policyholders of $1,007,600 exceeded the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Secured Note and Reinsurance Agreement. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan (as defined below) and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. The confirmed Segregated Account Rehabilitation Plan also made permanent the injunctions issued by the Rehabilitation Court on March 24, 2010. The Segregated Account Rehabilitation Plan has not yet been made effective.
As more fully described in Note 11, on October 24, 2013, the Wisconsin Court of Appeals affirmed orders of the Rehabilitation Court entered in connection with the Segregated Account Rehabilitation Proceedings, thus upholding the Segregated Account Rehabilitation Plan and actions taken by the Rehabilitator or Wisconsin Commissioner of Insurance in formulating such Plan. Certain parties filed petitions for review of the Court of Appeals’ ruling with the Supreme Court of the State of Wisconsin. On March 17, 2014, the Supreme Court of Wisconsin denied such petitions, making the decision by the Wisconsin Court of Appeals final.
On March 11, 2014, the Rehabilitator informed Ambac that the United States Internal Revenue Service (the “IRS”) had issued favorable rulings on March 10, 2014, related to certain tax issues associated with potential amendments to the Segregated Account Rehabilitation Plan.

On April 21, 2014, the Rehabilitator filed a motion with the Rehabilitation Court seeking approval to amend the Segregated Account Rehabilitation Plan. The Rehabilitation Court is currently scheduled to hear the motion on June 11, 2014.

If the motion is approved in the form currently proposed by the Rehabilitator, the amendments will modify the mechanism for handling claims under the Segregated Account Rehabilitation Plan. Instead of the combination of cash payments and interest-bearing surplus notes originally contemplated by the Segregated Account Rehabilitation Plan, holders of permitted policy claims will receive an initial interim cash payment for a portion of such policy claim (“Interim Payment”), together with the right to receive a deferred payment equal to the balance of the unpaid policy claim (“Deferred Amount”). Payments of Deferred Amounts will be made at such times as the Rehabilitator deems appropriate in his sole discretion.

The Segregated Account will also establish junior deferred amounts (“Junior Deferred Amounts”) with respect to permitted general claims instead of issuing junior surplus notes to the holders of such claims as contemplated under the original Segregated Account Rehabilitation Plan.

The amendments require that Deferred Amounts and Junior Deferred Amounts will generally accrue and compound interest at an annual effective rate of 5.1%. In the case of permitted policy claims, interest will accrue on Deferred Amounts from the first distribution date (under the transaction documents for the relevant bond) after the date on which the Interim Payment in respect of such permitted policy claim was made. However, in the case of insured bonds whose outstanding principal balance is not reduced by the unpaid portion of permitted policy claims (such bonds, “Undercollateralized Bonds”), the 5.1% effective annual interest rate on the Deferred Amount will be reduced by the bond interest rate applicable to such Undercollateralized Bonds (adjusted from time to time in accordance with the provisions of the Segregated Account Rehabilitation Plan, but in no circumstances to be less than zero).

If the motion is approved, the Rehabilitator has confirmed that he intends to increase the percentage of the initial cash Interim Payment for permitted policy claims from 25% to 45% with effect from July 20, 2014 or, if the Segregated Account Rehabilitation Plan, as amended, is not effective as of such date, the first payment date (the 20th of the month) specified by the Rehabilitator following the amended Segregated Account Rehabilitation Plan effective date. As with previously permitted policy claims, the remaining portion of the unpaid permitted policy claims (in this case, 55%) will remain outstanding as Deferred Amounts and, subject to the exception for Undercollateralized Bonds, will accrue interest at 5.1% per annum. These Deferred Amounts, together with interest thereon, may be paid from time to time in the future at the sole discretion of the Rehabilitator.

The Rehabilitator has also confirmed that, if the Segregated Account Rehabilitation Plan is approved, he intends to effectuate a payment of certain Deferred Amounts (together with interest thereon) after the first reconciliation of Deferred Amounts in accordance with the Segregated Account Rehabilitation Plan, as amended, so that those policyholders that received 25% cash Interim Payments will receive an equalizing payment in cash of 26.67% of their Deferred Amounts (including accrued interest thereon) outstanding as of the date on which the Interim Payment percentage was increased (the “Reconciliation Date”). The payment for such portion of the Deferred Amounts is expected to occur after the first reconciliation process for Deferred Amounts is completed under the amended Segregated Account Rehabilitation Plan, but in any event no earlier than November 20, 2014.

In addition, if the motion is approved, the Segregated Account will be required, pursuant to the terms of the amended Segregated Account Rehabilitation Plan, to early redeem a portion of its surplus notes (excluding junior surplus notes), as and when payments are made on the Deferred Amounts. The cash amount available for redemption of the Segregated Account surplus notes will be equal to 26.67% of the sum of par and accrued and unpaid interest on such Segregated Account surplus notes, in each case, outstanding as at the Reconciliation Date. Pursuant to the terms of the Settlement Agreement, dated as of June 7, 2010 (the “Settlement Agreement”), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, Ambac Assurance is also required to make a proportionate redemption of its surplus notes if the Segregated Account redeems the Segregated Account surplus notes (excluding junior surplus notes). Therefore, if the equalizing 26.67% payment of the Deferred Amounts specified above is made, the Segregated Account and Ambac Assurance will be required to make proportionate redemptions of surplus notes (excluding any junior surplus notes). The Rehabilitator expects the equalizing 26.67% payment of the Deferred Amounts to be made no sooner than November 20, 2014.

As of today’s date and pending the hearing on the motion, there can be no assurances that the motion will be approved by the Rehabilitation Court, nor that any increase in the Interim Payments or any payment of any Deferred Amounts will occur. The proposed amendments, increase in Interim Payments, and payments of Deferred Amounts and surplus notes may have a material impact on our accounting, financial condition and results of operations.

2. REORGANIZATION UNDER CHAPTER 11
We followed the accounting prescribed by the Reorganizations Topic of the Accounting Standards Codification (the “ASC”) while Ambac was in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2013, Ambac executed a closing agreement with the IRS to conclude the settlement of a dispute (“IRS Settlement). On May 1, 2013 (the “Effective Date”), the Reorganization Plan became effective and Ambac emerged from bankruptcy.
This IRS Settlement represented the final material contingency under the Reorganization Plan required for the adoption of fresh start financial statement reporting under the Reorganizations Topic of the ASC. As such, fresh start financial statement reporting ("Fresh Start") was adopted by the Company on April 30, 2013 (“Fresh Start Reporting Date”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock, and fair value adjustments. Adopting Fresh Start results in a new reporting entity with no beginning retained earnings or accumulated deficit. For periods after the Fresh Start Reporting Date the Company will be referred to as Successor Ambac, whereas for all periods as of and preceding the Fresh Start Reporting Date the Company will be referred to as Predecessor Ambac. Presentation of information for Successor Ambac represents the financial position and results of operations of Successor Ambac and is not comparable to our previously issued financial statements.
Reorganization items:
Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to the Reorganizations Topic of the ASC. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their allowable claim amounts, gain on the settlement of liabilities subject to compromise and fresh start reporting adjustments. The reorganization items in the Consolidated Statements of Total Comprehensive Income consisted of the following items:

	Successor Ambac	Predecessor Ambac
	Three months ended March 31, 2014	Three months ended March 31, 2013
U.S. Trustee fees	$7	$10
Professional fees	16	2,049
Total reorganization items	$23	$2,059

Liabilities Subject to Compromise:
In accordance with the Reorganizations Topic of the ASC, following the date Ambac filed its Chapter 11 petition, we discontinued recording interest expense on debt classified as Liabilities subject to compromise, which amounted to $232,556 as of March 31, 2013. The stated contractual interest on debt classified as Liabilities subject to compromise amounted to $20,660 for the three months ended March 31, 2013. As required by the Reorganizations Topic of the ASC, the amount of the Liabilities subject to compromise represented our estimate of known or potential pre-petition claims to be addressed in connection with the bankruptcy.
At the Effective Date, all liabilities subject to compromise were settled through the issuance of common stock or warrants to purchase common stock in accordance with the Reorganization Plan. As such, as of the Effective Date, no liabilities remain subject to compromise.

3. SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES
Ambac, through its subsidiaries, has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. In 2011, Ambac Assurance entered into a secured borrowing transaction under which VIEs were created for the purpose of re-securitizing certain invested assets and collateralizing the borrowing. These VIEs are consolidated because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guarantees the assets held by the VIEs. There was no VIE debt outstanding to third parties under this secured borrowing transaction as of March 31, 2014 and December 31, 2013. The debt represented the senior-most tranche of the securitization structure and was repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance. Such securities had a fair value of $236,674 and $240,150 as of March 31, 2014 and December 31, 2013, respectively. Refer to Note 8 - Investments for further discussion of the restrictions on these securities.

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
We determined that Ambac’s subsidiaries generally have the obligation to absorb a VIE's expected losses given that they have issued financial guarantees supporting the liabilities (and in certain cases assets). As further described below, we consolidated certain VIEs because: (i) we determined for certain transactions that experienced the aforementioned performance deterioration, that Ambac’s subsidiaries had the power, through voting rights or similar rights, to direct the activities of certain VIEs that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in their ability to exercise certain loss remediation activities, or (ii) due to the passive nature of the VIEs’ activities, Ambac’s subsidiaries’ contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to existing VIEs involving Ambac financial guarantees, Ambac is generally required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. A VIE is deconsolidated in the period that Ambac no longer has such control, which occurred in connection with insurance policies that were allocated to the Segregated Account, execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE.
Ambac Sponsored VIEs:
A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac Assurance’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At March 31, 2014 and December 31, 2013 the fair value of these entities is $13,122 and $13,384, respectively, and is reported within Other assets on the Consolidated Balance Sheets.
Since their inception, there have been 15 individual transactions with these entities, of which 3 transactions were outstanding as of March 31, 2014. Total principal amount of debt outstanding was $461,355 and $461,355 at March 31, 2014 and December 31, 2013, respectively. In each case, Ambac sold assets to these entities. The assets are composed of utility obligations with a weighted average rating of BBB at March 31, 2014 and weighted average life of 7.8 years. The purchase by these entities was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of March 31, 2014 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.
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
Ambac was not presented with claims on insurance policies issued to these entities during the three months ended March 31, 2014 and 2013. Successor Ambac received no recoveries for the three months ended March 31, 2014 in respect of previously paid claims. Predecessor Ambac received recoveries of $1,455 for the three months ended March 31, 2013 in respect of previously paid claims.
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

As of March 31, 2014 consolidated VIE assets and liabilities relating to 18 consolidated entities were $15,832,337 and $15,727,102, respectively. As of December 31, 2013, consolidated VIE assets and liabilities relating to 18 consolidated entities were $15,988,697 and $15,872,770, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.
The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of March 31, 2014 and December 31, 2013:

	Successor Ambac
	March 31, 2014	December 31, 2013
Investments:
Corporate obligations	$2,546,762	$2,475,182
Total variable interest entity assets: Fixed income securities	$2,546,762	$2,475,182
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of March 31, 2014 and December 31, 2013:

Successor Ambac	Estimated fair value	Unpaid principal balance
March 31, 2014:
Loans	$13,269,452	$11,785,529
Long-term debt	$13,878,577	$13,828,951

December 31, 2013:
Loans	$13,398,895	$12,226,481
Long-term debt	$14,091,753	$14,251,771

Variable Interests in Non-Consolidated VIEs
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of March 31, 2014 and December 31, 2013:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)

Successor Ambac—March 31, 2014:
Global Structured Finance:
Collateralized debt obligations	$1,806,043	$2,413	$5,868	$7,803
Mortgage-backed—residential	18,511,853	588,700	3,797,261	—
Other consumer asset-backed	5,339,529	67,787	882,389	—
Other commercial asset-backed	6,836,050	408,830	537,413	34,440
Other	4,357,860	112,335	646,998	3,946
Total Global Structured Finance	36,851,335	1,180,065	5,869,929	46,189
Global Public Finance	34,688,105	529,929	602,996	28,024
Total	$71,539,440	$1,709,994	$6,472,925	$74,213

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)

Successor Ambac—December 31, 2013:
Global Structured Finance:
Collateralized debt obligations	$2,092,072	$3,867	$7,119	$10,092
Mortgage-backed—residential	19,231,335	581,498	3,890,937	—
Other consumer asset-backed	5,425,583	68,511	992,177	—
Other commercial asset-backed	7,237,953	429,559	559,600	39,916
Other	4,347,287	113,468	608,213	4,312
Total Global Structured Finance	38,334,230	1,196,903	6,058,046	54,320
Global Public Finance	35,732,858	531,519	604,339	27,112
Total	$74,067,088	$1,728,422	$6,662,385	$81,432

(1)
Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.

(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represent the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available-for-Sale Securities (1)		Gain (Loss) on Foreign Currency Translation (1)
		Changes to Postretirement Benefit (1)		Total
Successor Ambac	Three months ended March 31, 2014	Three months ended March 31, 2014	Three months ended March 31, 2014	Three months ended March 31, 2014
Beginning Balance	$(41,910)	$10,847	$42,724	$11,661
Other comprehensive income before reclassifications	94,622	—	4,238	98,860
Amounts reclassified from accumulated other comprehensive income	(5,900)	(204)	—	(6,104)
Net current period other comprehensive income	88,722	(204)	4,238	92,756
Balance at March 31, 2014	$46,812	$10,643	$46,962	$104,417

	Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Changes to Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)
				Total
Predecessor Ambac	Three months ended March 31, 2013	Three months ended March 31, 2013	Three months ended March 31, 2013	Three months ended March 31, 2013
Beginning Balance	$651,272	$(5,860)	$(20,027)	$625,385
Other comprehensive income before reclassifications	100,180	—	(220)	99,960
Amounts reclassified from accumulated other comprehensive income	(6,082)	808	—	(5,274)
Net current period other comprehensive income	94,098	808	(220)	94,686
Balance at March 31, 2013	$745,370	$(5,052)	$(20,247)	$720,071

 (1) All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive Income Components	Successor Ambac –	Predecessor Ambac –	Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Three months ended March 31, 2014	Three months ended March 31, 2013
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(5,900)	$(6,082)	Net realized investment gains
	—	—	Tax (expense) benefit
	$(5,900)	$(6,082)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(166)	$1,707	Underwriting and operating expenses (2)
Actuarial gains (losses)	(38)	(899)	Underwriting and operating expenses (2)
	(204)	808	Total before tax
	—	—	Tax (expense) benefit
	$(204)	$808	Net of tax and noncontrolling interest
Total reclassifications for the period	$(6,104)	$(5,274)	Net of tax and noncontrolling interest

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

5. NET INCOME PER SHARE
Predecessor Ambac common stock (and related stock options and restricted stock units) was canceled upon emergence from bankruptcy on the Effective Date. Pursuant to the Reorganization Plan, 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitle such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the three months ended March 31, 2014, 51 warrants were exercised, resulting in an issuance of 51 shares of common stock. As of March 31, 2014, Successor Ambac had 5,040,775 warrants outstanding. The earnings per share information for Predecessor Ambac is not meaningful to investors in Successor Ambac’s common stock and warrants.

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants issued under the Reorganization Plan. The following table provides a reconciliation of the common shares used for basic earnings per share to the diluted shares used for diluted earnings per share:

	Successor Ambac	Predecessor Ambac
	Three months ended March 31, 2014	Three months ended March 31, 2013
Weighted average number of common shares used for basic earnings per share	45,042,823	302,469,516
Effect of potential dilutive shares:
Warrants	1,998,028	—
Stock options	4,891	—
Restricted stock units	—	109,738
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	$47,045,742	$302,579,254
Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	—
Stock options	—	480,350
Restricted stock units	1,599	—

6. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at March 31, 2014 and December 31, 2013, was 2.9% and 3.0%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2014 and December 31, 2013, was 9.7 years and 9.6 years, respectively.
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
Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. As of March 31, 2014 and December 31, 2013, approximately 45% and 44% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, student loan transactions and a certain asset-backed transaction, which comprised 6%, 7%, and 17% of the total premium receivables at March 31, 2014 and 7%, 7% and 17% of the total premium receivables at December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, $16,336 and $15,262, respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at March 31, 2014.
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

	Successor Ambac	Predecessor Ambac
	Period from January 1 through March 31, 2014	Period from January 1 through March 31, 2013
Beginning premium receivable	$1,453,021	$1,620,621
Premium receipts	(33,128)	(35,115)
Adjustments for changes in expected life of homogeneous pools and actual changes to contractual cash flows	(15,062)	(14,524)
Accretion of premium receivable discount	10,370	11,190
Uncollectible premiums	(1,074)	(201)
Other adjustments (including foreign exchange)	3,987	(38,873)
Ending premium receivable	$1,418,114	$1,543,098

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, the recognition of any remaining UPR is offset by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Successor Ambac’s accelerated premium revenue for retired obligations for the three months ended March 31, 2014 was $25,114. Predecessor Ambac’s accelerated premium revenue for retired obligations for the three months ended March 31, 2013 was $29,360. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.
The effect of reinsurance on premiums written and earned was as follows:

	Successor Ambac		Predecessor Ambac
	Three months ended March 31, 2014		Three months ended March 31, 2013
	Written	Earned	Written	Earned
Direct	$(5,766)	$86,183	$(3,530)	$107,079
Assumed	—	68	—	24
Ceded	456	3,704	(1,014)	6,847
Net premiums	$(6,222)	$82,547	$(2,516)	$100,256

The table below summarizes the future gross undiscounted premiums to be collected, and future premiums earned, net of reinsurance by Successor Ambac at March 31, 2014:

	Future premiums to be collected (1)	Future expected premiums to be earned, net of reinsurance (1)

Three months ended:
June 30, 2014	$30,303	$46,925
September 30, 2014	34,189	45,450
December 31, 2014	31,942	44,000
Twelve months ended:
December 31, 2015	127,738	164,127
December 31, 2016	121,100	151,279
December 31, 2017	114,752	140,766
December 31, 2018	109,588	131,819
Five years ended:
December 31, 2023	488,119	548,548
December 31, 2028	373,791	375,657
December 31, 2033	250,704	225,360
December 31, 2038	120,724	101,581
December 31, 2043	41,501	34,429
December 31, 2048	12,595	12,126
December 31, 2053	2,262	3,334
December 31, 2058	31	83
Total	$1,859,339	$2,025,484

(1)
Future premiums to be collected relates to the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premium liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

Loss and Loss Expense Reserves:
A loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) unpaid claims plus the present value of expected net cash flows required to be paid under an insurance contract, over (b) the UPR for that contract. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Successor Ambac	Predecessor Ambac
	Period from January 1 through March 31, 2014	Period from January 1 through March 31, 2013
Beginning loss and loss expense reserves, net of subrogation recoverable, gross of reinsurance	$5,470,234	$6,122,140
Less reinsurance on loss and loss expense reserves	122,357	147,409
Beginning balance of loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,347,877	$5,974,731
Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	151	4,083
Claim and loss expense payments, net of subrogation and reinsurance	—	(58)
Establishment of RMBS subrogation recoveries, net of reinsurance	—	(188)
Total current year	151	3,837
Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(117,692)	(129,090)
Claim and loss expense (payments)recoveries, net of subrogation and reinsurance	(9,375)	12,365
Change in previously established RMBS subrogation recoveries, net of reinsurance	(18,331)	34,617
Total prior years	(145,398)	(82,108)
Net change in loss and loss expense reserves	(145,247)	(78,271)
Ending loss and loss expense reserves, net of subrogation recoverable and reinsurance	$5,202,630	$5,896,460
Add reinsurance on loss and loss expense reserves	111,303	148,749
Ending loss and loss expense reserves, net of subrogation recoverable, gross of reinsurance	$5,313,933	$6,045,209
The positive development in loss reserves established in prior years for the three months ended March 31, 2014 was primarily due to improved performance of the RMBS portfolio and higher commutation probabilities for student loan exposures, including with regards to student loan positions held within our investment portfolio. The positive development in loss reserves established in prior years for the three months ended March 31, 2013 was primarily due to improved performance of the RMBS portfolio.
The net change in net loss and loss expense reserves are included in losses and loss expenses in the Consolidated Statement of Total Comprehensive Income. For Successor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were $10,559, an expense for the three months ended March 31, 2014. For Predecessor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were $3,881, a benefit for the three months ended March 31, 2013.

The tables below summarize information related to policies currently included in Ambac’s loss reserves or subrogation recoverable at March 31, 2014 and December 31, 2013. The weighted average risk-free rate used to discount loss reserves at March 31, 2014 and December 31, 2013 was 2.9% and 3.2%, respectively.
Successor Ambac – Surveillance Categories (at March 31, 2014)

	I/SL	IA	II	III	IV	V	Total
Number of policies	27	29	66	70	171	1	364
Remaining weighted-average contract period (in years)	12	13	16	19	11	6	14
Gross insured contractual payments outstanding:
Principal	$760,825	$964,929	$4,057,893	$5,232,627	$10,993,947	$47	$22,010,268
Interest	415,417	485,353	2,765,425	2,168,384	2,460,360	19	8,294,958
Total	$1,176,242	$1,450,282	$6,823,318	$7,401,011	$13,454,307	$66	$30,305,226
Gross undiscounted claim liability	$5,408	$17,697	$245,484	$2,616,809	$7,861,495	$62	$10,746,955
Discount, gross claim liability	(747)	(1,456)	(29,272)	(1,006,627)	(1,027,085)	(3)	(2,065,190)
Gross claim liability before all subrogation and before reinsurance	$4,661	$16,241	$216,212	$1,610,182	$6,834,410	$59	$8,681,765
Less:
Gross RMBS subrogation (1)	—	—	—	(2,513)	(2,232,718)	—	(2,235,231)
Discount, RMBS subrogation	—	—	—	9	10,927	—	10,936
Discounted RMBS subrogation, before reinsurance	—	—	—	(2,504)	(2,221,791)	—	(2,224,295)
Less:
Gross other subrogation (2)	—	—	(22,213)	(117,755)	(695,971)	—	(835,939)
Discount, other subrogation	—	—	9,694	33,024	45,005	—	87,723
Discounted other subrogation, before reinsurance	—	—	(12,519)	(84,731)	(650,966)	—	(748,216)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$4,661	$16,241	$203,693	$1,522,947	$3,961,653	$59	$5,709,254
Less: Unearned premium reserves	(3,195)	(9,270)	(108,203)	(275,241)	(99,097)	—	(495,006)
Plus: Loss adjustment expenses reserves	—	11	2,275	1,462	95,937	—	99,685
Claim liability reported on Balance Sheet, before reinsurance (3) (4)	$1,466	$6,982	$97,765	$1,249,168	$3,958,493	$59	$5,313,933
Reinsurance recoverable reported on Balance Sheet	$55	$872	$2,795	$110,712	$(2,992)	$—	$111,442

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.

(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.

(3)	Claim liability reported on the Balance Sheet, before reinsurance includes unpaid claims of $3,962,531.

(4)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Losses and loss expense reserve (net of potential subrogation recoveries of $1,803,582)	$5,826,168
Subrogation recoverable (includes gross potential recovery of $1,168,929)	(512,235)
$5,313,933

Successor Ambac – Surveillance Categories (at December 31, 2013)

	I/SL	IA	II	III	IV	V	Total
Number of policies	18	23	52	76	169	1	339
Remaining weighted-average contract period (in years)	13	19	17	19	11	6	14
Gross insured contractual payments outstanding:
Principal	$834,708	$1,125,284	$3,464,420	$5,597,387	$11,184,943	$47	$22,206,789
Interest	506,903	871,751	2,130,271	2,331,222	2,556,968	18	8,397,133
Total	$1,341,611	$1,997,035	$5,594,691	$7,928,609	$13,741,911	$65	$30,603,922
Gross undiscounted claim liability	$7,447	$54,398	$221,321	$3,029,891	$7,963,137	$65	$11,276,259
Discount, gross claim liability	(1,225)	(6,726)	(32,630)	(1,299,032)	(1,112,829)	(6)	(2,452,448)
Gross claim liability before all subrogation and before reinsurance	$6,222	$47,672	$188,691	$1,730,859	$6,850,308	$59	$8,823,811
Less:
Gross RMBS subrogation (1)	—	—	—	(4,516)	(2,211,333)	—	(2,215,849)
Discount, RMBS subrogation	—	—	—	15	9,236	—	9,251
Discounted RMBS subrogation, before reinsurance	—	—	—	(4,501)	(2,202,097)	—	(2,206,598)
Less:
Gross other subrogation (2)	—	—	(20,367)	(116,145)	(710,187)	—	(846,699)
Discount, other subrogation	—	—	9,522	36,125	45,666	—	91,313
Discounted other subrogation, before reinsurance	—	—	(10,845)	(80,020)	(664,521)	—	(755,386)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$6,222	$47,672	$177,846	$1,646,338	$3,983,690	$59	$5,861,827
Less: Unearned premium reserves	(4,060)	(22,901)	(95,550)	(280,245)	(100,228)	—	(502,984)
Plus: Loss adjustment expenses reserves	—	11	2,257	$1,658	107,465	—	111,391
Claim liability reported on Balance Sheet, before reinsurance (3) (4)	$2,162	$24,782	$84,553	$1,367,751	$3,990,927	$59	$5,470,234
Reinsurance recoverable reported on Balance Sheet	$146	$2,271	$2,273	$119,795	$(3,236)	$—	$121,249

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.

(2)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (1) above.

(3)	Claim liability reported on the Balance Sheet, before reinsurance includes unpaid claims of $3,904,315.

(4)	Claim liability reported on the Balance Sheet, before reinsurance is included in the Consolidated Balance Sheets as follows:

Losses and loss expense reserve (net of potential subrogation recoveries of $1,797,805)	$5,968,712
Subrogation recoverable (includes gross potential recovery of $1,164,179)	(498,478)
$5,470,234

Ambac records estimated subrogation recoveries for breaches of representations and warranties by sponsors of certain RMBS transactions utilizing Adverse and Random Sample approaches. Ambac has recorded RMBS subrogation recoveries of $2,224,295 ($2,201,983 net of reinsurance) and $2,206,598 ($2,183,652 net of reinsurance) at March 31, 2014 and December 31, 2013, respectively. The balance of RMBS subrogation recoveries and the related claim liabilities, by estimation approach, at March 31, 2014 and December 31, 2013, are as follows:

	Successor Ambac - March 31, 2014
		Gross loss reserve before subrogation recoveries (1)	Subrogation recoveries (2) (3)	Gross loss reserve after subrogation recoveries
Approach	Count
Adverse samples	27	$2,009,647	$(1,218,681)	$790,966
Random samples	21	1,076,695	(1,005,614)	71,081
Totals	48	$3,086,342	$(2,224,295)	$862,047

	Successor Ambac - December 31, 2013
		Gross loss reserve before subrogation recoveries (1)	Subrogation recoveries (2) (3)	Gross loss reserve after subrogation recoveries
Approach	Count
Adverse samples	27	$2,084,911	$(1,252,773)	$832,138
Random samples	21	1,078,861	(953,825)	125,036
Totals	48	$3,163,772	$(2,206,598)	$957,174

(1)	Includes unpaid claims on policies allocated to the Segregated Account.

(2)
The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid and unpaid losses plus projected losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of RMBS subrogation recoveries may exceed the unpaid claims in addition to the expected future claims for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than the sum of unpaid claims and the expected future claims, the net cash outflow for these policies is recorded as a “Losses and loss expense reserve” liability.

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

Below is the rollforward of RMBS subrogation, by estimation approach, for the affected periods:

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Successor Ambac:
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2014	$953,825	21	$1,252,773	27	$2,206,598
Changes recognized in 2014:
Additional transactions reviewed	—	n/a	—	n/a	—
Additional adverse sample loans reviewed	—	n/a	—	n/a	—
Adverse loans repurchased by the sponsor	—	n/a	—	n/a	—
Impact of Sponsor Actions (1)	—	n/a	—	n/a	—
All other changes (2)	51,789	n/a	(34,092)	n/a	17,697
Discounted RMBS subrogation (gross of reinsurance) at March 31, 2014	$1,005,614	21	$1,218,681	27	$2,224,295

	Random sample	Number of transactions	Adverse sample	Number of transactions	Total
Predecessor Ambac
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2013	$1,080,408	22	$1,442,817	27	$2,523,225
Changes recognized in 2013:
Additional transactions reviewed	—	n/a	—	n/a	—
Additional adverse sample loans reviewed	—	n/a	—	n/a	—
Adverse loans repurchased by the sponsor	—	n/a	—	n/a	—
Impact of sponsor actions (1)	(54,195)	(2)	—	n/a	(54,195)
All other changes (2)	(22,570)	n/a	40,909	2	18,339
Discounted RMBS subrogation (gross of reinsurance) at March 31, 2013	$1,003,643	20	$1,483,726	29	$2,487,369

(1)	Sponsor actions include loan repurchases, direct payments to Ambac, and other contributions from sponsors.

(2)
Other changes which may impact RMBS subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor, and/or the projected timing of recoveries. For the three months ended March 31, 2013, Predecessor Ambac added 2 transactions to the Adverse Sample population; however, the impacts on RMBS subrogation disclosed in the Adverse Sample column relate to those, as well as other transactions.

Insurance intangible asset:
The insurance intangible amortization expense for the three months ended March 31, 2014 was $31,714 and is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income for Successor Ambac. As of March 31, 2014 and December 31, 2013, the insurance intangible asset was $1,570,070 and $1,597,965, respectively. The March 31, 2014 and December 31, 2013 insurance intangible asset is net of accumulated amortization of $132,688 and $100,767, respectively.

The estimated future amortization expense for the insurance intangible asset is as follows:

2014	$98,796
2015	119,906
2016	109,388
2017	100,904
2018	94,857
Thereafter	1,046,219

7. FAIR VALUE MEASUREMENTS
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

• Level 2
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include direct investments in fixed income securities representing municipal, asset-backed and corporate obligations, most financial services derivatives, and most long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC. Also included are equity interests in pooled investment funds measured at fair value where the investment can be redeemed in the near term at a value based on the net asset value.

• Level 3
Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include credit derivative contracts written as part of the financial guarantee business, certain financial services interest rate swap contracts, equity interests in Ambac sponsored special purpose entities and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities generally include fixed income securities, loan receivables, and certain long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2014 and December 31, 2013, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Successor Ambac
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
March 31, 2014
Financial assets:
Fixed income securities:
Municipal obligations	$1,185,288	$1,185,288	$—	$1,185,288	$—
Corporate obligations	1,647,584	1,647,584	—	1,644,028	3,556
Foreign obligations	142,044	142,044	—	142,044	—
U.S. government obligations	106,958	106,958	106,958	—	—
U.S. agency obligations	31,825	31,825	—	31,825	—
Residential mortgage-backed securities	1,655,658	1,655,658	—	1,655,658	—
Collateralized debt obligations	177,339	177,339	—	177,339	—
Other asset-backed securities	1,221,993	1,221,993	—	1,158,626	63,367
Fixed income securities, pledged as collateral:
U.S. government obligations	125,123	125,123	125,123	—	—
Short term investments	215,103	215,103	211,486	3,617	—
Other investments	240,530	240,530	—	240,430	100
Cash	31,700	31,700	31,700	—	—
Loans	6,250	6,402	—	—	6,402
Derivative assets:
Interest rate swaps—asset position	83,693	83,693	—	83,693	—
Interest rate swaps—liability position	(2,212)	(2,212)	—	(2,212)	—
Futures contracts	430	430	430	—	—
Other assets	13,122	13,122	—	—	13,122
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,546,762	2,546,762	—	—	2,546,762
Restricted cash	8,552	8,552	8,552	—	—
Loans	13,269,452	13,269,452	—	—	13,269,452
Total financial assets	$22,707,194	$22,707,346	$484,249	$6,320,336	$15,902,761
Financial liabilities:
Obligations under investment agreements	$359,993	$362,488	$—	$—	$362,488
Long term debt, including accrued interest	1,288,483	1,317,986	—	—	1,317,986
Derivative liabilities:
Credit derivatives	87,715	87,715	—	—	87,715
Interest rate swaps—asset position	(50,863)	(50,863)	—	(50,863)	—
Interest rate swaps—liability position	263,839	263,839	—	149,072	114,767
Other contracts	149	149	—	149	—
Liabilities for net financial guarantees written (1)	4,339,829	5,683,120	—	—	5,683,120
Variable interest entity liabilities:
Long-term debt	13,878,577	13,878,577	—	12,594,183	1,284,394
Derivative liabilities:
Interest rate swaps—liability position	1,758,626	1,758,626	—	1,758,626	—
Currency swaps—liability position	86,064	86,064	—	86,064	—
Total financial liabilities	$22,012,412	$23,387,701	$—	$14,537,231	$8,850,470

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

	Successor Ambac
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2013
Financial assets:
Fixed income securities:
Municipal obligations	$1,377,723	$1,377,723	$—	$1,377,723	$—
Corporate obligations	1,489,369	1,489,369	—	1,485,867	3,502
Foreign obligations	124,877	124,877	—	124,877	—
U.S. government obligations	126,248	126,248	126,248	—	—
U.S. agency obligations	32,154	32,154	—	31,946	208
Residential mortgage-backed securities	1,558,625	1,558,625	—	1,558,625	—
Collateralized debt obligations	183,872	183,872	—	183,872	—
Other asset-backed securities	992,448	992,448	—	928,375	64,073
Fixed income securities, pledged as collateral:
U.S. government obligations	126,223	126,223	126,223	—	—
Short term investments	271,119	271,119	267,612	3,507	—
Other investments	241,069	241,069	—	240,969	100
Cash	77,370	77,370	77,370	—	—
Loans	6,179	6,238	—	—	6,238
Derivative assets:
Interest rate swaps—asset position	76,631	76,631	—	76,631	—
Interest rate swaps—liability position	(1,257)	(1,257)	—	(1,257)	—
Futures contracts	2,337	2,337	2,337	—	—
Other assets	13,384	13,384	—	—	13,384
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,475,182	2,475,182	—	—	2,475,182
Restricted cash	17,498	17,498	17,498	—	—
Loans	13,398,895	13,398,895	—	—	13,398,895
Total financial assets	$22,589,946	$22,590,005	$617,288	$6,011,135	$15,961,582
Financial liabilities:
Obligations under investment agreements	$359,070	$360,506	$—	$—	$360,506
Long term debt, including accrued interest	1,256,602	1,215,029	—	—	1,215,029
Derivative liabilities:
Credit derivatives	94,322	94,322	—	—	94,322
Interest rate swaps—asset position	(55,619)	(55,619)	—	(55,619)	—
Interest rate swaps—liability position	215,030	215,030	—	122,418	92,612
Other contracts	165	165	—	165	—
Liabilities for net financial guarantees written	4,509,539	4,876,617	—	—	4,876,617
Variable interest entity liabilities:
Long-term debt	14,091,753	14,091,753	—	12,577,148	1,514,605
Derivative liabilities:
Interest rate swaps—liability position	1,680,834	1,680,834	—	1,680,834	—
Currency swaps—liability position	91,472	91,472	—	91,472	—
Total financial liabilities	$22,243,168	$22,570,109	$—	$14,416,418	$8,153,691
Determination of Fair Value:
When available, Ambac uses quoted active market prices specific to the financial instrument to determine fair value, and classifies such items within Level 1. Because many fixed income securities do not trade on a daily basis, pricing sources apply available information through processes such as matrix pricing to calculate fair value. In those cases, the items are classified within Level 2. If quoted market prices are not available, fair value is based upon models that use, where possible, current market-based or independently-sourced market parameters. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable.
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
Fixed Income Securities:
The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At March 31, 2014, approximately 14%, 85%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2013, approximately 11%, 88%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.
Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analysis, missing and static price reviews, overall valuation analysis by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination that the pricing source cannot provide a reasonable value for a security or cannot adequately support a quote, in which case Ambac would resort to using either other quotes or internal models. Results of price challenges are reviewed and approved by senior traders and finance managers.
The reported fair values of Level 2 fixed income securities are obtained from third party quotes. Information about the valuation inputs for fixed income securities classified as Level 3 is included below:

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $3,556 and $3,502 at March 31, 2014 and December 31, 2013, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at March 31, 2014 and December 31, 2013 include the following weighted averages:
Successor Ambac— March 31, 2014
a.Coupon rate: 0.345%
b.Maturity: 19.89 years
c.Yield: 6.04%
Successor Ambac—December 31, 2013
a.Coupon rate: 0.345%
b.Maturity: 20.14 years
c.Yield: 6.30%
U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration.  The fair value of such securities classified as Level 3 was $0 and $208 at March 31, 2014 and December 31, 2013, respectively. Valuation of these assets was classified as Level 2 as of March 31, 2014. At December 31, 2013, fair value of these assets was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at December 31, 2013 include the following weighted averages:
Successor Ambac-   December 31, 2013
a.Coupon rate: 6.98%
b.Maturity: 1.37 years
c.Yield: 0.39%
Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. The fair value of such securities classified as Level 3 was $63,367 and $64,073 at March 31, 2014 and December 31, 2013, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at March 31, 2014 and December 31, 2013 include the following weighted averages:
Successor Ambac— March 31, 2014
a.Coupon rate: 0.64%
b.Maturity: 6.99 years
c.Yield: 2.34%
Successor Ambac—December 31, 2013
a.Coupon rate: 0.64%
b.Maturity: 7.15 years
c.Yield: 2.34%
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

Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of credit derivative liabilities was reduced by $29,167 and $38,966 at March 31, 2014 and December 31, 2013, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $53,790 and $48,425 at March 31, 2014 and December 31, 2013, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations.
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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 75% of CDS gross par outstanding and 66% of the CDS derivative liability as of March 31, 2014.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 25% of CDS gross par outstanding and 34% of the CDS derivative liability as of March 31, 2014.
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
We do not adjust the relative change ratio until an actual internal rating downgrade has occurred unless we observe new pricing on financial guarantee CDS contracts. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, we believe it is unlikely that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period. The factors used to increase the relative change ratio are based on rating agency probability of default percentages determined by management to be appropriate for the relevant bond type. That is, the probability of default associated with the respective tenor and internal rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the current probability of default (the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B-during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B-rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100%-60%) +100% x 60% = 73.2%.
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
Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the current cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at Libor compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at Libor, was 25.0% and 29.2% as of March 31, 2014 and December 31, 2013, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).
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
The net notional outstanding of Ambac’s CDS contracts were $2,491,138 and $2,776,103 at March 31, 2014 and December 31, 2013, respectively. Credit derivative liabilities at March 31, 2014 and December 31, 2013 had a combined fair value of $87,715 and $94,322, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of March 31, 2014 and December 31, 2013 is summarized below:

Successor Ambac - As of March 31, 2014	CLOs	Other (1)
Notional outstanding	$1,101,199	$1,331,019
Weighted average reference obligation price	98.3	87.5
Weighted average life (WAL) in years	2.0	5.2
Weighted average credit rating	AA	BBB
Weighted average relative change ratio	35.3%	42.8%
CVA percentage	11.51%	26.08%
Fair value of derivative liabilities	$(5,847)	$(80,182)

Successor Ambac - As of December 31, 2013
	CLOs	Other (1)
Notional outstanding	$1,337,737	$1,291,371
Weighted average reference obligation price	98.0	85.7
Weighted average life (WAL) in years	2.1	5.4
Weighted average credit rating	AA	BBB-
Weighted average relative change ratio	35.3%	43.1%
CVA percentage	13.67%	30.70%
Fair value of derivative liabilities	$(7,993)	$(84,780)

(1)
Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $58,920, WAL of 1.9 years and liability fair value of $(1,686) as of March 31, 2014. Other inputs to the valuation of these transactions at March 31, 2014 include weighted average quotes of 4% of notional, weighted average rating of A and Ambac CVA percentage of 6.7%. As of December 31, 2013, these contracts had a combined notional outstanding of $146,995, WAL of 1.0 years and liability fair value of $(1,549). Other inputs to the valuation of these transactions at December 31, 2013 include weighted average quotes of 1% of notional, weighted average rating of A+ and Ambac CVA percentage of 8.7%.

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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, projected net cash flows for each policy included: (i) installment premium receipts, (ii) estimated gross claim payments, and (iii) subrogation receipts. For ceded reinsurance contracts, projected net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each individual direct, assumed, and ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees and current inactive state of the industry there is a lack of observable market information to make this estimate. A profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The profit margin was 17% and 17% as of March 31, 2014 and December 31, 2013, respectively. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
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
Long-term Debt:
The fair value of surplus notes issued by Ambac Assurance and the Segregated Account and classified as long-term debt is internally estimated considering market transactions when available and internally developed discounted cash flow models.
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
European ABS transactions: The fair value of such obligations classified as Level 3 was $1,119,018 and $1,329,985 at March 31, 2014 and December 31, 2013, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization. Significant inputs for the valuation at March 31, 2014 and December 31, 2013 include the following weighted averages:
Successor Ambac—March 31, 2014
a.Coupon rate: 0.59%
b.Maturity: 21.34 years
c.Yield: 9.22%
Successor Ambac—December 31, 2013
a.Coupon rate: 0.72%
b.Maturity: 17.86 years
c.Yield: 8.02%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $165,376 and $184,620 at March 31, 2014 and December 31, 2013, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at March 31, 2014 and December 31, 2013 include the following weighted averages:
Successor Ambac—March 31, 2014

a.Coupon rate: 5.88%
b.Maturity: 15.41 years
c.Yield: 9.50%
Successor Ambac—December 31, 2013
a.    Coupon rate: 6.11%
b.    Maturity: 6.83 years
c.    Yield: 11.95%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at March 31, 2014 and December 31, 2013 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 4.8% and 5.1% at March 31, 2014 and December 31, 2013, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
Additional Fair Value Information:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2014 and 2013. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Successor Ambac - Three Months Ended March 31, 2014	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$67,783	$13,384	$(186,934)	$2,475,182	$13,398,895	$(1,514,605)	$14,253,705
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	419	(262)	(14,249)	55,745	321,847	(190,962)	172,538
Included in other comprehensive income	(217)	—	—	15,835	79,802	(8,621)	86,799
Purchases	—	—	—	—	70,000	—	70,000
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(854)	—	(1,299)	—	(601,092)	429,794	(173,451)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(208)	—	—	—	—	—	(208)
Balance, end of period	$66,923	$13,122	$(202,482)	$2,546,762	$13,269,452	$(1,284,394)	$14,409,383
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(262)	$(15,024)	$55,745	$316,714	$(187,824)	$169,349

				VIE Assets and Liabilities
Predecessor Ambac - Three Months Ended March 31, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$60,402	$14,557	$(322,337)	$2,261,294	$15,359,073	$(2,956,501)	$14,416,488
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(23)	(327)	(3,162)	297,294	400,456	(127,393)	566,845
Included in other comprehensive income	698	—	—	(143,981)	(955,455)	193,905	(904,833)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(3,286)	—	(3,190)	—	(687,263)	4,864	(688,875)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	974,536	974,536
Balance, end of period	$57,791	$14,230	$(328,689)	$2,414,607	$14,116,811	$(1,910,589)	$14,364,161
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(327)	$(5,684)	$297,294	$400,456	$(127,393)	$564,346

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.
Level-3 Investments by class

Successor Ambac - Three Months Ended March 31, 2014	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$—	$64,073	$3,502	$208	$67,783
Total gains/(losses) realized and unrealized:
Included in earnings	—	443	(24)	—	419
Included in other comprehensive income	—	(295)	78	—	(217)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements		(854)	—	—	(854)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	(208)	(208)
Balance, end of period	$—	$63,367	$3,556	$—	$66,923
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Predecessor Ambac - Three Months Ended March 31, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$6,482	$50,264	$3,656	$—	$60,402
Total gains/(losses) realized and unrealized:
Included in earnings	(3)	—	(20)	—	(23)
Included in other comprehensive income	113	569	16	—	698
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,687)	(599)	—	—	(3,286)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$3,905	$50,234	$3,652	$—	$57,791
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Derivatives by class

Successor Ambac - Three Months Ended March 31, 2014	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(92,612)	$(94,322)	$(186,934)
Additions of VIEs consolidated	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(21,631)	7,382	(14,249)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(524)	(775)	(1,299)
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Deconsolidation of VIEs	—	—	—
Balance, end of period	$(114,767)	$(87,715)	$(202,482)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(21,631)	$6,607	$(15,024)

Predecessor Ambac - Three months ended March 31, 2013	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(108,752)	$(213,585)	$(322,337)
Additions of VIEs for consolidated	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(15,949)	12,787	(3,162)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(681)	(2,509)	(3,190)
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Deconsolidation of VIEs	—	—	—
Balance, end of period	$(125,382)	$(203,307)	$(328,689)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(15,949)	$10,265	$(5,684)

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

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	(Loss) income on variable interest entities	Other income
Successor Ambac:
Three Months Ended March 31, 2014
Total gains or losses included in earnings for the period	$419	$775	$6,607	$(21,631)	$186,630	$(262)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	6,607	(21,631)	184,635	(262)
Predecessor Ambac:
Three Months Ended March 31, 2013
Total gains or losses included in earnings for the period	$(23)	$2,509	$10,278	$(15,949)	$570,357	$(327)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	10,266	(15,949)	570,357	(327)

8. INVESTMENTS
Ambac’s invested assets are primarily comprised of fixed income securities classified as available-for-sale and equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities.
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2014 and December 31, 2013 were as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated	Non-credit other- than-temporary
	Cost	Gains	Losses	Fair Value	Impairments (1)
Successor Ambac - March 31, 2014
Fixed income securities:
Municipal obligations	$1,189,334	$12,932	$16,978	$1,185,288	$—
Corporate obligations	1,652,302	9,535	14,253	1,647,584	—
Foreign obligations	146,189	673	4,818	142,044	—
U.S. government obligations	108,546	75	1,663	106,958	—
U.S. agency obligations	31,887	3	65	31,825	—
Residential mortgage-backed securities	1,578,205	97,861	20,408	1,655,658	834
Collateralized debt obligations	177,780	202	643	177,339	—
Other asset-backed securities	1,237,667	8,944	24,618	1,221,993	—
	6,121,910	130,225	83,446	6,168,689	834
Short-term	215,103	—	—	215,103	—
	6,337,013	130,225	83,446	6,383,792	834
Fixed income securities pledged as collateral:
U.S. government obligations	125,090	33	—	125,123	—
Total collateralized investments	125,090	33	—	125,123	—
Total available-for-sale investments	$6,462,103	$130,258	$83,446	$6,508,915	$834
Successor Ambac - December 31, 2013
Fixed income securities:
Municipal obligations	$1,405,293	$857	$28,427	$1,377,723	$—
Corporate obligations	1,508,377	4,886	23,894	1,489,369	—
Foreign obligations	131,709	69	6,901	124,877	—
U.S. government obligations	128,415	9	2,176	126,248	—
U.S. agency obligations	32,214	10	70	32,154	—
Residential mortgage-backed securities	1,516,877	59,853	18,105	1,558,625	852
Collateralized debt obligations	184,118	217	463	183,872	—
Other asset-backed securities	1,020,251	8,795	36,598	992,448	—
	5,927,254	74,696	116,634	5,885,316	852
Short-term	271,118	1	—	271,119	—
	6,198,372	74,697	116,634	6,156,435	852
Fixed income securities pledged as collateral:
U.S. government obligations	126,196	27	—	126,223	—
Total collateralized investments	126,196	27	—	126,223	—
Total available-for-sale investments	$6,324,568	$74,724	$116,634	$6,282,658	$852

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of March 31, 2014 and December 31, 2013.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2014, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$512,768	$512,927
Due after one year through five years	1,127,009	1,124,957
Due after five years through ten years	1,326,425	1,310,305
Due after ten years	502,249	505,736
	3,468,451	3,453,925
Residential mortgage-backed securities	1,578,205	1,655,658
Collateralized debt obligations	177,780	177,339
Other asset-backed securities	1,237,667	1,221,993
	$6,462,103	$6,508,915
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013:

	Less Than 12 Months (1)
	Fair Value	Gross Unrealized Loss
Successor Ambac - March 31, 2014
Fixed income securities:
Municipal obligations	$415,721	$16,978
Corporate obligations	738,842	14,253
Foreign government obligations	104,908	4,818
U.S. government obligations	29,753	1,663
U.S. agency obligations	31,619	65
Residential mortgage-backed securities	441,506	20,408
Collateralized debt obligations	128,956	643
Other asset-backed securities	440,749	24,618
	2,332,054	83,446
Short-term	1,702	—
Total temporarily impaired securities	$2,333,756	$83,446

	Less Than 12 Months (1)
	Fair Value	Gross Unrealized Loss
Successor Ambac - December 31, 2013
Fixed income securities:
Municipal obligations	$437,683	$28,427
Corporate obligations	877,356	23,894
Foreign government obligations	117,905	6,901
U.S. government obligations	70,044	2,176
U.S. agency obligations	5,834	70
Residential mortgage-backed securities	644,502	18,105
Collateralized debt obligations	137,685	463
Other asset-backed securities	629,957	36,598
	2,920,966	116,634
Short-term	—	—
Total temporarily impaired securities	$2,920,966	$116,634

(1)
As a result of the implementation of Fresh Start, amortized cost for available for sale securities were set to equal fair value on April 30, 2013. Accordingly, Successor Ambac does not have any gross unrealized losses that have been in a continuous unrealized loss position for greater than 12 months.

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of March 31, 2014 and December 31, 2013 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of March 31, 2014, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at March 31, 2014, $595,247 of the total fair value and $33,433 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2013, $826,969 of the total fair value and $36,946 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac claim payments. The Segregated Account has been making Interim Payments in amounts equal to 25% of permitted Segregated Account policy claims since September 2012 (plus, in certain cases, Supplemental Payments as described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac's 2013 Annual Report on Form 10-K). As described in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, if the proposed amendments to the Segregated Account Rehabilitation Plan sought by the Rehabilitator are approved, the Rehabilitator intends to increase the percentage of permitted policy claims to be paid from 25% to 45%, and to make certain payments on Deferred Amounts, together with interest thereon, and to early redeem a portion of the Segregated Account surplus notes (including accrued and unpaid interest thereon). The redemption of any Segregated Account surplus notes will result in a proportionate redemption of the General Account surplus notes (including accrued and unpaid interest thereon). Our evaluation of other-than-temporary impairments as of March 31, 2014, particularly with respect to Ambac's ability to hold securities that are in an unrealized loss position, considered the impact of increased cash outflow that would result in 2014 from the increased claim payment percentage, payment on Deferred Amounts and surplus note redemptions. Declines in the fair value of investment securities or changes in management's intent to sell securities to fund these increased cash payments could result in future recognition of other-than-temporary impairments. Additionally, modifications to the Segregated Account Rehabilitation Plan, or orders from the Rehabilitation Court or actions by the Rehabilitator, with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes may have a material effect on the fair value of Ambac-wrapped securities and future recognition of other-than-temporary impairments.
Municipal and corporate obligations
The gross unrealized losses on municipal and corporate obligations as of March 31, 2014 are primarily the result of the increase in interest rates since April 30, 2013. These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $20,408 of unrealized losses on residential mortgage-backed securities, $16,258 is attributable to Ambac-wrapped securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since April 30, 2013. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at March 31, 2014 on these transactions.
Other asset-backed securities
Of the $24,618 of unrealized losses on other asset-backed securities as of March 31, 2014, $24,333 is attributable to 5 military housing, fixed-rate securities. The unrealized loss on these securities is largely due to the increase in interest rates since April 30, 2013. Management believes that the timely receipt of all principal and interest on these positions as well as on other asset-backed securities is probable.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the affected periods:

	Successor Ambac –	Predecessor Ambac –
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Gross realized gains on securities	$19,576	$41,578
Gross realized losses on securities	(1,128)	(318)
Foreign exchange losses	(2,159)	4,800
Net realized gains	$16,289	$46,060
Net other-than-temporary impairments (1)	$(10,392)	$—

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

During 2002 and 2003 Ambac recognized investment realized losses relating to its investment in asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”). These notes defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. In connection with a full and final settlement of a lawsuit brought by NCFE bondholders against Credit Suisse Securities LLC, a subsidiary of Ambac Assurance received cash recoveries of $39,978 in the three months ended March 31, 2013. These amounts were recorded within gross realized gains on securities.
Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Such changes in estimated claim payments on Ambac-wrapped securities contributed to net other-than-temporary impairments for the periods presented in the table above. Further changes to the timing of estimated claim payments could result in additional other-than-temporary impairment charges in the future. Successor Ambac’s net other-than-temporary impairments relate to adverse changes in projected cash flows on certain Ambac-wrapped securities as well as the company’s intent to sell certain securities that were in an unrealized loss position as of March 31, 2014. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of March 31, 2014 and 2013 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Credit Impairment
Successor Ambac:
Balance as of January 1, 2014	$1,182
Additions for credit impairments recognized on:
Securities not previously impaired	4,767
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—
Securities that no longer have a portion of other-than-temporary impairment in other comprehensive income because of Ambac's intent to sell such securities	—
Balance as of March 31, 2014	$5,949
Predecessor Ambac:
Balance as of January 1, 2013	$183,300
Additions for credit impairments recognized on:
Securities not previously impaired	—
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(9)
Balance as of March 31, 2013	$183,291

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

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at March 31, 2014 and December 31, 2013:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
Successor Ambac - March 31, 2014
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$497,802	$372,679	$125,123
Cash and securities pledged from derivative counterparties	$—	$—	$—
Successor Ambac - December 31, 2013
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$497,946	$371,723	$126,223
Cash and securities pledged from derivative counterparties	$690	$—	$—
Securities carried at $6,811 and $6,799 at March 31, 2014 and December 31, 2013, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $236,674 and $240,150 at March 31, 2014 and December 31, 2013, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3, Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2014 and December 31, 2013, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities			Weighted Average Underlying Rating (1)
				Short-term	Total
Successor Ambac - March 31, 2014:
Ambac Assurance Corporation (2)	$66,002	$—	$2,051,280	$—	$2,117,282	CCC
National Public Finance Guarantee Corporation	400,268	37,872	—	—	438,140	AA-
Assured Guaranty Municipal Corporation	312,622	78,835	—	—	391,457	A+
MBIA Insurance Corporation	—	17,436	—	—	17,436	BBB-
Assured Guaranty Corporation	—	—	2,816	—	2,816	D
Financial Guarantee Insurance Corporation	—	—	2,755	—	2,755	D
Total	$778,892	$134,143	$2,056,851	$—	$2,969,886	B+
Successor Ambac - December 31, 2013:
Ambac Assurance Corporation (2)	$64,596	$—	$1,747,283	$—	$1,811,879	CCC+
National Public Finance Guarantee Corporation	532,752	37,642	—	—	570,394	A+
Assured Guaranty Municipal Corporation	372,392	77,163	—	—	449,555	A+
MBIA Insurance Corporation	—	17,444	—	—	17,444	BBB-
Assured Guaranty Corporation	—	—	2,917	—	2,917	D
Financial Guarantee Insurance Corporation	—	—	2,869	—	2,869	D
Total	$969,740	$132,249	$1,753,069	$—	$2,855,058	BB-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $51,395 and $50,953 at March 31, 2014 and December 31, 2013, respectively, insured by Ambac UK.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Successor Ambac –	Predecessor Ambac –
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Fixed income securities	$70,985	$86,331
Short-term investments	303	595
Loans	117	108
Investment expense	(2,598)	(1,977)
Securities available-for-sale and short-term	68,807	85,057
Other investments	1,994	(543)
Total net investment income	$70,801	$84,514
Net investment income from Other investments represents changes in fair value on securities classified as trading or under the fair value option. Successor Ambac gains for the three months ended March 31, 2014 on securities still held at the March 31, 2014 was $2,449. Predecessor Ambac losses for the three months ended March 31, 2013 on securities still held at March 31, 2014 were $614.
9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Successor Ambac—March 31, 2014:
Derivative Assets:
Interest rate swaps	$134,556	$53,075	$81,481	$—	$81,481
Futures contracts	430	—	430	—	430
Total non-VIE derivative assets	$134,986	$53,075	$81,911	$—	$81,911
Derivative Liabilities:
Credit derivatives	$87,715	$—	$87,715	$—	$87,715
Interest rate swaps	266,051	53,075	212,976	75,964	137,012
Other contracts	149	—	149	—	149
Total non-VIE derivative liabilities	$353,915	$53,075	$300,840	$75,964	$224,876
Variable Interest Entities
Interest rate swaps	$1,758,626	$—	$1,758,626	$—	$1,758,626
Currency swaps	86,064	—	86,064	—	86,064
Total VIE derivative liabilities	$1,844,690	$—	$1,844,690	$—	$1,844,690

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Successor Ambac—December 31, 2013:
Derivative Assets:
Interest rate swaps	$132,250	$56,876	$75,374	$—	$75,374
Futures contracts	2,337	—	2,337	690	1,647
Total non-VIE derivative assets	$134,587	$56,876	$77,711	$690	$77,021
Derivative Liabilities:
Credit derivatives	$94,322	$—	$94,322	$—	$94,322
Interest rate swaps	216,287	56,876	159,411	42,555	116,856
Other contracts	165	—	165	—	165
Total non-VIE derivative liabilities	$310,774	$56,876	$253,898	$42,555	$211,343
Variable Interest Entities
Interest rate swaps	$1,680,834	$—	$1,680,834	$—	$1,680,834
Currency swaps	91,472	—	91,472	—	91,472
Total VIE derivative liabilities	$1,772,306	$—	$1,772,306	$—	$1,772,306

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $39,558 and $3,040 as of March 31, 2014 and December 31, 2013, respectively. The amounts representing the obligation to return cash collateral recorded in “Other liabilities” were $0 and $690 as of March 31, 2014 and December 31, 2013.

		Successor Ambac	Predecessor Ambac
	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss)Recognized in Consolidated Statement of Total Comprehensive Income– March 31, 2014	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income– Three Months Ended March 31, 2013
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$7,382	$12,787
Financial Services derivatives products:
Interest rate swaps	Derivative products	(51,860)	(1,022)
Futures contracts	Derivative products	(1,992)	455
Other derivatives	Derivative products	11	(2)
Total Financial Services derivative products		(53,841)	(569)
Variable Interest Entities:
Currency swaps	(Loss) income on variable interest entities	5,408	4,704
Interest rate swaps	(Loss) income on variable interest entities	(77,792)	(100,548)
Total Variable Interest Entities		(72,384)	(95,844)
Total derivative contracts		$(118,843)	$(83,626)
Financial Guarantee Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at March 31, 2014 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of March 31, 2014 and December 31, 2013:
Successor Ambac—March 31, 2014

Ambac Rating	CLO	Other	Total
AAA	$—	$24,034	$24,034
AA	1,101,199	182,237	1,283,436
A	—	43,160	43,160
BBB (1)	—	859,421	859,421
Below investment grade (2)	—	281,087	281,087
	$1,101,199	$1,389,939	$2,491,138
Successor Ambac—December 31, 2013

Ambac Rating	CLO	Other	Total
AAA	$—	$24,034	$24,034
AA	1,209,071	203,025	1,412,096
A	128,666	107,251	235,917
BBB (1)	—	826,175	826,175
Below investment grade (2)	—	277,881	277,881
	$1,337,737	$1,438,366	$2,776,103

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

The tables below summarize information by major category as of March 31, 2014 and December 31, 2013:
Successor Ambac—March 31, 2014

	CLO	Other	Total
Number of CDS transactions	7	12	19
Remaining expected weighted-average life of obligations (in years)	2.0	5.0	3.7
Gross principal notional outstanding	$1,101,199	$1,389,939	$2,491,138
Net derivative liabilities at fair value	$(5,847)	$(81,868)	$(87,715)

Successor Ambac—December 31, 2013

	CLO	Other	Total
Number of CDS transactions	7	13	20
Remaining expected weighted-average life of obligations (in years)	2.1	5.0	3.6
Gross principal notional outstanding	$1,337,737	$1,438,366	$2,776,103
Net derivative liabilities at fair value	$(7,993)	$(86,329)	$(94,322)
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
Adversely classified credits are assigned risk classifications by the surveillance group. As of March 31, 2014, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $59,095 and gross notional principal outstanding of $281,087. As of December 31, 2013, there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $62,296 and total notional principal outstanding of $277,881.
Financial Services Derivative Products:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of March 31, 2014 and December 31, 2013 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
	Successor Ambac –	Successor Ambac –
Type of derivative	March 31, 2014	December 31, 2013
Interest rate swaps—receive-fixed/pay-variable	$694,845	$697,837
Interest rate swaps—pay-fixed/receive-variable	1,537,968	1,540,976
Interest rate swaps—basis swaps	146,705	146,705
Futures contracts	100,000	100,000
Other contracts	75,650	75,650
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2014 and December 31, 2013 are as follows:

	Notional
	Successor Ambac –	Successor Ambac –
Type of VIE derivative	March 31, 2014	December 31, 2013
Interest rate swaps—receive-fixed/pay-variable	$1,829,642	$1,818,118
Interest rate swaps—pay-fixed/receive-variable	3,371,951	3,350,714
Currency swaps	775,202	770,319
Credit derivatives	19,553	20,130
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
As of March 31, 2014 and December 31, 2013, the net liability fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk was $75,964 and $42,555, respectively, related to which Ambac had posted assets as collateral with a fair value of $125,123 and $126,223, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on March 31, 2014, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

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
As of March 31, 2014 Ambac had loss carryforwards totaling $6,079,936. This includes carryforwards of $577,742 relating to U.S. capital losses, $306,769 of Ambac UK loss carryforwards, and an ordinary U. S. federal net operating tax carryforward of approximately $5,195,425, which, if not utilized, will begin expiring in 2029, and will fully expire in 2034.
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at March 31, 2014 and December 31, 2013 are presented below:

	Successor Ambac
	March 31, 2014	December 31, 2013
Deferred tax liabilities:
Insurance intangible	$549,525	$559,288
Variable interest entities	127,399	131,137
Investments	180,607	168,653
Unearned premiums and credit fees	45,265	38,826
Other	2,224	2,221
Total deferred tax liabilities	905,020	900,125
Deferred tax assets:
Unrealized losses & impairments on investments	—	—
Net operating loss and capital carryforward	2,127,884	2,177,029
Loss reserves	590,032	634,692
Compensation	9,005	8,724
AMT Credits	6,903	4,269
Other	58,597	58,581
Sub-total deferred tax assets	2,792,421	2,883,295
Valuation allowance	1,889,603	1,985,369
Total deferred tax assets	902,818	897,926
Net deferred tax liability	$(2,202)	$(2,199)
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

11. COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in “Note 18: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
The Segregated Account and Wisconsin Rehabilitation Proceeding
Various third parties have filed motions or objections in the Rehabilitation Court and/or moved to intervene in the Segregated Account Rehabilitation Proceeding. On January 24, 2011, the Rehabilitation Court issued its Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation, with Findings of Fact and Conclusions of Law (the “Confirmation Order”). Notices of appeal from the Confirmation Order were filed by various parties, including policyholders. On October 24, 2013, the Wisconsin Court of Appeals affirmed the Confirmation Order and the Rehabilitation Court’s rejection of the objections filed by various third parties before entry of the Confirmation Order. On November 22, 2013, petitions seeking discretionary review of this ruling by the Wisconsin Supreme Court were filed by (1) Wells Fargo Bank, National Association, as trustee for certain insured bonds issued by the Las Vegas Monorail Co., and four Eaton Vance entities claiming to own some number of these bonds; and (2) Deutsche Bank National Trust Company, Deutsche Bank Trust Company Americas, and U.S. Bank National Association, all as trustees for certain insured bonds or obligations. Additionally, on December 6, 2013, the Customer Asset Protection Company (“CAPCO”) filed a Response to these two petitions for review in which CAPCO took no position on whether the Wisconsin Supreme Court should grant the petitions, but asked the court to allow further consideration of Wis. Stat. § 645.68 if it does grant the petitions for review. The Rehabilitator responded by opposing further review by the Wisconsin Supreme Court.  On March 17, 2014, the Supreme Court of Wisconsin denied the petitions for review making the decision by the Wisconsin Court of Appeals final and controlling law.
On February 13, 2014, the Rehabilitation Court approved a motion seeking approval for the Rehabilitator and the Segregated Account to disburse settlement proceeds from RMBS remediation claims as permitted policy claim payments, with such distributions to include (i) paying claims payments in excess of the then applicable claims cash payment percentage, and/or (ii) paying all or portions of unpaid permitted policy claims (such policy claim payments, “Special Policy Payments”). As a result, in the first quarter of 2014, the Segregated Account made Special Policy Payments, in aggregate, of approximately $22,604 in connection with 10 financial guarantee policies.

On April 21, 2014, the Rehabilitator filed a motion with the Rehabilitation Court seeking approval to amend the Segregated Account Rehabilitation Plan. The Rehabilitation Court is currently scheduled to hear the motion on June 11, 2014. If the motion is approved in the form currently proposed by the Rehabilitator, the amendments will modify the treatment of claims under the Segregated Account Rehabilitation Plan, as more fully described in Note 1. If the amendments are approved, the Rehabilitator intends to increase the percentage of the initial cash Interim Payment for permitted policy claims, to pay certain Deferred Amounts, together with interest thereon, and to make corresponding payments on surplus notes (other than junior surplus notes), as more fully described in Note 1. As of today’s date and pending its hearing on the motion, there can be no assurances that the motion will be approved by the Rehabilitation Court, nor that any increase in the Interim Payments or any payment of any Deferred Amounts or surplus notes will occur.
Litigation Against Ambac
County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011). Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013. On September 9, 2013, plaintiffs filed a notice of appeal of the July 9th Order and on September 30, 2013, Ambac Assurance filed a notice of cross-appeal. On September 9, 2013, the parties filed motions for attorneys’ fees in connection with the portions of the Anti-SLAPP motions on which they were successful. The court denied plaintiffs’ motion for fees from the bench on November 8, 2013. On March 26, 2014, the court granted the defendants’ motions for attorneys’ fees awarding Ambac Assurance approximately $207.

Broadbill Partners LP et al. v. Ambac Assurance Corporation (Supreme Court of the State of New York, County of New York, filed November 8, 2012). Ambac Assurance filed a motion to dismiss on January 15, 2013, which the plaintiffs opposed. The Court held oral argument on September 11, 2013. On March 12, 2014, the court granted Ambac Assurance’s motion dismissing the plaintiffs’ claims in their entirety. Plaintiffs filed a notice of appeal on March 31, 2014.
Ambac Assurance’s estimates of projected losses for RMBS transactions consider, among other things, the RMBS transactions’ payment waterfall structure, including the application of interest and principal payments and recoveries, and depend in part on our interpretations of contracts and other bases of our legal rights. From time to time, bond trustees and other transaction participants have employed different contractual interpretations. Ambac Assurance has been made aware that a transaction participant has directed a bond trustee to employ a different waterfall interpretation in a RMBS transaction, which may lead to the commencement of legal action. It is not possible to predict whether additional disputes will arise, nor the outcomes of any potential litigation. It is possible that there could be unfavorable outcomes in this or other disputes or proceedings and that our interpretations may prove to be incorrect, which could lead to changes to our estimate of loss reserves.

It is not reasonably possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for certain litigation against Ambac which are probable and reasonably estimable, and management’s estimated range of loss for such matters, are not material to the operating results or financial position of the Company. For the remaining litigation matters Ambac is defending that do not meet the “probable and reasonably estimable” accrual threshold and where no loss estimates have been provided above, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims above and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.
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
Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). On January 11, 2013 the court granted Ambac Assurance’s motion for summary judgment on all claims except Ambac Assurance’s claim for specific performance (as to which no summary judgment motion was made) and denied defendant’s motion for summary judgment. Following a hearing on August 23, 2013, the court issued an order on August 29, 2013, awarding Ambac interest on the termination payment as well as legal fees and expenses as of March 31, 2013. In order to expedite the disposition of any appeals, Ambac Assurance filed a motion for the entry of final judgment for the claims upon which summary judgment was awarded and the defendant moved for the entry of final judgment on the dismissal in 2011 of all its counterclaims against Ambac Assurance. On March 6, 2014, the court granted both motions and entered final judgment on March 8, 2014 on the dismissal of defendant’s counterclaims and on the claims for which Ambac was granted summary judgment awarding Ambac Assurance approximately $7,760 as of March 11, 2014. Defendant filed a notice of appeal to the United States Court of Appeals for the Second Circuit on April 9, 2014.
In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, which are listed and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated below:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012 and amended on August 14, 2012). On June 13, 2013, the court dismissed Ambac Assurance’s contractual claims but not its claims for fraudulent inducement or successor liability. On March 17, 2014 Ambac Assurance filed its appeal brief. The appeal is fully briefed. Discovery is ongoing.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Capital One, N.A., as successor by merger to Chevy Chase Bank, F.S.B. (United States District Court for the Southern District of New York, filed on October 24, 2012). Defendants filed a motion to dismiss on February 6, 2013, which Ambac Assurance opposed. The court held oral argument on March 7, 2013 and on March 27, 2014, the court ordered the motion withdrawn. Defendant filed its answer on April 11, 2014. Discovery is ongoing.

12. SEGMENT INFORMATION
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
Information provided below for “Corporate and Other” primarily relates to (i) amounts received by Ambac under the Mediation Agreement dated September 21, 2011 (as more fully described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K); and (ii) other corporate activities, including interest income on the investment portfolio, including accrual of interest on the junior surplus notes issued by the Segregated Account. Corporate and Other intersegment revenue relates to receipts under the Mediation Agreement. The following table is a summary of financial information by reportable segment for the affected periods:

Successor Ambac - March 31, 2014	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$162,553	$(53,438)	$23	$—	$109,138
Inter-segment	375	(75)	8,635	(8,935)	—
Total revenues	$162,928	$(53,513)	$8,658	$(8,935)	$109,138
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2) (3)	$216,261	$(54,529)	$(2,434)	$—	$159,298
Inter-segment	(9,157)	(454)	9,611	—	—
Pre-tax income (loss) from continuing operations	$207,104	$(54,983)	$7,177	$—	$159,298
Total assets as of March 31, 2014	$26,535,119	$534,256	$44,873	$—	$27,114,248
Net investment income	$70,384	$394	$23	$—	$70,801
Insurance intangible amortization	$31,714	$—	$—	$—	$31,714
Interest expense	$31,881	$447	$—	$—	$32,328
Reorganization items (4)	$—	$—	$23	$—	$23

Predecessor Ambac - Three months ended March 31, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$250,238	$40,605	$29	$—	$290,872
Inter-segment	726	(684)	—	(42)	—
Total revenues	$250,964	$39,921	$29	$(42)	$290,872
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2)	$246,700	$38,847	$(2,638)	$—	$282,909
Inter-segment	(72)	(849)	921	—	—
Pre-tax income (loss) from continuing operations	$246,628	$37,998	$(1,717)	$—	$282,909
Total assets as of March 31, 2013	$25,563,432	$558,593	$32,069	$—	$26,154,094
Net investment income	$83,274	$1,211	$29	$—	$84,514
Interest expense	$22,176	$989	$—	$—	$23,165
Reorganization items (4)	$—	$—	$2,059	$—	$2,059

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from continuing operations from unaffiliated customers is net investment income.

(2)	Included in pre-tax income (loss) from continuing operations from unaffiliated customers is interest expense.

(3)
Included in pre-tax income from continuing operations from unaffiliated customers is amortization of intangible asset arising from financial guarantee contracts that were set to fair value upon adoption of Fresh Start.

(4)	Refer to "Note 2: Reorganization Under Chapter 11," for a further discussion of Reorganization items.
The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Successor Ambac - Three Months Ended March 31, 2014			Predecessor Ambac - Three Months Ended March 31, 2013
	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives
United States	$(699)	$56,758	$6,581	$(8,716)	$81,057	$16,530
United Kingdom	(6,166)	20,635	—	8,507	13,754	(2,175)
Other international	1,099	5,154	801	(3,321)	5,445	(1,568)
Total	$(5,766)	$82,547	$7,382	$(3,530)	$100,256	$12,787

13. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
Adopted:
Effective January 1, 2014, Ambac adopted ASU No. 20131-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when: i) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position and ii) the entity does not intend to use the deferred tax asset for this purpose. If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The adoption of this ASU did not have a material effect on Ambac’s financial statements.

Issued:
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The objective of this ASU is to limit discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity's strategy, are reported in discontinued operations. The ASU also requires certain expanded disclosures for discontinued operations and disclosure of the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The ASU is effective prospectively for all disposals (or classifications of held for sale) components that occur within annual periods beginning on or after December 15, 2014. Ambac will adopt the ASU on January 1, 2015. The adoption of this ASU is not expected to have a material effect on Ambac's financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. “(“Ambac” or “the Company”) for the periods indicated. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K for the year ended December 31, 2013, the CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of Operating Earnings and Adjusted Book Value, which are not presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying profitability drivers of our business. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial measures and they may differ from similar reporting provided by other companies. Readers of this Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Operating Earnings and Adjusted Book Value are non-GAAP financial measures that adjust for the impact of certain non-recurring or non-economic GAAP accounting requirements and include the addition of certain items that the Company has or expects to realize in the future, but that are not reported under GAAP. We also provide reconciliations to the most directly comparable GAAP measures; Operating earnings to Net income attributable to common stockholders and Adjusted Book Value to Total Ambac Financial Group, Inc. stockholders’ equity.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including in this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things, which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2013 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) volatility in the price of Ambac’s common stock; (2) uncertainty concerning our ability to achieve value for holders of Ambac securities, whether from Ambac Assurance Corporation (“Ambac Assurance”) or from new business opportunities, including risks associated with the possible dilution of the ownership interests of our stockholders; (3) our inability to achieve the financial results projected during our Chapter 11 proceeding; (4) potential of rehabilitation proceedings against Ambac Assurance; (5) decisions made by the rehabilitator of the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”) for the benefit of policyholders that may result in material adverse consequences for Ambac’s security holders; (6) our inability to realize the expected recoveries included in our financial statements; (7) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (8) material changes to the Segregated Account rehabilitation plan or to current rules and procedures governing the payment of permitted policy claims, with resulting adverse impacts; (9)  decisions of the Rehabilitator concerning payments of deferred claim amounts or payments on surplus notes, the timing or magnitude of which is disadvantageous to Ambac, (10) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings by municipal issuers; (11) adverse events arising from the rehabilitation proceedings for the Segregated Account, including the failure of the injunctions issued by the Wisconsin rehabilitation court to protect the Segregated Account and Ambac Assurance from certain adverse actions; (12) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan or from rules and procedures governing the payment of permitted policy claims; (13) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, collateralized loan obligations, public finance obligations and exposures to reinsurers; (14) risks attendant to the change in composition of securities in our investment portfolio; (15) inadequacy of reserves established for losses and loss expenses; (16) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (17) changes in prevailing interest rates; (18) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (19) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (20) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (21) risks relating to determinations of amounts of impairments taken on investments; (22) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (23) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (24) system security risks; (25) the effects of U.S. fiscal policies; (26) market spreads and pricing on derivative products insured or issued by Ambac or its subsidiaries; (27) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (28) changes in accounting principles or practices that may impact Ambac’s financial results, including those resulting from potential amendments to the Segregated Account Rehabilitation Plan; (29) legislative and regulatory developments; (30) operational risks, including with respect to internal processes, risk models, systems and employees, and failures in services or products provided by third parties; (31) Ambac’s financial position and the Segregated Account rehabilitation proceedings that may prompt departures of key employees and may impact our ability to attract qualified executives and employees; and (32) other risks and uncertainties that have not been identified at this time.

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

•	Pursuing new businesses. These new businesses may include financial services businesses such as advisory, asset servicing, asset management, and/or insurance.
Opportunities for de-risking transactions depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy, as well as other factors. Ambac Assurance’s ability to commute policies or purchase securities may be limited by available liquidity. The execution of Ambac’s strategy with respect to liabilities and associated rights allocated to the Segregated Account (defined below) is subject to the authority of the Rehabilitator (defined below) to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Refer to Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of Ambac's 2013 Form 10-K and to Note 1 to the Unaudited Consolidated Financial Statements located in Part I, Item I of this Form 10-Q, for more information on the Segregated Account and the contracts between Ambac Assurance and the Segregated Account.
Although we are exploring new business opportunities for Ambac, it is not possible at this time to predict the operating results or prospects of any future business. Our efforts to pursue new business opportunities may be unsuccessful or require significant financial or other resources. No assurance can be given that we will be able to identify or execute the acquisition or development of any new business. In addition, there can be no assurance that we will be able to generate or obtain the financial and other resources that may be required to finance the acquisition or development of any new business. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative. For additional risks and uncertainties concerning Ambac, please refer to Part I, Item 1A of Ambac’s 2013 Form 10-K and Part II, Item 1A of this Form 10-Q.
Ambac has two reportable business segments: Financial Guarantee and Financial Services.

Ambac’s financial guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance and its wholly owned subsidiary, Ambac Assurance UK Limited. (“Ambac UK”). Insurance policies insured by Ambac Assurance and Ambac UK guarantee payment when due of the principal and interest on the obligation guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of the Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Refer to Part I, Item 1 of Ambac’s 2013 Form 10-K, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9 to the Consolidated Financial Statements located in Part II, Item 8 of Ambac’s 2013 Form 10-K, for more information on dividend payment restrictions.
In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. As of March 31, 2014, insurance liabilities for policies allocated to the Segregated Account were $5,931.2 million. These insurance liabilities include loss reserves and loss expense reserves, gross of remediation and reinsurance recoveries. In March 2010, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K and to Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item I of this Form 10-Q for further discussion of the Segregated Account.
Ambac’s financial services segment is operated by subsidiaries of Ambac Assurance. This segment provides financial and investment products, including investment agreements, funding conduits, and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insures all of the obligations of its financial services subsidiaries. The financial services businesses are in active runoff, which is being effectuated by means of transaction terminations, settlements, assignments and scheduled amortization of contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2013.

FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market sector at March 31, 2014 and December 31, 2013. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

	Successor Ambac
($ in millions)	March 31, 2014	December 31, 2013
Public Finance (1) (2)	$112,325	$116,062
Structured Finance	30,479	31,412
International Finance	30,682	31,618
Total net par outstanding (3)	$173,486	$179,092

(1)	Includes $6,154 and $6,165 of Military Housing net par outstanding at March 31, 2014 and December 31, 2013, respectively.

(2)	Includes $2,485 of Puerto Rico net par outstanding at March 31, 2014 and December 31, 2013.
(3) Included in the above net par exposures at March 31, 2014 and December 31, 2013 are $2,491 and $2,776, respectively, of exposures that were executed in credit derivatives form.
Ratings Distribution
The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at March 31, 2014 and December 31, 2013 and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at March 31, 2014 and December 31, 2013. Below investment grade is defined as those exposures with a credit rating below BBB-:
Percentage of Guaranteed Portfolio

	Successor Ambac
Ambac Rating (1)	March 31, 2014	December 31, 2013
AAA	<1%	<1%
AA	20	20
A	42	43
BBB	21	20
Below investment grade	17	17
Total	100%	100%

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

Summary of Below Investment Grade Exposure

Bond Type	Successor Ambac
($ in millions)	March 31, 2014	December 31, 2013
Public Finance:
Tax-backed (1)	$1,886	$1,887
Housing (2)	844	732
Transportation	499	519
General obligation	359	363
Health care	30	30
Other	1,351	1,291
Total Public Finance	4,969	4,822
Structured Finance:
Residential mortgage-backed and home equity—first lien	7,833	8,092
Residential mortgage-backed and home equity—second lien	6,235	6,440
Student loans	4,130	4,223
Structured Insurance	1,648	1,648
Mortgage-backed and home equity—other	336	346
Other	547	547
Total Structured Finance	20,729	21,296
International Finance:
Other	3,679	3,702
Total International Finance	3,679	3,702
Total	$29,377	$29,820

(1)	Includes $1,430 of Puerto Rico net par at March 31, 2014 and December 31, 2013.

(2)	Includes $611 and $486 of military housing net par at March 31, 2014 and December 31, 2013, respectively.
The slight decrease in below investment grade exposures is primarily due to (i) reductions to residential mortgage-backed securities during the year as a result of both voluntary prepayments by issuers and claims presented to Ambac Assurance and (ii) principal payments on student loans, partially offset by an increase due to deterioration in certain military housing and higher education exposures.
RESULTS OF OPERATIONS
We followed the accounting prescribed by the Reorganizations Topic of the ASC while Ambac was in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2013, Ambac executed a closing agreement with the United States Internal Revenue Service (the “IRS”) to conclude the settlement of a dispute (“IRS Settlement). On May 1, 2013 (the “Effective Date”), the Reorganization Plan became effective and Ambac emerged from bankruptcy. The IRS Settlement represented the final material contingency under the Reorganization Plan required for the adoption of fresh start financial statement reporting under the Reorganizations Topic of the ASC. As such, fresh start financial statement reporting ("Fresh Start") was adopted by the Company on April 30, 2013 (“Fresh Start Reporting Date”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock, and fair value adjustments. The financial results of the Company for the periods from May 1, 2013 are referred to as “Successor Ambac” and the financial results for the periods through April 30, 2013 are referred to as “Predecessor Ambac.” The 2013 Successor Period and the 2013 Predecessor Period are distinct reporting periods. The effects of the reorganization and Fresh Start adjustments were recorded in Predecessor Ambac’s Consolidated Statement of Total Comprehensive Income on the Fresh Start Reporting Date. The effects of emergence and Fresh Start had a material impact on the comparability of our results of operations between these periods, as discussed below. The significant Fresh Start items impacting comparability are as follows:
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
Goodwill: Represents the excess of the reorganization value over the fair value of identified tangible and intangible assets of Successor Ambac. Goodwill will be assessed for impairment on an annual basis, and more frequently if certain indicators of impairment exist. Refer Note 2 and Note 3 of Ambac's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion on how goodwill was determined and for the factors that are considered in the impairment assessment process.
A summary of our financial results is shown below:

	Successor Ambac –	Predecessor Ambac –
Quarterly Information ($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenues:
Net premiums earned	$82.5	$100.3
Net investment income	70.8	84.5
Net other-than-temporary impairment losses	(10.4)	—
Net realized investment (losses) gains	16.3	46.1
Change in fair value of credit derivatives	7.4	12.8
Derivative product revenues	(53.8)	(0.6)
Other income	1.9	9.5
(Loss) income on variable interest entities	(5.5)	38.3
Expenses:
Loss and loss expenses (benefit)	(140.0)	(51.1)
Insurance intangible amortization	31.7	—
Underwriting and operating expenses	25.8	33.9
Interest expense	32.3	23.2
Reorganization items	—	2.0
Provision for income taxes	3.3	0.7
Less: Net income (loss) attributable to the Noncontrolling interest	0.1	—
Net income (attributable to common shareholders)	$155.9	$282.3

The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for all periods in the three months ended March 31, 2014 and 2013 and its financial condition as of March 31, 2014 and December 31, 2013.
Net Premiums Earned. Net premiums earned primarily represent the amortization into income of collected insurance premiums. We present accelerated premiums, which result from calls and other accelerations of insured obligations separate from other net premiums earned, herein referred to as normal net premiums earned. Ambac recognizes negative accelerations on policies when the GAAP premiums receivable for the policy exceeds the policy’s unearned premium reserve at termination. Normal net premiums earned have been negatively impacted by the runoff of the insured portfolio either via transaction terminations, calls, pre-refundings and scheduled maturities.
As noted above, as a result of Fresh Start, insurance and reinsurance assets and liabilities are measured using the same accounting policies for both Successor and Predecessor periods. Net premiums earned for the three months ended March 31, 2014 were $82.5 million as compared to $100.3 million for the three months ended March 31, 2013. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market sector:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Public Finance	$27.3	$36.1
Structured Finance	10.4	15.7
International Finance	19.7	19.1
Total normal premiums earned	57.4	70.9
Accelerated earnings	25.1	29.4
Total net premiums earned	$82.5	$100.3

The following table provides a breakdown of accelerated earnings by market sector:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Public Finance	$18.8	$26.0
Structured Finance	0.3	3.4
International Finance	6.0	—
Total accelerated earnings	25.1	29.4

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

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Financial Guarantee	$70.4	$83.3
Financial Services	0.4	1.2
Corporate	—	—
Total net investment income	70.8	84.5

For the Successor Ambac three month period ended March 31, 2014, Financial Guarantee net investment income generally reflects recent market yields for securities in the portfolio, given that the amortized cost bases of securities were reset to fair value at the Fresh Start Reporting Date. Portfolio yields for Predecessor Ambac in 2013 benefited from the continued shift toward higher yielding assets, including Ambac-wrapped securities purchased as part of the company’s loss remediation strategy during periods of generally higher market spreads than were prevalent at the Fresh Start Reporting Date.
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
Successor Ambac’s net other-than-temporary impairments relate to credit losses on certain Ambac-wrapped securities and the company’s intent to sell certain securities that are in an unrealized loss position as of March 31, 2014. Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated effective date of the Segregated Account Rehabilitation Plan and the resumption of claim payments with respect to Segregated Account policies have periodically resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. The Segregated Account has been making Interim Payments in amounts equal to 25% of permitted Segregated Account policy claims since September 2012 (plus, in certain cases, Supplemental Payments as described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac's 2013 Annual Report on Form 10-K). As described in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, if the proposed amendments to the Segregated Account Rehabilitation Plan sought by the Rehabilitator are approved, the Rehabilitator intends to increase the percentage of permitted policy claims to be paid from 25% to 45%, and to make certain payments on Deferred Amounts, together with interest thereon, and to early redeem a portion of the Segregated Account surplus notes (including accrued and unpaid interest thereon). The redemption of any Segregated Account surplus notes will result in a proportionate redemption of the General Account surplus notes (including accrued and unpaid interest thereon). Our evaluation of other-than-temporary impairments as of March 31, 2014, particularly with respect to Ambac's ability to hold securities that are in an unrealized loss position, considered the impact of increased cash outflow that would result in 2014 from the increased claim payment percentage, payment on Deferred Amounts and surplus note redemptions. Declines in the fair value of investment securities or changes in management's intent to sell securities to fund these increased cash payments could result in future recognition of other-than-temporary impairments. Additionally, modifications to the Segregated Account Rehabilitation Plan, or orders from the Rehabilitation Court or actions by the Rehabilitator, with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes may have a material effect on the fair value of Ambac-wrapped securities and future recognition of other-than-temporary impairments.
Net Realized Investment Gains. The following table provides a breakdown of net realized (losses) gains for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—Three Months Ended March 31, 2014:
Net gains on securities sold or called	$18.4	$—	$—	$18.4
Foreign exchange (losses)	(2.1)	—	—	(2.1)
Total net realized gains	$16.3	$—	$—	$16.3
Predecessor Ambac—Three months ended March 31, 2013:
Net gains on securities sold or called	$1.3	$40.0	$—	$41.3
Foreign exchange (losses)	4.8	—	—	4.8
Total net realized gains	$6.1	$40.0	$—	$46.1
Net gains during the three months ended March 31, 2014 arose primarily from the sale of assets received pursuant to Ambac's remediation activities, gains on securities sold in connection with investment portfolio reallocation and net foreign exchange losses. The net gains during the three months ended March 31, 2013 were primarily the result of recoveries from the settlement of litigation associated with investment securities that were previously written-off.
Change in Fair Value of Credit Derivatives. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The gain from change in fair value of credit derivatives for the three months ended March 31, 2014 was $7.4 million as compared to the gain of $12.8 million reported for the three months ended March 31, 2013. The change in fair value of credit derivatives for each of the periods presented included improvement in reference obligation prices, gains associated with runoff of the portfolio and credit derivative fees earned, net of the impact of incorporating the Ambac CVA. The CVA changes each period are based on observed changes in the fair value of Ambac Assurance’s direct and guaranteed obligations. Reductions to the CVA resulted in losses within the overall change in fair value of credit derivative liabilities of $9.8 million and $69.5 million the three months ended March 31, 2014 and 2013, respectively.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. The declines over time are due to reduced premium receipts resulting from continued runoff of the credit derivative portfolio. There were no loss or settlement payments in the periods presented.
Unrealized gains (losses) on credit derivative contracts reflect the impact of all other factors of the overall change in fair value of credit derivatives noted above. See Note 7 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of March 31, 2014 and December 31, 2013:

	Successor Ambac –	Successor Ambac –
($ in millions)	March 31, 2014	December 31, 2013
Mark-to-market liability of credit derivatives, excluding CVA	$116.9	$133.3
CVA on credit derivatives	(29.2)	(39.0)
Net credit derivative liability at fair value	$87.7	$94.3
Derivative Product Revenues. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Net losses reported in derivative product revenues for the three months ended March 31, 2014 were $53.8 million as compared to a net loss of $0.6 million for the three months ended March 31, 2013. For the three month periods ended March 31, 2014 and 2013, results in derivative product revenues were driven by mark-to-market (losses) gains in the portfolio caused by (falling) rising interest rates during the periods, net of the impact of credit valuation adjustments as discussed below.
The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $5.4 million and $(30.1) million for the three months ended March 31, 2014 and 2013, respectively. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality as well as the amount of underlying liabilities, which generally decline as interest rates increase. The market's view of Ambac Assurance's credit quality improved during both periods presented, but more significantly during the three months ended March 31, 2013. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excludes credit derivatives) as of March 31, 2014 and December 31, 2013:

	Successor Ambac –	Successor Ambac –
($ in millions)	March 31, 2014	December 31, 2013
Derivative products mark-to-market liability, excluding CVA	$185.0	$130.3
CVA on derivative products portfolio	(53.8)	(48.4)
Net derivative products portfolio liability at fair value	$131.2	$81.9
Other Income. Other income is primarily comprised of non-investment related foreign exchange gains and losses, deal structuring, commitment, consent and waiver fees. Other income for the three months ended March 31, 2014 was $1.9 million, as compared to $9.5 million for the three months ended March 31, 2013. Other income for the three months ended March 31, 2014 primarily resulted from deal related fees. Other income for the three months ended March 31, 2013 primarily resulted from foreign exchange gains in addition to deal related fees.
(Loss) Income on Variable Interest Entities. Included within (Loss) income on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC, including gains or losses attributable to consolidating or deconsolidating VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums and fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation.
(Loss) income on variable interest entities was $(5.5) million and $38.3 million for the three months ended March 31, 2014 and 2013, respectively. Results for the three months ended March 31, 2014 reflect decreases to the fair value of net assets related primarily due to a decrease in the CVA applied to certain VIE note liabilities that include significant projected financial guarantee claims. Income on variable interest entities for the three months ended March 31, 2013 includes gains associated with longer estimated lives of certain transactions and the resultant increase in projected positive net cash flows from the VIEs to Ambac in the form of financial guarantee premiums. Refer to Note 3 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information on the accounting for VIEs.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Losses and loss expenses for the three months ended March 31, 2014 were a benefit of $140.0 million as compared to a benefit of $51.1 million for the three months ended March 31, 2013. The following provides details for losses incurred for the periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
RMBS	$(102.9)	$(156.3)
Student Loans	(82.9)	34.5
Domestic Public Finance	7.0	(15.8)
Ambac UK	37.3	78.1
All other credits	0.6	2.0
Loss Expenses	0.9	6.4
Totals	$(140.0)	$(51.1)

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Claims recorded (1)	$124.8	$312.5
Subrogation Received	(69.7)	(127.8)
Net Claims Recorded	$55.1	$184.7

(1)
Claims recorded include (i) claims paid and (ii) changes to claims presented and unpresented through the balance sheet date for policies which were allocated to the Segregated Account. Item (ii) includes permitted policy claims for policies allocated to the Segregated Account that were presented but not paid through to the balance sheet date and approved by the Rehabilitator of the Segregated Account in accordance with the Policy Claim Rules as discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K . Amounts recorded for claims not yet presented and/or permitted are based on management’s judgment.

As of March 31, 2014 and December 31, 2013, respectively, $3,962.5 million and $3,904.3 million of Segregated Account claims remain unpaid.

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

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Underwriting and operating:
Gross Operating Expenses	25.9	28.4
Reinsurance commissions, net	(0.1)	0.2
Amortization of deferred acquisition costs	—	5.3
Total	25.8	33.9

Gross underwriting and operating expenses for the three months ended March 31, 2014 were $25.9 million as compared to $28.4 million for the three months ended March 31, 2013. The decrease is primarily due to lower compensation, consulting and legal costs, partially offset by higher director fees and premium taxes.
As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. During the three months ended March 31, 2014 and 2013 expenses incurred in connection with legal and consulting services provided for the benefit of OCI amounted to $0.9 million and $1.4 million, respectively. Future expenses may include advisory costs for the benefit of OCI that are outside the control of Ambac’s management.
Interest Expense. Interest expense includes accrued interest on investment agreements, a secured borrowing transaction and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par. As noted above, as a result of Fresh Start, the unamortized discounts on surplus notes have decreased by resetting the carrying value to fair value at the Fresh Start Reporting Date and future cash flows on the surplus notes have been re-projected. Both of these items have impacted the amount of discount accretion recognized in interest expense for Successor Ambac. Accretion of surplus note discounts included within overall interest expense was $12.8 million for the three months ended March 31, 2014, as compared to $3.7 million for the three months ended March 31, 2013.
The following table provides details by type of obligation for the periods presented:

	Successor Ambac –	Predecessor Ambac –
($ in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Interest expense:
Surplus notes	$31.9	$22.0
Investment agreements	0.4	1.0
Secured borrowing	—	0.2
Total	$32.3	$23.2

Ambac Assurance and the Segregated Account have not paid any interest on surplus notes since their issuance. Surplus note interest payments require the approval of OCI. Annually from 2011 through 2014, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. As a result of this disapproval, total unapproved interest for surplus notes outstanding to third parties (excluding junior surplus notes) will be $277.7 million at the scheduled interest payment date of June 7, 2014. OCI has also not approved any payment on any junior surplus notes since their issuance.
The disapproved interest was accrued for and Ambac is accruing interest on these additional amounts following each scheduled interest payment date. As described in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, if the Segregated Account Rehabilitation Plan is amended in the form proposed by the Rehabilitator, the

Rehabilitator intends to redeem certain Segregated Account surplus notes (other than junior surplus notes) at a redemption price that would include an amount equal to accrued interest on such redeemed surplus notes. Any such payment would also trigger similar proportionate redemption payments on Ambac Assurance's surplus notes. Settlement of these liabilities will occur subsequent to approval of the amendments by the Rehabilitation Court. The redemption of surplus notes would result in a charge representing the accelerated recognition of the unamortized discount on the redeemed surplus notes. As of March 31, 2014, the unamortized discount on the portion of Segregated Account and General Account surplus notes expected to be redeemed is $82.4 million.
Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. Reorganization items in three months ended March 31, 2014 and 2013 were $0.0 million and $2.1 million, respectively, primarily relating to professional advisory fees.
Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2014 was $3.2 million as compared to $0.6 million for the three months ended March 31, 2013. The income tax for the three months ended March 31, 2014 includes a provision of $2.6 million for Federal alternative minimum tax obligations. For both periods, the income tax expense also includes a provision for pre-tax profits in Ambac UK’s Italian branch, which cannot be offset by losses in other jurisdictions.
At March 31, 2014 the Company had $5.2 billion of U.S. Federal net operating loss carryforwards, including $1.4 billion at Ambac Financial Group and $3.8 billion at Ambac Assurance.

Ambac Assurance Statutory Basis Financial Results
Ambac Assurance’s and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. OCI has prescribed or permitted additional accounting practices for Ambac Assurance and the Segregated Account which are described in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K. During 2014, Ambac received clarification from OCI that its prescribed practice relating to other than temporarily impaired investment securities shall remain effective until the proposed amendments to the Segregated Account Rehabilitation Plan are approved by the Rehabilitation Court. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Ambac's 2013 Form 10-K for additional information on the significant differences between U.S. GAAP and SAP.
The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus within Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account and, to the extent allowable under a prescribed accounting practice by OCI, the Segregated Account. Pursuant to this prescribed practice, the results of the Segregated Account are not fully included in Ambac Assurance’s statutory financial statements if Ambac Assurance’s surplus is (or would be) less than $100 million (“Minimum Surplus Amount”). Maintaining the Minimum Surplus Amount will result in a reduction in the liabilities assumed by Ambac Assurance from the Segregated Account. Please refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K for additional information on the establishment of the Segregated Account as well as the operative documents between Ambac Assurance and the Segregated Account.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $1,007.6 million and $1,093.3 million at March 31, 2014, respectively, as compared to $840.3 million and $905.1 million at December 31, 2013, respectively. The Segregated Account’s statutory policyholder surplus amount, which is included in Ambac Assurance’s policyholder surplus, was $442.4 million and $442.6 million as of March 31, 2014 and December 31, 2013, respectively. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Secured Note (as defined in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) and Reinsurance Agreement (as defined in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance. Ambac Assurance’s increase in policyholder surplus was primarily due to statutory net income partially offset by contributions to contingency reserves.
Ambac Assurance’s statutory policyholder surplus includes $1,641.9 million surplus notes and junior surplus notes issued to various parties (including $350 million of junior surplus notes held by Ambac). These surplus notes and junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations of Ambac Assurance that must be satisfied prior to Ambac realizing residual value from Ambac Assurance.
Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development (inclusive of Segregated Account reserves), (ii) approval by the Rehabilitation Court of the proposed amendments to the Segregated Account Rehabilitation Plan that require interest accruals on deferred amounts on policies allocated to the Segregated Account, (iii) approval by OCI of interest payments on existing surplus notes issued by Ambac Assurance or the Segregated Account, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increases statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (iv) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (v) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (vi) prescribed SAP practices by the OCI.

Ambac UK Financial Results under UK Accounting Principles
Ambac UK is required to prepare financial statements under the provisions of The Large and Medium-sized Companies and Groups (Accounts and Reports) Regulations 2008 relating to insurance companies, and in accordance with the Statement of Recommended Practice on Accounting for Insurance Business issued by the Association of British Insurers dated December 2005 (as amended in December 2006) (collectively referred to as “UK GAAP”). Ambac UK is also required to prepare financial statements pursuant to the Accounts and Statements Rules set out in Part I and Part IV of Chapter 9 to IPRU(INS) the Interim Prudential Sourcebook for Insurers, GENPRU the General Prudential Sourcebook and INSPRU the Insurance Prudential Sourcebook (“the Rules”) made by the Prudential Regulatory Authority under section 138 of the Financial Services and Markets Act 2000 (“UK Regulatory”). Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Ambac's 2013 Form 10-K for additional information on the significant differences between these accounting bases and U.S. GAAP.
The deficit in Ambac UK’s shareholder funds under UK GAAP was £148.1 million at March 31, 2014 as compared to a deficit of £165.4 million at December 31, 2013. Ambac UK’s improvement in shareholders’ funds was primarily due to premiums earned due to the continued runoff of the insured portfolio. Notwithstanding the deficit in shareholders’ funds, the directors remain satisfied that Ambac UK has adequate resources to meet its obligations as they fall due and that Ambac UK remains a going concern. At March 31, 2014, the carrying value of cash and investments was £309.5 million, an increase from £297.2 million at December 31, 2013. The increase in cash and investments is due to the continued receipt of premium income and investment coupons from Ambac UK's investment portfolio. The deficit in Ambac UK’s shareholder funds under UK Regulatory was £448.2 million at March 31, 2014 as compared to a deficit of £458.4 million at December 31, 2013. These amounts are in comparison to a regulatory capital requirement of £21.6 million for both periods whereby Ambac UK is deficient in terms of compliance with applicable regulatory capital requirements with a regulatory capital shortfall of £469.8 million and £480.0 million at March 31, 2014 and December 2013, respectively. The regulators are aware of this deficiency and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.

LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its current cash and investments, expense sharing and other arrangements with Ambac Assurance as described below and value to be realized from Junior Surplus Notes issued to Ambac by the Segregated Account of Ambac Assurance. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K), Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain costs and expenses. Any expected receipts with regards to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011, which amount to approximately $148.8 million and $270.3 million as of March 31, 2014 and December 31, 2013, respectively. It is also uncertain whether and to what extent Ambac will realize value from the junior surplus note issued to it by the Segregated Account. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac's Form 10-K for descriptions of the Mediation Agreement, the Amended TSA, the Cost Allocation Agreement and the junior surplus note. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore the aforementioned payments will be Ambac’s principal source of funds in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9 to the Consolidated Financial Statements located in Part II, Item 8, of Ambac's 2013 Form 10-K for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses. Contingencies could cause material liquidity strains.
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
Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not paid from the commencement of the Segregated Account Rehabilitation Proceedings until the third quarter of 2012. As further described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac's 2013 Form 10-K, on or about September 20, 2012, the Segregated Account commenced paying 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. The Segregated Account will continue to make cash payments of 25% of each policy claim submitted and permitted in accordance with such Policy Claim Rules, subject to any further orders of the Rehabilitation Court, including any order made pursuant to the motion submitted by the Rehabilitator to the Rehabilitation Court on April 21, 2014 seeking approval to amend the Rehabilitation Plan, which would authorize the Rehabilitator to increase the Interim Payment percentage, as further described in Note 1 to the Unaudited Financial Statements in Part 1, Item 1 of this Form 10-Q.

In addition, as described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac's 2013 Form 10-K and in Note 1 to the Unaudited Financial Statements in Part I, Item 1 of this Form 10-Q, the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. During the period ended March 31, 2014, the Segregated Account made total cash payments of $67.1 million related to permitted policy claims. Policy claims, including unpaid claims of the Segregated Account and interest thereon, will be material uses of future liquidity.

As described in Note 1, the Rehabilitator is seeking to implement amendments to the Segregated Account Rehabilitation Plan whereby surplus notes would not be issued with respect to the unpaid balance of permitted policy claims, but such unpaid balances would instead be recorded by the Segregated Account as Deferred Amounts that would accrue interest from the first distribution date (under the transaction documents for the relevant bond) after the date on which an Interim Payment is or was paid until such outstanding policy obligations are paid in full. The proposed amendments provide that interest on the Deferred Amounts be accrued generally at an effective rate of 5.1%, compounded annually. In the case of insured bonds whose outstanding principal balance is not reduced by the unpaid portion of permitted policy claims (such bonds, “Undercollateralized Bonds”), the 5.1% effective annual interest rate on the Deferred Amount will be reduced by the bond interest rate applicable to such Undercollateralized Bonds (adjusted from time to time in accordance with the provisions of the Segregated Account Rehabilitation Plan, but in no circumstances to be less than zero). Without consideration of reductions applicable to Undercollateralized Bonds, assuming a 5.1% interest rate on Deferred Amounts, the Segregated Account would be responsible for accrued interest of approximately $277 million through March 31, 2014. Furthermore, as more fully described in Note 1, if the amendments are approved, the Rehabilitator has indicated that he intends to increase the percentage of permitted policy claims to be paid from 25% to 45%, to make equalizing payments of 26.67% of Deferred Amounts outstanding as of the date of the increase to the Interim Payment percentage and to early redeem a portion of the surplus notes issued by the Segregated Account, together with interest thereon, which will result in a proportionate redemption by Ambac Assurance of its surplus notes. Payments on Deferred Amounts and surplus notes will be material uses of future liquidity.
In addition, as described in Note 1 to the Unaudited Financial Statements in Part 1, Item 1 of this Form 10-Q, if the Rehabilitator’s proposed amendments to the Segregated Account Rehabilitation Plan are approved, the Segregated Account will establish Junior Deferred Amounts in respect of general claims, instead of issuing junior surplus notes as originally contemplated. Junior Deferred Amounts will generally accrue and compound interest at an annual effective rate of 5.1% and will be payable, as and when determined by the Rehabilitator, in his sole and absolute discretion. If approved by the Rehabilitator, payment of these Junior Deferred Amounts, together with interest thereon, will be a use of future liquidity.
Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purpose[s], dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9 to the Consolidated Financial Statements located in Part II, Item 8, of Ambac's 2013 Form 10-K for more information on dividend payment restrictions.
Our ability to recover RMBS subrogation recoveries and other subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially. Ambac Assurance received subrogation of $70.2 million during the quarter ended March 31, 2014.
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $204.9 million as of March 31, 2014. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payments on investment agreement obligations, payments on intercompany loans, payments under derivative contracts (primarily interest rate swaps and US Treasury futures), collateral posting and operating expenses. Management believes that its Financial Services’ short and long-term liquidity needs can be funded from net investment coupon receipts; the maturity of invested assets; sales of invested assets; intercompany loans from Ambac Assurance; and receipts from derivative contracts.
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
Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of March 31, 2014 were issued in connection with either municipal bonds or structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of March 31, 2014, Ambac had $314.3 million of contingent withdrawal investment agreements related to CLNs and $45.7 million related to municipal bonds. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. Additionally, management performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

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

Cash Flow Statement Discussion. Net cash provided by operating activities was $38.5 million and $77.3 million during the three months ended March 31, 2014 and 2013, respectively. The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, claim and reinsurance recoveries and RMBS subrogation recoveries. The principal uses of Ambac's liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums and tax payments. During the three months ended March 31, 2014, Ambac had net loss and loss expense payments of $9 million. During the three months ended March 31, 2013, Ambac had net loss and loss expense recoveries of $12 million. In addition, premium collection and credit derivative receipts by Ambac were down approximately $4 million.
Future operating cash flows will primarily be impacted by the level of premium collections surplus note principal and interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of presented but unpaid claims), including payments under credit default swap contracts. As discussed in Note 1 to the Unaudited Financial Statements located Part I, Item 1 of this Form 10-Q, the Rehabilitator has proposed to amend the Rehabilitation Plan which will have adverse consequences to Ambac's cash flows as:
•The Rehabilitator intends to increase the percentage of the initial cash Interim Payment for permitted policy claims from 25% to 45% with effect from July 20, 2014 or, if the Segregated Account Rehabilitation Plan, as amended, is not effective as of such date, the first payment date (the 20th of the month) specified by the Rehabilitator following the amended Segregated Account Rehabilitation Plan effective date. As with previously permitted policy claims, the remaining portion of the unpaid permitted policy claims (in this case, 55%) will remain outstanding as Deferred Amounts and, subject to the exception for Undercollateralized Bonds, will accrue interest at 5.1% per annum. These Deferred Amounts, together with interest thereon, may be paid from time to time in the future at the sole discretion of the Rehabilitator.
•The Rehabilitator intends to effectuate a payment of certain Deferred Amounts (together with interest thereon) after the first reconciliation of Deferred Amounts in accordance with the amended Segregated Account Rehabilitation Plan so that those policyholders that received 25% cash Interim Payments will receive an equalizing payment in cash of 26.67% of their Deferred Amounts (including accrued interest thereon) outstanding as of the date on which the Interim Payment percentage was increased (the “Reconciliation Date”). The payment of such portion of the Deferred Amounts is expected to occur after the first reconciliation process for Deferred Amounts is completed under the amended Segregated Account Rehabilitation Plan, but in any event no earlier than November 20, 2014.
•The Segregated Account will be required, pursuant to the terms of the amended Segregated Account Rehabilitation Plan, to early redeem a portion of its surplus notes (excluding junior surplus notes), as and when payments are made on the Deferred Amounts. The cash amount available for redemption of the Segregated Account surplus notes will be equal to 26.67% of the sum of par and accrued and unpaid interest on such Segregated Account surplus notes, in each case, outstanding as at the Reconciliation Date. Pursuant to the terms of the Settlement Agreement, dated as of June 7, 2010 (the “Settlement Agreement”), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, Ambac Assurance is also required to make a proportionate redemption of its surplus notes if the Segregated Account makes a redemption of the Segregated Account surplus notes (excluding junior surplus notes). Therefore, if the equalizing 26.67% payment of the Deferred Amounts specified above is made, the Segregated Account and Ambac Assurance will be required to make proportionate redemptions of the surplus notes (excluding any junior surplus notes). Such payments will not be made earlier than November 20, 2014.
Total net cash outflows associated with the payment of Deferred Amounts and the redemption of surplus notes specified above are expected to exceed $1.5 billion in 2014.
Net cash used in financing activities was $0.0 million and ($4.1) million during the three months ended March 31, 2014 and 2013, respectively. Financing activities for the three months ended March 31, 2013 included paydowns on variable interest entity secured borrowing.
Net cash used in investing activities was $84.2 million and $64.0 million during the three months ended March 31, 2014 and 2013, respectively.
Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, at March 31, 2014 Ambac posted collateral of $372.7 million in connection with its outstanding investment agreements.
Ambac Financial Services (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post independent amounts of collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $125.1 million, including independent amounts, under these contracts at March 31, 2014.
Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.
BALANCE SHEET
Fresh start accounting prescribed by the Reorganizations Topic of the ASC was adopted upon our emergence from Chapter 11 proceedings on April 30, 2013 (the "Effective Date"). As a result of the application of fresh start accounting, Successor Ambac remeasured all tangible and intangible assets and all liabilities, other than deferred taxes and liabilities associated with post-retirement benefits, at fair value, and recorded goodwill representing the excess of reorganization value of Successor Ambac over the fair value of net assets being re-measured. Thus, the post-emergence consolidated financial statements reflect the new basis of accounting.
Total assets increased by approximately $21.8 million from December 31, 2013 to $27.1 billion at March 31, 2014, primarily due to an increase in the non-VIE investment portfolio, partially offset by a decrease in VIE assets. Total liabilities decreased by approximately $228.6 million from December 31, 2013 to $25.9 billion as of March 31, 2014 , primarily as a result of (i) lower variable interest entity liabilities; (ii) lower loss and loss expense reserves and (iii) lower unearned premium reserves, partially offset by (i) an increase in payable for securities purchased and (ii) higher derivative liabilities.
As of March 31, 2014 total stockholders’ equity was $1,228.8 million, compared with total stockholders’ equity of $978.4 million at December 31, 2013. This increase was primarily due comprehensive income earned during the period.
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
Ambac UK’s non-VIE investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holders and meeting their claims. Ambac UK’s investment portfolio is primarily fixed income investments and pooled investment funds with diversified holdings. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the PRA as regulator of Ambac UK. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
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

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by segment at March 31, 2014 and December 31, 2013:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—March 31, 2014:
Fixed income securities:
Municipal obligations (1)	$1,185.3	$—	$—	$1,185.3
Corporate obligations	1,647.6	—	—	1,647.6
Foreign obligations	142.0	—	—	142.0
U.S. government obligations	68.8	38.2	—	107.0
U.S. agency obligations	31.8	—	—	31.8
Residential mortgage-backed securities (2)	1,645.3	10.4	—	1,655.7
Collateralized debt obligations	170.1	7.2	—	177.3
Other asset-backed securities	876.0	316.6	29.4	1,222.0
	5,766.9	372.4	29.4	6,168.7
Short-term (1)	200.1	—	15.0	215.1
Other investments	240.5	—	—	240.5
	6,207.5	372.4	44.4	6,624.3
Fixed income securities pledged as collateral:
U.S. government obligations	125.1	—	—	125.1
	125.1	—	—	125.1
Total investments	$6,332.6	$372.4	$44.4	$6,749.4
Percent total	93.8%	5.5%	0.7%	100%

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—December 31, 2013:
Fixed income securities:
Municipal obligations (1)	$1,377.7	$—	$—	$1,377.7
Corporate obligations	1,489.4	—	—	1,489.4
Foreign obligations	124.9	—	—	124.9
U.S. government obligations	89.1	37.2	—	126.3
U.S. agency obligations	32.1	—	—	32.1
Residential mortgage-backed securities (2)	1,547.8	10.8	—	1,558.6
Collateralized debt obligations	176.2	7.7	—	183.9
Other asset-backed securities	649.9	314.4	28.1	992.4
	5,487.1	370.1	28.1	5,885.3
Short-term (1)	262.3	—	8.8	271.1
Other investments	241.1	—	—	241.1
	5,990.5	370.1	36.9	6,397.5
Fixed income securities pledged as collateral:
U.S. government obligations	126.2	—	—	126.2
	126.2	—	—	126.2
Total investments	$6,116.7	$370.1	$36.9	$6,523.7
Percent total	93.7%	5.7%	0.6%	100.0%

(1)	Includes taxable and tax exempt securities.

(2)	Includes RMBS insured by Ambac Assurance.

The following table represents the fair value of mortgage and asset-backed securities at March 31, 2014 and December 31, 2013 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—March 31, 2014:
Residential mortgage-backed securities:
RMBS—Second Lien	$771.7	$—	$—	$771.7
RMBS—First-lien—Alt-A	481.3	—	—	481.3
RMBS—First Lien—Sub Prime	258.4	—	—	258.4
RMBS—First Lien—Prime	92.5	—	—	92.5
U.S. Government Sponsored Enterprise Mortgages	40.2	10.4	—	50.6
Government National Mortgage Association	1.2	—	—	1.2
Total residential mortgage-backed securities	1,645.3	10.4	—	1,655.7
Other asset-backed securities
Military Housing	351.8	—	—	351.8
Credit Cards	30.3	247.3	5.0	282.6
Auto	140.5	69.3	23.5	233.3
Student Loans	206.9	—	—	206.9
Structured Insurance	51.4	—	—	51.4
Other	95.1	—	0.9	96.0
Total other asset-backed securities	876.0	316.6	29.4	1,222.0
Total	$2,521.3	$327.0	$29.4	$2,877.7
Successor Ambac—December 31, 2013:
Residential mortgage-backed securities:
RMBS—Second Lien	$702.1	$—	$—	$702.1
RMBS—First-lien—Alt-A	468.8	—	—	468.8
RMBS—First Lien—Sub Prime	246.0	—	—	246.0
RMBS—First Lien—Prime	86.7	—	—	86.7
U.S. Government Sponsored Enterprise Mortgages	42.9	10.8	—	53.7
Government National Mortgage Association	1.3	—	—	1.3
Total residential mortgage-backed securities	1,547.8	10.8	—	1,558.6
Other asset-backed securities
Military Housing	344.1	—	—	344.1
Credit Cards	20.7	235.3	8.0	264.0
Auto	122.5	79.1	17.8	219.4
Student Loans	14.0	—	—	14.0
Structured Insurance	50.9	—	—	50.9
Other	97.7	—	2.3	100.0
Total other asset-backed securities	649.9	314.4	28.1	992.4
Total	$2,197.7	$325.2	$28.1	$2,551.0
The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CCC- and BBB- as of March 31, 2014, and CCC- and BBB+ as of December 31, 2013, respectively.
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. Since the insurance cannot be legally separated from the underlying security, the fair value of the insured securities in the investment portfolio includes the value of any financial guarantee embedded in such securities, including guarantees written by Ambac Assurance. In addition, a hypothetical fair value assuming the absence of the insurance is not readily available from our independent pricing sources. Refer to Note 8 to the Unaudited Financial Statements included in Part 1, Item 1 of this Form 10-Q for further details on securities insured by Ambac Assurance.
The following table provides the ratings distribution of the fixed income investment portfolio at March 31, 2014 and December 31, 2013 by segment:
Rating (1):

	Financial Guarantee (2)	Financial Services	Corporate	Combined
Successor Ambac—March 31, 2014:
AAA	11%	87%	100%	16%
AA	20	13	—	19
A	18	—	—	17
BBB	15	—	—	14
Below investment grade	31	—	—	29
Not rated	5	—	—	5
	100%	100%	100%	100%
Successor Ambac—December 31, 2013:
AAA	12%	87%	100%	16%
AA	24	13	—	23
A	19	—	—	18
BBB	14	—	—	13
Below investment grade	26	—	—	25
Not rated	5	—	—	5
	100%	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade insured bonds purchased as part of the loss remediation strategy represent 25% and 21% of the 2014 and 2013 Financial Guarantee portfolio, respectively.

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of March 31, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	Successor Ambac –		Successor Ambac –
	March 31, 2014 (2)		December 31, 2013
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value (1)	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
Less than 12 months	$415.7	$17.0	$437.7	$28.4
Greater than 12 months	—	—	—	—
	415.7	17.0	437.7	28.4
Corporate obligations in continuous unrealized loss for:
Less than 12 months	738.8	14.2	877.4	23.9
Greater than 12 months	—	—	—	—
	738.8	14.2	877.4	23.9
Foreign government obligations in continuous unrealized loss for:
Less than 12 months	104.9	4.8	117.9	6.9
Greater than 12 months	—	—	—	—
	104.9	4.8	117.9	6.9
U.S. government obligations in continuous unrealized loss for:
Less than 12 months	29.8	1.7	70.0	2.2
Greater than 12 months	—	—	—	—
	29.8	1.7	70.0	2.2
U.S. agency obligations in continuous unrealized loss for:
Less than 12 months	31.6	0.1	5.8	0.1
Greater than 12 months	—	—	—	—
	31.6	0.1	5.8	0.1
Residential mortgage-backed securities in continuous unrealized loss for:
Less than 12 months	441.5	20.4	644.5	18.1
Greater than 12 months	—	—	—	—
	441.5	20.4	644.5	18.1
Collateralized debt obligations in continuous unrealized loss for:
Less than 12 months	129.0	0.6	137.7	0.4
Greater than 12 months	—	—	—	—
	129.0	0.6	137.7	0.4
Other asset-backed securities in continuous unrealized loss for:
Less than 12 months	440.8	24.6	630.0	36.6
Greater than 12 months	—	—	—	—
	440.8	24.6	630.0	36.6
Short term securities in continuous unrealized loss for:
Less than 12 months	1.7	—	—	—
Greater than 12 months	—	—	—	—
	1.7	—	—	—
Total	$2,333.8	$83.4	$2,921.0	$116.6

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.

(2)
As a result of the implementation of Fresh Start, amortized cost for available for sale securities was set to equal fair value on April 30, 2013. Accordingly, Successor Ambac does not have any gross unrealized losses that have been in a continuous unrealized loss position for greater than 12 months.

Management has determined that the unrealized losses in available-for-sale securities at March 31, 2014 are primarily driven by the increases in interest rates and market shifts in risk and liquidity premiums demanded by fixed income investors between the Fresh Start Reporting Date of April 30, 2013 and March 31, 2014. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) there being no unexpected principal and interest payment defaults on these securities; (b) an analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management having no intent to sell these securities; and (d) it being not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis.
The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of March 31, 2014 and December 31, 2013, by contractual maturity date:

	Successor Ambac –		Successor Ambac –
	March 31, 2014 (2)		December 31, 2013
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	123.0	120.3	74.8	73.1
Due after five years through ten years	225.3	215.9	313.7	294.1
Due after ten years	84.4	79.5	77.6	70.5
	432.7	415.7	466.1	437.7
Corporate obligations:
Due in one year or less	10.3	10.3	25.5	25.5
Due after one year through five years	281.7	278.5	357.5	353.7
Due after five years through ten years	422.6	412.4	475.9	457.8
Due after ten years	38.4	37.6	42.4	40.4
	753.0	738.8	901.3	877.4
Foreign government obligations:
Due in one year or less	2.1	2.0	—	—
Due after one year through five years	40.4	39.5	51.7	50.4
Due after five years through ten years	66.1	62.5	67.6	62.8
Due after ten years	1.1	0.9	5.5	4.7
	109.7	104.9	124.8	117.9
U.S. government obligations:
Due in one year or less	0.9	0.9	0.4	0.4
Due after one year through five years	18.9	18.1	51.3	50.3
Due after five years through ten years	11.7	10.8	17.8	16.7
Due after ten years			2.7	2.6
	31.5	29.8	72.2	70.0
U.S. agency obligations:
Due in one year or less	27.1	27.1	1.3	1.3
Due after one year through five years	4.6	4.5	4.6	4.5
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	31.7	31.6	5.9	5.8
Residential mortgage-backed securities	461.9	441.5	662.6	644.5
Collateralized debt obligations	129.6	129.0	138.1	137.7
Other asset-backed securities	465.4	440.8	666.6	630.0
Short term securities	1.7	1.7	—	—
Total	$2,417.2	$2,333.8	$3,037.6	$2,921.0

Reinsurance Recoverables. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $155.2 million from its reinsurers at March 31, 2014. As of March 31, 2014, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $18,283 million, with the largest reinsurer accounting for $16,384 million or 8.5% of gross par outstanding at March 31, 2014. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at March 31, 2014 and the reinsurers’ rating levels as of May 5, 2014:

Reinsurers	Moody’s Rating	Moody’s Outlook	Percentage ceded Par	Net unsecured reinsurance recoverable (in thousands) (1)
Assured Guaranty Re Ltd	Baa1	Negative	89.6%	$45,785
Sompo Japan Insurance Inc	A1	Stable	6.1%	—
Assured Guaranty Corporation	A3	Stable	4.3%	5,544
Total			100.0%	$51,329

(1)
Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

 Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of March 31, 2014 and December 31, 2013, the insurance intangible asset was $1,570 million and $1,598 million, respectively. The change in the intangible asset during the quarter ended March 31, 2014 was primarily due to amortization of $31.7 million. Accumulated amortization was equal to $133 million and $101 million at March 31, 2014 and December 31, 2013, respectively.

Goodwill. At the Fresh Start Reporting Date, goodwill of $515 million was recorded which represented the excess reorganization value which could not be attributed to the fair value of specific identified tangible and intangible assets. As of March 31, 2014 we concluded goodwill was not impaired and the asset remains at $515 million.
Derivative Liabilities. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Successor Ambac reduced its derivative liabilities by $83.0 million at March 31, 2014 and $87.4 million at December 31, 2013 to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of March 31, 2014 is a function of (i) changes to the underlying derivative liabilities before considering Ambac credit quality and (ii) the market’s view that Ambac’s credit quality improved during the three months ended March 31, 2014.
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
The losses and loss expense reserves, before reinsurance as of March 31, 2014 and December 31, 2013 are $5,313.9 million and $5,470.2 million, respectively. As of March 31, 2014 and December 31, 2013, respectively, $3,962.5 million and $3,904.3 million of Segregated Account claims remain unpaid. Reinsurance recoverables on the balance sheet as of March 31, 2014 and December 31, 2013 are $111.4 million and $121.2 million, respectively.

Losses and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Successor Ambac - March 31, 2014			Successor Ambac - December 31, 2013
($ in millions)	Gross Loss Reserves	Gross Subrogation Reserves (1)	Gross Loss Reserves, net of Subrogation Reserves	Gross Loss Reserves	Gross Subrogation Reserves (1)	Gross Loss Reserves, net of Subrogation Reserves
Losses and loss expense reserve	$7,630	$(1,804)	$5,826	$7,767	$(1,798)	$5,969
Subrogation recoverable	657	(1,169)	(512)	665	(1,164)	(499)
Totals	$8,287	$(2,973)	$5,314	$8,432	$(2,962)	$5,470

(1)	Gross subrogation reserves include RMBS representation and warranty recoveries of $2,224 and $2,207 at March 31, 2014 and December 31, 2013, respectively.
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
The table below indicates the number of credits, gross par outstanding and gross loss reserves (including loss adjustment expenses) related to policies in Ambac’s loss reserves at March 31, 2014 and December 31, 2013:

	Successor Ambac - March 31, 2014			Successor Ambac - December 31, 2013
($ in millions)	Number of credits	Gross par outstanding(1)	Gross Loss Reserves (1)(2)(3)	Number of credits	Gross par outstanding(1)	Gross Loss Reserves (1)(2)(3)
RMBS	172	$11,172	$3,211	179	$11,683	$3,312
Student Loans	37	2,263	891	36	2,352	982
Domestic Public Finance	142	5,051	343	111	5,019	338
All other credits	13	3,524	769	13	3,153	727
Loss adjustment expenses	—	—	100	—	—	111
Totals	364	$22,010	$5,314	339	$22,207	$5,470

(1)
Ceded Par Outstanding and ceded loss and loss expense reserves at March 31, 2014 and December 31, 2013, are $977 and $111 and $901 and $121, respectively. Ceded loss reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Loss reserves are included in the balance sheet as Losses and loss expense reserve or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.

(3)	Included in Gross Loss Reserves are unpaid claims of $3,963 and $3,904 at March 31, 2014 and December 31, 2013, respectively, related to policies allocated to the Segregated Account.
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
RMBS Representation and Warranty Subrogation Recoveries
Ambac records subrogation recoveries as a component of its loss reserve estimate, related to securitized loans in RMBS transactions that breached certain representations and warranties described herein. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) high levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. Clause (ii), “loan liquidations,” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations. Refer to Note 2 and Note 8 of the Consolidated Financial Statements included in Part II, Item 8 of Ambac's 2013 Form 10-K for more information regarding the estimation process for representation and warranty subrogation recoveries.

The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the number of policies, gross par outstanding, gross loss reserves before subrogation recoveries, subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at March 31, 2014 and December 31, 2013:

	Successor Ambac - March 31, 2014
($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before representation and warranty subrogation recoveries	Representation and warranty subrogation recoveries	Gross loss reserve net of subrogation recoveries (1)
Second-lien	19	$2,052	$506	$—	$506
First-lien Mid-prime	52	2,470	1,513	—	1,513
First-lien Sub-prime	39	1,261	166	—	166
Other	14	255	164	—	164
Total Credits Without Subrogation	124	6,038	2,349	—	2,349
Second-lien	19	2,323	1,237	(1,404)	(167)
First-lien Mid-prime	24	1,092	1,028	(465)	563
First-lien Sub-prime	5	1,719	821	(355)	466
Total Credits With Subrogation	48	5,134	3,086	(2,224)	862
Total	172	$11,172	$5,435	$(2,224)	$3,211

	Successor Ambac - December 31, 2013
($ in millions)	Number of policies	Gross par outstanding	Gross loss reserve before representation and warranty subrogation recoveries	Representation and warranty subrogation recoveries	Gross loss reserve net of subrogation recoveries (1)
Second-lien	22	$2,127	$502	$—	$502
First-lien-Mid-prime	55	2,590	1,523	—	1,523
First-lien-Sub-prime	40	1,386	181	—	181
Other	14	262	149	—	149
Total Credits Without Subrogation	131	6,365	2,355	—	2,355
Second-lien	19	2,408	1,291	(1,411)	(120)
First-lien Mid-prime	24	1,139	1,026	(430)	596
First-lien Sub-prime	5	1,771	847	(366)	481
Total Credits With Subrogation	48	5,318	3,164	(2,207)	957
Total	179	$11,683	$5,519	$(2,207)	$3,312

(1)
Included in Gross loss reserve net of subrogation recoveries are unpaid claims of $3,945 and $3,891 at March 31, 2014 and December 31, 2013, respectively, related to RMBS policies allocated to the Segregated Account.

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
Total student loan gross loss reserves and related gross par outstanding on Ambac insured obligations were as follows:

	Successor Ambac - March 31, 2014		Successor Ambac - December 31, 2013
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss Reserves	Gross Par Outstanding	Gross Loss Reserves
For-Profit Issuers	$1,915	$811	$1,951	$921
Not-For-Profit Issuers	348	80	401	61
Total	$2,263	$891	$2,352	$982

Collateral for the For-Profit Issuers consists of private loans which do not have any federal guarantee as to defaulted principal and interest. Collateral for the Not-For-Profit Issuers consists of both FFELP and private student loans. Approximately 30% of the collateral backing the Not-For-Profit Issuers consists of FFELP loans while the remaining 70% consists of private loans. Private loan defaults have been on the rise since the credit crisis in 2008 began. Elevated unemployment rates, combined with high student loan debt levels will continue to put pressure on borrower’s ability to pay their loans.
REASONABLY POSSIBLE ADDITIONAL LOSSES
Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but reserves for losses and loss expenses are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates. Accordingly, it is possible that our loss estimate assumptions for insurance policies discussed above could be understated. We have attempted to identify reasonably possible additional losses using more stressful assumptions. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2014 and assumes an inability to execute commutation transactions with issuers and/or investors. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve.
RMBS
Changes to assumptions that could make our reserves under-estimated include deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be significantly lower than our estimate of $2.2 billion as of March 31, 2014 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.
In the case of both first and second-lien exposures, the reasonably possible stress case assumes a significantly harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at March 31, 2014 could be approximately $182 million.
Student Loans
Changes to assumptions that could make our reserves under-estimated include but are not limited to the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities. For student loan credits for which we have an estimate of expected loss at March 31, 2014, the reasonably possible increase in loss reserves could be approximately $741 million.
Public Finance
It is possible our loss reserves for public finance credits may be materially under-estimated because most credits and the portfolio as a whole have possible outcomes more adverse than our recorded loss reserves. For public finance credits with loss reserves at March 31, 2014, the sum of all losses in the highest stress case used in our current loss reserving process is $1,646 million greater than the current probability weighted loss reserve. Such stress case losses are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others.

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
Other Credits
It is possible our loss reserves on other types of credits may be materially under-estimated because most credits have possible outcomes more adverse than the recorded loss reserve. For all other credits for which we have an expected loss, the sum of all the highest stress case loss scenarios is $852 million greater than the current loss reserve at March 31, 2014.

SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES
Please refer to Note 3, “Special Purpose Entities, Including Variable Interest Entities” of the Unaudited Consolidated Financial Statements, located in Item 1 of this Form 10-Q, for information regarding special purpose and variable interest entities.
ACCOUNTING STANDARDS
Please refer to Note 13 of the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.
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

•
Elimination of the effects of VIEs that were consolidated as a result of being insured by Ambac. These adjustments eliminate the VIE consolidation and ensure that all financial guarantee segment contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC, whether or not they are subject to consolidation accounting rules.

•
Elimination of the amortization of the financial guarantee insurance intangible asset and impairment of goodwill that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. The amount reported in net income attributable to common shareholders represents the amortization of Fresh Start adjustments relating to financial guarantee contracts. These adjustments ensure that all financial guarantee segment contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC.

•
Elimination of the foreign exchange gains (losses) on re-measurement of net premium receivables and loss and loss expense reserves. Long-duration receivables constitute a significant portion of the net premium receivable balance and represent the present value of future contractual or expected collections. Therefore, the current period’s foreign exchange re-measurement gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that Ambac will ultimately recognize.

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

•	Elimination of non-recurring GAAP Fresh Start reporting adjustments.

The following table reconciles net income attributable to common shareholders to the non-GAAP measure, Operating Earnings, for all periods presented:

	Successor Ambac –	Predecessor Ambac –
(Dollars in Millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net income attributable to common shareholders	$155.9	$282.3
Adjustments:
Non-credit impairment fair value loss (gain) on credit derivatives	(4.2)	(5.9)
Effect of consolidating financial guarantee VIEs	0.3	(27.0)
Insurance intangible amortization	31.7	—
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	(1.7)	17.9
Fair value (gain) loss on derivatives from Ambac CVA	(5.4)	30.1
Operating Earnings	$176.6	$297.4

The effects of Ambac’s emergence from bankruptcy and Fresh Start had a material impact on the comparability of Operating Earnings between the periods presented. Refer above for discussion of the significant Fresh Start items impacting comparability.
Adjusted Book Value. Adjusted Book Value eliminates the impact of certain GAAP accounting requirements and includes the addition of certain items that the Company has realized or expects to realize in the future, but that are not reported under GAAP. Adjusted Book Value is defined as Total Ambac Financial Group, Inc. stockholders’ equity as reported under GAAP, adjusted for after-tax impact of the following:

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

•
Elimination of the effects of VIEs that were consolidated as a result of being insured by Ambac. These adjustments eliminate VIE consolidation and ensure that all financial guarantee segment contracts are accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC, whether or not they are subject to consolidation accounting rules.

•
Elimination of the financial guarantee insurance intangible asset and goodwill that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. These adjustments ensure that all financial guarantee segment contracts are accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC.

•
Elimination of the gain relating to Ambac’s CVA embedded in the fair value of derivative contracts other than credit derivatives. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain when realized.

•
Addition of the value of the unearned premium reserve on financial guarantee contracts and fees on credit derivative contracts in excess of expected loss to be expensed, net of reinsurance. This amount represents the expected future net earned premiums and credit derivative fees, net of expected losses to be expensed, which are not reflected in GAAP equity.

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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity (deficit) to the non-GAAP measure Adjusted Book Value for all periods presented:

	Successor Ambac –	Successor Ambac –
(Dollars in Millions)	March 31, 2014	December 31, 2013
Total Ambac Financial Group, Inc. stockholders’ equity (deficit)	$953.2	$703.0
Adjustments:
Non-credit impairment fair value losses on credit derivatives	68.6	72.8
Effect of consolidating financial guarantee variable interest entities	(373.4)	(372.7)
Insurance intangible asset and goodwill	(2,084.6)	(2,112.5)
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(53.8)	(48.4)
Net unearned premiums and fees in excess of expected losses	1,349.6	1,435.2
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(46.8)	41.9
Adjusted Book Value	$(187.2)	$(280.7)
The Adjusted Book Value increase from December 31, 2013 to March 31, 2014 of $93.5 million was driven by Operating Earnings, partially offset by reductions in unearned premiums in excess of expected losses previously recognized in Adjusted Book Value. The reductions in unearned premiums in excess of expected losses recognized in Adjusted Book Value primarily occurred due to premiums earned in three months ended March 31, 2014.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, spread risk, and foreign currency exchange risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers are responsible for developing and applying methods to measure risk. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and Sensitivity scenarios to monitor and manage market risk. This process includes frequent analysis of both parallel and non-parallel shifts in benchmark interest rates and “Value-at-Risk” (“VaR”) measures. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment agreements, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac and were purchased as part of Ambac's loss remediation strategy are held for the purpose of reducing future financial guarantee claims payments. Accordingly, such securities are excluded from the company's interest rate sensitivity measures. The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7 to the Consolidated Financial Statements located in Item 1 of this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at March 31, 2014:

Change in Interest Rates ($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
300 basis point rise	$(35)	$3,331
200 basis point rise	(12)	3,354
100 basis point rise	2	3,368
Base scenario	—	3,366
100 basis point decline (1)	(35)	3,331
200 basis point decline (1)	(127)	3,239

(1)	Incorporates an interest rate floor of 0%
Due to the low interest rate environment as of March 31, 2014, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.8 million for a 1 basis point parallel shift in USD swap rates up or down at March 31, 2014.
The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the three months ended March 31, 2014, Ambac’s VaR, for its interest rate derivative portfolio averaged approximately $15.4 million, and ranged from a high of $15.4 million to a low of $15.3 million. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
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
The following table summarizes the estimated change in fair values on Successor Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at March 31, 2014:

Change in Underlying Spreads ($ in millions)	Estimated Change in Fair Value	Fair Value
250 basis point widening	$(37)	$(125)
50 basis point widening	(7)	(95)
Base scenario	—	(88)
50 basis point narrowing	7	(81)
250 basis point narrowing	24	(64)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $29.2 million reduction to the credit derivatives liability as of March 31, 2014. At

March 31, 2014 the credit valuation adjustment resulted in a 25.0% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further information on measurement of the credit valuation adjustment.
The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk were not significant as of March 31, 2014. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $53.8 million as of March 31, 2014.
The following table summarizes the estimated change in fair values on Successor Ambac's credit derivative and interest rate swap liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at March 31, 2014:

Change in Ambac Credit Spreads ($ in millions)	Estimated Change in Fair Value	Fair Value
250 basis point widening	$20	$(200)
50 basis point widening	5	(215)
Base scenario	—	(220)
50 basis point narrowing	(4)	(224)
250 basis point narrowing	(24)	(244)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased as part of Ambac's loss remediation strategy are held for the purposes of reducing future financial guarantee claim payments. Accordingly, such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Successor Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at March 31, 2014. It is more likely that actual changes in credit spreads will vary be security:

Change in Spreads ($ in millions)	Estimated Change in Fair Value	Fair Value
250 basis point widening	(456)	$4,423
50 basis point widening	(94)	4,785
Base scenario	—	4,879
50 basis point narrowing	95	4,974
250 basis point narrowing	503	5,382
Foreign Exchange Risk:
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK and Ambac’s consolidated VIEs. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of March 31, 2014.

($ in millions)	Change in Foreign Exchange Rates Against U.S. Dollar
	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(86.5)	$(43.3)	$43.3	$86.5

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

Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, Ambac’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II Other Information

Item 1.     Legal Proceedings.
Please refer to Note 11 “Commitments and Contingencies” of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q, and Note 18 “Commitments and Contingencies” in Part II, Item 8 of Ambac’s 2013 Form 10-K for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 1A.     Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2013, which are hereby incorporated by reference, as well as the additional risk factor information appearing below in this section and elsewhere in this report. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K.
We are exploring new business opportunities which may not be consummated, or if consummated, may not create value and may negatively impact our financial results.
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
Moreover, Ambac’s ability to enter new businesses, including new businesses apart from Ambac Assurance, is also subject to significant doubt, given the condition and circumstances of Ambac Assurance, the difficulty of leveraging or monetizing its other assets, and the uncertainty of its ability to raise capital. Due to these factors, as well as those described below and those relating to Ambac Assurance as described in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2013, the value of our securities is highly speculative.
The issuance of new common stock may dilute current shareholder value.
If we raise capital through the issuance of additional shares of common stock, whether for a new business, general corporate purposes, or in exchange for other securities, the value of our current shareholders’ interests may be diluted.
Actions of the Rehabilitator could adversely affect Ambac, including impacting our ability to realize our remediation recoveries.
As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation, loss mitigation and efforts to recover losses in the Segregated Account, including recovery efforts in respect of breaches of representations and warranties by sponsors of Ambac-insured RMBS. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities that remain in Ambac Assurance. Moreover, the Rehabilitator retains the sole discretion to adjust claim payments, make payments on Deferred Amounts and, with regulatory approval, to make payments on Segregated Account surplus notes (which would require Ambac Assurance to make proportionate payments on its surplus notes). As a result, certain efforts to remediate losses, and certain other actions taken by Ambac Assurance, are subject to the approval of the Rehabilitator, as are decisions about the timing of payments of significant liabilities of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac. Decisions made by the Rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders. In addition, we are not able to predict the impact such oversight will have on the remediation of losses, and, in particular, on our efforts to recover losses attributable to breaches of representations and warranties by sponsors of Ambac-insured RMBS and our ability to commute outstanding policies and repurchase Surplus Notes, and how vigorously the Rehabilitator will pursue such remediation. We are similarly unable to predict the decisions of the Rehabilitator as to claims payments or payments on Deferred Amounts or, with regulatory approval, Segregated Account surplus notes, the timing and impact of which may negatively affect our financial condition or results of operations. Furthermore, any negative consequences resulting from payments on Segregated Account surplus notes would be magnified due to the fact that the Rehabilitator’s decision to make such payments would require Ambac Assurance to make proportionate payments on its surplus notes.
In addition, the Rehabilitator may propose amendments to the Segregated Account Rehabilitation Plan that could have a significant impact on our financial condition or results of operations, including amendments that could have the effect of minimizing NOL usage payments to Ambac pursuant to the Amended TSA.
The Rehabilitator has proposed amendments to the Segregated Account Rehabilitation Plan that could have a material impact on our operating and internal control environment, accounting, financial condition and results of operations.
As further described in Note 1 to the Unaudited Consolidated Financial Statements in Part 1 of this Form 10-Q, the proposed amendments to the Segregated Account Rehabilitation Plan provide that interest on Deferred Amounts be accrued generally at an effective rate of 5.1%, compounded annually. Based on a 5.1% interest rate on such Deferred Amounts (assuming no adjustments in respect of Undercollateralized Bonds), the Segregated Account would be responsible for accrued interest of approximately $277 million through March 31, 2014. This accrued interest amount is not currently reflected in the Company’s financial results. Additionally, the Rehabilitator has stated his intent to effectuate a partial payment of Deferred Amounts as well as redemptions of Segregated Account surplus notes. As a consequence of any such surplus note redemption, Ambac Assurance will also be required to redeem a portion of its surplus notes. If the proposed amendments are approved, Ambac may recognize material changes to its financial condition relating to interest on Deferred Amounts, loss reserves, and the redemption of surplus notes at amounts that differ from their carrying value.

Furthermore, new policies, procedures, and accounting and reporting systems are required to properly calculate, monitor and report Deferred Amounts and interest thereon at the individual CUSIP level, as contemplated by the proposed amendments to the Segregated Account Rehabilitation Plan. These policies, procedures, and systems need to be operable prior to the implementation of any amendments by the Rehabilitator. Because of (i) differences in mechanics among the hundreds of CUSIPs to be tracked, differences in interest accrual periods, rates and conventions, and other operational challenges and (ii) the amount of time required to implement such changes, there is a risk of operational failure in the calculation, monitoring and reporting of Deferred Amounts and interest thereon.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.            Mine Safety Disclosures.

Not applicable.
Item 5.            Other Information.

None.
Item 6.            Exhibits.

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

AMBAC FINANCIAL GROUP, INC.

Dated: May 12, 2014	By:	/S/ DAVID TRICK
	Name:	David Trick
	Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)