Form 10-Q
period 2014-06-30
AMBAC FINANCIAL GROUP INC
filed 2014-08-11
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2014, 45,002,575 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Part I Financial Information

Item 1.     Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in Thousands, except share data)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,868,458 in 2014 and $5,927,254 in 2013)	$6,100,431	$5,885,316
Fixed income securities pledged as collateral, at fair value (amortized cost of $65,027 in 2014 and $126,196 in 2013)	65,029	126,223
Short-term investments, at fair value (amortized cost of $344,187 in 2014 and $271,118 in 2013)	344,187	271,119
Other investments, at fair value	256,455	241,069
Total investments	6,766,102	6,523,727
Cash and cash equivalents	74,461	77,370
Receivable for securities	31,107	14,450
Investment income due and accrued	34,518	37,663
Premium receivables	1,356,362	1,453,021
Reinsurance recoverable on paid and unpaid losses	109,255	121,249
Deferred ceded premium	134,278	145,529
Subrogation recoverable	484,152	498,478
Loans	6,349	6,179
Derivative assets	89,680	77,711
Current taxes	1,488	—
Insurance intangible asset	1,549,384	1,597,965
Goodwill	514,511	514,511
Other assets	127,898	35,927
Variable interest entity assets:
Fixed income securities, at fair value	2,688,388	2,475,182
Restricted cash	7,712	17,498
Investment income due and accrued	1,409	1,365
Loans, at fair value	13,743,231	13,398,895
Intangible assets	—	76,140
Other assets	3,068	19,617
Total assets	$27,723,353	$27,092,477

Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$2,070,312	$2,255,680
Loss and loss expense reserves	6,072,323	5,968,712
Ceded premiums payable	64,740	70,962
Obligations under investment agreements	169,582	359,070
Deferred taxes	2,314	2,199
Current taxes	—	738
Long-term debt	981,424	963,178
Accrued interest payable	339,975	294,817
Derivative liabilities	342,273	253,898
Other liabilities	60,086	67,377
Payable for securities purchased	15,358	4,654
Variable interest entity liabilities:
Accrued interest payable	3,353	722
Long-term debt, at fair value	14,450,434	14,091,753
Derivative liabilities	1,927,460	1,772,306
Other liabilities	188	7,989
Total liabilities	26,499,822	26,114,055
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares—20,000,000; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; authorized shares—130,000,000; issued and outstanding shares—45,003,512 at June 30, 2014 and 45,003,461 at December 31, 2013	450	450
Additional paid-in capital	188,060	185,672
Accumulated other comprehensive income	306,328	11,661
Accumulated earnings	453,256	505,219
Common stock held in treasury at cost, 937 shares at June 30, 2014 and December 31, 2013	(19)	(19)
Total Ambac Financial Group, Inc. stockholders’ equity	948,075	702,983
Noncontrolling interest	275,456	275,439
Total stockholders’ equity	1,223,531	978,422
Total liabilities and stockholders’ equity	$27,723,353	$27,092,477
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Unaudited)

	Successor Ambac		Predecessor Ambac
(Dollars in Thousands, except share data)	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Revenues:
Net premiums earned	$65,013	$58,039	$29,744
Net investment income:
Securities available-for-sale and short-term	76,882	29,211	31,314
Other investments	3,211	(3,015)	912
Total net investment income	80,093	26,196	32,226
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(9,051)	(2,004)	(467)
Portion of loss recognized in other comprehensive income	297	2	—
Net other-than-temporary impairment losses recognized in earnings	(8,754)	(2,002)	(467)
Net realized investment gains (losses)	3,067	18,472	7,245
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	717	6,074	935
Unrealized (losses) gains	(1,936)	45,146	(74,106)
Net change in fair value of credit derivatives	(1,219)	51,220	(73,171)
Derivative products	(47,985)	83,713	(33,166)
Other income	5,266	2,179	(1,135)
Income (loss) on variable interest entities	(38,148)	4,598	388,240
Total revenues before expenses and reorganization items	57,333	242,415	349,516
Expenses:
Losses and loss expenses (benefit)	175,317	(26,117)	13,079
Insurance intangible amortization	36,256	24,952	—
Underwriting and operating expenses	24,033	16,217	10,692
Interest expense	31,953	21,144	7,860
Total expenses before reorganization items	267,559	36,196	31,631
Pre-tax (loss) income from continuing operations before reorganization items	(210,226)	206,219	317,885
Reorganization items	186	424	(2,747,239)
Pre-tax (loss) income from continuing operations	(210,412)	205,795	3,065,124
Provision (benefit) for income taxes	(2,179)	513	98
Net (loss) income	$(208,233)	$205,282	$3,065,026
Less: net (loss) gain attributable to noncontrolling interest	(328)	(399)	(1,724)
Net (loss) income attributable to common shareholders	$(207,905)	$205,681	$3,066,750
Other comprehensive (loss) income, after tax:
Net (loss) income	$(208,233)	$205,282	$3,065,026
Unrealized gain (loss) on securities, net of deferred income taxes of $0	185,163	(90,983)	81,249
Gain (loss) on foreign currency translation, net of deferred income taxes of $0	17,144	(12,662)	(167)
Changes to postretirement benefit, net of tax of $0	(204)	—	(623)
Total other comprehensive income, net of tax	202,103	(103,645)	80,459
Total comprehensive income (loss)	(6,130)	101,637	3,145,485
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net (loss) gain	(328)	(399)	(1,724)
Currency translation adjustments	192	(138)	270
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	(5,994)	102,174	3,146,939
Net income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders	$(4.61)	$4.57	$10.14
Net income (loss) per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$(4.61)	$4.42	$10.14
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Unaudited)

	Successor Ambac		Predecessor Ambac
(Dollars in Thousands, except share data)	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Revenues:
Net premiums earned	$147,560	$58,039	$130,000
Net investment income:
Securities available-for-sale and short-term	145,689	29,211	116,371
Other investments	5,205	(3,015)	369
Total net investment income	150,894	26,196	116,740
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(19,443)	(2,004)	(467)
Portion of loss recognized in other comprehensive income	297	2	—
Net other-than-temporary impairment losses recognized in earnings	(19,146)	(2,002)	(467)
Net realized investment gains	19,356	18,472	53,305
Change in fair value of credit derivatives:
Realized gains and other settlements	1,492	6,074	3,444
Unrealized gains (losses)	4,671	45,146	(63,828)
Net change in fair value of credit derivatives	6,163	51,220	(60,384)
Derivative products	(101,826)	83,713	(33,735)
Other income	7,160	2,179	8,363
Income (loss) on variable interest entities	(43,690)	4,598	426,566
Total revenues before expenses and reorganization items	166,471	242,415	640,388
Expenses:
Losses and loss expenses (benefit)	35,306	(26,117)	(38,056)
Insurance intangible amortization	67,970	24,952	—
Underwriting and operating expenses	49,819	16,217	44,566
Interest expense	64,281	21,144	31,025
Total expenses before reorganization items	217,376	36,196	37,535
Pre-tax (loss) income from continuing operations before reorganization items	(50,905)	206,219	602,853
Reorganization items	209	424	(2,745,180)
Pre-tax (loss) income from continuing operations	(51,114)	205,795	3,348,033
Provision for income taxes	1,070	513	755
Net (loss) income	$(52,184)	$205,282	$3,347,278
Less: net (loss) gain attributable to noncontrolling interest	(221)	(399)	(1,771)
Net (loss) income attributable to common shareholders	$(51,963)	$205,681	$3,349,049
Other comprehensive income (loss), after tax:
Net income (loss)	$(52,184)	$205,282	$3,347,278
Unrealized gains (losses) on securities, net of deferred income taxes of $0	273,885	(90,983)	175,347
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	21,428	(12,662)	(428)
Changes to postretirement benefit, net of tax of $0	(408)	—	185
Total other comprehensive income, net of tax	294,905	(103,645)	175,104
Total comprehensive income (loss)	242,721	101,637	3,522,382
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net (loss) gain	(221)	(399)	(1,771)
Currency translation adjustments	238	(138)	229
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	242,704	102,174	3,523,924
Net income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders	$(1.15)	$4.57	$11.07
Net income (loss) per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$(1.15)	$4.42	$11.07

See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Successor Ambac
Balance at January 1, 2014	$978,422	$505,219	$11,661	$—	$450	$185,672	($19)	$275,439
Total comprehensive income	242,721	(51,963)	294,667	—	—	—	—	17
Stock-based compensation	2,387	—	—	—	—	2,387	—	—
Shares issued under equity plans	—	—	—	—	—	—	—	—
Warrants exercised	1	—	—	—	—	1	—	—
Balance at June 30, 2014	$1,223,531	$453,256	$306,328	$—	$450	$188,060	($19)	$275,456

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Successor Ambac
Balance at May 1, 2013	460,415	—	—	—	450	184,550	—	275,415
Total comprehensive income	101,637	205,681	(103,507)	—	—	—	—	(537)
Warrants exercised	15	—	—	—	—	15	—	—
Balance at June 30, 2013	$562,067	$205,681	($103,507)	$—	$450	$184,565	$—	$274,878
______________________________________________________________________________________________________

		Ambac Financial Group, Inc.
(Dollars in Thousands)	Total	Accumulated Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Predecessor Ambac
Balance at January 1, 2013	(3,246,967)	(6,297,264)	625,385	—	3,080	2,172,027	(410,755)	660,560
Total comprehensive income	3,522,382	3,349,049	174,875	—	—	—	—	(1,542)
Stock-based compensation	(60)	(60)	—	—	—	—	—	—
Shares issued under equity plans	60	—	—	—	—	—	60	—
Elimination of Predecessor Ambac Shareholder equity accounts and noncontrolling interest adjustment	—	2,948,275	(800,260)	—	(3,080)	(2,172,027)	410,695	(383,603)
Balance at April 30, 2013	$275,415	$—	$—	$—	$—	$—	$—	$275,415
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Successor Ambac		Predecessor Ambac
	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(51,963)	$205,681	$3,349,049
Noncontrolling interest in subsidiaries’ earnings	(221)	(399)	(1,771)
Net income (loss)	$(52,184)	$205,282	$3,347,278
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,481	501	974
Amortization of bond premium and discount	(64,392)	(3,240)	(60,146)
Reorganization items	209	424	(2,745,180)
Share-based compensation	2,387	—	—
Deferred income taxes	115	(16)	(6)
Current income taxes	(2,226)	186	(101,188)
Deferred acquisition costs	—	—	14,207
Unearned premiums, net	(174,117)	(102,460)	(172,549)
Losses and loss expenses, net	129,931	(34,763)	(43,284)
Ceded premiums payable	(6,222)	(3,033)	(2,059)
Investment income due and accrued	3,145	2,243	1,781
Premium receivables	96,659	66,733	88,990
Accrued interest payable	45,158	15,511	23,953
Amortization of insurance intangible assets	67,970	24,952	—
Net mark-to-market (gains) losses	(4,671)	(45,146)	63,828
Net realized investment gains	(19,356)	(18,472)	(53,305)
Other-than-temporary impairment charges	19,146	2,002	467
Variable interest entity activities	43,690	(4,598)	(426,566)
Other, net	85,546	(66,543)	62,122
Net cash provided by (used in) operating activities	172,269	39,563	(683)
Cash flows from investing activities:
Proceeds from sales of bonds	993,721	343,040	310,916
Proceeds from matured bonds	496,099	182,304	307,472
Purchases of bonds	(1,323,098)	(746,914)	(286,633)
Proceeds from sales of other invested assets	40,173	1,228	(164,368)
Purchases of other invested assets	(33,528)	(79,596)	—
Change in short-term investments	(73,068)	115,437	(64,956)
Loans, net	(170)	230	1,920
Change in swap collateral receivable	(90,616)	10,889	(8,863)
Other, net	5,308	4,678	19,828
Net cash (used in) provided by investing activities	14,821	(168,704)	115,316
Cash flows from financing activities:
Paydowns of variable interest entity secured borrowing	—	(3,310)	(5,519)
Proceeds from warrant exercise	1	15	—
Payments for investment agreement draws	(190,000)	—	—
Net cash provided by (used in) financing activities	(189,999)	(3,295)	(5,519)
Net cash flow	(2,909)	(132,436)	109,114
Cash and cash equivalents at beginning of period	77,370	152,951	43,837
Cash and cash equivalents end of period	$74,461	$20,515	$152,951
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,167	$336	$102,129
Interest on variable interest entity secured borrowing	$—	$90	$276
Interest on investment agreements	$366	$203	$444
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$267	$795	$3,860
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
Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

•
Increasing the value of its investment in Ambac Assurance Corporation ("Ambac Assurance") by actively managing its assets and liabilities with a focus on maximizing risk-adjusted investment portfolio returns and mitigating or remediating losses on poorly performing insured transactions through executing policy commutations, repurchasing liabilities at a discount, pursuing recoveries of losses through litigation and the exercise of contractual and legal rights, restructuring transactions, and other means; and

•	Pursuing new businesses, which may include financial services businesses such as advisory, asset servicing, asset management, and/or insurance.
The execution of Ambac’s strategy with respect to increasing the value of its investment in Ambac Assurance is subject to the authority of the Rehabilitator (as defined below) to control the management of the Segregated Account (as defined below). In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. Ambac Assurance's ability to commute policies or purchase liabilities may be limited by available liquidity.
Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to identify or execute the acquisition or development of any new business. In addition, there can be no assurance that we will be able to generate or obtain the financial and other resources that may be required to finance the acquisition or development of any new business. Moreover, it is not possible at this time to predict the operating results or prospects of any future business. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative.
As a result of uncertainties associated with the aforementioned oversight by the Rehabilitator of the Segregated Account, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the six and twelve month periods ending June 30, 2014 and December 31, 2013, respectively, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
Segregated Account of Ambac Assurance Corporation
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Net par exposure as of June 30, 2014 for policies allocated to the Segregated Account was $20,898,745.
In 2010, Ambac Assurance issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. Interest on the Secured Note accrued at the rate of 4.5% per annum, and accrued interest was capitalized and added to outstanding principal quarterly. The Segregated Account had the ability to demand payment under the Secured Note from time to time to pay claims and other liabilities. By June 30, 2014, the Secured Note, including capitalized interest since the date of issuance, was fully drawn, resulting in a balance of $0. Following the exhaustion of the Secured Note, the Segregated Account now has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities. In addition, certain operating and administrative costs and expenses of the Segregated Account are now reimbursable by Ambac Assurance pursuant to the cooperation agreement between the Segregated Account and Ambac Assurance dated as of March 24, 2010, as amended and/or supplemented from time to time (the “Cooperation Agreement”).
Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At June 30, 2014, Ambac Assurance’s surplus as regards to policyholders of $945,661 exceeded the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Reinsurance Agreement and Cooperation Agreement. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan (as defined below) and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
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
On April 21, 2014, the Rehabilitator filed a motion with the Rehabilitation Court seeking approval to amend the Segregated Account Rehabilitation Plan (the “Amendment Motion”). On May 20, 2014, the Rehabilitator filed a supplement to his Amendment Motion, further supplementing and amending his amendments to the Segregated Account Rehabilitation Plan. The Rehabilitation Court approved the Rehabilitator's proposed amendments to the Segregated Account Rehabilitation Plan on June 11, 2014, and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014.

The amendments to the Segregated Account Rehabilitation Plan primarily modified the mechanism for handling claims. Instead of the combination of cash payments and interest-bearing surplus notes originally contemplated by the Segregated Account Rehabilitation Plan, holders of permitted policy claims will, under the amended Segregated Account Rehabilitation Plan, receive an initial interim cash payment for a portion of such policy claim (“Interim Payment”), together with the right to receive a deferred payment equal to the balance of the unpaid policy claim, as may be adjusted from time to time pursuant to the terms of the amended Segregated Account Rehabilitation Plan (“Deferred Amount”). Payments of Deferred Amounts will be made at such times as the Rehabilitator deems appropriate in his sole discretion.

The Segregated Account will also establish junior deferred amounts (“Junior Deferred Amounts”) with respect to permitted general claims instead of issuing junior surplus notes to the holders of such claims as contemplated under the original Segregated Account Rehabilitation Plan.

The amendments require that Deferred Amounts and Junior Deferred Amounts will generally accrue and compound interest at an annual effective rate of 5.1%. However, in the case of insured bonds whose outstanding principal balance is not reduced by the unpaid portion of permitted policy claims (such bonds, “Undercollateralized Bonds”), the 5.1% effective annual interest rate on the Deferred Amount will be reduced by the bond interest rate applicable to such Undercollateralized Bonds. In the case of permitted policy claims relating to transactions that pay monthly, interest will begin to accrue on Deferred Amounts from the first distribution date (under the transaction documents for the relevant bond) after the date on which the Interim Payment in respect of such permitted policy claim was made. For permitted policy claims relating to transactions that do not pay monthly, interest will begin to accrue on Deferred Amounts from the first Payment Date (as defined in the Segregated Account Rehabilitation Plan, as amended) to occur after the date on which the Interim Payment in respect of such permitted policy claim was made.

Following the effective date of the Segregated Account Rehabilitation Plan, as amended, the percentage of the initial cash Interim Payment for permitted policy claims increased from 25% to 45% with effect from July 21, 2014. As with previously permitted policy claims, the remaining portion of the unpaid permitted policy claims (in this case, 55%) will remain outstanding as Deferred Amounts and, subject to the exception for Undercollateralized Bonds, will accrue interest at 5.1% per annum. These Deferred Amounts, together with interest thereon, may be paid from time to time in the future at the sole discretion of the Rehabilitator.

The Rehabilitator has also confirmed that a portion of Deferred Amounts outstanding as of July 20, 2014 (the “Reconciliation Date”) (together with interest thereon) will be paid on December 22, 2014 (the "Deferred Payment Date") in accordance with the

Segregated Account Rehabilitation Plan, as amended, so that those policyholders that received 25% (and not 45%) cash Interim Payments in respect of their permitted policy claims will be entitled to receive equalizing payments in cash of 26.67% of their Deferred Amounts (including accrued interest thereon) outstanding in respect of such permitted policy claims as of the Reconciliation Date. Policyholders that received both a 25% (and not a 45%) cash Interim Payment and a Supplemental Payment (as defined in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of Ambac's 2013 Form 10-K) and/or Special Policy Payment (as defined in Note 12) will also be entitled to receive such equalizing payment. Using the balance of Deferred Amounts at June 30, 2014, the aggregate amount of equalizing payments for Deferred Amounts is estimated to be approximately $1,138,500.

In addition, the Segregated Account will be required, pursuant to the terms of the amended Segregated Account Rehabilitation Plan, to early redeem a portion of its surplus notes (excluding junior surplus notes) on the Deferred Payment Date. The cash amount available for redemption of the Segregated Account surplus notes will be equal to 26.67% of the sum of par and accrued interest on such Segregated Account surplus notes, in each case, outstanding as at the Reconciliation Date. Pursuant to the terms of the Settlement Agreement, dated as of June 7, 2010 (the “Settlement Agreement”), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, Ambac Assurance will be required to make a proportionate redemption of its surplus notes when the Segregated Account redeems Segregated Account surplus notes (excluding junior surplus notes). Therefore, if the equalizing 26.67% payment of the Deferred Amounts specified above is made on the Deferred Payment Date, the Segregated Account and Ambac Assurance will be required to make redemptions of surplus notes (excluding any junior surplus notes) on the Deferred Payment Date in an amount equal to 26.67% of the sum of par and accrued interest outstanding on such surplus notes as at the Reconciliation Date, which is estimated to be approximately $413,587 in respect of those surplus notes owned by third parties.

2. REORGANIZATION UNDER CHAPTER 11
We followed the accounting prescribed by the Reorganizations Topic of the Accounting Standards Codification (the “ASC”) while Ambac was in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2013, Ambac executed a closing agreement with the United States Internal Revenue Service (the "IRS") to conclude the settlement of a dispute (“IRS Settlement). On May 1, 2013 (the “Effective Date”), the Reorganization Plan became effective and Ambac emerged from bankruptcy.
This IRS Settlement represented the final material contingency under the Reorganization Plan required for the adoption of fresh start financial statement reporting under the Reorganizations Topic of the ASC. As such, fresh start financial statement reporting ("Fresh Start") was adopted by the Company on April 30, 2013 (“Fresh Start Reporting Date”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock, and fair value adjustments. Adopting Fresh Start results in a new reporting entity with no beginning retained earnings or accumulated deficit. For periods after the Fresh Start Reporting Date, the Company will be referred to as Successor Ambac, whereas for all periods as of and preceding the Fresh Start Reporting Date, the Company will be referred to as Predecessor Ambac. Presentation of information for Successor Ambac represents the financial position and results of operations of Successor Ambac and is not comparable to our previously issued financial statements.
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

	Successor Ambac		Predecessor Ambac
	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
U.S. Trustee fees	$—	$—	$13
Professional fees	186	424	2,434
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	—	(1,521,435)
Fresh start reporting adjustments	—	—	(1,228,251)
Total reorganization items	$186	$424	$(2,747,239)

	Successor Ambac		Predecessor Ambac
	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
U.S. Trustee fees	$—	$—	$23
Professional fees	209	424	4,483
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	—	(1,521,435)
Fresh start reporting adjustments	—	—	(1,228,251)
Total reorganization items	$209	$424	$(2,745,180)

3. SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES
Ambac, through its subsidiaries, has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. In 2011, Ambac Assurance entered into a secured borrowing transaction under which VIEs were created for the purpose of re-securitizing certain invested assets and collateralizing the borrowing. These VIEs are consolidated because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guarantees the assets held by the VIEs. There was no VIE debt outstanding to third parties under this secured borrowing transaction as of June 30, 2014 and December 31, 2013. The debt represented the senior-most tranche of the securitization structure and was repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance. Such securities had a fair value of $278,317 and $240,150 as of June 30, 2014 and December 31, 2013, respectively. Refer to Note 8 - Investments for further discussion of the restrictions on these securities.

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
Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac Assurance’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At June 30, 2014 and December 31, 2013 the fair value of these entities is $12,782 and $13,384, respectively, and is reported within Other assets on the Consolidated Balance Sheets.
Since their inception, there have been 15 individual transactions with these entities, of which 3 transactions remain outstanding as of June 30, 2014. Total principal amount of debt outstanding was $461,355 and $461,355 at June 30, 2014 and December 31, 2013, respectively. In each case, Ambac sold assets to these entities. The assets are composed of utility obligations with a weighted average rating of BBB at June 30, 2014 and weighted average life of 7.8 years. The purchase by these entities of financial assets was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of June 30, 2014 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.
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
Ambac was not presented with claims on insurance policies issued to these entities during the six months ended June 30, 2014, the four months ended April 30, 2013 or the two months ended June 30, 2013. Successor Ambac received no recoveries for the three and six months ended June 30, 2014, and the two months ended June 30, 2013, in respect of previously paid claims. Predecessor Ambac received recoveries of $0 and $1,455 for the one month and four months ended April 30, 2013, respectively, in respect of previously paid claims.
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
The variable interest in a VIE generally involves one or more of the following: a financial guarantee policy issued to the VIE, a written credit derivative contract that references liabilities of the VIE or an investment in securities issued by the VIE. The impact of consolidating such VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated VIEs and Ambac’s operating subsidiaries and the inclusion of the VIE’s third party assets and liabilities. For a financial guarantee policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services – Insurance Topic of the ASC. Consequently, upon consolidation, Ambac eliminates the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets. Such insurance assets and liabilities may include premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable, unearned premiums, loss and loss expense reserves, ceded premiums payable and insurance intangible assets. For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation. Ambac did not consolidate any VIEs solely as a result of purchases of the VIE’s debt instruments.
As of June 30, 2014 consolidated VIE assets and liabilities relating to 18 consolidated entities were $16,443,808 and $16,381,435, respectively. As of December 31, 2013, consolidated VIE assets and liabilities relating to 18 consolidated entities were $15,988,697 and $15,872,770, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.
The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Investments:
Corporate obligations	$2,688,388	$2,475,182
Total variable interest entity assets: Fixed income securities	$2,688,388	$2,475,182
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of June 30, 2014 and December 31, 2013:

	Estimated fair value	Unpaid principal balance
June 30, 2014
Loans	$13,743,231	$12,011,423
Long-term debt	$14,450,434	$14,096,929
December 31, 2013
Loans	$13,398,895	$12,226,481
Long-term debt	$14,091,753	$14,251,771
Effective April 30, 2013, Ambac was required to consolidate an additional VIE which resulted in a gain of $385,291 reported in Predecessor Ambac earnings. The assets of this VIE consisted primarily of identified intangible assets associated with its subsidiaries’ operations. The intangible assets recorded at fair value upon consolidation on April 30, 2013 were $164,520 and were considered held for use. The intangible assets were being amortized over their estimated useful lives resulting in a weighted-average amortization period at the consolidation date of 16 years. Amortization expense for intangible assets for the two months ended June 30, 2013 was $2,508, and is included in (Loss) income on variable interest entities on the Consolidated Statements of Total Comprehensive Income. During 2013, management approved plans to sell the VIE intangible assets. Such assets were reclassified as held for sale and their carrying value was reduced to fair value less costs to sell of $76,140 as of December 31, 2013. In 2014, such intangible assets were sold.

Variable Interests in Non-Consolidated VIEs
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of June 30, 2014 and December 31, 2013:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)

June 30, 2014
Global Structured Finance:
Collateralized debt obligations	$1,503,895	$1,710	$5,111	$5,758
Mortgage-backed—residential	17,825,150	553,022	3,958,533	—
Other consumer asset-backed	5,256,079	67,384	913,978	—
Other commercial asset-backed	5,339,867	400,644	524,978	35,891
Other	4,257,221	102,010	625,997	3,516
Total Global Structured Finance	34,182,212	1,124,770	6,028,597	45,165
Global Public Finance	33,707,874	498,695	571,734	30,695
Total	$67,890,086	$1,623,465	$6,600,331	$75,860

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)

December 31, 2013
Global Structured Finance:
Collateralized debt obligations	$2,092,072	$3,867	$7,119	$10,092
Mortgage-backed—residential	19,231,335	581,498	3,890,937	—
Other consumer asset-backed	5,425,583	68,511	992,177	—
Other commercial asset-backed	7,237,953	429,559	559,600	39,916
Other	4,347,287	113,468	608,213	4,312
Total Global Structured Finance	38,334,230	1,196,903	6,058,046	54,320
Global Public Finance	35,732,858	531,519	604,339	27,112
Total	$74,067,088	$1,728,422	$6,662,385	$81,432

(1)
Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include unpaid interest on Deferred Amounts nor the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.

(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represent the amount recorded in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for-Sale Securities (1)		Amortization of Postretirement Benefit (1)		Gain (Loss) on Foreign Currency Translation (1)		Total
Successor Ambac	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013
Beginning Balance	$46,812	$—	$10,643	$—	$46,962	$—	$104,417	$—
Other comprehensive income before reclassifications	179,479	(72,511)	—	—	16,952	(12,524)	196,431	(85,035)
Amounts reclassified from accumulated other comprehensive income	5,684	(18,472)	(204)	—	—	—	5,480	(18,472)
Elimination of Predecessor Ambac Shareholder Equity Accounts	—	—	—	—	—	—	—	—
Net current period other comprehensive income	185,163	(90,983)	(204)	—	16,952	(12,524)	201,911	(103,507)
Balance at June 30	$231,975	$(90,983)	$10,439	$—	$63,914	$(12,524)	$306,328	$(103,507)

	Unrealized Gains (Losses) on Available-for-Sale Securities (1)		Gain (Loss) on Foreign Currency Translation (1)
		Changes to Postretirement Benefit (1)		Total
Predecessor Ambac	Period April 1 through April 30, 2013	Period April 1 through April 30, 2013	Period April 1 through April 30, 2013	Period April 1 through April 30, 2013
Beginning Balance	$745,370	$(5,052)	$(20,247)	$720,071
Other comprehensive income before reclassifications	88,516	—	(437)	88,079
Amounts reclassified from accumulated other comprehensive income	(7,267)	(623)	—	(7,890)
Elimination of Predecessor Ambac Shareholder Equity Accounts	(826,619)	5,675	20,684	(800,260)
Net current period other comprehensive income	(745,370)	5,052	20,247	(720,071)
Balance at April 30, 2013	$—	$—	$—	$—

	Unrealized Gains (Losses) on Available- for-Sale Securities (1)		Amortization of Postretirement Benefit (1)		Gain (Loss) on Foreign Currency Translation (1)		Total
Successor Ambac	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013
Beginning Balance	$(41,910)	$—	$10,847	$—	$42,724	$—	$11,661	$—
Other comprehensive income before reclassifications	274,101	(72,511)		—	21,190	(12,524)	295,291	(85,035)
Amounts reclassified from accumulated other comprehensive income	(216)	(18,472)	(408)	—	—	—	(624)	(18,472)
Elimination of Predecessor Ambac Shareholder Equity Accounts	—	—	—	—	—	—	—	—
Net current period other comprehensive income	273,885	(90,983)	(408)	—	21,190	(12,524)	294,667	(103,507)
Balance at June 30, 2013	$231,975	$(90,983)	$10,439	$—	$63,914	$(12,524)	$306,328	$(103,507)

	Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Changes to Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)
				Total
Predecessor Ambac	Period January 1 through April 30, 2013	Period January 1 through April 30, 2013	Period January 1 through April 30, 2013	Period January 1 through April 30, 2013
Beginning Balance	$651,272	$(5,860)	$(20,027)	$625,385
Other comprehensive income before reclassifications	188,696	—	(657)	188,039
Amounts reclassified from accumulated other comprehensive income	(13,349)	185	—	(13,164)
Elimination of Predecessor Ambac Shareholder Equity Accounts	(826,619)	5,675	20,684	(800,260)
Net current period other comprehensive income	(651,272)	5,860	20,027	(625,385)
Balance at April 30, 2013	$—	$—	$—	$—

 (1) All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)
Details about Accumulated Other Comprehensive Income Components	Successor Ambac –		Predecessor Ambac –	Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Unrealized Gains (Losses) on Available-for-Sale Securities
	$5,684	$(18,472)	$(7,267)	Net realized investment gains
	—	—	—	Tax (expense) benefit
	$5,684	$(18,472)	$(7,267)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(166)	$—	$(92)	Underwriting and operating expenses (2)
Actuarial gains (losses)	(38)	—	173	Underwriting and operating expenses (2)
	(204)	—	81	Total before tax
	—	—	(704)	Tax (expense) benefit
	$(204)	$—	$(623)	Net of tax and noncontrolling interest
Total reclassifications for the period	$5,480	$(18,472)	$(7,890)	Net of tax and noncontrolling interest

	Amount Reclassified from Accumulated Other Comprehensive Income (1)
	Successor Ambac –		Predecessor Ambac –
Details about Accumulated Other Comprehensive Income Components	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013	Affected Line Item in the Consolidated Statement of Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(216)	$(18,472)	$(13,349)	Net realized investment gains
	—	—	—	Tax (expense) benefit
	$(216)	$(18,472)	$(13,349)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(332)	$—	$1,616	Underwriting and operating expenses (2)
Actuarial gains (losses)	(76)	—	(727)	Underwriting and operating expenses (2)
	(408)	—	889	Total before tax
	—	—	(704)	Tax (expense) benefit
	$(408)	$—	$185	Net of tax and noncontrolling interest
Total reclassifications for the period	$(624)	$(18,472)	$(13,164)	Net of tax and noncontrolling interest

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

5. NET INCOME PER SHARE
Predecessor Ambac common stock (and related stock options and restricted stock units) was canceled upon emergence from bankruptcy on the Effective Date. Pursuant to the Reorganization Plan, 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitle such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the three and six months ended June 30, 2014, 0 and 51 warrants, respectively, were exercised, resulting in an issuance of 51 shares of common stock. As of June 30, 2014, Successor Ambac had 5,040,775 warrants outstanding. The earnings per share information for Predecessor Ambac is not meaningful to investors in Successor Ambac’s common stock and warrants.
Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants issued under the Reorganization Plan. The following table provides a reconciliation of the common shares used for basic earnings per share to the diluted shares used for diluted earnings per share:

	Successor Ambac		Predecessor Ambac
	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Weighted average number of common shares used for basic earnings per share	45,091,983	45,000,653	302,469,626
Effect of potential dilutive shares:
Warrants	—	1,575,064	—
Stock options	—	—	—
Restricted stock units	—	—	109,593
Performance stock units	—	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	45,091,983	46,575,717	302,579,219
Anti-dilutive shares excluded from the above reconciliation:
Warrants	5,040,775	—	—
Stock options	66,668	—	461,150
Restricted stock units	74,341	—	—
Performance stock units	—	—	—

	Successor Ambac		Predecessor Ambac
	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Weighted average number of common shares used for basic earnings per share	45,067,539	45,000,653	302,469,544
Effect of potential dilutive shares:
Warrants	—	1,575,064	—
Stock options	—	—	—
Restricted stock units	—	—	109,701
Performance stock units	—	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	45,067,539	46,575,717	302,579,245
Anti-dilutive shares excluded from the above reconciliation:
Warrants	5,040,784	—	—
Stock options	66,668	—	475,550
Restricted stock units	94,131	—	—
Performance stock units	—	—	—

6. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at June 30, 2014 and December 31, 2013, was 2.9% and 3.0%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at June 30, 2014 and December 31, 2013, was 9.4 years and 9.6 years, respectively.
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
Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. As of June 30, 2014 and December 31, 2013, approximately 47% and 44% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, student loan transactions and a certain asset-backed transaction, which comprised 6%, 7%, and 18% of the total premium receivables at June 30, 2014 and 7%, 7% and 17% of the total premium receivables at December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, $16,297 and $15,262, respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at June 30, 2014.
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

	Successor Ambac		Predecessor Ambac
	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Beginning premium receivable	$1,453,021	$1,531,631	$1,620,621
Premium receipts	(61,876)	(19,352)	(48,296)
Adjustments for changes in expected and contractual cash flows	(70,464)	(40,898)	(28,237)
Accretion of premium receivable discount	20,247	7,359	14,740
Uncollectable premiums	(1,035)	(543)	(634)
Other adjustments (including foreign exchange)	16,469	(13,299)	(26,563)
Ending premium receivable	$1,356,362	$1,464,898	$1,531,631

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, the recognition of any remaining UPR is offset by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Successor Ambac’s accelerated premium revenue for retired obligations for the three and six months ended June 30, 2014 was $7,990 and $33,104. Successor Ambac’s accelerated premium revenue for retired obligations for the two months ended June 30, 2013 was $13,049. Predecessor Ambac’s accelerated premium revenue for retired obligations for the one and four months ended April 30, 2013 were $7,073 and $36,433, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.
The effect of reinsurance on premiums written and earned was as follows:

	Successor Ambac				Predecessor Ambac
	Period from April 1 through June 30, 2014		Period from May 1 through June 30, 2013		Period from April 1 through April 30, 2013
	Written	Earned	Written	Earned	Written	Earned
Direct	$(45,486)	$68,025	$(34,081)	$62,033	$(10,595)	$31,388
Assumed	—	23	—	16	—	8
Ceded	(4,967)	3,035	(3,038)	4,010	(84)	1,652
Net premiums	$(40,519)	$65,013	$(31,043)	$58,039	$(10,511)	$29,744

	Successor Ambac				Predecessor Ambac
	Period from January 1 through June 30, 2014		Period from May 1 through June 30, 2013		Period from January 1 through April 30, 2013
	Written	Earned	Written	Earned	Written	Earned
Direct	(51,252)	$154,209	$(34,081)	$62,033	$(14,125)	$138,468
Assumed	—	91	—	16	—	32
Ceded	(4,511)	6,740	(3,038)	4,010	(1,098)	8,500
Net premiums	$(46,741)	$147,560	$(31,043)	$58,039	$(13,027)	$130,000
The table below summarizes the future gross undiscounted premiums to be collected, and future premiums earned, net of reinsurance at June 30, 2014:

	Future premiums to be collected (1)	Future expected premiums to be earned, net of reinsurance (1)

Three months ended:
September 30, 2014	39,988	45,841
December 31, 2014	31,037	44,006
Twelve months ended:
December 31, 2015	123,705	163,207
December 31, 2016	116,974	148,927
December 31, 2017	110,511	137,708
December 31, 2018	105,182	128,484
Five years ended:
December 31, 2023	466,339	532,361
December 31, 2028	370,487	373,862
December 31, 2033	237,081	218,488
December 31, 2038	92,686	95,496
December 31, 2043	30,826	32,182
December 31, 2048	12,538	12,064
December 31, 2053	2,252	3,324
December 31, 2058	31	84
Total	$1,739,637	$1,936,034

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

Loss and Loss Expense Reserves:
A loss reserve is recorded on the balance sheet on a policy-by-policy basis for: (a) unpaid claims and (b) the excess of the present value of expected net cash flows required to be paid under an insurance contract, over the unearned premium revenue for that contract. Unpaid Claims are defined as the sum of (i) claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts (as defined in Note 1) and (ii) accrued interest on Deferred Amounts (generally at an effective rate of 5.1%) as required by the amended Segregated Account Rehabilitation Plan that became effective on June 12, 2014. Refer to Note 1 for further discussion of the amended Segregated Account Rehabilitation Plan. In accordance ASC Topic 944, unpaid claims are measured based on the estimated cost of settling the claims, which is principal plus accrued interest. The present value of expected net cash flows is defined as the present value of expected future claims to be paid under an insurance contract (including the impact of potential settlement outcomes upon future installment premiums) less the present value of potential future recoveries. In accordance with the financial guarantee insurance accounting guidance of ASC Topic 944, the approaches used to estimate expected future claims and expected future recoveries considers the likelihood of all possible outcomes. These estimation approaches are further described in Note 2, Basis Of Presentation And Significant Accounting Policies, in Part II, Item 8 “Financial Statements and Supplementary Data” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2013.
For those policies where the potential recovery is less than the sum of unpaid claims and expected future claims, the resulting net cash outflow is recorded as a "Loss and loss expense reserves" liability. For those policies where losses have been paid, but not yet fully recovered, the potential recovery may be greater than the unpaid claims and expected future claims, and the resulting net cash inflow is recorded as a "Subrogation recoverable" asset. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss expense reserves	$3,183,938	$237,955	$4,542,406	$(1,415,979)	$(475,997)	$6,072,323
Subrogation recoverable	815,164	70,135	234,998	(1,604,449)	—	(484,152)
Totals	$3,999,102	$308,090	$4,777,404	$(3,020,428)	$(475,997)	$5,588,171

	December 31, 2013
	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss expense reserves	$3,374,224	$—	$4,895,277	$(1,797,805)	$(502,984)	$5,968,712
Subrogation recoverable	530,091	—	135,610	(1,164,179)	—	(498,478)
Totals	$3,904,315	$—	$5,030,887	$(2,961,984)	$(502,984)	$5,470,234
Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Successor Ambac		Predecessor Ambac
	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Beginning gross loss and loss expense reserves	$5,470,234	$5,572,672	$6,122,140
Less reinsurance on loss and loss expense reserves	122,357	138,155	$147,409
Beginning balance of net loss and loss expense reserves	$5,347,877	$5,434,517	$5,974,731
Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	209	2,416	2,748
Claim and loss expense payments, net of subrogation and reinsurance	(3)	(37)	(58)
Establishment of RMBS subrogation recoveries, net of reinsurance	—	(320)	(159)
Total current year	206	2,059	2,531
Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	131,124	(128,680)	(52,642)
Claim and loss expense recoveries, net of subrogation and reinsurance	73,347	3,793	20,902
Change in previously established RMBS subrogation recoveries, net of reinsurance	(74,398)	87,361	(12,596)
Total prior years	130,073	(37,526)	(44,336)
Net change in loss and loss expense reserves	130,279	(35,467)	(41,805)
Net consolidation of certain VIEs	—	—	(498,409)
Ending net loss and loss expense reserves	$5,478,156	$5,399,050	$5,434,517
Add reinsurance on loss and loss expense reserves	110,015	142,512	138,155
Ending gross loss and loss expense reserves	$5,588,171	$5,541,562	$5,572,672
The negative development in loss and loss expense reserves for Successor Ambac established in prior years for the six months ended June 30, 2014 was primarily due to the addition of accrued interest on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan offset by improved performance of the RMBS portfolio. The positive development in loss and loss expense reserves for Successor Ambac established in prior years for the two months ended June 30, 2013 was primarily due to improved performance of the Student Loan and Ambac UK portfolios offset by a decline in the performance of the RMBS portfolio. The positive development in loss and loss expense reserves for Predecessor Ambac established in prior years for the four months ended April 30, 2013 was primarily due to improved performance of the RMBS portfolio offset by deterioration in certain Public Finance and Ambac UK credits.
The net change in net loss and loss expense reserves are included in losses and loss expenses in the Consolidated Statement of Total Comprehensive Income. For Successor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were an expense of $1,602 and $12,160 for the three and six months ended June 30, 2014, respectively. Reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were a benefit of $5,062 for the two months ended June 30, 2013. For Predecessor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were a benefit of $7 and $3,889 for the one month and four months ended April 30, 2013, respectively.

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at June 30, 2014 and December 31, 2013. Net par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. The weighted average risk-free rate used to discount loss reserves at June 30, 2014 and December 31, 2013 was 2.7% and 3.2%, respectively.
Surveillance Categories (at June 30, 2014)

	I/SL	IA	II	III	IV	V	Total
Number of policies	29	24	49	88	172	1	363
Remaining weighted-average contract period (in years)	12	13	16	19	12	6	15
Gross insured contractual payments outstanding:
Principal	$815,549	$479,218	$3,517,374	$5,849,928	$10,818,754	$47	$21,480,870
Interest	428,964	222,412	2,298,152	2,873,112	2,427,376	19	8,250,035
Total	$1,244,513	$701,630	$5,815,526	$8,723,040	$13,246,130	$66	$29,730,905
Gross undiscounted claim liability (1)	$5,477	$12,134	$189,385	$2,752,311	$7,958,481	$62	$10,917,850
Discount, gross claim liability	(700)	(1,091)	(20,747)	(964,005)	(943,887)	(3)	(1,930,433)
Gross claim liability before all subrogation and before reinsurance	$4,777	$11,043	$168,638	$1,788,306	$7,014,594	$59	$8,987,417
Less:
Gross RMBS subrogation (2)	—	—	—	(2,154)	(2,298,331)	—	(2,300,485)
Discount, RMBS subrogation	—	—	—	14	16,047	—	16,061
Discounted RMBS subrogation, before reinsurance	—	—	—	(2,140)	(2,282,284)	—	(2,284,424)
Less:
Gross other subrogation (3)	—	—	(17,558)	(110,818)	(698,439)	—	(826,815)
Discount, other subrogation	—	—	7,045	29,735	54,031	—	90,811
Discounted other subrogation, before reinsurance	—	—	(10,513)	(81,083)	(644,408)	—	(736,004)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$4,777	$11,043	$158,125	$1,705,083	$4,087,902	$59	$5,966,989
Less: Unearned premium reserves	(3,198)	(3,925)	(90,254)	(297,274)	(81,346)	—	(475,997)
Plus: Loss expense reserves	—	1,824	(799)	4,488	91,666	—	97,179
Gross loss and loss expense reserves	$1,579	$8,942	$67,072	$1,412,297	$4,098,222	$59	$5,588,171
Reinsurance recoverable reported on Balance Sheet	$55	$895	$1,956	$115,403	$(9,054)	$—	$109,255

(1)	Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.

(3)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (2) above.

Surveillance Categories (at December 31, 2013)

	I/SL	IA	II	III	IV	V	Total
Number of policies	18	23	52	76	169	1	339
Remaining weighted-average contract period (in years)	13	19	17	19	11	6	14
Gross insured contractual payments outstanding:
Principal	$834,708	$1,125,284	$3,464,420	$5,597,387	$11,184,943	$47	$22,206,789
Interest	506,903	871,751	2,130,271	2,331,222	2,556,968	18	8,397,133
Total	$1,341,611	$1,997,035	$5,594,691	$7,928,609	$13,741,911	$65	$30,603,922
Gross undiscounted claim liability (1)	$7,447	$54,398	$221,321	$3,029,891	$7,963,137	$65	$11,276,259
Discount, gross claim liability	(1,225)	(6,726)	(32,630)	(1,299,032)	(1,112,829)	(6)	(2,452,448)
Gross claim liability before all subrogation and before reinsurance	$6,222	$47,672	$188,691	$1,730,859	$6,850,308	$59	$8,823,811
Less:
Gross RMBS subrogation (2)	—	—	—	(4,516)	(2,211,333)	—	(2,215,849)
Discount, RMBS subrogation	—	—	—	15	9,236	—	9,251
Discounted RMBS subrogation, before reinsurance	—	—	—	(4,501)	(2,202,097)	—	(2,206,598)
Less:
Gross other subrogation (3)	—	—	(20,367)	(116,145)	(710,187)	—	(846,699)
Discount, other subrogation	—	—	9,522	36,125	45,666	—	91,313
Discounted other subrogation, before reinsurance	—	—	(10,845)	(80,020)	(664,521)	—	(755,386)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$6,222	$47,672	$177,846	$1,646,338	$3,983,690	$59	$5,861,827
Less: Unearned premium reserves	(4,060)	(22,901)	(95,550)	(280,245)	(100,228)	—	(502,984)
Plus: Loss expense reserves	—	11	2,257	1,658	107,465	—	111,391
Gross loss and loss expense reserves	$2,162	$24,782	$84,553	$1,367,751	$3,990,927	$59	$5,470,234
Reinsurance recoverable reported on Balance Sheet	$146	$2,271	$2,273	$119,795	$(3,236)	$—	$121,249

(1)	Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.

(3)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (2) above.

Ambac records estimated subrogation recoveries for breaches of representations and warranties (R&W) by sponsors of certain RMBS transactions. Prior to the June 30, 2014 reporting period, Ambac utilized the Adverse and Random Sample approaches to estimate R&W subrogation recoveries for certain RMBS transactions. For a discussion of these subrogation recovery approaches, see Note 2, Basis Of Presentation And Significant Accounting Policies, in Part II, Item 8 “Financial Statements and Supplementary Data” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2013. Beginning with the June 30, 2014 reporting period, as a result of gaining further access to loan files, we utilized the Random Sample approach for all transactions which were previously evaluated using the Adverse Sample approach.
Ambac has recorded RMBS subrogation recoveries of $2,284,424 ($2,258,051 net of reinsurance) and $2,206,598 ($2,183,652 net of reinsurance) at June 30, 2014 and December 31, 2013, respectively. The balance of RMBS subrogation recoveries and the related claim liabilities, by estimation approach, at June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014
	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2) (3)	Gross loss reserves after subrogation recoveries
Approach
Random samples (4)	$2,736,871	$(2,284,424)	$452,447
Totals	$2,736,871	$(2,284,424)	$452,447

	December 31, 2013
	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2) (3)	Gross loss reserves after subrogation recoveries
Approach
Adverse samples	$2,084,911	$(1,252,773)	$832,138
Random samples (4)	1,078,861	(953,825)	125,036
Totals	$3,163,772	$(2,206,598)	$957,174

(1)	Includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

(2)
The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid and unpaid losses plus the present value of expected cash flows for each policy. To the extent losses have been paid but not yet fully recovered, the recorded amount of RMBS subrogation recoveries may exceed the sum of the unpaid claims and the present value of expected cash flows for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than the sum of unpaid claims and the present value of expected cash flows, the net cash outflow for these policies is recorded as a “Loss and loss expense reserves” liability.

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

(4)
From time to time R&W subrogation may include estimates of potential sponsor settlements that are currently in negotiation but have not been subject to a sampling approach. However, such estimates are not material to Ambac’s financial results and therefore are included in the Random Sample section of this table.

Below is the rollforward of RMBS subrogation, by estimation approach, for the affected periods:

	Random sample	Adverse sample	Total
Successor Ambac:
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2014	$953,825	$1,252,773	$2,206,598
Changes recognized in 2014:
Additional transactions reviewed	24,510	—	24,510
Changes in estimation approach (1)	1,341,917	(1,218,681)	123,236
Impact of Sponsor Actions (2)	(90,000)	—	(90,000)
All other changes (3)	54,172	(34,092)	20,080
Discounted RMBS subrogation (gross of reinsurance) at June 30, 2014	$2,284,424	$—	$2,284,424

	Random sample	Adverse sample	Total
Successor Ambac:
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at May 1, 2013	$1,004,252	$1,478,666	$2,482,918
Changes recognized through June 30, 2013:
Additional transactions reviewed	—	—	—
Changes in estimation approach (1)	—	—	—
Impact of Sponsor Actions (2)	(2,489)	—	(2,489)
All other changes (3)	(43,158)	(42,338)	(85,496)
Discounted RMBS subrogation (gross of reinsurance) at June 30, 2013	$958,605	$1,436,328	$2,394,933

	Random sample	Adverse sample	Total
Predecessor Ambac
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2013	$1,080,408	$1,442,817	$2,523,225
Changes recognized through April 30, 2013:
Additional transactions reviewed	—	—	—
Changes in estimation approach (1)	—	—	—
Impact of sponsor actions (2)	(54,195)	—	(54,195)
All other changes (3)	(21,961)	35,849	13,888
Discounted RMBS subrogation (gross of reinsurance) at April 30, 2013	$1,004,252	$1,478,666	$2,482,918

(1)
Represents estimated subrogation for those transactions previously evaluated using the Adverse Sample approach, which are evaluated using a Random Sample approach beginning June 30, 2014. The amounts shown in the Random and Adverse Sample columns are different as a result of the differences in estimation approaches.

(2)	Sponsor actions include loan repurchases, direct payments to Ambac, and other contributions from sponsors.

(3)
All other changes which may impact RMBS subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor, and/or the projected timing of recoveries. All other changes may also include estimates of potential sponsor settlements that are currently in negotiation but have not been subject to a sampling approach. However, such estimates are not material to Ambac’s financial results and therefore are included in the Random Sample column of this table.

Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income for Successor Ambac. For the three months and six months ended June 30, 2014 the insurance intangible amortization expense was $36,256 and $67,970, respectively. For the two months ending June 30, 2013 the insurance intangible amortization expense was $24,952. As of June 30, 2014 and December 31, 2013, the insurance intangible asset was $1,549,384 and $1,597,965, respectively. The June 30, 2014 and December 31, 2013 insurance intangible asset is net of accumulated amortization of $169,372 and $100,767, respectively.
The estimated future amortization expense for the insurance intangible asset is as follows:

2014	$66,545
2015	121,914
2016	110,968
2017	102,293
2018	95,522
Thereafter	1,052,142

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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2014 and December 31, 2013, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Successor Ambac
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
June 30, 2014
Financial assets:
Fixed income securities:
Municipal obligations	$981,082	$981,082	$—	$981,082	$—
Corporate obligations	1,891,834	1,891,834	—	1,888,083	3,751
Foreign obligations	144,125	144,125	—	144,125	—
U.S. government obligations	77,584	77,584	77,584	—	—
U.S. agency obligations	30,191	30,191	—	30,191	—
Residential mortgage-backed securities	1,853,409	1,853,409	—	1,853,409	—
Collateralized debt obligations	144,376	144,376	—	144,376	—
Other asset-backed securities	977,830	977,830	—	915,229	62,601
Fixed income securities, pledged as collateral:
U.S. government obligations	65,029	65,029	65,029	—	—
Short term investments	344,187	344,187	341,647	2,540	—
Other investments	256,455	256,455	—	256,355	100
Cash and cash equivalents	74,461	74,461	73,204	1,257	—
Loans	6,349	6,349	—	—	6,349
Derivative assets:
Credit derivatives	319	319	—	—	319
Interest rate swaps—asset position	89,361	89,361	—	89,361	—
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	—	—	—	—	—
Other assets	12,782	12,782	—	—	12,782
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,688,388	2,688,388	—	—	2,688,388
Restricted cash	7,712	7,712	7,712	—	—
Loans	13,743,231	13,743,231	—	—	13,743,231
Total financial assets	$23,388,705	$23,388,705	$565,176	$6,306,008	$16,517,521
Financial liabilities:
Obligations under investment agreements	$169,582	$171,999	$—	$—	$171,999
Long term debt, including accrued interest	1,319,997	1,506,391	—	—	1,506,391
Derivative liabilities:
Credit derivatives	89,970	89,970	—	—	89,970
Interest rate swaps—asset position	(51,322)	(51,322)	—	(51,322)	—
Interest rate swaps—liability position	303,317	303,317	—	174,307	129,010
Futures contracts	180	180	180	—	—
Other contracts	128	128	—	128	—
Liabilities for net financial guarantees written (1)	4,600,794	7,078,178	—	—	7,078,178
Variable interest entity liabilities:
Long-term debt	14,450,434	14,450,434	—	13,075,385	1,375,049
Derivative liabilities:
Interest rate swaps—liability position	1,840,399	1,840,399	—	1,840,399	—
Currency swaps—liability position	87,061	87,061	—	87,061	—
Total financial liabilities	$22,810,540	$25,476,735	$180	$15,125,958	$10,350,597

(1)
The carrying value of net financial guarantees written includes the following balance sheet items: Premium receivables; Reinsurance recoverable on paid and unpaid losses; Deferred ceded premium; Subrogation recoverable; Insurance intangible asset; Unearned premiums; Loss and loss expense reserves; Ceded premiums payable, premiums taxes payable and other deferred fees recorded in Other liabilities.

	Successor Ambac
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2013
Financial assets:
Fixed income securities:
Municipal obligations	$1,377,723	$1,377,723	$—	$1,377,723	$—
Corporate obligations	1,489,369	1,489,369	—	1,485,867	3,502
Foreign obligations	124,877	124,877	—	124,877	—
U.S. government obligations	126,248	126,248	126,248	—	—
U.S. agency obligations	32,154	32,154	—	31,946	208
Residential mortgage-backed securities	1,558,625	1,558,625	—	1,558,625	—
Collateralized debt obligations	183,872	183,872	—	183,872	—
Other asset-backed securities	992,448	992,448	—	928,375	64,073
Fixed income securities, pledged as collateral:
U.S. government obligations	126,223	126,223	126,223	—	—
Short term investments	271,119	271,119	267,612	3,507	—
Other investments	241,069	241,069	—	240,969	100
Cash and cash equivalents	77,370	77,370	74,425	2,945	—
Loans	6,179	6,238	—	—	6,238
Derivative assets:
Interest rate swaps—asset position	76,631	76,631	—	76,631	—
Interest rate swaps—liability position	(1,257)	(1,257)	—	(1,257)	—
Futures contracts	2,337	2,337	2,337	—	—
Other assets	13,384	13,384	—	—	13,384
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,475,182	2,475,182	—	—	2,475,182
Restricted cash	17,498	17,498	17,498	—	—
Loans	13,398,895	13,398,895	—	—	13,398,895
Total financial assets	$22,589,946	$22,590,005	$614,343	$6,014,080	$15,961,582
Financial liabilities:
Obligations under investment agreements	$359,070	$360,506	$—	$—	$360,506
Long term debt, including accrued interest	1,256,602	1,215,029	—	—	1,215,029
Derivative liabilities:
Credit derivatives	94,322	94,322	—	—	94,322
Interest rate swaps—asset position	(55,619)	(55,619)	—	(55,619)	—
Interest rate swaps—liability position	215,030	215,030	—	122,418	92,612
Other contracts	165	165	—	165	—
Liabilities for net financial guarantees written (1)	4,509,539	4,876,617	—	—	4,876,617
Variable interest entity liabilities:
Long-term debt	14,091,753	14,091,753	—	12,577,148	1,514,605
Derivative liabilities:
Interest rate swaps—liability position	1,680,834	1,680,834	—	1,680,834	—
Currency swaps—liability position	91,472	91,472	—	91,472	—
Total financial liabilities	$22,243,168	$22,570,109	$—	$14,416,418	$8,153,691

(1)
The carrying value of net financial guarantees written includes the following balance sheet items: Premium receivables; Reinsurance recoverable on paid and unpaid losses; Deferred ceded premium; Subrogation recoverable; Insurance intangible asset; Unearned premiums; Loss and loss expense reserves; Ceded premiums payable, premiums taxes payable and other deferred fees recorded in Other liabilities.

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
Fixed Income Securities:
The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At June 30, 2014, approximately 9%, 90%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2013, approximately 11%, 88%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.

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
Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $3,751 and $3,502 at June 30, 2014 and December 31, 2013, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at June 30, 2014 and December 31, 2013 include the following weighted averages:
June 30, 2014
a.Coupon rate: 0.345%
b.Maturity: 19.64 years
c.Yield: 5.30%
December 31, 2013
a.Coupon rate: 0.345%
b.Maturity: 20.14 years
c.Yield: 6.30%
U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration.  The fair value of such securities classified as Level 3 was $0 and $208 at June 30, 2014 and December 31, 2013, respectively. Valuation of these assets was classified as Level 2 as of June 30, 2014. At December 31, 2013, fair value of these assets was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at December 31, 2013 include the following weighted averages:
December 31, 2013
a.Coupon rate: 6.98%
b.Maturity: 1.37 years
c.Yield: 0.39%
Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. The fair value of such securities classified as Level 3 was $62,601 and $64,073 at June 30, 2014 and December 31, 2013, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at June 30, 2014 and December 31, 2013 include the following weighted averages:
June 30, 2014
a.Coupon rate: 0.63%
b.Maturity: 6.84 years
c.Yield: 4.72%
December 31, 2013
a.Coupon rate: 0.64%
b.Maturity: 7.15 years
c.Yield: 5.17%

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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of credit derivative liabilities was reduced by $16,141 and $38,966 at June 30, 2014 and December 31, 2013, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $43,915 and $48,425 at June 30, 2014 and December 31, 2013, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations.
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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 74% of CDS gross par outstanding and 63% of the CDS derivative liability as of June 30, 2014.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 26% of CDS gross par outstanding and 37% of the CDS derivative liability as of June 30, 2014.
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
Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the current cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at Libor compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at Libor, was 15.3% and 29.2% as of June 30, 2014 and December 31, 2013, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).
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
The net notional outstanding of Ambac’s CDS contracts were $2,202,760 and $2,776,103 at June 30, 2014 and December 31, 2013, respectively. Credit derivative liabilities at June 30, 2014 and December 31, 2013 had a combined net fair value of $89,651 and $94,322, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of June 30, 2014 and December 31, 2013 is summarized below:

Successor Ambac - As of June 30, 2014	CLOs	Other (1)
Notional outstanding	$841,744	$1,273,684
Weighted average reference obligation price	98.7	87.9
Weighted average life (WAL) in years	1.9	5.0
Weighted average credit rating	AA	BBB-
Weighted average relative change ratio	35.6%	43.5%
CVA percentage	6.05%	15.80%
Fair value of derivative liabilities	$3,811	$84,359

Successor Ambac - As of December 31, 2013	CLOs	Other (1)
Notional outstanding	$1,337,737	$1,291,371
Weighted average reference obligation price	98.0	85.7
Weighted average life (WAL) in years	2.1	5.4
Weighted average credit rating	AA	BBB-
Weighted average relative change ratio	35.3%	43.1%
CVA percentage	13.67%	30.70%
Fair value of derivative liabilities	$7,993	$84,780

(1)
Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $58,801, WAL of 1.7 years and liability fair value of $1,800 as of June 30, 2014. Other inputs to the valuation of these transactions at June 30, 2014 include weighted average quotes of 4% of notional, weighted average rating of A and Ambac CVA percentage of 3.58%. As of December 31, 2013, these contracts had a combined notional outstanding of $146,995, WAL of 1.0 years and liability fair value of $1,549. Other inputs to the valuation of these transactions at December 31, 2013 include weighted average quotes of 1% of notional, weighted average rating of A+ and Ambac CVA percentage of 8.7%.

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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, net cash flows for each policy included: (i) installment premium receipts, (ii) estimated future gross claims, (iii) subrogation receipts, and (iv) unpaid claims on claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts. For ceded reinsurance contracts, net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each individual direct, assumed, and ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees and current inactive state of the industry there is a lack of observable market information to make this estimate. A profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The profit margin was 17% and 17% as of June 30, 2014 and December 31, 2013, respectively. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
This methodology is based on management’s expectations of how a market participant would estimate net cash flows. We are aware of a number of factors that may cause such fair or exit value to differ, perhaps materially. For example, (i) since no financial guarantor with Ambac’s credit quality is writing new financial guarantee business we do not have access to observable pricing data points; (ii) although the fair value accounting guidance for liabilities requires a company to consider the cost to completely transfer its obligation to another party of comparable credit worthiness, our primary insurance obligation is irrevocable and thus there is no established active market for transferring such obligations; and (iii) certain segments of Ambac's financial guarantees have been allocated to the Segregated Account and timing of the payments of such liabilities are at the sole discretion of the Rehabilitator.
Long-term Debt:
The fair value of surplus notes issued by Ambac Assurance and the Segregated Account and classified as long-term debt is internally estimated considering market transactions when available and internally developed discounted cash flow models.
Other Financial Assets and Liabilities:
The fair values of Ambac’s equity interest in Ambac sponsored special purpose entities (included in Other assets), Loans, and Obligations under investment agreements are estimated based upon internal valuation models that discount expected cash flows using discount rates consistent with the credit quality of the obligor after considering collateralization.
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
European ABS transactions: The fair value of such obligations classified as Level 3 was $1,174,756 and $1,329,985 at June 30, 2014 and December 31, 2013, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization entity. Significant inputs for the valuation at June 30, 2014 and December 31, 2013 include the following weighted averages:
June 30, 2014
a.Coupon rate: 0.56%
b.Maturity: 20.92 years
c.Yield: 9.31%
December 31, 2013
a.Coupon rate: 0.72%
b.Maturity: 17.86 years
c.Yield: 8.02%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $200,293 and $184,620 at June 30, 2014 and December 31, 2013, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at June 30, 2014 and December 31, 2013 include the following weighted averages:

June 30, 2014
a.Coupon rate: 5.88%
b.Maturity: 15.96 years
c.Yield: 7.26%
December 31, 2013
a.Coupon rate: 6.11%
b.Maturity: 6.83 years
c.Yield: 11.95%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at June 30, 2014 and December 31, 2013 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 4.6% and 5.1% at June 30, 2014 and December 31, 2013, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
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

Level-3 financial assets and liabilities accounted for at fair value

				VIE Assets and Liabilities
Successor Ambac - Period from April 1 through June 30, 2014	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$66,923	$13,122	$(202,482)	$2,546,762	$13,269,452	$(1,284,394)	$14,409,383
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	422	(340)	(25,959)	74,317	204,722	(61,028)	192,134
Included in other comprehensive income	(124)	—	—	67,309	328,415	(29,627)	365,973
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(869)	—	9,780	—	(59,358)	—	(50,447)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$66,352	$12,782	$(218,661)	$2,688,388	$13,743,231	$(1,375,049)	$14,917,043
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(340)	$(27,284)	$74,317	$204,722	$(61,028)	$190,387

				VIE Assets and Liabilities
Successor Ambac - Period from January 1 through June 30, 2014	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$67,783	$13,384	$(186,934)	$2,475,182	$13,398,895	$(1,514,605)	$14,253,705
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	841	(602)	(40,208)	130,062	526,569	(251,990)	364,672
Included in other comprehensive income	(341)	—	—	83,144	408,217	(38,248)	452,772
Purchases	—	—	—	—	70,000	—	70,000
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1,723)	—	8,481	—	(660,450)	429,794	(223,898)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(208)	—	—	—	—	—	(208)
Balance, end of period	$66,352	$12,782	$(218,661)	$2,688,388	$13,743,231	$(1,375,049)	$14,917,043
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(602)	$(42,315)	$130,062	$521,436	$(248,852)	$359,729

				VIE Assets and Liabilities
Successor Ambac - Period from May 1 through June 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359
Additions of VIEs consolidated	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	395	(177)	70,127	(208,998)	(586,641)	4,347	(720,947)
Included in other comprehensive income	63	—	—	(48,578)	(282,421)	28,214	(302,722)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1,298)	—	4,570	—	(62,113)	—	(58,841)
Transfers in Level 3	—	—	—	—	—	(220,922)	(220,922)
Transfers out of Level 3	—	—	—	—	—	365,046	365,046
Balance, end of period	$68,572	$13,884	$(340,663)	$2,242,989	$13,820,878	$(1,573,687)	$14,231,973
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(177)	$32,525	$(208,998)	$(586,641)	$4,347	$(758,944)

				VIE Assets and Liabilities
Predecessor Ambac - Period from April 1 through April 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$57,791	$14,230	$(328,689)	$2,414,607	$14,116,811	$(1,910,589)	$14,364,161
Additions of VIEs consolidated	—	—	—	—	—	(409,300)	(409,300)
Total gains/(losses) realized and unrealized:
Included in earnings	(10)	(169)	(85,384)	31,474	555,946	(11,521)	490,336
Included in other comprehensive income	11,631	—	—	54,484	105,622	(42,918)	128,819
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	—	—	(1,287)	—	(26,326)	—	(27,613)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	623,956	623,956
Balance, end of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(169)	$(86,320)	$31,474	$555,946	$(11,521)	$489,410

				VIE Assets and Liabilities
Predecessor Ambac – Period from January 1 through April 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$60,402	$14,557	$(322,337)	$2,261,294	$15,359,073	$(2,956,501)	$14,416,488
Additions of VIEs consolidated	—	—	—	—	—	(409,300)	(409,300)
Total gains/(losses) realized and unrealized:
Included in earnings	(33)	(496)	(88,546)	328,768	956,402	(138,914)	1,057,181
Included in other comprehensive income	12,329	—	—	(89,497)	(849,833)	150,987	(776,014)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(3,286)	—	(4,477)	—	(713,589)	4,864	(716,488)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	1,598,492	1,598,492
Balance, end of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(496)	$(92,002)	$328,768	$956,402	$(138,914)	$1,053,758
The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.
Level-3 Investments by class

Successor Ambac - Period from April 1 through June 30, 2014	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$—	$63,367	$3,556	$—	$66,923
Total gains/(losses) realized and unrealized:
Included in earnings	—	446	(24)	—	422
Included in other comprehensive income	—	(343)	219	—	(124)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(869)	—	—	(869)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$—	$62,601	$3,751	$—	$66,352
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Successor Ambac - Period from January 1 through June 30, 2014	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$—	$64,073	$3,502	$208	$67,783
Total gains/(losses) realized and unrealized:
Included in earnings	—	889	(48)	—	841
Included in other comprehensive income	—	(638)	297	—	(341)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(1,723)	—	—	(1,723)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—		(208)	(208)
Balance, end of period	$—	$62,601	$3,751	$—	$66,352
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Successor Ambac - Period from May 1 through June 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$3,949	$61,782	$3,681	$—	$69,412
Total gains/(losses) realized and unrealized:
Included in earnings	18	392	(15)	—	395
Included in other comprehensive income	(11)	319	(245)	—	63
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(541)	(757)	—	—	(1,298)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$3,415	$61,736	$3,421	$—	$68,572
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Predecessor Ambac - Period from April 1 through April 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$3,905	$50,234	$3,652	$—	$57,791
Total gains/(losses) realized and unrealized:
Included in earnings	(3)	—	(7)	—	(10)
Included in other comprehensive income	47	11,548	36	—	11,631
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$3,949	$61,782	$3,681	$—	$69,412
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Predecessor Ambac - Period from January 1 through April 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$6,482	$50,264	$3,656	$—	$60,402
Total gains/(losses) realized and unrealized:
Included in earnings	(6)	—	(27)	—	(33)
Included in other comprehensive income	160	12,117	52	—	12,329
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,687)	(599)	—	—	(3,286)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$3,949	$61,782	$3,681	$—	$69,412
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level-3 Derivatives by class

Successor Ambac - Period from April 1 through June 30, 2014	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(114,767)	$(87,715)	$(202,482)
Additions of VIEs consolidated	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(24,740)	(1,219)	(25,959)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	10,497	(717)	9,780
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Deconsolidation of VIEs	—	—	—
Balance, end of period	$(129,010)	$(89,651)	$(218,661)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(24,740)	$(2,544)	$(27,284)

Successor Ambac - Period ended January 1 through June 30, 2014	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(92,612)	$(94,322)	$(186,934)
Additions of VIEs consolidated	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(46,371)	6,163	(40,208)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	9,973	(1,492)	8,481
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Deconsolidation of VIEs	—	—	—
Balance, end of period	$(129,010)	$(89,651)	$(218,661)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(46,371)	$4,056	$(42,315)

Successor Ambac – Period from May 1 through June 30, 2013	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(137,947)	$(277,413)	$(415,360)
Additions of VIEs consolidated	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	18,907	51,220	70,127
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	10,644	(6,074)	4,570
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Deconsolidation of VIEs	—	—	—
Balance, end of period	$(108,396)	$(232,267)	$(340,663)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$18,907	$13,618	$32,525

Predecessor Ambac – Period from April 1 through April 30, 2013	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(125,382)	$(203,307)	$(328,689)
Additions of VIEs consolidated	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(12,213)	(73,171)	(85,384)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(352)	(935)	(1,287)
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Deconsolidation of VIEs	—	—	—
Balance, end of period	$(137,947)	$(277,413)	$(415,360)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(12,213)	$(74,107)	$(86,320)

Predecessor Ambac – Period from January 1 through April 30, 2013	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(108,752)	$(213,585)	$(322,337)
Additions of VIEs consolidated	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(28,162)	(60,384)	(88,546)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(1,033)	(3,444)	(4,477)
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Deconsolidation of VIEs	—	—	—
Balance, end of period	$(137,947)	$(277,413)	$(415,360)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(28,162)	$(63,840)	$(92,002)
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

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	(Loss) income on variable interest entities	Other income or (loss)
Successor Ambac:
Period from April 1 through June 30, 2014
Total gains or losses included in earnings for the period	$422	$717	$(1,936)	$(24,740)	$218,011	$(340)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(2,544)	(24,740)	218,011	(340)
Successor Ambac:
Period from January 1 through June 30, 2014
Total gains or losses included in earnings for the period	$841	$1,492	$4,671	$(46,371)	$404,641	$(602)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	4,056	(46,371)	402,646	(602)
Successor Ambac:
Period from May 1 through June 30, 2013
Total gains or losses included in earnings for the period	$395	$6,074	$45,146	$18,907	$(791,292)	$(177)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	13,618	18,907	(791,292)	(177)
Predecessor Ambac:
Period from April 1 through April 30, 2013
Total gains or losses included in earnings for the period	$(10)	$935	$(74,106)	$(12,213)	$575,899	$(169)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(74,107)	(12,213)	575,899	(169)
Predecessor Ambac:
Period from January 1 through April 30, 2013
Total gains or losses included in earnings for the period	$(33)	$3,444	$(63,828)	$(28,162)	$1,146,256	$(496)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(63,840)	(28,162)	1,146,256	(496)
==

8. INVESTMENTS
Ambac’s invested assets are primarily comprised of fixed income securities classified as available-for-sale and equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities.
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments (1)
Successor Ambac - June 30, 2014
Fixed income securities:
Municipal obligations	$969,764	$19,268	$7,950	$981,082	$—
Corporate obligations	1,879,233	20,139	7,538	1,891,834	—
Foreign obligations	148,791	532	5,198	144,125	—
U.S. government obligations	79,402	59	1,877	77,584	—
U.S. agency obligations	30,210	22	41	30,191	—
Residential mortgage-backed securities	1,686,675	174,110	7,376	1,853,409	1,931
Collateralized debt obligations	144,386	319	329	144,376	—
Other asset-backed securities	929,997	47,865	32	977,830	—
	5,868,458	262,314	30,341	6,100,431	1,931
Short-term	344,187	1	1	344,187	—
	6,212,645	262,315	30,342	6,444,618	1,931
Fixed income securities pledged as collateral:
U.S. government obligations	65,027	2	—	65,029	—
Total collateralized investments	65,027	2	—	65,029	—
Total available-for-sale investments	$6,277,672	$262,317	$30,342	$6,509,647	$1,931
Successor Ambac - December 31, 2013
Fixed income securities:
Municipal obligations	$1,405,293	$857	$28,427	$1,377,723	$—
Corporate obligations	1,508,377	4,886	23,894	1,489,369	—
Foreign obligations	131,709	69	6,901	124,877	—
U.S. government obligations	128,415	9	2,176	126,248	—
U.S. agency obligations	32,214	10	70	32,154	—
Residential mortgage-backed securities	1,516,877	59,853	18,105	1,558,625	852
Collateralized debt obligations	184,118	217	463	183,872	—
Other asset-backed securities	1,020,251	8,795	36,598	992,448	—
	5,927,254	74,696	116,634	5,885,316	852
Short-term	271,118	1	—	271,119	—
	6,198,372	74,697	116,634	6,156,435	852
Fixed income securities pledged as collateral:
U.S. government obligations	126,196	27	—	126,223	—
Total collateralized investments	126,196	27	—	126,223	—
Total available-for-sale investments	$6,324,568	$74,724	$116,634	$6,282,658	$852

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of June 30, 2014 and December 31, 2013.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2014, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$572,605	$572,407
Due after one year through five years	1,181,838	1,185,501
Due after five years through ten years	1,322,550	1,327,073
Due after ten years	439,621	449,051
	3,516,614	3,534,032
Residential mortgage-backed securities	1,686,675	1,853,409
Collateralized debt obligations	144,386	144,376
Other asset-backed securities	929,997	977,830
	$6,277,672	$6,509,647
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Successor Ambac - June 30, 2014
Fixed income securities:
Municipal obligations	$49,581	$200	$205,645	$7,750	$255,226	$7,950
Corporate obligations	213,064	1,655	243,059	5,883	456,123	7,538
Foreign government obligations	50,394	1,284	61,621	3,914	112,015	5,198
U.S. government obligations	15,325	824	15,737	1,053	31,062	1,877
U.S. agency obligations	—	—	4,460	41	4,460	41
Residential mortgage-backed securities	167,511	7,186	10,130	190	177,641	7,376
Collateralized debt obligations	10,055	329	—	—	10,055	329
Other asset-backed securities	32,969	32	—	—	32,969	32
	538,899	11,510	540,652	18,831	1,079,551	30,341
Short-term	4,009	1	—	—	4,009	1
Total temporarily impaired securities	$542,908	$11,511	$540,652	$18,831	$1,083,560	$30,342

	Less Than 12 Months (1)
	Fair Value	Gross Unrealized Loss
Successor Ambac - December 31, 2013
Fixed income securities:
Municipal obligations	$437,683	$28,427
Corporate obligations	877,356	23,894
Foreign government obligations	117,905	6,901
U.S. government obligations	70,044	2,176
U.S. agency obligations	5,834	70
Residential mortgage-backed securities	644,502	18,105
Collateralized debt obligations	137,685	463
Other asset-backed securities	629,957	36,598
	2,920,966	116,634
Short-term	—	—
Total temporarily impaired securities	$2,920,966	$116,634

(1)
As a result of the implementation of Fresh Start, amortized cost for available for sale securities were set to equal fair value on April 30, 2013. Accordingly, as of December 31, 2013 Successor Ambac did not have any gross unrealized losses that were in a continuous unrealized loss position for greater than 12 months.

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of June 30, 2014 and December 31, 2013 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of June 30, 2014, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at June 30, 2014, $279,145 of the total fair value and $9,109 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2013, $826,969 of the total fair value and $36,946 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments. Ambac estimates the timing of such claim payment receipts but the actual timing of such amounts are at the sole discretion of the Rehabilitator. Refer to Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information relating to the amended Segregated Account Rehabilitation Plan, increases to the percentage of permitted policy claims to be paid from 25% to 45%, and the making of certain payments on Deferred Amounts, together with interest thereon, as well as early redemptions of a portion of outstanding surplus notes (including accrued and unpaid interest thereon). Our evaluation of other-than-temporary impairments as of June 30, 2014, particularly with respect to Ambac's ability to hold securities that are in an unrealized loss position, considered the impact of increased cash outflow that would result in 2014 from the increased claim payment percentage, payment on Deferred Amounts and surplus note redemptions. Declines in the fair value of investment securities or changes in management's intent to sell securities to fund these increased cash payments could result in future recognition of other-than-temporary impairments. Additionally, further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Ambac-wrapped securities and future recognition of other-than-temporary impairments.
Municipal and corporate obligations
The gross unrealized losses on municipal and corporate obligations as of June 30, 2014 are primarily the result of the increase in interest rates since April 30, 2013. These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $7,376 of unrealized losses on residential mortgage-backed securities, $5,521 is attributable to Ambac-wrapped securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since April 30, 2013. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at June 30, 2014 on these transactions.

Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the affected periods:

	Successor Ambac –		Predecessor Ambac –
	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Gross realized gains on securities	$10,120	$16,612	$5,870
Gross realized losses on securities	(2,742)	(1,592)	(2)
Foreign exchange losses	(4,311)	3,452	1,377
Net realized gains	$3,067	$18,472	$7,245
Net other-than-temporary impairments (1)	$(8,754)	$(2,002)	$(467)

	Successor Ambac –		Predecessor Ambac –
	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Gross realized gains on securities	$29,697	$16,612	$47,448
Gross realized losses on securities	(3,871)	(1,592)	(320)
Foreign exchange (losses) gains	(6,470)	3,452	6,177
Net realized gains	$19,356	$18,472	$53,305
Net other-than-temporary impairments (1)	$(19,146)	$(2,002)	$(467)

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
Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Such changes in estimated claim payments on Ambac-wrapped securities contributed to net other-than-temporary impairments for the periods presented in the table above. Further changes to the timing of estimated claim payments could result in additional other-than-temporary impairment charges in the future. Successor Ambac’s net other-than-temporary impairments relate to adverse changes in projected cash flows on certain Ambac-wrapped securities as well as the company’s intent to sell certain securities that were in an unrealized loss position as of June 30, 2014. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold additional securities, which could result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of June 30, 2014 and 2013 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Credit Impairment
Successor Ambac:
Balance as of January 1, 2014	$1,182
Additions for credit impairments recognized on:
Securities not previously impaired	9,696
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—
Securities that no longer have a portion of other-than-temporary impairment in other comprehensive income because of Ambac's intent to sell such securities	—
Balance as of June 30, 2014	$10,878
Predecessor Ambac:
Balance as of January 1, 2013	$183,300
Additions for credit impairments recognized on:
Securities not previously impaired	467
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(183,767)
Balance as of April 30, 2013	$—
Successor Ambac:
Balance as of May 1, 2013	$—
Additions for credit impairments recognized on:
Securities not previously impaired	2,002
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—
Balance as of June 30, 2013	$2,002

 Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)
Cash and securities held in Ambac’s investment portfolio—Ambac pledges assets it holds in its investment portfolio to investment agreement and derivative counterparties. Securities pledged to investment agreement counterparties may not then be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

(2)
Cash and securities pledged to Ambac under derivative agreements—Ambac may re-pledge securities it holds from certain derivative counterparties to other derivative counterparties in accordance with its rights and obligations under those agreements.

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at June 30, 2014 and December 31, 2013:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
Successor Ambac - June 30, 2014
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$328,258	$168,171	$160,087
Cash and securities pledged from derivative counterparties	$—	$—	$—
Successor Ambac - December 31, 2013
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$500,986	$371,723	$129,263
Cash and securities pledged from derivative counterparties	$690	$—	$—
Securities carried at $6,800 and $6,799 at June 30, 2014 and December 31, 2013, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $278,317 and $240,150 at June 30, 2014 and December 31, 2013, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3, Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2014 and December 31, 2013, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating (1)
Successor Ambac - June 30, 2014:
Ambac Assurance Corporation (2)	$68,194	$—	$2,173,188	$—	$2,241,382	CCC-
Assured Guaranty Municipal Corporation	291,532	78,492	—	—	370,024	A+
National Public Finance Guarantee Corporation	255,505	37,801	—	—	293,306	A+
MBIA Insurance Corporation	—	—	—	—	—
Assured Guaranty Corporation	—	—	2,686	—	2,686	D
Financial Guarantee Insurance Corporation	—	—	2,334	—	2,334	D
Total	$615,231	$116,293	$2,178,208	$—	$2,909,732	B
Successor Ambac - December 31, 2013:
Ambac Assurance Corporation (2)	$64,596	$—	$1,747,283	$—	$1,811,879	CCC+
Assured Guaranty Municipal Corporation	372,392	77,163	—	—	449,555	A+
National Public Finance Guarantee Corporation	532,752	37,642	—	—	570,394	A+
MBIA Insurance Corporation	—	17,444	—	—	17,444	BBB-
Assured Guaranty Corporation	—	—	2,917	—	2,917	D
Financial Guarantee Insurance Corporation	—	—	2,869	—	2,869	D
Total	$969,740	$132,249	$1,753,069	$—	$2,855,058	BB-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $51,395 and $50,953 at June 30, 2014 and December 31, 2013, respectively, insured by Ambac UK.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Successor Ambac –		Predecessor Ambac –
	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Fixed income securities	$78,554	$30,431	$31,766
Short-term investments	865	162	82
Loans	175	84	38
Investment expense	(2,712)	(1,466)	(572)
Securities available-for-sale and short-term	76,882	29,211	31,314
Other investments	3,211	(3,015)	912
Total net investment income	$80,093	$26,196	$32,226

	Successor Ambac –		Predecessor Ambac –
	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Fixed income securities	$149,539	$30,431	$118,097
Short-term investments	1,168	162	677
Loans	292	84	146
Investment expense	(5,310)	(1,466)	(2,549)
Securities available-for-sale and short-term	145,689	29,211	116,371
Other investments	5,205	(3,015)	369
Total net investment income	$150,894	$26,196	$116,740

Net investment income from Other investments represents changes in fair value on securities classified as trading or under the fair value option. Successor Ambac gains for the three and six months ended June 30, 2014 on securities still held at June 30, 2014 was $3,211 and $5,636, respectively. Successor Ambac losses for the two months ended June 30, 2013 on securities still held at the reporting date was ($3,015). Predecessor Ambac gains for the one month ended April 30, 2013 and the four months ended April 30, 2013 on securities still held at June 30, 2013 were $912 and $369, respectively.

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Successor Ambac—June 30, 2014:
Derivative Assets:
Credit derivatives	$319	$—	$319	$—	$319
Interest rate swaps	$140,683	$51,322	$89,361	$—	$89,361
Futures contracts	—	—	—	—	—
Total non-VIE derivative assets	$141,002	$51,322	$89,680	$—	$89,680
Derivative Liabilities:
Credit derivatives	$89,970	$—	$89,970	$—	$89,970
Interest rate swaps	303,317	51,322	251,995	102,977	149,018
Futures contracts	180	—	180	180	—
Other contracts	128	—	128	—	128
Total non-VIE derivative liabilities	$393,595	$51,322	$342,273	$103,157	$239,116
Variable Interest Entities
Interest rate swaps	$1,840,399	$—	$1,840,399	$—	$1,840,399
Currency swaps	87,061	—	87,061	—	87,061
Total VIE derivative liabilities	$1,927,460	$—	$1,927,460	$—	$1,927,460

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Successor Ambac—December 31, 2013:
Derivative Assets:
Interest rate swaps	$132,250	$56,876	$75,374	$—	$75,374
Futures contracts	2,337	—	2,337	690	1,647
Total non-VIE derivative assets	$134,587	$56,876	$77,711	$690	$77,021
Derivative Liabilities:
Credit derivatives	$94,322	$—	$94,322	$—	$94,322
Interest rate swaps	216,287	56,876	159,411	42,555	116,856
Other contracts	165	—	165	—	165
Total non-VIE derivative liabilities	$310,774	$56,876	$253,898	$42,555	$211,343
Variable Interest Entities
Interest rate swaps	$1,680,834	$—	$1,680,834	$—	$1,680,834
Currency swaps	91,472	—	91,472	—	91,472
Total VIE derivative liabilities	$1,772,306	$—	$1,772,306	$—	$1,772,306

Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $95,058 and $3,040 as of June 30, 2014 and December 31, 2013, respectively. The amounts representing the obligation to return cash collateral recorded in “Other liabilities” were $0 and $690 as of June 30, 2014 and December 31, 2013.

		Successor Ambac		Predecessor Ambac
	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from April 1 through June 30, 2014	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from May 1 through June 30, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from April 1 through April 30, 2013
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$(1,219)	$51,220	$(73,171)
Financial Services derivatives products:
Interest rate swaps	Derivative products	(45,534)	74,169	(29,600)
Futures contracts	Derivative products	(2,477)	9,831	(3,588)
Other derivatives	Derivative products	26	(287)	22
Total Financial Services derivative products		(47,985)	83,713	(33,166)
Variable Interest Entities:
Currency swaps	(Loss) income on variable interest entities	(997)	(1,890)	(4,820)
Interest rate swaps	(Loss) income on variable interest entities	(81,773)	437,624	(103,072)
Total Variable Interest Entities		(82,770)	435,734	(107,892)
Total derivative contracts		$(131,974)	$570,667	$(214,229)

		Successor Ambac		Predecessor Ambac
	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from January 1 through June 30, 2014	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from May 1 through June 30, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from January 1 through April 30, 2013
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$6,163	$51,220	$(60,384)
Financial Services derivatives products:
Interest rate swaps	Derivative products	(97,394)	74,169	(30,622)
Futures contracts	Derivative products	(4,469)	9,831	(3,133)
Other derivatives	Derivative products	37	(287)	20
Total Financial Services derivative products		(101,826)	83,713	(33,735)
Variable Interest Entities:
Currency swaps	(Loss) income on variable interest entities	4,411	(1,890)	(116)
Interest rate swaps	(Loss) income on variable interest entities	(159,565)	437,624	(203,620)
Total Variable Interest Entities		(155,154)	435,734	(203,736)
Total derivative contracts		$(250,817)	$570,667	$(297,855)

Financial Guarantee Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at June 30, 2014 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of June 30, 2014 and December 31, 2013:

Successor Ambac—June 30, 2014

Ambac Rating	CLO	Other	Total
AAA	$—	$—	$—
AA	841,744	207,872	1,049,616
A	—	43,160	43,160
BBB (1)	—	827,450	827,450
Below investment grade (2)	—	282,534	282,534
	$841,744	$1,361,016	$2,202,760
Successor Ambac—December 31, 2013

Ambac Rating	CLO	Other	Total
AAA	$—	$24,034	$24,034
AA	1,209,071	203,025	1,412,096
A	128,666	107,251	235,917
BBB (1)	—	826,175	826,175
Below investment grade (2)	—	277,881	277,881
	$1,337,737	$1,438,366	$2,776,103

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

The tables below summarize information by major category as of June 30, 2014 and December 31, 2013:
Successor Ambac—June 30, 2014

	CLO	Other	Total
Number of CDS transactions	7	12	19
Remaining expected weighted-average life of obligations (in years)	1.9	4.9	3.7
Gross principal notional outstanding	$841,744	$1,361,016	$2,202,760
Net derivative liabilities at fair value	$3,811	$85,840	$89,651

Successor Ambac—December 31, 2013

	CLO	Other	Total
Number of CDS transactions	7	13	20
Remaining expected weighted-average life of obligations (in years)	2.1	5.0	3.6
Gross principal notional outstanding	$1,337,737	$1,438,366	$2,776,103
Net derivative liabilities at fair value	$7,993	$86,329	$94,322
The maximum potential amount of future payments under Ambac’s credit derivative contracts written on a “pay-as-you-go” basis is generally the gross principal notional outstanding amount included in the above table plus future interest payments payable by the derivative reference obligations. Since Ambac’s credit derivatives typically reference obligations of or assets held by special purpose entities that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 3, Special Purpose Entities, Including Variable Interest Entities.
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
Adversely classified credits are assigned risk classifications by the surveillance group. As of June 30, 2014, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $64,701 and gross notional principal outstanding of $282,534. As of December 31, 2013, there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $62,296 and total notional principal outstanding of $277,881.
Financial Services Derivative Products:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of June 30, 2014 and December 31, 2013 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	June 30, 2014	December 31, 2013
Interest rate swaps—receive-fixed/pay-variable	$688,900	$697,837
Interest rate swaps—pay-fixed/receive-variable	1,504,626	1,540,976
Interest rate swaps—basis swaps	71,705	146,705
Futures contracts	100,000	100,000
Other contracts	75,650	75,650
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of June 30, 2014 and December 31, 2013 are as follows:

	Notional
Type of VIE derivative	June 30, 2014	December 31, 2013
Interest rate swaps—receive-fixed/pay-variable	$1,877,383	$1,818,118
Interest rate swaps—pay-fixed/receive-variable	3,459,937	3,350,714
Currency swaps	795,429	770,319
Credit derivatives	20,063	20,130
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
As of June 30, 2014 and December 31, 2013, the net liability fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk was $66,214 and $42,555, respectively, related to which Ambac had posted assets as collateral with a fair value of $91,761 and $126,223, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on June 30, 2014, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

10. LONG-TERM INCENTIVE COMPENSATION
Employees, directors and consultants of Ambac may be eligible to participate in Ambac’s 2013 Incentive Compensation Plan (“2013 Plan”) subject to the discretion of the compensation committee of Ambac’s Board of Directors. The 2013 Plan provides for incentives and rewards that are valued or determined by reference to Ambac common stock as traded on the NASDAQ exchange. There are 4,000,000 shares of Ambac’s common stock authorized for awards under the 2013 Plan of which 3,649,958 shares are available for future grant as of June 30, 2014.
In May 2014, Ambac developed a long term incentive compensation plan (“LTIP”) as a sub-plan of the 2013 Plan. The LTIP, approved by the Compensation Committee of the Board of Directors, is a significant component of management’s compensation program that is intended to strike an appropriate balance between short-term compensation and longer-term incentives aimed at fostering retention and aligning management's interest with those of Ambac's stakeholders. Awards granted under the LTIP are designed to further the financial and operational objectives of both Ambac and Ambac Assurance. The LTIP is intended to be an annual program.
In May 2014, performance awards were granted under the LTIP to certain members of management. These grants vest in 3 years and are evenly split between restricted stock units (RSUs) and cash. Actual awards will be based on performance at both Ambac and Ambac Assurance, but generally no awards will be granted unless a minimum performance threshold is met by Ambac Assurance. Actual awards can payout 0% to 200% of the initial target grant amount of $2,920, inclusive of 49,041 performance based RSUs. Ambac performance will be evaluated relative to cumulative earnings before interest, taxes, depreciation and amortization over the vesting period (exclusive of Ambac Assurance earnings), which is intended to reward participants on generating taxable income from new business development. Over the same period, Ambac Assurance performance will be evaluated according to changes in a ratio of Ambac Assurance's assets to its insurance and financial obligations, which is intended to reward participants for increases in the relative value of Ambac Assurance.

11. INCOME TAXES
Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its affiliates operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2010
New York City	2011
United Kingdom	2009
Italy	2009
As of June 30, 2014 Ambac had loss carryforwards totaling $6,194,192. This includes carryforwards of $542,707 relating to U.S. capital losses, $266,502 of Ambac UK loss carryforwards, and an ordinary U. S. federal net operating tax carryforward of approximately $5,384,983, which, if not utilized, will begin expiring in 2029, and will fully expire in 2034.
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at June 30, 2014 and December 31, 2013 are presented below:

	June 30, 2014	December 31, 2013
Deferred tax liabilities:
Insurance intangible	$542,284	$559,288
Variable interest entities	107,537	131,137
Investments	243,489	168,653
Unearned premiums and credit fees	41,149	38,826
Other	2,336	2,221
Total deferred tax liabilities	936,795	900,125
Deferred tax assets:
Unrealized losses & impairments on investments	—	—
Net operating loss and capital carryforward	2,167,967	2,177,029
Loss reserves	570,006	634,692
Compensation	9,187	8,724
AMT Credits	4,269	4,269
Other	57,749	58,581
Sub-total deferred tax assets	2,809,178	2,883,295
Valuation allowance	1,874,697	1,985,369
Total deferred tax assets	934,481	897,926
Net deferred tax liability	$(2,314)	$(2,199)
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. Recent cumulative losses are a significant piece of negative evidence in assessing whether a valuation allowance is required. As a result of Ambac’s history of operating losses as well as the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset and therefore has a full valuation allowance.

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
The Segregated Account and Wisconsin Rehabilitation Proceeding
Various third parties filed motions or objections in the Rehabilitation Court and/or moved to intervene in the Segregated Account Rehabilitation Proceeding. On January 24, 2011, the Rehabilitation Court issued its Decision and Final Order Confirming the Rehabilitator’s Plan of Rehabilitation, with Findings of Fact and Conclusions of Law (the “Confirmation Order”). Notices of appeal from the Confirmation Order were filed by various parties, including policyholders. On October 24, 2013, the Wisconsin Court of Appeals affirmed the Confirmation Order and the Rehabilitation Court’s rejection of the objections filed by various third parties before entry of the Confirmation Order. On November 22, 2013, petitions seeking discretionary review of this ruling by the Wisconsin Supreme Court were filed by (1) Wells Fargo Bank, National Association, as trustee for certain insured bonds issued by the Las Vegas Monorail Co., and four Eaton Vance entities claiming to own some number of these bonds; and (2) Deutsche Bank National Trust Company, Deutsche Bank Trust Company Americas, and U.S. Bank National Association, all as trustees for certain insured bonds or obligations. Additionally, on December 6, 2013, the Customer Asset Protection Company (“CAPCO”) filed a Response to these two petitions for review in which CAPCO took no position on whether the Wisconsin Supreme Court should grant the petitions, but asked the court to allow further consideration of Wis. Stat. § 645.68 if it does grant the petitions for review. The Rehabilitator responded by opposing further review by the Wisconsin Supreme Court.  On March 17, 2014, the Supreme Court of Wisconsin denied the petitions for review making the decision by the Wisconsin Court of Appeals final and controlling law.
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

On April 21, 2014, the Rehabilitator filed a motion with the Rehabilitation Court seeking approval to amend the Segregated Account Rehabilitation Plan (the “Amendment Motion”). On May 20, 2014, the Rehabilitator filed a supplement to his Amendment Motion, further supplementing and amending his amendments to the Segregated Account Rehabilitation Plan. The Rehabilitation Court heard and granted the Amendment Motion on June 11, 2014. The amendments modify the treatment of claims under the Segregated Account Rehabilitation Plan, as more fully described in Note 1. Moreover, the Rehabilitator will increase the percentage of the initial cash Interim Payment for permitted policy claims, pay certain Deferred Amounts, together with interest thereon, and make corresponding payments on surplus notes (other than junior surplus notes), as more fully described in Note 1.

On June 9, 2014, the Rehabilitator filed in the Rehabilitation Court a motion to confirm and declare the reimbursement amounts due with respect to cash claim payments made by Ambac Assurance and the Segregated Account on two policies. Certain investors filed objections to the motion on July 2, 2014. On July 7, 2014, after a hearing on the motion, the Rehabilitation Court granted the Rehabilitator’s motion.

Litigation Against Ambac
County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011). Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013. On September 9, 2013, plaintiffs filed a notice of appeal of the July 9th Order and on September 30, 2013, Ambac Assurance filed a notice of cross-appeal. On September 9, 2013, the parties filed motions for attorneys’ fees in connection with the portions of the Anti-SLAPP motions on which they were successful. The court denied plaintiffs’ motion for fees from the bench on November

8, 2013. On March 26, 2014, the court granted the defendants’ motions for attorneys’ fees awarding Ambac Assurance approximately $207. On July 7, 2014, plaintiffs filed a notice of appeal from the court’s decision awarding attorneys’ fees to Ambac Assurance and the other defendants. Also on July 7, 2014, the Bond Insurer Defendants filed their appellate brief appealing the July 9th Order. Plaintiffs’ opposition to the Bond Insurer Defendants’ appellate brief and plaintiffs’ affirmative brief on their cross-motion are due in October 2014.
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
Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). On January 11, 2013 the court granted Ambac Assurance’s motion for summary judgment on all claims except Ambac Assurance’s claim for specific performance (as to which no summary judgment motion was made) and denied defendant’s motion for summary judgment. Following a hearing on August 23, 2013, the court issued an order on August 29, 2013, awarding Ambac interest on the termination payment as well as legal fees and expenses as of March 31, 2013. In order to expedite the disposition of any appeals, Ambac Assurance filed a motion for the entry of final judgment for the claims upon which summary judgment was awarded and the defendant moved for the entry of final judgment on the dismissal in 2011 of all its counterclaims against Ambac Assurance. On March 6, 2014, the court granted both motions and entered final judgment on March 8, 2014 on the dismissal of defendant’s counterclaims and on the claims for which Ambac Assurance was granted summary judgment awarding Ambac Assurance approximately $7,760 as of March 11, 2014. Defendant filed a notice of appeal to the United States Court of Appeals for the Second Circuit on April 9, 2014. On June 26, 2014, the District Court granted Ambac Assurance’s motion for permission to register the judgment in its favor with the U.S. District Court for the Central District of California notwithstanding the pendency of Defendant’s Second Circuit appeal and denied Defendant’s cross-motion for a stay of enforcement pending appeal with a partial supersedeas bond, and the judgment has been transmitted for registration.
Ambac Assurance Corporation v. City of Detroit, Michigan, Kevyn D. Orr, John Naglick, Michael Jamison and Cheryl Johnson (United States Bankruptcy Court, Eastern District of Michigan Southern Division, filed on November 8, 2013). In July, 2014, the parties finalized settlement agreements pursuant to which, among other things, the litigation will be stayed pending the issuance of either an approval order concerning the settlement agreements or a confirmation order concerning the City of Detroit’s plan of adjustment and the occurrence of the effective date in the City’s bankruptcy proceedings.  Following such occurrence, the City and Ambac Assurance are required to seek dismissal of the litigation without prejudice, until the approval order or confirmation order, as applicable, becomes final, whereupon such dismissal shall be deemed to be with prejudice.

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, which are listed and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented and updated below:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012 and amended on August 14, 2012). On June 13, 2013, the court dismissed Ambac Assurance’s contractual claims but not its claims for fraudulent inducement or successor liability. On March 17, 2014 Ambac Assurance filed its appeal brief. The appeal is fully briefed and the appellate court heard oral argument on May 14, 2014. The appellate court has not yet ruled on the appeal. Discovery is ongoing.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, filed April 16, 2012). Defendants filed a motion to dismiss on July 13, 2012, which Ambac opposed on September 21, 2012. Oral argument was held on May 6, 2013. On July 18, 2013 the court dismissed Ambac Assurance’s claims for indemnification and limited Ambac Assurance’s claim for breach of loan-level warranties to the repurchase protocol, but did not dismiss Ambac Assurance’s other contractual claims or fraudulent inducement claim. On August 21, 2013, defendants filed a notice of appeal, and on August 30, 2013, Ambac Assurance filed a notice of cross-appeal. On April 22, 2014, the parties filed a stipulation withdrawing defendants’ appeal and Ambac Assurance’s cross-appeal of the court’s July 18, 2013 decision. Discovery is ongoing. No trial date has been set.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Capital One, N.A., as successor by merger to Chevy Chase Bank, F.S.B. (United States District Court for the Southern District of New York, filed on October 24, 2012). Defendants filed a motion to dismiss on February 6, 2013, which Ambac Assurance opposed. The court held oral argument on March 7, 2013 and on March 27, 2014, the court ordered the motion withdrawn. Defendant filed its answer on April 11, 2014. On June 16, 2014, the court entered an order discontinuing the litigation with prejudice pursuant to stipulation signed by the parties.

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

Successor Ambac - Period from April 1 through June 30, 2014	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$104,703	$(47,411)	$41	$—	$57,333
Inter-segment	325	(607)	8,836	(8,554)	—
Total revenues	$105,028	$(48,018)	$8,877	$(8,554)	$57,333
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2) (3)	$(160,685)	$(48,454)	$(1,273)	$—	$(210,412)
Inter-segment	(9,397)	(415)	9,812	—	—
Pre-tax income (loss) from continuing operations	$(170,082)	$(48,869)	$8,539	$—	$(210,412)
Total assets as of June 30, 2014	$27,319,461	$365,874	$38,018	$—	$27,723,353
Net investment income	$79,633	$419	$41	$—	$80,093
Insurance intangible amortization	$36,256	$—	$—	$—	$36,256
Interest expense	$31,514	$439	$—	$—	$31,953
Reorganization items (4)	$—	$—	$186	$—	$186

Successor Ambac - Period from May 1 through June 30, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$159,905	$82,490	$20	$—	$242,415
Inter-segment	399	(374)	5,425	(5,450)	—
Total revenues	$160,304	$82,116	$5,445	$(5,450)	$242,415
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2)	$124,890	$81,692	$(787)	$—	$205,795
Inter-segment	(5,497)	(523)	6,020	—	—
Pre-tax income (loss) from continuing operations	$119,393	$81,169	$5,233	$—	$205,795
Total assets as of June 30, 2013	$26,934,044	$486,346	$54,977	$—	$27,475,367
Net investment income	$26,015	$158	$23	$—	$26,196
Insurance intangible amortization	$24,952	$—	$—	$—	$24,952
Interest expense	$20,776	$368	$—	$—	$21,144
Reorganization items (4)	$—	$—	$424	$—	$424

Predecessor Ambac - Period from April 1 through April 30, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$382,772	$(33,266)	$10	$—	$349,516
Inter-segment	214	(198)	197,055	(197,071)	—
Total revenues	$382,986	$(33,464)	$197,065	$(197,071)	$349,516
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2)	$1,583,465	$(35,614)	$1,517,273	$—	$3,065,124
Inter-segment	(197,115)	(252)	197,367	—	—
Pre-tax income (loss) from continuing operations	$1,386,350	$(35,866)	$1,714,640	$—	$3,065,124
Total assets as of April 30, 2013	$28,287,321	$536,711	$29,403	$—	$28,853,435
Net investment income	$31,855	$361	$10	$—	$32,226
Interest expense	$7,542	$318	$—	$—	$7,860
Reorganization items (4)	$(1,231,550)	$1,505	$(1,517,194)	$—	$(2,747,239)

Successor Ambac - Period from January 1 through June 30, 2014	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$267,256	$(100,849)	$64	$—	$166,471
Inter-segment	700	(682)	17,471	(17,489)	—
Total revenues	$267,956	$(101,531)	$17,535	$(17,489)	$166,471
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2)	$55,576	$(102,983)	$(3,707)	$—	$(51,114)
Inter-segment	(18,554)	(869)	19,423	—	—
Pre-tax income (loss) from continuing operations	$37,022	$(103,852)	$15,716	$—	$(51,114)
Total assets as of June 30, 2014	$27,319,461	$365,874	$38,018	$—	$27,723,353
Net investment income	$150,017	$813	$64	$—	$150,894
Insurance intangible amortization	$67,970	$—	$—	$—	$67,970
Interest expense	$63,395	$886	$—	$—	$64,281
Reorganization items (4)	$—	$—	$209	$—	$209

Predecessor Ambac - Period from January 1 through April 30, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$633,010	$7,339	$39	$—	$640,388
Inter-segment	940	(882)	197,055	(197,113)	—
Total revenues	$633,950	$6,457	$197,094	$(197,113)	$640,388
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2)	$1,830,165	$3,233	$1,514,635	$—	$3,348,033
Inter-segment	(197,187)	(1,101)	198,288	—	—
Pre-tax income (loss) from continuing operations	$1,632,978	$2,132	$1,712,923	$—	$3,348,033
Total assets as of April 30, 2013	$28,287,321	$536,711	$29,403	$—	$28,853,435
Net investment income	$115,129	$1,572	$39	$—	$116,740
Interest expense	$29,718	$1,307	$—	$—	$31,025
Reorganization items (4)	$(1,231,550)	$1,505	$(1,515,135)	$—	$(2,745,180)

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from continuing operations from unaffiliated customers is net investment income.

(2)	Included in pre-tax income (loss) from continuing operations from unaffiliated customers is interest expense.

(3)
Included in pre-tax income (loss) from continuing operations from unaffiliated customers is amortization of intangible asset arising from financial guarantee contracts that were set to fair value upon adoption of Fresh Start.

(4)	Refer to "Note 2: Reorganization Under Chapter 11," for a further discussion of Reorganization items.
The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Successor Ambac						Predecessor Ambac
	Period from April 1 through June 30, 2014			Period from May 1 through June 30, 2013			Period from April 1 through April 30, 2013
	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives
United States	$(28,211)	$39,833	$(559)	$(24,493)	$46,340	$14,948	$(7,386)	$23,537	$(47,664)
United Kingdom	3,003	20,808	—	(1,917)	8,840	2,113	2,167	4,317	(3,686)
Other international	(20,278)	4,372	(660)	(7,671)	2,859	34,159	(5,376)	1,890	(21,821)
Total	$(45,486)	$65,013	$(1,219)	$(34,081)	$58,039	$51,220	$(10,595)	$29,744	$(73,171)

	Successor Ambac						Predecessor Ambac
	Period from January 1 through June 30, 2014			Period from May 1 through June 30, 2013			Period from January 1 through April 30, 2013
	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change In Fair Value Of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(28,909)	$96,591	$6,022	$(24,493)	$46,340	$14,948	$(16,102)	$104,594	$(31,134)
United Kingdom	(3,163)	41,443	—	(1,917)	8,840	2,113	10,673	18,071	(5,861)
Other international	(19,180)	9,526	141	(7,671)	2,859	34,159	(8,696)	7,335	(23,389)
Total	$(51,252)	$147,560	$6,163	$(34,081)	$58,039	$51,220	$(14,125)	$130,000	$(60,384)

14. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
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

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topics 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Generally, share-based payment awards that require a specific performance target to be met also require an employee to render service until the performance target is achieved. However, in some cases, the terms of an award may provide that the performance target could be achieved after the employee completes the requisite service period. Under current U.S. GAAP, there is no explicit guidance on how to account for share-based payment awards with performance targets that could be achieved after the requisite service period. This ASU is intended to resolve diversity in practice with respect to how the performance target is considered in the grant-date fair value of the award, which impacts the amount of compensation cost recognized over time. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As a result, the performance target would not be reflected in estimating the fair value of the award at the grant date. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Ambac presently follows the guidance in this ASU for its share-based awards which have performance targets, thus there will be no material impact on Ambac's financial statements.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. A collateralized financing entity ("CFE") is a variable interest entity with nominal or no equity that holds financial assets and issues beneficial interests in those financial assets. The beneficial interests, which are financial liabilities of the CFE, have contractual recourse only to the related assets of the CFE. Currently, a reporting entity that is required to consolidate a CFE may elect to measure the financial assets and financial liabilities of the CFE at fair value. Under the ASU, a reporting entity may elect to measure such assets and liabilities using either: i) the measurement principles in the Fair Value Measurement Topic of the ASC or ii) an alternative measurement approach specified in the ASU. The alternative measurement approach uses the more observable of either the fair value of the financial assets or financial liabilities to measure both. The ASU is intended to address diversity in practice in accounting for the measurement difference between financial assets and financial liabilities of CFEs. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015. A reporting entity may apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. A reporting entity may also apply the ASU retrospectively to all relevant prior periods beginning with the annual period in which ASU 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, was adopted. Ambac will adopt ASU 2014-13 on January 1, 2016 and is currently evaluating the implications of the ASU on its financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. (“Ambac” or “the Company”) for the periods indicated. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K for the year ended December 31, 2013, the CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of Operating Earnings (Losses) and Adjusted Book Value, which are not presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying profitability drivers of our business. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial measures and they may differ from similar reporting provided by other companies. Readers of this Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Operating Earnings (Losses) and Adjusted Book Value are non-GAAP financial measures that adjust for the impact of certain non-recurring or non-economic GAAP accounting requirements and include the addition of certain items that the Company has or expects to realize in the future, but that are not reported under GAAP. We also provide reconciliations to the most directly comparable GAAP measures; Operating Earnings (Losses) to Net income (loss) attributable to common stockholders and Adjusted Book Value to Total Ambac Financial Group, Inc. stockholders’ equity.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things, which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2013 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) volatility in the price of Ambac’s common stock; (2) uncertainty concerning our ability to achieve value for holders of Ambac securities, whether from Ambac Assurance Corporation (“Ambac Assurance”) or from new business opportunities; (3) the possible dilution of the ownership interests of our stockholders; (4) the impact on our stock price of future offerings of debt or senior equity securities; (5) our inability to achieve the financial results projected during our Chapter 11 proceeding; (6) potential of rehabilitation proceedings against Ambac Assurance; (7) decisions made by the rehabilitator of the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”) for the benefit of policyholders that may result in material adverse consequences for Ambac’s security holders; (8) our inability to realize the expected recoveries included in our financial statements; (9) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (10) material changes to the Segregated Account rehabilitation plan or to current rules and procedures governing the payment of permitted policy claims, with resulting adverse impacts; (11)  decisions of the rehabilitator of the Segregated Account concerning payments of deferred claim amounts or payments on surplus notes, the timing or magnitude of which is disadvantageous to Ambac; (12) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings by municipal issuers; (13) adverse events arising from the rehabilitation proceedings for the Segregated Account, including the failure of the injunctions issued by the Wisconsin rehabilitation court to protect the Segregated Account and Ambac Assurance from certain adverse actions; (14) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan or from rules and procedures governing the payment of permitted policy claims; (15) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, collateralized loan obligations, public finance obligations and exposures to reinsurers; (16) risks attendant to the change in composition of securities in our investment portfolio; (17) inadequacy of reserves established for losses and loss expenses; (18) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (19) changes in prevailing interest rates; (20) factors that may influence the amount of installment premiums paid to Ambac, including the

Segregated Account rehabilitation proceedings; (21) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (22) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (23) risks relating to determinations of amounts of impairments taken on investments; (24) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (25) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (26) system security risks; (27) the effects of U.S. fiscal policies; (28) market spreads and pricing on derivative products insured or issued by Ambac or its subsidiaries; (29) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (30) changes in accounting principles or practices that may impact Ambac’s financial results, including those resulting from any further changes to the Segregated Account rehabilitation plan or decisions of the rehabilitator; (31) legislative and regulatory developments; (32) operational risks, including with respect to internal processes, risk models, systems and employees, and failures in services or products provided by third parties; (33) Ambac’s financial position and the Segregated Account rehabilitation proceedings that may prompt departures of key employees and may impact our ability to attract qualified executives and employees; and (34) other risks and uncertainties that have not been identified at this time.

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
Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

•
Increasing the value of its investment in Ambac Assurance Corporation (“Ambac Assurance”) by actively managing its assets and liabilities with a focus on maximizing risk-adjusted investment portfolio returns and mitigating or remediating losses on poorly performing insured transactions through executing policy commutations, repurchasing liabilities at a discount, pursuing recoveries of losses through litigation and the exercise of contractual and legal rights, restructuring transactions and other means; and

•	Pursuing new businesses, which may include financial services businesses such as advisory, asset servicing, asset management, and/or insurance.
Opportunities for de-risking transactions depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy, as well as other factors. Ambac Assurance’s ability to commute policies or purchase liabilities may be limited by available liquidity. The execution of Ambac’s strategy with respect to increasing the value of its investment in Ambac Assurance is subject to the authority of the Rehabilitator (defined below) to control the management of the Segregated Account (as defined below). In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. Refer to Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of Ambac's 2013 Form 10-K and to Note 1 to the Unaudited Consolidated Financial Statements located in Part I, Item I of this Form 10-Q, for more information on the Segregated Account and the contracts between Ambac Assurance and the Segregated Account.
Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to identify or execute the acquisition or development of any new business. In addition, there can be no assurance that we will be able to generate or obtain the financial and other resources that may be required to finance the acquisition or development of any new business. Moreover, it is not possible at this time to predict the operating results or prospects of any future business. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative. For additional risks and uncertainties concerning Ambac, please refer to Part I, Item 1A of Ambac’s 2013 Form 10-K and Part II, Item 1A of this Form 10-Q.
Ambac has two reportable business segments: Financial Guarantee and Financial Services.
Ambac’s financial guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies insured by Ambac Assurance and Ambac UK guarantee payment when due of the principal and interest on the obligation guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of the Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Refer to Part I, Item 1 of Ambac’s 2013 Form 10-K, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9 to the Consolidated Financial Statements located in Part II, Item 8 of Ambac’s 2013 Form 10-K, for more information on dividend payment restrictions.
In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. Net par exposure at June 30, 2014 for policies allocated to the Segregated Account was $20,899 million. As of June 30, 2014, insurance liabilities for policies allocated to the Segregated Account were $6,136.0 million. These insurance liabilities include loss reserves and loss expense reserves, gross of remediation and reinsurance recoveries. In March 2010, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K and to Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item I of this Form 10-Q for further discussion of the Segregated Account.
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

FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market at June 30, 2014 and December 31, 2013. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	June 30, 2014	December 31, 2013
Public Finance (1) (2)	$108,449	$116,062
Structured Finance	28,907	31,412
International Finance	30,358	31,618
Total net par outstanding (3)	$167,714	$179,092

(1)	Includes $6,115 and $6,165 of Military Housing net par outstanding at June 30, 2014 and December 31, 2013, respectively.

(2)
Includes $2,485 of Puerto Rico net par outstanding at June 30, 2014 and December 31, 2013. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(3)	Included in the above net par exposures at June 30, 2014 and December 31, 2013 are $2,203 and $2,776, respectively, of exposures that were executed in credit derivatives form.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac Assurance credit ratings at June 30, 2014 and December 31, 2013 and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at June 30, 2014 and December 31, 2013. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:
Percentage of Guaranteed Portfolio

Ambac Rating (1)	June 30, 2014	December 31, 2013
AAA	<1%	<1%
AA	20	20
A	42	43
BBB	20	20
Below investment grade	18	17
Total	100%	100%

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

Summary of Below Investment Grade Exposure

($ in millions)	June 30, 2014	December 31, 2013
Public Finance:
Tax-backed (1)	$2,660	$1,887
Housing (2)	843	732
General obligation (1)	584	363
Transportation	499	519
Health care	30	30
Other	1,345	1,291
Total Public Finance	5,961	4,822
Structured Finance:
Residential mortgage-backed and home equity—first lien	7,545	8,092
Residential mortgage-backed and home equity—second lien	6,000	6,440
Student loans	3,880	4,223
Structured Insurance	1,645	1,648
Mortgage-backed and home equity—other	323	346
Other	546	547
Total Structured Finance	19,939	21,296
International Finance:
Other	3,662	3,702
Total International Finance	3,662	3,702
Total	$29,562	$29,820

(1)
Tax-backed includes $2,235 and $1,430 of Puerto Rico net par at June 30, 2014 and December 31, 2013. General obligation includes $250 and $0 of Puerto Rico net par at June 30, 2014 and December 31, 2013, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(2)	Includes $611 and $486 of military housing net par at June 30, 2014 and December 31, 2013, respectively.
The slight decrease in below investment grade exposures is primarily due to (i) reductions to residential mortgage-backed securities during the year as a result of both prepayments by issuers and claims presented to Ambac Assurance and (ii) principal payments on student loans, partially offset by an increase due to deterioration in Puerto Rico and military housing exposures.

RESULTS OF OPERATIONS
We followed the accounting prescribed by the Reorganizations Topic of the ASC while Ambac was in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2013, Ambac executed a closing agreement with the United States Internal Revenue Service (the “IRS”) to conclude the settlement of a dispute (“IRS Settlement). On May 1, 2013 (the “Effective Date”), the Reorganization Plan became effective and Ambac emerged from bankruptcy. The IRS Settlement represented the final material contingency under the Reorganization Plan required for the adoption of fresh start financial statement reporting under the Reorganizations Topic of the ASC. As such, fresh start financial statement reporting ("Fresh Start") was adopted by the Company on April 30, 2013 (“Fresh Start Reporting Date”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock, and fair value adjustments. Adopting Fresh Start resulted in a new reporting entity with no beginning retained earnings or accumulated deficit. The financial results of the Company for the periods from May 1, 2013 are referred to as “Successor Ambac” and the financial results for the periods through April 30, 2013 are referred to as “Predecessor Ambac.” The 2013 Successor Period and the 2013 Predecessor Period are distinct reporting periods. The effects of the reorganization and Fresh Start adjustments were recorded in Predecessor Ambac’s Consolidated Statement of Total Comprehensive Income on the Fresh Start Reporting Date. The effects of emergence and Fresh Start had a material impact on the comparability of our results of operations between these periods, as discussed below. The significant Fresh Start items that were recorded in the four months ended April 30, 2013 which impact comparability are as follows:
Investment Income: As required under Fresh Start, the amortized cost basis of Ambac’s fixed income securities were adjusted to fair value as of the Fresh Start Reporting Date. This resulted in an overall increase in the amortized cost of fixed income securities and offsetting decrease in Accumulated Other Comprehensive Income of $826.6 million. Premiums and discounts are amortized or accreted over the remaining term of the securities using the effective interest method. As a result of Fresh Start, the net unamortized discount in the portfolio decreased on the Fresh Start Reporting Date by the amount of the increase to amortized cost described above, which impacts the amount of premium amortization and discount accretion reflected in net investment income of Successor Ambac.
Interest Expense: As required under Fresh Start, surplus notes issued by Ambac Assurance and the Segregated Account and the related accrued interest on such notes were adjusted to fair value as of the Fresh Start Reporting Date. This resulted in an overall increase in the carrying value of debt and accrued interest by $767.9 million. Discounts to the face value of debt are accreted through interest expense based on the projected cash flows of the instruments using the effective interest method. As a result of Fresh Start, the unamortized discounts on surplus notes have decreased and the future cash flows have been re-projected, both of which impacts the amount of discount accretion recognized in interest expense for Successor Ambac.
Operating Expenses—Deferred Acquisition Costs: As required under Fresh Start, deferred acquisition costs have been written off as of the Fresh Start Reporting Date and accordingly amortization of such costs will not be reflected in Successor Ambac’s net income.
Insurance Intangible Amortization: At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying value of our financial guarantee insurance and reinsurance contracts will continue to be reported and measured in accordance with existing accounting policies; these line items primarily comprise premiums receivable, reinsurance recoverable on paid and unpaid losses, unearned premiums, deferred ceded premium, subrogation recoverable, loss and loss expense reserves, and ceded premiums payable. Subsequent to the Fresh Start Reporting Date, the insurance intangible asset shall be amortized into expense on a basis consistent with the satisfaction of financial guarantee insurance or reinsurance obligations.
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

A summary of our financial results is shown below:

	Successor Ambac –		Predecessor Ambac –
Quarterly Information ($ in millions)	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Revenues:
Net premiums earned	$65.0	$58.0	$29.7
Net investment income	80.1	26.2	32.2
Net other-than-temporary impairment losses	(8.8)	(2.0)	(0.5)
Net realized investment (losses) gains	3.1	18.5	7.3
Change in fair value of credit derivatives	(1.2)	51.2	(73.2)
Derivative product revenues	(48.0)	83.7	(33.2)
Other income	5.3	2.2	(1.1)
(Loss) income on variable interest entities	(38.1)	4.6	388.2
Expenses:
Loss and loss expenses	175.3	(26.1)	13.1
Insurance intangible amortization	36.3	25.0	—
Underwriting and operating expenses	24.0	16.2	10.7
Interest expense	32.0	21.1	7.9
Reorganization items	0.2	0.4	(2,747.2)
Provision for income taxes	(2.2)	0.5	—
Less: Net income attributable to the noncontrolling interest	(0.3)	(0.4)	(1.7)
Net income (attributable to common shareholders)	$(207.9)	$205.7	$3,066.7

	Successor Ambac –		Predecessor Ambac –
Year-to-date information ($ in millions)	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Revenues:
Net premiums earned	$147.6	$58.0	$130.0
Net investment income	150.9	26.2	116.7
Net other-than-temporary impairment losses	(19.1)	(2.0)	(0.5)
Net realized investment gains	19.4	18.5	53.3
Change in fair value of credit derivatives	6.2	51.2	(60.4)
Derivative product revenues	(101.8)	83.7	(33.7)
Other income	7.2	2.2	8.4
(Loss) income on variable interest entities	(43.7)	4.6	426.6
Expenses:
Loss and loss expenses	35.3	(26.1)	(38.0)
Insurance intangible amortization	68.0	25.0	—
Underwriting and operating expenses	49.8	16.2	44.6
Interest expense	64.3	21.1	31.0
Reorganization items	0.2	0.4	(2,745.2)
Provision for income taxes	1.1	0.5	0.8
Less: Net income attributable to the noncontrolling interest	(0.2)	(0.4)	(1.8)
Net income (attributable to common shareholders)	$(52.0)	$205.7	$3,349.0

The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for all periods in the three and six months ended June 30, 2014 and 2013 and its financial condition as of June 30, 2014 and December 31, 2013.
Net Premiums Earned. Net premiums earned primarily represent the amortization into income of collected insurance premiums. We present accelerated premiums, which result from calls and other accelerations of insured obligations separate from other net premiums earned, herein referred to as normal net premiums earned. Ambac recognizes negative accelerations on policies when the GAAP premiums receivable for the policy exceeds the policy’s unearned premium revenue at termination. Normal net premiums earned have been negatively impacted by the runoff of the insured portfolio either via transaction terminations, calls, pre-refundings and scheduled maturities.
As noted above, as a result of Fresh Start, insurance and reinsurance assets and liabilities are measured using the same accounting policies for both Successor and Predecessor periods. Net premiums earned for the three and six months ended June 30, 2014 were $65.0 million and $147.6 million, respectively, a decrease of $22.8 million and $40.5 million, as compared to the three and six months ended June 30, 2013, respectively. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market:

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Public Finance	$26.3	$23.6	$11.8
Structured Finance	10.9	8.9	4.6
International Finance	19.8	12.5	6.2
Total normal premiums earned	57.0	45.0	22.6
Accelerated earnings	8.0	13.0	7.1
Total net premiums earned	$65.0	$58.0	$29.7

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Public Finance	$53.7	$23.6	$47.9
Structured Finance	21.3	8.9	20.3
International Finance	39.5	12.5	25.4
Total normal premiums earned	114.5	45.0	93.6
Accelerated earnings	33.1	13.0	36.4
Total net premiums earned	$147.6	$58.0	$130.0

The following table provides a breakdown of accelerated earnings by market sector:

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Public Finance	$4.9	$10.9	$6.6
Structured Finance	(2.3)	2.9	0.5
International Finance	5.4	(0.8)	—
Total accelerated earnings	8.0	13.0	7.1

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Public Finance	$23.7	$10.9	$32.6
Structured Finance	(2.1)	2.9	3.8
International Finance	11.5	(0.8)	—
Total accelerated earnings	33.1	13.0	36.4

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

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Financial Guarantee	$79.6	$26.0	$31.8
Financial Services	0.4	0.2	0.4
Corporate	0.1	—	—
Total net investment income	80.1	26.2	32.2

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Financial Guarantee	$150.0	$26.0	$115.1
Financial Services	0.8	0.2	1.6
Corporate	0.1	—	—
Total net investment income	150.9	26.2	116.7

For Successor Ambac Financial Guarantee net investment income generally reflects recent market yields for securities in the portfolio, given that the amortized cost bases of securities were reset to fair value at the Fresh Start Reporting Date. Portfolio yields for Predecessor Ambac in 2013 benefited from high yielding Ambac-wrapped securities purchased as part of the company’s loss remediation strategy during periods of generally higher market spreads than were prevalent at the Fresh Start Reporting Date.
Financial Guarantee net investment income was $79.6 million and $150.0 million for the three and six months ended June 30, 2014, respectively, representing increases of $21.8 million and $8.9 million from the three and six months ended June 30, 2013. The increase in Financial Guarantee net investment income for the three months ended June 30, 2014 primarily reflects the continued investment in Ambac-wrapped securities as well as improved performance of such holdings. Additionally, other invested assets classified as trading produced mark-to-market gains of $3.2 million in the three months ended June 30, 2014, an increase of $5.3 million compared to the three months ended June 30, 2013. These same factors drove the increase in Financial Guarantee net investment income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, partially offset by the impact of higher yields for the first four months of 2013 preceding the Fresh Start Reporting Date.
Financial Services investment income continues to decline, driven primarily by a smaller portfolio of investments in the investment agreement business. The investment portfolio continues to decrease as investment agreements runoff, or when intercompany loans from Ambac Assurance are repaid.
Corporate investment income relates to the investments from Ambac’s investment portfolio.
Net Other-Than-Temporary Impairment Losses. Net other-than-temporary impairment losses recorded in earnings include only credit related impairment amounts to the extent management does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the amortized cost basis. Non-credit related impairment amounts are recorded in other comprehensive income. Alternatively, non-credit related impairment is reported through earnings as part of net other-than-temporary impairment losses if management intends to sell securities or it is more likely than not that the Company will be required to sell before recovery of amortized cost less any current period credit impairment.
Net other-than-temporary impairments for the three and six month periods ended June 30, 2014 and 2013 relate primarily to the company’s intent to sell certain securities that were in an unrealized loss position. Additionally, other-than-temporary impairments for the three and six months ended June 30, 2014 include credit losses on certain Ambac-wrapped securities. Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Ambac estimates the timing of such claim payment receipts, but the actual timing of such payments are at the sole discretion of the Rehabilitator. Refer to Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information relating to the amended Segregated Account Rehabilitation Plan; increases to the percentage of permitted policy claims to be paid from 25% to 45%; and the making of certain payments on Deferred Amounts, together with interest thereon; as well as early redemptions of a portion of outstanding surplus notes (including accrued and unpaid interest thereon). Our evaluation of other-than-temporary impairments as of June 30, 2014, particularly with respect to Ambac's intent to sell securities that are in an unrealized loss position, considered the impact of increased cash outflow that would result in 2014 from the increased claim payment percentage, payment on Deferred Amounts and surplus note redemptions. Declines in the fair value of investment securities or changes in management's intent to sell securities to fund these increased cash payments could result in future recognition of other-than-temporary impairments. Additionally, further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court, or actions by the Rehabilitator, with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Ambac-wrapped securities and future recognition of other-than-temporary impairments.

Net Realized Investment Gains. The following table provides a breakdown of net realized (losses) gains for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac - Period from April 1 through June 30, 2014
Net gains on securities sold or called	$7.2	$0.2	$—	$7.4
Foreign exchange (losses)	(4.3)	—	—	(4.3)
Total net realized gains	$2.9	$0.2	$—	$3.1
Successor Ambac—Period from May 1 through June 30, 2013
Net gains on securities sold or called	$15.0	$0.1	$—	$15.1
Foreign exchange gains	3.4	—	—	3.4
Total net realized gains	$18.4	$0.1	$—	$18.5
Predecessor Ambac - Period from April 1 through April 30, 2013
Net gains on securities sold or called	$5.9	$—	$—	$5.9
Foreign exchange gains	1.3	—	—	1.3
Total net realized gains	$7.2	$—	$—	$7.2
Successor Ambac—Period from January 1 through June 30, 2014
Net gains on securities sold or called	$25.6	$0.2	$—	$25.8
Foreign exchange (losses)	(6.4)	—	—	(6.4)
Total net realized gains	$19.2	$0.2	$—	$19.4
Predecessor Ambac—Period from January 1 through April 30, 2013
Net gains on securities sold or called	$7.2	$39.9	$—	$47.1
Foreign exchange gains	6.2	—	—	6.2
Total net realized gains	$13.4	$39.9	$—	$53.3
Net gains during the six months ended June 30, 2014 arose primarily from the sale of assets received pursuant to Ambac's remediation activities and net gains on securities sold in connection with investment portfolio reallocation and to raise liquidity for the anticipated payment of Deferred Amounts and surplus notes in December 2014, partially offset by net foreign exchange losses. The net gains during the four months ended April 30, 2013 were primarily the result of recoveries from the settlement of litigation associated with investment securities that were written-off in 2002 and 2003. No significant future recoveries on these securities are expected.
Change in Fair Value of Credit Derivatives. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The loss from change in fair value of credit derivatives for the three months ended June 30, 2014 was $1.2 million, a decrease of $20.7 million as compared to the loss for the three months ended June 30, 2013. The gain from change in fair value of credit derivatives for the six months ended June 30, 2014 was $6.2 million, an increase of $15.3 million as compared to the loss for the six months ended June 30, 2013. The change in fair value of credit derivatives for each of the periods presented included improvements in reference obligation prices, gains associated with runoff of the portfolio and credit derivative fees earned, which was more than offset by the impact of incorporating the Ambac CVA. The CVA changes each period are based on observed changes in the fair value of Ambac Assurance’s direct and guaranteed obligations. Reductions to the CVA resulted in losses within the overall change in fair value of credit derivative liabilities of $13.0 million and $22.8 million for the three and six months ended June 30, 2014, respectively, and $14.6 million, $91.3 million and $160.9 million for the two months ended June 30, 2013, one month ended April 30, 2013 and four months ended April 30, 2013, respectively.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Included in the 2013 periods were fees received of $4.6 million during the two months ended June 30, 2013 associated with terminated transactions. Realized gains and other settlements for the three and six months ended June 30, 2014 included $0.1 million of fees received associated with terminated transactions. Excluding the impact of these termination fees, the declines in realized gains and other settlements are due to reduced premium receipts resulting from continued runoff of the credit derivative portfolio. There were no loss or settlement payments in the periods presented.

Unrealized gains (losses) on credit derivative contracts reflect the impact of all other factors of the overall change in fair value of credit derivatives noted above. See Note 7 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of June 30, 2014 and December 31, 2013:

($ in millions)	June 30, 2014	December 31, 2013
Mark-to-market liability of credit derivatives, excluding CVA	$105.8	$133.3
CVA on credit derivatives	(16.1)	(39.0)
Net credit derivative liability at fair value	$89.7	$94.3
Derivative Product Revenues. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Net losses reported in derivative product revenues for the three and six months ended June 30, 2014 were ($48.0) million and ($101.8) million, reflecting declines of $98.5 million and $151.8 million as compared to the net gains for the three and six months ended June 30, 2013. Results in derivative product revenues were primarily driven by mark-to-market (losses) gains in the portfolio caused by (falling) rising interest rates during the periods, net of the impact of credit valuation adjustments as discussed below.
The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of ($9.9) million and ($4.5) million for the three and six months ended June 30, 2014, respectively. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of ($30.5) million, $3.4 million and ($26.7) million for the two months ended June 30, 2013, one month ended April 30, 2013 and four months ended April 30, 2013, respectively. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality as well as the amount of underlying liabilities, which generally decline as interest rates increase. The market's view of Ambac Assurance's credit quality improved during 2013 and 2014. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excludes credit derivatives) as of June 30, 2014 and December 31, 2013:

($ in millions)	June 30, 2014	December 31, 2013
Derivative products mark-to-market liability, excluding CVA	$206.8	$130.3
CVA on derivative products portfolio	(43.9)	(48.4)
Net derivative products portfolio liability at fair value	$162.9	$81.9
Other Income. Other income is primarily comprised of non-investment related foreign exchange gains and losses, and deal structuring, commitment, consent and waiver fees. Other income for the three and six months ended June 30, 2014 was $5.3 million and $7.2 million, respectively, an increase of $4.2 million and a decrease of $3.4 million as compared to the three and six months ended June 30, 2013. Other income for the three and six months ended June 30, 2014 primarily resulted from deal related fees offset by foreign exchange losses. Other income for the three months ended June 30, 2013 primarily resulted from deal related fees. Other income for the six months ended June 30, 2013 primarily resulted from deal related fees in addition to foreign exchange gains.
(Loss) Income on Variable Interest Entities. Included within (Loss) income on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC, including gains or losses attributable to consolidating or deconsolidating VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums , fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation.
(Loss) income on variable interest entities was $(38.1) million and $(43.7) million for the three and six months ended June 30, 2014, respectively. Results for the three and six months ended June 30, 2014 reflect decreases to the fair value of net assets primarily due to a decrease in the CVA applied to certain VIE note liabilities that include significant projected financial guarantee claims. Income on variable interest entities for the one and four months ended April 30, 2013 include the net income related to a newly consolidated VIE. Consolidation of this VIE resulted in a gain of $385.3 million, representing the difference between net assets of the VIE at fair value as of the consolidation date and the previous carrying value of Ambac’s net insurance liabilities associated with the VIE. Income on variable interest entities for the four months ended April 30, 2013 includes gains associated with longer estimated lives of certain transactions and the resultant increase in projected positive net cash flows from the VIEs to Ambac in the form of financial guarantee premiums. Refer to Note 3 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information on the accounting for VIEs.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Additionally losses and loss expenses include interest on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan, which became effective June 12, 2014. The amendments to the Segregated Account Rehabilitation Plan primarily modified the mechanism for handling claims under the Segregated Account Rehabilitation Plan. Instead of the combination of cash payments and interest-bearing surplus notes originally contemplated by the Segregated Account Rehabilitation Plan, holders of permitted policy claims will, under the amended Segregated Account Rehabilitation Plan, receive an initial interim cash payment for a portion of such policy claim (“Interim Payment”), together with the right to receive a deferred payment equal to the balance of the unpaid policy claim (“Deferred Amount”). The amended Segregated Account Rehabilitation Plan requires that Deferred Amounts generally accrue and compound interest at an annual effective rate of 5.1%. In the case of permitted policy claims relating to transactions that pay monthly, interest will begin to accrue on Deferred Amounts from the first distribution date (under the transaction documents for the relevant bond) after the date on which the Interim Payment in respect of such permitted policy claim was made. For permitted policy claims relating to transactions that do not pay monthly, interest will begin to accrue on Deferred Amounts from the first Payment Date (as defined in the Segregated Account Rehabilitation Plan, as amended) to occur after the date on which the Interim Payment in respect of such permitted policy claim was made. Losses and loss expenses for the three months ended June 30, 2014 include interest accruals from the beginning of the accrual periods through June 30, 2014.

Losses and loss expenses for the three and six months ended June 30, 2014 were a loss of $175.3 million and $35.3 million, respectively, an increase of $188.3 million and $99.5 million as compared to the three and six months ended June 30, 2013, respectively. The three and six months ended June 30, 2014 include $308.1 million of interest expense on Deferred Amounts. The following provides details for losses incurred for the periods presented:

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
RMBS	$(234.6)	86.8	(84.8)
Student Loans	28.6	(19.6)	0.9
Domestic Public Finance	92.8	(10.4)	61.4
Ambac UK	(21.2)	(65.3)	10.7
All other Credits	(12.2)	(2.3)	21.1
Interest on Deferred Amounts	308.1	—	—
Loss Expenses	13.8	(15.3)	3.8
Totals	$175.3	$(26.1)	$13.1

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
RMBS	$(337.5)	$86.8	(241.1)
Student Loans	(54.2)	(19.6)	35.4
Domestic Public Finance	99.8	(10.4)	45.6
Ambac UK	16.1	(65.3)	88.8
All other Credits	(11.7)	(2.3)	23.1
Interest on Deferred Amounts	308.1	—	—
Loss Expenses	14.7	(15.3)	10.1
Totals	$35.3	$(26.1)	$(38.1)

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Successor Ambac -		Predecessor Ambac -
($ in millions)	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Claims recorded (1)	$107.0	$139.0	$90.9
Subrogation Received	(169.6)	(58.9)	(32.6)
Net Claims Recorded	$(62.6)	$80.1	$58.3

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Claims recorded (1)	$231.8	$139.0	$403.4
Subrogation Received	(239.3)	(58.9)	(160.4)
Net Claims Recorded	$(7.5)	$80.1	$243.0

(1)
Claims recorded include (i) claims paid and (ii) changes to claims presented and not yet presented through the balance sheet date for policies which were allocated to the Segregated Account. Item (ii) includes permitted policy claims for policies allocated to the Segregated Account that were presented and approved by the Rehabilitator of the Segregated Account but not paid through to the balance sheet date in accordance with the Segregated Account Rehabilitation Plan and associated rules and guidelines as discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K and in Note 1 to the Unconsolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Amounts recorded for claims not yet presented and/or permitted are based on management’s judgment.

As of June 30, 2014 and December 31, 2013, respectively, $4,307.2 million and $3,904.3 million of Segregated Account claims, including accrued interest payable on Deferred Amounts of $308.1 and $0, respectively, remain unpaid.
Underwriting and Operating Expenses. Underwriting and operating expenses consist of gross operating expenses plus the amortization of previously deferred insurance acquisition costs. The amortization of previously deferred underwriting expenses is included in Financial Guarantee segment results. As noted above, all deferred acquisition costs were written off in Fresh Start and accordingly no amortization is reported in Successor Ambac. The following table provides details of underwriting and operating expenses for the periods presented:

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Gross Operating Expenses	23.0	$15.6	$9.4
Reinsurance commissions, net	1.0	0.6	0.1
Amortization of deferred acquisition costs	—	—	1.2
Total	$24.0	$16.2	$10.7

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Gross Operating Expenses	$48.9	$15.6	$37.8
Reinsurance commissions, net	0.9	0.6	0.3
Amortization of deferred acquisition costs	—	—	6.5
Total	$49.8	$16.2	$44.6

Gross operating expenses for the three and six months ended June 30, 2014 were $23.0 million and $48.9 million, down $2.0 million and $4.5 million as compared to the three and six months ended June 30, 2013, respectively. The decrease is primarily due to changes to the present value of premium taxes, partially offset by higher director fees.
As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. During the three and six months ended June 30, 2014 expenses incurred in connection with legal and consulting services provided for the benefit of OCI amounted to $2.3 million and $3.2 million, respectively, flat as compared to three months ended June 30, 2013 and a decrease of $0.5 million as compared to the six months ended June 30, 2013, respectively. Future expenses may include advisory costs for the benefit of OCI that are outside the control of Ambac’s management.
Interest Expense. Interest expense includes accrued interest on investment agreements, a secured borrowing transaction and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par. As noted above, as a result of Fresh Start, the unamortized discounts on surplus notes have decreased by resetting the carrying value to fair value at the Fresh Start Reporting Date and future cash flows on the surplus notes have been re-projected. Both of these items have impacted the amount of discount accretion recognized in interest expense for Successor Ambac. Accretion of surplus note discounts included within overall interest expense was $12.2 million and $24.9 million for the three and six months ended June 30, 2014, as compared to $8.3 million, $1.4 million and $5.1 million for the two months ended June 30, 2013, and for the one and four months ended April 30, 2013, respectively.
The following table provides details by type of obligation for the periods presented:

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Interest expense:
Surplus notes	$31.5	$20.7	$7.5
Investment agreements	0.5	0.3	0.3
Secured borrowing	—	0.1	0.1
Total	$32.0	$21.1	$7.9

	Successor Ambac –		Predecessor Ambac –
($ in millions)	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Interest expense:
Surplus notes	$63.4	$20.7	$29.5
Investment agreements	0.9	0.3	1.3
Secured borrowing	—	0.1	0.2
Total	$64.3	$21.1	$31.0

Ambac Assurance and the Segregated Account have not paid any interest on surplus notes since their issuance. Surplus note interest payments require the approval of OCI. Annually from 2011 through 2014, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. As a result of this disapproval, total unapproved interest for surplus notes outstanding to third parties (excluding junior surplus notes) was $277.7 million at the scheduled interest payment date of June 7, 2014. OCI has also not approved any payment on any junior surplus notes since their issuance.
The disapproved interest was accrued for and Ambac is accruing interest on the disapproved interest amounts following each scheduled interest payment date. As described in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, the Rehabilitator will redeem certain Segregated Account surplus notes (other than junior surplus notes) on December 22, 2014 at a redemption price that includes an amount equal to accrued interest on such redeemed surplus notes. Such redemption will also trigger similar proportionate redemption payments on Ambac Assurance's surplus notes. The redemption of surplus notes will result in a charge representing the accelerated recognition of the unamortized discount on the redeemed surplus notes. As of June 30, 2014, the unamortized discount on the portion of Segregated Account and General Account surplus notes expected to be redeemed is $79.3 million.

Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. The following table presents reorganization fees for all periods presented:

	Successor Ambac –		Predecessor Ambac -
($ in millions)	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Reorganization items:
Professional advisory fees	$0.2	$0.4	$2.4
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	—	(1,521.4)
Fresh Start reporting adjustments	—	—	(1,228.2)
Total	$0.2	$0.4	$(2,747.2)

	Successor Ambac –		Predecessor Ambac -
($ in millions)	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Reorganization items:
Professional advisory fees	$0.2	$0.4	$4.4
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	—	(1,521.4)
Fresh Start reporting adjustments	—	—	(1,228.2)
Total	$0.2	$0.4	$(2,745.2)

Provision for Income Taxes. The provision for income taxes for the three and six months ended June 30, 2014 was $(2.1) million and $1.1 million, decreased by $2.8 million and $0.2 million as compared to the three and six months ended June 30, 2013. The income tax for the three and six months ended June 30, 2014 includes a provision of $0.0 million and $0.0 million for Federal alternative minimum tax obligations, respectively. For both periods, the income tax expense also includes a provision for pre-tax profits in Ambac UK’s Italian branch, which cannot be offset by losses in other jurisdictions. The income tax for the four months ended April 30, 2013 also includes a provision for New York State/New York City alternative minimum tax obligations.
At June 30, 2014 the Company had $5.4 billion of U.S. Federal net ordinary operating loss carryforwards, including $1.4 billion at Ambac Financial Group and $4.0 billion at Ambac Assurance.

Ambac Assurance Statutory Basis Financial Results
Ambac Assurance’s and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. OCI has prescribed or permitted additional accounting practices for Ambac Assurance and the Segregated Account which are described in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K. As a result of the amended Segregated Account Rehabilitation Plan becoming effective on June 12, 2014, the previously disclosed OCI prescribed practice relating to other than temporarily impaired investment securities is no longer effective. Ambac has received a new prescribed practice from OCI with regard to the carrying value of investments in Ambac-insured securities with policies that were allocated to the Segregated Account. The new permitted practice exempts Ambac Assurance from evaluating such investments for other than temporary impairments and requires all such investments be reported at amortized cost regardless of its NAIC risk designation. This accounting determination is intended to recognize that Ambac Assurance continues to maintain statutory loss reserves without adjustment for the economic effects of its ownership of the insured investment securities, improve transparency to the users of the statutory financial statements and to minimize operational risks. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Ambac's 2013 Form 10-K for additional information on the significant differences between U.S. GAAP and SAP.
The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus within Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac

Assurance’s statutory financial statements include the results of Ambac Assurance’s general account and, to the extent allowable under a prescribed accounting practice by OCI, the Segregated Account. Pursuant to this prescribed practice, the results of the Segregated Account are not fully included in Ambac Assurance’s statutory financial statements if Ambac Assurance’s surplus is (or would be) less than $100 million (“Minimum Surplus Amount”). Please refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K and Note 1 to the Unconsolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information on the establishment of the Segregated Account as well as the operative documents between Ambac Assurance and the Segregated Account.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $945.7 million and $1,052.4 million at June 30, 2014, respectively, as compared to $840.3 million and $905.1 million at December 31, 2013, respectively. The Segregated Account’s statutory policyholder surplus amount, which is included in Ambac Assurance’s policyholder surplus, was $442.0 million and $442.6 million as of June 30, 2014 and December 31, 2013, respectively. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Reinsurance Agreement and Cooperation Agreement (each as defined in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance. Ambac Assurance’s decrease in policyholder surplus was primarily due to the accrual of $308.1 million of interest on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan in addition to contributions to contingency reserves. Statutory net loss was primarily due to additional losses incurred related to the accrual of interest on Deferred Amounts partially offset by positive loss development on RMBS policies, premium income and investment income recognized during 2014.
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
Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development (inclusive of Segregated Account reserves and interest on Deferred Amounts), (ii)  approval by OCI of principal and/or interest payments on existing surplus notes issued by Ambac Assurance or the Segregated Account, (iii) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (iv) first time payment defaults of insured obligations, which increases statutory loss reserves, (v) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vi) reinsurance contract terminations at amounts that differ from net assets recorded, (vii) changes to the fair value of investments carried at fair value, (viii) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (ix) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (x) future changes to prescribed SAP practices by the OCI.

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
The deficit in Ambac UK’s shareholder funds under UK GAAP was £112.0 million at June 30, 2014 as compared to a deficit of £165.4 million at December 31, 2013. Ambac UK’s improvement in shareholders’ funds was primarily due to net income. Notwithstanding the deficit in shareholders’ funds, the directors remain satisfied that Ambac UK has adequate resources to meet its obligations as they fall due and that Ambac UK remains a going concern. At June 30, 2014, the carrying value of cash and investments was £316.1 million, an increase from £297.2 million at December 31, 2013. The increase in cash and investments is due to the continued receipt of premium income and investment coupons from Ambac UK's investment portfolio. The deficit in Ambac UK’s shareholder funds under UK Regulatory was £400.4 million at June 30, 2014 as compared to a deficit of £458.1 million at December 31, 2013, an improvement primarily due to net income offset by an increase in inadmissible assets. The deficit at June 30, 2014 and December 31, 2013 are in comparison to a regulatory capital requirement of £21.6 million for both periods whereby Ambac UK is deficient in terms of compliance with applicable regulatory capital requirements with a regulatory capital shortfall of £422.0 million and £479.7 million at June 30, 2014 and December 2013, respectively. The regulators are aware of this deficiency and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.

LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its current cash and investments, expense sharing and other arrangements with Ambac Assurance as described below and value to be realized from junior surplus notes issued to Ambac by the Segregated Account of Ambac Assurance. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K), Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain costs and expenses. Any expected receipts with regard to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011, which amount to approximately $346.1 million and $270.3 million as of June 30, 2014 and December 31, 2013, respectively. It is also uncertain whether and to what extent Ambac will realize value from the junior surplus note issued to it by the Segregated Account. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac's Form 10-K for descriptions of the Mediation Agreement, the Amended TSA, the Cost Allocation Agreement and the junior surplus note. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore the aforementioned payments will be Ambac’s principal source of funds in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9 to the Consolidated Financial Statements located in Part II, Item 8, of Ambac's 2013 Form 10-K for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses. Contingencies could cause material liquidity strains.
Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus note principal and interest payments and additional loans to affiliates. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. The level of claims paid by the Segregated Account is subject to the sole discretion of the Rehabilitator, subject to any required approval of the Rehabilitation Court.
Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a specified level of cash and short-term investments at all times.
Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account were not permitted to be paid during the Segregated Account Rehabilitation Proceedings until approved by the Rehabilitator. As further described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac's 2013 Form 10-K, on or about September 20, 2012, the Segregated Account was permitted to pay, and commenced paying, 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. As further described in Note 1 to the Unaudited Financial Statements in Part I, Item 1 of this Form 10-Q, the Segregated Account is, and was, obliged to make Interim Payments of 45% of each permitted policy claim to be paid on or after July 21, 2014 in accordance with the Segregated Account Rehabilitation Plan and associated rules and guidelines.

In addition, as described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac's 2013 Form 10-K and in Note 12 to the Unaudited Financial Statements in Part I, Item 1 of this Form 10-Q, the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. During the three and six months ended June 30, 2014, the Segregated Account made total cash payments of $39.9 million and $106.9 million, respectively, of which $8.5 million for the three months ended June 30, 2014 and $52.4 million for the six months ended June 30, 2014 related to Supplemental Payments and Special Policy Payments in respect of permitted policy claims. Permitted policy claims, including Deferred Amounts together with interest thereon, will be material uses of future liquidity.

As described in Note 1, under the Segregated Account Rehabilitation Plan, as amended, surplus notes will not be issued with respect to the unpaid balance of permitted policy claims, and such unpaid balances (as adjusted from time to time pursuant to the amended Segregated Account Rehabilitation Plan) will instead be recorded by the Segregated Account as Deferred Amounts. The Deferred Amounts will accrue interest (i) in the case of permitted policy claims relating to transactions that pay monthly, from the first distribution date (under the transaction documents for the relevant bond) after the date on which the Interim Payment in respect of such permitted policy claim was made until such outstanding policy obligations are paid in full or (ii) for permitted policy claims relating to transactions that do not pay monthly, from the first Payment Date (as defined in the Segregated Account Rehabilitation Plan, as amended) to occur after the date on which the Interim Payment in respect of such permitted policy claim was made until such outstanding policy obligations are paid in full. Interest on the Deferred Amounts will accrue generally at an effective rate of 5.1%, compounded annually. In the case of insured bonds whose outstanding principal balance is not reduced by the unpaid portion of permitted policy claims (such bonds, “Undercollateralized Bonds”), the 5.1% effective annual interest rate on the Deferred Amount will be reduced by the bond interest rate applicable to such Undercollateralized Bonds. The Segregated Account is responsible for accrued interest of $308.1 million through June 30, 2014. Furthermore, as more fully described in Note 1, on December 22, 2014, the Rehabilitator will make equalizing payments of 26.67% of Deferred Amounts, together with interest thereon, outstanding as of July 20, 2014 and will early redeem a portion of the surplus notes issued by the Segregated Account, together with interest thereon, which will result in a proportionate redemption by Ambac Assurance of its surplus notes. Using the balance of Deferred Amounts at June 30, 2014, the aggregate amount of equalizing payments for Deferred Amounts is estimated to be approximately $1,139 million. The early redemption of Segregated Account and Ambac Assurance surplus notes owned by third parties, including accrued interest, is estimated to be approximately $413.6 million in the aggregate.
In addition, as described in Note 1 to the Unaudited Financial Statements in Part 1, Item 1 of this Form 10-Q, the Segregated Account will establish Junior Deferred Amounts in respect of general claims, instead of issuing junior surplus notes as originally contemplated. Junior Deferred Amounts will generally accrue and compound interest at an annual effective rate of 5.1% and will be payable, as and when determined by the Rehabilitator, in his sole and absolute discretion. If approved by the Rehabilitator, payment of these Junior Deferred Amounts, together with interest thereon, will be a use of future liquidity. Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9 to the Consolidated Financial Statements located in Part II, Item 8, of Ambac's 2013 Form 10-K for more information on dividend payment restrictions.
Our ability to recover RMBS subrogation recoveries and other subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially. Ambac Assurance received subrogation of $170.7 million and $240.9 million during the three and six months ended June 30, 2014, respectively.
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $170.6 million as of June 30, 2014. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
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

While meaningful progress has been made in unwinding the Financial Services businesses, multiple sources of risk continue to exist. These include deterioration in investment security market values, additional unexpected draws on outstanding investment agreements, potential swap terminations and the inability to replace or establish new hedge positions and interest rate volatility.
Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of June 30, 2014 were issued in connection with either municipal bonds or structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of June 30, 2014, Ambac had $124.4 million of contingent withdrawal investment agreements related to CLNs and $45.7 million related to municipal bonds. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. Additionally, management performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

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
Cash Flow Statement Discussion. Net cash provided by (used in) operating activities was $172.3 million, $39.6 million and ($0.7) million during the six months ended June 30, 2014, two months ended June 30, 2013, the four months ended April 30, 2013, respectively. The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, investment coupon receipts, claim and reinsurance recoveries and RMBS subrogation recoveries. The principal uses of Ambac's liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums and tax payments. During the six months ended June 30, 2014, Ambac had net loss and loss expense recoveries of $73.2 million. Ambac had net loss and loss expense recoveries of $3.8 million and $20.4 million in the two months ended June 30, 2013 and the four months ended April 30, 2013, respectively. In addition, premium collection and credit derivative receipts by Ambac were down approximately $8.0 million. In connection with the Settlement Agreement with the IRS, Ambac paid $101.9 million to the US Treasury in April 2013.
Future operating cash flows will primarily be impacted by the level of premium collections, surplus note interest payments (subject to approval by OCI) and claim payments (including the ultimate payment of Deferred Amounts and interest thereon), including payments under credit default swap contracts. As discussed above in Ambac Assurance Liquidity, the Segregated Account Rehabilitation Plan, as amended, will have adverse consequences to Ambac's future cash flows as the percentage of the initial cash Interim Payment for permitted policy claims increased from 25% to 45% as of July 21, 2014. Additionally, operating cash flows will be impacted by the expected payment, on December 22, 2014, for both equalizing payments of Deferred Amounts and the early redemption of a portion of the surplus notes issued by the Segregated Account and Ambac Assurance. Total net cash outflows associated with the payment of Deferred Amounts and the redemption of surplus notes specified above are expected to exceed $1.5 billion.
Net cash used in financing activities was ($190.0) million, ($3.3) million and ($5.5) million during the six months ended June 30, 2014, two months ended June 30, 2013, the four months ended April 30, 2013, respectively. Financing activities for the six months ended June 30, 2014 included payments for investment agreement draws of $190.0 million. Financing activities for the two months ended June 30, 2013 and the four months ended April 30, 2013 included paydowns on a variable interest entity secured borrowing of $3.3 million and $5.5 million, respectively.
Net cash provided by (used) in investing activities was $14.8 million, ($168.7) million and $112.3 million for the six months ended June 30, 2014, two months ended June 30, 2013 and the four months ended April 30, 2013, respectively.
Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, at June 30, 2014 Ambac posted collateral of $168.2 million in connection with its outstanding investment agreements.
Ambac Financial Services, LLC (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $160.1 million, including independent amounts, under these contracts at June 30, 2014.
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
Total assets increased by approximately $631 million from December 31, 2013 to $27.7 billion at June 30, 2014, primarily due to an increase in both the non-VIE and VIE investment portfolios partially offset by lower insurance intangible assets and premium receivables from the runoff of the insured portfolio. Total liabilities increased by approximately $386 million from December 31, 2013 to $26.5 billion as of June 30, 2014 , primarily as a result of (i) higher variable interest entity liabilities; (ii) higher loss and loss expense reserves (primarily from the accrual of interest on Deferred Amounts of $308.1 million during 2014) and (iii) higher derivative liabilities; partially offset by (i) lower unearned premium reserves and (ii) lower investment agreement liabilities.
As of June 30, 2014 total stockholders’ equity was $1,223 million, compared with total stockholders’ equity of $978.4 million at December 31, 2013. This increase was primarily due comprehensive income earned during the period, which includes appreciation of non-VIE investment fair values partially offset by the net loss for the six months ended June 30, 2014.
Investment Portfolio. Ambac Assurance’s non-VIE investment objective is to achieve the highest after-tax yield on a diversified portfolio of primarily fixed income investments while employing asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities in the open market given their relative risk/reward characteristics. Ambac Assurance’s investment policies are subject to oversight by the Rehabilitator of the Segregated Account pursuant to contracts entered into between Ambac Assurance and the Segregated Account.
Ambac UK’s non-VIE investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policyholder claims. Ambac UK’s investment portfolio is primarily fixed income investments and pooled investment funds with diversified holdings. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the PRA as regulator of Ambac UK. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
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

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by segment at June 30, 2014 and December 31, 2013:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—June 30, 2014:
Fixed income securities:
Municipal obligations (1)	$981.1	$—	$—	$981.1
Corporate obligations	1,891.8	—	—	1,891.8
Foreign obligations	144.1	—	—	144.1
U.S. government obligations	32.6	45.0	—	77.6
U.S. agency obligations	30.2	—	—	30.2
Residential mortgage-backed securities (2)	1,853.4	—	—	1,853.4
Collateralized debt obligations	144.4	—	—	144.4
Other asset-backed securities	826.3	119.3	32.2	977.8
	5,903.9	164.3	32.2	6,100.4
Short-term (1)	335.2	4.1	4.9	344.2
Other investments	256.5	—	—	256.5
	6,495.6	168.4	37.1	6,701.1
Fixed income securities pledged as collateral:
U.S. government obligations	65.0	—	—	65.0
	65.0	—	—	65.0
Total investments	$6,560.6	$168.4	$37.1	$6,766.1
Percent total	97.0%	2.5%	0.5%	100%

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—December 31, 2013:
Fixed income securities:
Municipal obligations (1)	$1,377.7	$—	$—	$1,377.7
Corporate obligations	1,489.4	—	—	1,489.4
Foreign obligations	124.9	—	—	124.9
U.S. government obligations	89.1	37.2	—	126.3
U.S. agency obligations	32.1	—	—	32.1
Residential mortgage-backed securities (2)	1,547.8	10.8	—	1,558.6
Collateralized debt obligations	176.2	7.7	—	183.9
Other asset-backed securities	649.9	314.4	28.1	992.4
	5,487.1	370.1	28.1	5,885.3
Short-term (1)	262.3	—	8.8	271.1
Other investments	241.1	—	—	241.1
	5,990.5	370.1	36.9	6,397.5
Fixed income securities pledged as collateral:
U.S. government obligations	126.2	—	—	126.2
	126.2	—	—	126.2
Total investments	$6,116.7	$370.1	$36.9	$6,523.7
Percent total	93.7%	5.7%	0.6%	100.0%

(1)	Includes taxable and tax exempt securities.

(2)	Includes RMBS insured by Ambac Assurance.

The following table represents the fair value of mortgage and asset-backed securities at June 30, 2014 and December 31, 2013 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—June 30, 2014:
Residential mortgage-backed securities:
RMBS—Second Lien	$860.0	$—	$—	$860.0
RMBS—First-lien—Alt-A	544.6	—	—	544.6
RMBS—First Lien—Sub Prime	287.2	—	—	287.2
RMBS—First Lien—Prime	122.7	—	—	122.7
U.S. Government Sponsored Enterprise Mortgages	37.8	—	—	37.8
Government National Mortgage Association	1.1	—	—	1.1
Total residential mortgage-backed securities	1,853.4	—	—	1,853.4
Other asset-backed securities
Military Housing	227.4	—	—	227.4
Credit Cards	55.4	114.8	9.0	179.2
Auto	156.0	4.5	23.2	183.7
Student Loans	237.7	—	—	237.7
Structured Insurance	51.4	—	—	51.4
Other	98.4	—	—	98.4
Total other asset-backed securities	826.3	119.3	32.2	977.8
Total	$2,679.7	$119.3	$32.2	$2,831.2
Successor Ambac—December 31, 2013:
Residential mortgage-backed securities:
RMBS—Second Lien	$702.1	$—	$—	$702.1
RMBS—First-lien—Alt-A	468.8	—	—	468.8
RMBS—First Lien—Sub Prime	246.0	—	—	246.0
RMBS—First Lien—Prime	86.7	—	—	86.7
U.S. Government Sponsored Enterprise Mortgages	42.9	10.8	—	53.7
Government National Mortgage Association	1.3	—	—	1.3
Total residential mortgage-backed securities	1,547.8	10.8	—	1,558.6
Other asset-backed securities
Military Housing	344.1	—	—	344.1
Credit Cards	20.7	235.3	8.0	264.0
Auto	122.5	79.1	17.8	219.4
Student Loans	14.0	—	—	14.0
Structured Insurance	50.9	—	—	50.9
Other	97.7	—	2.3	100.0
Total other asset-backed securities	649.9	314.4	28.1	992.4
Total	$2,197.7	$325.2	$28.1	$2,551.0
The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and BB as of June 30, 2014, and CCC- and BBB+ as of December 31, 2013, respectively.
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
The following table provides the ratings distribution of the fixed income investment portfolio based on market value at June 30, 2014 and December 31, 2013 by segment:
Rating (1):

	Financial Guarantee (2)	Financial Services	Corporate	Combined
Successor Ambac—June 30, 2014:
AAA	12%	71%	100%	15%
AA	14	29	—	13
A	18	—	—	17
BBB	17	—	—	17
Below investment grade	34	—	—	33
Not rated	5	—	—	5
	100%	100%	100%	100%
Successor Ambac—December 31, 2013:
AAA	12%	87%	100%	16%
AA	24	13	—	23
A	19	—	—	18
BBB	14	—	—	13
Below investment grade	26	—	—	25
Not rated	5	—	—	5
	100%	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade insured bonds purchased as part of the loss remediation strategy represent 29% and 21% of the 2014 and 2013 Financial Guarantee portfolio, respectively.

The increase in the percentage of below investment grade holdings since December 31, 2013 is driven by additional purchases of and increased prices on insured bonds held under Ambac's loss remediation strategy.

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of June 30, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	June 30, 2014 (2)		December 31, 2013
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value (1)	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
Less than 12 months	$49.6	$0.2	$437.7	$28.4
Greater than 12 months	205.6	7.8	—	—
	255.2	8.0	437.7	28.4
Corporate obligations in continuous unrealized loss for:
Less than 12 months	213.1	1.6	877.4	23.9
Greater than 12 months	243.0	5.9	—	—
	456.1	7.5	877.4	23.9
Foreign government obligations in continuous unrealized loss for:
Less than 12 months	50.4	1.3	117.9	6.9
Greater than 12 months	61.6	3.9	—	—
	112.0	5.2	117.9	6.9
U.S. government obligations in continuous unrealized loss for:
Less than 12 months	15.3	0.8	70.0	2.2
Greater than 12 months	15.8	1.1	—	—
	31.1	1.9	70.0	2.2
U.S. agency obligations in continuous unrealized loss for:
Less than 12 months	—	—	5.8	0.1
Greater than 12 months	4.5	—	—	—
	4.5	—	5.8	0.1
Residential mortgage-backed securities in continuous unrealized loss for:
Less than 12 months	167.5	7.2	644.5	18.1
Greater than 12 months	10.1	0.2	—	—
	177.6	7.4	644.5	18.1
Collateralized debt obligations in continuous unrealized loss for:
Less than 12 months	10.1	0.3	137.7	0.4
Greater than 12 months	—	—	—	—
	10.1	0.3	137.7	0.4
Other asset-backed securities in continuous unrealized loss for:
Less than 12 months	33.0	—	630.0	36.6
Greater than 12 months	—	—	—	—
	33.0	—	630.0	36.6
Short term securities in continuous unrealized loss for:
Less than 12 months	4.0	—	—	—
Greater than 12 months	—	—	—	—
	4.0	—	—	—
Total	$1,083.6	$30.3	$2,921.0	$116.6

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.

(2)
As a result of the implementation of Fresh Start, amortized cost for available for sale securities was set to equal fair value on April 30, 2013. Accordingly, at December 31, 2013, Ambac does not have any gross unrealized losses that have been in a continuous unrealized loss position for greater than 12 months.

Management has determined that the unrealized losses in available-for-sale securities at June 30, 2014 are primarily driven by the increases in interest rates and market shifts in risk and liquidity premiums demanded by fixed income investors between the Fresh Start Reporting Date of April 30, 2013 and June 30, 2014. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) there being no unexpected principal and interest payment defaults on these securities; (b) an analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management having no intent to sell these securities; and (d) it being not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis.

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of June 30, 2014 and December 31, 2013, by contractual maturity date:

	June 30, 2014 (2)		December 31, 2013
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	20.6	20.5	74.8	73.1
Due after five years through ten years	148.2	143.6	313.7	294.1
Due after ten years	94.4	91.1	77.6	70.5
	263.2	255.2	466.1	437.7
Corporate obligations:
Due in one year or less	2.0	2.0	25.5	25.5
Due after one year through five years	171.5	169.7	357.5	353.7
Due after five years through ten years	276.6	271.2	475.9	457.8
Due after ten years	13.5	13.2	42.4	40.4
	463.6	456.1	901.3	877.4
Foreign government obligations:
Due in one year or less	2.5	2.3	—	—
Due after one year through five years	44.4	43.3	51.7	50.4
Due after five years through ten years	66.7	63.0	67.6	62.8
Due after ten years	3.6	3.4	5.5	4.7
	117.2	112.0	124.8	117.9
U.S. government obligations:
Due in one year or less	5.1	4.7	0.4	0.4
Due after one year through five years	17.9	17.1	51.3	50.3
Due after five years through ten years	10.0	9.3	17.8	16.7
Due after ten years	—	—	2.7	2.6
	33.0	31.1	72.2	70.0
U.S. agency obligations:
Due in one year or less	—	—	1.3	1.3
Due after one year through five years	4.5	4.5	4.6	4.5
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	4.5	4.5	5.9	5.8
Residential mortgage-backed securities	185.0	177.6	662.6	644.5
Collateralized debt obligations	10.4	10.1	138.1	137.7
Other asset-backed securities	33.0	33.0	666.6	630.0
Short term securities	4.0	4.0	—	—
Total	$1,113.9	$1,083.6	$3,037.6	$2,921.0

Reinsurance Recoverables. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $157.6 million from its reinsurers at June 30, 2014. As of June 30, 2014, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $17,576 million, with the largest reinsurer accounting for $15,756 million or 8.5% of gross par outstanding at June 30, 2014. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at June 30, 2014 and the reinsurers’ rating levels as of August 5, 2014:

Reinsurers	Moody’s Rating	Moody’s Outlook	Percentage ceded Par	Net unsecured reinsurance recoverable (in thousands) (1)
Assured Guaranty Re Ltd	Baa1	Negative	89.7%	$36,077
Sompo Japan Insurance Inc	A1	Stable	6.0%	—
Assured Guaranty Corporation	A3	Negative	4.3%	6,362
Total			100.0%	$42,439

(1)
Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac Assurance.

 Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of June 30, 2014 and December 31, 2013, the insurance intangible asset was $1,549 million and $1,598 million, respectively. The change in the intangible asset during the six months ended June 30, 2014 was primarily due to amortization of $68.0 million. Accumulated amortization was equal to $169 million and $101 million at June 30, 2014 and December 31, 2013, respectively.

Goodwill. At the Fresh Start Reporting Date, goodwill of $515 million was recorded which represented the excess reorganization value which could not be attributed to the fair value of specific identified tangible and intangible assets. As of June 30, 2014 we concluded goodwill was not impaired and the asset remains at $515 million.
Derivative Liabilities. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Successor Ambac reduced its derivative liabilities by $60.0 million at June 30, 2014 and $87.4 million at December 31, 2013 to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of June 30, 2014 is a function of (i) changes to the underlying derivative liabilities before considering Ambac credit quality and (ii) the market’s view that Ambac’s credit quality improved during the six months ended June 30, 2014.
Loss and Loss Expense Reserves. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs as of the reporting date. Additionally, loss and loss expense reserves include the unpaid portion of interest accrued on Deferred Amounts. The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies for which we do not consolidate the VIE. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.
The loss and loss expense reserves, before reinsurance as of June 30, 2014 and December 31, 2013 were $5,588.2 million and $5,470.2 million, respectively. As of June 30, 2014 and December 31, 2013, respectively, $4,307.2 million and $3,904.3 million of Segregated Account claims remain unpaid, including unpaid accrued interest on Deferred Amounts of $308.1 million and $0, respectively.

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	June 30, 2014
($ in millions)	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss expense reserves	$3,184	$238	$4,542	$(1,416)	$(476)	$6,072
Subrogation recoverable	815	70	235	(1,604)	—	(484)
Totals	$3,999	$308	$4,777	$(3,020)	$(476)	$5,588

	December 31, 2013
($ in millions)	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss expense reserves	$3,374	$—	$4,895	$(1,798)	$(503)	$5,968
Subrogation recoverable	530	—	136	(1,164)	—	(498)
Totals	$3,904	$—	$5,031	$(2,962)	$(503)	$5,470

(1)	Present value of future recoveries include RMBS representation and warranty recoveries of $2,284 and $2,207 at June 30, 2014 and December 31, 2013, respectively.
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. We have observed that, with respect to certain bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The bond types that have experienced significant claims and loss reserves are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 94% of our ever-to-date insurance claims recorded with RMBS comprising 90% of our ever-to-date claims payments.
The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s loss reserves at June 30, 2014 and December 31, 2013:

	June 30, 2014
		Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions)	Gross par outstanding (1)	Claims	Accrued interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1) (2)
RMBS	$10,941	$3,981	$307	$2,034	$(2,866)	$(48)	$3,408
Student Loans	2,214	—	—	1,014	(35)	(59)	920
Domestic Public Finance	5,185	18	1	580	(114)	(76)	409
Ambac UK	1,879			918	(5)	(241)	672
All other credits	1,262	—	—	134	—	(52)	82
Loss expenses	—	—	—	97	—	—	97
Totals	$21,481	$3,999	$308	$4,777	$(3,020)	$(476)	$5,588

	December 31, 2013
		Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions)	Gross par outstanding (1)	Claims	Accrued interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1) (2)
RMBS	$11,683	$3,891	$—	$2,312	$(2,821)	$(70)	$3,312
Student Loans	2,352	—	—	1,078	(37)	(59)	982
Domestic Public Finance	5,019	13	—	500	(97)	(78)	338
Ambac UK	1,844	—	—	882	(7)	(242)	633
All other credits	1,309	—	—	148	—	(54)	94
Loss expenses	—	—	—	111	—	—	111
Totals	$22,207	$3,904	$—	$5,031	$(2,962)	$(503)	$5,470

(1)
Ceded Par Outstanding and ceded loss and loss expense reserves at June 30, 2014 and December 31, 2013, are $1,285 and $109 and $901 and $121, respectively. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.

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

The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss and loss expense reserves before subrogation recoveries, subrogation recoveries, and gross loss and loss expense reserves net of subrogation for all RMBS exposures for which Ambac established reserves at June 30, 2014 and December 31, 2013:

	June 30, 2014
($ in millions)	Gross par outstanding	Gross loss and loss expense reserves before representation and warranty subrogation recoveries	Representation and warranty subrogation recoveries	Gross loss and loss expense reserve net of representation and warranty subrogation recoveries
Second-lien	$1,997	$534	$—	$534
First-lien Mid-prime	3,444	2,084	—	2,084
First-lien Sub-prime	1,259	159	—	159
Other	245	179	—	179
Total Credits Without Subrogation	6,945	2,956	—	2,956
Second-lien	2,172	1,287	(1,678)	(391)
First-lien Mid-prime	149	610	(150)	460
First-lien Sub-prime	1,675	839	(456)	383
Total Credits With Subrogation	3,996	2,736	(2,284)	452
Total	$10,941	$5,692	$(2,284)	$3,408

	December 31, 2013
($ in millions)	Gross par outstanding	Gross loss and loss expense reserves before representation and warranty subrogation recoveries	Representation and warranty subrogation recoveries	Gross loss and loss expense reserves net of representation and warranty subrogation recoveries
Second-lien	$2,127	$502	$—	$502
First-lien-Mid-prime	2,590	1,523	—	1,523
First-lien-Sub-prime	1,386	181	—	181
Other	262	149	—	149
Total Credits Without Subrogation	6,365	2,355	—	2,355
Second-lien	2,408	1,291	(1,411)	(120)
First-lien Mid-prime	1,139	1,026	(430)	596
First-lien Sub-prime	1,771	847	(366)	481
Total Credits With Subrogation	5,318	3,164	(2,207)	957
Total	$11,683	$5,519	$(2,207)	$3,312

STUDENT LOANS
Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk. Default data has shown a significant deterioration in the performance of private student loans underlying many of our transactions. Additionally, due to the failure of the auction rate markets, and the subsequent downgrade of the Auction Rate Securities (“ARS”), the interest rates on our insured ARS have increased significantly to punitive levels pursuant to the auction rate transaction terms.

The combined increase in defaults and the penalty rate on the ARS continue to erode the collateralization levels in many of the trusts we insure. Trusts which are currently under-collateralized will see an accelerated deterioration of parity over time as there is not enough excess spread from the assets to cover current obligations.

Total student loan gross loss and loss expense reserves and related gross par outstanding on Ambac insured obligations were as follows:

	June 30, 2014		December 31, 2013
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss and Loss Expense Reserves	Gross Par Outstanding	Gross Loss and Loss Expense Reserves
For-Profit Issuers	$1,883	$843	$1,951	$921
Not-For-Profit Issuers	331	77	401	61
Total	$2,214	$920	$2,352	$982

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
REASONABLY POSSIBLE ADDITIONAL NET CASH FLOWS
Ambac’s management believes that the reserves for loss and loss expenses and unearned premium reserves are adequate to cover claims presented, but reserves for loss and loss expenses are based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. As discussed in Note 6 to the Unaudited Financial Statements in Part I, Item 1 of this Form 10-Q, reserves for loss and loss expenses include unpaid claims for insurance policies allocated to the Segregated Account. These unpaid claims are measured based on the estimated cost of settling the claims, which is principal plus accrued interest. The following reasonably possible additional net cash flows exclude changes to such amounts since they are unrelated to the likelihood of issuer default and potential recoveries and they will only be settled at the sole and absolute discretion of the Rehabilitator.
It is possible that our loss estimate assumptions for insurance policies discussed above could be understated. We have attempted to identify reasonably possible cash flows using more stressful assumptions. The reasonably possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2014 and assumes an inability to execute commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve.
RMBS
Changes to assumptions that could make our reserves under-estimated include deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be significantly lower than our estimate of $2.3 billion, before reinsurance, as of June 30, 2014 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.
In the case of both first and second-lien exposures, the reasonably possible stress case assumes a significantly harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at June 30, 2014 could be approximately $171 million.

Student Loans
Changes to assumptions that could make our reserves under-estimated include but are not limited to the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities. For student loan credits for which we have an estimate of expected loss at June 30, 2014, the reasonably possible increase in loss reserves could be approximately $636 million.
Public Finance
It is possible our loss reserves for public finance credits may be materially under-estimated because most credits and the portfolio as a whole have possible outcomes more adverse than our recorded loss reserves. For public finance credits with loss reserves at June 30, 2014, the sum of all losses in the highest stress case used in our current loss reserving process is $1,755 million greater than the current probability weighted loss reserve.

In our past experience, losses in the public finance portfolio have been contained, with most of our adversely classified credits resolving without loss to Ambac.  For example, we have entered into settlements with two municipalities in bankruptcy that do not require us to suffer permanent losses if our settlements are confirmed and the cities’ plans are adopted. We have a small exposure to another city in bankruptcy and have not yet resolved the treatment of our exposure in their plan. While an unfavorable outcome in this case would not be material financially, all adverse precedents are concerning to the extent they may influence the behavior of other stressed municipalities.

Our recent experience with the city of Detroit in its bankruptcy proceeding has not been favorable and renders future outcomes with other issuers even more difficult to predict and may increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan, but nevertheless require us to incur a loss for a significant portion of our par exposure. Our settlements are also contingent upon the city’s successful plan adoption such that we remain exposed to worse outcomes should it be unable to exit bankruptcy as planned. An additional troubling precedent in the Detroit case is the preferential treatment of certain creditor classes, especially the city pensions. The cost of pensions is often a key driver of municipal stress and less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors. In addition, cities may be more inclined to use bankruptcy to resolve their financial stresses if they believe preferred outcomes for various creditor groups can be achieved.

We currently consider high severity outcomes to be outlying and therefore implicitly assign low or remote probabilities to such outcomes into our current loss reserves unless the situation develops adversely. We expect municipal bankruptcies and defaults to continue to be challenging to project given their complexity and long duration as well as their relative infrequency and the uniqueness of each case, particularly with regard to policy and political issues.  Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market that deprives issuers' access to funding necessary to avoid defaulting on their obligations. While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted market volatility that closes markets.

Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, low ratings and limited access to capital. The Commonwealth’s announced plans to improve its financial position and prospects include the restructuring of debt obligations, and while terms are unknown, and the targets of their restructuring may change, we believe there is a chance of incurring a loss that could be higher than our current reserves. Our loss reserves include scenarios designed to cover a range of possible outcomes but the possible outcomes could shift quickly and materially as this volatile situation unfolds.
Other Credits, including Ambac UK
It is possible our loss reserves on other types of credits, including Ambac UK, may be materially under-estimated because most credits have possible outcomes more adverse than the recorded loss reserve. For all other credits, including Ambac UK, for which we have an expected loss, the sum of all the highest stress case loss scenarios is $918 million greater than the current loss reserve at June 30, 2014.

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
NON-GAAP FINANCIAL MEASURES
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company reports two non-GAAP financial measures: Operating Earnings (Losses) and Adjusted Book Value. A non-GAAP financial measure is a numerical measure of financial performance or financial position that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying profitability drivers of our business and the impact of certain items that the Company believes will reverse from GAAP book value over time through the GAAP statements of comprehensive income. Operating Earnings (Losses) and Adjusted Book Value are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.
The following paragraphs define each non-GAAP financial measure and describe why it is useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is also presented below.
Operating Earnings (Losses). Operating Earnings (Losses) eliminates the impact of certain GAAP accounting requirements and includes certain items that the Company has realized or expects to realize in the future, but that are not reported under GAAP. Operating Earnings (Losses) is defined as net income attributable to common shareholders, as reported under GAAP, adjusted on an after-tax basis for the following:

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

•
Elimination of the gains (losses) on call options on certain surplus notes of Ambac Assurance. Under GAAP accounting, Ambac recorded only a portion of its call options as derivatives. This adjustment allows for all such call options to be accounted for consistently. All call options were either exercised or expired in June 2012. Gains (losses) on call option exercises are not being adjusted for within Operating Earnings (Losses), consistent with other gains and losses.

•	Elimination of non-recurring GAAP Fresh Start reporting adjustments.
The following table reconciles net income attributable to common shareholders to the non-GAAP measure, Operating Earnings (Losses), for all periods presented:

	Successor Ambac –		Predecessor Ambac –
(Dollars in Millions)	Period from April 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from April 1 through April 30, 2013
Net (loss) income attributable to common shareholders	$(207.9)	$205.7	$3,066.8
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	2.3	(50.1)	77.5
Effect of consolidating financial guarantee VIEs	52.9	(15.3)	(386.6)
Insurance intangible amortization	36.3	25.0	—
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	(6.8)	7.3	(6.7)
Fair value (gain) loss on derivatives from Ambac CVA	9.9	30.5	(3.4)
Fresh Start accounting adjustments	—	—	(2,749.7)
Operating Earnings (Losses)	$(113.3)	$203.1	$(2.1)

	Successor Ambac –		Predecessor Ambac –
(Dollars in Millions)	Period from January 1 through June 30, 2014	Period from May 1 through June 30, 2013	Period from January 1 through April 30, 2013
Net (loss) income attributable to common shareholders	$(52.0)	$205.7	$3,349.0
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(1.9)	(50.1)	71.6
Effect of consolidating financial guarantee VIEs	53.2	(15.3)	(413.7)
Insurance intangible amortization	68.0	25.0	—
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	(8.5)	7.3	11.3
Fair value loss on derivative products from Ambac CVA	4.5	30.5	26.7
Fresh Start accounting adjustments	—	—	(2,749.7)
Operating Earnings (Losses)	$63.3	$203.1	$295.2

The effects of Ambac’s emergence from bankruptcy and Fresh Start had a material impact on the comparability of Operating Earnings (Losses) between the periods presented. Refer above for discussion of the significant Fresh Start items impacting comparability.
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
The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value for all periods presented:

(Dollars in Millions)	June 30, 2014	December 31, 2013
Total Ambac Financial Group, Inc. stockholders’ equity	$948.1	$703.0
Adjustments:
Non-credit impairment fair value losses on credit derivatives	70.9	72.8
Effect of consolidating financial guarantee variable interest entities	(324.6)	(372.7)
Insurance intangible asset and goodwill	(2,063.9)	(2,112.5)
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(43.9)	(48.4)
Net unearned premiums and fees in excess of expected losses	1,293.9	1,435.2
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(232.0)	41.9
Adjusted Book Value	$(351.5)	$(280.7)
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Operating Earnings (Losses), including the majority of revenues and expenses but exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment.  Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign exchange rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value decrease from December 31, 2013 to June 30, 2014 of $70.8 million was primarily driven by a reduction in net unearned premiums and fees in excess of expected losses partially offset by Operating Earnings.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, spread risk, and foreign currency exchange risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers are responsible for developing and applying methods to measure risk. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and Sensitivity scenarios to monitor and manage market risk. This process includes frequent analysis of both parallel and non-parallel shifts in benchmark interest rates and “Value-at-Risk” (“VaR”) measures. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Financial instruments of VIEs that are consolidated as a result of Ambac's financial guarantees are excluded from the market risk measures below.
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment agreements, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac and were purchased as part of Ambac's loss remediation strategy neutralize interest rate risk associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the company's interest rate sensitivity measures. The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7 to the Consolidated Financial Statements located in Item 1 of this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at June 30, 2014:

Change in Interest Rates ($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
300 basis point rise	$75	$3,490
200 basis point rise	58	3,473
100 basis point rise	34	3,449
Base scenario	—	3,415
100 basis point decline (1)	(58)	3,357
200 basis point decline (1)	(164)	3,251

(1)	Incorporates an interest rate floor of 0%
Due to the low interest rate environment as of June 30, 2014, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.8 million for a 1 basis point parallel shift in USD swap rates up or down at June 30, 2014.
The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the six months ended June 30, 2014, Ambac’s interest rate derivative portfolio VaR averaged approximately $15.1 million, and ranged from a high of $15.5 million to a low of $14.5 million. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.

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
The following table summarizes the estimated change in fair values on Successor Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation credit spreads at June 30, 2014. It is more likely that actual changes in credit spreads will vary be security:

Change in Reference Obligation Spreads ($ in millions)	Estimated Change in Fair Value	Estimated Fair Value
250 basis point widening	$(32)	$(122)
50 basis point widening	(6)	(96)
Base scenario	—	(90)
50 basis point narrowing	6	(84)
250 basis point narrowing	22	(68)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $16.1 million reduction to the credit derivatives liability as of June 30, 2014. At June 30, 2014 the credit valuation adjustment resulted in a 15.3% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further information on measurement of the credit valuation adjustment.
The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk were not significant as of June 30, 2014. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $43.9 million as of June 30, 2014.
The following table summarizes the estimated change in fair values on Successor Ambac's credit derivative and interest rate swap net liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at June 30, 2014:

Change in Ambac Credit Spreads ($ in millions)	Estimated Change in Fair Value	Estimated Fair Value
250 basis point widening	$24	$(228)
50 basis point widening	5	(247)
Base scenario	—	(252)
50 basis point narrowing	(6)	(258)
250 basis point narrowing	(32)	(284)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased as part of Ambac's loss remediation strategy are held for the purposes of reducing future financial guarantee claim payments. Accordingly, such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Successor Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at June 30, 2014. It is more likely that actual changes in credit spreads will vary be security:

Change in Spreads ($ in millions)	Estimated Change in Fair Value	Estimated Fair Value
250 basis point widening	(424)	$4,265
50 basis point widening	(85)	4,604
Base scenario	—	4,689
50 basis point narrowing	85	4,774
250 basis point narrowing	419	5,108

Foreign Exchange Risk:
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of June 30, 2014.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(51.3)	$(25.6)	$25.6	$51.3

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
Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, Ambac’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The issuance of new common stock may dilute current shareholder value or have adverse effects on our share price.
If we raise capital through the issuance of additional shares of common stock, whether for a new business, general corporate purposes, or in exchange for other securities, the value of our current shareholders’ interests may be diluted as we are not required to offer any such shares to existing stockholders on a preemptive basis.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

Future offerings of debt or equity securities that rank senior to our common stock may adversely affect the market price of our common stock.
If we decide to issue debt or additional equity securities in the future that rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
Actions of the Rehabilitator could adversely affect Ambac, including impacting our ability to realize our remediation recoveries.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation, loss mitigation and efforts to recover losses in the Segregated Account, including recovery efforts in respect of breaches of representations and warranties by sponsors of Ambac-insured RMBS. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities that remain in Ambac Assurance. Moreover, the Rehabilitator retains the sole discretion to adjust claim payments, make payments on Deferred Amounts and, with regulatory approval, to make payments on Segregated Account surplus notes (which would require Ambac Assurance to make proportionate payments on its surplus notes). As a result, certain efforts to remediate losses, and certain other actions taken by Ambac Assurance, are subject to the approval of the Rehabilitator, as are decisions about the timing of payments of significant liabilities of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac. Decisions made by the Rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders. In addition, we are not able to predict the impact such oversight will have on the remediation of losses, and, in particular, on our efforts to recover losses attributable to breaches of representations and warranties by sponsors of Ambac-insured RMBS and our ability to commute outstanding policies and repurchase insured bonds or Surplus Notes, and how vigorously the Rehabilitator will pursue such remediation. We are similarly unable to predict the decisions of the Rehabilitator as to claims payments or payments on Deferred Amounts or, with regulatory approval, Segregated Account surplus notes, the timing and impact of which may negatively affect our financial condition or results of operations. Furthermore, any negative consequences resulting from payments on Segregated Account surplus notes would be magnified due to the fact that the Rehabilitator’s decision to make such payments would require Ambac Assurance to make proportionate payments on its surplus notes.
In addition, the Rehabilitator may propose amendments to the Segregated Account Rehabilitation Plan that could have a significant impact on our financial condition or results of operations, including amendments that could have the effect of minimizing NOL usage payments to Ambac pursuant to the Amended TSA.
The amendments to the Segregated Account Rehabilitation Plan will have an impact on our internal control environment
New policies, procedures, and accounting and reporting systems were required to properly calculate, monitor and report Deferred Amounts and interest thereon at the individual CUSIP level, as required by the amendments to the Segregated Account Rehabilitation Plan. Because of (i) differences in mechanics among the hundreds of CUSIPs to be tracked, differences in interest accrual periods, rates and conventions, and other operational challenges and (ii) the limited amount of time available to implement such changes, there is a risk of operational failure in the calculation, monitoring and reporting of Deferred Amounts and interest thereon.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.            Mine Safety Disclosures.

Not applicable.
Item 5.            Other Information.

None.
Item 6.            Exhibits.

Exhibit Number	Description
10.1+	Ambac Financial Group, Inc.'s Long-Term Incentive Compensation Plan
10.2+	Long-Term Incentive Compensation Agreement dated as of May 9, 2014 between Ambac Financial Group, Inc. and Diana N. Adams.
10.3+	Long-Term Incentive Compensation Agreement dated as of May 9, 2014 between Ambac Financial Group, Inc. and David Trick.
10.4+	Long-Term Incentive Compensation Agreement dated as of May 9, 2014 between Ambac Financial Group, Inc. and Robert B. Eisman.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed herewith.
++	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated: August 11, 2014	By:	/S/ DAVID TRICK
	Name:	David Trick
	Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)