Form 10-Q
period 2014-09-30
AMBAC FINANCIAL GROUP INC
filed 2014-11-10
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-10777

Ambac Financial Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-3621676
(State of incorporation)	(I.R.S. employer identification no.)

One State Street Plaza, New York, New York	10004
(Address of principal executive offices)	(Zip code)

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 6, 2014, 45,003,473 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1.     Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in thousands, except share data)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,941,188 in 2014 and $5,927,254 in 2013)	$6,156,228	$5,885,316
Fixed income securities pledged as collateral, at fair value (amortized cost of $64,323 in 2014 and $126,196 in 2013)	64,031	126,223
Short-term investments, at fair value (amortized cost of $550,898 in 2014 and $271,118 in 2013)	550,900	271,119
Other investments (includes $270,791 at fair value in 2014 and $240,969 at fair value in 2013)	290,870	241,069
Total investments	7,062,029	6,523,727
Cash and cash equivalents	43,332	77,370
Receivable for securities	33,836	14,450
Investment income due and accrued	32,818	37,663
Premium receivables	1,266,632	1,453,021
Reinsurance recoverable on paid and unpaid losses	105,511	121,249
Deferred ceded premium	127,596	145,529
Subrogation recoverable	489,237	498,478
Loans	6,057	6,179
Derivative assets	91,320	77,711
Insurance intangible asset	1,475,012	1,597,965
Goodwill	514,511	514,511
Other assets	173,219	35,927
Variable interest entity assets:
Fixed income securities, at fair value	2,651,683	2,475,182
Restricted cash	7,337	17,498
Investment income due and accrued	4,192	1,365
Loans, at fair value	12,503,484	13,398,895
Intangible assets	—	76,140
Other assets	2,979	19,617
Total assets	$26,590,785	$27,092,477
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in thousands, except share data)	September 30, 2014	December 31, 2013
	(Unaudited)
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$1,953,392	$2,255,680
Loss and loss expense reserves	6,003,474	5,968,712
Ceded premiums payable	61,104	70,962
Obligations under investment agreements	160,515	359,070
Deferred taxes	2,176	2,199
Current taxes	785	738
Long-term debt	1,219,310	963,178
Accrued interest payable	376,773	294,817
Derivative liabilities	348,427	253,898
Other liabilities	66,101	67,377
Payable for securities purchased	27,263	4,654
Variable interest entity liabilities:
Accrued interest payable	6,141	722
Long-term debt, at fair value	13,159,174	14,091,753
Derivative liabilities	1,955,291	1,772,306
Other liabilities	169	7,989
Total liabilities	$25,340,095	$26,114,055
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares—20,000,000; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; authorized shares—130,000,000; issued and outstanding shares—45,004,410 at September 30, 2014 and 45,003,461 at December 31, 2013	450	450
Additional paid-in capital	188,648	185,672
Accumulated other comprehensive income	250,865	11,661
Accumulated earnings	535,706	505,219
Common stock held in treasury at cost, 937 shares at September 30, 2014 and December 31, 2013	(19)	(19)
Total Ambac Financial Group, Inc. stockholders’ equity	975,650	702,983
Noncontrolling interest	275,040	275,439
Total stockholders’ equity	1,250,690	978,422
Total liabilities and stockholders’ equity	$26,590,785	$27,092,477
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Unaudited)

	Period from July 1	Period from July 1
	through	through
(Dollars in thousands, except share data)	September 30, 2014	September 30, 2013
Revenues:
Net premiums earned	$64,831	$70,949
Net investment income:
Securities available-for-sale and short-term	82,881	51,776
Other investments	700	350
Total net investment income	83,581	52,126
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(6,997)	(38,553)
Portion of loss recognized in other comprehensive income	1,986	516
Net other-than-temporary impairment losses recognized in earnings	(5,011)	(38,037)
Net realized investment gains (losses)	10,045	(10,310)
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	596	1,580
Unrealized gains (losses)	6,820	29,614
Net change in fair value of credit derivatives	7,416	31,194
Derivative products	(15,685)	12,372
Other income (loss)	1,046	(1,751)
Income (loss) on variable interest entities	9,116	55,109
Total revenues before expenses and reorganization items	155,339	171,652
Expenses:
Losses and loss expenses (benefit)	(28,698)	(154,290)
Insurance intangible amortization	41,908	37,473
Underwriting and operating expenses	25,513	25,047
Interest expense	31,841	31,817
Total expenses (benefit) before reorganization items	70,564	(59,953)
Pre-tax income (loss) from continuing operations before reorganization items	84,775	231,605
Reorganization items	2	4
Pre-tax income (loss) from continuing operations	84,773	231,601
Provision for income taxes	2,344	594
Net income (loss)	82,429	231,007
Less: net (loss) gain attributable to noncontrolling interest	(21)	32
Net income (loss) attributable to common shareholders	$82,450	$230,975
Other comprehensive income (loss), after tax:
Net income (loss)	$82,429	$231,007
Unrealized gains (losses) on securities, net of deferred income taxes of $0	(17,225)	53,877
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	(38,429)	39,798
Changes to postretirement benefit, net of tax of $0	(204)	—
Total other comprehensive (loss) income, net of tax	(55,858)	93,675
Total comprehensive income (loss)	26,571	324,682
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net (loss) gain	(21)	32
Currency translation adjustments	(395)	414
Total comprehensive income (loss) attributable to common shareholders	$26,987	$324,236
Net income (loss) per share attributable to common shareholders	$1.83	$5.13
Net income (loss) per diluted share attributable to common shareholders	$1.77	$4.98
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Unaudited)

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
(Dollars in thousands, except share data)	September 30, 2014	September 30, 2013	April 30, 2013
Revenues:
Net premiums earned	$212,391	$128,988	$130,000
Net investment income:
Securities available-for-sale and short-term	228,570	80,987	116,371
Other investments	5,905	(2,665)	369
Total net investment income	234,475	78,322	116,740
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(26,440)	(40,557)	(467)
Portion of loss recognized in other comprehensive income	2,283	518	—
Net other-than-temporary impairment losses recognized in earnings	(24,157)	(40,039)	(467)
Net realized investment gains (losses)	29,401	8,162	53,305
Change in fair value of credit derivatives:
Realized gains (losses) and other settlements	2,088	7,654	3,444
Unrealized gains (losses)	11,491	74,760	(63,828)
Net change in fair value of credit derivatives	13,579	82,414	(60,384)
Derivative products	(117,511)	96,085	(33,735)
Other income (loss)	8,206	428	8,363
Income (loss) on variable interest entities	(34,574)	59,707	426,566
Total revenues before expenses and reorganization items	321,810	414,067	640,388
Expenses:
Losses and loss expenses (benefit)	6,608	(180,407)	(38,056)
Insurance intangible amortization	109,878	62,425	—
Underwriting and operating expenses	75,332	41,264	44,566
Interest expense	96,122	52,961	31,025
Total expenses (benefit) before reorganization items	287,940	(23,757)	37,535
Pre-tax income (loss) from continuing operations before reorganization items	33,870	437,824	602,853
Reorganization items	211	428	(2,745,180)
Pre-tax income (loss) from continuing operations	33,659	437,396	3,348,033
Provision for income taxes	3,414	1,107	755
Net income (loss)	30,245	436,289	3,347,278
Less: net (loss) gain attributable to noncontrolling interest	(242)	(367)	(1,771)
Net income (loss) attributable to common shareholders	$30,487	$436,656	$3,349,049
Other comprehensive income (loss), after tax:
Net income (loss)	$30,245	$436,289	$3,347,278
Unrealized gains (losses) on securities, net of deferred income taxes of $0	256,660	(37,106)	175,347
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	(17,001)	27,136	(428)
Changes to postretirement benefit, net of tax of $0	(612)	—	185
Total other comprehensive income (loss), net of tax	239,047	(9,970)	175,104
Total comprehensive income (loss)	269,292	426,319	3,522,382
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net (loss) gain	(242)	(367)	(1,771)
Currency translation adjustments	(157)	276	229
Total comprehensive income (loss) attributable to common shareholders	$269,691	$426,410	$3,523,924
Net income (loss) per share attributable to common shareholders	$0.68	$9.70	$11.07
Net income (loss) per diluted share attributable to common shareholders	$0.65	$9.40	$11.07
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Accumulated Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Successor Ambac
Balance at January 1, 2014	$978,422	$505,219	$11,661	$—	$450	$185,672	$(19)	$275,439
Total comprehensive income	269,292	30,487	239,204	—	—	—	—	(399)
Stock-based compensation	2,960	—	—	—	—	2,960	—	—
Shares issued under equity plans	—	—	—	—	—	—	—	—
Warrants exercised	16	—	—	—	—	16	—	—
Balance at September 30, 2014	$1,250,690	$535,706	$250,865	$—	$450	$188,648	$(19)	$275,040

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Accumulated Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Successor Ambac
Balance at May 1, 2013	$460,415	$—	$—	$—	$450	$184,550	$—	$275,415
Total comprehensive income	426,319	436,656	(10,246)	—	—	—	—	(91)
Warrants exercised	16	—	—	—	—	16	—	—
Balance at September 30, 2013	$886,750	$436,656	$(10,246)	$—	$450	$184,566	$—	$275,324

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Accumulated Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Predecessor Ambac
Balance at January 1, 2013	$(3,246,967)	$(6,297,264)	$625,385	$—	$3,080	$2,172,027	$(410,755)	$660,560
Total comprehensive income	3,522,382	3,349,049	174,875	—	—	—	—	(1,542)
Stock-based compensation	(60)	(60)	—	—	—	—	—	—
Shares issued under equity plans	60	—	—	—	—	—	60	—
Elimination of Predecessor Ambac Shareholder equity accounts and noncontrolling interest adjustment	—	2,948,275	(800,260)	—	(3,080)	(2,172,027)	410,695	(383,603)
Balance at April 30, 2013	$275,415	$—	$—	$—	$—	$—	$—	$275,415
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
(Dollars in thousands)	September 30, 2014	September 30, 2013	April 30, 2013
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$30,487	$436,656	$3,349,049
Noncontrolling interest in subsidiaries’ earnings	(242)	(367)	(1,771)
Net income (loss)	30,245	436,289	3,347,278
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,223	1,243	974
Amortization of bond premium and discount	(50,432)	(15,056)	(60,146)
Reorganization items	211	428	(2,745,180)
Share-based compensation	2,960	—	—
Deferred income taxes	(23)	31	(6)
Current income taxes	47	821	(101,188)
Deferred acquisition costs	—	—	14,207
Unearned premiums, net	(284,355)	(164,551)	(172,549)
Losses and loss expenses, net	59,741	(158,706)	(43,284)
Ceded premiums payable	(9,858)	(6,440)	(2,059)
Investment income due and accrued	4,845	3,846	1,781
Premium receivables	186,389	95,621	88,990
Accrued interest payable	81,956	37,454	23,953
Amortization of insurance intangible assets	109,878	62,425	—
Net mark-to-market (gains) losses	(11,491)	(74,760)	63,828
Net realized investment gains	(29,401)	(8,162)	(53,305)
Other-than-temporary impairment charges	24,157	40,039	467
Variable interest entity activities	34,574	(59,707)	(426,566)
Other, net	106,703	(106,559)	62,122
Net cash provided by (used in) operating activities	258,369	84,256	(683)
Cash flows from investing activities:
Proceeds from sales of bonds	1,727,142	622,608	310,916
Proceeds from matured bonds	896,936	461,436	307,472
Purchases of bonds	(2,547,727)	(1,400,547)	(286,633)
Proceeds from sales of other invested assets	40,173	59,449	—
Purchases of other invested assets	(54,768)	(127,237)	(164,368)
Change in short-term investments	(279,781)	177,385	(64,956)
Loans, net	112	1,134	1,920
Change in swap collateral receivable	(105,354)	10,889	(8,863)
Other, net	6,553	(1,667)	19,828
Net cash (used in) provided by investing activities	(316,714)	(196,550)	115,316
Cash flows from financing activities:
Proceeds from the sale of Junior Surplus Notes of the Segregated Account	224,262	—	—
Paydowns of variable interest entity secured borrowing	—	(7,566)	(5,519)
Proceeds from warrant exercise	15	16	—
Payments for investment agreement draws	(199,970)	(4,556)	—
Net cash provided by (used in) financing activities	24,307	(12,106)	(5,519)
Net cash flow	(34,038)	(124,400)	109,114
Cash and cash equivalents at beginning of period	77,370	152,951	43,837
Cash and cash equivalents end of period	$43,332	$28,551	$152,951

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
(Dollars in thousands)	September 30, 2014	September 30, 2013	April 30, 2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,246	$336	$102,129
Interest on variable interest entity secured borrowing	—	163	276
Interest on investment agreements	459	640	444
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	272	15,478	3,860
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
Ambac Financial Group, Inc.
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware. Ambac's common stock and warrants are listed on NASDAQ and trade under the symbols “AMBC” and “AMBCW,” respectively.
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
As part of its asset/liability management strategy, Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or restructure or exchange its outstanding debt and insurance obligations.
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
On August 28, 2014, Ambac sold $350,000 face amount of junior surplus notes (the "Junior Surplus Notes") issued to it by the Segregated Account (as defined below), plus accrued but unpaid interest thereon, into a newly formed Trust in exchange for cash of $224,262 and a subordinated owner trust certificate (the "Owner Trust Certificate") issued by the Trust in the face amount of $74,794 The Trust funded the cash portion of its purchase of the Junior Surplus Notes with proceeds of the private placement of $299,175 face amount of Notes to third party investors ("Notes"), which amount equates to approximately 80% of par plus accrued and unpaid interest on the Junior Surplus Notes. The Notes have final maturity of August 28, 2039. Interest on the Notes will accrue at 5.1% per annum and compound annually on June 7th of each year up to and including the maturity date. Payments on the Notes will be made when and to the extent that the Segregated Account makes payments on the Junior Surplus Notes. The Notes must be paid in full before any payments will be made on the Owner Trust Certificate. The Notes and Owner Trust Certificate are non-recourse to Ambac, Ambac Assurance Corporation and the Segregated Account, but will be collateralized by the Junior Surplus Notes. Ambac will record the Owner Trust Certificate as an equity investment and will reflect the activities of the non-consolidated Trust within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income.
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the authority of the Rehabilitator (as defined below) to control the management of the Segregated Account (as defined below). In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. Ambac Assurance's ability to commute policies or purchase liabilities may also be limited by available liquidity.

As a result of uncertainties associated with the aforementioned oversight by the Rehabilitator of the Segregated Account, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the nine and twelve month periods ending September 30, 2014 and December 31, 2013, respectively, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
Segregated Account of Ambac Assurance Corporation
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Net par exposure as of September 30, 2014 for policies allocated to the Segregated Account was $19,650,823.
In 2010, Ambac Assurance issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. Interest on the Secured Note accrued at the rate of 4.5% per annum, and accrued interest was capitalized and added to outstanding principal quarterly. The Segregated Account had the ability to demand payment under the Secured Note from time to time to pay claims and other liabilities. By June 30, 2014, the Secured Note, including capitalized interest since the date of issuance, was fully drawn, resulting in a balance of $0. Following the exhaustion of the Secured Note, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities. In addition, certain operating and administrative costs and expenses of the Segregated Account are now reimbursable by Ambac Assurance pursuant to the cooperation agreement between the Segregated Account and Ambac Assurance dated as of March 24, 2010, as amended (the “Cooperation Agreement”).
Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At September 30, 2014, Ambac Assurance’s surplus as regards to policyholders of $897,692 exceeded the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan (as defined below) and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011, although it did not become effective at such time. The confirmed Segregated Account Rehabilitation Plan also made permanent the injunctions issued by the Rehabilitation Court on March 24, 2010.
In 2013 the Rehabilitator received approval from the Rehabilitation Court to make cash payments in excess of 25% of the permitted policy claim amount (“Supplemental Payments”) with respect to certain policies so that cash flow in the related securitization trusts that would have been available to reimburse Ambac Assurance had it paid claims in full under such policies is not diverted to uninsured holders who would not have received such cash flow if claims had been paid in full. As a result, the Segregated Account began making Supplemental Payments on certain SP Policies in August 2013. In the first quarter of 2014, the Rehabilitator also received approval from the Rehabilitation Court for the Rehabilitator and the Segregated Account to disburse settlement proceeds from RMBS remediation claims as permitted policy claim payments, with such distributions to include (i) paying claims payments in excess of the then applicable claims cash payment percentage, and/or (ii) paying all or portions of unpaid permitted policy claims (such policy claim payments, “Special Policy Payments”).
On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan that had been proposed by the Rehabilitator, and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. The amendments to the Segregated Account Rehabilitation Plan primarily modified the mechanism for handling claims. Instead of the combination of cash payments and interest-bearing surplus notes originally contemplated by the Segregated Account Rehabilitation Plan, under the amended Segregated Account Rehabilitation Plan holders of permitted policy claims have received and will receive an initial interim cash payment for a portion of such policy claim (“Interim Payment”), together with the right to receive a deferred payment equal to the balance of the unpaid policy claim, as may be adjusted from time to time pursuant to the terms of the amended Segregated Account Rehabilitation Plan (“Deferred Amount”). Payments of Deferred Amounts will be made at such times as the Rehabilitator deems appropriate in his sole discretion. The Segregated Account will also establish junior deferred amounts (“Junior Deferred Amounts”) with respect to permitted general claims instead of issuing junior surplus notes to the holders of such claims as contemplated under the original Segregated Account Rehabilitation Plan.
The amendments to the Segregated Account Rehabilitation Plan also require that Deferred Amounts and Junior Deferred Amounts will generally accrue and compound interest at an annual effective rate of 5.1%. However, in the case of insured bonds whose outstanding principal balance is not reduced by the unpaid portion of permitted policy claims (such bonds, “Undercollateralized Bonds”), the 5.1% effective annual interest rate on the Deferred Amount will be reduced by the bond interest rate applicable to such Undercollateralized Bonds. In the case of permitted policy claims relating to transactions that pay monthly, interest will begin to accrue on Deferred Amounts from the first distribution date (under the transaction documents for the relevant bond) after the date on which the Interim Payment in respect of such permitted policy claim was made. For permitted policy claims relating to transactions that do not pay monthly, interest will begin to accrue on Deferred Amounts from the first Payment Date (as defined in the Segregated Account Rehabilitation Plan, as amended) to occur after the date on which the Interim Payment in respect of such permitted policy claim was made.
Following the effective date of the Segregated Account Rehabilitation Plan, as amended, the percentage of the initial cash Interim Payment for permitted policy claims increased from 25% to 45% with effect from July 21, 2014. As with previously permitted policy claims, the remaining portion of the unpaid permitted policy claims (in this case, 55%) will remain outstanding as Deferred Amounts and, subject to the adjustment for Undercollateralized Bonds, will accrue interest at 5.1% per annum. These Deferred Amounts, together with interest thereon, may be paid from time to time in the future at the sole discretion of the Rehabilitator.
The Rehabilitator has also confirmed that a portion of Deferred Amounts outstanding as of July 20, 2014 (the “Reconciliation Date”) (together with interest thereon) will be paid, if still outstanding, on December 22, 2014 (the "Deferred Payment Date") in accordance with the Segregated Account Rehabilitation Plan, as amended, so that those policyholders that received 25% (and not 45%) cash Interim Payments in respect of their permitted policy claims will generally be entitled to receive equalizing payments in cash of 26.67% of their Deferred Amounts (including accrued interest thereon) outstanding as of the Reconciliation Date. Policyholders will be entitled to receive an equalizing payment of their Deferred Amounts equal to the lower of (i) their outstanding Deferred Amounts on December 22, 2014, and (ii) 26.67% of their Deferred Amounts as of the Reconciliation Date, even if they have received a Supplemental Payment (as defined in Note 1 to the Consolidated Financial Statements located in Part II, Item 8 of Ambac's 2013 Form 10-K) and/or a Special Policy Payment (as defined in Note 13). The aggregate amount of equalizing payments for Deferred Amounts is estimated to be approximately $1,137,500.
In addition, the Segregated Account will be required, pursuant to the terms of the amended Segregated Account Rehabilitation Plan, to early redeem a portion of its surplus notes (excluding junior surplus notes) on or about the Deferred Payment Date. The redemption amount of the Segregated Account surplus notes will be equal to 26.67% of the sum of par and accrued interest on such Segregated Account surplus notes, in each case, outstanding as at the Reconciliation Date. Pursuant to the terms of the Settlement Agreement, dated as of June 7, 2010 (the “Settlement Agreement”), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, Ambac Assurance will be required to make a proportionate redemption of its surplus notes when the Segregated Account redeems Segregated Account surplus notes (excluding junior surplus notes). Therefore, if the equalizing 26.67% payment of the Deferred Amounts specified above is made, the Segregated Account and Ambac Assurance will be required to make redemptions of surplus notes (excluding any junior surplus notes) on or about the Deferred Payment Date in an amount equal to 26.67% of the sum of par and accrued interest outstanding on such surplus notes as at the Reconciliation Date, which is estimated to be approximately $413,587 in respect of those surplus notes owned by third parties. Ambac Assurance, for and on behalf of itself and as the management services provider for the Segregated Account, sought and received the approval of the Commissioner of Insurance of the State of Wisconsin to effect these redemptions of surplus notes on November 20, 2014, rather than the Deferred Payment Date, to save interest expense. Such approval was granted on October 13, 2014.
2.     REORGANIZATION UNDER CHAPTER 11
We followed the accounting prescribed by the Reorganizations Topic of the Accounting Standards Codification (the “ASC”) while Ambac was in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2013, Ambac executed a closing agreement with the United States Internal Revenue Service (the "IRS") to conclude the settlement of a dispute (“IRS Settlement"). On May 1, 2013 (the “Effective Date”), the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the "Reorganization Plan") became effective and Ambac emerged from bankruptcy.

This IRS Settlement represented the final material contingency under the Reorganization Plan required for the adoption of fresh start financial statement reporting under the Reorganizations Topic of the ASC. As such, fresh start financial statement reporting ("Fresh Start") was adopted by the Company on April 30, 2013 (“Fresh Start Reporting Date”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock and fair value adjustments. Adopting Fresh Start results in a new reporting entity with no beginning retained earnings or accumulated deficit. For periods after the Fresh Start Reporting Date, the Company will be referred to as Successor Ambac, whereas for all periods as of and preceding the Fresh Start Reporting Date, the Company will be referred to as Predecessor Ambac. Presentation of information for Successor Ambac represents the financial position and results of operations of Successor Ambac and is not comparable to Predecessor Ambac financial statements.
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

	Period from July 1	Period from July 1
	through	through
	September 30, 2014	September 30, 2013
U.S. Trustee fees	$—	$13
Professional fees	2	(9)
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	—
Fresh start reporting adjustments	—	—
Total reorganization items	$2	$4

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
	September 30, 2014	September 30, 2013	April 30, 2013
U.S. Trustee fees	$—	$13	$23
Professional fees	211	415	4,483
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	—	(1,521,435)
Fresh start reporting adjustments	—	—	(1,228,251)
Total reorganization items	$211	$428	$(2,745,180)
3.    SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES ("VIEs")
Ambac, with its subsidiaries, has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored two special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. As further described in Note 1 - Background and Business Description, on August 28, 2014, Ambac monetized its ownership of the Junior Surplus Notes issued to it by the Segregated Account by depositing the Junior Surplus Notes into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the Junior Surplus Notes. Ambac does not consolidate the VIE. Ambac reports its interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income.
In 2011, Ambac Assurance entered into a secured borrowing transaction under which VIEs were created for the purpose of re-securitizing certain invested assets and collateralizing the borrowing. These VIEs were consolidated because Ambac Assurance was involved in their design and held a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. There was no VIE debt outstanding to third parties under this secured borrowing transaction as of September 30, 2014 and December 31, 2013. The repaid debt represented the senior-most tranche of the securitization structure and was repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance. These VIEs were liquidated in August 2014.  Refer to Note 8 - Investments for further discussion of the restrictions on these securities.
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
Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac Assurance’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7 for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At September 30, 2014 and December 31, 2013 the fair value of these entities are $12,401 and $13,384, respectively, and is reported within Other assets on the Consolidated Balance Sheets.
Since their inception, there have been 15 individual transactions with these entities, of which 3 transactions remain outstanding as of September 30, 2014. Total principal amount of debt outstanding was $461,355 and $461,355 at September 30, 2014 and December 31, 2013, respectively. In each case, Ambac sold assets to these entities. The assets are composed of utility obligations with a weighted average rating of BBB at September 30, 2014 and weighted average life of 7.8 years. The purchase by these entities of financial assets was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of September 30, 2014 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.
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
Ambac was not presented with claims on insurance policies issued to these entities during the nine months ended September 30, 2014, the four months ended April 30, 2013 or the five months ended September 30, 2013. Successor Ambac received recoveries of $988 for the three and nine months ended September 30, 2014, and $2,747 for the three and five months ended September 30, 2013, in respect of previously paid claims. Predecessor Ambac received recoveries of $1,455 for the four months ended April 30, 2013, in respect of previously paid claims.
Consolidation of VIEs:
Upon initial consolidation of a VIE, we recognize a gain or loss in earnings for the difference between: (i) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and (ii) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a VIE, we recognize a gain or loss for the difference between: (i) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and (ii) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income.
The variable interest in a VIE generally involves one or more of the following: a financial guarantee policy issued to the VIE, a written credit derivative contract that references liabilities of the VIE or an investment in securities issued by the VIE. The impact of consolidating such VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated VIEs and Ambac’s operating subsidiaries and the inclusion of the VIE’s third party assets and liabilities. For a financial guarantee insurance policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services – Insurance Topic of the ASC. Consequently, upon consolidation, Ambac eliminates the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets. Such insurance assets and liabilities may include premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable, unearned premiums, loss and loss expense reserves, ceded premiums payable and insurance intangible assets. For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation. Ambac did not consolidate any VIEs solely as a result of purchases of the VIE’s debt instruments.
As of September 30, 2014 consolidated VIE assets and liabilities relating to 15 consolidated entities were $15,169,675 and $15,120,775, respectively. As of December 31, 2013, consolidated VIE assets and liabilities relating to 18 consolidated entities were $15,988,697 and $15,872,770, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.
The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Investments:
Corporate obligations	$2,651,683	$2,475,182
Total variable interest entity assets: fixed income securities	$2,651,683	$2,475,182

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of September 30, 2014 and December 31, 2013:

	Estimated fair value	Unpaid principal balance
September 30, 2014
Loans	$12,503,484	$10,653,928
Long-term debt	13,159,174	12,661,349
December 31, 2013
Loans	13,398,895	12,226,481
Long-term debt	$14,091,753	$14,251,771
Effective April 30, 2013, Ambac was required to consolidate an additional VIE which resulted in a gain of $385,291 reported in Predecessor Ambac earnings. The assets of this VIE consisted primarily of identified intangible assets associated with its subsidiaries’ operations. The intangible assets recorded at fair value upon consolidation on April 30, 2013 were $164,520 and were considered held for use. The intangible assets were being amortized over their estimated useful lives resulting in a weighted-average amortization period at the consolidation date of 16 years. Amortization expense for intangible assets for the three and five months ended September 30, 2013 was $2,507 and $5,015, respectively, and is included in Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income. During 2013, management approved plans to sell the VIE intangible assets. Such assets were reclassified as held for sale and their carrying value was reduced to fair value less costs to sell of $76,140 as of December 31, 2013. In 2014, such intangible assets were sold.
During the third quarter of 2014, Ambac deconsolidated three VIEs; one as a result of the termination of the associated financial guarantee exposure and two associated with a fully repaid secured borrowing transaction. There was no gain or loss resulting from these deconsolidations.

Variable Interests in Non-Consolidated VIEs
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes, as of September 30, 2014 and December 31, 2013:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)
September 30, 2014
Global structured finance:
Collateralized debt obligations	$1,317,071	$1,416	$4,677	$4,925
Mortgage-backed—residential	16,958,514	549,303	4,029,415	—
Other consumer asset-backed	5,191,120	66,556	907,591	—
Other commercial asset-backed	5,069,719	376,164	402,744	36,275
Other	4,195,483	99,350	579,036	2,736
Total global structured finance	32,731,907	1,092,789	5,923,463	43,936
Global public finance	32,471,073	465,923	545,760	26,625
Total	$65,202,980	$1,558,712	$6,469,223	$70,561

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Derivative Liabilities (4)
December 31, 2013
Global structured finance:
Collateralized debt obligations	$2,092,072	$3,867	$7,119	$10,092
Mortgage-backed—residential	19,231,335	581,498	3,890,937	—
Other consumer asset-backed	5,425,583	68,511	992,177	—
Other commercial asset-backed	7,237,953	429,559	559,600	39,916
Other	4,347,287	113,468	608,213	4,312
Total global structured finance	38,334,230	1,196,903	6,058,046	54,320
Global public finance	35,732,858	531,519	604,339	27,112
Total	$74,067,088	$1,728,422	$6,662,385	$81,432

(1)
Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include accrued and unpaid interest on Deferred Amounts nor the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.

(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represent the amount recorded in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Derivative liabilities represent the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

4.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for-Sale Securities (1)		Amortization of Postretirement Benefit (1)		Gain (Loss) on Foreign Currency Translation (1)		Total
	Period from July 1	Period from July 1	Period from July 1	Period from July 1	Period from July 1	Period from July 1	Period from July 1	Period from July 1
	through	through	through	through	through	through	through	through
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Successor Ambac
Beginning Balance	$231,975	$(90,983)	$10,439	$—	$63,914	$(12,524)	$306,328	$(103,507)
Other comprehensive income (loss) before reclassifications	(12,222)	4,316	—	—	(38,034)	39,384	(50,256)	43,700
Amounts reclassified from accumulated other comprehensive income	(5,003)	49,561	(204)	—	—	—	(5,207)	49,561
Net current period other comprehensive income (loss)	(17,225)	53,877	(204)	—	(38,034)	39,384	(55,463)	93,261
Balance at September 30	$214,750	$(37,106)	$10,235	$—	$25,880	$26,860	$250,865	$(10,246)

	Unrealized Gains (Losses) on Available- for-Sale Securities (1)		Amortization of Postretirement Benefit (1)		Gain (Loss) on Foreign Currency Translation (1)		Total
	Period from January 1	Period from May 1	Period from January 1	Period from May 1	Period from January 1	Period from May 1	Period from January 1	Period from May 1
	through	through	through	through	through	through	through	through
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Successor Ambac
Beginning Balance	$(41,910)	$—	$10,847	$—	$42,724	$—	$11,661	$—
Other comprehensive income (loss) before reclassifications	261,879	(70,195)	—	—	(16,844)	26,860	245,035	(43,335)
Amounts reclassified from accumulated other comprehensive income	(5,219)	33,089	(612)	—	—	—	(5,831)	33,089
Net current period other comprehensive income (loss)	256,660	(37,106)	(612)	—	(16,844)	26,860	239,204	(10,246)
Balance at September 30	$214,750	$(37,106)	$10,235	$—	$25,880	$26,860	$250,865	$(10,246)

	Unrealized Gains (Losses) on Available-for-Sale Securities (1)	Changes to Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
	Period from January 1	Period from January 1	Period from January 1	Period from January 1
	through	through	through	through
	April 30, 2013	April 30, 2013	April 30, 2013	April 30, 2013
Predecessor Ambac
Beginning Balance	$651,272	$(5,860)	$(20,027)	$625,385
Other comprehensive income (loss) before reclassifications	188,696	—	(657)	188,039
Amounts reclassified from accumulated other comprehensive income	(13,349)	185	—	(13,164)
Elimination of Predecessor Ambac Shareholder Equity Accounts	(826,619)	5,675	20,684	(800,260)
Net current period other comprehensive income (loss)	(651,272)	5,860	20,027	(625,385)
Balance at April 30, 2013	$—	$—	$—	$—
(1)    All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)
	Period from July 1	Period from July 1	Affected Line Item in the
Details about Accumulated Other	through	through	Consolidated Statement of
Comprehensive Income Components	September 30, 2014	September 30, 2013	Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(5,003)	$49,561	Net realized investment gains
	—	—	Tax (expense) benefit
	$(5,003)	$49,561	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(166)	$—	Underwriting and operating expenses (2)
Actuarial gains (losses)	(38)	—	Underwriting and operating expenses (2)
	(204)	—	Total before tax
	—	—	Tax (expense) benefit
	$(204)	$—	Net of tax and noncontrolling interest
Total reclassifications for the period	$(5,207)	$49,561	Net of tax and noncontrolling interest

	Amount Reclassified from Accumulated Other Comprehensive Income (1)
	Successor Ambac –		Predecessor Ambac –
Details about Accumulated Other	Period from January 1	Period from May 1	Period from January 1	Affected Line Item in the
Comprehensive Income	through	through	through	Consolidated Statement of
Components	September 30, 2014	September 30, 2013	April 30, 2013	Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(5,219)	$33,089	$(13,349)	Net realized investment gains
	—	—	—	Tax (expense) benefit
	$(5,219)	$33,089	$(13,349)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(498)	$—	$1,616	Underwriting and operating expenses (2)
Actuarial gains (losses)	(114)	—	(727)	Underwriting and operating expenses (2)
	(612)	—	889	Total before tax
	—	—	(704)	Tax (expense) benefit
	$(612)	$—	$185	Net of tax and noncontrolling interest
Total reclassifications for the period	$(5,831)	$33,089	$(13,164)	Net of tax and noncontrolling interest
(1)Amounts in parentheses indicate debits to the Consolidated Statement of Total Comprehensive Income.
(2)These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
5.     NET INCOME PER SHARE
Predecessor Ambac common stock (and related stock options and restricted stock units) was canceled upon emergence from bankruptcy on the Effective Date. Pursuant to the Reorganization Plan, 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitle such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the three and nine months ended September 30, 2014, 898 and 949 warrants, respectively, were exercised, resulting in an issuance of 949 shares of common stock for the nine months ended September 30, 2014. As of September 30, 2014, Successor Ambac had 5,039,877 warrants outstanding. The earnings per share information for Predecessor Ambac is not meaningful to investors in Successor Ambac’s common stock and warrants.
Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants issued under the Reorganization Plan and unvested options, restricted stock units and performance stock units granted under employee and director compensation plans. The following table provides a reconciliation of the common shares used for basic earnings per share to the diluted shares used for diluted earnings per share:

	Period from July 1	Period from July 1
	through	through
	September 30, 2014	September 30, 2013
Weighted average number of common shares used for basic earnings per share	45,115,882	45,002,463
Effect of potential dilutive shares:
Warrants	1,469,203	1,352,412
Stock options	8,220	—
Restricted stock units	31,384	—
Performance stock units	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	46,624,689	46,354,875
Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	—
Stock options	—	—
Restricted stock units	—	—

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
	September 30, 2014	September 30, 2013	April 30, 2013
Weighted average number of common shares used for basic earnings per share	45,083,831	45,001,741	302,469,544
Effect of potential dilutive shares:
Warrants	1,892,211	1,443,874	—
Stock options	10,569	—	—
Restricted stock units	40,473	—	109,701
Performance stock units	—	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	47,027,084	46,445,615	302,579,245
Anti-dilutive shares excluded from the above reconciliation:
Warrants	—	—	—
Stock options	—	—	475,550
Restricted stock units	—	—	—
6.    FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at September 30, 2014 and December 31, 2013, was 2.9% and 3.0%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2014 and December 31, 2013, was 9.5 years and 9.6 years, respectively.
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
Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. As of September 30, 2014 and December 31, 2013, approximately 44% and 44% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, student loan transactions and a certain asset-backed transaction, which comprised 6%, 6%, and 18% of the total premium receivables at September 30, 2014 and 7%, 7% and 17% of the total premium receivables at December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, $16,063 and $15,262, respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at September 30, 2014.
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
	September 30, 2014	September 30, 2013	April 30, 2013
Beginning premium receivable	$1,453,021	$1,531,631	$1,620,621
Premium receipts	(100,646)	(49,940)	(48,296)
Adjustments for changes in expected and contractual cash flows	(93,795)	(70,900)	(28,237)
Accretion of premium receivable discount	29,644	17,232	14,740
Uncollectable premiums	(801)	(14,800)	(634)
Other adjustments (including foreign exchange)	(20,791)	22,787	(26,563)
Ending premium receivable	$1,266,632	$1,436,010	$1,531,631
Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, the recognition of any remaining UPR is offset by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Successor Ambac’s accelerated premium revenue for retired obligations for the three and nine months ended September 30, 2014 was $9,192 and $42,296. Successor Ambac’s accelerated premium revenue for retired obligations for the three and five months ended September 30, 2013 were $19,698 and $32,747. Predecessor Ambac’s accelerated premium revenue for retired obligations for the four months ended April 30, 2013 was $36,433. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

The effect of reinsurance on premiums written and earned was as follows:

	Period from July 1 through		Period from July 1 through
	September 30, 2014		September 30, 2013
	Written	Earned	Written	Earned
Direct	$(13,700)	$68,685	$(34,380)	$73,997
Assumed	—	23	—	24
Ceded	(2,805)	3,877	(4,017)	3,072
Net premiums	$(10,895)	$64,831	$(30,363)	$70,949

	Successor Ambac				Predecessor Ambac
	Period from January 1 through		Period from May 1 through		Period from January 1 through
	September 30, 2014		September 30, 2013		April 30, 2013
	Written	Earned	Written	Earned	Written	Earned
Direct	$(64,952)	$222,894	$(68,461)	$136,029	$(14,125)	$138,468
Assumed	—	114	—	40	—	32
Ceded	(7,316)	10,617	(7,055)	7,081	(1,098)	8,500
Net premiums	$(57,636)	$212,391	$(61,406)	$128,988	$(13,027)	$130,000
The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at September 30, 2014:

	Future premiums to be collected (1)	Future premiums to be earned, net of reinsurance (1)
Three months ended:
December 31, 2014	$30,343	$44,483
Twelve months ended:
December 31, 2015	119,080	161,776
December 31, 2016	112,384	145,435
December 31, 2017	105,925	133,804
December 31, 2018	100,696	124,570
Five years ended:
December 31, 2023	444,832	514,973
December 31, 2028	352,220	360,470
December 31, 2033	224,150	209,229
December 31, 2038	85,447	88,255
December 31, 2043	28,756	27,365
December 31, 2048	11,920	12,028
December 31, 2053	2,253	3,324
December 31, 2058	31	84
Total	$1,618,037	$1,825,796

(1)
Future premiums to be collected are undiscounted and relate to the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premium liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which results in higher unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

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
For those policies where the potential recovery is less than the sum of unpaid claims and expected future claims, the resulting net cash outflow is recorded as a "Loss and loss expense reserves" liability. For those policies where losses have been paid, but not yet fully recovered, the potential recovery may be greater than the unpaid claims and expected future claims, and the resulting net cash inflow is recorded as a "Subrogation recoverable" asset. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss expense reserves	$3,319,248	$289,865	$4,324,634	$(1,488,476)	$(441,797)	$6,003,474
Subrogation recoverable	695,918	69,955	138,738	(1,393,848)	—	(489,237)
Totals	$4,015,166	$359,820	$4,463,372	$(2,882,324)	$(441,797)	$5,514,237

	December 31, 2013
	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
Loss and loss expense reserves	$3,374,224	$—	$4,895,277	$(1,797,805)	$(502,984)	$5,968,712
Subrogation recoverable	530,091	—	135,610	(1,164,179)	—	(498,478)
Totals	$3,904,315	$—	$5,030,887	$(2,961,984)	$(502,984)	$5,470,234

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
	September 30, 2014	September 30, 2013	April 30, 2013
Beginning gross loss and loss expense reserves	$5,470,234	$5,572,672	$6,122,140
Less reinsurance on loss and loss expense reserves	122,357	138,155	147,409
Beginning balance of net loss and loss expense reserves	5,347,877	5,434,517	5,974,731
Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	236	47,838	2,748
Claim and loss expense payments, net of subrogation and reinsurance	(4)	(163)	(58)
Establishment of RMBS subrogation recoveries, net of reinsurance	—	(315)	(159)
Total current year	232	47,360	2,531
Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(934)	(322,165)	(52,642)
Claim and loss expense recoveries (payments), net of subrogation and reinsurance	67,736	(2,376)	20,902
Change in previously established RMBS subrogation recoveries, net of reinsurance	(6,315)	119,294	(12,596)
Total prior years	60,487	(205,247)	(44,336)
Net change in loss and loss expense reserves	60,719	(157,887)	(41,805)
Net consolidation of certain VIEs	—	—	(498,409)
Ending net loss and loss expense reserves	5,408,596	5,276,630	5,434,517
Add reinsurance on loss and loss expense reserves	105,641	123,425	138,155
Ending gross loss and loss expense reserves	$5,514,237	$5,400,055	$5,572,672
The negative development in loss and loss expense reserves for Successor Ambac established in prior years for the nine months ended September 30, 2014 was primarily due to the addition of accrued interest on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan offset by improved performance in all sectors, including RMBS, international municipal and other structured finance. The positive development in loss and loss expense reserves for Successor Ambac established in prior years for the five months ended September 30, 2013 was primarily due to improved performance of the Student Loan and RMBS portfolios. The positive development in loss and loss expense reserves for Predecessor Ambac established in prior years for the four months ended April 30, 2013 was primarily due to improved performance of the RMBS portfolio offset by deterioration in certain Public Finance and Ambac Assurance UK Limited ("Ambac UK") credits.
The net change in net loss and loss expense reserves are included in losses and loss expenses in the Consolidated Statement of Total Comprehensive Income. For Successor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were an expense of $3,885 and $16,045 for the three and nine months ended September 30, 2014, respectively. Reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were an expense of $17,418 and $12,355 for the three and five months ended September 30, 2013, respectively. For Predecessor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income was a benefit of $3,889 for the four months ended April 30, 2013.

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at September 30, 2014 and December 31, 2013. Net par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. The weighted average risk-free rate used to discount loss reserves at September 30, 2014 and December 31, 2013 was 2.7% and 3.2%, respectively.

Surveillance Categories (at September 30, 2014)
	I/SL	IA	II	III	IV	V	Total
Number of policies	36	26	41	86	164	1	354
Remaining weighted-average contract period (in years)	8	12	15	20	12	6	15
Gross insured contractual payments outstanding:
Principal	$898,817	$478,130	$3,101,558	$5,516,840	$10,463,229	$47	$20,458,621
Interest	344,788	208,929	1,974,807	3,051,291	2,255,635	19	7,835,469
Total	$1,243,605	$687,059	$5,076,365	$8,568,131	$12,718,864	$66	$28,294,090
Gross undiscounted claim liability (1)	$16,134	$11,620	$176,815	$2,474,118	$7,832,910	$60	$10,511,657
Discount, gross claim liability	(1,124)	(1,043)	(18,676)	(869,612)	(894,405)	(2)	(1,784,862)
Gross claim liability before all subrogation and before reinsurance	$15,010	$10,577	$158,139	$1,604,506	$6,938,505	$58	$8,726,795
Less:
Gross RMBS subrogation (2)	—	—	—	(6)	(2,231,234)	—	(2,231,240)
Discount, RMBS subrogation	—	—	—	—	16,810	—	16,810
Discounted RMBS subrogation, before reinsurance	—	—	—	(6)	(2,214,424)	—	(2,214,430)
Less:
Gross other subrogation (3)	—	—	(18,030)	(112,998)	(622,128)	—	(753,156)
Discount, other subrogation	—	—	7,035	29,133	49,094	—	85,262
Discounted other subrogation, before reinsurance	—	—	(10,995)	(83,865)	(573,034)	—	(667,894)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$15,010	$10,577	$147,144	$1,520,635	$4,151,047	$58	$5,844,471
Less: Unearned premium revenue	(10,604)	(3,441)	(76,255)	(280,123)	(71,374)	—	(441,797)
Plus: Loss expense reserves	109	1,754	2,420	9,152	98,128	—	111,563
Gross loss and loss expense reserves	$4,515	$8,890	$73,309	$1,249,664	$4,177,801	$58	$5,514,237
Reinsurance recoverable reported on Balance Sheet (4)	$64	$896	$1,393	$112,683	$(9,525)	$—	$105,511

(1)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.

(3)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (2) above.

(4)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $105,641 related to future loss and loss expenses and $(130) related to previously presented loss and loss expenses.

Surveillance Categories (at December 31, 2013)
	I/SL	IA	II	III	IV	V	Total
Number of policies	18	23	52	76	169	1	339
Remaining weighted-average contract period (in years)	13	19	17	19	11	6	14
Gross insured contractual payments outstanding:
Principal	$834,708	$1,125,284	$3,464,420	$5,597,387	$11,184,943	$47	$22,206,789
Interest	506,903	871,751	2,130,271	2,331,222	2,556,968	18	8,397,133
Total	$1,341,611	$1,997,035	$5,594,691	$7,928,609	$13,741,911	$65	$30,603,922
Gross undiscounted claim liability (1)	$7,447	$54,398	$221,321	$3,029,891	$7,963,137	$65	$11,276,259
Discount, gross claim liability	(1,225)	(6,726)	(32,630)	(1,299,032)	(1,112,829)	(6)	(2,452,448)
Gross claim liability before all subrogation and before reinsurance	$6,222	$47,672	$188,691	$1,730,859	$6,850,308	$59	$8,823,811
Less:
Gross RMBS subrogation (2)	—	—	—	(4,516)	(2,211,333)	—	(2,215,849)
Discount, RMBS subrogation	—	—	—	15	9,236	—	9,251
Discounted RMBS subrogation, before reinsurance	—	—	—	(4,501)	(2,202,097)	—	(2,206,598)
Less:
Gross other subrogation (3)	—	—	(20,367)	(116,145)	(710,187)	—	(846,699)
Discount, other subrogation	—	—	9,522	36,125	45,666	—	91,313
Discounted other subrogation, before reinsurance	—	—	(10,845)	(80,020)	(664,521)	—	(755,386)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$6,222	$47,672	$177,846	$1,646,338	$3,983,690	$59	$5,861,827
Less: Unearned premium revenue	(4,060)	(22,901)	(95,550)	(280,245)	(100,228)	—	(502,984)
Plus: Loss expense reserves	—	11	2,257	1,658	107,465	—	111,391
Gross loss and loss expense reserves	$2,162	$24,782	$84,553	$1,367,751	$3,990,927	$59	$5,470,234
Reinsurance recoverable reported on Balance Sheet	$146	$2,271	$2,273	$119,795	$(3,236)	$—	$121,249

(1)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty breaches.

(3)	Other subrogation represents subrogation, including subrogation from RMBS transactions, other than subrogation as defined in (2) above.

(4)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $122,357 related to future loss and loss expenses and $(1,108) related to previously presented loss and loss expenses.

Ambac records estimated subrogation recoveries for breaches of representations and warranties (R&W) by sponsors of certain RMBS transactions. Prior to the June 30, 2014 reporting period, Ambac utilized the Adverse and Random Sample approaches to estimate R&W subrogation recoveries for certain RMBS transactions. For a discussion of these subrogation recovery approaches, see Note 2, Basis Of Presentation And Significant Accounting Policies, in Part II, Item 8 “Financial Statements and Supplementary Data” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2013. Beginning with the June 30, 2014 reporting period, as a result of gaining further access to loan files, the Random Sample approach has been utilized for all transactions which were previously evaluated using the Adverse Sample approach.
Ambac has recorded RMBS subrogation recoveries of $2,214,430 ($2,189,967 net of reinsurance) and $2,206,598 ($2,183,652 net of reinsurance) at September 30, 2014 and December 31, 2013, respectively. The balance of RMBS subrogation recoveries and the related claim liabilities, by estimation approach, at September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014
Approach	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2)(3)	Gross loss reserves after subrogation recoveries
Random samples (4)	$2,670,550	$(2,214,430)	$456,120
Totals	$2,670,550	(2,214,430)	$456,120

	December 31, 2013
Approach	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2) (3)	Gross loss reserves after subrogation recoveries
Adverse samples	$2,084,911	(1,252,773)	$832,138
Random samples (4)	1,078,861	(953,825)	125,036
Totals	$3,163,772	(2,206,598)	$957,174

(1)	Includes unpaid RMBS claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

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

Below is the rollforward of RMBS subrogation, by estimation approach, for the affected periods:

	Random sample	Adverse sample	Total
Successor Ambac:
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2014	$953,825	$1,252,773	$2,206,598
Changes recognized in 2014:
Additional transactions reviewed	24,565	—	24,565
Changes in estimation approach (1)	1,272,532	(1,218,681)	53,851
Impact of Sponsor Actions (2)	(90,000)	—	(90,000)
All other changes (3)	53,508	(34,092)	19,416
Discounted RMBS subrogation (gross of reinsurance) at September 30, 2014	2,214,430	—	2,214,430

	Random sample	Adverse sample	Total
Successor Ambac:
Discounted RMBS subrogation (gross of reinsurance) at May 1, 2013	$1,004,252	$1,478,666	$2,482,918
Changes recognized through September 30, 2013:
Additional transactions reviewed	2,426	—	2,426
Changes in estimation approach (1)	—	—	—
Impact of Sponsor Actions (2)	—	—	—
All other changes (3)	(48,910)	(74,578)	(123,488)
Discounted RMBS subrogation (gross of reinsurance) at September 30, 2013	$957,768	$1,404,088	$2,361,856

	Random sample	Adverse sample	Total
Predecessor Ambac
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2013	$1,080,408	$1,442,817	$2,523,225
Changes recognized through April 30, 2013:
Additional transactions reviewed	—	—	—
Changes in estimation approach (1)	—	—	—
Impact of sponsor actions (2)	(54,195)	—	(54,195)
All other changes (3)	(21,961)	35,849	13,888
Discounted RMBS subrogation (gross of reinsurance) at April 30, 2013	$1,004,252	$1,478,666	$2,482,918

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

Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income for Successor Ambac. For the three and nine months ended September 30, 2014 the insurance intangible amortization expense was $41,908 and $109,878, respectively. For the three and five months ending September 30, 2013 the insurance intangible amortization expense was $37,473 and $62,425, respectively. As of September 30, 2014 and December 31, 2013, the insurance intangible asset was $1,475,012 and $1,597,965, respectively. The September 30, 2014 and December 31, 2013 insurance intangible asset is net of accumulated amortization of $209,293 and $100,767, respectively.
The estimated future amortization expense for the insurance intangible asset is as follows:

2014	$33,238
2015	122,516
2016	110,532
2017	100,993
2018	93,711
Thereafter	1,014,022
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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2014 and December 31, 2013, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Successor Ambac
	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
September 30, 2014
Financial assets:
Fixed income securities:
Municipal obligations	$939,442	$939,442	$—	$939,442	$—
Corporate obligations	1,805,683	1,805,683	—	1,801,938	3,745
Foreign obligations	125,113	125,113	—	125,113	—
U.S. government obligations	78,048	78,048	78,048	—	—
U.S. agency obligations	29,868	29,868	—	29,868	—
Residential mortgage-backed securities	1,824,492	1,824,492	—	1,824,492	—
Collateralized debt obligations	46,040	46,040	—	46,040	—
Other asset-backed securities	1,307,542	1,307,542	—	1,248,627	58,915
Fixed income securities, pledged as collateral:
U.S. government obligations	64,031	64,031	64,031	—	—
Short term investments	550,900	550,900	549,124	1,776	—
Other investments	290,870	282,845	—	270,791	12,054
Cash and cash equivalents	43,332	43,332	43,332	—	—
Loans	6,057	6,129	—	—	6,129
Derivative assets:
Credit derivatives	1,052	1,052	—	—	1,052
Interest rate swaps—asset position	89,159	89,159	—	89,159	—
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	1,109	1,109	1,109	—	—
Other assets	12,401	12,401	—	—	12,401
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,651,683	2,651,683	—	—	2,651,683
Restricted cash	7,337	7,337	7,337	—	—
Loans	12,503,484	12,503,484	—	—	12,503,484
Total financial assets	$22,377,643	$22,369,690	$742,981	$6,377,246	$15,249,463
Financial liabilities:
Obligations under investment agreements	$160,515	$163,960	$—	$—	$163,960
Long term debt, including accrued interest	1,595,358	1,741,594	—	—	1,741,594
Derivative liabilities:
Credit derivatives	83,882	83,882	—	—	83,882
Interest rate swaps—asset position	(50,107)	(50,107)	—	(50,107)	—
Interest rate swaps—liability position	314,515	314,515	—	181,443	133,072
Futures contracts	—	—	—	—	—
Other contracts	137	137	—	137	—
Liabilities for net financial guarantees written (1)	4,580,937	6,661,100	—	—	6,661,100
Variable interest entity liabilities:
Long-term debt	13,159,174	13,159,174	—	11,870,471	1,288,703
Derivative liabilities:
Interest rate swaps—liability position	1,885,244	1,885,244	—	1,885,244	—
Currency swaps—liability position	70,047	70,047	—	70,047	—
Total financial liabilities	$21,799,702	$24,029,546	$—	$13,957,235	$10,072,311

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2014, approximately 9%, 90%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2013, approximately 11%, 88%, and 1% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.
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

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $3,745 and $3,502 at September 30, 2014 and December 31, 2013, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at September 30, 2014 and December 31, 2013 include the following weighted averages:
September 30, 2014

a.	Coupon rate: 0.35%

b.	Maturity: 19.39 years

c.	Yield: 5.23%
December 31, 2013

a.	Coupon rate: 0.35%

b.	Maturity: 20.14 years

c.	Yield: 6.30%
U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration.  The fair value of such securities classified as Level 3 was $0 and $208 at September 30, 2014 and December 31, 2013, respectively. Valuation of these assets was classified as Level 2 as of September 30, 2014. At December 31, 2013, fair value of these assets was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at December 31, 2013 include the following weighted averages:
December 31, 2013

a.	Coupon rate: 6.98%

b.	Maturity: 1.37 years

c.	Yield: 0.39%
Other asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. The fair value of such securities classified as Level 3 was $58,915 and $64,073 at September 30, 2014 and December 31, 2013, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at September 30, 2014 and December 31, 2013 include the following weighted averages:
September 30, 2014

a.	Coupon rate: 0.63%

b.	Maturity: 6.69 years

c.	Yield: 4.72%
December 31, 2013

a.	Coupon rate: 0.64%

b.	Maturity: 7.15 years

c.	Yield: 5.17%
Other Investments:
Other investments primarily relate to investments in pooled investment funds, which are valued using the net asset value (“NAV”) per share, calculated on at least a monthly basis where NAV is the basis for determining the redemption value of the investment. These investments are classified as Level 2 as redemptions may be made in the near term (within 90 days) without significant impediments or restrictions. Ambac assesses impediments to redemption and other factors that may restrict the ability to redeem investments in the near term or at values approximating the NAV and may classify the investments as Level 3 if such factors exist. Other investments also include Ambac's equity interest in a securitization trust created in 2014 that holds junior surplus notes issued by the Segregated Account as assets and issued Offered Notes to third party investors. Valuation of Ambac's equity interest in the trust is classified as Level 3 and equals the excess of the fair value of the trust's junior surplus note assets over that of its note liabilities, both of which are calculated by discounting estimated future cash flows.

Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of credit derivative liabilities was reduced by $15,978 and $38,966 at September 30, 2014 and December 31, 2013, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $48,481 and $48,425 at September 30, 2014 and December 31, 2013, as a result of Ambac's credit risk ("Ambac CVA") adjustments to derivative contracts other than credit derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations.
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
Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 73% of CDS gross par outstanding and 65% of the CDS derivative liability as of September 30, 2014.
When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 27% of CDS gross par outstanding and 35% of the CDS derivative liability as of September 30, 2014.
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
Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the current cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at LIBOR compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at LIBOR, was 16.2% and 29.2% as of September 30, 2014 and December 31, 2013, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).
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
The net notional outstanding of Ambac’s CDS contracts were $1,958,926 and $2,776,103 at September 30, 2014 and December 31, 2013, respectively. Credit derivative liabilities at September 30, 2014 and December 31, 2013 had a combined net fair value of $82,830 and $94,322, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of September 30, 2014 and December 31, 2013 is summarized below:

Successor Ambac - As of September 30, 2014	CLOs	Other (1)
Notional outstanding	$669,251	$1,230,874
Weighted average reference obligation price	98.8	88.6
Weighted average life (WAL) in years	1.8	4.8
Weighted average credit rating	AA	BBB
Weighted average relative change ratio	35.7%	43.7%
CVA percentage	5.63%	16.77%
Fair value of derivative liabilities	$2,726	$78,246

Successor Ambac - As of December 31, 2013	CLOs	Other (1)
Notional outstanding	$1,337,737	$1,291,371
Weighted average reference obligation price	98.0	85.7
Weighted average life (WAL) in years	2.1	5.4
Weighted average credit rating	AA	BBB-
Weighted average relative change ratio	35.3%	43.1%
CVA percentage	13.67%	30.70%
Fair value of derivative liabilities	$7,993	$84,780

(1)
Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $58,801, WAL of 1.4 years and liability fair value of $1,858 as of September 30, 2014. Other inputs to the valuation of these transactions at September 30, 2014 include weighted average quotes of 4% of notional, weighted average rating of A and Ambac CVA percentage of 2.41%. As of December 31, 2013, these contracts had a combined notional outstanding of $146,995, WAL of 1.0 years and liability fair value of $1,549. Other inputs to the valuation of these transactions at December 31, 2013 include weighted average quotes of 1% of notional, weighted average rating of A+ and Ambac CVA percentage of 8.7%.

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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, net cash flows for each policy included: (i) installment premium receipts, (ii) estimated future gross claim payments, (iii) subrogation receipts, and (iv) unpaid claims on claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts. For ceded reinsurance contracts, net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each individual direct, assumed, and ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees and current inactive state of the industry there is a lack of observable market information to make this estimate. A profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The profit margin was 17% and 17% as of September 30, 2014 and December 31, 2013, respectively. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.

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
European ABS transactions: The fair value of such obligations classified as Level 3 was $1,093,259 and $1,329,985 at September 30, 2014 and December 31, 2013, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization entity. Significant inputs for the valuation at September 30, 2014 and December 31, 2013 include the following weighted averages:
September 30, 2014

a.	Coupon rate: 0.33%

b.	Maturity: 21.48 years

c.	Yield: 9.42%
December 31, 2013

a.	Coupon rate: 0.72%

b.	Maturity: 17.86 years

c.	Yield: 8.02%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $195,444 and $184,620 at September 30, 2014 and December 31, 2013, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates

Ambac’s own credit risk. Significant inputs for the valuation at September 30, 2014 and December 31, 2013 include the following weighted averages:
September 30, 2014

a.	Coupon rate: 5.88%

b.	Maturity: 15.88 years

c.	Yield: 7.36%
December 31, 2013

a.	Coupon rate: 6.11%

b.	Maturity: 6.83 years

c.	Yield: 11.95%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at September 30, 2014 and December 31, 2013 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 4.4% and 5.1% at September 30, 2014 and December 31, 2013, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
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

Level-3 Financial Assets and Liabilities Accounted for at Fair Value

				VIE Assets and Liabilities
Successor Ambac - Period from July 1 through September 30, 2014	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$66,352	$12,782	$(218,661)	$2,688,388	$13,743,231	$(1,375,049)	$14,917,043
Total gains/(losses) realized and unrealized:
Included in earnings	835	(381)	3,885	105,116	209,028	(16,961)	301,522
Included in other comprehensive income	(254)	—	—	(141,821)	(678,944)	62,314	(758,705)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	(3,388)	—	—	—	—	—	(3,388)
Settlements	(885)	—	(1,126)	—	(73,042)	4,102	(70,951)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	(696,789)	36,891	(659,898)
Balance, end of period	$62,660	$12,401	$(215,902)	$2,651,683	$12,503,484	$(1,288,703)	$13,725,623
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(381)	$3,229	$105,116	$215,296	$(16,047)	$307,213

				VIE Assets and Liabilities
Successor Ambac - Period from January 1 through September 30, 2014	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$67,783	$13,384	$(186,934)	$2,475,182	$13,398,895	$(1,514,605)	$14,253,705
Total gains/(losses) realized and unrealized:
Included in earnings	1,676	(983)	(36,323)	235,178	735,597	(268,951)	666,194
Included in other comprehensive income	(595)	—	—	(58,677)	(270,727)	24,066	(305,933)
Purchases	—	—	—	—	70,000	—	70,000
Issuances	—	—	—	—	—	—	—
Sales	(3,388)	—	—	—	—	—	(3,388)
Settlements	(2,608)	—	7,355	—	(733,492)	433,896	(294,849)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(208)	—	—	—	(696,789)	36,891	(660,106)
Balance, end of period	$62,660	$12,401	$(215,902)	$2,651,683	$12,503,484	$(1,288,703)	$13,725,623
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(983)	$(39,830)	$235,178	$736,732	$(264,899)	$666,198

				VIE Assets and Liabilities
Successor Ambac - Period from July 1 through September 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$68,572	$13,884	$(340,663)	$2,242,989	$13,820,878	$(1,573,687)	$14,231,973
Total gains/(losses) realized and unrealized:
Included in earnings	467	(213)	37,126	36,694	195,305	21,816	291,195
Included in other comprehensive income	5,951	—	—	144,231	842,715	(76,533)	916,364
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(4,192)	—	(2,137)	—	(96,452)	—	(102,781)
Transfers in Level 3	273	—	—	—	—	4,253	4,526
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$71,071	$13,671	$(305,674)	$2,423,914	$14,762,446	$(1,624,151)	$15,341,277
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(213)	$32,984	$36,694	$195,305	$21,816	$286,586

				VIE Assets and Liabilities
Successor Ambac – Period from May 1 through September 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359
Total gains/(losses) realized and unrealized:
Included in earnings	863	(390)	107,253	(172,304)	(391,336)	26,163	(429,751)
Included in other comprehensive income	6,013	—	—	95,653	560,294	(48,319)	613,641
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(5,490)	—	2,433	—	(158,565)	4,253	(157,369)
Transfers in Level 3	273	—	—	—	—	(220,922)	(220,649)
Transfers out of Level 3	—	—	—	—	—	365,046	365,046
Balance, end of period	$71,071	$13,671	$(305,674)	$2,423,914	$14,762,446	$(1,624,151)	$15,341,277
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(390)	$65,509	$(172,304)	$(391,336)	$26,163	$(472,358)

				VIE Assets and Liabilities
Predecessor Ambac – Period from January 1 through April 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$60,402	$14,557	$(322,337)	$2,261,294	$15,359,073	$(2,956,501)	$14,416,488
Additions of VIEs consolidated	—	—	—	—	—	(409,300)	(409,300)
Total gains/(losses) realized and unrealized:
Included in earnings	(33)	(496)	(88,546)	328,768	956,402	(138,914)	1,057,181
Included in other comprehensive income	12,329	—	—	(89,497)	(849,833)	150,987	(776,014)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(3,286)	—	(4,477)	—	(713,589)	4,864	(716,488)
Transfers in Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	1,598,492	1,598,492
Balance, end of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(496)	$(92,002)	$328,768	$956,402	$(138,914)	$1,053,758
The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.
Level-3 Investments by Class

Successor Ambac - Period from July 1 through September 30, 2014	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$—	$62,601	$3,751	$—	$66,352
Total gains/(losses) realized and unrealized:
Included in earnings	—	859	(24)	—	835
Included in other comprehensive income	—	(272)	18	—	(254)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	(3,388)	—	—	(3,388)
Settlements	—	(885)	—	—	(885)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$—	$58,915	$3,745	$—	$62,660
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Successor Ambac - Period from January 1 through September 30, 2014	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$—	$64,073	$3,502	$208	$67,783
Total gains/(losses) realized and unrealized:
Included in earnings	—	1,748	(72)	—	1,676
Included in other comprehensive income	—	(910)	315	—	(595)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	(3,388)	—	—	(3,388)
Settlements	—	(2,608)	—	—	(2,608)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	(208)	(208)
Balance, end of period	$—	$58,915	$3,745	$—	$62,660
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Successor Ambac - Period from July 1 through September 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$3,415	$61,736	$3,421	$—	$68,572
Total gains/(losses) realized and unrealized:
Included in earnings	7	483	(23)	—	467
Included in other comprehensive income	(7)	5,923	35	—	5,951
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(3,415)	(777)	—	—	(4,192)
Transfers in Level 3	—	—	—	273	273
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$—	$67,365	$3,433	$273	$71,071
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Successor Ambac - Period from May 1 through September 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$3,949	$61,782	$3,681	$—	$69,412
Total gains/(losses) realized and unrealized:
Included in earnings	25	876	(38)	—	863
Included in other comprehensive income	(19)	6,242	(210)	—	6,013
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(3,955)	(1,535)	—	—	(5,490)
Transfers in Level 3	—	—	—	273	273
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$—	$67,365	$3,433	$273	$71,071
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Predecessor Ambac – Period from January 1 through April 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$6,482	$50,264	$3,656	$—	$60,402
Total gains/(losses) realized and unrealized:
Included in earnings	(6)	—	(27)	—	(33)
Included in other comprehensive income	160	12,117	52	—	12,329
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,687)	(599)	—	—	(3,286)
Transfers in Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$3,949	$61,782	$3,681	$—	$69,412
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—
Level-3 Derivatives by Class

Successor Ambac - Period from July 1 through September 30, 2014	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(129,010)	$(89,651)	$(218,661)
Total gains/(losses) realized and unrealized:
Included in earnings	(3,532)	7,417	3,885
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(530)	(596)	(1,126)
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance, end of period	$(133,072)	$(82,830)	$(215,902)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(3,532)	$6,761	$3,229

Successor Ambac - Period ended January 1 through September 30, 2014	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(92,612)	$(94,322)	$(186,934)
Total gains/(losses) realized and unrealized:
Included in earnings	(49,903)	13,580	(36,323)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	9,443	(2,088)	7,355
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance, end of period	$(133,072)	$(82,830)	$(215,902)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(49,903)	$10,073	$(39,830)

Successor Ambac - Period from July 1 to September 30, 2013	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(108,396)	$(232,267)	$(340,663)
Total gains/(losses) realized and unrealized:
Included in earnings	5,931	31,195	37,126
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(556)	(1,581)	(2,137)
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance, end of period	$(103,021)	$(202,653)	$(305,674)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$5,931	$27,053	$32,984

Successor Ambac – Period from May 1 through September 30, 2013	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(137,947)	$(277,413)	$(415,360)
Total gains/(losses) realized and unrealized:
Included in earnings	24,838	82,415	107,253
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	10,088	(7,655)	2,433
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance, end of period	$(103,021)	$(202,653)	$(305,674)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$24,838	$40,671	$65,509

Predecessor Ambac – Period from January 1 through April 30, 2013	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(108,752)	$(213,585)	$(322,337)
Total gains/(losses) realized and unrealized:
Included in earnings	(28,162)	(60,384)	(88,546)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(1,033)	(3,444)	(4,477)
Transfers in Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance, end of period	$(137,947)	$(277,413)	$(415,360)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(28,162)	$(63,840)	$(92,002)
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

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income or (loss)
Successor Ambac:
Period from July 1 through September 30, 2014
Total gains or losses included in earnings for the period	$835	$596	$6,820	$(3,532)	$297,183	$(381)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	6,761	(3,532)	304,365	(381)

Successor Ambac:
Period from January 1 through September 30, 2014
Total gains or losses included in earnings for the period	$1,676	$2,088	$11,491	$(49,903)	$701,824	$(983)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	10,074	(49,903)	707,011	(983)

Successor Ambac:
Period from July 1 through September 30, 2013
Total gains or losses included in earnings for the period	$467	$1,580	$29,614	$5,931	$253,815	$(213)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	27,053	5,931	253,815	(213)

Period from May 1 through September 30, 2013
Total gains or losses included in earnings for the period	$863	$7,654	$74,760	$24,838	$(537,477)	$(390)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	40,671	24,838	(537,477)	(390)

Predecessor Ambac:
Period from January 1 through April 30, 2013
Total gains or losses included in earnings for the period	$(33)	$3,444	$(63,828)	$(28,162)	$1,146,256	$(496)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(63,840)	(28,162)	1,146,256	(496)
8.    INVESTMENTS
Ambac’s invested assets are primarily comprised of fixed income securities classified as available-for-sale and equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments (1)
Successor Ambac - September 30, 2014
Fixed income securities:
Municipal obligations	$930,171	$18,611	$9,340	$939,442	$—
Corporate obligations	1,802,775	12,457	9,549	1,805,683	—
Foreign obligations	126,304	1,359	2,550	125,113	—
U.S. government obligations	78,522	478	952	78,048	—
U.S. agency obligations	29,900	12	44	29,868	—
Residential mortgage-backed securities	1,664,096	169,004	8,608	1,824,492	2,476
Collateralized debt obligations	45,876	239	75	46,040	—
Other asset-backed securities	1,263,544	44,073	75	1,307,542	—
	5,941,188	246,233	31,193	6,156,228	2,476
Short-term	550,898	2	—	550,900	—
	6,492,086	246,235	31,193	6,707,128	2,476
Fixed income securities pledged as collateral:
U.S. government obligations	64,323	—	292	64,031	—
Total collateralized investments	64,323	—	292	64,031	—
Total available-for-sale investments	$6,556,409	$246,235	$31,485	$6,771,159	$2,476

Successor Ambac - December 31, 2013
Fixed income securities:
Municipal obligations	$1,405,293	$857	$28,427	$1,377,723	$—
Corporate obligations	1,508,377	4,886	23,894	1,489,369	—
Foreign obligations	131,709	69	6,901	124,877	—
U.S. government obligations	128,415	9	2,176	126,248	—
U.S. agency obligations	32,214	10	70	32,154	—
Residential mortgage-backed securities	1,516,877	59,853	18,105	1,558,625	852
Collateralized debt obligations	184,118	217	463	183,872	—
Other asset-backed securities	1,020,251	8,795	36,598	992,448	—
	5,927,254	74,696	116,634	5,885,316	852
Short-term	271,118	1	—	271,119	—
	6,198,372	74,697	116,634	6,156,435	852
Fixed income securities pledged as collateral:
U.S. government obligations	126,196	27	—	126,223	—
Total collateralized investments	126,196	27	—	126,223	—
Total available-for-sale investments	$6,324,568	$74,724	$116,634	$6,282,658	$852

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of September 30, 2014 and December 31, 2013.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2014, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$775,041	$775,139
Due after one year through five years	1,183,781	1,183,703
Due after five years through ten years	1,247,527	1,251,073
Due after ten years	376,544	383,170
	3,582,893	3,593,085
Residential mortgage-backed securities	1,664,096	1,824,492
Collateralized debt obligations	45,876	46,040
Other asset-backed securities	1,263,544	1,307,542
Total	$6,556,409	$6,771,159
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Successor Ambac - September 30, 2014
Fixed income securities:
Municipal obligations	$67,274	$1,369	$155,408	$7,971	$222,682	$9,340
Corporate obligations	474,889	3,419	209,911	6,130	684,800	9,549
Foreign government obligations	32,642	1,109	38,043	1,441	70,685	2,550
U.S. government obligations	9,302	351	14,667	601	23,969	952
U.S. agency obligations	—	—	4,413	44	4,413	44
Residential mortgage-backed securities	200,916	8,508	3,363	100	204,279	8,608
Collateralized debt obligations	5,442	75	—	—	5,442	75
Other asset-backed securities	169,755	75	—	—	169,755	75
	960,220	14,906	425,805	16,287	1,386,025	31,193
Short-term	1,368	—	—	—	1,368	—
	$961,588	$14,906	$425,805	$16,287	$1,387,393	$31,193
Fixed income securities, pledged as collateral:
U.S. government obligations	64,031	292	—	—	64,031	292
Total collateralized investments	64,031	292	—	—	64,031	292
Total temporarily impaired securities	$1,025,619	$15,198	$425,805	$16,287	$1,451,424	$31,485

	Less Than 12 Months (1)
	Fair Value	Gross Unrealized Loss
Successor Ambac - December 31, 2013
Fixed income securities:
Municipal obligations	$437,683	$28,427
Corporate obligations	877,356	23,894
Foreign government obligations	117,905	6,901
U.S. government obligations	70,044	2,176
U.S. agency obligations	5,834	70
Residential mortgage-backed securities	644,502	18,105
Collateralized debt obligations	137,685	463
Other asset-backed securities	629,957	36,598
	2,920,966	116,634
Short-term	—	—
Total temporarily impaired securities	$2,920,966	$116,634

(1)
As a result of the implementation of Fresh Start, amortized cost for available for sale securities were set to equal fair value on April 30, 2013. Accordingly, as of December 31, 2013 Successor Ambac did not have any gross unrealized losses that were in a continuous unrealized loss position for greater than 12 months.

Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of September 30, 2014 and December 31, 2013 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of September 30, 2014, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at September 30, 2014, $240,497 of the total fair value and $11,202 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2013, $826,969 of the total fair value and $36,946 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments, including interest on Deferred Amounts. Ambac estimates the timing of such claim payment receipts but the actual timing of such amounts are at the sole discretion of the Rehabilitator. Refer to Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information relating to the amended Segregated Account Rehabilitation Plan and payments to be made on Deferred Amounts, together with interest thereon, as well as early redemptions of a portion of outstanding surplus notes (including accrued and unpaid interest thereon). Our evaluation of other-than-temporary impairments as of September 30, 2014, particularly with respect to Ambac's ability to hold securities that are in an unrealized loss position, considered the impact of increased cash outflow that would result in 2014 from the payment on Deferred Amounts and surplus note redemptions. Declines in the fair value of investment securities or changes in management's intent to sell securities to fund these increased cash payments could result in future recognition of other-than-temporary impairments. Additionally, further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Ambac-wrapped securities and future recognition of other-than-temporary impairments.
Municipal and corporate obligations
The gross unrealized losses on municipal and corporate obligations as of September 30, 2014 are primarily the result of the increase in interest rates since April 30, 2013. These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $8,608 of unrealized losses on residential mortgage-backed securities, $6,805 is attributable to Ambac-wrapped securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since April 30, 2013. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at September 30, 2014 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the affected periods:

	Period from July 1	Period from July 1
	through	through
	September 30, 2014	September 30, 2013
Gross realized gains on securities	$7,658	$3,906
Gross realized losses on securities	(3,908)	(7,239)
Foreign exchange gains (losses)	6,295	(6,977)
Net realized gains (losses)	$10,045	$(10,310)
Net other-than-temporary impairments (1)	$(5,011)	$(38,037)

	Successor Ambac –		Predecessor Ambac –
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
	September 30, 2014	September 30, 2013	April 30, 2013
Gross realized gains on securities	$37,355	$20,518	$47,448
Gross realized losses on securities	(7,779)	(8,831)	(320)
Foreign exchange (losses) gains	(175)	(3,525)	6,177
Net realized gains	$29,401	$8,162	$53,305
Net other-than-temporary impairments (1)	$(24,157)	$(40,039)	$(467)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

During 2002 and 2003 Ambac recognized investment realized losses relating to its investment in asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”). These notes defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. In connection with a full and final settlement of a lawsuit brought by NCFE bondholders against Credit Suisse Securities LLC, a subsidiary of Ambac Assurance received cash recoveries of $39,978 in the period from January 1, 2013 through April 30, 2013. These amounts were recorded within gross realized gains on securities.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Such changes in estimated claim payments on Ambac-wrapped securities contributed to net other-than-temporary impairments for the periods presented in the table above. Further changes to the timing of estimated claim payments could result in additional other-than-temporary impairment charges in the future. Successor Ambac’s net other-than-temporary impairments relate to adverse changes in projected cash flows on certain Ambac-wrapped securities as well as the company’s intent to sell certain securities that were in an unrealized loss position as of September 30, 2014. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold additional securities, which could result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of September 30, 2014 and 2013 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Credit Impairment
Successor Ambac:
Balance as of January 1, 2014	$1,182
Additions for credit impairments recognized on:
Securities not previously impaired	11,337
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—
Balance as of September 30, 2014	$12,519

Predecessor Ambac:
Balance as of January 1, 2013	$183,300
Additions for credit impairments recognized on:
Securities not previously impaired	467
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(183,767)
Balance as of April 30, 2013	$—

Successor Ambac:
Balance as of May 1, 2013	$—
Additions for credit impairments recognized on:
Securities not previously impaired	1,032
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(3)
Balance as of September 30, 2013	$1,029
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)
Cash and securities held in Ambac’s investment portfolio—Ambac pledges assets it holds in its investment portfolio to investment agreement and derivative counterparties. Securities pledged to investment agreement counterparties may not then be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as Fixed income securities pledged as collateral, at fair value.

(2)
Cash and securities pledged to Ambac under derivative agreements—Ambac may re-pledge securities it holds from certain derivative counterparties to other derivative counterparties in accordance with its rights and obligations under those agreements.

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at September 30, 2014 and December 31, 2013:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
Successor Ambac - September 30, 2014
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$330,681	$158,040	$172,641
Cash and securities pledged from derivative counterparties	—	—	—

Successor Ambac - December 31, 2013
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$500,986	$371,723	$129,263
Cash and securities pledged from derivative counterparties	690	—	—
Securities carried at $6,766 and $6,799 at September 30, 2014 and December 31, 2013, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $0 and $240,150 at September 30, 2014 and December 31, 2013, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The third party debt was fully repaid in 2013 and trust was liquidated in 2014. Prior to liquidation of the trust, the securities could not be sold or repledged by the trust. These assets were held and the secured debt issued by entities that qualified as VIEs and were consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3, Special Purpose Entities, including Variable Interest Entities for a further description of this transaction.

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2014 and December 31, 2013, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating (1)
Successor Ambac - September 30, 2014:
Ambac Assurance Corporation (2)	$66,213	$—	$2,206,828	$—	$2,273,041	CCC
Assured Guaranty Municipal Corporation	290,395	78,423	—	—	368,818	A+
National Public Finance Guarantee Corporation	234,577	34,707	—	—	269,284	A+
Assured Guaranty Corporation	—	—	2,639	—	2,639	D
MBIA Insurance Corporation	—	—	—	—	—
Financial Guarantee Insurance Corporation	—	—	—	—	—
Total	$591,185	$113,130	$2,209,467	$—	$2,913,782	B

Successor Ambac - December 31, 2013:
Ambac Assurance Corporation (2)	$64,596	$—	$1,747,283	$—	$1,811,879	CCC
Assured Guaranty Municipal Corporation	372,392	77,163	—	—	449,555	A+
National Public Finance Guarantee Corporation	532,752	37,642	—	—	570,394	AA-
Assured Guaranty Corporation	—	—	2,917	—	2,917	D
MBIA Insurance Corporation	—	17,444	—	—	17,444	BBB-
Financial Guarantee Insurance Corporation	—	—	2,869	—	2,869	D
Total	$969,740	$132,249	$1,753,069	$—	$2,855,058	BB-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $51,395 and $50,953 at September 30, 2014 and December 31, 2013, respectively, insured by Ambac UK.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Period from July 1	Period from July 1
	through	through
	September 30, 2014	September 30, 2013
Fixed income securities	$84,339	$53,301
Short-term investments	832	626
Loans	123	109
Investment expense	(2,413)	(2,260)
Securities available-for-sale and short-term	82,881	51,776
Other investments	700	350
Total net investment income	$83,581	$52,126

	Successor Ambac –		Predecessor Ambac –
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
	September 30, 2014	September 30, 2013	April 30, 2013
Fixed income securities	$233,878	$83,732	$118,097
Short-term investments	2,000	788	677
Loans	415	193	146
Investment expense	(7,723)	(3,726)	(2,549)
Securities available-for-sale and short-term	228,570	80,987	116,371
Other investments	5,905	(2,665)	369
Total net investment income	$234,475	$78,322	$116,740
Net investment income from Other investments includes income on investments in unconsolidated subsidiaries and changes in fair value on securities classified as trading or under the fair value option. With respect to securities classified as trading or under the fair value option, Successor Ambac gains for the three and nine months ended September 30, 2014 on securities still held at September 30, 2014 was $329 and $5,965, respectively. Successor Ambac gains and (losses) for the three and five months ended September 30, 2013 on such securities still held at the reporting date was $1,577 and ($784), respectively. Predecessor Ambac losses for the four months ended April 30, 2013 were ($78) for such securities still held at September 30, 2013
9.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Successor Ambac—September 30, 2014:
Derivative Assets:
Credit derivatives	$1,052	$—	$1,052	$—	$1,052
Interest rate swaps	139,266	50,107	89,159	—	89,159
Futures contracts	1,109	—	1,109	—	1,109
Total non-VIE derivative assets	$141,427	$50,107	$91,320	$—	$91,320
Derivative Liabilities:
Credit derivatives	$83,882	$—	$83,882	$—	$83,882
Interest rate swaps	314,515	50,107	264,408	110,646	153,762
Futures contracts	—	—	—	—	—
Other contracts	137	—	137	—	137
Total non-VIE derivative liabilities	$398,534	$50,107	$348,427	$110,646	$237,781
Variable Interest Entities
Interest rate swaps	$1,885,244	$—	$1,885,244	$—	$1,885,244
Currency swaps	70,047	—	70,047	—	70,047
Total VIE derivative liabilities	$1,955,291	$—	$1,955,291	$—	$1,955,291

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
Successor Ambac—December 31, 2013:
Derivative Assets:
Interest rate swaps	$132,250	$56,876	$75,374	$—	$75,374
Futures contracts	2,337	—	2,337	690	1,647
Total non-VIE derivative assets	$134,587	$56,876	$77,711	$690	$77,021
Derivative Liabilities:
Credit derivatives	$94,322	$—	$94,322	$—	$94,322
Interest rate swaps	216,287	56,876	159,411	42,555	116,856
Other contracts	165	—	165	—	165
Total non-VIE derivative liabilities	$310,774	$56,876	$253,898	$42,555	$211,343
Variable Interest Entities
Interest rate swaps	$1,680,834	$—	$1,680,834	$—	$1,680,834
Currency swaps	91,472	—	91,472	—	91,472
Total VIE derivative liabilities	$1,772,306	$—	$1,772,306	$—	$1,772,306
Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $108,610 and $3,040 as of September 30, 2014 and December 31, 2013, respectively. The amounts representing the obligation to return cash collateral recorded in “Other liabilities” were $0 and $690 as of September 30, 2014 and December 31, 2013.

		Successor Ambac
	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from July 1 through September 30, 2014	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from July 1 through September 30, 2013
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$7,416	$31,194
Financial Services derivatives products:
Interest rate swaps	Derivative products	(15,634)	13,299
Futures contracts	Derivative products	(47)	(961)
Other derivatives	Derivative products	(4)	34
Total Financial Services derivative products		(15,685)	12,372
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	17,014	6,000
Interest rate swaps	Income (loss) on variable interest entities	(44,846)	(63,421)
Total Variable Interest Entities		(27,832)	(57,421)
Total derivative contracts		$(36,101)	$(13,855)

		Successor Ambac		Predecessor Ambac
	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from January 1 through September 30, 2014	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from May 1 through September 30, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from January 1 through April 30, 2013
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$13,579	$82,414	$(60,384)
Financial Services derivatives products:
Interest rate swaps	Derivative products	(113,028)	87,468	(30,622)
Futures contracts	Derivative products	(4,516)	8,870	(3,133)
Other derivatives	Derivative products	33	(253)	20
Total Financial Services derivative products		(117,511)	96,085	(33,735)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	21,425	4,110	(116)
Interest rate swaps	Income (loss) on variable interest entities	(204,411)	374,203	(203,620)
Total Variable Interest Entities		(182,986)	378,313	(203,736)
Total derivative contracts		$(286,918)	$556,812	$(297,855)
Financial Guarantee Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of our outstanding credit derivative transactions at September 30, 2014 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of September 30, 2014 and December 31, 2013:

Successor Ambac—September 30, 2014

Ambac Rating	CLO	Other	Total
AAA	$—	$—	$—
AA	669,251	208,682	877,933
A	—	43,160	43,160
BBB (1)	—	761,700	761,700
Below investment grade (2)	—	276,133	276,133
	$669,251	$1,289,675	$1,958,926
Successor Ambac—December 31, 2013

Ambac Rating	CLO	Other	Total
AAA	$—	$24,034	$24,034
AA	1,209,071	203,025	1,412,096
A	128,666	107,251	235,917
BBB (1)	—	826,175	826,175
Below investment grade (2)	—	277,881	277,881
	$1,337,737	$1,438,366	$2,776,103

(1)
BBB internal ratings reflect bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles.

(2)
Below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

The tables below summarize information by major category as of September 30, 2014 and December 31, 2013:
Successor Ambac—September 30, 2014

	CLO	Other	Total
Number of CDS transactions	6	11	17
Remaining expected weighted-average life of obligations (in years)	1.8	4.7	3.7
Gross principal notional outstanding	$669,251	$1,289,675	$1,958,926
Net derivative liabilities at fair value	$2,726	$80,104	$82,830
Successor Ambac—December 31, 2013

	CLO	Other	Total
Number of CDS transactions	7	13	20
Remaining expected weighted-average life of obligations (in years)	2.1	5.0	3.6
Gross principal notional outstanding	$1,337,737	$1,438,366	$2,776,103
Net derivative liabilities at fair value	$7,993	$86,329	$94,322
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
Changes in fair value of Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under the Derivatives and Hedging Topic of the ASC. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income. Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s risk group tracks credit migration of CDS contracts’ reference obligations from period to period.

Adversely classified credits are assigned risk classifications by the risk group. As of September 30, 2014, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $62,094 and gross notional principal outstanding of $276,133. As of December 31, 2013, there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $62,296 and total notional principal outstanding of $277,881.
Financial Services Derivative Products:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of September 30, 2014 and December 31, 2013 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	September 30, 2014	December 31, 2013
Interest rate swaps—receive-fixed/pay-variable	$686,558	$697,837
Interest rate swaps—pay-fixed/receive-variable	1,484,081	1,540,976
Interest rate swaps—basis swaps	55,800	146,705
Futures contracts	100,000	100,000
Other contracts	75,650	75,650
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of September 30, 2014 and December 31, 2013 are as follows:

	Notional
Type of VIE derivative	September 30, 2014	December 31, 2013
Interest rate swaps—receive-fixed/pay-variable	$1,778,828	$1,818,118
Interest rate swaps—pay-fixed/receive-variable	3,278,303	3,350,714
Currency swaps	753,672	770,319
Credit derivatives	19,010	20,130
Contingent Features in Derivatives Related to Ambac Credit Risk
Ambac’s interest rate swaps with professional swap-dealer counterparties and certain front-end counterparties were generally executed under standardized derivative documents including collateral support and master netting agreements. Under these agreements, Ambac is required to post collateral in the event net unrealized losses exceed predetermined threshold levels. Additionally, given that Ambac Assurance is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions. As per swap clearing requirement provisions of the Dodd-Frank Act implemented in 2014, many of our original counterparties have been replaced by an approved Futures Commission Merchant (“FCM”), who in turn faces a derivatives clearinghouse on our behalf.  Ambac is required to post collateral to the FCM in the event net unrealized losses exceed zero.  As is typical with such clearing arrangements, the FCM has the right to terminate the swap positions at any time.
As of September 30, 2014 and December 31, 2013, the net liability fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk was $68,422 and $42,555, respectively, related to which Ambac had posted assets as collateral with a fair value of $95,958 and $126,223, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on September 30, 2014, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If the FCM were to exercise its right to terminate, the actual termination payment amounts would be determined in accordance with terms negotiated with the FCM, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

10.    LONG-TERM INCENTIVE COMPENSATION
Employees, directors and consultants of Ambac are eligible to participate in Ambac’s 2013 Incentive Compensation Plan (“2013 Plan”) subject to the discretion of the compensation committee of Ambac’s Board of Directors. The 2013 Plan provides for incentives and rewards that are valued or determined by reference to Ambac common stock as traded on the NASDAQ exchange. There are 4,000,000 shares of Ambac’s common stock authorized for awards under the 2013 Plan of which 3,649,958 shares are available for future grant as of September 30, 2014.
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
In May 2014, performance awards were granted under the LTIP to certain members of management. The performance awards were granted to such members of management in proportion to their respective responsibilities and impact on each company's performance as determined by the compensation committee of the Board of Directors of Ambac and Ambac Assurance. These grants vest in 3 years and are evenly split between restricted stock units ("RSUs") and cash. Award values will be based on the performance at both Ambac and Ambac Assurance, but generally no awards will be granted unless a minimum performance threshold is met by Ambac Assurance. These awards can payout 0% to 200% of the initial target grant amount of $2,920, inclusive of 49,041 performance based RSUs. Ambac performance will be evaluated relative to cumulative earnings before interest, taxes, depreciation and amortization over the vesting period (exclusive of Ambac Assurance earnings), which is intended to reward participants on generating taxable income from new business development. Over the same period, Ambac Assurance performance will be evaluated according to changes in a ratio of Ambac Assurance's assets to its insurance and financial obligations, which is intended to reward participants for increases in the relative value of Ambac Assurance.

11.	LONG-TERM DEBT
The carrying value of long-term debt was as follows:

	September 30, 2014	December 31, 2013
Ambac Assurance Corporation:
5.1% surplus notes, general account, due 2020	$934,812	$909,186
5.1% surplus notes, segregated account, due 2020	40,919	39,797
5.1% junior surplus notes, segregated account, due 2020	243,579	14,195
Ambac Assurance long-term debt	$1,219,310	$963,178

Variable Interest Entities:
Long-term debt	$13,159,174	$14,091,753
At September 30, 2014 junior surplus notes, segregated account, due 2020 include $350,000 face amount that Ambac sold to a newly formed Trust on August 28, 2014 (as further described in Note 1). The notes were recorded at a discount to par based on their fair value on August 28, 2014. These junior surplus notes have a scheduled maturity of June 7, 2020, subject to restrictions including that principal and interest payments may not be made until other indebtedness is paid in full, which includes senior surplus notes and Segregated Account policy claims. Repayment of the junior surplus notes is also subject to the approval of the Wisconsin Office of the Commissioner of Insurance (“OCI”). Ambac is accreting the discount on the junior surplus notes into earnings using the effective interest method, based on an imputed interest rate of 8.38%.

12.    INCOME TAXES
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
As of September 30, 2014 Ambac had loss carryforwards totaling $6,059,276. This includes carryforwards of $528,846 relating to U.S. capital losses, $189,738 of Ambac UK loss carryforwards, and an ordinary U. S. federal net operating tax carryforward of approximately $5,340,692, which, if not utilized, will begin expiring in 2029, and will fully expire in 2034.
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at September 30, 2014 and December 31, 2013 are presented below:

	September 30, 2014	December 31, 2013
Deferred tax liabilities:
Insurance intangible	$516,254	$559,288
Variable interest entities	107,872	131,137
Investments	199,656	168,653
Unearned premiums and credit fees	39,559	38,826
Other	2,198	2,221
Total deferred tax liabilities	865,539	900,125
Deferred tax assets:
Net operating loss and capital carryforward	2,120,747	2,177,029
Loss reserves	544,511	634,692
Compensation	9,110	8,724
AMT Credits	4,269	4,269
Other	58,160	58,581
Sub-total deferred tax assets	2,736,797	2,883,295
Valuation allowance	1,873,434	1,985,369
Total deferred tax assets	863,363	897,926
Net deferred tax liability	$(2,176)	$(2,199)
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
13.    COMMITMENTS AND CONTINGENCIES
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
On April 21, 2014, the Rehabilitator filed a motion with the Rehabilitation Court seeking approval to amend the Segregated Account Rehabilitation Plan (the “Amendment Motion”). On May 20, 2014 and June 5, 2014, the Rehabilitator filed supplements to his Amendment Motion, further supplementing and amending his amendments to the Segregated Account Rehabilitation Plan. The Rehabilitation Court heard and granted the Amendment Motion on June 11, 2014. The amendments modify the treatment of claims under the Segregated Account Rehabilitation Plan, as more fully described in Note 1. Moreover, the Rehabilitator will increase the percentage of the initial cash Interim Payment for permitted policy claims, pay certain Deferred Amounts, together with interest thereon, and make corresponding payments on surplus notes (other than junior surplus notes), as more fully described in Note 1.
On June 9, 2014, the Rehabilitator filed in the Rehabilitation Court a motion to confirm and declare the reimbursement amounts due with respect to cash claim payments made by Ambac Assurance and the Segregated Account on two policies. Certain investors filed objections to the motion on July 2, 2014. On July 7, 2014, after a hearing on the motion, the Rehabilitation Court granted the Rehabilitator’s motion. On August 20, 2014, a group of investors filed a notice of appeal. The appellants’ opening brief was filed on November 5, 2014. The Rehabilitator’s response brief is due on December 5, 2014.
Litigation Against Ambac
County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011). Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013. On September 9, 2013, plaintiffs filed a notice of appeal of the July 9th Order and on September 30, 2013, Ambac Assurance filed a notice of cross-appeal. On September 9, 2013, the parties filed motions for attorneys’ fees in connection with the portions of the Anti-SLAPP motions on which they were successful. The court denied plaintiffs’ motion for fees from the bench on November 8, 2013. On March 26, 2014, the court granted the defendants’ motions for attorneys’ fees awarding Ambac Assurance approximately $207. On July 7, 2014, plaintiffs filed a notice of appeal from the court’s decision awarding attorneys’ fees to Ambac Assurance and the other defendants. Also on July 7, 2014, the Bond Insurer Defendants filed their appellate brief appealing the July 9th Order. Plaintiffs’ opposition to the Bond Insurer Defendants’ appellate brief and plaintiffs’ affirmative brief on their cross-motion were filed on November 5, 2014.
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
Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). On January 11, 2013 the court granted Ambac Assurance’s motion for summary judgment on all claims except Ambac Assurance’s claim for specific performance (as to which no summary judgment motion was made) and denied defendant’s motion for summary judgment. Following a hearing on August 23, 2013, the court issued an order on August 29, 2013, awarding Ambac interest on the termination payment as well as legal fees and expenses as of March 31, 2013. In order to expedite the disposition of any appeals, Ambac Assurance filed a motion for the entry of final judgment for the claims upon which summary judgment was awarded and the defendant moved for the entry of final judgment on the dismissal in 2011 of all its counterclaims against Ambac Assurance. On March 6, 2014, the court granted both motions and entered final judgment on March 8, 2014 on the dismissal of defendant’s counterclaims and on the claims for which Ambac Assurance was granted summary judgment awarding Ambac Assurance approximately $7,760 as of March 11, 2014. Defendant filed a notice of appeal to the United States Court of Appeals for the Second Circuit on April 9, 2014. On June 26, 2014, the District Court granted Ambac Assurance’s motion for permission to register the judgment in its favor with the U.S. District Court for the Central District of California notwithstanding the pendency of Defendant’s Second Circuit appeal and denied Defendant’s cross-motion for a stay of enforcement pending appeal with a partial supersedeas bond, and the judgment has been registered in the Central District. In the meantime, defendant’s Second Circuit appeal schedule has been repeatedly adjourned with the consent of Ambac Assurance while discussions concerning defendant’s satisfaction of the judgment occur under the auspices of the mediation program of the Court of Appeals.
Ambac Assurance Corporation v. City of Detroit, Michigan, Kevyn D. Orr, John Naglick, Michael Jamison and Cheryl Johnson (United States Bankruptcy Court, Eastern District of Michigan Southern Division, filed on November 8, 2013). In July, 2014, the parties finalized settlement agreements pursuant to which, among other things, the litigation would be stayed pending the issuance of either an approval order concerning the settlement agreements or a confirmation order concerning the City of Detroit’s plan of adjustment and the occurrence of the effective date in the City’s bankruptcy proceedings.  The Court stayed the litigation on September 16, 2014.  Subsequently, on October 6, 2014, the Court issued an order dismissing the litigation without prejudice to having it reinstated at a later date if necessary.
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

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012 and amended on August 14, 2012). On June 13, 2013, the court dismissed Ambac Assurance’s contractual claims but not its claims for fraudulent inducement or successor liability. Ambac Assurance appealed the trial court’s decision. On October 16, 2014, the Appellate Division for the First Department affirmed the trial court’s dismissal. Ambac Assurance filed for leave to re-argue, or in the alternative to appeal, the decision. With respect to the claims that remain in the case, discovery is ongoing.

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

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, filed on April 15, 2013). On September 22, 2014, plaintiffs filed an amended complaint alleging claims for fraudulent inducement, material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. Pursuant to court order, on October 29, 2014, the parties submitted supplemental briefing on the impact, if any, of the First Department’s appellate decision in Ambac v. EMC on defendants’ pending motion to dismiss. On October 31, 2014 defendants filed a motion to strike the amended complaint. Plaintiffs intend to oppose the motion and to file a cross motion for leave to amend by November 14, 2014.

14.    SEGMENT INFORMATION
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
Information provided below for “Corporate and Other” primarily relates to (i) amounts received by Ambac under the Mediation Agreement dated September 21, 2011 (as more fully described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K); and (ii) other corporate activities, including interest income on the investment portfolio, including accrual of interest on the junior surplus notes issued by the Segregated Account prior to Ambac's sale on August 28, 2014 (see Note 1 for further information relating to the sale of Junior Surplus Notes by Ambac). Corporate and Other intersegment revenue relates to receipts under the Mediation Agreement. The following table is a summary of financial information by reportable segment for the affected periods:

Successor Ambac - Period from July 1 through September 30, 2014	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$170,335	$(15,445)	$78	$—	$154,968
Equity in net income of investees accounted for by equity method	—	—	371	—	371
Inter-segment	237	(219)	5,838	(5,856)	—
Total revenues	170,572	(15,664)	6,287	(5,856)	155,339
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1)(2)(3)	101,975	(16,304)	(1,269)	—	84,402
Equity in net income of investees accounted for by equity method	—	—	371	—	371
Inter-segment	(6,441)	(281)	6,722	—	—
Pre-tax income (loss) from continuing operations	95,534	(16,585)	5,824	—	84,773
Total assets as of September 30, 2014	25,922,462	373,200	295,123	—	26,590,785
Net investment income	82,978	154	449	—	83,581
Insurance intangible amortization	41,908	—	—	—	41,908
Interest expense	31,491	350	—	—	31,841
Reorganization items (4)	$—	$—	$2	$—	$2

Successor Ambac - Period from July 1 through September 30, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$157,382	$14,144	$126	$—	$171,652
Inter-segment	512	(472)	8,259	(8,299)	—
Total revenues	157,894	13,672	8,385	(8,299)	171,652
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1)(2)(3)	219,006	12,812	(217)	—	231,601
Inter-segment	(8,664)	(623)	9,287	—	—
Pre-tax income (loss) from continuing operations	210,342	12,189	9,070	—	231,601
Total assets as of September 30, 2013	28,117,113	477,111	39,414	—	28,633,638
Net investment income	51,637	474	15	—	52,126
Insurance intangible amortization	37,473	—	—	—	37,473
Interest expense	31,281	536	—	—	31,817
Reorganization items (4)	$—	$—	$4	$—	$4

Successor Ambac - Period from January 1 through September 30, 2014	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$437,591	$(116,294)	$142	$—	$321,439
Equity in net income of investees accounted for by equity method	—	—	371	—	371
Inter-segment	937	(901)	23,309	(23,345)	—
Total revenues	438,528	(117,195)	23,822	(23,345)	321,810
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1)(2)(3)	157,551	(119,287)	(4,976)	—	33,288
Equity in net income of investees accounted for by equity method	—	—	371	—	371
Inter-segment	(24,995)	(1,150)	26,145	—	—
Pre-tax income (loss) from continuing operations	132,556	(120,437)	21,540	—	33,659
Total assets as of September 30, 2014	25,922,462	373,200	295,123	—	26,590,785
Net investment income	232,995	967	513	—	234,475
Insurance intangible amortization	109,878	—	—	—	109,878
Interest expense	94,886	1,236	—	—	96,122
Reorganization items (4)	$—	$—	$211	$—	$211

Successor Ambac - Period from May 1 through September 30, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$317,287	$96,634	$146	$—	$414,067
Inter-segment	911	(846)	13,684	(13,749)	—
Total revenues	318,198	95,788	13,830	(13,749)	414,067
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2) (3)	343,896	94,504	(1,004)	—	437,396
Inter-segment	(14,161)	(1,146)	15,307	—	—
Pre-tax income (loss) from continuing operations	329,735	93,358	14,303	—	437,396
Total assets as of September 30, 2013	28,117,113	477,111	39,414	—	28,633,638
Net investment income	77,652	632	38	—	78,322
Insurance intangible amortization	62,425	—	—	—	62,425
Interest expense	52,057	904	—	—	52,961
Reorganization items (4)	$—	$—	$428	$—	$428

Predecessor Ambac - Period from January 1 through April 30, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$633,010	$7,339	$39	$—	$640,388
Inter-segment	940	(882)	197,055	(197,113)	—
Total revenues	633,950	6,457	197,094	(197,113)	640,388
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1)(2)	1,830,165	3,233	1,514,635	—	3,348,033
Inter-segment	(197,187)	(1,101)	198,288	—	—
Pre-tax income (loss) from continuing operations	1,632,978	2,132	1,712,923	—	3,348,033
Total assets as of April 30, 2013	28,287,321	536,711	29,403	—	28,853,435
Net investment income	115,129	1,572	39	—	116,740
Interest expense	29,718	1,307	—	—	31,025
Reorganization items (4)	$(1,231,550)	$1,505	$(1,515,135)	$—	$(2,745,180)

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from continuing operations from unaffiliated customers is net investment income.

(2)	Included in pre-tax income (loss) from continuing operations from unaffiliated customers is interest expense.

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
The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Period from July 1 through September 30, 2014			Period from July 1 through September 30, 2013
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(15,355)	$44,882	$262	$(25,030)	$50,234	$21,911
United Kingdom	1,482	14,309	—	(2,789)	15,273	948
Other international	173	5,640	7,154	(6,561)	5,442	8,335
Total	$(13,700)	$64,831	$7,416	$(34,380)	$70,949	$31,194

	Successor Ambac						Predecessor Ambac
	Period from January 1 through September 30, 2014			Period from May 1 through September 30, 2013			Period from January 1 through April 30, 2013
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(44,266)	$141,472	$6,283	$(49,523)	$96,574	$36,860	$(16,102)	$104,594	$(31,134)
United Kingdom	(1,681)	55,752	—	(4,706)	24,113	3,061	10,673	18,071	(5,861)
Other international	(19,005)	15,167	7,296	(14,232)	8,301	42,493	(8,696)	7,335	(23,389)
Total	$(64,952)	$212,391	$13,579	$(68,461)	$128,988	$82,414	$(14,125)	$130,000	$(60,384)
15.    RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS
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
Issued:
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The objective of this ASU is to limit discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity's strategy, are reported in discontinued operations. The ASU also requires certain expanded disclosures for discontinued operations and disclosure of the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The ASU is effective prospectively for all disposal (or classifications of held for sale) components that occur within annual periods beginning on or after December 15, 2014. Ambac will adopt the ASU on January 1, 2015. The adoption of this ASU is not expected to have a material effect on Ambac's financial statements.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The ASU requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. If management determines there is substantial doubt, it should also consider whether the substantial doubt is overcome by management’s plans, and provide certain disclosures based on facts and circumstances. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2016, with early adoption permitted. Ambac has not determined whether it will early adopt this ASU and is currently evaluating the impact on its disclosures.
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The objective of this ASU is to eliminate the existing diversity in practice in accounting for hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. The ASU requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. The ASU is effective for annual periods and interim periods with those annual periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Retrospective application is permitted to all relevant prior periods. Ambac will adopt the ASU on January 1, 2016. Adoption of this ASU is not expected to have a material effect on Ambac’s financial statements.

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
COMPANY OVERVIEW
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware. On May 1, 2013, the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the “Reorganization Plan”) became effective and Ambac emerged from bankruptcy.
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
As part of its asset/liability management strategy, Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or restructure or exchange its outstanding debt and insurance obligations.

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
In March 2010, Ambac Assurance established a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities. Net par exposure at September 30, 2014 for policies allocated to the Segregated Account was $19,651 million. As of September 30, 2014, insurance liabilities for policies allocated to the Segregated Account were $6,104.2 million. These insurance liabilities include loss reserves and loss expense reserves, gross of remediation and reinsurance recoveries. In March 2010, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K and to Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item I of this Form 10-Q for further discussion of the Segregated Account.
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
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market at September 30, 2014 and December 31, 2013. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	September 30, 2014	December 31, 2013
Public Finance (1)(2)	$101,663	$116,062
Structured Finance	27,523	31,412
International Finance	28,206	31,618
Total net par outstanding (3)	$157,392	$179,092

(1)	Includes $6,103 and $6,165 of Military Housing net par outstanding at September 30, 2014 and December 31, 2013, respectively.

(2)
Includes $2,437 and $2,485 of Puerto Rico net par outstanding at September 30, 2014 and December 31, 2013, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(3)	Included in the above net par exposures at September 30, 2014 and December 31, 2013 are $1,959 and $2,776, respectively, of exposures that were executed in credit derivatives form.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac Assurance credit ratings at September 30, 2014 and December 31, 2013 and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at September 30, 2014 and December 31, 2013. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:
Percentage of Guaranteed Portfolio

Ambac Rating (1)	September 30, 2014	December 31, 2013
AAA	<1%	<1%
AA	19	20
A	43	43
BBB	21	20
Below investment grade	17	17
Total	100%	100%

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

Summary of Below Investment Grade Exposure

($ in millions)	September 30, 2014	December 31, 2013
Public Finance:
Tax-backed (1)	$2,598	$1,887
Housing (2)	842	732
General obligation (1)	588	363
Transportation	499	519
Health care	30	30
Other	1,344	1,291
Total Public Finance	5,901	4,822
Structured Finance:
Residential mortgage-backed and home equity—first lien	7,272	8,092
Residential mortgage-backed and home equity—second lien	5,753	6,440
Student loans	3,239	4,223
Structured Insurance	1,037	1,648
Mortgage-backed and home equity—other	311	346
Other	546	547
Total Structured Finance	18,158	21,296
International Finance:
Other	3,458	3,702
Total International Finance	3,458	3,702
Total	$27,517	$29,820

(1)
Tax-backed includes $2,186 and $1,430 of Puerto Rico net par at September 30, 2014 and December 31, 2013, respectively. General obligation includes $250 and $0 of Puerto Rico net par at September 30, 2014 and December 31, 2013, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(2)	Includes $610 and $486 of military housing net par at September 30, 2014 and December 31, 2013, respectively.
The decrease in below investment grade exposures is primarily due to (i) reductions to residential mortgage-backed securities during the year as a result of both prepayments by issuers and claims presented to Ambac Assurance, (ii) issuer principal payments on student loans and (iii) improvements on a structured insurance transaction resulting in an upgrade to investment grade, partially offset by an increase due to deterioration in Puerto Rico and military housing exposures.

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

A summary of our financial results is shown below:

	Period from July 1	Period from July 1
	through	through
Quarterly Information ($ in millions)	September 30, 2014	September 30, 2013
Revenues:
Net premiums earned	$64.8	$70.9
Net investment income	83.6	52.1
Net other-than-temporary impairment losses	(5.0)	(38.0)
Net realized investment gains (losses)	10.0	(10.3)
Change in fair value of credit derivatives	7.4	31.2
Derivative product revenues	(15.7)	12.4
Other income	1.0	(1.8)
Income (loss) on variable interest entities	9.1	55.1
Expenses:
Loss and loss expenses (benefit)	(28.7)	(154.3)
Insurance intangible amortization	41.9	37.5
Underwriting and operating expenses	25.5	25.0
Interest expense	31.8	31.8
Reorganization items	—	—
Provision for income taxes	2.3	0.6
Less: Net income attributable to the noncontrolling interest	—	—
Net income (attributable to common shareholders)	$82.4	$231.0

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
Year-to-date information ($ in millions)	September 30, 2014	September 30, 2013	April 30, 2013
Revenues:
Net premiums earned	$212.4	$129.0	$130.0
Net investment income	234.5	78.3	116.7
Net other-than-temporary impairment losses	(24.2)	(40.0)	(0.5)
Net realized investment gains	29.4	8.2	53.3
Change in fair value of credit derivatives	13.6	82.4	(60.4)
Derivative product revenues	(117.5)	96.1	(33.7)
Other income	8.2	0.4	8.4
Income (loss) on variable interest entities	(34.6)	59.7	426.6
Expenses:
Loss and loss expenses (benefit)	6.6	(180.4)	(38.1)
Insurance intangible amortization	109.9	62.4	—
Underwriting and operating expenses	75.3	41.3	44.6
Interest expense	96.1	53.0	31.0
Reorganization items	0.2	0.4	(2,745.2)
Provision for income taxes	3.4	1.1	0.8
Less: Net income attributable to the noncontrolling interest	(0.2)	(0.4)	(1.8)
Net income (attributable to common shareholders)	$30.5	$436.7	$3,349.0
The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for all periods in the three and nine months ended September 30, 2014 and 2013 and its financial condition as of September 30, 2014 and December 31, 2013.
Net Premiums Earned. Net premiums earned primarily represent the amortization into income of collected insurance premiums. We present accelerated premiums, which result from calls and other accelerations of insured obligations separate from other net premiums earned, herein referred to as normal net premiums earned. When an insured bond has been retired, any remaining unearned premium revenue ("UPR") is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Normal net premiums earned have been negatively impacted by the runoff of the insured portfolio either via transaction terminations, calls, pre-refundings and scheduled maturities.
As noted above, as a result of Fresh Start, insurance and reinsurance assets and liabilities are measured using the same accounting policies for both Successor and Predecessor periods. Net premiums earned for the three and nine months ended September 30, 2014 were $64.8 million and $212.4 million, respectively, as compared to $70.9 million for the three months ended September 30, 2013, and a decrease of $46.6 million from the nine months ended September 30, 2013, respectively. Net premiums earned have been impacted by changes in premiums deemed uncollectible, primarily in Structured Finance. For the three months ended September 30, 2014 and 2013, net premiums earned related to the uncollectable amounts were reduced $(0.2) million and $13.3 million, respectively. For the nine months ended September 30, 2014, net premiums earned were reduced $0.6 million, an improvement of $13.3 million as compared the nine months ended September 30, 2013.
Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market:

	Period from July 1	Period from July 1
	through	through
($ in millions)	September 30, 2014	September 30, 2013
Public Finance	$25.5	$33.0
Structured Finance	10.4	(0.5)
International Finance	19.7	18.7
Total normal premiums earned	55.6	51.2
Accelerated earnings	9.2	19.7
Total net premiums earned	$64.8	$70.9

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
($ in millions)	September 30, 2014	September 30, 2013	April 30, 2013
Public Finance	$79.2	$56.6	$47.9
Structured Finance	31.7	8.3	20.3
International Finance	59.2	31.4	25.4
Total normal premiums earned	170.1	96.3	93.6
Accelerated earnings	42.3	32.7	36.4
Total net premiums earned	$212.4	$129.0	$130.0
The following table provides a breakdown of accelerated earnings by market sector:

	Period from July 1	Period from July 1
	through	through
($ in millions)	September 30, 2014	September 30, 2013
Public Finance	$9.7	$16.3
Structured Finance	(0.7)	1.5
International Finance	0.2	$1.9
Total accelerated earnings	$9.2	19.7

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
($ in millions)	September 30, 2014	September 30, 2013	April 30, 2013
Public Finance	$33.4	$27.2	$32.6
Structured Finance	(2.8)	4.4	3.8
International Finance	11.7	1.1	—
Total accelerated earnings	$42.3	$32.7	$36.4
Included within accelerated earnings, were negative accelerations of $1.7 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. Negative accelerations for the nine months ended September 30, 2014, five months ended September 30, 2013 and four months ended April 30, 2013 were, $5.2 million, $1.4 million and $1.5 million, respectively.
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

	Period from July 1	Period from July 1
	through	through
($ in millions)	September 30, 2014	September 30, 2013
Financial Guarantee	$83.0	$51.6
Financial Services	0.2	0.5
Corporate	0.4	—
Total net investment income	$83.6	$52.1

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
($ in millions)	September 30, 2014	September 30, 2013	April 30, 2013
Financial Guarantee	$233.0	$77.7	$115.1
Financial Services	1.0	0.6	1.6
Corporate	0.5	—	—
Total net investment income	$234.5	$78.3	$116.7
Portfolio yields for Predecessor Ambac in 2013 benefited from high yielding Ambac-wrapped securities purchased as part of the company’s loss remediation strategy during periods of generally higher market spreads than were prevalent at the Fresh Start Reporting Date. Given lower credit spreads on these securities at the Fresh Start Reporting Date, yields on Ambac-wrapped securities reflected in investment income for Successor Ambac in 2013 and 2014 are lower than for Predecessor Ambac.
Financial Guarantee net investment income was $83.0 million and $233.0 million for the three and nine months ended September 30, 2014, respectively, compared to $51.6 million from the three months ended September 30, 2013, and an increase of $40.2 million from the nine months ended September 30, 2013. The increase in Financial Guarantee net investment income for the three months ended September 30, 2014 primarily reflects the continued investment in Ambac-wrapped securities as well as increased yields on such holdings resulting from the impact of the amended Segregated Account Rehabilitation Plan on projected cash flows. These same factors drove the increase in Financial Guarantee net investment income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, partially offset by the impact of higher yields for the first four months of 2013 preceding the Fresh Start Reporting Date. Additionally, other invested assets classified as trading produced mark-to-market gains of $5.5 million in the nine months ended September 30, 2014, an increase of $7.8 million from the nine months ended September 30, 2013.
Financial Services investment income continues to decline, driven primarily by a smaller portfolio of investments in the investment agreement business. The investment portfolio continues to decrease as investment agreements runoff, or when intercompany loans from Ambac Assurance are repaid.

Corporate investment income relates to Ambac’s investment portfolio, which increased in the three and nine months ended September 30, 2014 as a result of the equity interest in unconsolidated subsidiaries and the investment of proceeds from Ambac's sale of Junior Surplus Notes of the Segregated Account in August 2014.
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
Net other-than-temporary impairments for the three and nine month periods ended September 30, 2014 and 2013 relate primarily to the company’s intent to sell certain securities that were in an unrealized loss position. Additionally, other-than-temporary impairments for the three and nine months ended September 30, 2014 include credit losses on certain Ambac-wrapped securities. Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Ambac estimates the timing of such claim payment receipts, but the actual timing of such payments are at the sole discretion of the Rehabilitator. Refer to Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information relating to the amended Segregated Account Rehabilitation Plan and payments to be made on Deferred Amounts, together with interest thereon, as well as early redemptions of a portion of outstanding surplus notes (including accrued and unpaid interest thereon). Our evaluation of other-than-temporary impairments as of September 30, 2014, particularly with respect to Ambac's intent to sell securities that are in an unrealized loss position, considered the impact of increased cash outflow in 2014 from both payments on Deferred Amounts and surplus note redemptions. Declines in the fair value of investment securities or changes in management's intent to sell securities to fund these increased cash payments could result in future recognition of other-than-temporary impairments. Additionally, further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court, or actions by the Rehabilitator, with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Ambac-wrapped securities and future recognition of other-than-temporary impairments.

Net Realized Investment Gains. The following table provides a breakdown of net realized gains (losses) for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac - Period from July 1 through September 30, 2014
Net gains on securities sold or called	$3.6	$0.1	$—	$3.7
Foreign exchange gains	6.3	—	—	6.3
Total net realized gains	$9.9	$0.1	$—	$10.0

Successor Ambac—Period from July 1 through September 30, 2013
Net (losses) gains on securities sold or called	$(4.6)	$1.3	$—	$(3.3)
Foreign exchange (losses)	(7.0)	—	—	(7.0)
Total net realized (losses) gains	$(11.6)	$1.3	$—	$(10.3)

Successor Ambac—Period from January 1 through September 30, 2014
Net gains on securities sold or called	$29.4	$0.2	$—	$29.6
Foreign exchange (losses)	(0.2)	—	—	(0.2)
Total net realized gains	$29.2	$0.2	$—	$29.4

Successor Ambac—Period from May 1 through September 30, 2013
Net gains on securities sold or called	$10.3	$1.4	$—	$11.7
Foreign exchange (losses)	(3.5)	—	—	(3.5)
Total net realized gains	$6.8	$1.4	$—	$8.2

Predecessor Ambac—Period from January 1 through April 30, 2013
Net gains on securities sold or called	$7.2	$39.9	$—	$47.1
Foreign exchange gains	6.2	—	—	6.2
Total net realized gains	$13.4	$39.9	$—	$53.3
Net gains during the nine months ended September 30, 2014 arose primarily from the sale of assets received pursuant to Ambac's remediation activities and net gains on securities sold in connection with the reallocation of the investment portfolio and to raise liquidity for the anticipated payment of Deferred Amounts and surplus notes in the fourth quarter of 2014, partially offset by net foreign exchange losses. The net gains during the four months ended April 30, 2013 were primarily the result of recoveries from the settlement of litigation associated with investment securities that were written-off in 2002 and 2003. No significant future recoveries on these securities are expected.
Change in Fair Value of Credit Derivatives. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The gain from change in fair value of credit derivatives for the three months ended September 30, 2014 was $7.4 million as compared to the gain of $31.2 million for the three months ended September 30, 2013. The gain from change in fair value of credit derivatives for the nine months ended September 30, 2014 was $13.6 million, a decrease of $8.5 million as compared to the nine months ended September 30, 2013. The change in fair value of credit derivatives for each of the periods presented included improvements in reference obligation prices, gains associated with runoff of the portfolio and credit derivative fees earned, partially offset by the impact of incorporating Ambac's CVA. The CVA changes each period are based on observed changes in the fair value of Ambac Assurance’s direct and guaranteed obligations. Reductions to the CVA resulted in losses within the overall change in fair value of credit derivative liabilities of $0.2 million and $23.0 million for the three and nine months ended September 30, 2014, respectively, compared to $3.4 million, $18.0 million and $160.9 million for the three months ended September 30, 2013, five months ended September 30, 2013 and four months ended April 30, 2013, respectively.
Realized gains and other settlements on credit derivative contracts represent fees received and accrued on such contracts. Realized gains and other settlements were $0.6 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively. Realized gains and other settlements were $2.1 million for the nine months ended September 30, 2014, a decrease of $9.0 million from the nine months ended September 30, 2013. The declines over time are due to reduced fee receipts resulting from continued runoff of the credit derivative portfolio and the impact of $4.7 million of fees received in connection with transaction terminations in the nine months ended September 30, 2013. There were no loss or settlement payments in the periods presented.
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

($ in millions)	September 30, 2014	December 31, 2013
Mark-to-market liability of credit derivatives, excluding CVA	$98.8	$133.3
CVA on credit derivatives	(16.0)	(39.0)
Net credit derivative liability at fair value	$82.8	$94.3
Derivative Product Revenues. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Net losses reported in derivative product revenues for the three and nine months ended September 30, 2014 were ($15.7) million and ($117.5) million, reflecting declines of $28.1 million and $179.9 million as compared to the net gains for the three and nine months ended September 30, 2013. Results in derivative product revenues were primarily driven by mark-to-market (losses) gains in the portfolio caused by (falling) rising interest rates during the periods, net of the impact of credit valuation adjustments as discussed below.
The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $4.6 million and $0.01 million for the three and nine months ended September 30, 2014, respectively. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $(1.1) million, $(31.6) million and $(26.7) million for the three months ended September 30, 2013, five months ended September 30, 2013 and four months ended April 30, 2013, respectively. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality as well as the amount of underlying liabilities, which generally decline as interest rates increase. The market's view of Ambac Assurance's credit quality generally improved during 2013 and 2014. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excludes credit derivatives) as of September 30, 2014 and December 31, 2013:

($ in millions)	September 30, 2014	December 31, 2013
Derivative products mark-to-market liability, excluding CVA	$222.8	$130.3
CVA on derivative products portfolio	(48.5)	(48.4)
Net derivative products portfolio liability at fair value	$174.3	$81.9
Other Income. Other income is primarily comprised of deal structuring, commitment, consent and waiver fees in addition to foreign exchange gains and losses unrelated to investments or loss reserves. Other income (loss) for the three months ended September 30, 2014 and September 30, 2013 was $1.0 million and ($1.8) million, respectively. Other income for the three months ended September 30, 2014 primarily resulted from deal related fees offset by foreign exchange losses. Other income for the three months ended September 30, 2013 primarily resulted from foreign exchange losses offset by deal related fees. Other income for the nine months ended September 30, 2014 was $8.2 million, a decrease of $0.6 million compared to the nine months ended September 30, 2013.
Income (loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC, including gains or losses attributable to consolidating or deconsolidating VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation.
Income (loss) on variable interest entities was $9.1 million and $55.1 million for the three months ended September 30, 2014 and 2013, respectively. Income (loss) on variable interest entities was ($34.6) million for the nine months ended September 30, 2014, a decrease of $520.8 million from the nine months ended September 30, 2013. Income on variable interest entities for the three months ended September 30, 2014 is primarily attributable to accretion of the present value discount of net VIE assets into income. The loss on variable interest entities for the nine months ended September 30, 2014 reflect decreases to the fair value of net assets primarily due to a decrease in the CVA applied to certain VIE note liabilities that include significant projected financial guarantee claims. Income on variable interest entities for the five months ended September 30, 2013 are also primarily the result of a decrease in the CVA applied to VIE liabilities that include significant projected financial guarantee claims. Income on variable interest entities for the four months ended April 30, 2013 includes the net income related to a newly consolidated VIE. Consolidation of this VIE resulted in a gain of $385.3 million, representing the difference between net assets of the VIE at fair value as of the consolidation date and the previous carrying value of Ambac’s net insurance liabilities associated with the VIE. The four months ended April 30, 2013 also included gains associated with longer estimated lives of certain transactions and the resultant increase in projected positive net cash flows from the VIEs to Ambac in the form of financial guarantee premiums. Refer to Note 3 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further information on the accounting for VIEs.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Additionally losses and loss expenses include interest on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan, which became effective June 12, 2014. The amendments to the Segregated Account Rehabilitation Plan primarily modified the mechanism for handling claims under the Segregated Account Rehabilitation Plan. Instead of the combination of cash payments and interest-bearing surplus notes originally contemplated by the Segregated Account Rehabilitation Plan, holders of permitted policy claims will, under the amended Segregated Account Rehabilitation Plan, receive an initial interim cash payment for a portion of such policy claim (“Interim Payment”), together with the right to receive a deferred payment equal to the balance of the unpaid policy claim (“Deferred Amount”). The amended Segregated Account Rehabilitation Plan requires that Deferred Amounts generally accrue and compound interest at an annual effective rate of 5.1%. In the case of permitted policy claims relating to transactions that pay monthly, interest will begin to accrue on Deferred Amounts from the first distribution date (under the transaction documents for the relevant bond) after the date on which the Interim Payment in respect of such permitted policy claim was made. For permitted policy claims relating to transactions that do not pay monthly, interest will begin to accrue on Deferred Amounts from the first Payment Date (as defined in the Segregated Account Rehabilitation Plan, as amended) to occur after the date on which the Interim Payment in respect of such permitted policy claim was made. Losses and loss expenses for the nine months ended September 30, 2014 include interest accruals from the beginning of the accrual periods through September 30, 2014.
Losses and loss expenses for the three months ended September 30, 2014 were a benefit of $28.7 million, a reduction as compared to a benefit of $154.3 million for the three months ended September 30, 2013. Losses and loss expenses for the nine months ended September 30, 2014 were an expense of $6.6 million, a reduction of $225.1 million compared to the benefit for nine months ended September 30, 2013. The three and nine months ended September 30, 2014 includes $51.7 million and $359.8 million, respectively of interest expense on Deferred Amounts. The following provides details for losses and loss expenses (benefit) incurred for the periods presented:

	Period from July 1	Period from July 1
	through	through
($ in millions)	September 30, 2014	September 30, 2013
RMBS	$20.4	$(102.4)
Student Loans	(11.4)	(105.6)
Domestic Public Finance	(21.6)	44.5
Ambac UK	(45.9)	(22.8)
All other credits	(46.8)	11.7
Interest on Deferred Amounts	51.7	—
Loss Expenses	24.9	20.3
Totals	$(28.7)	$(154.3)

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
($ in millions)	September 30, 2014	September 30, 2013	April 30, 2013
RMBS	$(317.1)	$(15.6)	$(241.1)
Student Loans	(65.6)	(125.2)	35.4
Domestic Public Finance	78.3	34.1	45.6
Ambac UK	(29.8)	(88.1)	88.8
All other credits	(58.6)	9.4	23.1
Interest on Deferred Amounts	359.8	—	—
Loss Expenses	39.6	5.0	10.1
Totals	$6.6	$(180.4)	$(38.1)
The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Period from July 1	Period from July 1
	through	through
($ in millions)	September 30, 2014	September 30, 2013
Claims recorded (1)	$86.1	$189.3
Subrogation Received	(75.7)	(78.1)
Net Claims Recorded	$10.4	$111.2

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
($ in millions)	September 30, 2014	September 30, 2013	April 30, 2013
Claims recorded (1)	$317.9	$328.3	$403.4
Subrogation Received	(315.0)	(137.0)	(160.4)
Net Claims Recorded	$2.9	$191.3	$243.0

(1)
Claims recorded include (i) claims paid and (ii) changes to claims presented and not yet presented through the balance sheet date for policies which were allocated to the Segregated Account. Item (ii) includes permitted policy claims for policies allocated to the Segregated Account that were presented and approved by the Rehabilitator of the Segregated Account but not paid through to the balance sheet date in accordance with the Segregated Account Rehabilitation Plan and associated rules and guidelines as discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K and in Note 1 to the Unconsolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Amounts recorded for claims not yet presented and/or permitted are based on management’s judgment. Claims recorded does not include interest accrued on Deferred Amounts.

As of September 30, 2014 and December 31, 2013, respectively, $4,375.0 million and $3,904.3 million of Segregated Account claims, inclusive of accrued interest payable on Deferred Amounts of $359.8 and $0, respectively, remain unpaid.

Underwriting and Operating Expenses. Underwriting and operating expenses consist of gross operating expenses plus reinsurance commissions and the amortization of previously deferred insurance acquisition costs. Reinsurance commissions and the amortization of previously deferred underwriting expenses are included in Financial Guarantee segment results. As noted above, all deferred acquisition costs were written off in Fresh Start and accordingly no amortization is reported in Successor Ambac. The following table provides details of underwriting and operating expenses for the periods presented:

	Period from July 1	Period from July 1
	through	through
($ in millions)	September 30, 2014	September 30, 2013
Gross Operating Expenses	$25.0	$24.3
Reinsurance commissions, net	0.5	0.7
Amortization of deferred acquisition costs	—	—
Total	$25.5	$25.0

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
($ in millions)	September 30, 2014	September 30, 2013	April 30, 2013
Gross Operating Expenses	$73.9	$40.0	$37.8
Reinsurance commissions, net	1.4	1.3	0.3
Amortization of deferred acquisition costs	—	—	6.5
Total	$75.3	$41.3	$44.6
Gross operating expenses for the three months ended September 30, 2014 and September 30, 2013 were $25.0 million and $24.3 million, respectively. Gross operating expenses for the nine months ended September 30, 2014 are $73.9 million, a decrease of $3.9 million from gross operating expenses for the nine months ended September 30, 2013. The decrease was primarily due to lower compensation, consulting, legal and insurance expenses, partially offset by higher premium taxes and director stock compensation costs.
As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. During the three months ended September 30, 2014 and September 30, 2013 expenses incurred in connection with legal and consulting services provided for the benefit of OCI amounted to $1.3 million and $2.3 million, respectively. Legal and consulting services provided for the benefit of OCI amounted to $5.0 million during the nine months ended September 30, 2014, a decrease of $2.1 million from the nine months ended September 30, 2013. Future expenses may include advisory costs for the benefit of OCI that are outside the control of Ambac’s management.
Interest Expense. Interest expense includes accrued interest on investment agreements, a secured borrowing transaction and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par. As described in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, junior surplus notes with a par value of $350.0 million originally issued to Ambac by Ambac Assurance were sold to a third party trust in August 2014. Subsequent to the sale, the junior surplus notes are reflected as debt on Ambac's balance sheet along with other surplus notes held by third parties.
As noted above, as a result of Fresh Start, the unamortized discounts on surplus notes have decreased by resetting the carrying value to fair value at the Fresh Start Reporting Date and future cash flows on the surplus notes have been re-projected. Both of these items have impacted the amount of discount accretion recognized in interest expense for Successor Ambac. Accretion of surplus note discounts (excluding the junior surplus notes sold in August 2014) included within overall interest expense was $9.6 million and $12.1 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Accretion of surplus note discounts included within overall interest expense was $34.5 million for the nine months ended September 30, 2014, an increase of $8.9 million from the nine months ended September 30, 2013. Interest expense on the junior surplus notes sold in August 2014 was $1.9 million for the three and nine months ended September 30, 2014.

The following table provides details by type of obligation for the periods presented:

	Period from July 1	Period from July 1
	through	through
($ in millions)	September 30, 2014	September 30, 2013
Interest expense:
Surplus notes	$31.5	$31.2
Investment agreements	0.3	0.5
Secured borrowing	—	0.1
Total	$31.8	$31.8

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
($ in millions)	September 30, 2014	September 30, 2013	April 30, 2013
Interest expense:
Surplus notes	$94.9	$51.9	$29.5
Investment agreements	1.2	0.9	1.3
Secured borrowing	—	0.2	0.2
Total	$96.1	$53.0	$31.0
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
The disapproved interest was accrued for and Ambac is accruing interest on the disapproved interest amounts following each scheduled interest payment date. As described in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, the Rehabilitator will redeem certain Segregated Account surplus notes (other than junior surplus notes) on November 20, 2014 at a redemption price that includes an amount equal to accrued interest on such redeemed surplus notes. Such redemption will also trigger similar proportionate redemption payments on Ambac Assurance's surplus notes. The redemption of surplus notes will result in a charge representing the accelerated recognition of the unamortized discount on the redeemed surplus notes. As of September 30, 2014, the unamortized discount on the portion of Segregated Account and General Account surplus notes expected to be redeemed is $75.5 million.
Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process.
The following table presents reorganization fees for all periods presented:

	Period from July 1	Period from July 1
	through	through
($ in millions)	September 30, 2014	September 30, 2013
Reorganization items:
Professional advisory fees	$—	$—
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	—
Fresh Start reporting adjustments	—	—
Total	$—	$—

	Successor Ambac		Predecessor Ambac
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
($ in millions)	September 30, 2014	September 30, 2013	April 30, 2013
Reorganization items:
Professional advisory fees	$0.2	$0.4	$4.4
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	—	(1,521.4)
Fresh Start reporting adjustments	—	—	(1,228.2)
Total	$0.2	$0.4	$(2,745.2)
Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2014 and September 30, 2013 was $2.3 million and $0.6 million, respectively. The provision for income taxes for the nine months ended September 30, 2014 increased by $1.6 million compared to the provision for income taxes reported for the five months ended September 30, 2013 of $1.1 million and $0.8 million for the four months ended April 30, 2013. For both periods, income tax expense includes a provision for pre-tax profits in Ambac UK’s Italian branch, which cannot be offset by losses in other jurisdictions. The income tax for the four months ended April 30, 2013 also includes a provision for New York State/New York City alternative minimum tax obligations.
At September 30, 2014 the Company had $5.3 billion of U.S. Federal net ordinary operating loss carryforwards, including $1.4 billion at Ambac Financial Group and $3.9 billion at Ambac Assurance.
Ambac Assurance Statutory Basis Financial Results
Ambac Assurance’s and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. OCI has prescribed or permitted additional accounting practices for Ambac Assurance and the Segregated Account which are described in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K. As a result of the amended Segregated Account Rehabilitation Plan becoming effective on June 12, 2014, the previously disclosed OCI prescribed practice relating to other than temporarily impaired investment securities is no longer effective. Ambac has received a new prescribed practice from OCI with regard to the carrying value of investments in Ambac-insured securities with policies that were allocated to the Segregated Account. The new prescribed practice exempts Ambac Assurance from evaluating such investments for other than temporary impairments and requires all such investments be reported at amortized cost regardless of its NAIC risk designation. This accounting determination is intended to recognize that Ambac Assurance continues to maintain statutory loss reserves without adjustment for the economic effects of its ownership of the insured investment securities, improve transparency to the users of the statutory financial statements and to minimize operational risks. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Ambac's 2013 Form 10-K for additional information on the significant differences between U.S. GAAP and SAP.
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
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $897.7 million and $1,030.1 million at September 30, 2014, respectively, as compared to $840.3 million and $905.1 million at December 31, 2013, respectively. The Segregated Account’s statutory policyholder surplus amount, which is included in Ambac Assurance’s policyholder surplus, was $441.7 million and $442.6 million as of September 30, 2014 and December 31, 2013, respectively. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Reinsurance Agreement and Cooperation Agreement (each as defined in Note 1 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
Ambac Assurance’s decrease in policyholder surplus was primarily due to unrealized losses from its subsidiaries, the accrual of $359.8 million of interest on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan in addition to contributions to contingency reserves. Ambac Assurance's statutory net income for the nine months ended September 30, 2014 of $162.4 million was primarily due to positive loss development on RMBS policies, premium income and investment income recognized during 2014 partially offset by losses incurred related to the accrual of interest on Deferred Amounts.
Ambac Assurance’s statutory policyholder surplus includes $1,641.9 million of surplus notes and junior surplus notes issued to various parties. These surplus notes and junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations of Ambac Assurance that must be satisfied prior to Ambac realizing residual value of its equity in Ambac Assurance.
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
The deficit in Ambac UK’s shareholder funds under UK GAAP was £115.2 million at September 30, 2014 as compared to a deficit of £165.4 million at December 31, 2013. Ambac UK’s improvement in shareholders’ funds was primarily due to net income. Notwithstanding the deficit in shareholders’ funds, the directors remain satisfied that Ambac UK has adequate resources to meet its obligations as they fall due and that Ambac UK remains a going concern. At September 30, 2014, the carrying value of cash and investments was £322.1 million, an increase from £297.2 million at December 31, 2013. The increase in cash and investments is due to the continued receipt of premium income and investment coupons from Ambac UK's investment portfolio. The deficit in Ambac UK’s shareholder funds under UK Regulatory was £423.2 million at September 30, 2014 as compared to a deficit of £458.1 million at December 31, 2013, an improvement primarily due to net income offset by an increase in inadmissible assets. The deficit at September 30, 2014 and December 31, 2013 are in comparison to a regulatory capital requirement of £21.6 million for both periods whereby Ambac UK is deficient in terms of compliance with applicable regulatory capital requirements with a regulatory capital shortfall of £444.8 million and £479.7 million at September 30, 2014 and December 2013, respectively. The regulators are aware of this deficiency and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its current cash and investments, expense sharing and other arrangements with Ambac Assurance (as described below) and any value to be realized from the Owner Trust Certificate (as defined below). Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac’s 2013 Form 10-K), Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain costs and expenses. Any expected receipts with regard to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011, which amount to approximately $305.6 million and $270.3 million as of September 30, 2014 and December 31, 2013, respectively.
On August 28, 2014, Ambac sold $350.0 million face amount of junior surplus notes (the "Junior Surplus Notes") issued to it by the Segregated Account (as defined below), plus accrued but unpaid interest thereon, into a newly formed Trust in exchange for cash (net of fees) of $224.3 million and a subordinated owner trust certificate (the "Owner Trust Certificate") issued by the Trust in the face amount of $74.8 million. The Trust funded the cash portion of its purchase of the Junior Surplus Notes with proceeds of the private placement of $299.2 million face amount of Notes to third party investors ("Notes"), which amount equates to approximately 80% of par plus accrued and unpaid interest on the Junior Surplus Notes. The Notes have a final maturity of August 28, 2039. Interest on the Notes will accrue at 5.1% per annum and compound annually on June 7th of each year up to and including the maturity date. Payments on the Notes will be made when and to the extent that the Segregated Account makes payments on the Junior Surplus Notes. The Notes must be paid in full before any payments will be made on the Owner Trust Certificate. The Notes and Owner Trust Certificate are non-recourse to Ambac, Ambac Assurance Corporation and the Segregated Account, but will be collateralized by the Junior Surplus Notes. It is uncertain whether and to what extent Ambac will realize value from the Owner Trust Certificate.
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
In addition, as described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of Ambac's 2013 Form 10-K and in Note 13 to the Unaudited Financial Statements in Part I, Item 1 of this Form 10-Q, the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. During the three and nine months ended September 30, 2014, the Segregated Account made total cash payments of $69.4 million and $176.8 million, respectively, of which $27.8 million for the three months ended September 30, 2014 and $80.2 million for the nine months ended September 30, 2014 related to Supplemental Payments and Special Policy Payments in respect of permitted policy claims. Permitted policy claims, including Deferred Amounts together with interest thereon, will be material uses of future liquidity.
As described in Note 1, under the Segregated Account Rehabilitation Plan, as amended, surplus notes will not be issued with respect to the unpaid balance of permitted policy claims, and such unpaid balances (as adjusted from time to time pursuant to the amended Segregated Account Rehabilitation Plan) will instead be recorded by the Segregated Account as Deferred Amounts. The Deferred Amounts will accrue interest (i) in the case of permitted policy claims relating to transactions that pay monthly, from the first distribution date (under the transaction documents for the relevant bond) after the date on which the Interim Payment in respect of such permitted policy claim was made until such outstanding policy obligations are paid in full or (ii) for permitted policy claims relating to transactions that do not pay monthly, from the first Payment Date (as defined in the Segregated Account Rehabilitation Plan, as amended) to occur after the date on which the Interim Payment in respect of such permitted policy claim was made until such outstanding policy obligations are paid in full. Interest on the Deferred Amounts will accrue generally at an effective rate of 5.1%, compounded annually. In the case of insured bonds whose outstanding principal balance is not reduced by the unpaid portion of permitted policy claims (such bonds, “Undercollateralized Bonds”), the 5.1% effective annual interest rate on the Deferred Amount will be reduced by the bond interest rate applicable to such Undercollateralized Bonds. The Segregated Account is responsible for accrued interest of $359.8 million through September 30, 2014. Furthermore, as more fully described in Note 1, on December 22, 2014, the Rehabilitator will make equalizing payments of Deferred Amounts, together with interest thereon, and, on November 20, 2014 will early redeem a portion of the surplus notes (other than Junior Surplus Notes) issued by the Segregated Account, together with interest thereon, which will result in a proportionate redemption by Ambac Assurance of its surplus notes. The aggregate amount of equalizing payments for Deferred Amounts is estimated to be approximately $1,137.5 million. The early redemption of Segregated Account and Ambac Assurance surplus notes owned by third parties, including accrued interest, is estimated to be approximately $413.6 million in the aggregate.
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
Our ability to recover subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially. Ambac Assurance received subrogation recoveries of $76.1 million and $316.9 million during the three and nine months ended September 30, 2014, respectively.
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $147.3 million as of September 30, 2014. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
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

While meaningful progress has been made in unwinding the Financial Services businesses, multiple sources of risk continue to exist. These include deterioration in investment security market values, additional unexpected draws on outstanding investment agreements, potential swap terminations, the inability to replace or establish new hedge positions and interest rate volatility.
Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of September 30, 2014 were issued in connection with either municipal bonds or structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of September 30, 2014, Ambac had $114.4 million of contingent withdrawal investment agreements related to CLNs and $47.1 million related to municipal bonds. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. Additionally, management performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.
Liquidity risk also exists in the derivative and investment agreement portfolios due to contract provisions which may require collateral posting or early termination of contracts. Both the investment agreement and swap businesses borrow cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from OCI.
Cash Flow Statement Discussion. Net cash provided by (used in) operating activities was $258.4 million, $84.3 million and $(0.7) million during the nine months ended September 30, 2014, five months ended September 30, 2013, the four months ended April 30, 2013, respectively. The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, investment coupon receipts, claim and reinsurance recoveries and RMBS subrogation recoveries. The principal uses of Ambac's liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums and tax payments. During the nine months ended September 30, 2014, Ambac had $67.1 million of loss and loss expense payments net of recoveries. Ambac had net loss and loss expense payments of $2.5 million in the five months ended September 30, 2013 and net loss and loss expense recoveries of $20.4 million in the four months ended April 30, 2013. In connection with the Settlement Agreement with the IRS, Ambac paid $101.9 million to the US Treasury in April 2013.
Future operating cash flows will primarily be impacted by the level of premium collections, surplus note interest payments, (subject to approval by OCI) and claim payments (including the ultimate payment of Deferred Amounts and interest thereon), including payments under credit default swap contracts. Cash flows will be impacted by the expected payment, on December 22, 2014, for equalizing payments of Deferred Amounts and, on November 20, 2014, by the early redemption of a portion of the surplus notes (other than Junior Surplus Notes) issued by the Segregated Account and Ambac Assurance. Total net cash outflows associated with the payment of Deferred Amounts and the redemption of surplus notes specified above are expected to exceed $1.5 billion.
Net cash provided by (used) in financing activities was $24.3 million, $(12.1) million and $(5.5) million during the nine months ended September 30, 2014, five months ended September 30, 2013, the four months ended April 30, 2013, respectively. Financing activities for the nine months ended September 30, 2014 included proceeds from the sale of Junior Surplus Notes of the Segregated Account of $224.3 million, partial offset by payments for investment agreement draws of $200.0 million. Financing activities for the five months ended September 30, 2013 and the four months ended April 30, 2013 included paydowns on a variable interest entity secured borrowing of $7.6 million and $5.5 million, respectively.
Net cash provided by (used) in investing activities was $(316.7) million, $(196.6) million and $115.3 million for the nine months ended September 30, 2014, five months ended September 30, 2013 and the four months ended April 30, 2013, respectively.
Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. At September 30, 2014 Ambac posted collateral of $158.3 million in connection with its outstanding investment agreements.
Ambac Financial Services, LLC (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $172.6 million, including independent amounts, under these contracts at September 30, 2014.
Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.
BALANCE SHEET
Fresh start accounting prescribed by the Reorganizations Topic of the ASC was adopted upon our emergence from Chapter 11 proceedings following satisfaction of the final material contingency to emergence on April 30, 2013. As a result of the application of fresh start accounting, Successor Ambac remeasured all tangible and intangible assets and all liabilities, other than deferred taxes and liabilities associated with post-retirement benefits, at fair value, and recorded goodwill representing the excess of reorganization value of Successor Ambac over the fair value of net assets being re-measured. Thus, the post-emergence consolidated financial statements reflect the new basis of accounting.
Total assets decreased by approximately $502 million from December 31, 2013 to $26.6 billion at September 30, 2014, primarily due to a reduction of VIE assets, and lower insurance intangible assets and premium receivables resulting from the runoff of the insured portfolio partially offset by an increase of the non-VIE investment portfolio. The fair value of the consolidated non-VIE investment portfolio was $7.1 billion and $6.5 billion at September 30, 2014 and December 31, 2013, respectively, inclusive of the proceeds from the sale of the Junior Surplus Notes. Total liabilities decreased by approximately $774 million from December 31, 2013 to $25.3 billion as of September 30, 2014, primarily as a result of lower variable interest entity liabilities, lower unearned premium reserves and lower investment agreement liabilities partially offset by higher long-term debt related to the sale of the Junior Surplus Notes and derivative liabilities resulting from a decline in interest rates and a lower CVA.
As of September 30, 2014 total stockholders’ equity was $1,251 million, compared with total stockholders’ equity of $978 million at December 31, 2013. This increase was primarily due comprehensive income earned during the period, which includes appreciation of non-VIE investment fair values and net income for the nine months ended September 30, 2014.
Investment Portfolio. Ambac Assurance’s non-VIE investment objective is to achieve the highest after-tax yield on a diversified portfolio of primarily fixed income investments while employing asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on the types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities in the open market given their relative risk/reward characteristics. Ambac Assurance’s investment policies are also subject to oversight by the Rehabilitator of the Segregated Account pursuant to contracts entered into between Ambac Assurance and the Segregated Account. The Board of Directors of Ambac Assurance approves any changes and exceptions to Ambac Assurance's investment policy.
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
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by segment at September 30, 2014 and December 31, 2013:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—September 30, 2014:
Fixed income securities:
Municipal obligations (1)	$939.4	$—	$—	$939.4
Corporate obligations	1,805.7	—	—	1,805.7
Foreign obligations	125.1	—	—	125.1
U.S. government obligations	33.8	44.3	—	78.1
U.S. agency obligations	29.9	—	—	29.9
Residential mortgage-backed securities (2)	1,824.5	—	—	1,824.5
Collateralized debt obligations	25.9	—	20.1	46.0
Other asset-backed securities	1,050.8	109.2	147.5	1,307.5
	5,835.1	153.5	167.6	6,156.2
Short-term (1)	437.1	6.3	107.5	550.9
Other investments	270.9	—	20.0	290.9
	6,543.1	159.8	295.1	6,998.0
Fixed income securities pledged as collateral:
U.S. government obligations	64.0	—	—	64.0
	64.0	—	—	64.0
Total investments	$6,607.1	$159.8	$295.1	$7,062.0
Percent total	93.5%	2.3%	4.2%	100%

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—December 31, 2013:
Fixed income securities:
Municipal obligations (1)	$1,377.7	$—	$—	$1,377.7
Corporate obligations	1,489.4	—	—	1,489.4
Foreign obligations	124.9	—	—	124.9
U.S. government obligations	89.1	37.2	—	126.3
U.S. agency obligations	32.1	—	—	32.1
Residential mortgage-backed securities (2)	1,547.8	10.8	—	1,558.6
Collateralized debt obligations	176.2	7.7	—	183.9
Other asset-backed securities	649.9	314.4	28.1	992.4
	5,487.1	370.1	28.1	5,885.3
Short-term (1)	262.3	—	8.8	271.1
Other investments	241.1	—	—	241.1
	5,990.5	370.1	36.9	6,397.5
Fixed income securities pledged as collateral:
U.S. government obligations	126.2	—	—	126.2
	126.2	—	—	126.2
Total investments	$6,116.7	$370.1	$36.9	$6,523.7
Percent total	93.7%	5.7%	0.6%	100.0%

(1)	Includes taxable and tax exempt securities.

(2)	Includes RMBS insured by Ambac Assurance.

The following table represents the fair value of mortgage and asset-backed securities at September 30, 2014 and December 31, 2013 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac—September 30, 2014:
Residential mortgage-backed securities:
RMBS—Second Lien	$868.6	$—	$—	$868.6
RMBS—First-lien—Alt-A	582.4	—	—	582.4
RMBS—First Lien—Sub Prime	337.2	—	—	337.2
U.S. Government Sponsored Enterprise	35.3	—	—	35.3
Government National Mortgage Association	1.0	—	—	1.0
RMBS—First-lien—Prime	—	—	—	—
Total residential mortgage-backed securities	1,824.5	—	—	1,824.5
Other asset-backed securities
Military Housing	228.0	—	—	228.0
Auto	268.1	4.5	68.6	341.2
Credit Cards	109.8	104.7	58.5	273.0
Student Loans	222.9	—	—	222.9
Structured Insurance	51.4	—	—	51.4
Other	170.6	—	20.4	191.0
Total other asset-backed securities	1,050.8	109.2	147.5	1,307.5
Total	$2,875.3	$109.2	$147.5	$3,132.0

Successor Ambac—December 31, 2013:
Residential mortgage-backed securities:
RMBS—Second Lien	$698.4	$—	$—	$698.4
RMBS—First-lien—Alt-A	512.7	—	—	512.7
RMBS—First Lien—Sub Prime	291.8	—	—	291.8
U.S. Government Sponsored Enterprise	42.9	10.8	—	53.7
Government National Mortgage Association	1.3	—	—	1.3
RMBS—First Lien—Prime	0.7	—	—	0.7
Total residential mortgage-backed securities	1,547.8	10.8	—	1,558.6
Other asset-backed securities
Military Housing	344.1	—	—	344.1
Auto	122.5	79.1	17.8	219.4
Credit Cards	20.7	235.3	8.0	264.0
Student Loans	14.0	—	—	14.0
Structured Insurance	50.9	—	—	50.9
Other	97.7	—	2.3	100.0
Total other asset-backed securities	649.9	314.4	28.1	992.4
Total	$2,197.7	$325.2	$28.1	$2,551.0
The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CCC- and BB+ as of September 30, 2014, and CCC- and BBB+ as of December 31, 2013, respectively.
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

The following table provides the ratings distribution of the fixed income investment portfolio based on market value at September 30, 2014 and December 31, 2013 by segment:
Rating (1):

	Financial Guarantee (2)	Financial Services	Corporate	Combined
Successor Ambac—September 30, 2014:
AAA	21%	100%	100%	26%
AA	16	—	—	15
A	15	—	—	14
BBB	12	—	—	11
Below investment grade	32	—	—	30
Not rated	4	—	—	4
	100%	100%	100%	100%

Successor Ambac—December 31, 2013:
AAA	12%	87%	100%	16%
AA	24	13	—	23
A	19	—	—	18
BBB	14	—	—	13
Below investment grade	26	—	—	25
Not rated	5	—	—	5
	100%	100%	100%	100%

(1)	Ratings are based on the lower of Moody’s or S&P ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade Ambac Assurance insured bonds represent 29% and 21% of the 2014 and 2013 Financial Guarantee portfolio, respectively.
The increase in the percentage of below investment grade holdings since December 31, 2013 is driven by additional purchases of and increased prices on Ambac Assurance insured bonds.

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of September 30, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	September 30, 2014		December 31, 2013 (2)
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value (1)	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
Less than 12 months	$67.3	$1.4	$437.7	$28.4
Greater than 12 months	155.4	8.0	—	—
	222.7	9.4	437.7	28.4
Corporate obligations in continuous unrealized loss for:
Less than 12 months	474.9	3.4	877.4	23.9
Greater than 12 months	209.9	6.1	—	—
	684.8	9.5	877.4	23.9
Foreign government obligations in continuous unrealized loss for:
Less than 12 months	32.6	1.1	117.9	6.9
Greater than 12 months	38.1	1.5	—	—
	70.7	2.6	117.9	6.9
U.S. government obligations in continuous unrealized loss for:
Less than 12 months	73.3	0.6	70.0	2.2
Greater than 12 months	14.7	0.6	—	—
	88.0	1.2	70.0	2.2
U.S. agency obligations in continuous unrealized loss for:
Less than 12 months	—	—	5.8	0.1
Greater than 12 months	4.4	—	—	—
	4.4	—	5.8	0.1
Residential mortgage-backed securities in continuous unrealized loss for:
Less than 12 months	200.9	8.5	644.5	18.1
Greater than 12 months	3.4	0.1	—	—
	204.3	8.6	644.5	18.1
Collateralized debt obligations in continuous unrealized loss for:
Less than 12 months	5.4	0.1	137.7	0.4
Greater than 12 months	—	—	—	—
	5.4	0.1	137.7	0.4
Other asset-backed securities in continuous unrealized loss for:
Less than 12 months	169.7	0.1	630.0	36.6
Greater than 12 months	—	—	—	—
	169.7	0.1	630.0	36.6
Short term securities in continuous unrealized loss for:
Less than 12 months	1.4	—	—	—
Greater than 12 months	—	—	—	—
	1.4	—	—	—
Total	$1,451.4	$31.5	$2,921.0	$116.6

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.

(2)
As a result of the implementation of Fresh Start, amortized cost for available-for-sale securities was set to equal fair value on April 30, 2013. Accordingly, at December 31, 2013, Ambac does not have any gross unrealized losses that have been in a continuous unrealized loss position for greater than 12 months.

Management has determined that the unrealized losses on municipal and corporate obligations at September 30, 2014 are primarily driven by the increase in interest rates between the Fresh Start Reporting Date of April 30, 2013 and September 30, 2014. Unrealized losses on residential mortgage-backed securities are primarily related to Ambac-wrapped securities due to discount accretion, which has exceeded the increase in fair value since April 30, 2013. Refer to Note 8 to the Unaudited Financial Statements included in Part 1, Item 1 of this Form 10-Q for further details on the analysis performed in Management's determination that the unrealized losses are temporary in nature.

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of September 30, 2014 and December 31, 2013, by contractual maturity date:

	September 30, 2014		December 31, 2013
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	11.7	11.6	74.8	73.1
Due after five years through ten years	135.8	131.0	313.7	294.1
Due after ten years	84.6	80.1	77.6	70.5
	232.1	222.7	466.1	437.7
Corporate obligations:
Due in one year or less	8.0	7.9	25.5	25.5
Due after one year through five years	391.3	388.2	357.5	353.7
Due after five years through ten years	280.2	274.2	475.9	457.8
Due after ten years	14.8	14.5	42.4	40.4
	694.3	684.8	901.3	877.4
Foreign government obligations:
Due in one year or less	2.1	1.9	—	—
Due after one year through five years	27.2	26.4	51.7	50.4
Due after five years through ten years	43.0	41.4	67.6	62.8
Due after ten years	1.0	1.0	5.5	4.7
	73.3	70.7	124.8	117.9
U.S. government obligations:
Due in one year or less	3.5	3.4	0.4	0.4
Due after one year through five years	82.7	81.8	51.3	50.3
Due after five years through ten years	3.0	2.8	17.8	16.7
Due after ten years	—	—	2.7	2.6
	89.2	88.0	72.2	70.0
U.S. agency obligations:
Due in one year or less	—	—	1.3	1.3
Due after one year through five years	4.4	4.4	4.6	4.5
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	4.4	4.4	5.9	5.8
Residential mortgage-backed securities	212.9	204.3	662.6	644.5
Collateralized debt obligations	5.5	5.4	138.1	137.7
Other asset-backed securities	169.8	169.7	666.6	630.0
Short term securities	1.4	1.4	—	—
Total	$1,482.9	$1,451.4	$3,037.6	$2,921.0

Reinsurance Recoverables. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $157.4 million from its reinsurers at September 30, 2014. As of September 30, 2014, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $16,323 million, with the largest reinsurer accounting for $14,597 million or 8.4% of gross par outstanding at September 30, 2014. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at September 30, 2014 and the reinsurers’ rating levels as of November 5, 2014:

Reinsurers	Moody’s Rating	Moody’s Outlook	Percentage ceded Par	Net unsecured reinsurance recoverable (in thousands) (1)
Assured Guaranty Re Ltd	Baa1	Negative	89.4%	$31,301
Sompo Japan Insurance Inc.	A1	Stable	6.2%	—
Assured Guaranty Corporation	A3	Negative	4.4%	4,913
Total			100.0%	$36,214

(1)
Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac Assurance.

Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of September 30, 2014 and December 31, 2013, the insurance intangible asset was $1,475 million and 1,598 million, respectively. The change in the intangible asset during the nine months ended September 30, 2014 was primarily due to amortization of $110 million. Accumulated amortization was equal to $209 million and $101 million at September 30, 2014 and December 31, 2013, respectively.
Goodwill. At the Fresh Start Reporting Date, goodwill of $515 million was recorded which represented the excess reorganization value which could not be attributed to the fair value of specific identified tangible and intangible assets. As of September 30, 2014 we concluded goodwill was not impaired and the asset remains at $515 million.
Derivative Liabilities. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Successor Ambac reduced its derivative liabilities by $64.5 million at September 30, 2014 and $87.4 million at December 31, 2013 to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of September 30, 2014 is a function of (i) changes to the underlying derivative liabilities before considering Ambac's credit quality and (ii) the market’s view that Ambac’s credit quality improved during the nine months ended September 30, 2014.
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
The loss and loss expense reserves, before reinsurance as of September 30, 2014 and December 31, 2013 were $5,514.2 million and $5,470.2 million, respectively. As of September 30, 2014 and December 31, 2013, respectively, $4,015.2 million and $3,904.3 million of Segregated Account claims remain unpaid, including unpaid accrued interest on Deferred Amounts of $359.8 million and $0, respectively.

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	September 30, 2014
	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned	Gross Loss and
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)	Premium Revenue	Loss Expense Reserves
Loss and loss expense reserves	$3,319	$290	$4,324	$(1,488)	$(442)	$6,003
Subrogation recoverable	696	70	139	(1,394)	—	(489)
Totals	$4,015	$360	$4,463	$(2,882)	$(442)	$5,514

	December 31, 2013
	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned	Gross Loss and
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)	Premium Revenue	Loss Expense Reserves
Loss and loss expense reserves	$3,374	$—	$4,895	$(1,798)	$(503)	$5,968
Subrogation recoverable	530	—	136	(1,164)	—	(498)
Totals	$3,904	$—	$5,031	$(2,962)	$(503)	$5,470

(1)	Present value of future recoveries include RMBS representation and warranty recoveries of $2,214 and $2,207 at September 30, 2014 and December 31, 2013, respectively.
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
The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s loss reserves at September 30, 2014 and December 31, 2013:

	September 30, 2014
		Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions)	Gross par outstanding (1)	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
RMBS	$10,437	$3,996	$359	$1,897	$(2,731)	$(39)	$3,482
Student Loans	2,006	—	—	996	(36)	(55)	905
Domestic Public Finance	4,974	19	1	551	(108)	(74)	389
Ambac UK	1,817	—	—	821	(7)	(224)	590
All other credits	1,226	—	—	86	—	(50)	36
Loss expenses	—		—	112	—	—	112
Totals	$20,460	$4,015	$360	$4,463	$(2,882)	$(442)	$5,514

	December 31, 2013
		Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions)	Gross par outstanding (1)	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
RMBS	$11,683	$3,891	$—	$2,312	$(2,821)	$(70)	$3,312
Student Loans	2,352	—	—	1,078	(37)	(59)	982
Domestic Public Finance	5,019	13	—	500	(97)	(78)	338
Ambac UK	1,844	—	—	882	(7)	(242)	633
All other credits	1,309	—	—	148	—	(54)	94
Loss expenses	—	—	—	111	—	—	111
Totals	$22,207	$3,904	$—	$5,031	$(2,962)	$(503)	$5,470

(1)
Ceded par outstanding and ceded loss and loss expense reserves at September 30, 2014 and December 31, 2013, are $999 and $106 and $901 and $122, respectively. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

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
RMBS Representation and Warranty Subrogation Recoveries
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties described herein. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of fraud or other misconduct in the origination process, and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations and warranties. Ambac or its counsel engaged consultants with significant mortgage underwriting experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. Transactions which exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors which Ambac believes to be indicative of poor performance include (i) high levels of early payment defaults, (ii) significant number of loan liquidations or charge-offs and resulting high levels of losses, and (iii) rapid elimination of credit protections inherent in the transactions’ structures. Clause (ii), “loan liquidations,” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken actions to recover against the collateral, and the securitization has incurred losses to the extent such actions did not result in full repayment of the borrower’s obligations. Refer to Note 2 and Note 8 of the Consolidated Financial Statements included in Part II, Item 8 of Ambac's 2013 Form 10-K for more information regarding the estimation process for representation and warranty subrogation recoveries.
The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss and loss expense reserves before subrogation recoveries, subrogation recoveries, and gross loss and loss expense reserves net of subrogation for all RMBS exposures for which Ambac established reserves at September 30, 2014 and December 31, 2013:

	September 30, 2014
($ in millions)	Gross par outstanding	Gross loss and loss expense reserves before representation and warranty subrogation recoveries	Representation and warranty subrogation recoveries	Gross loss and loss expense reserves net of representation and warranty subrogation recoveries
Second-lien	$1,938	$546	$—	$546
First-lien Mid-prime	3,161	2,144	—	2,144
First-lien Sub-prime	1,251	156	—	156
Other	237	180	—	180
Total Credits Without Subrogation	6,587	3,026	—	3,026
Second-lien	2,082	1,212	(1,615)	(403)
First-lien Mid-prime	142	620	(150)	470
First-lien Sub-prime	1,626	838	(449)	389
Total Credits With Subrogation	3,850	2,670	(2,214)	456
Total	$10,437	$5,696	$(2,214)	$3,482
For policies which have estimated representation and warranty recoveries as of September 30, 2014, Ambac has estimated ultimate losses of $4,454 million, which includes paid claims, net of recoveries received, of $1,784 million and a discounted value of future expected claim payments of $2,670 million. Future expected claim payments include Deferred Amounts and accrued interest on Deferred Amounts of $1,857 million and $166 million, respectively.

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

Total student loan gross loss and loss expense reserves and related gross par outstanding on Ambac insured obligations were as follows:

	September 30, 2014		December 31, 2013
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss and Loss Expense Reserves	Gross Par Outstanding	Gross Loss and Loss Expense Reserves
For-Profit Issuers	$1,682	$838	$1,951	$921
Not-For-Profit Issuers	324	67	401	61
Total	$2,006	$905	$2,352	$982
Collateral for the For-Profit Issuers consists of private loans which do not have any federal guarantee as to defaulted principal and interest. Collateral for the Not-For-Profit Issuers consists of both FFELP and private student loans. Approximately 14% of the collateral backing the Not-For-Profit Issuers consists of FFELP loans while the remaining 86% consists of private loans. Private loan defaults have been on the rise since the credit crisis in 2008 began. Elevated unemployment rates, combined with high student loan debt levels will put pressure on borrowers' ability to pay their loans.
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
It is possible that our loss estimate assumptions for insurance policies discussed above could be understated. We have attempted to identify reasonably possible cash flows using more stressful assumptions. The reasonably possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2014 and assumes an inability to execute commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve.
RMBS
Changes to assumptions that could make our reserves under-estimated include deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be significantly lower than our estimate of $2.2 billion, before reinsurance, as of September 30, 2014 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.
In the case of both first and second-lien exposures, the reasonably possible stress case assumes a harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at September 30, 2014 could be approximately $126 million.
Student Loans
Changes to assumptions that could make our reserves under-estimated include but are not limited to an increase in interest rates, default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities. For student loan credits for which we have an estimate of expected loss at September 30, 2014, the reasonably possible increase in loss reserves could be approximately $511 million.

Public Finance
It is possible our loss reserves for public finance credits may be materially under-estimated because most credits and the portfolio as a whole have possible outcomes more adverse than our recorded loss reserves. For public finance credits with loss reserves at September 30, 2014, the sum of all losses in the highest stress case used in our current loss reserving process is $1,679 million greater than the current probability weighted loss reserve.
In our past experience, losses in the public finance portfolio have been contained, with most of our adversely classified credits resolving without loss to Ambac.  For example, we have entered into settlements with two municipalities in bankruptcy that do not require us to suffer permanent losses if our settlements are confirmed, the cities’ plans are adopted and the cities do not re-default. We have a small exposure to another city in bankruptcy and have not yet resolved the treatment of our exposure in their plan. While an unfavorable outcome in this case would not be material financially, all adverse precedents are concerning to the extent they may influence the behavior of other stressed municipalities.
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
We currently consider high severity outcomes to be outlying and therefore implicitly assign low or remote probabilities to such outcomes in our current loss reserves unless the situation develops adversely. We expect municipal bankruptcies and defaults to continue to be challenging to project given their complexity and long duration as well as their relative infrequency and the uniqueness of each case, particularly with regard to policy and political issues.  Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market that deprives issuers' access to funding necessary to avoid defaulting on their obligations. While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted market volatility that closes markets.
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, low ratings and limited access to capital. The Commonwealth’s announced plans to improve its financial position and prospects include the restructuring of debt obligations, and while terms may be unknown in many cases and uncertain in others, and the targets of their restructuring may change, we believe there is a possibility of incurring a loss that could be higher than our current reserves. Our loss reserves include scenarios designed to cover a range of possible outcomes but the possible outcomes could shift quickly and materially as this volatile situation unfolds.
Other Credits, including Ambac UK
It is possible our loss reserves on other types of credits, including Ambac UK, may be materially under-estimated because most credits have possible outcomes more adverse than the recorded loss reserve. For all other credits, including Ambac UK, for which we have an expected loss, the sum of all the highest stress case loss scenarios is $556 million greater than the current loss reserve at September 30, 2014.
SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES
Please refer to Note 3, “Special Purpose Entities, Including Variable Interest Entities” of the Unaudited Consolidated Financial Statements, located in Item 1 of this Form 10-Q, for information regarding special purpose and variable interest entities.
ACCOUNTING STANDARDS
Please refer to Note 15 of the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.

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
Operating Earnings (Losses). Operating Earnings (Losses) eliminates the impact of certain GAAP accounting requirements and includes certain items that the Company has realized or expects to realize in the future, but that are not reported under GAAP. Operating Earnings (Losses) is defined as net income attributable to common shareholders, as reported under GAAP, adjusted on an after-tax basis for the following:

•
Elimination of the non-credit impairment fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated credit losses. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market factors such as interest rates and credit spreads, including the market’s perception of Ambac’s CVA, and are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee segment contracts to be accounted for consistent with the Financial Services – Insurance Topic of ASC, whether or not they are subject to derivative accounting rules.

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
The following table reconciles net income attributable to common shareholders to the non-GAAP measure, Operating Earnings (Losses), for all periods presented:

	Period from July 1	Period from July 1
	through	through
($ in Millions)	September 30, 2014	September 30, 2013
Net (loss) income attributable to common shareholders	$82.5	$231.0
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(5.4)	(8.5)
Effect of consolidating financial guarantee VIEs	2.8	(48.7)
Insurance intangible amortization	41.9	37.5
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	25.5	(19.0)
Fair value (gain) loss on derivatives from Ambac CVA	(4.6)	1.1
Operating Earnings (Losses)	$142.7	$193.4

	Successor Ambac –		Predecessor Ambac –
	Period from January 1	Period from May 1	Period from January 1
	through	through	through
($ in Millions)	September 30, 2014	September 30, 2013	April 30, 2013
Net (loss) income attributable to common shareholders	$30.5	$436.7	$3,349.0
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(7.3)	(58.6)	71.6
Effect of consolidating financial guarantee VIEs	55.9	(64.0)	(413.7)
Insurance intangible amortization	109.9	62.4	—
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	17.0	(11.6)	11.3
Fair value (gain) loss on derivative products from Ambac CVA	—	31.6	26.7
Fresh Start accounting adjustments	—	—	(2,749.7)
Operating Earnings (Losses)	$206.0	$396.5	$295.2
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

•
Addition of the value of the unearned premium reserve on financial guarantee contracts and fees on credit derivative contracts, adjusted for management's expected future net premiums and credit derivative receipts, in excess of expected losses, net of reinsurance.

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
The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value for all periods presented:

($ in Millions)	September 30, 2014	December 31, 2013	December 31, 2013
		Revised	Reported
Total Ambac Financial Group, Inc. stockholders’ equity	$975.7	$703.0	$703.0
Adjustments:
Non-credit impairment fair value losses on credit derivatives	65.5	72.8	72.8
Effect of consolidating financial guarantee variable interest entities	(313.7)	(372.7)	(372.7)
Insurance intangible asset and goodwill	(1,989.5)	(2,112.5)	(2,112.5)
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(48.5)	(48.4)	(48.4)
Net unearned premiums and fees in excess of expected losses	1,460.7	1,666.0	1,435.2
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(214.8)	41.9	41.9
Adjusted Book Value	$(64.6)	$(49.9)	$(280.7)
Adjusted Book Value as of December 31, 2013 reflects a $230.8 million revision to correct the previously reported amount of $(280.7) million. This revision relates to a correction in the net unearned premiums and fees in excess of expected losses adjustment. The revision eliminates the impact of forgone future installment premiums related to one Ambac UK exposure that was already recorded in Ambac's stockholders' equity.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Operating Earnings (Losses), including the majority of revenues and expenses but exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment.  Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign exchange rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value decrease from December 31, 2013 to September 30, 2014 of $(14.7) million was primarily driven by a reduction in net unearned premiums and fees in excess of expected losses partially offset by Operating Earnings.

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
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment agreements, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac and were purchased as part of Ambac's asset and liability management strategy neutralize interest rate risk associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the company's interest rate sensitivity measures. The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7 to the Consolidated Financial Statements located in Item 1 of this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at September 30, 2014:

Change in Interest Rates ($ in millions)	Estimated Change in Net Fair Value	Estimated Net Fair Value
300 basis point rise	$132	$3,226
200 basis point rise	109	3,203
100 basis point rise	66	3,160
Base scenario	—	3,094
100 basis point decline (1)	(110)	2,984
200 basis point decline (1)	(276)	2,818

(1)	Incorporates an interest rate floor of 0%
Due to the low interest rate environment as of September 30, 2014, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The incremental interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.8 million for a 1 basis point parallel shift in USD swap rates up or down at September 30, 2014.
The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the nine months ended September 30, 2014, Ambac’s interest rate derivative portfolio VaR averaged approximately $14.9 million, and ranged from a high of $15.5 million to a low of $14.4 million. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
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
The following table summarizes the estimated change in fair values on Successor Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation credit spreads at September 30, 2014. It is more likely that actual changes in credit spreads will vary be contract:

Change in Reference Obligation Spreads ($ in millions)	Estimated Change in Fair Value	Estimated Fair Value
250 basis point widening	$(26)	$(109)
50 basis point widening	(5)	(88)
Base scenario	—	(83)
50 basis point narrowing	5	(78)
250 basis point narrowing	19	(64)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $16.0 million reduction to the credit derivatives liability as of September 30, 2014. At September 30, 2014 the credit valuation adjustment resulted in a 16.2% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7 to the Unaudited Consolidated Financial Statements located in Part I, Item 1 of this Form 10-Q for further information on measurement of the credit valuation adjustment.
The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk were not significant as of September 30, 2014. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $48.5 million as of September 30, 2014.
The following table summarizes the estimated change in fair values on Ambac's credit derivative and interest rate swap net liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at September 30, 2014:

Change in Ambac Credit Spreads ($ in millions)	Estimated Change in Fair Value	Estimated Fair Value
250 basis point widening	$24	$(234)
50 basis point widening	5	(253)
Base scenario	—	(258)
50 basis point narrowing	(6)	(264)
250 basis point narrowing	(32)	(290)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased as part of Ambac's asset and liability management strategy are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Successor Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at September 30, 2014. It is more likely that actual changes in credit spreads will vary by security:

Change in Spreads ($ in millions)	Estimated Change in Fair Value	Estimated Fair Value
250 basis point widening	(379)	$4,524
50 basis point widening	(76)	4,827
Base scenario	—	4,903
50 basis point narrowing	76	4,979
250 basis point narrowing	378	5,281
Foreign Exchange Risk:
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of September 30, 2014.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(46.4)	$(23.2)	$23.2	$46.4
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
Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, Ambac’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
Item 1.     Legal Proceedings.
Please refer to Note 13 “Commitments and Contingencies” of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q, and Note 18 “Commitments and Contingencies” in Part II, Item 8 of Ambac’s 2013 Form 10-K for a discussion on legal proceedings against Ambac and its subsidiaries.
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
10.1
Amended and Restated Trust Agreement dated as of August 28, 2014, among Ambac Financial Group, Inc., The Bank of New York Mellon, and Wilmington Trust, National Association (filed as exhibit 99.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed August 28, 2014 and incorporated herein by reference).

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1+	Amendment dated as June 12, 2014 to the Plan of Rehabilitation of the Segregated Account of Ambac Assurance Corporation.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed herewith.
++	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	November 10, 2014	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)