Form 10-Q
period 2015-03-31
AMBAC FINANCIAL GROUP INC
filed 2015-05-11
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 7, 2015, 45,003,680 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share data)	2015	2014
	(Unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost: 2015—$4,672,886 and 2014—$4,514,878)	$4,865,750	$4,725,686
Fixed income securities pledged as collateral, at fair value (amortized cost: 2015—$64,432 and 2014—$64,378)	64,813	64,267
Short-term investments, at fair value (amortized cost: 2015—$220,980 and 2014—$360,069)	220,980	360,065
Other investments (includes 2015—$310,578 and 2014—$336,013 at fair value)	332,609	357,016
Total investments	5,484,152	5,507,034
Cash and cash equivalents	26,641	73,903
Receivable for securities	8,779	23,660
Investment income due and accrued	24,994	25,015
Premium receivables	951,999	1,000,607
Reinsurance recoverable on paid and unpaid losses	79,308	99,838
Deferred ceded premium	117,688	123,276
Subrogation recoverable	984,129	953,274
Loans	5,494	5,714
Derivative assets	113,622	109,017
Insurance intangible asset	1,347,295	1,410,920
Goodwill	514,511	514,511
Other assets	221,252	186,985
Variable interest entity assets:
Fixed income securities, at fair value	2,704,657	2,743,050
Restricted cash	6,219	7,708
Investment income due and accrued	3,783	1,284
Loans, at fair value	12,789,201	12,371,177
Other assets	2,886	2,891
Total assets	$25,386,610	$25,159,864
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share data)	2015	2014
	(Unaudited)
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$1,583,615	$1,673,785
Loss and loss expense reserves	4,475,991	4,752,007
Ceded premiums payable	59,268	60,436
Obligations under investment agreements	111,967	160,079
Deferred taxes	1,905	2,079
Current taxes	2,333	5,701
Long-term debt	979,001	971,116
Accrued interest payable	322,408	304,139
Derivative liabilities	447,356	406,944
Other liabilities	56,914	63,396
Payable for securities purchased	34,559	762
Variable interest entity liabilities:
Accrued interest payable	5,768	3,268
Long-term debt, at fair value	13,341,902	12,882,076
Derivative liabilities	2,125,713	2,200,163
Other liabilities	189	178
Total liabilities	23,548,889	23,486,129
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 2015—45,006,057; 2014—45,005,932	450	450
Additional paid-in capital	189,533	189,138
Accumulated other comprehensive income	169,329	220,283
Accumulated earnings	1,204,001	989,290
Treasury stock, shares at cost: 2015—2,459; 2014—2,459	(56)	(56)
Total Ambac Financial Group, Inc. stockholders’ equity	1,563,257	1,399,105
Noncontrolling interest	274,464	274,630
Total stockholders’ equity	1,837,721	1,673,735
Total liabilities and stockholders’ equity	$25,386,610	$25,159,864
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2015	2014
Revenues:
Net premiums earned	$65,718	$82,547
Net investment income:
Securities available-for-sale and short-term	63,332	68,807
Other investments	9,651	1,994
Total net investment income	72,983	70,801
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(10,361)	(10,392)
Portion of other-than-temporary impairment recognized in other comprehensive income	7,242	—
Net other-than-temporary impairment losses recognized in earnings	(3,119)	(10,392)
Net realized investment gains	54,101	16,289
Change in fair value of credit derivatives:
Realized gains and other settlements	419	775
Unrealized gains (losses)	(2,918)	6,607
Net change in fair value of credit derivatives	(2,499)	7,382
Derivative products	(37,774)	(53,841)
Net realized losses on extinguishment of debt	(93)	—
Other income (expense)	(788)	1,894
Income (loss) on variable interest entities	6,962	(5,542)
Total revenues	155,491	109,138
Expenses:
Losses and loss (benefit)	(150,952)	(140,011)
Insurance intangible amortization	37,432	31,714
Underwriting and operating expenses	24,523	25,786
Interest expense	27,908	32,328
Total expenses (benefit)	(61,089)	(50,183)
Pre-tax income before reorganization items	216,580	159,321
Reorganization items	—	23
Pre-tax income	216,580	159,298
Provision for income taxes	1,709	3,249
Net income	214,871	156,049
Less: net (gain) loss attributable to noncontrolling interest	160	107
Net income attributable to common shareholders	$214,711	$155,942
Other comprehensive income (loss), after tax:
Net income	$214,871	$156,049
Unrealized gains (losses) on securities, net of deferred income taxes of $0	(17,448)	88,722
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	(33,805)	4,284
Changes to postretirement benefit, net of tax of $0	(27)	(204)
Total other comprehensive income (loss), net of tax	(51,280)	92,802
Total comprehensive income	163,591	248,851
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net (gain) loss	160	107
Currency translation adjustments	(326)	46
Total comprehensive income attributable to Ambac Financial Group, Inc.	$163,757	$248,698
Net income per share attributable to Ambac Financial Group, Inc. common shareholders:
Basic	$4.75	$3.46
Diluted	$4.57	$3.31
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2015	$1,673,735	$989,290	$220,283	$—	$450	$189,138	$(56)	$274,630
Total comprehensive income	163,591	214,711	(50,954)	—	—	—	—	(166)
Stock-based compensation	393	—	—	—	—	393	—	—
Warrants exercised	2	—	—	—	—	2	—	—
Balance at March 31, 2015	$1,837,721	$1,204,001	$169,329	$—	$450	$189,533	$(56)	$274,464

Balance at January 1, 2014	978,422	505,219	11,661	—	450	185,672	(19)	275,439
Total comprehensive income	248,851	155,942	92,756	—	—	—	—	153
Stock-based compensation	1,537	—	—	—	—	1,537	—	—
Warrants exercised	1	—	—	—	—	1	—	—
Balance at March 31, 2014	$1,228,811	$661,161	$104,417	$—	$450	$187,210	$(19)	$275,592
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$214,711	$155,942
Noncontrolling interest in subsidiaries’ earnings	160	107
Net income (loss)	214,871	156,049
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	791	748
Amortization of bond premium and discount	(31,477)	(27,940)
Reorganization items	—	23
Share-based compensation	393	1,537
Deferred income taxes	(174)	3
Current income taxes	(3,368)	3,023
Unearned premiums, net	(84,582)	(84,667)
Losses and loss expenses, net	(197,332)	(146,494)
Ceded premiums payable	(1,168)	(1,070)
Investment income due and accrued	21	3,022
Premium receivables	48,608	34,907
Accrued interest payable	18,269	22,235
Amortization of insurance intangible assets	37,432	31,714
Net mark-to-market (gains) losses	2,918	(6,607)
Net realized investment gains	(54,101)	(16,289)
Other-than-temporary impairment charges	3,119	10,392
Losses on extinguishment of debt	93	—
Variable interest entity activities	(6,962)	5,542
Other, net	58,229	52,397
Net cash provided by operating activities	5,580	38,525
Cash flows from investing activities:
Proceeds from sales of bonds	487,462	276,555
Proceeds from matured bonds	299,715	230,290
Purchases of bonds	(919,361)	(625,507)
Proceeds from sales of other invested assets	36,543	36,894
Purchases of other invested assets	(10,176)	(20,611)
Change in short-term investments	139,085	56,016
Loans, net	220	(71)
Change in swap collateral receivable	(37,239)	(35,410)
Other, net	779	(2,352)
Net cash (used in) investing activities	(2,972)	(84,196)
Cash flows from financing activities:
Proceeds from warrant exercise	2	1
Payments for investment agreement draws	(49,872)	—
Net cash provided by (used in) financing activities	(49,870)	1
Net cash flow	(47,262)	(45,670)
Cash and cash equivalents at beginning of period	73,903	77,370
Cash and cash equivalents end of period	$26,641	$31,700

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4,933	$—
Interest on investment agreements	88	202
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	—	81
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
Ambac’s financial guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account (as defined below) and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the terms of its Auction Market Preferred Shares, and the terms of agreements entered into with the Segregated Account. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
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
Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

•
Increasing the value of its investment in Ambac Assurance by actively managing its assets and liabilities with a focus on maximizing risk-adjusted investment portfolio returns and mitigating or remediating losses on poorly performing insured transactions through executing policy commutations, pursuing recoveries of losses through litigation and the exercise of contractual and legal rights, restructuring transactions, and other means; and

•
Selectively exploring opportunities to grow and diversify Ambac, which may include the development or acquisition of financial services businesses such as advisory, asset servicing, asset management and/or insurance.

As part of its asset/liability management strategy, Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or restructure or exchange its outstanding debt and insurance obligations with the objective of ending the Segregated Account Rehabilitation Proceedings (as defined below).
Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to identify or execute the acquisition or development of any new business. In addition, there can be no assurance that we will be able to obtain the financial and other resources that may be required to finance the acquisition or development of any new business. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative.
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the authority of the Rehabilitator (as defined below) to control the management of the Segregated Account (as defined below). In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity.
As a result of uncertainties associated with the aforementioned oversight by the Rehabilitator of the Segregated Account, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the and three and twelve months ending March 31, 2015 and December 31, 2014, respectively, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan that had been proposed by the Rehabilitator, and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Under the amended Segregated Account Rehabilitation Plan holders of permitted policy claims have received and will receive an initial interim cash payment for a portion of each policy claim (“Interim Payment”), together with the right to receive a deferred payment equal to the balance of the unpaid policy claim, as may be adjusted from time to time pursuant to the terms of the amended Segregated Account Rehabilitation Plan (“Deferred Amount”). Net par exposure as of March 31, 2015 for policies allocated to the Segregated Account was $18,052,539. Policy obligations not allocated to the Segregated Account remain in the General Account, and such policies in the General Account are not subject to and, therefore, will not be directly impacted by the Segregated Account Rehabilitation Plan.
To pay claims and other liabilities, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”). In addition, certain operating and administrative costs and expenses of the Segregated Account are reimbursable by Ambac Assurance pursuant to the Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance, as amended (the “Cooperation Agreement”). Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At March 31, 2015, Ambac Assurance’s surplus as regards to policyholders is at the Minimum Surplus Amount and therefore $26,169 of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. In the event that Ambac Assurance does not generate future surplus in the amount of insurance liabilities not assumed under the Reinsurance Agreement, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan (as defined below) and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed its significant accounting policies in Note 2. Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated. The results of operations for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 consolidated balance sheet was derived from audited financial statements.
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in operating results.
Reclassifications
Certain reclassifications have been made to prior years' amounts to conform to the current year's presentation.
Recently Adopted and Recently Issued Accounting Standards
Adopted:
Effective January 1, 2015, Ambac adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The objective of this ASU is to limit discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Under previous U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity's strategy, were reported in discontinued operations. The ASU also requires certain expanded disclosures for discontinued operations and disclosure of the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The adoption of this ASU did not have a material effect on Ambac's financial statements.
Issued:
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is also permitted for financial statements that have not been previously issued. Upon adoption, the ASU must be retrospectively applied to all prior periods presented. Ambac will adopt ASU 2015-02 on January 1, 2016. The adoption of this ASU is not expected to have a material impact on Ambac's financial statements.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Reporting entities are permitted to use net asset value ("NAV") as a practical expedient to measure the fair value of certain investments. Under current U.S. GAAP, investments that use the NAV practical expedient to measure fair value are categorized within the fair value hierarchy as level 2 or level 3 investments depending on their redemption attributes, which has led to diversity in practice. This ASU will remove the requirement to categorize within the fair value hierarchy all investments that use the NAV practical expedient for fair value measurement purposes. Furthermore, the ASU will remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient. The ASU is effective for fiscal years beginning after December 15, 2015 and interim periods with those fiscal years. The ASU must be applied retrospectively to all prior periods presented. Ambac will adopt ASU 2015-07 on January 1, 2016. The adoption of this ASU is not expected to have a material impact on Ambac's financial statements.
3.    SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES ("VIEs")
Ambac, with its subsidiaries, has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac has also sponsored special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. As further described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports its interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss).
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
We determined that Ambac’s subsidiaries generally have the obligation to absorb a VIE's expected losses given that they have issued financial guarantees supporting the liabilities (and in certain cases assets). As further described below, we consolidated certain VIEs because: (i) we determined for certain transactions that experienced the aforementioned performance deterioration, that Ambac’s subsidiaries had the power, through voting rights or similar rights, to direct the activities of certain VIEs that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in their ability to exercise certain loss remediation activities, or (ii) due to the passive nature of the VIEs’ activities, Ambac’s subsidiaries’ contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to existing VIEs involving Ambac financial guarantees, Ambac is required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. A VIE is deconsolidated in the period that Ambac no longer has such control, which could occur in connection with insurance policies that are allocated to the Segregated Account, execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE.
Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities were established as separate legal entities, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of these entities were contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Effective February 17, 2015, one of the special purpose entities was liquidated as it no longer had any outstanding liabilities. Ambac has not consolidated these entities because Ambac Assurance’s policies issued to these entities were allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At March 31, 2015 and December 31, 2014 the fair value of these entities are $10,036 and $12,036, respectively, and is reported within Other assets on the Consolidated Balance Sheets.
Since their inception, there have been 15 individual transactions with these entities, of which 3 transactions remain outstanding as of March 31, 2015. Total principal amount of debt outstanding was $457,960 and $457,960 at March 31, 2015 and December 31, 2014, respectively. In each case, Ambac sold assets to these entities. The assets are composed of utility obligations with a weighted average rating of BBB at March 31, 2015 and weighted average life of 6.8 years. The purchase by these entities of financial assets was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of March 31, 2015 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.
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
As of March 31, 2015 consolidated VIE assets and liabilities relating to 14 consolidated entities were $15,506,746 and $15,473,572, respectively. As of December 31, 2014, consolidated VIE assets and liabilities relating to 15 consolidated entities were $15,126,110 and $15,085,685, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.
The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Investments:
Corporate obligations	$2,704,657	$2,743,050
Total variable interest entity assets: fixed income securities	$2,704,657	$2,743,050
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of March 31, 2015 and December 31, 2014:

	Estimated fair value	Unpaid principal balance
March 31, 2015
Loans	$12,789,201	$9,675,140
Long-term debt	13,341,902	11,299,861
December 31, 2014
Loans	12,371,177	10,236,695
Long-term debt	$12,882,076	$11,925,499
For the three months ended March 31, 2015, Ambac deconsolidated one VIE when the associated financial guarantee exposure matured. There was no gain or loss resulting from this deconsolidation.
Variable Interests in Non-Consolidated VIEs
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of March 31, 2015 and December 31, 2014:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
March 31, 2015:
Global structured finance:
Collateralized debt obligations	$1,297,393	$303	$3,889	$(155,357)
Mortgage-backed—residential	18,837,405	1,037,566	2,879,199	—
Other consumer asset-backed	4,460,126	55,219	671,303	(35,558)
Other commercial asset-backed	2,943,920	129,218	124,124	—
Other	3,546,270	94,529	565,657	16,766
Total global structured finance	31,085,114	1,316,835	4,244,172	(174,149)
Global public finance	30,674,652	438,852	513,664	(29,891)
Total	$61,759,766	$1,755,687	$4,757,836	$(204,040)

December 31, 2014:
Global structured finance:
Collateralized debt obligations	$1,386,100	$345	$4,000	$(145,565)
Mortgage-backed—residential	19,464,549	1,011,888	2,924,987	—
Other consumer asset-backed	5,109,776	65,204	885,572	(36,877)
Other commercial asset-backed	3,119,891	135,215	128,988	—
Other	3,801,382	97,345	599,915	18,176
Total global structured finance	32,881,698	1,309,997	4,543,462	(164,266)
Global public finance	31,639,004	457,774	533,192	(22,135)
Total	$64,520,702	$1,767,771	$5,076,654	$(186,401)

(1)
Maximum exposure to loss represents the maximum future payments of principal and interest on insured obligations and derivative contracts plus Deferred Amounts and accrued and unpaid interest thereon. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.

(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represent the amount recorded in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Net derivative assets (liabilities) represent the fair value recognized on credit derivative contracts and interest rate swaps on Ambac’s Consolidated Balance Sheets.
4.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Three Months Ended March 31, 2015
Beginning Balance	$210,693	$10,031	$(441)	$220,283
Other comprehensive income before reclassifications	33,554	—	(33,479)	75
Amounts reclassified from accumulated other comprehensive income	(51,002)	(27)	—	(51,029)
Net current period other comprehensive income (loss)	(17,448)	(27)	(33,479)	(50,954)
Balance at March 31, 2015	$193,245	$10,004	$(33,920)	$169,329

Three Months Ended March 31, 2014
Beginning Balance	$(41,910)	$10,847	$42,724	$11,661
Other comprehensive income before reclassifications	94,622	—	4,238	98,860
Amounts reclassified from accumulated other comprehensive income	(5,900)	(204)	—	(6,104)
Net current period other comprehensive income (loss)	88,722	(204)	4,238	92,756
Balance at March 31, 2014	$46,812	$10,643	$46,962	$104,417
(1)    All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the
Details about Accumulated Other	Three Months Ended March 31,		Consolidated Statement of
Comprehensive Income Components	2015	2014	Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(51,002)	$(5,900)	Net realized investment gains
	—	—	Tax (expense) benefit
	$(51,002)	$(5,900)	Net of tax and noncontrolling interest (3)
Amortization of Postretirement Benefit
Prior service cost	$(166)	$(166)	Underwriting and operating expenses (2)
Actuarial gains (losses)	139	(38)	Underwriting and operating expenses (2)
	(27)	(204)	Total before tax
	—	—	Tax (expense) benefit
	$(27)	$(204)	Net of tax and noncontrolling interest (3)
Total reclassifications for the period	$(51,029)	$(6,104)	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.
5.     NET INCOME PER SHARE
Pursuant to the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the "Reorganization Plan"), 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitle such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the three months ended March 31, 2015 and 2014, 125 and 51 warrants were exercised, respectively, resulting in an issuance of 125 and 51 shares of common stock, respectively. As of March 31, 2015, Ambac had 5,039,752 warrants outstanding.
Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares used for basic earnings per share plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants issued under the Reorganization Plan and unvested options, restricted stock units and performance stock units granted under employee and director compensation plans.
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended March 31,
	2015	2014
Weighted average number of common shares used for basic earnings per share	45,156,202	45,042,823
Effect of potential dilutive shares:
Warrants	1,751,798	1,998,028
Stock options	12,841	4,891
Restricted stock units	25,013	—
Performance stock units	3,145	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	46,948,999	47,045,742
Stock options to purchase 110,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share because they were antidilutive under the treasury stock method for the three months ended March 31, 2015.
6.    FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at March 31, 2015 and December 31, 2014, was 2.5% and 2.7%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2015 and December 31, 2014, was 9.6 years and 10.1 years, respectively.
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
Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees and other parties are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. As of March 31, 2015 and December 31, 2014, approximately 32% and 32% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS and student loan transactions, which comprised 7% and 7%, of the total premium receivables at March 31, 2015 and 7% and 8%, of the total premium receivables at December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, $17,082 and $17,780 respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at March 31, 2015.

Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

	Three Months Ended March 31,
	2015	2014
Beginning premium receivable	$1,000,607	$1,453,021
Premium receipts	(27,453)	(33,128)
Adjustments for changes in expected and contractual cash flows	(5,918)	(15,062)
Accretion of premium receivable discount	6,282	10,370
Uncollectable premiums	698	(1,074)
Other adjustments (including foreign exchange)	(22,217)	3,987
Ending premium receivable	$951,999	$1,418,114
Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, the recognition of any remaining UPR is offset by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three months ended March 31, 2015 and 2014 was $22,852 and $25,114, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.
The effect of reinsurance on premiums written and earned was as follows:

	Three months ended March 31, 2015		Three months ended March 31, 2014
	Written	Earned	Written	Earned
Direct	$1,062	$71,649	$(5,766)	$86,183
Assumed	—	22	—	68
Ceded	365	5,953	456	3,704
Net premiums	$697	$65,718	$(6,222)	$82,547

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at March 31, 2015:

	Future premiums to be collected (1)	Future premiums to be earned net of reinsurance (1)
Three months ended:
June 30, 2015	$22,082	$38,127
September 30, 2015	22,103	35,798
December 31, 2015	21,686	33,635
Twelve months ended:
December 31, 2016	83,054	123,206
December 31, 2017	76,968	110,175
December 31, 2018	72,261	101,113
December 31, 2019	68,564	94,047
Five years ended:
December 31, 2024	304,049	385,547
December 31, 2029	254,696	272,177
December 31, 2034	179,393	169,638
December 31, 2039	65,595	67,126
December 31, 2044	25,189	23,328
December 31, 2049	9,831	9,824
December 31, 2054	1,244	2,183
December 31, 2059	5	3
Total	$1,206,720	$1,465,927

(1)
Future premiums to be collected is undiscounted and relates to the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premium liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as described in Note 2. Basis of Presentation and Significant Accounting Principles in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2014. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which results in higher unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

Loss and Loss Expense Reserves:
Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at March 31, 2015 and December 31, 2014:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
March 31, 2015:
Loss and loss expense reserves	$2,158,007	$265,708	$3,579,957	$(1,268,916)	$(258,765)	$4,475,991
Subrogation recoverable	774,960	103,429	175,415	(2,037,933)	—	(984,129)
Totals	$2,932,967	$369,137	$3,755,372	$(3,306,849)	$(258,765)	$3,491,862

December 31, 2014:
Loss and loss expense reserves	$2,172,041	$234,802	$3,792,133	$(1,205,621)	$(241,348)	$4,752,007
Subrogation recoverable	772,948	94,425	197,751	(2,018,398)	—	(953,274)
Totals	$2,944,989	$329,227	$3,989,884	$(3,224,019)	$(241,348)	$3,798,733

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Three Months Ended March 31,
	2015	2014
Beginning gross loss and loss expense reserves	$3,798,733	$5,470,234
Less reinsurance on loss and loss expense reserves	100,355	122,357
Beginning balance of net loss and loss expense reserves	$3,698,378	$5,347,877
Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	1	151
Total current year	1	151
Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(132,639)	(117,692)
Claim and loss expense (payments) recoveries, net of subrogation and reinsurance	(104,202)	(9,375)
(Increase) decrease in previously established RMBS subrogation recoveries, net of reinsurance	(44,195)	(18,331)
Total prior years	(281,036)	(145,398)
Net change in net loss and loss expense reserves	(281,035)	(145,247)
Ending net loss and loss expense reserves	$3,417,343	$5,202,630
Add reinsurance on loss and loss expense reserves (1)	74,519	111,303
Ending gross loss and loss expense reserves	$3,491,862	$5,313,933

(1)
Reinsurance recoverable reported on the Balance Sheet also includes reinsurance recoverables of previously presented loss and loss expenses of $4,789 and $139 as of March 31, 2015 and 2014, respectively.

The positive development in loss and loss expense reserves established in prior years for the three months ended March 31, 2015 was primarily due to improved performance and lower interest rates in the RMBS portfolio and the impact of commutations and lower interest rates in the student loan portfolio. The positive development in loss and loss expense reserves established in prior years for the three months ended March 31, 2014 was primarily due to improved performance of the RMBS portfolio and higher commutation probabilities for student loan exposures.
The net change in net loss and loss expense reserves are included in losses and loss expenses in the Consolidated Statement of Total Comprehensive Income. Reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income (Loss) were an expense of $20,601 and $10,559 for the three months ended March 31, 2015 and 2014, respectively.

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at March 31, 2015 and December 31, 2014. Net par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. The weighted average risk-free rate used to discount loss reserves at March 31, 2015 and December 31, 2014 was 2.1% and 2.3%, respectively.

Surveillance Categories as of March 31, 2015
	I/SL	IA	II	III	IV	V	Total
Number of policies	34	21	43	66	163	3	330
Remaining weighted-average contract period (in years)	7	16	17	21	13	6	15
Gross insured contractual payments outstanding:
Principal	$910,033	$399,516	$4,186,210	$3,550,121	$9,376,691	$59,712	$18,482,283
Interest	339,721	159,138	8,484,779	2,286,780	1,928,647	19,651	13,218,716
Total	$1,249,754	$558,654	$12,670,989	$5,836,901	$11,305,338	$79,363	$31,700,999
Gross undiscounted claim liability (1)	$12,901	$6,344	$239,113	$1,596,918	$6,297,440	$79,357	$8,232,073
Discount, gross claim liability	(644)	(605)	(18,502)	(521,225)	(712,562)	(6,592)	(1,260,130)
Gross claim liability before all subrogation and before reinsurance	$12,257	$5,739	$220,611	$1,075,693	$5,584,878	$72,765	$6,971,943
Less:
Gross RMBS subrogation (2)	—	—	—	—	(2,579,450)	—	(2,579,450)
Discount, RMBS subrogation	—	—	—	—	11,097	—	11,097
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,568,353)	—	(2,568,353)
Less:
Gross other subrogation (3)	—	—	(12,388)	(142,548)	(646,741)	(13,356)	(815,033)
Discount, other subrogation	—	—	3,474	35,608	33,795	3,660	76,537
Discounted other subrogation, before reinsurance	—	—	(8,914)	(106,940)	(612,946)	(9,696)	(738,496)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$12,257	$5,739	$211,697	$968,753	$2,403,579	$63,069	$3,665,094
Less: Unearned premium revenue	(8,812)	(2,175)	(107,836)	(76,061)	(63,368)	(513)	(258,765)
Plus: Loss expense reserves	—	16	2,185	7,465	75,825	42	85,533
Gross loss and loss expense reserves	$3,445	$3,580	$106,046	$900,157	$2,416,036	$62,598	$3,491,862
Reinsurance recoverable reported on Balance Sheet (4)	$1	$910	$2,331	$85,082	$(9,016)	$—	$79,308

(1)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s probability-weighted estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation primarily represents subrogation related to excess spread or other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $74,519 related to future loss and loss expenses and $4,789 related to previously presented loss and loss expenses.

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

(2)	RMBS subrogation represents Ambac’s probability-weighted estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation primarily represents subrogation related to excess spread or other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $100,355 related to future loss and loss expenses and $(517) related to previously presented loss and loss expenses.

Ambac records estimated subrogation recoveries for breaches of representations and warranties (R&W) by sponsors of certain RMBS transactions. Prior to the June 30, 2014 reporting period, Ambac utilized the Adverse and Random Sample approaches to estimate R&W subrogation recoveries for certain RMBS transactions. For a discussion of these subrogation recovery approaches, see Note 2. Basis Of Presentation And Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Beginning with the June 30, 2014 reporting period, as a result of gaining further access to loan files, the Random Sample approach has been utilized for all transactions which were previously evaluated using the Adverse Sample approach.
Ambac has recorded RMBS subrogation recoveries of $2,568,353, ($2,540,710 net of reinsurance) and $2,523,540, ($2,496,515 net of reinsurance) at March 31, 2015 and December 31, 2014, respectively. The balance of RMBS subrogation recoveries and the related claim liabilities, by estimation approach, at March 31, 2015 and December 31, 2014, are as follows:

Approach	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2)(3)	Gross loss reserves after subrogation recoveries
March 31, 2015:
Random samples (4)	$1,899,087	$(2,568,353)	$(669,266)

December 31, 2014:
Random samples (4)	$1,897,426	$(2,523,540)	$(626,114)

(1)	Includes unpaid RMBS claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

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

Below is the rollforward of RMBS subrogation, by estimation approach, for the affected periods:

	Random sample	Adverse sample	Total
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2015	$2,523,540	$—	$2,523,540
Changes recognized in 2015:
Changes in estimation approach	—	—	—
Impact of sponsor actions (1)	—	—	—
All other changes (2)	44,813	—	44,813
Discounted RMBS subrogation (gross of reinsurance) at March 31, 2015	$2,568,353	$—	$2,568,353

Discounted RMBS subrogation (gross of reinsurance) at January 1, 2014	$953,825	$1,252,773	$2,206,598
Changes recognized in 2014:
Changes in estimation approach	—	—	—
Impact of sponsor actions (1)	—	—	—
All other changes (2)	51,789	(34,092)	17,697
Discounted RMBS subrogation (gross of reinsurance) at March 31, 2014	$1,005,614	$1,218,681	$2,224,295

(1)	Sponsor actions include loan repurchases, direct payments to Ambac and other contributions.

(2)
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

Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three months ended March 31, 2015 and 2014, the insurance intangible amortization expense was $37,432 and $31,714, respectively. As of March 31, 2015 and December 31, 2014, the gross carrying value of the insurance intangible asset was $1,631,068 and $1,660,125, respectively. Accumulated amortization of the insurance intangible asset was $283,773 and $249,205, as of March 31, 2015 and December 31, 2014, respectively, resulting in a net insurance intangible asset of $1,347,295 and $1,410,920, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

	2015	2016	2017	2018	2019	Thereafter
Amortization expense	$90,801	$107,443	$97,726	$90,095	$83,380	$877,850

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

• Level 2
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed income securities representing municipal, asset-backed and corporate obligations, most financial services derivatives and most long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC. Also included are equity interests in pooled investment funds measured at fair value where the investment can be redeemed in the near term at a value based on the net asset value.

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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2015 and December 31, 2014, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
March 31, 2015:
Financial assets:
Fixed income securities:
Municipal obligations	$525,188	$525,188	$—	$525,188	$—
Corporate obligations	1,609,769	1,609,769	—	1,609,769	—
Foreign obligations	125,164	125,164	—	125,164	—
U.S. government obligations	30,297	30,297	30,297	—	—
U.S. agency obligations	4,427	4,427	—	4,427	—
Residential mortgage-backed securities	1,846,477	1,846,477	—	1,583,745	262,732
Collateralized debt obligations	88,238	88,238	—	88,238	—
Other asset-backed securities	636,190	636,190	—	636,190	—
Fixed income securities, pledged as collateral:
U.S. government obligations	64,813	64,813	64,813	—	—
Short term investments	220,980	220,980	215,207	5,773	—
Other investments	332,609	328,187	—	310,578	17,609
Cash and cash equivalents	26,641	26,641	26,641	—	—
Loans	5,494	5,476	—	—	5,476
Derivative assets:
Credit derivatives	—	—	—	—	—
Interest rate swaps—asset position	113,622	113,622	—	113,622	—
Interest rate swaps—liability position	—	—	—	—	—
Other assets	10,036	10,036	—	—	10,036
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,704,657	2,704,657	—	—	2,704,657
Restricted cash	6,219	6,219	6,219	—	—
Loans	12,789,201	12,789,201	—	—	12,789,201
Total financial assets	$21,140,022	$21,135,582	$343,177	$5,002,694	$15,789,711
Financial liabilities:
Obligations under investment agreements	$111,967	$114,438	$—	$—	$114,438
Long term debt, including accrued interest	1,301,390	1,381,938	—	—	1,381,938
Derivative liabilities:
Credit derivatives	76,377	76,377	—	—	76,377
Interest rate swaps—asset position	(68,481)	(68,481)	—	(68,481)	—
Interest rate swaps—liability position	438,518	438,518	—	284,694	153,824
Futures contracts	942	942	942	—	—
Liabilities for net financial guarantees written (1)	2,662,701	4,152,094	—	—	4,152,094
Variable interest entity liabilities:
Long-term debt	13,341,902	13,341,902	—	11,309,803	2,032,099
Derivative liabilities:
Interest rate swaps—liability position	2,081,082	2,081,082	—	2,081,082	—
Currency swaps—liability position	44,631	44,631	—	44,631	—
Total financial liabilities	$19,991,029	$21,563,441	$942	$13,651,729	$7,910,770

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

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2014:
Financial assets:
Fixed income securities:
Municipal obligations	$525,792	$525,792	$—	$525,792	$—
Corporate obligations	1,385,594	1,385,594	—	1,381,786	3,808
Foreign obligations	127,757	127,757	—	127,757	—
U.S. government obligations	42,979	42,979	42,979	—	—
U.S. agency obligations	29,486	29,486	—	29,486	—
Residential mortgage-backed securities	1,710,955	1,710,955	—	1,516,562	194,393
Collateralized debt obligations	21,122	21,122	—	21,122	—
Other asset-backed securities	882,001	882,001	—	882,001	—
Fixed income securities, pledged as collateral:
U.S. government obligations	64,267	64,267	64,267	—	—
Short term investments	360,065	360,065	358,190	1,875	—
Other investments	357,016	349,468	—	336,013	13,455
Cash and cash equivalents	73,903	73,903	73,903	—	—
Loans	5,714	5,634	—	—	5,634
Derivative assets:
Credit derivatives	2,043	2,043	—	—	2,043
Interest rate swaps—asset position	106,974	106,974	—	106,974	—
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	—	—	—	—	—
Other assets	12,036	12,036	—	—	12,036
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,743,050	2,743,050	—	—	2,743,050
Restricted cash	7,708	7,708	7,708	—	—
Loans	12,371,177	12,371,177	—	—	12,371,177
Total financial assets	$20,829,639	$20,822,011	$547,047	$4,929,368	$15,345,596
Financial liabilities:
Obligations under investment agreements	$160,079	$161,821	$—	$—	$161,821
Long term debt, including accrued interest	1,273,805	1,379,864	—	—	1,379,864
Derivative liabilities:
Credit derivatives	75,502	75,502	—	—	75,502
Interest rate swaps—asset position	(54,666)	(54,666)	—	(54,666)	—
Interest rate swaps—liability position	385,546	385,546	—	243,659	141,887
Futures contracts	562	562	562	—	—
Other contracts	—	—	—	—	—
Liabilities for net financial guarantees written (1)	2,923,652	4,539,000	—	—	4,539,000
Variable interest entity liabilities:
Long-term debt	12,882,076	12,882,076	—	11,618,412	1,263,664
Derivative liabilities:
Interest rate swaps—liability position	2,133,268	2,133,268	—	2,133,268	—
Currency swaps—liability position	66,895	66,895	—	66,895	—
Total financial liabilities	$19,846,719	$21,569,868	$562	$14,007,568	$7,561,738

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. Certain investments in Ambac-wrapped securities for which projected cash flows consist solely of Deferred Amounts and interest thereon, are internally valued based upon the valuation of surplus notes. At March 31, 2015, approximately 6%, 89%, and 5% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2014, approximately 10%, 86%, and 4% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $0 and $3,808 at March 31, 2015 and December 31, 2014, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at December 31, 2014 include the following weighted averages:

a. Coupon rate:	0.345%
b. Maturity:	19.14 years
c. Yield:	4.93%
Residential mortgage-backed securities: These securities are guaranteed under policies that are subject to the Segregated Account Rehabilitation Plan and have projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. The fair value of such securities classified as Level 3 was $262,732 and $194,393 at March 31, 2015 and December 31, 2014, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan, are to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Refer to Note 1.Background and Business Description and to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further description of the Segregated Account Rehabilitation Plan and its impact on the payment of Segregated Account policy claims and surplus note redemptions.
Other Investments:
Other investments primarily relate to investments in pooled investment funds, which are valued using the net asset value (“NAV”) per share, calculated on at least a monthly basis where NAV is the basis for determining the redemption value of the investment. These investments are classified as Level 2 as redemptions may be made in the near term (within 90 days) without significant impediments or restrictions. Ambac assesses impediments to redemption and other factors that may restrict the ability to redeem investments in the near term or at values approximating the NAV and may classify the investments as Level 3 if such factors exist. Other investments also includes Ambac's interest in a non-consolidated VIE, which is carried under the equity method. Valuation of this equity interest is internally calculated using a discounted cash flow approach and is classified as Level 3.
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of credit derivative liabilities was reduced by $18,020 and $15,910 at March 31, 2015 and December 31, 2014, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $77,191 and $64,547 at March 31, 2015 and December 31, 2014, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations.
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
Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 86% of CDS gross par outstanding and 65% of the CDS derivative liability as of March 31, 2015.
When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on available market prices or spreads for securities or indices with similar characteristics such as underlying collateral, credit rating and expected life. Internal estimates may also consider historical quotes on the reference obligation, updated for changes in market factors and security specific developments such as credit rating changes. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 14% of CDS gross par outstanding and 35% of the CDS derivative liability as of March 31, 2015.
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
We do not adjust the relative change ratio until an actual internal rating downgrade has occurred unless we observe new pricing on financial guarantee CDS contracts. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, we believe it is unlikely that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period. The factors used to increase the relative change ratio are based on rating agency probability of default percentages determined by management to be appropriate for the relevant bond type. That is, the probability of default associated with the respective tenor and internal rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the current probability of default (the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B-during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B-rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100% - 60%) + 100% x 60% = 73.2%.

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
Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the current cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at LIBOR compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at LIBOR, was 19.1% and 17.8% as of March 31, 2015 and December 31, 2014, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).
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
The net notional outstanding of Ambac’s CDS contracts were $1,594,571 and $1,529,759 at March 31, 2015 and December 31, 2014, respectively. Credit derivative liabilities at March 31, 2015 and December 31, 2014 had a combined net fair value of $76,377 and $73,459, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of March 31, 2015 and December 31, 2014 is summarized below:

	CLOs	Other (1)
March 31, 2015:
Notional outstanding	$466,453	$1,069,317
Weighted average reference obligation price	99.1	86.8
Weighted average life (WAL) in years	1.5	5.8
Weighted average credit rating	AA	BBB
Weighted average relative change ratio	36.2%	44.8%
CVA percentage	5.21%	19.34%
Fair value of derivative liabilities	$1,533	$74,794

December 31, 2014:
Notional outstanding	$549,923	$921,036
Weighted average reference obligation price	98.9	86.8
Weighted average life (WAL) in years	1.8	5.7
Weighted average credit rating	AA	BBB-
Weighted average relative change ratio	35.9%	49.0%
CVA percentage	5.40%	15.82%
Fair value of derivative liabilities	$2,027	$71,104

(1)
Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $58,801, WAL of 0.9 years and liability fair value of $50 as of March 31, 2015. Other inputs to the valuation of these transactions at March 31, 2015 include weighted average quotes of less than 1% of notional, weighted average rating of A and Ambac CVA percentage of 2.02% . As of December 31, 2014, these contracts had a combined notional outstanding of $58,800, WAL of 1.2 years and liability fair value of $328. Other inputs to the valuation of these transactions at December 31, 2014 include weighted average quotes of 1% of notional, weighted average rating of A and Ambac CVA percentage of 2.21% .
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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, net cash flows for each policy included: (i) installment premium receipts, (ii) estimated future gross claim payments, (iii) subrogation receipts, and (iv) unpaid claims on claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts including interest thereon. For ceded reinsurance contracts, net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each assumed or ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees there is a lack of observable market information to make this estimate. A profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The profit margin was 17% and 17% as of March 31, 2015 and December 31, 2014, respectively and is applied to the present value of contracts in a net liability position. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
This methodology is based on management’s expectations of how a market participant would estimate net cash flows. We are aware of a number of factors that may cause such fair or exit value to differ, perhaps materially. For example, (i) since no financial guarantor with Ambac’s credit quality is writing new financial guarantee business, we do not have access to observable pricing data points; (ii) although the fair value accounting guidance for liabilities requires a company to consider the cost to completely transfer its obligation to another party of comparable credit worthiness, our primary insurance obligation is irrevocable and thus there is no established active market for transferring such obligations; and (iii) certain segments of Ambac's financial guarantees have been allocated to the Segregated Account and timing of the payments of such liabilities are at the sole discretion of the Rehabilitator.
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

European ABS transactions: The fair value of such obligations classified as Level 3 was $1,841,412 and $1,070,439 at March 31, 2015 and December 31, 2014, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization entity. Significant inputs for the valuation at March 31, 2015 and December 31, 2014 include the following weighted averages:

March 31, 2015:		December 31, 2014:
a. Coupon rate:	0.57%	a. Coupon rate:	0.30%
b. Maturity:	17.92 years	b. Maturity:	21.25 years
c. Yield:	7.30%	c. Yield:	9.52%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $190,687 and $193,225 at March 31, 2015 and December 31, 2014, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at March 31, 2015 and December 31, 2014, include the following weighted averages:

March 31, 2015:		December 31, 2014:
a. Coupon rate:	5.88%	a. Coupon rate:	5.88%
b. Maturity:	15.72 years	b. Maturity:	15.84 years
c. Yield:	7.50%	c. Yield:	7.37%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at March 31, 2015 and December 31, 2014 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.5% and 4.1% at March 31, 2015 and December 31, 2014, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
Additional Fair Value Information:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2015 and 2014. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Three Months Ended March 31, 2015:
Balance, beginning of period	$198,201	$12,036	$(215,346)	$2,743,050	$12,371,177	$(1,263,664)	$13,845,454
Total gains/(losses) realized and unrealized:
Included in earnings	5,729	(295)	(13,921)	92,120	1,110,927	(839,998)	354,562
Included in other comprehensive income	(5,706)	—	—	(130,513)	(562,621)	67,625	(631,215)
Purchases	84,504	—	—	—	—	—	84,504
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(19,996)	(1,705)	(934)	—	(130,282)	3,938	(148,979)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$262,732	$10,036	$(230,201)	$2,704,657	$12,789,201	$(2,032,099)	$13,504,326
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(295)	$(14,364)	$92,120	$1,110,927	$(839,998)	$348,390

Three Months Ended March 31, 2014:
Balance, beginning of period	$67,783	$13,384	$(186,934)	$2,475,182	$13,398,895	$(1,514,605)	$14,253,705
Total gains/(losses) realized and unrealized:
Included in earnings	419	(262)	(14,249)	55,745	321,847	(190,962)	172,538
Included in other comprehensive income	(217)	—	—	15,835	79,802	(8,621)	86,799
Purchases	—	—	—	—	70,000	—	70,000
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(854)	—	(1,299)	—	(601,092)	429,794	(173,451)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(208)	—	—	—	—	—	(208)
Balance, end of period	$66,923	$13,122	$(202,482)	$2,546,762	$13,269,452	$(1,284,394)	$14,409,383
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(262)	$(15,024)	$55,745	$316,714	$(187,824)	$169,349

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Non-Agency RMBS	Total Investments
Three Months Ended March 31, 2015:
Balance, beginning of period	$—	$—	$3,808	$—	$194,393	$198,201
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	(19)	—	5,748	5,729
Included in other comprehensive income	—	—	(286)	—	(5,420)	(5,706)
Purchases	—	—	—	—	84,504	84,504
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	(3,503)	—	(16,493)	(19,996)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$—	$—	$—	$—	$262,732	$262,732
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Three Months Ended March 31, 2014:
Balance, beginning of period	$—	$64,073	$3,502	$208	$—	$67,783
Total gains/(losses) realized and unrealized:
Included in earnings	—	443	(24)	—	—	419
Included in other comprehensive income	—	(295)	78	—	—	(217)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	(854)	—	—	—	(854)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	$—	$—	$—	$(208)	$—	$(208)
Balance, end of period	$—	$63,367	$3,556	$—	$—	$66,923
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Level 3 - Derivatives by Class:
	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Three Months Ended March 31, 2015:
Balance, beginning of period	$(141,887)	$(73,459)	$(215,346)
Total gains/(losses) realized and unrealized:
Included in earnings	(11,422)	(2,499)	(13,921)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(515)	(419)	(934)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance, end of period	$(153,824)	$(76,377)	$(230,201)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(11,422)	$(2,942)	$(14,364)

Three Months Ended March 31, 2014:
Balance, beginning of period	$(92,612)	$(94,322)	$(186,934)
Total gains/(losses) realized and unrealized:
Included in earnings	(21,631)	7,382	(14,249)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(524)	(775)	(1,299)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance, end of period	$(114,767)	$(87,715)	$(202,482)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(21,631)	$6,607	$(15,024)
Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. All transfers out of Level 3 represent transfers between Level 3 and Level 2 for the periods presented. There were no transfers between Level 1 and Level 2 for the periods presented. All transfers between fair value hierarchy Levels 1, 2, and 3 are recognized at the beginning of each accounting period.
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income or (loss)
Three Months Ended March 31, 2015:
Total gains or losses included in earnings for the period	$5,729	$419	$(2,918)	$(11,422)	$363,049	$(295)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(2,942)	(11,422)	363,049	(295)

Three Months Ended March 31, 2014:
Total gains or losses included in earnings for the period	$419	$775	$6,607	$(21,631)	$186,630	$(262)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	6,607	(21,631)	184,635	(262)

8.    INVESTMENTS
Ambac’s invested assets are primarily comprised of fixed income securities classified as available-for-sale and equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities.
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments (1)
March 31, 2015
Fixed income securities:
Municipal obligations	$517,256	$12,136	$4,204	$525,188	$—
Corporate obligations	1,588,962	24,097	3,290	1,609,769	—
Foreign obligations	123,601	4,038	2,475	125,164	—
U.S. government obligations	28,983	1,418	104	30,297	—
U.S. agency obligations	4,438	—	11	4,427	—
Residential mortgage-backed securities	1,705,246	159,388	18,157	1,846,477	9,844
Collateralized debt obligations	88,569	102	433	88,238	—
Other asset-backed securities	615,831	21,048	689	636,190	—
	4,672,886	222,227	29,363	4,865,750	9,844
Short-term	220,980	—	—	220,980	—
	4,893,866	222,227	29,363	5,086,730	9,844
Fixed income securities pledged as collateral:
U.S. government obligations	64,432	381	—	64,813	—
Total collateralized investments	64,432	381	—	64,813	—
Total available-for-sale investments	$4,958,298	$222,608	$29,363	$5,151,543	$9,844

December 31, 2014
Fixed income securities:
Municipal obligations	$523,019	$9,769	$6,996	$525,792	$—
Corporate obligations	1,382,195	12,815	9,416	1,385,594	—
Foreign obligations	126,041	3,060	1,344	127,757	—
U.S. government obligations	42,328	1,078	427	42,979	—
U.S. agency obligations	29,524	—	38	29,486	—
Residential mortgage-backed securities	1,557,059	167,396	13,500	1,710,955	7,773
Collateralized debt obligations	21,346	50	274	21,122	—
Other asset-backed securities	833,366	48,794	159	882,001	—
	4,514,878	242,962	32,154	4,725,686	7,773
Short-term	360,069	—	4	360,065	—
	4,874,947	242,962	32,158	5,085,751	7,773
Fixed income securities pledged as collateral:
U.S. government obligations	64,378	—	111	64,267	—
Total collateralized investments	64,378	—	111	64,267	—
Total available-for-sale investments	$4,939,325	$242,962	$32,269	$5,150,018	$7,773

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of March 31, 2015 and December 31, 2014.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2015, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$413,150	$413,291
Due after one year through five years	927,630	935,442
Due after five years through ten years	994,286	1,013,939
Due after ten years	213,586	217,966
	2,548,652	2,580,638
Residential mortgage-backed securities	1,705,246	1,846,477
Collateralized debt obligations	88,569	88,238
Other asset-backed securities	615,831	636,190
Total	$4,958,298	$5,151,543
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2015
Fixed income securities:
Municipal obligations	$46,461	$412	$119,412	$3,792	$165,873	$4,204
Corporate obligations	278,044	2,081	81,739	1,209	359,783	3,290
Foreign government obligations	32,206	1,864	8,900	611	41,106	2,475
U.S. government obligations	1,661	2	10,814	102	12,475	104
U.S. agency obligations	—	—	4,359	11	4,359	11
Residential mortgage-backed securities	547,706	17,336	10,266	821	557,972	18,157
Collateralized debt obligations	63,834	289	4,434	144	68,268	433
Other asset-backed securities	163,243	687	68	2	163,311	689
	1,133,155	22,671	239,992	6,692	1,373,147	29,363
Short-term	—	—	—	—	—	—
	1,133,155	22,671	239,992	6,692	1,373,147	29,363
Fixed income securities, pledged as collateral:
U. S. government obligations	—	—	—	—	—	—
Total collateralized investments	—	—	—	—	—	—
Total temporarily impaired securities	$1,133,155	$22,671	$239,992	$6,692	$1,373,147	$29,363

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2014:
Fixed income securities:
Municipal obligations	$77,788	$1,244	$135,076	$5,752	$212,864	$6,996
Corporate obligations	453,504	4,998	172,045	4,418	625,549	9,416
Foreign government obligations	20,827	748	14,277	596	35,104	1,344
U.S. government obligations	7,223	154	14,735	273	21,958	427
U.S. agency obligations	25,039	2	4,378	36	29,417	38
Residential mortgage-backed securities	413,203	12,391	10,076	1,109	423,279	13,500
Collateralized debt obligations	5,012	274	—	—	5,012	274
Other asset-backed securities	248,823	155	68	4	248,891	159
	1,251,419	19,966	350,655	12,188	1,602,074	32,154
Short-term	8,803	4	—	—	8,803	4
	1,260,222	19,970	350,655	12,188	1,610,877	32,158
Fixed income securities, pledged as collateral:
U. S. government obligations	64,267	111	—	—	64,267	111
Total collateralized investments	64,267	111	—	—	64,267	111
Total temporarily impaired securities	$1,324,489	$20,081	$350,655	$12,188	$1,675,144	$32,269
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of March 31, 2015 and December 31, 2014 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of March 31, 2015, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at March 31, 2015, $613,511 of the total fair value and $20,130 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2014, $473,656 of the total fair value and $16,001 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac-wrapped securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments, including interest on Deferred Amounts. Ambac estimates the timing of such claim payment receipts but the actual timing of such amounts are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Ambac-wrapped securities and future recognition of other-than-temporary impairments. Refer to Note 1.Background and Business Description and to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including Ambac's intention to sell securities and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Municipal and corporate obligations
The gross unrealized losses on municipal and corporate obligations as of March 31, 2015 are primarily the result of the increase in interest rates since the Fresh Start Reporting Date of April 30, 2013. These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $18,157 of unrealized losses on residential mortgage-backed securities, $16,631 is attributable to Ambac-wrapped securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since the Fresh Start Reporting Date of April 30, 2013. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors.  Additionally, for Ambac-wrapped securities that are allocated to the Segregated Account, expected future cash flows include assumptions about the timing of Ambac Assurance claim payments, including interest on Deferred Amounts, although the actual timing of such payments are at the sole discretion of the Rehabilitator. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at March 31, 2015 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended March 31,
	2015	2014
Gross realized gains on securities	$50,654	$19,576
Gross realized losses on securities	(3,737)	(1,128)
Foreign exchange gains (losses)	7,184	(2,159)
Net realized gains	$54,101	$16,289
Net other-than-temporary impairments (1)	$(3,119)	$(10,392)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that Ambac will be required to sell before recovery of the amortized cost basis.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Such changes in estimated claim payments on Ambac-wrapped securities contributed to net other-than-temporary impairments for the periods presented in the table above. Further changes to the timing of estimated claim payments could result in additional other-than-temporary impairment charges in the future. Ambac’s other-than-temporary impairments for 2014 also relate to the company’s intent to sell certain securities that were in an unrealized loss position as of March 31, 2014. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold additional securities that are in an unrealized loss position, which could result in additional other-than-temporary impairment charges.

The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of March 31, 2015 and 2014 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Credit Impairment
Balance at January 1, 2015	$14,062
Additions for credit impairments recognized on:
Securities not previously impaired	1,660
Securities previously impaired	1,457
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—
Balance at March 31, 2015	$17,179

Balance at January 1, 2014	$1,182
Additions for credit impairments recognized on:
Securities not previously impaired	4,767
Securities previously impaired	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—
Balance at March 31, 2014	$5,949
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

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at March 31, 2015 and December 31, 2014:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
March 31, 2015:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$368,979	$108,469	$260,510

December 31, 2014:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$379,423	$156,916	$222,507
Securities carried at $6,842 and $6,790 at March 31, 2015 and December 31, 2014, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2015 and December 31, 2014, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating (1)
March 31, 2015:
Ambac Assurance Corporation (2)	$54,124	$—	$2,078,084	$2,132,208	CCC-
Assured Guaranty Municipal Corporation	121,519	—	—	121,519	A
National Public Finance Guarantee Corporation	64,693	—	—	64,693	A-
MBIA Insurance Corporation	—	32,265	—	32,265	A+
Total	$240,336	$32,265	$2,078,084	$2,350,685	CCC

December 31, 2014:
Ambac Assurance Corporation (2)	$53,164	$—	$2,146,555	$2,199,719	CCC-
Assured Guaranty Municipal Corporation	119,492	—	—	119,492	A
National Public Finance Guarantee Corporation	67,895	—	—	67,895	A-
MBIA Insurance Corporation	—	32,460	—	32,460	A+
Total	$240,551	$32,460	$2,146,555	$2,419,566	CCC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $51,395 at March 31, 2015 and December 31, 2014, insured by Ambac UK.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended March 31,
	2015	2014
Fixed income securities	$65,585	$71,231
Short-term investments	42	57
Loans	132	117
Investment expense	(2,427)	(2,598)
Securities available-for-sale and short-term	63,332	68,807
Other investments	9,651	1,994
Total net investment income	$72,983	$70,801
Net investment income from Other investments primarily represents changes in fair value on securities classified as trading or under the fair value option. The portion of net unrealized gains related to such securities still held at the end of each period is as follows:

	Three Months Ended March 31,
	2015	2014
Net gains recognized during the period on trading securities	$7,819	$1,994
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	1,564	(455)
Unrealized gains recognized during the reporting period on trading securities still held at the reporting date	$6,255	$2,449

9.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
March 31, 2015:
Derivative Assets:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	182,103	68,481	113,622	—	113,622
Total non-VIE derivative assets	$182,103	$68,481	$113,622	$—	$113,622
Derivative Liabilities:
Credit derivatives	$76,377	$—	$76,377	$—	$76,377
Interest rate swaps	438,518	68,481	370,037	196,039	173,998
Futures contracts	942	—	942	942	—
Total non-VIE derivative liabilities	$515,837	$68,481	$447,356	$196,981	$250,375
Variable Interest Entities:
Interest rate swaps	$2,081,082	$—	$2,081,082	$—	$2,081,082
Currency swaps	44,631	—	44,631	—	44,631
Total VIE derivative liabilities	$2,125,713	$—	$2,125,713	$—	$2,125,713

December 31, 2014:
Derivative Assets:
Credit derivatives	$2,043	$—	$2,043	$—	$2,043
Interest rate swaps	161,640	54,666	106,974	—	106,974
Total non-VIE derivative assets	$163,683	$54,666	$109,017	$—	$109,017
Derivative Liabilities:
Credit derivatives	$75,502	$—	$75,502	$—	$75,502
Interest rate swaps	385,546	54,666	330,880	169,573	161,307
Futures contracts	562	—	562	562	—
Total non-VIE derivative liabilities	$461,610	$54,666	$406,944	$170,135	$236,809
Variable Interest Entities:
Interest rate swaps	$2,133,268	$—	$2,133,268	$—	$2,133,268
Currency swaps	66,895	—	66,895	—	66,895
Total VIE derivative liabilities	$2,200,163	$—	$2,200,163	$—	$2,200,163
Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $195,697 and $158,240 as of March 31, 2015 and December 31, 2014, respectively. There were no amounts held representing an obligation to return cash collateral as of March 31, 2015 and December 31, 2014.

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income for the three months ended March 31, 2015 and 2014:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income
		Three Months Ended March 31,
		2015	2014
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$(2,499)	$7,382
Financial Services derivatives products:
Interest rate swaps	Derivative products	(35,547)	(51,849)
Futures contracts	Derivative products	(2,227)	(1,992)
Total Financial Services derivative products		(37,774)	(53,841)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	22,264	5,408
Interest rate swaps	Income (loss) on variable interest entities	52,186	(77,792)
Total Variable Interest Entities		74,450	(72,384)
Total derivative contracts		$34,177	$(118,843)
Financial Guarantee Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at March 31, 2015 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
Our remaining outstanding credit derivatives were written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation.
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of March 31, 2015 and December 31, 2014:

	CLO	Other	Total
Ambac Rating - March 31, 2015:
AAA	$—	$—	$—
AA	466,453	303,860	770,313
A	—	43,160	43,160
BBB (1)	—	515,578	515,578
Below investment grade (2)	—	265,520	265,520
Total	$466,453	$1,128,118	$1,594,571

Ambac Rating - December 31, 2014:
AAA	$—	$—	$—
AA	549,923	217,680	767,603
A	—	43,160	43,160
BBB (1)	—	448,249	448,249
Below investment grade (2)	—	270,747	270,747
Total	$549,923	$979,836	$1,529,759

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

The tables below summarize information by major category as of March 31, 2015 and December 31, 2014:

	CLO	Other	Total
March 31, 2015:
Number of CDS transactions	5	10	15
Remaining expected weighted-average life of obligations (in years)	1.5	5.6	4.4
Gross principal notional outstanding	$466,453	$1,128,118	$1,594,571
Net derivative liabilities at fair value	$1,533	$74,844	$76,377

December 31, 2014:
Number of CDS transactions	6	10	16
Remaining expected weighted-average life of obligations (in years)	1.8	5.4	4.1
Gross principal notional outstanding	$549,923	$979,836	$1,529,759
Net derivative liabilities at fair value	$2,027	$71,432	$73,459
The maximum potential amount of future payments under Ambac’s credit derivative contracts is generally the gross principal notional outstanding amount included in the above table plus future interest payments payable by the derivative reference obligations. Since Ambac’s credit derivatives typically reference obligations of or assets held by special purpose entities that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 3. Special Purpose Entities.
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
Adversely classified credits are assigned risk classifications by the risk group. As of March 31, 2015, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $61,338 and gross notional principal outstanding of $265,520. As of December 31, 2014, there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $60,729 and total notional principal outstanding of $270,747.
Financial Services Derivative Products:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of March 31, 2015 and December 31, 2014 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	March 31, 2015	December 31, 2014
Interest rate swaps—receive-fixed/pay-variable	$760,808	$782,904
Interest rate swaps—pay-fixed/receive-variable	1,465,871	1,479,650
Interest rate swaps—basis swaps	55,800	55,800
Futures contracts	60,000	80,000
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2015 and December 31, 2014 are as follows:

	Notional
Type of VIE derivative	March 31, 2015	December 31, 2014
Interest rate swaps—receive-fixed/pay-variable	$1,629,458	$1,710,344
Interest rate swaps—pay-fixed/receive-variable	3,003,021	3,152,090
Currency swaps	690,386	724,656
Credit derivatives	16,249	18,278

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
As of March 31, 2015 and December 31, 2014, the net liability fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk was $107,213 and $92,869, respectively, related to which Ambac had posted assets as collateral with a fair value of $136,810 and $118,844, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on March 31, 2015, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
10.    INCOME TAXES
Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its affiliates operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2011
New York City	2011
United Kingdom	2009
Italy	2009
As of March 31, 2015 Ambac had loss carryforwards totaling $5,225,954. This includes carryforwards of $133,626 relating to U.S. capital losses, $182,059 of Ambac UK loss carryforwards, and an ordinary U. S. federal net operating tax carryforward of approximately $4,910,269, which, if not utilized, will begin expiring in 2029, and will fully expire in 2034.
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at March 31, 2015 and December 31, 2014 are presented below:

	March 31, 2015	December 31, 2014
Deferred tax liabilities:
Insurance intangible	$471,553	$493,822
Variable interest entities	11,611	14,149
Investments	141,208	138,072
Unearned premiums and credit fees	101,647	104,589
Other	33,763	33,835
Total deferred tax liabilities	759,782	784,467
Deferred tax assets:
Net operating loss and capital carryforward	1,829,084	1,890,551
Loss reserves	146,429	185,881
Compensation	5,469	5,276
AMT Credits	11,899	10,359
Other	9,539	9,539
Sub total deferred tax assets	2,002,420	2,101,606
Valuation allowance	1,244,543	1,319,218
Total deferred tax assets	757,877	782,388
Net deferred tax asset (liability)	(1,905)	(2,079)
In accordance with the Income Tax Topic of the ASC, a valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some, or all, of the deferred tax asset will not be realized. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset and therefore has a full valuation allowance.

11.    COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
The Segregated Account and Wisconsin Rehabilitation Proceeding
On March 18, 2015, the Rehabilitator filed a motion to confirm and declare the reimbursement amounts due with respect to cash claim payments made by Ambac Assurance and the Segregated Account on a certain policy. Objections to the motion were due on April 27, 2015, but no objection was filed. On May 1, 2015, the Rehabilitation Court granted the Rehabilitator’s motion.
Litigation Against Ambac
County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011). Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion was held on March 23, 2012. On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013. On September 9, 2013, plaintiffs filed a notice of appeal of the July 9th order and on September 30, 2013, Ambac Assurance filed a notice of cross-appeal. On September 9, 2013, the parties filed motions for attorneys’ fees in connection with the portions of the Anti-SLAPP motions on which they were successful. The court denied plaintiffs’ motion for fees from the bench on November 8, 2013. On March 26, 2014, the court granted the defendants’ motions for attorneys’ fees awarding Ambac Assurance approximately $207. On July 7, 2014, plaintiffs filed a notice of appeal from the court’s decision awarding attorneys’ fees to Ambac Assurance and the other defendants. This appeal was dismissed on December 19, 2014. Plaintiffs have filed a motion to reinstate the appeal, stating that it should only have been dismissed as against one defendant with whom plaintiffs settled. Ambac did not oppose that motion, which was granted on January 29, 2015. Also on July 7, 2014, the Bond Insurer Defendants filed their appellate brief appealing the July 9th Order. Plaintiffs’ opposition to the Bond Insurer Defendants’ appellate brief and plaintiffs’ affirmative brief on their cross-motion were filed on November 5, 2014. The defendants’ brief in opposition to plaintiffs’ appeal and in further support of their cross-appeal was filed on February 3, 2015. Plaintiffs’ reply brief in further support of their appeal was filed on April 24, 2015. The appeal is now fully briefed and awaiting scheduling of oral argument.
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

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). On December 23, 2014, the parties entered into a Judgment Satisfaction and Release Agreement to resolve the matter and in April 2015, when the Agreement became fully effective, the parties dismissed the Authority’s appeal to the Court of Appeals for the Second Circuit and the portion of the action that remained in the District Court and filed instruments of satisfaction of Ambac’s judgment against the Authority in the Southern District of New York and the Central District of California.
Erste Europäische Pfandbriefund Kommunalkreditbank AG In Luxemburg and Ambac Assurance Corporation v. City of San Bernardino, California (United States Bankruptcy Court, Central District of California, Riverside Division, filed on January 7, 2015). On March 13, 2015, the City filed a motion to dismiss the complaint, which Ambac Assurance opposed. A hearing on the motion is currently scheduled for May 11, 2015.
In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits:

•
Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed February 17, 2011). On December 18, 2014, defendants filed a motion for partial summary judgment seeking to dismiss the plaintiffs’ claim for fraudulent inducement arguing that as a matter of law, plaintiffs cannot prove justifiable reliance. Ambac Assurance has opposed the motion, which is fully briefed. No decision has been issued.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). On May 1, 2015, Ambac Assurance filed a motion for partial summary judgment. Defendants also each filed motions for summary judgment, which Ambac Assurance intends to oppose.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, filed on April 15, 2013). On September 22, 2014, plaintiffs filed an amended complaint alleging claims for fraudulent inducement, material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. On October 31, 2014 defendants filed a motion to strike the amended complaint. Ambac Assurance opposed that motion and at the court’s recommendation also filed a cross motion for leave to amend the complaint on November 14, 2014, which the defendants opposed. Defendants also filed a motion to dismiss the fraudulent inducement claim, which Ambac Assurance opposed. All motions are fully briefed. The court heard oral argument on the defendants’ motion to dismiss the fraudulent inducement claim on April 14, 2015. No decision has been issued on any of the outstanding motions.

•
The Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Wisconsin Circuit Court for Dane County, filed on December 30, 2014). Ambac Assurance alleges a claim for fraudulent inducement in connection with Ambac Assurance’s issuance of insurance policies relating to five residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendant. Defendant filed a motion to dismiss the complaint on February 20, 2015, which Ambac Assurance opposed. The motion is fully briefed. No decision has been issued.

•
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on December 30, 2014). Ambac Assurance alleges a claim for fraudulent inducement in connection with Ambac Assurance’s issuance of insurance policies relating to eight residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuits against the same defendants. On February 20, 2015, the Countrywide defendants filed a motion to dismiss the complaint, which Bank of America joined on February 23, 2015. Ambac Assurance opposed the motion. Defendants’ reply is due on May 18, 2015.

12.    SEGMENT INFORMATION
Ambac has two reportable business segments, as follows: (i) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public finance, structured finance and international obligations; and (ii) Financial Services, which provides investment agreements, funding conduits, interest rate swaps, principally to clients of the financial guarantee business. Ambac’s reportable business segments are strategic business units that offer different products and services. They are managed separately because each business required different marketing strategies, personnel skill sets and technology.
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
Information provided below for unaffiliated “Corporate and Other” primarily relates to investment income on Ambac's investment portfolio. Equity in net income of investees accounted for by the equity method relates to the Owner Trust Certificate received when Ambac deposited its Segregated Account junior surplus note into a Trust (see Note 1. Background and Business Description in the Notes to Consolidated Financial

Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information relating to the sale by Ambac of a junior surplus note issued to it by the Segregated Account). Inter-segment for "Corporate and Other" relates to amounts received by Ambac under the Mediation Agreement dated September 21, 2011 (as more fully described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014), including accrual of interest on the junior surplus notes issued by the Segregated Account prior to Ambac's deposit into a Trust.
The following table is a summary of financial information by reportable business segment for the affected periods:

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Three Months Ended March 31, 2015:
Revenues:
Unaffiliated customers (1)	$191,814	$(37,708)	$357	$—	$154,463
Equity in net income of investees accounted for by equity method	—	—	1,028	—	1,028
Inter-segment	257	(230)	(27)	—	—
Total revenues before expenses and reorganization items	192,071	(37,938)	1,358	—	155,491
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1)(2)(3)	256,005	(38,580)	(1,873)	—	215,552
Equity in net income of investees accounted for by equity method	—	—	1,028	—	1,028
Inter-segment	(539)	(312)	851	—	—
Pre-tax income (loss) from continuing operations	255,466	(38,892)	6	—	216,580
Total assets as of March 31, 2015	24,672,977	431,445	282,188	—	25,386,610
Net investment income	71,470	128	1,385	—	72,983
Insurance intangible amortization	37,432	—	—	—	37,432
Interest expense	27,585	323	—	—	27,908

Three Months Ended March 31, 2014:
Revenues:
Unaffiliated customers (1)	$162,553	$(53,438)	$23	$—	$109,138
Equity in net income of investees accounted for by equity method	—	—	—	—	—
Inter-segment	375	(75)	8,635	(8,935)	—
Total revenues before expenses and reorganization items	162,928	(53,513)	8,658	(8,935)	109,138
Pre-tax income (loss) from continuing operations:
Unaffiliated customers (1) (2) (3)	217,158	(54,450)	(3,410)	—	159,298
Equity in net income of investees accounted for by equity method	—	—	—	$—	—
Inter-segment	(9,157)	(454)	9,611	—	—
Pre-tax income (loss) from continuing operations	208,001	(54,904)	6,201	—	159,298
Total assets as of March 31, 2014	26,535,119	534,256	44,873	—	27,114,248
Net investment income	70,384	394	23	—	70,801
Insurance intangible amortization	31,714	—	—	—	31,714
Interest expense	31,881	447	—	—	32,328

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from continuing operations from unaffiliated customers is net investment income.

(2)	Included in pre-tax income (loss) from continuing operations from unaffiliated customers is interest expense.

(3)
Included in pre-tax income (loss) from continuing operations from unaffiliated customers is amortization of intangible asset arising from financial guarantee contracts that were set to fair value upon adoption of Fresh Start on April 30, 2013.

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(2,366)	$52,739	$3,958	$(699)	$56,758	$6,581
United Kingdom	9,174	7,582	—	(6,166)	20,635	—
Other international	(5,746)	5,397	(6,457)	1,099	5,154	801
Total	$1,062	$65,718	$(2,499)	$(5,766)	$82,547	$7,382
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. (“Ambac” or “the Company”) for the periods indicated. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K for the year ended December 31, 2014, the CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of Operating Earnings (Losses) and Adjusted Book Value, which are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying profitability drivers of our business. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial measures and they may differ from similar reporting provided by other companies. Readers of this Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Operating earnings (losses) and Adjusted book value are non-GAAP financial measures that adjust for the impact of certain non-recurring or non-economic GAAP accounting requirements and include the addition of certain items that the Company has or expects to realize in the future, but that are not reported under GAAP. We also provide reconciliations to the most directly comparable GAAP measures; Operating earnings (losses) to net income (loss) attributable to common stockholders and Adjusted book value to Total Ambac Financial Group, Inc. stockholders’ equity.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2014 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) volatility in the price of Ambac’s common stock; (2) uncertainty concerning our ability to achieve value for holders of Ambac securities, whether from Ambac Assurance Corporation (“Ambac Assurance”) or from new business opportunities; (3) dilution of current shareholder value or adverse effects on our share price resulting from the issuance of additional shares of common stock; (4) adverse effects on our share price resulting from future offerings of debt or equity securities that rank senior to our common stock; (5) potential of rehabilitation proceedings against Ambac Assurance; (6) decisions made by the Rehabilitator of the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”) for the benefit of policyholders that may result in material adverse consequences for Ambac’s security holders; (7) our inability to realize the expected recoveries included in our financial statements; (8) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (9) our inability to monetize assets or restructure or exchange outstanding debt and insurance obligations, or the failure of any such monetization, restructuring or exchange to deliver anticipated results; (10) our results of operations may be adversely affected by events or circumstances that result in the accelerated amortization of our insurance intangible asset or impairments to goodwill; (11) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings by municipal issuers; (12) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan, from rules and procedures governing the payment of permitted policy claims, or from the characterization of our surplus notes as equity; (13) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, collateralized loan obligations, public finance obligations and exposures to reinsurers; (14) risks attendant to the change in composition of securities in our investment portfolio; (15) inadequacy of reserves established for losses and loss expenses; (16) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (17) changes in prevailing interest rates; (18) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (19) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (20) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (21) risks relating to determinations of amounts of impairments taken on investments; (22) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (23) our inability to realize value from Ambac Assurance UK Limited; (24) system security risks; (25) market spreads and pricing on derivative products insured or issued by Ambac or its subsidiaries; (26) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (27) changes in accounting principles or practices that may impact Ambac’s reported financial results; (28) legislative and regulatory developments; (29) operational risks, including with respect to internal processes, risk models, systems and employees, and failures in services or products provided by third parties; (30) Ambac’s financial position and the Segregated Account rehabilitation proceedings that may prompt departures of key employees and may impact our ability to attract qualified executives and employees; and (31) other risks and uncertainties that have not been identified at this time.
COMPANY OVERVIEW
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the state of Delaware.  Ambac has two reportable business segments: Financial Guarantee and Financial Services.
Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

•
Increasing the value of its investment in Ambac Assurance Corporation ("Ambac Assurance") by actively managing its assets and liabilities with a focus on maximizing risk-adjusted investment portfolio returns and mitigating or remediating losses on poorly performing insured transactions through executing policy commutations, pursuing recoveries of losses through litigation and the exercise of contractual and legal rights, restructuring transactions, and other means; and

•
Selectively exploring opportunities to grow and diversify Ambac, which may include developing or acquiring financial services businesses such as advisory, asset servicing, asset management, and/or insurance.

As part of its asset/liability management strategy, Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or restructure or exchange its outstanding debt and insurance obligations with the objective of ending the Segregated Account Rehabilitation Proceedings.
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Refer to Note 1.Background and Business Description to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and to Note 1 to the Consolidated Financial Statements located in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on the Segregated Account and the contracts between Ambac Assurance and the Segregated Account.
Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to identify or execute the acquisition or development of any new business. In addition, there can be no assurance that we will be able to obtain the financial and other resources that may be required to finance the acquisition or development of any new business. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative. For additional risks and uncertainties concerning Ambac, please refer to Part I, Item 1A of Ambac’s 2014 Form 10-K and Part II, Item 1A of this Form 10-Q.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2014.
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market at March 31, 2015 and December 31, 2014. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	March 31, 2015	December 31, 2014
Public Finance (1) (2)	$88,059	$93,448
Structured Finance	25,281	26,334
International Finance	23,507	24,952
Total net par outstanding (3)	$136,847	$144,734

(1)	Includes $6,060 and $6,089 of Military Housing net par outstanding at March 31, 2015 and December 31, 2014, respectively.

(2)
Includes $2,437 of Puerto Rico net par outstanding at both March 31, 2015 and December 31, 2014. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(3)	Included in the above net par exposures at March 31, 2015 and December 31, 2014 are $1,595 and $1,530, respectively, of exposures that were executed in credit derivatives form.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac Assurance credit ratings at March 31, 2015 and December 31, 2014 and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at March 31, 2015 and December 31, 2014. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:
Percentage of Guaranteed Portfolio

Ambac Rating (1)	March 31, 2015	December 31, 2014
AAA	<1%	<1%
AA	18	19
A	42	42
BBB	22	22
Below investment grade	18	17
Total	100%	100%

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

Summary of Below Investment Grade Exposure

($ in millions)	March 31, 2015	December 31, 2014
Public Finance:
Tax-backed (1)	2,362	2,512
Housing (2)	829	841
General obligation (1)	491	564
Transportation	437	453
Health care	27	27
Other	1,290	1,293
Total Public Finance	5,436	5,690
Structured Finance:
Residential mortgage-backed and home equity—first lien	6,744	7,003
Residential mortgage-backed and home equity—second lien	5,215	5,466
Student loans	2,812	3,092
Structured Insurance	1,037	1,037
Mortgage-backed and home equity—other	286	299
Other	536	536
Total Structured Finance	16,630	17,433
International Finance:
Other	2,072	2,214
Total International Finance	2,072	2,214
Total	24,138	25,337

(1)
Tax-backed includes $2,187 of Puerto Rico net par at March 31, 2015 and December 31, 2014. General obligation includes $250 of Puerto Rico net par at March 31, 2015 and December 31, 2014. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(2)	Includes $608 and $609 of military housing net par at March 31, 2015 and December 31, 2014, respectively.
The decrease in below investment grade exposures is primarily due to (i) reductions to residential mortgage-backed securities during the year as a result of both prepayments by issuers and claims presented to Ambac Assurance, (ii) commutations of student loan policies and (iii) reductions as a result of the strengthening of the US dollar.

RESULTS OF OPERATIONS
Net income in the first quarter of 2015 was $214.7 million compared to $155.9 million in the first quarter of 2014. Net income was impacted by higher realized gains from the sale of investment securities, lower derivative product losses, a greater benefit within loss and loss expenses and higher income on variable interest entities partially offset by lower net premiums earned. A summary of our financial results is shown below:

	Three Months Ended March 31,
($ in millions)	2015	2014
Revenues:
Net premiums earned	$65.7	$82.5
Net investment income	73.0	70.8
Net other-than-temporary impairment losses	(3.1)	(10.4)
Net realized investment gains	54.1	16.3
Change in fair value of credit derivatives	(2.5)	7.4
Derivative product revenues	(37.8)	(53.8)
Other income	(0.8)	1.9
Income (loss) on variable interest entities	7.0	(5.5)
Expenses:
Loss and loss expenses (benefit)	(151.0)	(140.0)
Insurance intangible amortization	37.4	31.7
Underwriting and operating expenses	24.5	25.8
Interest expense	27.9	32.3
Provision for income taxes	1.7	3.2
Less: Net income attributable to the noncontrolling interest	0.2	0.1
Net income attributable to common shareholders	$214.7	$155.9
The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for all periods in the three months ended March 31, 2015 and 2014 and its financial condition as of March 31, 2015 and December 31, 2014.
Net Premiums Earned. Net premiums earned primarily represent the amortization into income of collected insurance premiums. We present accelerated premiums, which result from calls and other accelerations of insured obligations separate from normal net premiums earned. When an insured bond has been retired, any remaining unearned premium revenue ("UPR") is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Normal net premiums earned have been negatively impacted by the runoff of the insured portfolio occurring through transaction terminations, calls and scheduled maturities.
Net premiums earned for the three months ended March 31, 2015 decreased by $16.8 million or 20.4% as compared to net premiums earned for the year ended March 31, 2014. The decrease in net premiums earned is primarily due to the continued runoff of the insured portfolio, inclusive of lower accelerated premiums. The runoff of the insured portfolio is due to normal paydown activity in addition to maturities, calls and terminations.
Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market:

	Three Months Ended March 31,
($ in millions)	2015	2014
Public Finance	$23.9	$27.3
Structured Finance	7.6	10.4
International Finance	11.3	19.7
Total normal premiums earned	42.8	57.4
Accelerated earnings	22.9	25.1
Total net premiums earned	$65.7	$82.5

The following table provides a breakdown of accelerated earnings by market sector:

	Three Months Ended March 31,
($ in millions)	2015	2014
Public Finance	$19.7	$18.8
Structured Finance	1.8	0.3
International Finance	1.4	6.0
Total accelerated earnings	$22.9	$25.1
Decrease in accelerated earnings is primarily attributed to a termination of an international transportation transaction occurring in the three months ended March 31, 2014 offset by an increase in structured finance accelerations due to a student loan commutation in addition to a slight increase in public finance accelerations in the three months ended March 31, 2015.
Net Investment Income. The following table provides details of net investment income by business segment for the periods presented:

	Three Months Ended March 31,
($ in millions)	2015	2014
Financial Guarantee	$71.5	$70.4
Financial Services	0.1	0.4
Corporate	1.4	—
Total net investment income	$73.0	$70.8
Financial Guarantee net investment income was $71.5 million for the three months ended March 31, 2015, an increase of $1.1 million from the three months ended March 31, 2014 reflecting higher rates of return on a smaller invested asset base. Income benefited from higher investment allocations to Ambac-wrapped securities and, in the Ambac UK portfolio, to pooled funds consisting of diversified asset classes including equities, loans and property which are classified as trading securities with changes in market value recognized in earnings. The yield on Ambac-wrapped securities was comparable in both periods, while Ambac UK fund investments experienced stronger performance in the three months ended March 31, 2015 compared to the prior year period. The higher average yields and trading portfolio gains were mostly offset by the impact of lower asset levels resulting from sales and maturities of other asset classes to fund the partial redemption of surplus notes in November 2014 and the equalizing payment of Deferred Amounts of the Segregated Account in December 2014.
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
Net other-than-temporary impairments for the three months ended March 31, 2015 relate to credit losses on certain Ambac-wrapped securities stemming primarily from cash flow timing. Net other-than-temporary impairments for the three months ended March 31, 2014 relate to credit losses on certain Ambac-wrapped securities and the company’s intent to sell certain securities that were in an unrealized loss position as of March 31, 2014.
Net Realized Investment Gains. The following table provides a breakdown of net realized gains, by business segment, for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Three months ended March 31, 2015:
Net gains on securities sold or called	$46.9	$—	$—	$46.9
Foreign exchange gains	7.2	—	—	7.2
Total net realized gains	$54.1	$—	$—	$54.1

Three months ended March 31, 2014:
Net gains on securities sold or called	$18.4	$—	$—	$18.4
Foreign exchange (losses)	(2.1)	—	—	(2.1)
Total net realized gains	$16.3	$—	$—	$16.3

Net gains during the three months ended March 31, 2015 arose primarily from the sale of Ambac-wrapped student loan securities in connection with a financial guarantee commutation transaction. Net gains during the three months ended March 31, 2014 related to the sale of assets received pursuant to Ambac's remediation activities and gains on securities sold in connection with an investment portfolio reallocation.
Change in Fair Value of Credit Derivatives. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The loss from change in fair value of credit derivatives for the three months ended March 31, 2015 was $(2.5) million, a decrease of $9.9 million as compared to the gain of $7.4 million reported for the three months ended March 31, 2014. The loss for the three months ended March 31, 2015 is primarily due to the decrease in pricing levels of certain reference obligations, partially offset by gains due to foreign exchange changes and the Ambac CVA. The gain for the three months ended March 31, 2014 was due to improvements in the average pricing level of reference obligations and offsetting losses due to the change in Ambac CVA.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements were $0.4 million for the three months ended March 31, 2015, a decrease of $0.4 million from the three months ended March 31, 2014. The declines over time are due to reduced premium receipts resulting from continued runoff of the credit derivative portfolio. Included in realized gains and other settlements on credit derivatives were fees received in connection with transaction terminations of $0.0 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. There were no loss or settlement payments in the periods presented.
Unrealized gains (losses) on credit derivative contracts reflect the impact of all other factors on the overall change in fair value of credit derivatives noted above. See Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of March 31, 2015 and December 31, 2014:

($ in millions)	March 31, 2015	December 31, 2014
Mark-to-market liability of credit derivatives, excluding CVA	$94.4	$89.4
CVA on credit derivatives	(18.0)	(15.9)
Net credit derivative liability at fair value	$76.4	$73.5
Derivative Product Revenues. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Net losses reported in derivative product revenues for the three months ended March 31, 2015 were $37.8 million, reflecting an improvement of $16.0 million as compared to the net losses of $53.8 million for the three months ended March 31, 2014. Results in derivative product revenues were primarily driven by mark-to-market losses in the portfolio caused by declines in interest rates during the periods, net of the impact of the Ambac CVA as discussed below.
The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains within derivative products revenues of $12.6 million and $5.4 million for the three months ended March 31, 2015 and 2014, respectively. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality as well as the amount of underlying liabilities, which generally decline as interest rates increase. The market's view of Ambac Assurance's credit quality was relatively unchanged for the three months ended March 31, 2015 and improved during the three months ended March 31, 2014. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excluding credit derivatives) as of March 31, 2015 and December 31, 2014:

($ in millions)	March 31, 2015	December 31, 2014
Derivative products mark-to-market liability, excluding CVA	$334.6	$289.0
CVA on derivative products portfolio	(77.2)	(64.5)
Net derivative products portfolio liability at fair value	$257.4	$224.5
Net Realized Losses on Extinguishment of Debt. Net realized losses on extinguishment of debt included losses from settlement of an investment agreement above its carrying value of $0.1 million for the three months ended March 31, 2015.
Other Income. Other income is primarily comprised of foreign exchange gains and losses unrelated to investments or loss reserves, and deal structuring, commitment, consent and waiver fees. Other income for the three months ended March 31, 2015 was a loss of $0.8 million, a decrease of $2.7 million as compared to the income for the three months ended March 31, 2014, primarily resulting from lower deal-related fees and foreign exchange losses.
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
Income (loss) on variable interest entities was $7.0 million and $(5.5) million, for the three months ended March 31, 2015 and 2014, respectively. Income on variable interest entities for the three months ended March 31, 2015 resulted from positive changes to the fair value of net assets primarily attributable to accretion of the present value discount of net VIE assets into income. The loss for the three months ended March 31, 2014 reflected a decrease in the fair value of net assets primarily due to a decrease in the CVA applied to certain VIE note liabilities that included significant projected financial guarantee claims. Refer to Note 3. Special Purpose Entities, including Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the accounting for VIEs.
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
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties described herein. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of representation and warranty subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded RMBS subrogation recoveries, net of reinsurance, of $2.5 billion and $2.5 billion at March 31, 2015 and December 31, 2014, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information regarding the estimation process for representation and warranty subrogation recoveries.
Losses and loss expenses for the three months ended March 31, 2015 were a benefit of $151.0 million, an increased benefit of $11.0 million compared to the three months ended March 31, 2014. The three months ended March 31, 2015 benefit is primarily the result of lower estimated projected losses in the Student Loan and RMBS portfolios stemming from, in the aggregate, lower interest rates, the impact of commutations, higher estimated representation and warranty subrogation recoveries and improved deal performance.
The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended March 31,
($ in millions)	2015	2014
RMBS (1)	$(101.3)	$(102.9)
Student Loans	(109.4)	(82.9)
Domestic Public Finance	27.1	7.0
Ambac UK	(9.1)	37.3
All other credits	(0.8)	0.6
Interest on Deferred Amounts	39.9	—
Loss expenses	2.6	0.9
Totals	$(151.0)	$(140.0)

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The losses and loss expense (benefit) for the three months ended March 31, 2015 and 2014 was $44.2 and $18.3, respectively.

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended March 31,
($ in millions)	2015	2014
Claims recorded (1)	$163.6	$124.8
Subrogation received	(82.4)	(69.7)
Net Claims Recorded	$81.2	$55.1

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
Underwriting and Operating Expenses. Underwriting and operating expenses consist of gross operating expenses plus reinsurance commissions. Reinsurance commissions are included in Financial Guarantee segment results. The following table provides details of underwriting and operating expenses for the periods presented:

	Three Months Ended March 31,
($ in millions)	2015	2014
Gross operating expenses	$24.6	$25.9
Reinsurance commissions, net	(0.1)	(0.1)
Total	$24.5	$25.8
Gross operating expenses for the three months ended March 31, 2015 are $24.6 million, a decrease of $1.3 million from gross operating expenses for the three months ended March 31, 2014. The decrease was primarily due to lower directors' fees, legal and premium taxes, partially offset by higher compensation and consulting fees. Lower directors' fees are primarily related to the larger expense of equity awards during the three months ended March 31, 2014 than the three months ended March 31, 2015.
As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. Legal and consulting services provided for the benefit of OCI amounted to $1.4 million during the three months ended March 31, 2015 and 2014.
Interest Expense. Interest expense includes accrued interest on investment agreements and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended March 31,
($ in millions)	2015	2014
Interest expense:
Surplus notes	$27.6	$31.9
Investment agreements	0.3	0.4
Total	$27.9	$32.3
The decrease in interest expense on surplus notes for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily results from the net reduction to the balance of outstanding notes in the first quarter of 2015 relative to the first quarter of 2014. The lower outstanding surplus note balance reflects the redemption of approximately 26% of surplus notes (other than junior surplus notes) in November 2014. This decline is offset by interest expense relating to the sale of a junior surplus note originally issued to Ambac by the Segregated Account to a third party trust in August 2014 in connection with a secured borrowing transaction. Subsequent to the sale, the junior surplus note is reflected as debt on Ambac's balance sheet along with other surplus notes and junior surplus notes held by third parties.
Surplus note principal and interest payments require the approval of OCI. Annually from 2011 through 2015, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. The interest of the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued interest for surplus notes and junior surplus notes outstanding to third parties were $252.3 million and $41.1 million, respectively, at March 31, 2015.
Additionally, if OCI approves interest payments on surplus notes in the future, Ambac Assurance will also be required to pay interest accrued on certain repurchased surplus notes through their call option exercise dates. The amount of such unpaid interest on repurchased surplus notes is $38.5 million at March 31, 2015.
Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2015 was $1.7 million a decrease of $1.5 million compared to the provision for income taxes reported for three months ended March 31, 2014. The decrease is primarily due to (i) a lower provision for Alternative Minimum Taxes ("AMT") of $1.1 million and (ii) a lower provisions for Ambac UK's Italian branch taxes of $0.5 million. AMT results from the 90% limitation on offsetting Alternative Minimum Taxable Income with AMT NOLs. Italian branch taxes result from pre-tax profits in Ambac UK’s Italian branch, which cannot be offset by losses in other jurisdictions.
At March 31, 2015 the Company had $4.9 billion of U.S. Federal net ordinary operating loss carryforwards, including $1.4 billion at Ambac Financial Group and $3.5 billion at Ambac Assurance.

LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $220.0 million as of March 31, 2015 and expense sharing and other arrangements with Ambac Assurance. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014), Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain operating costs and expenses. Any expected receipts with regard to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011. Ambac Assurance has utilized all of those NOLs through March 31, 2015 and has accrued for $1.3 million of tolling payments under its NOL tolling agreement with Ambac, after certain credits.
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
It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore cash and investments, payments under the Cost Allocation Agreement and potential NOL tolling payments will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac. Contingencies could cause material liquidity strains.
Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s future liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus note principal and interest payments and additional loans to affiliates. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. The level of claims paid by the Segregated Account is subject to the sole discretion of the Rehabilitator, subject to any required approval of the Rehabilitation Court.
Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows and maintenance of a specified level of cash and short-term investments at all times.
Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account are not permitted to be paid during the Segregated Account Rehabilitation Proceedings until approved by the Rehabilitator. As further described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on or about September 20, 2012, the Segregated Account was permitted to pay, and commenced paying, 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. As further described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Segregated Account is, and was, obliged to make Interim Payments of 45% of each permitted policy claim to be paid on or after July 21, 2014 in accordance with the amended Segregated Account Rehabilitation Plan and associated rules and guidelines. In addition, as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. The Segregated Account made Supplemental Payments and Special Policy Payments in respect of permitted policy claims of $50.0 million during the three months ended March 31, 2015 and $43.8 million during the three months ended March 31, 2014. Permitted policy claims, including payments of Deferred Amounts together with interest thereon (which trigger proportionate redemption payments with respect to surplus notes (other than junior surplus notes)), will be material uses of future liquidity.
As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under the Segregated Account Rehabilitation Plan. Deferred Amounts will accrue interest (i) in the case of permitted policy claims relating to transactions that pay monthly, from the first distribution date (under the transaction documents for the relevant bond) after the date on which the Interim Payment in respect of such permitted policy claim was made until such outstanding policy obligations are paid in full or (ii) for permitted policy claims relating to transactions that do not pay monthly, from the first Payment Date (as defined in the Segregated Account Rehabilitation Plan, as amended) to occur after the date on which the Interim Payment in respect of such permitted policy claim was made until such outstanding policy obligations are paid in full. Interest on Deferred Amounts will accrue generally at an effective rate of 5.1%, compounded annually. The Segregated Account is responsible for Deferred Amounts of $2,933.0 million and unpaid accrued interest of $369.1 million at March 31, 2015. If approved by the Rehabilitator, payment of Deferred Amounts, together with interest thereon, which trigger proportionate redemption payments with respect to surplus notes (other than junior surplus notes), will be a use of future liquidity. Future payments of Deferred Amounts, including interest thereon, or increases to the percentage of Interim Payments as required by the Rehabilitator will have adverse consequences to Ambac's future cash flows.
Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on dividend payment restrictions.
Our ability to recover RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts our future available liquidity to pay claims would be reduced materially. Ambac Assurance received other subrogation recoveries, net of reinsurance of $82.4 million during the three months ended March 31, 2015.
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $117.2 million as of March 31, 2015. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payments on investment agreement obligations, payments on intercompany loans, payments under derivative contracts (primarily interest rate swaps and US Treasury futures), collateral posting and operating expenses. Management believes that its Financial Services’ short and long-term liquidity needs can be funded from net investment coupon receipts; the maturity of invested assets; sales of invested assets; intercompany loans from Ambac Assurance and receipts from derivative contracts.
While meaningful progress has been made in unwinding the Financial Services businesses, multiple sources of risk continue to exist. These include unexpected draws on outstanding investment agreements, potential swap terminations and the inability to replace or establish new hedge positions and interest rate volatility.
Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of March 31, 2015 were issued in connection with structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of March 31, 2015, Ambac had $114.4 million of contingent withdrawal investment agreements related to CLNs. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. Additionally, management performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.
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

Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Three Months Ended March 31,
($ in million)	2015	2014
Cash provided by (used in):
Operating activities	$5.6	$38.5
Investing activities	(3.0)	(84.2)
Financing activities	(49.9)	—
Net cash flow	$(47.3)	$(45.7)
Operating activities
The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, investment coupon receipts, claim and reinsurance recoveries and RMBS subrogation recoveries. The principal uses of Ambac's liquidity are the payment of operating expenses, claim and commutation payments, ceded reinsurance premiums and tax payments. During the three months ended March 31, 2015, Ambac had net loss and loss expense payments of $104.2 million, compared to $9.4 million for the three months ended March 31, 2014. Included in payments for the three months ended March 31, 2015 were commutation and Segregated Account special policy payments for certain policies allocated to the Segregated Account.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim payments (including further payments of Deferred Amounts and interest thereon) and payments under credit default swap contracts. Future payments of Deferred Amounts, including interest thereon, or increases to the percentage of Interim Payments as required by the Rehabilitator will have adverse consequences to Ambac's future cash flows
Investing Activities
The net cash provided by investing activities for the three months ended March 31, 2015 resulted primarily from sales and maturities of securities.
Financing Activities
Financing activities for the three months ended March 31, 2015 included payments for investment agreement draws of $49.9 million.
Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. At March 31, 2015 Ambac posted collateral of $108.4 million in connection with its outstanding investment agreements.
Ambac Financial Services, LLC (“AFS”) provides interest rate swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $260.5 million, including independent amounts, under these contracts at March 31, 2015.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets increased by approximately $227 million from December 31, 2014 to $25.4 billion at March 31, 2015, primarily due to higher VIE assets from declines in interest rates, partially offset by (i) lower premium receivables from runoff and early terminations of the insured portfolio and (ii) amortization of the insurance intangible asset during the period. Total liabilities increased by approximately $63 million from December 31, 2014 to $23.5 billion as of March 31, 2015, primarily as a result of higher derivative and VIE liabilities from declines in interest rates, partially offset by (i) lower loss and loss expense reserves from positive reserve development; (ii) lower unearned premium reserves; and (iii) repayments of investment agreement liabilities.
As of March 31, 2015 total stockholders’ equity was $1,838 million, compared with total stockholders’ equity of $1,674 million at December 31, 2014. This increase was primarily due to Other Comprehensive Income earned during the period.

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
Ambac UK’s non-VIE investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policyholder claims. Ambac UK’s investment portfolio is primarily fixed income investments and a diversified holdings of pooled investment funds. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the PRA as regulator of Ambac UK. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
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
The Corporate non-VIE investment portfolio's primary objective is to preserve capital for strategic uses while maximizing income, including investments in securities issued by or guaranteed by Ambac Assurance. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by business segment at March 31, 2015 and December 31, 2014:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2015:
Fixed income securities:
Municipal obligations (1)	$525.2	$—	$—	$525.2
Corporate obligations	1,609.8	—	—	1,609.8
Foreign obligations	125.2	—	—	125.2
U.S. government obligations	30.3	—	—	30.3
U.S. agency obligations	4.4	—	—	4.4
Residential mortgage-backed securities (2)	1,806.4	—	40.1	1,846.5
Collateralized debt obligations	55.0	—	33.2	88.2
Other asset-backed securities	365.9	109.4	160.9	636.2
	4,522.2	109.4	234.2	4,865.8
Short-term (1)	195.1	0.1	25.8	221.0
Other investments	310.6	—	22.0	332.6
	5,027.9	109.5	282.0	5,419.4
Fixed income securities pledged as collateral:
U.S. government obligations	64.8	—	—	64.8
	64.8	—	—	64.8
Total investments	$5,092.7	$109.5	$282.0	$5,484.2
Percent total	92.9%	2.0%	5.1%	100%

December 31, 2014:
Fixed income securities:
Municipal obligations (1)	$525.8	$—	$—	$525.8
Corporate obligations	1,385.6	—	—	1,385.6
Foreign obligations	127.8	—	—	127.8
U.S. government obligations	42.9	—	—	42.9
U.S. agency obligations	29.5	—	—	29.5
Residential mortgage-backed securities (2)	1,710.9	—	—	1,710.9
Collateralized debt obligations	4.4	—	16.7	21.1
Other asset-backed securities	555.2	109.2	217.6	882.0
	4,382.1	109.2	234.3	4,725.6
Short-term (1)	337.0	0.2	22.9	360.1
Other investments	336.0	—	21.0	357.0
	5,055.1	109.4	278.2	5,442.7
Fixed income securities pledged as collateral:
U.S. government obligations	64.3	—	—	64.3
	64.3	—	—	64.3
Total investments	$5,119.4	$109.4	$278.2	$5,507.0
Percent total	93.0%	2.0%	5.0%	100%

(1)	Includes taxable and tax exempt securities.

(2)	Includes RMBS insured by Ambac Assurance.

The following table represents the fair value of mortgage and asset-backed securities at March 31, 2015 and December 31, 2014 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2015:
Residential mortgage-backed securities:
RMBS—Second Lien	$906.7	$—	$—	$906.7
RMBS—First-lien—Alt-A	424.2	—	24.0	448.2
RMBS—First Lien—Sub Prime	318.1	—	—	318.1
RMBS—First Lien—Prime	157.4	—	16.1	173.5
Total residential mortgage-backed securities	1,806.4	—	40.1	1,846.5
Other asset-backed securities
Military Housing	232.1	—	—	232.1
Auto	31.1	4.5	107.3	142.9
Credit Cards	9.6	104.9	25.5	140.0
Structured Insurance	51.4	—	—	51.4
Student Loans	22.2	—	—	22.2
Other	19.5	—	28.1	47.6
Total other asset-backed securities	365.9	109.4	160.9	636.2
Total	$2,172.3	$109.4	$201.0	$2,482.7

December 31, 2014:
Residential mortgage-backed securities:
RMBS—Second Lien	$875.9	$—	$—	$875.9
RMBS—First-lien—Alt-A	440.3	—	—	440.3
RMBS—First Lien—Sub Prime	271.9	—	—	271.9
RMBS—First Lien—Prime	122.8	—	—	122.8
Total residential mortgage-backed securities	1,710.9	—	—	1,710.9
Other asset-backed securities
Military Housing	228.8	—	—	228.8
Auto	31.0	4.5	125.1	160.6
Credit Cards	9.6	104.7	60.5	174.8
Structured Insurance	51.4	—	—	51.4
Student Loans	231.7	—	—	231.7
Other	2.7	—	32.0	34.7
Total other asset-backed securities	555.2	109.2	217.6	882.0
Total	$2,266.1	$109.2	$217.6	$2,592.9
The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and BBB as of March 31, 2015, and CC and BB as of December 31, 2014, respectively.
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details on securities insured by Ambac Assurance.

The following table provides the ratings(1) distribution of the fixed income investment portfolio based on fair value at March 31, 2015 and December 31, 2014 by business segment:

Ratings (1)	Financial Guarantee (2)	Financial Services	Corporate	Combined
March 31, 2015
AAA	11%	100%	83%	17%
AA	15	—	—	14
A	18	—	2	17
BBB	14	—	—	13
Below investment grade (2)	37	—	15	35
Not rated	5	—	—	4
Total	100%	100%	100%	100%

December 31, 2014
AAA	14%	100%	100%	20%
AA	12	—	—	11
A	15	—	—	14
BBB	13	—	—	13
Below investment grade (2)	41	—	—	38
Not rated	5	—	—	4
Total	100%	100%	100%	100%

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade bonds insured by Ambac represent 36% and 39% of the 2015 and 2014 Financial Guarantee portfolio, respectively and 15% and 0% of the Corporate portfolio, respectively.

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of March 31, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	March 31, 2015		December 31, 2014
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value(1)	Gross Unrealized Losses
Municipal obligations:
Less than 12 months	$46.5	$0.4	$77.8	$1.2
Greater than 12 months	119.4	3.8	135.1	5.8
	165.9	4.2	212.9	7.0
Corporate obligations:
Less than 12 months	278.0	2.1	453.5	5.0
Greater than 12 months	81.7	1.2	172.0	4.4
	359.7	3.3	625.5	9.4
Foreign government obligations:
Less than 12 months	32.2	1.9	20.8	0.7
Greater than 12 months	8.9	0.6	14.3	0.6
	41.1	2.5	35.1	1.3
U.S. government obligations:
Less than 12 months	1.7	—	71.5	0.3
Greater than 12 months	10.8	0.1	14.7	0.3
	12.5	0.1	86.2	0.6
U.S. agency obligations:
Less than 12 months	—	—	25.0	—
Greater than 12 months	4.4	—	4.4	—
	4.4	—	29.4	—
Residential mortgage-backed securities:
Less than 12 months	547.7	17.3	413.2	12.4
Greater than 12 months	10.3	0.8	10.1	1.1
	558.0	18.1	423.3	13.5
Collateralized debt obligations:
Less than 12 months	63.8	0.3	5.0	0.3
Greater than 12 months	4.4	0.2	—	—
	68.2	0.5	5.0	0.3
Other asset-backed securities:
Less than 12 months	163.2	0.7	248.8	0.2
Greater than 12 months	0.1	—	0.1	—
	163.3	0.7	248.9	0.2
Short-term securities:
Less than 12 months	—	—	8.8	—
Greater than 12 months	—	—	—	—
	—	—	8.8	—
Total	$1,373.1	$29.4	$1,675.1	$32.3

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.
Management has determined that the unrealized losses in available-for-sale securities are primarily driven by increases in interest rates and shifts in market risk and liquidity premiums demanded by fixed income investors between April 30, 2013 (the "Fresh Start Reporting Date") and March 31, 2015. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) there being no unexpected principal and interest payment defaults on these securities; (b) an analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management having no intent to sell these securities; and (d) it being not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis.

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of March 31, 2015 and December 31, 2014, by contractual maturity date:

	March 31, 2015		December 31, 2014
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	6.6	6.6	11.8	11.7
Due after five years through ten years	116.0	114.1	151.6	147.6
Due after ten years	47.5	45.2	56.5	53.6
	170.1	165.9	219.9	212.9
Corporate obligations:
Due in one year or less	34.9	34.8	56.1	56.1
Due after one year through five years	189.9	188.7	337.7	334.7
Due after five years through ten years	128.9	127.2	228.1	221.8
Due after ten years	9.3	9.0	13.0	12.9
	363.0	359.7	634.9	625.5
Foreign government obligations:
Due in one year or less	2.5	2.1	3.6	3.3
Due after one year through five years	7.7	6.9	11.7	11.4
Due after five years through ten years	32.6	31.3	19.2	18.5
Due after ten years	0.8	0.8	1.9	1.9
	43.6	41.1	36.4	35.1
U.S. government obligations:
Due in one year or less	—	—	1.8	1.8
Due after one year through five years	10.2	10.2	79.9	79.5
Due after five years through ten years	2.4	2.3	3.9	3.8
Due after ten years	—	—	1.2	1.1
	12.6	12.5	86.8	86.2
U.S. agency obligations:
Due in one year or less	—	—	25.0	25.0
Due after one year through five years	4.4	4.4	4.4	4.4
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	4.4	4.4	29.4	29.4
Residential mortgage-backed securities	576.1	558.0	436.8	423.3
Collateralized debt obligations	68.7	68.2	5.3	5.0
Other asset-backed securities	164.0	163.3	249.1	248.9
Short-term securities	—	—	8.8	8.8
Total	$1,402.5	$1,373.1	$1,707.4	$1,675.1
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $142.8 million from its reinsurers at March 31, 2015.  These collateral amounts are in excess of Ambac’s reinsurance recoverable on paid and unpaid losses for each reinsurer.  Effective April 8, 2015, at the request of Assured Guaranty Re Ltd., Moody's Investors Service has withdrawn the insurance financial strength ratings it assigned to Assured Guaranty Re Ltd (previously Baa1).  This withdrawal may result in additional collateral being required to be provided to Ambac, although Assured Guaranty Re Ltd. has the option to novate the reinsurance agreement to Assured Guaranty Municipal Corporation (currently rated A2 by Moody's), which, at its current rating, could reduce the collateral provided to Ambac.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. For the three months ended March 31, 2015 and 2014, the insurance intangible amortization expense was $37.4 million and $31.7 million, respectively. As of March 31, 2015 and December 31, 2014, the gross carrying value of the insurance intangible asset was $1,631 million and $1,660 million, respectively. Accumulated amortization of the insurance intangible asset was $284 million and $249 million, as of March 31, 2015 and December 31, 2014, respectively, resulting in a net insurance intangible asset of $1,347 million and $1,411 million, respectively.
Goodwill. At the Fresh Start Reporting Date, goodwill of $515 million was recorded which represented the excess reorganization value which could not be attributed to the fair value of specific identified tangible and intangible assets. As of March 31, 2015 we concluded goodwill was not impaired and the asset remains at $515 million.
Derivative Liabilities. The interest rate derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative liabilities increased from $407 million to $447 million primarily due to decreases in interest rates during 2015. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $95.2 million at March 31, 2015 and $80.4 million at December 31, 2014 to incorporate the market’s view of Ambac’s credit quality. The higher CVA as of March 31, 2015 is a function of changes to the underlying derivative liabilities before considering Ambac credit quality. The market's view of Ambac Assurance's credit quality was relatively unchanged for the three months ended March 31, 2015.
Loss and Loss Expense Reserves. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expense reserves include the unpaid portion of and interest accrued on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan. The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies for which we do not consolidate the VIE. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.
The loss and loss expense reserves, before reinsurance as of March 31, 2015 and December 31, 2014 were $3,492 million and $3,799 million, respectively. As of March 31, 2015 and December 31, 2014, respectively, $3,302 million and $3,274 million of Segregated Account claims remain unpaid, including unpaid accrued interest on Deferred Amounts of $369 million and $329, respectively.
Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
March 31, 2015:
Loss and loss expense reserves	$2,158	$266	$3,580	$(1,269)	$(259)	$4,476
Subrogation recoverable	775	103	175	(2,037)	—	(984)
Totals	$2,933	$369	$3,755	$(3,306)	$(259)	$3,492

December 31, 2014:
Loss and loss expense reserves	$2,172	$235	$3,792	$(1,206)	$(241)	$4,752
Subrogation recoverable	773	94	198	(2,018)	—	(953)
Totals	$2,945	$329	$3,990	$(3,224)	$(241)	$3,799

(1)	Present value of future recoveries include RMBS representation and warranty recoveries of $2,568 and $2,523 at March 31, 2015 and December 31, 2014, respectively.
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims and loss reserves are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 93% of our ever-to-date insurance claims recorded with RMBS comprising 89% of our ever-to-date claims payments.

The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s loss reserves at March 31, 2015 and December 31, 2014:

		Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions)	Gross par outstanding (1)	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
March 31, 2015:
RMBS	$9,556	$2,921	$368	$1,737	$(3,147)	$(37)	$1,842
Student Loans	1,489	—	—	750	(42)	(45)	663
Domestic Public Finance	5,412	12	1	574	(107)	(99)	381
Ambac UK	945	—	—	546	(10)	(29)	507
All other credits	1,080	—	—	62	—	(49)	13
Loss expenses	—	—	—	86	—	—	86
Totals	$18,482	$2,933	$369	$3,755	$(3,306)	$(259)	$3,492

December 31, 2014:
RMBS	$9,713	$2,934	$328	$1,766	$(3,077)	$(36)	$1,915
Student Loans	1,764	—	—	969	(34)	(56)	879
Domestic Public Finance	4,796	11	1	520	(109)	(69)	354
Ambac UK	951	—	—	577	(4)	(31)	542
All other credits	1,099	—	—	64	—	(49)	15
Loss expenses	—	—	—	94	—	—	94
Totals	$18,323	$2,945	$329	$3,990	$(3,224)	$(241)	$3,799

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves at March 31, 2015 and December 31, 2014, are $945 and $75 and $915 and $100, respectively. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.
RMBS
Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions collateralized by first and/or second liens. We established a representation and warranty subrogation recovery as further discussed in Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at March 31, 2015 and December 31, 2014:

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
March 31, 2015:
Second-lien	$1,768	$516	$—	$516
First-lien Mid-prime	3,020	1,582	—	1,582
First-lien Sub-prime	1,495	274	—	274
Other	218	139	—	139
Total Credits Without Subrogation	6,501	2,511	—	2,511
Second-lien	1,807	930	(1,865)	(935)
First-lien Mid-prime	132	410	(222)	188
First-lien Sub-prime	1,116	559	(481)	78
Total Credits With Subrogation	3,055	1,899	(2,568)	(669)
Total	$9,556	$4,410	$(2,568)	$1,842

December 31, 2014:
Second-lien	$1,553	$492	$—	$492
First-lien-Mid-prime	3,105	1,603	—	1,603
First-lien-Sub-prime	1,611	307	—	307
Other	227	139	—	139
Total Credits Without Subrogation	6,496	2,541	—	2,541
Second-lien	1,923	931	(1,838)	(907)
First-lien Mid-prime	136	415	(225)	190
First-lien Sub-prime	1,158	551	(460)	91
Total Credits With Subrogation	3,217	1,897	(2,523)	(626)
Total	$9,713	$4,438	$(2,523)	$1,915
For policies which have estimated representation and warranty subrogation recoveries as of March 31, 2015, Ambac has estimated ultimate losses of $4,109 million, which includes net paid claims of $2,210 million and gross loss reserves of $1,899 million before estimated representation and warranty subrogation recoveries. Gross loss reserves include Deferred Amounts and accrued interest on Deferred Amounts of $1,283 million and $162 million, respectively. These estimated ultimate losses exclude estimated ultimate losses of $967 million (including interest on Deferred Amounts) associated with policies that are the subject of litigation filed in December 2014 against transaction sponsors asserting claims only for fraudulent inducement. Ambac's estimated representation and warranty subrogation recoveries do not include potential recoveries attributed solely to the fraudulent inducement claims in its litigations.
Student Loans
Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and, therefore, are subject to credit risk as with other types of unguaranteed credits. Default data has shown a significant deterioration in the performance of private student loans underlying some of our transactions. Additionally, due to the failure of the auction rate markets, the interest rates on some student loan securities have increased significantly to punitive levels pursuant to the transaction terms. Such increases have caused the collateralization ratio in these transactions to deteriorate due to negative excess spread and/or the use of principal receipts to pay current interest. The combined increase in defaults and the penalty rate on the auction rate securities continue to erode the collateralization levels in many of the trusts we insure. This impact has been offset by the current low interest rate environment. Total student loan gross loss reserves and related gross par outstanding on Ambac insured obligations were as follows:

	March 31, 2015		December 31, 2014
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss Reserves	Gross Par Outstanding	Gross Loss Reserves
For-Profit Issuers	$1,237	$613	$1,509	$816
Not-For-Profit Issuers	252	50	255	63
Total	$1,489	$663	$1,764	$879
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
REASONABLY POSSIBLE ADDITIONAL NET CASH FLOWS
Ambac’s management believes that the reserves for loss and loss expenses and unearned premium reserves are adequate to cover claims presented, but reserves for loss and loss expenses are based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. As discussed above and in Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, reserves for loss and loss expenses include unpaid claims for insurance policies allocated to the Segregated Account. These unpaid claims are measured based on the estimated cost of settling the claims, which is principal plus accrued interest. The following reasonably possible additional net cash flows exclude changes to such amounts since they are unrelated to the likelihood of issuer default and potential recoveries and they will only be settled at the sole and absolute discretion of the Rehabilitator.
It is possible that our loss estimate assumptions for insurance policies discussed above could be understated. We have attempted to identify reasonably possible cash flows using more stressful assumptions. The reasonably possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at March 31, 2015 and assumes an inability to execute commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve.
RMBS
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be significantly lower than our estimate of $2.6 billion as of March 31, 2015 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.
In the case of both first and second-lien exposures, the reasonably possible stress case assumes a harsher HPA projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at March 31, 2015 could be approximately $133 million.
Student Loans
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, an increase interest rates, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities. For student loan credits for which we have an estimate of expected loss at March 31, 2015, the reasonably possible increase in loss reserves could be approximately $356 million.
Public Finance
It is possible our loss reserves for public finance credits may be under-estimated because most credits and the portfolio as a whole have possible outcomes more adverse than our recorded loss reserves. For public finance credits with loss reserves at March 31, 2015, the reasonably possible increase in loss reserves could be approximately $1,803 million greater than the current probability weighted loss reserve, reflecting the sum of all losses in the highest stress case used in our current loss reserving process.
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
Our recent experience with the city of Detroit in its bankruptcy proceeding has not been favorable and renders future outcomes with other issuers even more difficult to predict and may increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan, but nevertheless require us to incur a loss for a significant portion of our exposure. An additional troubling precedent in the Detroit case is the preferential treatment of certain creditor classes, especially the city pensions. The cost of pensions is often a key driver of municipal stress and less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors. In addition, cities may be more inclined to use bankruptcy to resolve their financial stresses if they believe preferred outcomes for various creditor groups can be achieved.
We currently consider high severity outcomes to be outlying and therefore implicitly assign low or remote probabilities to such outcomes in our current loss reserves unless the situation develops adversely. We expect municipal bankruptcies and defaults to continue to be challenging to project given their complexity, long duration and relative infrequency as well as the uniqueness of each case, particularly with regard to policy and political issues.  Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market that deprives issuers' access to funding necessary to avoid defaulting on their obligations. While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted market volatility that closes markets.
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
Other Credits, including Ambac UK
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because most credits have possible outcomes more adverse than the recorded loss reserve. For all other credits, including Ambac UK, for which we have an expected loss, the sum of all the highest stress case loss scenarios is $514 million greater than the current loss reserve at March 31, 2015.
SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES
Please refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.
ACCOUNTING STANDARDS
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.
AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance, Everspan and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. For further information, see "Ambac Assurance Statutory Basis Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $100.0 million and $298.8 million at March 31, 2015, respectively, as compared to $100.0 million and $268.4 million at December 31, 2014, respectively. The Segregated Account’s statutory policyholder surplus amount was $362.0 million and $239.3 million as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, Ambac Assurance’s surplus as regards to policyholders is at the Minimum Surplus Amount and therefore $26.2 million and $149.5 million, respectively, of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. The Segregated Account's increase in policyholder surplus was primarily due to net income during the three months ended March 31, 2015. In the event that Ambac Assurance does not generate future surplus in the amount of insurance liabilities not assumed under the Reinsurance Agreement because of the applicability of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities to the extent that such liabilities exceed amounts available under the Reinsurance Agreement and Cooperation Agreement (each as defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q). Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
Ambac Assurance’s statutory policyholder surplus includes $378.0 million of junior surplus notes issued by the Segregated Account). These junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations that have claims on the resources of Ambac Assurance and the Segregated Account which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development (inclusive of policies allocated to the Segregated Account), (ii)  approval by OCI of interest payments on existing surplus notes issued by Ambac Assurance or the Segregated Account, (iii) approval by OCI of principal payments on existing junior surplus notes issued by the Segregated Account, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded,

(viii) changes to the fair value of investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed SAP practices by the OCI.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under the provisions of The Large and Medium-sized Companies and Groups (Accounts and Reports) Regulations 2008 relating to insurance companies, and in accordance with the Statement of Recommended Practice on Accounting for Insurance Business issued by the Association of British Insurers dated December 2005 (as amended in December 2006) (collectively referred to as “UK GAAP”). Ambac UK is also required to prepare financial statements pursuant to the Accounts and Statements Rules set out in Part I and Part IV of Chapter 9 to IPRU(INS) the Interim Prudential Sourcebook for Insurers, GENPRU the General Prudential Sourcebook and INSPRU the Insurance Prudential Sourcebook (“the Rules”) made by the Prudential Regulatory Authority under section 138 of the Financial Services and Markets Act 2000 (“UK Regulatory”). Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Ambac's 2014 Form 10-K for additional information on the significant differences between these accounting bases and U.S. GAAP.
The deficit in Ambac UK’s shareholder funds under UK GAAP was £59.6 million at March 31, 2015 as compared to a deficit of £103.2 million at December 31, 2014. Ambac UK’s improvement in shareholders’ funds was primarily due to net income. Notwithstanding the deficit in shareholders’ funds, the directors remain satisfied that Ambac UK has adequate resources to meet its obligations as they fall due and that Ambac UK remains a going concern. At March 31, 2015, the carrying value of cash and investments was £357.1 million, an increase from £337.6 million at December 31, 2014. The increase in cash and investments is due to the continued receipt of premium income and investment coupons from Ambac UK's investment portfolio.
The deficit in Ambac UK’s shareholder funds under UK Regulatory was £361.2 million at March 31, 2015 as compared to a deficit of £416.5 million at December 31, 2014, an improvement primarily due to net income. The deficit at March 31, 2015 and December 31, 2014 are in comparison to a regulatory capital requirement of £20.6 million, whereby Ambac UK is deficient in terms of compliance with applicable regulatory capital requirements by £381.8 million and £437.1 million at March 31, 2015 and December 31, 2014, respectively. The regulators are aware of this deficiency and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

The following table reconciles net income attributable to common shareholders to the non-GAAP measure, Operating Earnings (Losses) on a total dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended March 31,
	2015		2014
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common shareholders	$214.7	$4.57	$155.9	$3.31
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	4.4	0.09	(4.2)	(0.09)
Effect of consolidating financial guarantee VIEs	(26.2)	(0.56)	0.3	0.01
Insurance intangible amortization	37.4	0.80	31.7	0.67
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	29.9	0.64	(1.7)	(0.04)
Fair value (gain) loss on derivative products from Ambac CVA	(12.6)	(0.27)	(5.4)	(0.11)
Operating earnings (losses)	$247.6	$5.27	$176.6	$3.75
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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	March 31, 2015		December 31, 2014
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,563.3	$34.74	$1,399.1	$31.09
Adjustments:
Non-credit impairment fair value losses on credit derivatives	60.1	1.34	55.7	1.24
Effect of consolidating financial guarantee variable interest entities	(338.3)	(7.52)	(319.1)	(7.09)
Insurance intangible asset and goodwill	(1,861.8)	(41.37)	(1,925.4)	(42.78)
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(77.2)	(1.72)	(64.5)	(1.44)
Net unearned premiums and fees in excess of expected losses	1,326.1	29.46	1,402.3	31.16
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(193.2)	(4.29)	(210.7)	(4.68)
Adjusted book value	$479.0	$10.64	$337.4	$7.50
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Operating Earnings (Losses), including the majority of revenues and expenses but exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment.  Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign exchange rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2014 to March 31, 2015 of $141.6 million was primarily driven by an increase in Ambac's total stockholders equity primarily related to a benefit in loss and loss expenses.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates, credit spread risk and foreign exchange risk. There have been no material changes to our exposure to these risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment agreements, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac neutralize interest rate risk associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the company's interest rate sensitivity measures. The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at March 31, 2015:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$147	$118	$70	$—	$(97)	$(219)
Estimated net fair value	2,118	2,089	2,041	1,971	1,874	1,752

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of March 31, 2015, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio (which declines in value as rates increase) and the interest rate swap portfolio (which is generally positioned to increase in value as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio.

The interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.7 million for a 1 basis point parallel shift in USD swap rates up or down at March 31, 2015. The impact of the macro-hedge is included in the interest rate sensitivity table above.
The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the three months ended March 31, 2015, Ambac’s interest rate derivative portfolio VaR averaged approximately $15.7 million, and ranged from a high of $16.5 million to a low of $14.9 million. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
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
The following table summarizes the estimated change in fair values on Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation credit spreads at March 31, 2015. It is more likely that actual changes in credit spreads will vary by security:

	Change in Reference Obligation Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(67)	$(13)	$—	$13	$58
Estimated fair value	(143)	(89)	(76)	(63)	(18)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $18.0 million reduction to the credit derivatives liability as of March 31, 2015. At March 31, 2015 the credit valuation adjustment resulted in a 19.1% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on measurement of the credit valuation adjustment.
The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk were not significant as of March 31, 2015. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $77.2 million as of March 31, 2015.
The following table summarizes the estimated change in fair values on Ambac's credit derivative and interest rate derivative net liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at March 31, 2015:

	Change in Ambac Credit Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$30	$7	$—	$(7)	$(39)
Estimated fair value	(304)	(327)	(334)	(341)	(373)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio neutralize exposure to future financial guarantee claim payments. Accordingly, such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Successor Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at March 31, 2015. It is more likely that actual changes in credit spreads will vary be security:

	Change in Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(305)	$(61)	$—	$61	$304
Estimated fair value	3,052	3,296	3,357	3,418	3,661
Foreign Exchange Risk:
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of March 31, 2015.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(49.2)	$(24.6)	$24.6	$49.2
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
Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, Ambac’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 11. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 18. Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2014, which are hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
None.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
There were no repurchases of equity securities made during the three months ended March 31, 2015. Ambac does not have a stock repurchase program.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit Number	Description
10.1
Letter Agreement dated as of March 30, 2015, by and between Ambac Financial Group, Inc. and Nader Tavakoli (filed as Exhibit 10.1 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed April 3, 2015 and incorporated herein by reference).

10.2
Award Agreement dated as of March 30, 2015, by and between Ambac Financial Group, Inc. and Nader Tavakoli (filed as Exhibit 10.2 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed April 3, 2015 and incorporated herein by reference).

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

AMBAC FINANCIAL GROUP, INC.

Dated:	May 11, 2015	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)