Form 10-Q
period 2015-06-30
AMBAC FINANCIAL GROUP INC
filed 2015-08-10
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of August 7, 2015, 45,020,521 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share data)	2015	2014
	(Unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost: 2015—$4,813,186 and 2014—$4,514,878)	$4,892,421	$4,725,686
Fixed income securities pledged as collateral, at fair value (amortized cost: 2015—$34,732 and 2014—$64,378)	34,903	64,267
Short-term investments, at fair value (amortized cost: 2015—$197,070 and 2014—$360,069)	197,070	360,065
Other investments (includes 2015—$331,697 and 2014—$336,013 at fair value)	354,784	357,016
Total investments	5,479,178	5,507,034
Cash and cash equivalents	33,965	73,903
Receivable for securities	2,890	23,660
Investment income due and accrued	25,279	25,015
Premium receivables	936,924	1,000,607
Reinsurance recoverable on paid and unpaid losses	76,005	99,838
Deferred ceded premium	112,247	123,276
Subrogation recoverable	981,402	953,274
Loans	5,674	5,714
Derivative assets	80,661	109,017
Insurance intangible asset	1,339,427	1,410,920
Goodwill	514,511	514,511
Other assets	163,075	186,985
Variable interest entity assets:
Fixed income securities, at fair value	2,747,181	2,743,050
Restricted cash	5,944	7,708
Investment income due and accrued	1,296	1,284
Loans, at fair value	13,005,216	12,371,177
Other assets	2,761	2,891
Total assets	$25,513,636	$25,159,864
See accompanying Notes to Unaudited Consolidated Financial Statements
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share data)	2015	2014
	(Unaudited)
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$1,528,269	$1,673,785
Loss and loss expense reserves	4,367,414	4,752,007
Ceded premiums payable	58,002	60,436
Obligations under investment agreements	112,215	160,079
Deferred taxes	1,955	2,079
Current taxes	1,670	5,701
Long-term debt	977,751	971,116
Accrued interest payable	339,006	304,139
Derivative liabilities	342,784	406,944
Other liabilities	57,653	63,396
Payable for securities purchased	5,494	762
Variable interest entity liabilities:
Accrued interest payable	3,244	3,268
Long-term debt, at fair value	13,595,792	12,882,076
Derivative liabilities	2,075,009	2,200,163
Other liabilities	167	178
Total liabilities	23,466,425	23,486,129
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 2015—45,006,139; 2014—45,005,932	450	450
Additional paid-in capital	190,414	189,138
Accumulated other comprehensive income	95,362	220,283
Accumulated earnings	1,486,696	989,290
Treasury stock, shares at cost: 2015—2,459; 2014—2,459	(56)	(56)
Total Ambac Financial Group, Inc. stockholders’ equity	1,772,866	1,399,105
Noncontrolling interest	274,345	274,630
Total stockholders’ equity	2,047,211	1,673,735
Total liabilities and stockholders’ equity	$25,513,636	$25,159,864
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2015	2014	2015	2014
Revenues:
Net premiums earned	$60,879	$65,013	$126,597	147,560
Net investment income:
Securities available-for-sale and short-term	62,278	76,882	125,610	145,689
Other investments	2,475	3,211	12,126	5,205
Total net investment income	64,753	80,093	137,736	150,894
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(1,391)	(7,392)	(11,752)	(15,022)
Portion of other-than-temporary impairment recognized in other comprehensive income	371	(1,362)	7,613	(4,124)
Net other-than-temporary impairment losses recognized in earnings	(1,020)	(8,754)	(4,139)	(19,146)
Net realized investment (losses) gains	(5,353)	3,067	48,748	19,356
Change in fair value of credit derivatives:
Realized gains and other settlements	407	717	826	1,492
Unrealized gains (losses)	9,886	(1,936)	6,968	4,671
Net change in fair value of credit derivatives	10,293	(1,219)	7,794	6,163
Derivative products	50,999	(47,985)	13,225	(101,826)
Net realized losses on extinguishment of debt	(1,246)	—	(1,339)	—
Other income (expense)	(1,156)	5,266	(1,944)	7,160
Income (loss) on variable interest entities	52,603	(38,148)	59,565	(43,690)
Total revenues	230,752	57,333	386,243	166,471
Expenses:
Losses and loss expense (benefit)	(147,477)	175,317	(298,429)	35,306
Insurance intangible amortization	38,088	36,256	75,520	67,970
Underwriting and operating expenses	25,873	24,033	50,396	49,819
Interest expense	28,173	31,953	56,081	64,281
Total expenses (benefit)	(55,343)	267,559	(116,432)	217,376
Pre-tax income (loss) before reorganization items	286,095	(210,226)	502,675	(50,905)
Reorganization items	—	186	—	209
Pre-tax income (loss)	286,095	(210,412)	502,675	(51,114)
Provision (benefit) for income taxes	3,917	(2,179)	5,626	1,070
Net income (loss)	282,178	(208,233)	497,049	(52,184)
Less: net (gain) loss attributable to noncontrolling interest	(517)	(328)	(357)	(221)
Net income (loss) attributable to common shareholders	$282,695	$(207,905)	$497,406	$(51,963)
Other comprehensive income (loss), after tax:
Net income (loss)	$282,178	$(208,233)	$497,049	$(52,184)
Unrealized gains (losses) on securities, net of deferred income taxes of $0	(113,839)	185,163	(131,287)	273,885
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	40,490	17,144	6,685	21,428
Changes to postretirement benefit, net of tax of $0	(220)	(204)	(247)	(408)
Total other comprehensive income (loss), net of tax	(73,569)	202,103	(124,849)	294,905
Total comprehensive income (loss)	208,609	(6,130)	372,200	242,721
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net (gain) loss	(517)	(328)	(357)	(221)
Currency translation adjustments	398	192	72	238
Total comprehensive income attributable to Ambac Financial Group, Inc.	$208,728	$(5,994)	$372,485	$242,704
Net income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders
Basic	$6.26	$(4.61)	$11.01	$(1.15)
Diluted	$6.05	$(4.61)	$10.62	$(1.15)
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2015	$1,673,735	$989,290	$220,283	$—	$450	$189,138	$(56)	$274,630
Total comprehensive income	372,200	497,406	(124,921)	—	—	—	—	(285)
Stock-based compensation	1,274	—	—	—	—	1,274	—	—
Warrants exercised	2	—	—	—	—	2	—	—
Balance at June 30, 2015	$2,047,211	$1,486,696	$95,362	$—	$450	$190,414	$(56)	$274,345

Balance at January 1, 2014	978,422	505,219	11,661	—	450	185,672	(19)	275,439
Total comprehensive income	242,721	(51,963)	294,667	—	—	—	—	17
Stock-based compensation	2,387	—	—	—	—	2,387	—	—
Warrants exercised	1	—	—	—	—	1	—	—
Balance at June 30, 2014	$1,223,531	$453,256	$306,328	$—	$450	$188,060	$(19)	$275,456
See accompanying Notes to Unaudited Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$497,406	$(51,963)
Noncontrolling interest in subsidiaries’ earnings	(357)	(221)
Net income (loss)	497,049	(52,184)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,489	1,481
Amortization of bond premium and discount	(64,478)	(64,392)
Reorganization items	—	209
Share-based compensation	1,274	2,387
Deferred income taxes	(124)	115
Current income taxes	(4,031)	(2,226)
Unearned premiums, net	(134,487)	(174,117)
Losses and loss expenses, net	(299,879)	129,931
Ceded premiums payable	(2,434)	(6,222)
Investment income due and accrued	(264)	3,145
Premium receivables	63,683	96,659
Accrued interest payable	34,867	45,158
Amortization of insurance intangible assets	75,520	67,970
Net mark-to-market (gains) losses	(6,968)	(4,671)
Net realized investment gains	(48,748)	(19,356)
Other-than-temporary impairment charges	4,139	19,146
Losses on extinguishment of debt	1,339	—
Variable interest entity activities	(59,565)	43,690
Other, net	(20,043)	85,546
Net cash provided by operating activities	38,339	172,269
Cash flows from investing activities:
Proceeds from sales of bonds	705,104	993,721
Proceeds from matured bonds	469,630	496,099
Purchases of bonds	(1,385,652)	(1,323,098)
Proceeds from sales of other invested assets	96,691	40,173
Purchases of other invested assets	(81,696)	(33,528)
Change in short-term investments	162,995	(73,068)
Loans, net	40	(170)
Change in swap collateral receivable	19,710	(90,616)
Other, net	(1,477)	5,308
Net cash provided by (used in) investing activities	(14,655)	14,821
Cash flows from financing activities:
Proceeds from warrant exercise	2	1
Payments for investment agreement draws	(49,872)	(190,000)
Payments for extinguishment of long-term debt	(13,752)	—
Net cash (used in) financing activities	(63,622)	(189,999)
Net cash flow	(39,938)	(2,909)
Cash and cash equivalents at beginning of period	73,903	77,370
Cash and cash equivalents end of period	$33,965	$74,461

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$9,685	$3,167
Interest on investment agreements	159	366
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	—	267
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

Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or restructure or exchange its outstanding debt and insurance obligations with the objective of ending the Segregated Account Rehabilitation Proceedings (as defined below). In furtherance of such transactions, over the last few weeks Ambac Assurance has been engaged in preliminary discussions with a number of counterparties with regards to a potential exchange pursuant to which the outstanding surplus notes and Deferred Amounts, including accrued interest (“Exposure”), held by such counterparties would be exchanged for new securities and/or cash. These preliminary discussions led to the execution of a non-disclosure agreement with one counterparty that holds less than 10% of the aggregate outstanding Exposures. Pursuant to initial, exploratory discussions with this one counterparty under the non-disclosure agreement, the terms of such an exchange would have involved a cash payment to the counterparty in an amount equal to 25% of such counterparty's Exposure, with the remainder of such counterparty’s outstanding Exposure being exchanged at a 5% discount for new 7% surplus notes due 2020. A condition to the issuance of such new surplus notes would have been that they qualify as surplus of Ambac Assurance. The prior approval of OCI (as defined below) would have been necessary to make any payment of interest on, or to pay any amount of principal of, such surplus notes. The cash payment described above would have been conditioned upon the consummation of a separate financing by Ambac Assurance, which has not been arranged and may not be achievable. Such transaction terms were discussed on a hypothetical basis without any commitment on the part of Ambac Assurance and remained subject to, among other conditions, the approvals of the board of Ambac Assurance, the OCI and potentially the Rehabilitation Court (as defined below). It was also subject to achieving satisfactory transaction terms for an exchange with other holders of surplus notes and Deferred Amounts. Shortly after the commencement of such discussions, it became clear that such terms could not be agreed at this time. As of the date of this filing, Ambac Assurance has not reached agreement with any counterparty on the above terms or any other terms of a potential exchange. While discussions may continue with one or more counterparties, we cannot provide assurance that any such transaction will be entered into by Ambac Assurance in the future, or if it is, as to the timing, terms or conditions of any such transaction. Any such transaction would remain subject to the prior approval of the board of Ambac Assurance, OCI and potentially the Rehabilitation Court.

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
As a result of uncertainties associated with the aforementioned oversight by the Rehabilitator of the Segregated Account, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the three and six months ended June 30, 2015 and the year ended December 31, 2014, respectively, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan that had been proposed by the Rehabilitator, and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Under the amended Segregated Account Rehabilitation Plan holders of permitted policy claims have received and will receive an initial interim cash payment for a portion of each policy claim (“Interim Payment”), together with the right to receive a deferred payment equal to the balance of the unpaid policy claim, as may be adjusted from time to time pursuant to the terms of the amended Segregated Account Rehabilitation Plan (“Deferred Amount”). Net par exposure as of June 30, 2015 for policies allocated to the Segregated Account was $17,415,876. Policy obligations not allocated to the Segregated Account remain in the General Account, and such policies in the General Account are not subject to and, therefore, will not be directly impacted by the Segregated Account Rehabilitation Plan.
To pay claims and other liabilities, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”). In addition, certain operating and administrative costs and expenses of the Segregated Account are reimbursable by Ambac Assurance pursuant to the Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance, as amended (the “Cooperation Agreement”). Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At June 30, 2015, Ambac Assurance’s surplus as regards to policyholders of $235,230 exceeded the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan (as defined below) and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended June 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 consolidated balance sheet was derived from audited financial statements.

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
Issued:
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is also permitted for financial statements that have not been previously issued. Upon adoption, the ASU must be retrospectively applied to all prior periods presented. Ambac has not determined whether it will adopt ASU 2015-02 prior to January 1, 2016. The adoption of this ASU is not expected to have a material impact on Ambac's financial statements.
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
In May 2015, the FASB issued ASC 2015-09, Financial Services - Insurance (Topic 944) - Disclosures about Short-Duration Contracts. The primary objective of this ASU is to improve disclosures for insurance entities which issue short-duration contracts. The ASU made significant amendments to the Short-Duration Contract disclosure section and limited amendments affecting the General disclosure section of Topic 944. Ambac, as a provider of financial guarantee contracts, is subject to the General sections but not the Short-Duration Contract sections of Topic 944. As such, the limited amendments made to the General disclosure section are not expected to have a material impact on Ambac's financial statement disclosures. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Ambac will adopt ASU 2015-09 on December 31, 2016.
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
We determined that Ambac’s subsidiaries generally have the obligation to absorb a VIE's expected losses given that they have issued financial guarantees supporting the liabilities (and in certain cases assets). As further described below, we consolidated certain VIEs because: (i) we determined for certain transactions that experienced the aforementioned performance deterioration, that Ambac’s subsidiaries had the power, through voting rights or similar rights, to direct the activities of certain VIEs that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in their ability to exercise certain loss remediation activities, or (ii) due to the passive nature of the VIEs’ activities, Ambac’s subsidiaries’ contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to VIEs involving Ambac financial guarantees, Ambac is required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. A VIE is deconsolidated in the period that Ambac no longer has such control, which could occur in connection with insurance policies that are allocated to the Segregated Account, execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE.
Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities were established as separate legal entities, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of these entities were contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Effective February 17, 2015, one of the special purpose entities was liquidated as it no longer had any outstanding liabilities. Ambac has not consolidated these entities because Ambac Assurance’s policies issued to these entities were allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At June 30, 2015 and December 31, 2014 the fair value of these entities are $9,704 and $12,036, respectively, and is reported within Other assets on the Consolidated Balance Sheets.
Since their inception, there have been 15 individual transactions with these entities, of which 3 transactions remain outstanding as of June 30, 2015. Total principal amount of debt outstanding was $457,960 and $457,960 at June 30, 2015 and December 31, 2014, respectively. In each case, Ambac sold assets to these entities. The assets are composed of utility obligations with a weighted average rating of BBB at June 30, 2015 and weighted average life of 6.8 years. The purchase by these entities of financial assets was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of June 30, 2015 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.
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
Consolidation of VIEs:
Upon initial consolidation of a VIE, we recognize a gain or loss in earnings for the difference between: (i) the fair value of the consideration paid (when applicable), the fair value of any non-controlling interests and the reported amount of any previously held interests and (ii) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a VIE, we recognize a gain or loss for the difference between: (i) the fair value of any consideration received (when applicable), the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and (ii) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).

The variable interest in a VIE generally involves one or more of the following: a financial guarantee policy issued to the VIE, a written credit derivative contract that references liabilities of the VIE or an investment in securities issued by the VIE. The impact of consolidating such VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated VIEs and Ambac’s operating subsidiaries and the inclusion of the VIE’s third party assets and liabilities. For a financial guarantee insurance policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services – Insurance Topic of the ASC. Consequently, upon consolidation, Ambac eliminates the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets. Such insurance assets and liabilities may include premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable, unearned premiums, loss and loss expense reserves, ceded premiums payable and insurance intangible assets. Furthermore, with respect to the consolidation or deconsolidation of VIEs related to financial guarantee insurance policies, there typically is no consideration paid or received by Ambac, and consequently has no impact on the above described gain or loss calculation. For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation. Ambac did not consolidate any VIEs solely as a result of purchases of the VIE’s debt instruments.
As of June 30, 2015 consolidated VIE assets and liabilities relating to 14 consolidated entities were $15,762,398 and $15,674,212, respectively. As of December 31, 2014, consolidated VIE assets and liabilities relating to 15 consolidated entities were $15,126,110 and $15,085,685, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Investments:
Corporate obligations	$2,747,181	$2,743,050
Total variable interest entity assets: fixed income securities	$2,747,181	$2,743,050
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of June 30, 2015 and December 31, 2014:

	Estimated fair value	Unpaid principal balance
June 30, 2015
Loans	$13,005,216	$10,181,689
Long-term debt	13,595,792	11,888,598
December 31, 2014
Loans	12,371,177	10,236,695
Long-term debt	$12,882,076	$11,925,499
For the six months ended June 30, 2015, Ambac deconsolidated one VIE when the associated financial guarantee exposure matured. There was no gain or loss resulting from this deconsolidation.

Variable Interests in Non-Consolidated VIEs
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of June 30, 2015 and December 31, 2014:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
June 30, 2015:
Global structured finance:
Collateralized debt obligations	$1,137,110	$293	$3,809	$(111,540)
Mortgage-backed—residential	18,372,639	1,036,830	2,843,210	—
Other consumer asset-backed	4,385,269	53,068	681,834	(31,013)
Other commercial asset-backed	2,821,962	122,515	114,548	—
Other	3,492,541	89,082	463,739	15,884
Total global structured finance	30,209,521	1,301,788	4,107,140	(126,669)
Global public finance	31,198,824	442,871	509,380	(25,631)
Total	$61,408,345	$1,744,659	$4,616,520	$(152,300)

December 31, 2014:
Global structured finance:
Collateralized debt obligations	$1,386,100	$345	$4,000	$(145,565)
Mortgage-backed—residential	19,464,549	1,011,888	2,924,987	—
Other consumer asset-backed	5,109,776	65,204	885,572	(36,877)
Other commercial asset-backed	3,119,891	135,215	128,988	—
Other	3,801,382	97,345	599,915	18,176
Total global structured finance	32,881,698	1,309,997	4,543,462	(164,266)
Global public finance	31,639,004	457,774	533,192	(22,135)
Total	$64,520,702	$1,767,771	$5,076,654	$(186,401)

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

(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represent the amount recorded in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Net derivative assets (liabilities) represent the fair value recognized on credit derivative contracts and interest rate swaps on Ambac’s Consolidated Balance Sheets.

4.    COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Three Months Ended June 30, 2015
Beginning Balance	$193,245	$10,004	$(33,920)	$169,329
Other comprehensive income before reclassifications	(120,209)	—	40,092	(80,117)
Amounts reclassified from accumulated other comprehensive income	6,370	(220)	—	6,150
Net current period other comprehensive income (loss)	(113,839)	(220)	40,092	(73,967)
Balance at June 30, 2015	$79,406	$9,784	$6,172	$95,362

Three Months Ended June 30, 2014
Beginning Balance	$46,812	$10,643	$46,962	$104,417
Other comprehensive income before reclassifications	179,479	—	16,952	196,431
Amounts reclassified from accumulated other comprehensive income	5,684	(204)	—	5,480
Net current period other comprehensive income (loss)	185,163	(204)	16,952	201,911
Balance at June 30, 2014	$231,975	$10,439	$63,914	$306,328
(1)    All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Six Months Ended June 30, 2015:
Beginning Balance	$210,693	$10,031	$(441)	$220,283
Other comprehensive income before reclassifications	(86,655)	—	6,613	(80,042)
Amounts reclassified from accumulated other comprehensive income	(44,632)	(247)	—	(44,879)
Net current period other comprehensive income (loss)	(131,287)	(247)	6,613	(124,921)
Balance at June 30, 2015	$79,406	$9,784	$6,172	$95,362

Six Months Ended June 30, 2014:
Beginning Balance	$(41,910)	$10,847	$42,724	$11,661
Other comprehensive income before reclassifications	274,101	—	21,190	295,291
Amounts reclassified from accumulated other comprehensive income	(216)	(408)	—	(624)
Net current period other comprehensive income (loss)	273,885	(408)	21,190	294,667
Balance at June 30, 2014	$231,975	$10,439	$63,914	$306,328
(1)    All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the
Details about Accumulated Other	Three Months Ended June 30,		Consolidated Statement of
Comprehensive Income Components	2015	2014	Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$6,370	$5,684	Net realized investment gains
	—	—	Tax (expense) benefit
	$6,370	$5,684	Net of tax and noncontrolling interest (3)
Amortization of Postretirement Benefit
Prior service cost	$(167)	$(166)	Underwriting and operating expenses (2)
Actuarial gains (losses)	(53)	(38)	Underwriting and operating expenses (2)
	(220)	(204)	Total before tax
	—	—	Tax (expense) benefit
	$(220)	$(204)	Net of tax and noncontrolling interest (3)
Total reclassifications for the period	$6,150	$5,480	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Total Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.

	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the
Details about Accumulated Other	Six Months Ended June 30,		Consolidated Statement of
Comprehensive Income Components	2015	2014	Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(44,632)	$(216)	Net realized investment gains
	—	—	Tax (expense) benefit
	$(44,632)	$(216)	Net of tax and noncontrolling interest (3)
Amortization of Postretirement Benefit
Prior service cost	$(333)	$(332)	Underwriting and operating expenses (2)
Actuarial gains (losses)	86	(76)	Underwriting and operating expenses (2)
	(247)	(408)	Total before tax
	—	—	Tax (expense) benefit
	$(247)	$(408)	Net of tax and noncontrolling interest (3)
Total reclassifications for the period	$(44,879)	$(624)	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Total Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.
5.     NET INCOME PER SHARE
Pursuant to the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the "Reorganization Plan"), 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitle such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the six months ended June 30, 2015 and 2014, 398 and 51 warrants were exercised, respectively, resulting in an issuance of 207 and 51 shares of common stock, respectively. As of June 30, 2015, Ambac had 5,039,479 warrants outstanding.
Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares used for basic earnings per share plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants issued under the Reorganization Plan and vested and unvested options, unvested restricted stock units and performance stock units granted under employee and director compensation plans.

The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	45,190,089	45,091,983	45,173,239	45,067,539
Effect of potential dilutive shares:
Warrants	1,480,990	—	1,625,901	—
Stock options	8,409	—	10,625	—
Restricted stock units	18,242	—	21,628	—
Performance stock units	5,042	—	4,094	—
Diluted weighted average shares outstanding	46,702,772	45,091,983	46,835,487	45,067,539
Stock options to purchase 110,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share because they were antidilutive under the treasury stock method for the three and six months ended June 30, 2015.
6.    FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at June 30, 2015 and December 31, 2014, was 2.7% and 2.7%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at June 30, 2015 and December 31, 2014, was 9.5 years and 10.1 years, respectively.
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
Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees and other parties are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. As of June 30, 2015 and December 31, 2014, approximately 27% and 32% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, lease securitizations and student loan transactions, which comprised 8%, 6%, and 5% , of the total premium receivables at June 30, 2015 and 7%, 6%, and 8% of the total premium receivables at December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, $14,973 and $17,780 respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at June 30, 2015.

Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

	Six Months Ended June 30,
	2015	2014
Beginning premium receivable	$1,000,607	$1,453,021
Premium receipts	(49,040)	(61,876)
Adjustments for changes in expected and contractual cash flows	(25,513)	(70,464)
Accretion of premium receivable discount	12,576	20,247
Changes to uncollectable premiums	2,807	(1,035)
Other adjustments (including foreign exchange)	(4,513)	16,469
Ending premium receivable	$936,924	$1,356,362
Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired, including those retirements due to refundings or calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, the recognition of any remaining UPR is offset by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three and six months ended June 30, 2015 was $13,641 and $36,493, and for the three and six months ended June 30, 2014 was $7,990 and $33,104, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow. The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date (a refunding) or a specified call date (a pre-refunding). Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished. For policies with refunding securities, premium revenue recognition is not impacted as the escrowed maturity date is the same as the previous legal maturity date. For policies with pre-refunding securities, the maturity date of the pre-refunded security has been shortened from its previous legal maturity. Although premium revenue recognition has not been accelerated in the period of the pre-refunding, it results in an increase in the rate at which the policy's remaining UPR is to be recognized.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Written	Earned	Written	Earned
Direct	$(11,192)	$65,156	$(45,486)	$68,025
Assumed	—	22	—	23
Ceded	(1,142)	4,299	(4,967)	3,035
Net premiums	$(10,050)	$60,879	$(40,519)	$65,013

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Written	Earned	Written	Earned
Direct	$(10,130)	$136,806	$(51,252)	$154,209
Assumed	—	43	—	91
Ceded	(777)	10,252	(4,511)	6,740
Net premiums	$(9,353)	$126,597	$(46,741)	$147,560

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at June 30, 2015:

	Future premiums to be collected (1)	Future premiums to be earned net of reinsurance (1)
Three months ended:
September 30, 2015	$22,273	$37,587
December 31, 2015	21,471	34,681
Twelve months ended:
December 31, 2016	84,330	125,263
December 31, 2017	78,696	109,613
December 31, 2018	73,574	99,333
December 31, 2019	69,741	92,422
Five years ended:
December 31, 2024	308,352	378,905
December 31, 2029	256,512	267,686
December 31, 2034	180,354	167,874
December 31, 2039	66,338	67,332
December 31, 2044	25,295	23,340
December 31, 2049	9,838	9,800
December 31, 2054	1,244	2,183
December 31, 2059	5	3
Total	$1,198,023	$1,416,022

(1)
Future premiums to be collected is undiscounted and relates to the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premium liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and Significant Accounting Principles in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2014. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which results in higher unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

Loss and Loss Expense Reserves:
The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. A loss reserve is recorded on the balance sheet on a policy-by-policy basis. Loss reserve components of an insurance policy include unpaid claims and the present value ("PV") of expected net cash flows required to be paid under an insurance contract, further described below:

•
Unpaid claims represent the sum of (i) claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and (ii) accrued interest on Deferred Amounts as required by the amended Segregated Account Rehabilitation Plan that became effective on June 12, 2014. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for further discussion of the amended Segregated Account Rehabilitation Plan. Unpaid claims are measured based on the estimated cost of settling the claims, which is principal plus accrued interest.

•
The PV of expected net cash flows represents the PV of expected cash outflows less the PV of expected cash inflows. The PV of expected net cash flows are impacted by: (i) expected future claims to be paid under an insurance contract, including the impact of potential settlement outcomes upon future installment premiums, (ii) expected recoveries from contractual breaches of RMBS representations and warranties by transaction sponsors, (iii) excess spread within the underlying transaction's cash flow structure, and (iv) other subrogation recoveries. Expected receipts from third parties within the underlying transaction's cash flow structure relating to contractual breaches in non-RMBS securitizations may also reduce expected future claims. Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not include potential recoveries from litigation attributed solely to fraudulent inducement claims in our estimate of subrogation recoveries, since any remedies under such claims would be non-contractual.

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
The approaches used to estimate expected future claims and expected future recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at June 30, 2015 and December 31, 2014:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
June 30, 2015:
Loss and loss expense reserves	$2,218,211	$299,846	$3,260,860	$(1,226,174)	$(185,329)	$4,367,414
Subrogation recoverable	742,807	108,803	155,281	(1,988,293)	—	(981,402)
Totals	$2,961,018	$408,649	$3,416,141	$(3,214,467)	$(185,329)	$3,386,012

December 31, 2014:
Loss and loss expense reserves	$2,172,041	$234,802	$3,792,133	$(1,205,621)	$(241,348)	$4,752,007
Subrogation recoverable	772,948	94,425	197,751	(2,018,398)	—	(953,274)
Totals	$2,944,989	$329,227	$3,989,884	$(3,224,019)	$(241,348)	$3,798,733
Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Six Months Ended June 30,
	2015	2014
Beginning gross loss and loss expense reserves	$3,798,733	$5,470,234
Less reinsurance on loss and loss expense reserves	100,355	122,357
Beginning balance of net loss and loss expense reserves	$3,698,378	$5,347,877
Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	737	209
Claim and loss expense (payments) recoveries, net of subrogation and reinsurance	—	(3)
Total current year	737	206
Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(262,962)	131,124
Claim and loss expense (payments) recoveries, net of subrogation and reinsurance	(88,387)	73,347
(Increase) decrease in previously established RMBS subrogation recoveries, net of reinsurance	(32,785)	(74,398)
Total prior years	(384,134)	130,073
Net change in net loss and loss expense reserves	(383,397)	130,279
Ending net loss and loss expense reserves	3,314,981	5,478,156
Add reinsurance on loss and loss expense reserves (1)	71,031	110,015
Ending gross loss and loss expense reserves	$3,386,012	$5,588,171

(1)
Reinsurance recoverable reported on the Balance Sheet also includes reinsurance recoverables (payables) of previously presented loss and loss expenses of $4,974 and $(760) as of June 30, 2015 and 2014, respectively.

The positive development in loss and loss expense reserves established in prior years for the six months ended June 30, 2015 was primarily due to the impact of commutations in the student loan portfolio and reduced future claims for both the Ambac UK and RMBS portfolios partially offset by negative development in certain public finance transactions and interest accrued on Deferred Amounts. The negative development in loss and loss expense reserves established in prior years for the six months ended June 30, 2014 was primarily due to the addition of accrued interest on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan offset by improved performance of the RMBS portfolio.
The net change in net loss and loss expense reserves are included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income. Reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total

Comprehensive Income were an expense of $3,219 and $23,821 for the three and six months ended June 30, 2015 compared to an expense of $1,602 and $12,160 for the three and six months ended June 30, 2014, respectively.
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at June 30, 2015 and December 31, 2014. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. The weighted average risk-free rate used to discount loss reserves at June 30, 2015 and December 31, 2014 was 2.5% and 2.3%, respectively.

Surveillance Categories as of June 30, 2015
	I/SL	IA	II	III	IV	V	Total
Number of policies	39	18	33	69	162	3	324
Remaining weighted-average contract period (in years)	7	16	14	19	13	6	15
Gross insured contractual payments outstanding:
Principal	$2,080,087	$385,118	$1,518,386	$4,065,996	$9,075,142	$54,590	$17,179,319
Interest	733,337	158,442	425,025	3,028,085	1,898,244	18,166	6,261,299
Total	$2,813,424	$543,560	$1,943,411	$7,094,081	$10,973,386	$72,756	$23,440,618
Gross undiscounted claim liability (1)	$14,688	$6,265	$47,307	$1,837,013	$6,130,231	$72,749	$8,108,253
Discount, gross claim liability	(833)	(685)	(5,928)	(632,267)	(762,058)	(7,364)	(1,409,135)
Gross claim liability before all subrogation and before reinsurance	$13,855	$5,580	$41,379	$1,204,746	$5,368,173	$65,385	$6,699,118
Less:
Gross RMBS subrogation (2)	—	—	—	—	(2,569,494)	—	(2,569,494)
Discount, RMBS subrogation	—	—	—	—	12,920	—	12,920
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,556,574)	—	(2,556,574)
Less:
Gross other subrogation (3)	—	—	(16,477)	(140,596)	(570,379)	(13,219)	(740,671)
Discount, other subrogation	—	—	4,448	42,937	31,211	4,182	82,778
Discounted other subrogation, before reinsurance	—	—	(12,029)	(97,659)	(539,168)	(9,037)	(657,893)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$13,855	$5,580	$29,350	$1,107,087	$2,272,431	$56,348	$3,484,651
Less: Unearned premium revenue	(10,512)	(2,121)	(18,984)	(88,332)	(64,886)	(494)	(185,329)
Plus: Loss expense reserves	—	13	714	12,399	73,528	36	86,690
Gross loss and loss expense reserves	$3,343	$3,472	$11,080	$1,031,154	$2,281,073	$55,890	$3,386,012
Reinsurance recoverable reported on Balance Sheet (4)	$274	$899	$62	$90,351	$(15,581)	$—	$76,005

(1)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s probability-weighted estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation primarily represents subrogation related to excess spread or other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)	Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $71,031 related to future loss and loss expenses and $4,974 related to presented loss and loss expenses.

Surveillance Categories as of December 31, 2014
	I/SL	IA	II	III	IV	V	Total
Number of policies	36	26	33	69	160	1	325
Remaining weighted-average contract period (in years)	8	12	15	21	12	6	16
Gross insured contractual payments outstanding:
Principal	$1,026,513	$519,291	$3,091,744	$3,792,559	$9,892,760	$47	$18,322,914
Interest	418,746	212,296	1,878,770	2,765,537	1,979,627	19	7,254,995
Total	$1,445,259	$731,587	$4,970,514	$6,558,096	$11,872,387	$66	$25,577,909
Gross undiscounted claim liability (1)	$16,360	$11,525	$155,488	$2,040,402	$6,456,139	$60	$8,679,974
Discount, gross claim liability	(1,147)	(937)	(16,438)	(716,812)	(774,611)	(3)	(1,509,948)
Gross claim liability before all subrogation and before reinsurance	$15,213	$10,588	$139,050	$1,323,590	$5,681,528	$57	$7,170,026
Less:
Gross RMBS subrogation (2)	—	—	—	—	(2,541,219)	—	(2,541,219)
Discount, RMBS subrogation	—	—	—	—	17,679	—	17,679
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,523,540)	—	(2,523,540)
Less:
Gross other subrogation (3)	—	—	(18,034)	(127,143)	(647,110)	—	(792,287)
Discount, other subrogation	—	—	6,069	36,779	48,960	—	91,808
Discounted other subrogation, before reinsurance	—	—	(11,965)	(90,364)	(598,150)	—	(700,479)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$15,213	$10,588	$127,085	$1,233,226	$2,559,838	$57	$3,946,007
Less: Unearned premium revenue	(10,945)	(3,432)	(73,749)	(88,332)	(64,890)	—	(241,348)
Plus: Loss expense reserves	3	1,303	1,968	6,470	84,330	—	94,074
Gross loss and loss expense reserves	$4,271	$8,459	$55,304	$1,151,364	$2,579,278	$57	$3,798,733
Reinsurance recoverable reported on Balance Sheet (4)	$73	$890	$1,355	$110,957	$(13,437)	$—	$99,838

(1)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s probability-weighted estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.

(3)	Other subrogation primarily represents subrogation related to excess spread or other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)	Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $100,355 related to future loss and loss expenses and $(517) related to presented loss and loss expenses.
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
Ambac has recorded RMBS subrogation recoveries of $2,556,574 ( $2,529,300 net of reinsurance) and $2,523,540 ( $2,496,515 net of reinsurance) at June 30, 2015 and December 31, 2014, respectively. The balance of RMBS subrogation recoveries and the related loss reserves, using random samples as the estimation approach, at June 30, 2015 and December 31, 2014, are as follows:

Random Samples Approach (4)	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2)(3)	Gross loss reserves after subrogation recoveries
At June 30, 2015	$1,869,797	$(2,556,574)	$(686,777)

At December 31, 2014	$1,897,426	$(2,523,540)	$(626,114)

(1)	Includes unpaid RMBS claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

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

Below is the rollforward of RMBS subrogation, by estimation approach, for the affected periods:

	Random sample	Adverse sample	Total
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2015	$2,523,540	$—	$2,523,540
Changes recognized in 2015:
Impact of sponsor actions (2)	—	—	—
All other changes (3)	33,034	—	33,034
Discounted RMBS subrogation( (gross of reinsurance) at June 30, 2015	$2,556,574	$—	$2,556,574

Discounted RMBS subrogation (gross of reinsurance) at January 1, 2014	$953,825	$1,252,773	$2,206,598
Changes recognized in 2014:
Additional transactions reviewed	24,510	—	24,510
Changes in estimation approach (1)	1,341,917	(1,218,681)	123,236
Impact of sponsor actions (2)	(90,000)	—	(90,000)
All other changes (3)	54,172	(34,092)	20,080
Discounted RMBS subrogation (gross of reinsurance) at June 30, 2014	$2,284,424	$—	$2,284,424

(1)
Represents estimated subrogation for those transactions previously evaluated using the Adverse sample approach, which are evaluated using a Random Sample approach beginning June 30, 2014. The amounts shown in the Random and Adverse Sample columns are different as a result of the differences in estimation approaches.

(2)	Sponsor actions include loan repurchases, direct payments to Ambac and other contributions.

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

Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income. For the three and six months ended June 30, 2015, the insurance intangible amortization expense was $38,088 and $75,520, respectively, and for the three and six months ended June 30, 2014, the insurance intangible amortization expense was $36,256 and $67,970, respectively. As of June 30, 2015 and December 31, 2014, the gross carrying value of the insurance intangible asset was $1,665,087 and $1,660,125, respectively. Accumulated amortization of the insurance intangible asset was $325,660 and $249,205, as of June 30, 2015 and December 31, 2014, respectively, resulting in a net insurance intangible asset of $1,339,427 and $1,410,920, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

	2015	2016	2017	2018	2019	Thereafter
Amortization expense	$60,630	$109,308	$99,248	$91,385	$84,630	$894,226

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
Fair Value Hierarchy:
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1
Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury securities, exchange traded futures contracts, variable rate demand obligations and money market funds.

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

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2015 and December 31, 2014, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
June 30, 2015:
Financial assets:
Fixed income securities:
Municipal obligations	$449,343	$449,343	$—	$449,343	$—
Corporate obligations	1,624,891	1,624,891	—	1,624,891	—
Foreign obligations	110,022	110,022	—	110,022	—
U.S. government obligations	58,313	58,313	58,313	—	—
U.S. agency obligations	4,318	4,318	—	4,318	—
Residential mortgage-backed securities	1,963,408	1,963,408	—	1,583,076	380,332
Collateralized debt obligations	86,627	86,627	—	86,627	—
Other asset-backed securities	595,499	595,499	—	595,499	—
Fixed income securities, pledged as collateral:
U.S. government obligations	34,903	34,903	34,903	—	—
Short term investments	197,070	197,070	194,430	2,640	—
Other investments	354,784	343,761	—	331,697	12,064
Cash and cash equivalents	33,965	33,965	33,965	—	—
Loans	5,674	5,598	—	—	5,598
Derivative assets:
Credit derivatives	—	—	—	—	—
Interest rate swaps—asset position	80,389	80,389	—	23,187	57,202
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	272	272	272	—	—
Other assets	9,704	9,704	—	—	9,704
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,747,181	2,747,181	—	—	2,747,181
Restricted cash	5,944	5,944	5,944	—	—
Loans	13,005,216	13,005,216	—	—	13,005,216
Total financial assets	$21,367,523	$21,356,424	$327,827	$4,811,300	$16,217,297
Financial liabilities:
Obligations under investment agreements	$112,215	$113,708	$—	$—	$113,708
Long term debt, including accrued interest	1,316,726	1,187,422	—	—	1,187,422
Derivative liabilities:
Credit derivatives	66,490	66,490	—	—	66,490
Interest rate swaps—asset position	(48,212)	(48,212)	—	(48,212)	—
Interest rate swaps—liability position	324,506	324,506	—	214,485	110,021
Futures contracts	—	—	—	—	—
Liabilities for net financial guarantees written (1)	2,531,427	2,939,202	—	—	2,939,202
Variable interest entity liabilities:
Long-term debt	13,595,792	13,595,792	—	11,428,966	2,166,826
Derivative liabilities:
Interest rate swaps—liability position	2,049,431	2,049,431	—	2,049,431	—
Currency swaps—liability position	25,578	25,578	—	25,578	—
Total financial liabilities	$19,973,953	$20,253,917	$—	$13,670,248	$6,583,669

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. Certain investments in Ambac insured securities for which projected cash flows consist solely of Deferred Amounts and interest thereon, are internally valued based upon the valuation of surplus notes. At June 30, 2015, approximately 8%, 85%, and 7% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2014, approximately 10%, 86%, and 4% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $0 and $3,808 at June 30, 2015 and December 31, 2014, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at December 31, 2014 include the following weighted averages:

a. Coupon rate:	0.345%
b. Maturity:	19.14 years
c. Yield:	4.93%
Residential mortgage-backed securities: These securities are guaranteed under policies that are subject to the Segregated Account Rehabilitation Plan and have projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. The fair value of such securities classified as Level 3 was $380,332 and $194,393 at June 30, 2015 and December 31, 2014, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan, are to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Refer to Note 1.Background and Business Description and to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further description of the Segregated Account Rehabilitation Plan and its impact on the payment of Segregated Account policy claims and surplus note redemptions.
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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. The fair value of credit derivative liabilities was reduced by $25,545 and $15,910 at June 30, 2015 and December 31, 2014, respectively, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $80,205 and $64,547 at June 30, 2015 and December 31, 2014, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations.
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
Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 86% of CDS gross par outstanding and 68% of the CDS derivative liability as of June 30, 2015.
When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on available market prices or spreads for securities or indices with similar characteristics such as underlying collateral, credit rating and expected life. Internal estimates may also consider historical quotes on the reference obligation, updated for changes in market factors and security specific developments such as credit rating changes. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 14% of CDS gross par outstanding and 32% of the CDS derivative liability as of June 30, 2015.
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
Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the current cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at LIBOR compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at LIBOR, was 27.8% and 17.8% as of June 30, 2015 and December 31, 2014, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).
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
The net notional outstanding of Ambac’s CDS contracts were $1,447,939 and $1,529,759 at June 30, 2015 and December 31, 2014, respectively. Credit derivative liabilities at June 30, 2015 and December 31, 2014 had a combined net fair value of $66,490 and $73,459, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of June 30, 2015 and December 31, 2014 is summarized below:

	CLOs	Other (1)
June 30, 2015:
Notional outstanding	$433,555	$955,902
Weighted average reference obligation price	99.0	85.3
Weighted average life (WAL) in years	1.3	6.3
Weighted average credit rating	AA	BBB-
Weighted average relative change ratio	36.2%	45.0%
CVA percentage	8.20%	28.12%
Fair value of derivative liabilities	$1,518	$64,936

December 31, 2014:
Notional outstanding	$549,923	$921,036
Weighted average reference obligation price	98.9	86.8
Weighted average life (WAL) in years	1.8	5.7
Weighted average credit rating	AA	BBB-
Weighted average relative change ratio	35.9%	49.0%
CVA percentage	5.40%	15.82%
Fair value of derivative liabilities	$2,027	$71,104

(1)
Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $58,482, WAL of 0.7 years and liability fair value of $36 as of June 30, 2015. Other inputs to the valuation of these transactions at June 30, 2015 include weighted average quotes of less than 0% of notional, weighted average rating of A+ and Ambac CVA percentage of 2.25% . As of

December 31, 2014, these contracts had a combined notional outstanding of $58,800, WAL of 1.2 years and liability fair value of $328. Other inputs to the valuation of these transactions at December 31, 2014 include weighted average quotes of 1% of notional, weighted average rating of A and Ambac CVA percentage of 2.21% .
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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, net cash flows for each policy included: (i) installment premium receipts, (ii) estimated future gross claim payments, (iii) subrogation receipts, and (iv) unpaid claims on claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and interest thereon. The timing of future claim payments of the Segregated Account are at the sole discretion of the Rehabilitator. For ceded reinsurance contracts, net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each assumed or ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees there is a lack of observable market information to make this estimate. A profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The profit margin is applied to the present value of contracts in a net liability position. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
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

European ABS transactions: The fair value of such obligations classified as Level 3 was $2,028,852 and $1,070,439 at June 30, 2015 and December 31, 2014, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization entity. Significant inputs for the valuation at June 30, 2015 and December 31, 2014 include the following weighted averages:

June 30, 2015:		December 31, 2014:
a. Coupon rate:	0.56%	a. Coupon rate:	0.30%
b. Maturity:	17.68 years	b. Maturity:	21.25 years
c. Yield:	7.24%	c. Yield:	9.52%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $137,974 and $193,225 at June 30, 2015 and December 31, 2014, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at June 30, 2015 and December 31, 2014, include the following weighted averages:

June 30, 2015:		December 31, 2014:
a. Coupon rate:	5.88%	a. Coupon rate:	5.88%
b. Maturity:	16.08 years	b. Maturity:	16.38 years
c. Yield:	11.35%	c. Yield:	7.77%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at June 30, 2015 and December 31, 2014 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 4.1% and 4.1% at June 30, 2015 and December 31, 2014, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
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
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Three Months Ended June 30, 2015:
Balance, beginning of period	$262,732	$10,036	$(230,201)	$2,704,657	$12,789,201	$(2,032,099)	$13,504,326
Total gains/(losses) realized and unrealized:
Included in earnings	6,908	(332)	14,489	(117,260)	(453,769)	(23,091)	(573,055)
Included in other comprehensive income	(38,617)	—	—	159,784	722,169	(111,636)	731,700
Purchases	150,348	—	—	—	—	—	150,348
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1,039)	—	8,185	—	(52,385)	—	(45,239)
Transfers into Level 3	—	—	88,218	—	—	—	88,218
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$380,332	$9,704	$(119,309)	$2,747,181	$13,005,216	$(2,166,826)	$13,856,298
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(332)	$14,081	$(117,260)	$(453,769)	$(23,091)	$(580,371)

Three Months Ended June 30, 2014:
Balance, beginning of period	$66,923	$13,122	$(202,482)	$2,546,762	$13,269,452	$(1,284,394)	$14,409,383
Total gains/(losses) realized and unrealized:
Included in earnings	422	(340)	(25,959)	74,317	204,722	(61,028)	192,134
Included in other comprehensive income	(124)	—	—	67,309	328,415	(29,627)	365,973
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(869)	—	9,780	—	(59,358)	—	(50,447)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$66,352	$12,782	$(218,661)	$2,688,388	$13,743,231	$(1,375,049)	$14,917,043
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(340)	$(27,284)	$74,317	$204,722	$(61,028)	$190,387

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Six Months Ended June 30, 2015:
Balance, beginning of period	$198,201	$12,036	$(215,346)	$2,743,050	$12,371,177	$(1,263,664)	$13,845,454
Total gains/(losses) realized and unrealized:
Included in earnings	12,637	(627)	568	(25,140)	657,158	(863,089)	(218,493)
Included in other comprehensive income	(44,323)	—	—	29,271	159,548	(44,011)	100,485
Purchases	234,852	—	—	—	—	—	234,852
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(21,035)	(1,705)	7,251	—	(182,667)	3,938	(194,218)
Transfers into Level 3	—	—	88,218	—	—	—	88,218
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$380,332	$9,704	$(119,309)	$2,747,181	$13,005,216	$(2,166,826)	$13,856,298
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(627)	$(1,933)	$(25,140)	$657,158	$(863,089)	$(233,631)

Six Months Ended June 30, 2014:
Balance, beginning of period	$67,783	$13,384	$(186,934)	$2,475,182	$13,398,895	$(1,514,605)	$14,253,705
Total gains/(losses) realized and unrealized:
Included in earnings	841	(602)	(40,208)	130,062	526,569	(251,990)	364,672
Included in other comprehensive income	(341)	—	—	83,144	408,217	(38,248)	452,772
Purchases	—	—	—	—	70,000	—	70,000
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1,723)	—	8,481	—	(660,450)	429,794	(223,898)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(208)	—	—	—	—	—	(208)
Balance, end of period	$66,352	$12,782	$(218,661)	$2,688,388	$13,743,231	$(1,375,049)	$14,917,043
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(602)	$(42,315)	$130,062	$521,436	$(248,852)	$359,729

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Non-Agency RMBS	Total Investments
Three Months Ended June 30, 2015:
Balance, beginning of period	$—	$—	$—	$262,732	$262,732
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	—	6,908	6,908
Included in other comprehensive income	—	—	—	(38,617)	(38,617)
Purchases	—	—	—	150,348	150,348
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	(1,039)	(1,039)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$—	$—	$—	$380,332	$380,332
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Three Months Ended June 30, 2014:
Balance, beginning of period	$63,367	$3,556	$—	$—	$66,923
Total gains/(losses) realized and unrealized:
Included in earnings	446	(24)	—	—	422
Included in other comprehensive income	(343)	219	—	—	(124)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(869)	—	—	—	(869)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$62,601	$3,751	$—	$—	$66,352
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level 3 - Investments by Class:
	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Non-Agency RMBS	Total Investments
Six Months Ended June 30, 2015:
Balance, beginning of period	$—	$3,808	$—	$194,393	$198,201
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:				—
Included in earnings	—	(19)	—	12,656	12,637
Included in other comprehensive income	—	(286)	—	(44,037)	(44,323)
Purchases	—	—	—	234,852	234,852
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(3,503)	—	(17,532)	(21,035)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$—	$—	$—	$380,332	$380,332
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Six Months Ended June 30, 2014:
Balance, beginning of period	$64,073	$3,502	$208	$—	$67,783
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	889	(48)	—	—	841
Included in other comprehensive income	(638)	297	—	—	(341)
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(1,723)	—	—	—	(1,723)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(208)	—	(208)
Balance, end of period	$62,601	$3,751	$—	$—	$66,352
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Level 3 - Derivatives by Class:
	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Three Months Ended June 30, 2015:
Balance, beginning of period	$(153,824)	$(76,377)	$(230,201)
Total gains/(losses) realized and unrealized:
Included in earnings	4,195	10,294	14,489
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	8,592	(407)	8,185
Transfers into Level 3	88,218	—	88,218
Transfers out of Level 3	—	—	—
Balance, end of period	$(52,819)	$(66,490)	$(119,309)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$4,195	$9,886	$14,081

Three Months Ended June 30, 2014:
Balance, beginning of period	$(114,767)	$(87,715)	$(202,482)
Total gains/(losses) realized and unrealized:
Included in earnings	(24,740)	(1,219)	(25,959)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	10,497	(717)	9,780
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance, end of period	$(129,010)	$(89,651)	$(218,661)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(24,740)	$(2,544)	$(27,284)

Level 3 - Derivatives by Class:
	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Six Months Ended June 30, 2015:
Balance, beginning of period	$(141,887)	$(73,459)	$(215,346)
Total gains/(losses) realized and unrealized:
Included in earnings	(7,227)	7,795	568
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	8,077	(826)	7,251
Transfers into Level 3	88,218	—	88,218
Transfers out of Level 3	—	—	—
Deconsolidation of VIEs	—	—	—
Balance, end of period	$(52,819)	$(66,490)	$(119,309)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(7,227)	$5,294	$(1,933)

Six Months Ended June 30, 2014:
Balance, beginning of period	$(92,612)	$(94,322)	$(186,934)
Total gains/(losses) realized and unrealized:
Included in earnings	(46,371)	6,163	(40,208)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	9,973	(1,492)	8,481
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Deconsolidation of VIEs	—	—	—
Balance, end of period	$(129,010)	$(89,651)	$(218,661)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(46,371)	$4,056	$(42,315)
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

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income or (loss)
Three Months Ended June 30, 2015:
Total gains or losses included in earnings for the period	$6,908	$407	$9,886	$4,195	$(594,120)	$(332)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	9,886	4,195	(594,120)	(332)

Three Months Ended June 30, 2014:
Total gains or losses included in earnings for the period	$422	$717	$(1,936)	$(24,740)	$218,011	$(340)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(2,544)	(24,740)	218,011	(340)

Six Months Ended June 30, 2015:
Total gains or losses included in earnings for the period	$12,637	$826	$6,968	$(7,227)	$(231,071)	$(627)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	5,294	(7,227)	(231,071)	(627)

Six Months Ended June 30, 2014:
Total gains or losses included in earnings for the period	$841	$1,492	$4,671	$(46,371)	$404,641	$(602)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	4,056	(46,371)	402,646	(602)

8.    INVESTMENTS
Ambac’s invested assets are primarily comprised of fixed income securities classified as available-for-sale and equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities and are reported within Other investments on the Consolidated Balance Sheets. Other investments also includes Ambac's equity interest in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments (1)
June 30, 2015
Fixed income securities:
Municipal obligations	$455,279	$4,935	$10,871	$449,343	$—
Corporate obligations	1,635,662	9,134	19,905	1,624,891	—
Foreign obligations	112,875	1,279	4,132	110,022	—
U.S. government obligations	58,527	469	683	58,313	—
U.S. agency obligations	4,327	—	9	4,318	—
Residential mortgage-backed securities	1,881,009	127,506	45,107	1,963,408	13,726
Collateralized debt obligations	86,834	122	329	86,627	—
Other asset-backed securities	578,673	16,892	66	595,499	—
	4,813,186	160,337	81,102	4,892,421	13,726
Short-term	197,070	—	—	197,070	—
	5,010,256	160,337	81,102	5,089,491	13,726
Fixed income securities pledged as collateral:
U.S. government obligations	34,732	171	—	34,903	—
Total collateralized investments	34,732	171	—	34,903	—
Total available-for-sale investments	$5,044,988	$160,508	$81,102	$5,124,394	$13,726

December 31, 2014
Fixed income securities:
Municipal obligations	$523,019	$9,769	$6,996	$525,792	$—
Corporate obligations	1,382,195	12,815	9,416	1,385,594	—
Foreign obligations	126,041	3,060	1,344	127,757	—
U.S. government obligations	42,328	1,078	427	42,979	—
U.S. agency obligations	29,524	—	38	29,486	—
Residential mortgage-backed securities	1,557,059	167,396	13,500	1,710,955	7,773
Collateralized debt obligations	21,346	50	274	21,122	—
Other asset-backed securities	833,366	48,794	159	882,001	—
	4,514,878	242,962	32,154	4,725,686	7,773
Short-term	360,069	—	4	360,065	—
	4,874,947	242,962	32,158	5,085,751	7,773
Fixed income securities pledged as collateral:
U.S. government obligations	64,378	—	111	64,267	—
Total collateralized investments	64,378	—	111	64,267	—
Total available-for-sale investments	$4,939,325	$242,962	$32,269	$5,150,018	$7,773

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of June 30, 2015 and December 31, 2014.

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2015, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$365,867	$365,798
Due after one year through five years	915,796	912,985
Due after five years through ten years	1,024,407	1,012,146
Due after ten years	192,402	187,931
	2,498,472	2,478,860
Residential mortgage-backed securities	1,881,009	1,963,408
Collateralized debt obligations	86,834	86,627
Other asset-backed securities	578,673	595,499
Total	$5,044,988	$5,124,394
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2015
Fixed income securities:
Municipal obligations	$122,509	$2,608	$121,066	$8,263	$243,575	$10,871
Corporate obligations	808,225	17,497	96,735	2,408	904,960	19,905
Foreign obligations	59,822	2,395	14,400	1,737	74,222	4,132
U.S. government obligations	11,534	536	10,739	147	22,273	683
U.S. agency obligations	—	—	4,318	9	4,318	9
Residential mortgage-backed securities	840,225	44,291	10,975	816	851,200	45,107
Collateralized debt obligations	72,200	329	—	—	72,200	329
Other asset-backed securities	90,358	64	8,999	2	99,357	66
	2,004,873	67,720	267,232	13,382	2,272,105	81,102
Short-term	301	—	—	—	301	—
	2,005,174	67,720	267,232	13,382	2,272,406	81,102
Fixed income securities, pledged as collateral:
U. S. government obligations	—	—	—	—	—	—
Total collateralized investments	—	—	—	—	—	—
Total temporarily impaired securities	$2,005,174	$67,720	$267,232	$13,382	$2,272,406	$81,102

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2014:
Fixed income securities:
Municipal obligations	$77,788	$1,244	$135,076	$5,752	$212,864	$6,996
Corporate obligations	453,504	4,998	172,045	4,418	625,549	9,416
Foreign obligations	20,827	748	14,277	596	35,104	1,344
U.S. government obligations	7,223	154	14,735	273	21,958	427
U.S. agency obligations	25,039	2	4,378	36	29,417	38
Residential mortgage-backed securities	413,203	12,391	10,076	1,109	423,279	13,500
Collateralized debt obligations	5,012	274	—	—	5,012	274
Other asset-backed securities	248,823	155	68	4	248,891	159
	1,251,419	19,966	350,655	12,188	1,602,074	32,154
Short-term	8,803	4	—	—	8,803	4
	1,260,222	19,970	350,655	12,188	1,610,877	32,158
Fixed income securities, pledged as collateral:
U. S. government obligations	64,267	111	—	—	64,267	111
Total collateralized investments	64,267	111	—	—	64,267	111
Total temporarily impaired securities	$1,324,489	$20,081	$350,655	$12,188	$1,675,144	$32,269
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of June 30, 2015 and December 31, 2014 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of June 30, 2015, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at June 30, 2015, $870,719 of the total fair value and $48,196 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2014, $473,656 of the total fair value and $16,001 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac insured securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments, including interest on Deferred Amounts. Ambac estimates the timing of such claim payment receipts but the actual timing of such amounts are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Ambac insured securities and future recognition of other-than-temporary impairments. Refer to Note 1.Background and Business Description and to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including Ambac's intention to sell securities and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Municipal and corporate obligations
The gross unrealized losses on municipal and corporate obligations as of June 30, 2015 are primarily the result of the increase in interest rates since the Fresh Start Reporting Date of April 30, 2013. These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $45,107 of unrealized losses on residential mortgage-backed securities, $43,485 is attributable to Ambac insured securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since the Fresh Start Reporting Date of April 30, 2013. Additionally, the fair value of such securities declined at June 30, 2015 reflecting the market's view of Ambac's credit risk. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors.  Additionally, for Ambac insured securities that are allocated to the Segregated Account, expected future cash flows include assumptions about the timing of Ambac Assurance claim payments, including interest on Deferred Amounts, although the actual timing of such payments are at the sole discretion of the Rehabilitator. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at June 30, 2015 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross realized gains on securities	$3,488	$10,120	$54,142	$29,697
Gross realized losses on securities	(1,232)	(2,742)	(4,969)	(3,871)
Foreign exchange (losses)	(7,609)	(4,311)	(425)	(6,470)
Net realized (losses) gains	$(5,353)	$3,067	$48,748	$19,356
Net other-than-temporary impairments (1)	$(1,020)	$(8,754)	$(4,139)	$(19,146)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that Ambac will be required to sell before recovery of the amortized cost basis.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac insured securities. Such changes in estimated claim payments on Ambac insured securities contributed to net other-than-temporary impairments for the periods presented in the table above. Further changes to the timing of estimated claim payments could result in additional other-than-temporary impairment charges in the future. Ambac’s other-than-temporary impairments for the three and six months ended June 30, 2014 also relate to the company’s intent to sell certain securities that were in an unrealized loss position as of the impairment evaluation dates. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold additional securities that are in an unrealized loss position, which could result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of June 30, 2015 and 2014 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Six Months Ended June 30,
	2015	2014
Balance, beginning of period	$14,062	$1,182
Additions for credit impairments recognized on:
Securities not previously impaired	1,456	9,696
Securities previously impaired	2,282	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—	—
Balance, end of period	$17,800	$10,878

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

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at June 30, 2015 and December 31, 2014:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
June 30, 2015:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$311,016	$108,469	$202,547

December 31, 2014:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$379,423	$156,916	$222,507
Securities carried at $6,816 and $6,790 at June 30, 2015 and December 31, 2014, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2015 and December 31, 2014, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating (1)
June 30, 2015:
Ambac Assurance Corporation (2)	$53,347	$—	$2,194,673	$2,248,020	CCC-
Assured Guaranty Municipal Corporation	84,710	—	—	84,710	A
National Public Finance Guarantee Corporation	51,718	—	—	51,718	A-
MBIA Insurance Corporation	—	31,873	—	31,873	A+
Total	$189,775	$31,873	$2,194,673	$2,416,321	CCC

December 31, 2014:
Ambac Assurance Corporation (2)	$53,164	$—	$2,146,555	$2,199,719	CCC-
Assured Guaranty Municipal Corporation	119,492	—	—	119,492	A
National Public Finance Guarantee Corporation	67,895	—	—	67,895	A-
MBIA Insurance Corporation	—	32,460	—	32,460	A+
Total	$240,551	$32,460	$2,146,555	$2,419,566	CCC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $57,037 and $51,395 at June 30, 2015 and December 31, 2014, insured by Ambac UK.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fixed income securities	$64,627	$78,554	$130,213	$149,539
Short-term investments	60	865	101	1,168
Loans	93	175	225	292
Investment expense	(2,502)	(2,712)	(4,929)	(5,310)
Securities available-for-sale and short-term	62,278	76,882	125,610	145,689
Other investments	2,475	3,211	12,126	5,205
Total net investment income	$64,753	$80,093	$137,736	$150,894
Net investment income from Other investments primarily represents changes in fair value on securities classified as trading or under the fair value option plus, for periods after August 28, 2014, income from Ambac's equity interest in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on that date. The portion of net unrealized gains related to trading securities still held at the end of each period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net gains recognized during the period on trading securities	$1,419	$3,211	$10,042	$5,205
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	3,069	(6)	5,453	(431)
Unrealized (losses) gains recognized during the reporting period on trading securities still held at the reporting date	$(1,650)	$3,217	$4,589	$5,636

9.    DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
June 30, 2015:
Derivative Assets:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	128,601	48,212	80,389	—	80,389
Futures contracts	272	—	272	—	272
Total non-VIE derivative assets	$128,873	$48,212	$80,661	$—	$80,661
Derivative Liabilities:
Credit derivatives	$66,490	$—	$66,490	$—	$66,490
Interest rate swaps	324,506	48,212	276,294	149,395	126,899
Total non-VIE derivative liabilities	$390,996	$48,212	$342,784	$149,395	$193,389
Variable Interest Entities:
Interest rate swaps	$2,049,431	$—	$2,049,431	$—	$2,049,431
Currency swaps	25,578	—	25,578	—	25,578
Total VIE derivative liabilities	$2,075,009	$—	$2,075,009	$—	$2,075,009

December 31, 2014:
Derivative Assets:
Credit derivatives	$2,043	$—	$2,043	$—	$2,043
Interest rate swaps	161,640	54,666	106,974	—	106,974
Total non-VIE derivative assets	$163,683	$54,666	$109,017	$—	$109,017
Derivative Liabilities:
Credit derivatives	$75,502	$—	$75,502	$—	$75,502
Interest rate swaps	385,546	54,666	330,880	169,573	161,307
Futures contracts	562	—	562	562	—
Total non-VIE derivative liabilities	$461,610	$54,666	$406,944	$170,135	$236,809
Variable Interest Entities:
Interest rate swaps	$2,133,268	$—	$2,133,268	$—	$2,133,268
Currency swaps	66,895	—	66,895	—	66,895
Total VIE derivative liabilities	$2,200,163	$—	$2,200,163	$—	$2,200,163
Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $137,728 and $158,240 as of June 30, 2015 and December 31, 2014, respectively. There were no amounts held representing an obligation to return cash collateral as of June 30, 2015 and December 31, 2014.

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income for the three and six months ended June 30, 2015 and 2014:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$10,293	$(1,219)	$7,794	$6,163
Financial Services derivatives products:
Interest rate swaps	Derivative products	49,752	(45,508)	14,205	(97,357)
Futures contracts	Derivative products	1,247	(2,477)	(980)	(4,469)
Total Financial Services derivative products		50,999	(47,985)	13,225	(101,826)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	19,053	(997)	41,317	4,411
Interest rate swaps	Income (loss) on variable interest entities	31,651	(81,773)	83,837	(159,565)
Total Variable Interest Entities		50,704	(82,770)	125,154	(155,154)
Total derivative contracts		$111,996	$(131,974)	$146,173	$(250,817)
Financial Guarantee Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at June 30, 2015 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of June 30, 2015 and December 31, 2014:

	CLO	Other	Total
Ambac Rating - June 30, 2015:
AAA	$—	$—	$—
AA	433,555	239,322	672,877
A	—	9,322	9,322
BBB (1)	—	499,289	499,289
Below investment grade (2)	—	266,451	266,451
Total	$433,555	$1,014,384	$1,447,939

Ambac Rating - December 31, 2014:
AAA	$—	$—	$—
AA	549,923	217,680	767,603
A	—	43,160	43,160
BBB (1)	—	448,249	448,249
Below investment grade (2)	—	270,747	270,747
Total	$549,923	$979,836	$1,529,759

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

The tables below summarize information by major category as of June 30, 2015 and December 31, 2014:

	CLO	Other	Total
June 30, 2015:
Number of CDS transactions	5	9	14
Remaining expected weighted-average life of obligations (in years)	1.3	6.0	4.6
Gross principal notional outstanding	$433,555	$1,014,384	$1,447,939
Net derivative liabilities at fair value	$1,518	$64,972	$66,490

December 31, 2014:
Number of CDS transactions	6	10	16
Remaining expected weighted-average life of obligations (in years)	1.8	5.4	4.1
Gross principal notional outstanding	$549,923	$979,836	$1,529,759
Net derivative liabilities at fair value	$2,027	$71,432	$73,459
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
Adversely classified credits are assigned risk classifications by the risk group. As of June 30, 2015, there are four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $52,228 and gross notional principal outstanding of $266,451. As of December 31, 2014, there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $60,729 and total notional principal outstanding of $270,747.
Financial Services Derivative Products:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of June 30, 2015 and December 31, 2014 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	June 30, 2015	December 31, 2014
Interest rate swaps—receive-fixed/pay-variable	$759,688	$782,904
Interest rate swaps—pay-fixed/receive-variable	1,462,108	1,479,650
Interest rate swaps—basis swaps	55,800	55,800
Futures contracts	60,000	80,000

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of June 30, 2015 and December 31, 2014 are as follows:

	Notional
Type of VIE derivative	June 30, 2015	December 31, 2014
Interest rate swaps—receive-fixed/pay-variable	$1,726,477	$1,710,344
Interest rate swaps—pay-fixed/receive-variable	3,181,823	3,152,090
Currency swaps	731,492	724,656
Credit derivatives	17,217	18,278
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
As of June 30, 2015 and December 31, 2014, the net liability fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk was $81,562 and $92,869, respectively, related to which Ambac had posted assets as collateral with a fair value of $133,756 and $118,844, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on June 30, 2015, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
10.    INCOME TAXES
Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2011
New York City	2011
United Kingdom	2009
Italy	2009
As of June 30, 2015 Ambac had loss carryforwards totaling $4,975,650. This includes carryforwards of $153,605 relating to U.S. capital losses, $103,598 of Ambac UK loss carryforwards, and an ordinary U.S. federal net operating tax carryforward of approximately $4,718,447, which, if not utilized, will begin expiring in 2029, and will fully expire in 2034.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at June 30, 2015 and December 31, 2014 are presented below:

	June 30, 2015	December 31, 2014
Deferred tax liabilities:
Insurance intangible	$468,799	$493,822
Variable interest entities	30,865	14,149
Investments	156,377	138,072
Unearned premiums and credit fees	100,058	104,589
Other	33,751	33,835
Total deferred tax liabilities	789,850	784,467
Deferred tax assets:
Net operating loss and capital carryforward	1,741,477	1,890,551
Loss reserves	167,242	185,881
Compensation	6,112	5,276
AMT Credits	15,761	10,359
Other	9,538	9,539
Sub total deferred tax assets	1,940,130	2,101,606
Valuation allowance	1,152,235	1,319,218
Total deferred tax assets	787,895	782,388
Net deferred tax asset (liability)	$(1,955)	$(2,079)
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
Ambac is responsible for leases on the rental of office space. The executive office of Ambac is located in New York City under a lease agreement that was modified in July 2015 to allow Ambac to remain in New York City through 2019. The lease allows for the periodic reduction of Segregated Account Junior Surplus Notes that were previously issued to the landlord as rent payments are made by Ambac. Additionally, Ambac is considering a further extension of this lease term. Ambac leases additional space for its data center, disaster recovery site and for its international locations under lease agreements that expire periodically through October 2020. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

	2015 (1)	2016	2017	2018	2019	Thereafter	Total
Operating lease obligations	$2,839	$5,501	$5,598	$5,698	$4,368	$326	$24,330
(1) Includes July through December 2015
The Segregated Account and Wisconsin Rehabilitation Proceeding
On February 27, 2015, the Bank of New York Mellon Trust Company, N.A., as trustee, made a motion for allowance of a policy claim that had been disallowed by the Rehabilitator. The Rehabilitator opposed the motion on March 23, 2015 and the trustee filed a reply in further support of its motion on March 26, 2015. On April 6, 2015, the Rehabilitation Court denied the trustee’s motion.
On March 18, 2015, the Rehabilitator filed a motion to confirm and declare the reimbursement amounts due with respect to cash claim payments made by Ambac Assurance and the Segregated Account on a certain policy. Objections to the motion were due on April 27, 2015, but no objection was filed. On May 1, 2015, the Rehabilitation Court granted the Rehabilitator’s motion.
Litigation Against Ambac
County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about

October 21, 2011). Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion was held on March 23, 2012. On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013. On September 9, 2013, plaintiffs filed a notice of appeal of the July 9th order and on September 30, 2013, Ambac Assurance filed a notice of cross-appeal. On September 9, 2013, the parties filed motions for attorneys’ fees in connection with the portions of the Anti-SLAPP motions on which they were successful. The court denied plaintiffs’ motion for fees from the bench on November 8, 2013. On March 26, 2014, the court granted the defendants’ motions for attorneys’ fees awarding Ambac Assurance approximately $207. The court’s decisions on attorneys’ fees were memorialized in an order initially entered on March 26, 2014 and amended on May 8, 2014. On July 7, 2014, plaintiffs filed a notice of appeal from the court’s amended order awarding attorneys’ fees to Ambac Assurance and the other defendants and denying fees to plaintiffs. This appeal was dismissed on December 19, 2014. Plaintiffs have filed a motion to reinstate the appeal, stating that it should only have been dismissed as against one defendant with whom plaintiffs settled. Ambac did not oppose that motion, which was granted on January 29, 2015. Also on July 7, 2014, the Bond Insurer Defendants filed their appellate brief appealing the July 9th Order. Plaintiffs’ opposition to the Bond Insurer Defendants’ appellate brief and plaintiffs’ affirmative brief on their cross-motion were filed on November 5, 2014. The defendants’ brief in opposition to plaintiffs’ appeal and in further support of their cross-appeal was filed on February 3, 2015. Plaintiffs’ reply brief in further support of their appeal was filed on April 24, 2015. The appeal is now fully briefed and awaiting scheduling of oral argument. On July 2, 2015, plaintiffs filed an appeal brief seeking to overturn the Court’s May 8, 2014 amended Order awarding defendants attorneys’ fees and denying an award of attorneys’ fees to plaintiffs. On August 7, 2015, defendants filed a motion to dismiss that appeal insofar as it seeks to reverse the court’s order denying plaintiffs an award of attorneys’ fees.
City of New Orleans v. Ambac Assurance Corporation, Ambac Financial Services, LLC, PaineWebber Capital Services, Inc. and UBS Securities LLC (United States District Court, Eastern District of Louisiana, Civil Action No. 08-3949 filed on July 17, 2008). This action was brought by the City of New Orleans ("New Orleans") against Ambac Assurance and Ambac Financial Services on July 17, 2008 in connection with their participation in a New Orleans bond issue. New Orleans issued variable rate demand obligations ("VRDOs"), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to fix its interest rate on the VRDOs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Services with terms that mirrored those of the New Orleans/Paine Webber swap. On December 23, 2009, New Orleans filed an Amended Complaint alleging that Ambac Assurance failed to provide credit enhancement as a result of Ambac Assurance's rating being downgraded by the rating agencies in 2008, and seeking damages against Ambac Assurance and Ambac Financial Services for the following causes of action: (1) breach of written agreement for credit enhancement; (2) breach of financial guarantee policy; (3) error in the principal cause; (4) fraud in the inducement of contract; (5) negligent misrepresentation; (6) breach of policy/third-party beneficiary to policy agreement; (7) breach of the swap; (8) tortious interference with the swap; (9) tortious interference with remarketing agreement; and (10) detrimental reliance. On October 14, 2010, the Court granted a motion to dismiss all claims against Ambac Assurance and Ambac Financial Services and in late 2011, administratively closed the case and gave New Orleans 180 days to settle or move to re-open the case. In 2014, New Orleans filed a motion to re-open the case as to UBS Securities LLC, which the Court granted. New Orleans and UBS Securities LLC entered into a settlement agreement, and on May 20, 2015, the Court entered a final order and judgment dismissing with prejudice the case against all defendants. On June 18, 2015, New Orleans filed a notice of appeal of the District Court's October 14, 2010 decision to the United States Court of Appeals for the Fifth Circuit.
Ambac Assurance’s estimates of projected losses for RMBS transactions consider, among other things, the RMBS transactions’ payment waterfall structure, including the application of interest and principal payments and recoveries, and depend in part on our interpretations of contracts and other bases of our legal rights. From time to time, bond trustees and other transaction participants have employed different contractual interpretations. It is not possible to predict whether disputes will arise, nor the outcomes of any potential litigation. It is possible that there could be unfavorable outcomes in disputes or proceedings and that our interpretations may prove to be incorrect, which could lead to changes to our estimate of loss reserves.
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
Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). On December 23, 2014, the parties entered into a Judgment Satisfaction and Release Agreement to resolve the matter and in April 2015, when the Agreement became fully effective, the parties dismissed the Authority’s appeal to the Court of Appeals for the Second Circuit and the portion of the action that remained in the District Court and filed instruments of satisfaction of Ambac’s judgment against the Authority in the Southern District of New York and the Central District of California. Ambac Assurance received approximately $7,760 in satisfaction of its judgment against the Authority.
Erste Europäische Pfandbriefund Kommunalkreditbank AG In Luxemburg and Ambac Assurance Corporation v. City of San Bernardino, California (United States Bankruptcy Court, Central District of California, Riverside Division, filed on January 7, 2015). On March 13, 2015, the City filed a motion to dismiss the complaint, which plaintiffs opposed. On May 11, 2015, the court heard oral argument and granted the City’s motion to dismiss. On June 8, 2015, plaintiffs filed a notice of appeal of the court’s order granting the City’s motion to dismiss with the Bankruptcy Appellate Panel for the Ninth Circuit.
Ambac UK v. J.P. Morgan Investment Management (Supreme Court of the State of New York, County of New York, filed May 4, 2009, No. 650259/2009).   Ambac UK commenced this action against J.P. Morgan Investment Management asserting claims for breach of contract, breach of fiduciary duty and gross negligence relating to defendant’s mismanagement of assets supporting bonds issued by Ballantyne Plc and insured by Ambac UK that funded excess reserves for term life insurance required by regulation.  (Pursuant to an agreement with Ballantyne Plc, Ambac UK was given the authority to prosecute Ballantyne plc's claims against J.P. Morgan Investment Management.) On March 24, 2010, the court granted defendant's motion to dismiss the complaint.  Ambac UK appealed the March 2010 decision and on July 14, 2011, the Appellate Division for the First Department reversed the decision and reinstated Ambac UK's claims in their entirety.  Fact discovery is scheduled to be completed on August 13, 2015, and expert discovery is to commence soon thereafter.
In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various RMBS transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits:

•
Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed February 17, 2011). On December 18, 2014, defendants filed a motion for partial summary judgment seeking to dismiss the plaintiffs’ claim for fraudulent inducement arguing that as a matter of law, plaintiffs cannot prove justifiable reliance. Ambac Assurance has opposed the motion, which is fully briefed. The court heard oral argument on July 14, 2015. No decision has been issued.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012 and amended on August 14, 2012). On June 13, 2013, the court dismissed Ambac Assurance’s contractual claims but not its claims for fraudulent inducement or successor liability. Ambac Assurance appealed the trial court’s decision. On October 16, 2014, the Appellate Division for the First Department affirmed the trial court’s dismissal. In November 2014, Ambac Assurance filed a motion for leave to re-argue, or in the alternative to appeal, the decision. Defendants opposed the motion. On May 14, 2015, the First Department denied the motion. With respect to the claims that remain in the case, discovery is ongoing.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. The court heard oral argument on July 15, 2015. No decision has been issued.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, filed on April 15, 2013). On July 12, 2013 defendants filed a motion to dismiss Ambac’s initial complaint which alleged claims for material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts. Ambac opposed the motion. The court held oral argument on November 13, 2013. On September 22, 2014, plaintiffs filed an amended complaint alleging claims for fraudulent inducement, material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. On October 31, 2014 defendants filed a motion to strike the amended complaint. Ambac Assurance opposed that motion and at the court’s recommendation also filed a cross motion for leave to amend the complaint on November 14, 2014, which the defendants opposed. Defendants also filed a motion to dismiss the fraudulent inducement claim, which Ambac Assurance opposed. All motions are fully briefed. The court heard oral argument on the defendants’ motion to dismiss the fraudulent inducement claim on April 14, 2015. On June 3, 2015, the court denied defendants’ July 2013 motion to dismiss Ambac’s claim for breaches of representations and warranties, but granted the defendants’ motion to dismiss Ambac’s claims for breach of the repurchase protocol and for alter ego liability against Nomura Holding.

•
The Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Wisconsin Circuit Court for Dane County, filed on December 30, 2014) (the “Wisconsin Action”). Ambac Assurance alleges a claim for fraudulent inducement in connection with Ambac Assurance’s issuance of insurance policies relating to five residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendant. Defendant filed a motion to dismiss the complaint on February 20, 2015, which Ambac Assurance opposed. The court heard oral argument on two of Countrywide’s grounds for dismissal on July 23, 2015, and indicated that it would dismiss the Wisconsin Action without prejudice for lack of personal jurisdiction. The court issued an order to that effect on July 2, 2015. On June 30, 2015, plaintiffs filed a Summons with Notice in the Supreme Court of the State of New York, County of New York, No. 652321/15 (the “2015 New York Action”), alleging claims identical to the Wisconsin Action. On July 21, 2015, plaintiffs filed a notice of appeal in the Wisconsin Action. Also on July 21, 2015, plaintiffs filed a complaint in the 2015 New York Action and a motion to stay the 2015 New York Action pending appeal and litigation of the Wisconsin Action. On August 5, 2015, Countrywide filed its opposition to plaintiffs’ motion to stay and its response to the Complaint is due on or before August 10, 2015.

•
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on December 30, 2014). Ambac Assurance alleges a claim for fraudulent inducement in connection with Ambac Assurance’s issuance of insurance policies relating to eight residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuits against the same defendants. On February 20, 2015, the Countrywide defendants filed a motion to dismiss the complaint, which Bank of America joined on February 23, 2015. Ambac Assurance opposed the motion. The motion is fully briefed and no decision has been issued.

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

The following table is a summary of financial information by reportable business segment for the affected periods:

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Three Months Ended June 30, 2015:
Revenues:
Unaffiliated customers (1)	$177,502	$51,139	$1,056	$—	$229,697
Equity in net income of investees accounted for by equity method	—	—	1,055	—	1,055
Inter-segment	5	(131)	163	(37)	—
Total revenues before expenses and reorganization items	177,507	51,008	2,274	(37)	230,752
Pre-tax income (loss):
Unaffiliated customers (1)(2)(3)	236,680	50,374	(2,014)	—	285,040
Equity in net income of investees accounted for by equity method	—	—	1,055	—	1,055
Inter-segment	(785)	(252)	874	163	—
Pre-tax income (loss)	235,895	50,122	(85)	163	286,095
Total assets as of June 30, 2015	24,915,205	339,902	276,098	(17,569)	25,513,636
Net investment income	62,508	134	2,111	—	64,753
Insurance intangible amortization	38,088	—	—	—	38,088
Interest expense	27,842	331	—	—	28,173

Three Months Ended June 30, 2014:
Revenues:
Unaffiliated customers (1)	$104,703	$(47,411)	$41	$—	$57,333
Equity in net income of investees accounted for by equity method	—	—	—	—	—
Inter-segment	325	(607)	8,836	(8,554)	—
Total revenues before expenses and reorganization items	105,028	(48,018)	8,877	(8,554)	57,333
Pre-tax income (loss):
Unaffiliated customers (1) (2) (3)	(160,685)	(48,454)	(1,273)	—	(210,412)
Equity in net income of investees accounted for by equity method	—	—	—	—	—
Inter-segment	(9,397)	(415)	9,812	—	—
Pre-tax income (loss)	(170,082)	(48,869)	8,539	—	(210,412)
Total assets as of June 30, 2014	27,326,877	365,678	247,135	(216,337)	27,723,353
Net investment income	79,633	419	41	—	80,093
Insurance intangible amortization	36,256	—	—	—	36,256
Interest expense	31,514	439	—	—	31,953

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from unaffiliated customers is net investment income.

(2)	Included in pre-tax income (loss) from unaffiliated customers is interest expense.

(3)
Included in pre-tax income (loss) from unaffiliated customers is amortization of intangible asset arising from financial guarantee contracts that were set to fair value upon adoption of Fresh Start on April 30, 2013.

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Six Months Ended June 30, 2015:
Revenues:
Unaffiliated customers (1)	$369,316	$13,431	$1,413	$—	$384,160
Equity in net income of investees accounted for by equity method	—	—	2,083	—	2,083
Inter-segment	262	(361)	136	(37)	—
Total revenues before expenses and reorganization items	369,578	13,070	3,632	(37)	386,243
Pre-tax income (loss):
Unaffiliated customers (1)(2)(3)	492,685	11,794	(3,887)	—	500,592
Equity in net income of investees accounted for by equity method	—	—	2,083	—	2,083
Inter-segment	(1,324)	(564)	1,725	163	—
Pre-tax income (loss)	491,361	11,230	(79)	163	502,675
Total assets as of June 30, 2015	24,915,205	339,902	276,098	(17,569)	25,513,636
Net investment income	133,978	262	3,496	—	137,736
Insurance intangible amortization	75,520	—	—	—	75,520
Interest expense	55,427	654	—	—	56,081

Six Months Ended June 30, 2014:
Revenues:
Unaffiliated customers (1)	$267,256	$(100,849)	$64	$—	$166,471
Equity in net income of investees accounted for by equity method	—	—	—	—	—
Inter-segment	700	(682)	17,471	(17,489)	—
Total revenues before expenses and reorganization items	267,956	(101,531)	17,535	(17,489)	166,471
Pre-tax income (loss):
Unaffiliated customers (1) (2) (3)	55,576	(102,983)	(3,707)	—	(51,114)
Equity in net income of investees accounted for by equity method	—	—	—	$—	—
Inter-segment	(18,554)	(869)	19,423	—	—
Pre-tax income (loss)	37,022	(103,852)	15,716	—	(51,114)
Total assets as of June 30, 2014	27,326,877	365,678	247,135	(216,337)	27,723,353
Net investment income	150,017	813	64	—	150,894
Insurance intangible amortization	67,970	—	—	—	67,970
Interest expense	63,395	886	—	—	64,281

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from unaffiliated customers is net investment income.

(2)	Included in pre-tax income (loss) from unaffiliated customers is interest expense.

(3)
Included in pre-tax income (loss) from unaffiliated customers is amortization of intangible asset arising from financial guarantee contracts that were set to fair value upon adoption of Fresh Start on April 30, 2013.

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(547)	$49,710	$4,724	$(28,211)	$39,833	$(559)
United Kingdom	(2,139)	7,997	—	3,003	20,808	—
Other international	(8,506)	3,172	5,569	(20,278)	4,372	(660)
Total	$(11,192)	$60,879	$10,293	$(45,486)	$65,013	$(1,219)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(2,913)	$102,448	$8,681	$(28,909)	$96,591	$6,022
United Kingdom	7,035	15,579	—	(3,163)	41,443	—
Other international	(14,252)	8,570	(887)	(19,180)	9,526	141
Total	$(10,130)	$126,597	$7,794	$(51,252)	$147,560	$6,163
13.    SUBSEQUENT EVENTS
In July 2015, Ambac Assurance entered into a re-securitization transaction whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate entitling the Issuer to, and secured by, all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.80%. Although the Securities were legally sold to the Trust, the Securities will remain in Invested assets on the Consolidated Balance Sheets and had a June 30, 2015 par and fair value of $397,352 and $403,205, respectively.
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

Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or restructure or exchange its outstanding debt and insurance obligations with the objective of ending the Segregated Account Rehabilitation Proceedings. In furtherance of such transactions, over the last few weeks Ambac Assurance has been engaged in preliminary discussions with a number of counterparties with regards to a potential exchange pursuant to which the outstanding surplus notes and Deferred Amounts, including accrued interest (“Exposure”), held by such counterparties would be exchanged for new securities and/or cash. These preliminary discussions led to the execution of a non-disclosure agreement with one counterparty that holds less than 10% of the aggregate outstanding Exposures. Pursuant to initial, exploratory discussions with this one counterparty under the non-disclosure agreement, the terms of such an exchange would have involved a cash payment to the counterparty in an amount equal to 25% of such counterparty's Exposure, with the remainder of such counterparty’s outstanding Exposure being exchanged at a 5% discount for new 7% surplus notes due 2020. A condition to the issuance of such new surplus notes would have been that they qualify as surplus of Ambac Assurance. The prior approval of OCI would have been necessary to make any payment of interest on, or to pay any amount of principal of, such surplus notes. The cash payment described above would have been conditioned upon the consummation of a separate financing by Ambac Assurance, which has not been arranged and may not be achievable. Such transaction terms were discussed on a hypothetical basis without any commitment on the part of Ambac Assurance and remained subject to, among other conditions, the approvals of the board of Ambac Assurance, the OCI and potentially the Rehabilitation Court. It was also subject to achieving satisfactory transaction terms for an exchange with other holders of surplus notes and Deferred Amounts. Shortly after the commencement of such discussions, it became clear that such terms could not be agreed at this time. As of the date of this filing, Ambac Assurance has not reached agreement with any counterparty on the above terms or any other terms of a potential exchange. While discussions may continue with one or more counterparties, we cannot provide assurance that any such transaction will be entered into by Ambac Assurance in the future, or if it is, as to the timing, terms or conditions of any such transaction. Any such transaction would remain subject to the prior approval of the board of Ambac Assurance, OCI and potentially the Rehabilitation Court.

The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. This oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Refer to Note 1 Background and Business Description to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and to Note 1 to the Consolidated Financial Statements located in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on the Segregated Account and the contracts between Ambac Assurance and the Segregated Account.
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
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market at June 30, 2015 and December 31, 2014. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	June 30, 2015	December 31, 2014
Public Finance (1) (2)	$81,534	$93,448
Structured Finance	24,387	26,334
International Finance	24,063	24,952
Total net par outstanding (3)	$129,984	$144,734

(1)	Includes $6,044 and $6,089 of Military Housing net par outstanding at June 30, 2015 and December 31, 2014, respectively.

(2)
Includes $2,437 of Puerto Rico net par outstanding at both June 30, 2015 and December 31, 2014. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(3)	Included in the above net par exposures at June 30, 2015 and December 31, 2014 are $1,448 and $1,530, respectively, of exposures that were executed in credit derivative form.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac Assurance credit ratings and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at June 30, 2015 and December 31, 2014. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:

Percentage of Guaranteed Portfolio

Ambac Rating (1)	June 30, 2015	December 31, 2014
AAA	<1%	<1%
AA	17	19
A	42	42
BBB	24	22
Below investment grade	17	17
Total	100%	100%

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

Summary of Below Investment Grade Exposure

($ in millions)	June 30, 2015	December 31, 2014
Public Finance:
Tax-backed (1)	$2,362	$2,512
General obligation (1)	484	564
Transportation	432	453
Housing (2)	346	841
Health care	27	27
Other	1,287	1,293
Total Public Finance	4,938	5,690
Structured Finance:
Residential mortgage-backed and home equity—first lien	6,537	7,003
Residential mortgage-backed and home equity—second lien	4,989	5,466
Student loans	1,847	3,092
Structured Insurance	1,037	1,037
Mortgage-backed and home equity—other	274	299
Other	536	536
Total Structured Finance	15,220	17,433
International Finance:
Other	2,066	2,214
Total International Finance	2,066	2,214
Total	$22,224	$25,337

(1)
Tax-backed includes $2,187 of Puerto Rico net par at June 30, 2015 and December 31, 2014. General obligation includes $250 of Puerto Rico net par at June 30, 2015 and December 31, 2014. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(2)	Includes $126 and $609 of military housing net par at June 30, 2015 and December 31, 2014, respectively.
The decrease in below investment grade exposures is primarily due to (i) ratings upgrades and commutations of student loan policies, (ii) reductions to residential mortgage-backed securities during the year as a result of both prepayments by issuers and claims presented to Ambac Assurance  and (iii) upgrades of housing credits to investment grade.

RESULTS OF OPERATIONS
Net income (loss) in the second quarter of 2015 was $282.7 million compared to $(207.9) million in the second quarter of 2014. The higher second quarter 2015 net income as compared to 2014 was primarily driven by (i) a benefit within loss and loss expenses in the second quarter of 2015 as compared to incurred losses in 2014, (ii) derivative product gains in the second quarter of 2015 caused by increases in interest rates during the period as compared to declines in interest rates in 2014, and (iii) income from the fair value of credit derivatives and income from VIE in the second quarter of 2015 caused by an increase in Ambac's CVA. The variance relating to loss and loss expenses was primarily due to lower interest expense on Deferred Amounts. Interest expense on Deferred Amounts were $39.6 million as compared to $308.1 million in the second quarter of 2014. Interest expense on Deferred Amounts for the three months ended June 30, 2014 include accruals from the beginning of the accrual period through June 30, 2014 since the Amended Rehabilitation Plan was made effective on June 12, 2014.
Net income (loss) for the six months ended June 30, 2015 was $497.4 compared to $(52.0) for the six months ended June 30, 2014. The higher 2015 net income as compared to 2014 was primarily driven (i) a benefit within loss and loss expenses in 2015 as compared to incurred losses in 2014 (inclusive of the $308.1 million interest on Deferred Amounts), (ii) derivative product gains in 2015 caused by increases in interest rates during the period as compared to declines in interest rates in 2014, (iii) VIE income in the second quarter of 2015 caused by an increase in Ambac's CVA; partially offset by lower premiums earned from the runoff of the insured book and lower net investment income. The variance relating to loss and loss expenses was due to higher positive development in 2015 in the financial guarantee insured book as well as lower interest expense on Deferred Amounts ($79.5 million as compared to $308.1 million).
A summary of our financial results is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Revenues:
Net premiums earned	$60.9	$65.0	$126.6	$147.6
Net investment income	64.8	80.1	137.7	150.9
Net other-than-temporary impairment losses	(1.0)	(8.8)	(4.1)	(19.1)
Net realized investment gains	(5.4)	3.1	48.7	19.4
Change in fair value of credit derivatives	10.3	(1.2)	7.8	6.2
Derivative product revenues	51.0	(48.0)	13.2	(101.8)
Other income	(1.2)	5.3	(1.9)	7.2
Income (loss) on variable interest entities	52.6	(38.1)	59.6	(43.7)
Expenses:
Loss and loss expenses (benefit)	(147.5)	175.3	(298.4)	35.3
Insurance intangible amortization	38.1	36.3	75.5	68.0
Underwriting and operating expenses	25.9	24.0	50.4	49.8
Interest expense	28.2	32.0	56.1	64.3
Provision (benefit) for income taxes	3.9	(2.2)	5.6	1.1
Less: net loss (gain) attributable to noncontrolling interest	(0.5)	(0.3)	(0.4)	(0.2)
Net income (loss) attributable to common shareholders	$282.7	$(207.9)	$497.4	$(52.0)
The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for all periods in the three and six months ended June 30, 2015 and 2014 and its financial condition as of June 30, 2015 and December 31, 2014.
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
Net premiums earned for the three and six months ended June 30, 2015 decreased by $4.1 million or 6.3% and $21.0 million or 14.2% as compared to net premiums earned for the three and six months ended June 30, 2014, respectively. The decrease in net premiums earned is primarily due to lower normal premiums, partially offset by higher accelerated premiums. Normal premiums earned were negatively impacted by the runoff of the insured portfolio occurring through transaction terminations, calls and scheduled maturities. Normal premiums are also impacted by the earnings of pre-refunded insured securities. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal premiums earned will increase over the remaining period of the related policy. Normal premiums earned relating to pre-refunded securities were higher in the three and six months ended June 30, 2015 than 2014.

Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Public Finance	$25.5	$26.3	$49.4	$53.7
Structured Finance	10.5	10.9	18.1	21.3
International Finance	11.2	19.8	22.6	39.5
Total normal premiums earned	47.2	57.0	90.1	114.5
Accelerated earnings	13.7	8.0	36.5	33.1
Total net premiums earned	$60.9	$65.0	$126.6	$147.6
The following table provides a breakdown of accelerated earnings by market sector:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Public Finance	$15.4	$4.9	$35.0	$23.7
Structured Finance	(1.7)	(2.3)	0.1	(2.1)
International Finance	—	5.4	1.4	11.5
Total accelerated earnings	$13.7	$8.0	$36.5	$33.1
Increase in accelerated earnings in the three and six months ended June 30, 2015 is primarily attributed to a greater volume of public finance accelerations and an increase in structured finance accelerations due to a student loan commutation offset by the termination of certain international transportation transactions which occurred in the three and six months ended ended June 30, 2014.
Net Investment Income. The following table provides details of net investment income by business segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Financial Guarantee	$62.5	$79.6	$133.9	$150.0
Financial Services	0.2	0.4	0.3	0.8
Corporate	2.1	0.1	3.5	0.1
Total net investment income	$64.8	$80.1	$137.7	$150.9
Financial Guarantee net investment income decreased $17.1 million and decreased $16.1 million for the three and six months ended June 30, 2015 compared to the same periods in the prior year. The decline for the three months ended June 30, 2015 was due to a smaller invested asset base while average portfolio returns were stable compared to the three months ended June 30, 2014. In 2015, the Financial Guarantee investment portfolio held higher allocations in Ambac insured securities, corporate bonds and, in the Ambac UK portfolio, pooled funds consisting of diversified asset classes including equities, loans and property which are classified as trading securities with changes in market value recognized in earnings. The yield on Ambac insured securities was down slightly in the three months ended June 30, 2015 as a result of accelerated amortization of certain bonds in the comparable 2014 period. Ambac UK fund investments experienced lower overall returns in the three months ended June 30, 2015 primarily as a result of adverse equity market performance compared to the prior year period. The lower asset levels in the three months ended June 30, 2015 resulted from sales and maturities of other asset classes to fund the partial redemption of surplus notes in November 2014 and the equalizing payment of Deferred Amounts of the Segregated Account in December 2014. Financial Guarantee net investment income for the six months ended June 30, 2015 compared to the prior year period was also driven by the lower asset base. However, average portfolio rates of return were higher than in the six months ended June 30, 2014, benefiting from the allocation to higher yielding assets and the stronger performance of Ambac UK fund investments in the six months ended June 30, 2015 compared to the prior year period average portfolio.
Financial Services investment income continues to decline, driven primarily by a smaller portfolio of investments in the investment agreement business. The investment portfolio continues to decrease as investment agreements runoff, or when intercompany loans from Ambac Assurance are repaid.
Corporate investment income relates to Ambac’s investment portfolio, which increased in the three and six months ended June 30, 2015 as a result of the equity interest in unconsolidated subsidiaries and the investment of proceeds from Ambac's monetization of Junior Surplus Notes of the Segregated Account in August 2014. A portion of the proceeds from the monetization of the Junior Surplus Notes was invested in Ambac Assurance insured RMBS during the six months ended June 30, 2015, contributing to the increase in Corporate investment income.
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
Net other-than-temporary impairments for the three and six months ended June 30, 2015 relate primarily to credit losses on certain Ambac insured securities stemming primarily from cash flow timing. Net other-than-temporary impairments for the three and six months ended June 30, 2014 relate to credit losses on certain Ambac insured securities and the company’s intent to sell certain securities that were in an unrealized loss position as of the impairment evaluation dates.
Net Realized Investment (Losses) Gains. The following table provides a breakdown of net realized (losses) gains, by business segment, for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Three Months Ended June 30, 2015:
Net gains on securities sold or called	$2.2	$—	$—	$2.2
Foreign exchange (losses)	(7.6)	—	—	(7.6)
Total net realized (losses)	$(5.4)	$—	$—	$(5.4)

Three months ended June 30, 2014:
Net gains on securities sold or called	$7.2	$0.2	$—	$7.4
Foreign exchange (losses)	(4.3)	—	—	(4.3)
Total net realized gains	$2.9	$0.2	$—	$3.1

Six Months Ended June 30, 2015:
Net gains on securities sold or called	$49.1	$—	$—	$49.1
Foreign exchange (losses)	(0.4)	—	—	(0.4)
Total net realized gains	$48.7	$—	$—	$48.7

Six Months Ended June 30, 2014:
Net gains on securities sold or called	$25.6	$0.2	$—	$25.8
Foreign exchange (losses)	(6.4)	—	—	(6.4)
Total net realized gains	$19.2	$0.2	$—	$19.4
Net gains during the six months ended June 30, 2015 arose primarily from the sale of Ambac insured student loan securities in connection with a financial guarantee commutation transaction. Net gains during the six months ended June 30, 2014 related to the sale of assets received pursuant to Ambac's remediation activities and gains on securities sold in connection with an investment portfolio reallocation and to raise liquidity for the partial redemption of surplus notes in November 2014 and the equalizing payment of Deferred Amounts of the Segregated Account in December 2014.
Change in Fair Value of Credit Derivatives. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The gain from change in fair value of credit derivatives for the three and six months ended June 30, 2015 was $10.3 million and $7.8 million, respectively, compared to the gain(loss) of $(1.2) million and $6.2 million reported for the three and six months ended June 30, 2014, respectively. The gain for the three and six months ended June 30, 2015 is primarily due to the change in the Ambac CVA. The three months ended June 30, 2015 also included gains from increased pricing levels of reference obligations, while losses from price declines partially offset CVA gains in the six months ended June 30, 2015. The loss for the three months ended June 30, 2014 was due to the change in Ambac CVA with offsetting gains due to runoff of the portfolio and improvements in the average pricing level of reference obligations. For the six months ended June 30, 2014 gains due to runoff of the portfolio and improved pricing of reference obligations exceeded the impact of losses due to the change in Ambac CVA.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements included in the overall change in fair value of credit derivatives were $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively, compared to $0.7 million and $1.5 million from the three and six months ended June 30, 2014, respectively. The declines over time are due to reduced premium receipts resulting from continued runoff of the credit derivative portfolio. Included in realized gains and other settlements on credit derivatives were fees received in connection with transaction terminations of $0.1 million for both the three and six months ended June 30, 2014. There were no loss or settlement payments in the periods presented.

Unrealized gains (losses) on credit derivative contracts reflect the impact of all other factors on the overall change in fair value of credit derivatives noted above. See Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of June 30, 2015 and December 31, 2014:

($ in millions)	June 30, 2015	December 31, 2014
Mark-to-market liability of credit derivatives, excluding CVA	$92.0	$89.4
CVA on credit derivatives	(25.5)	(15.9)
Net credit derivative liability at fair value	$66.5	$73.5
Derivative Product Revenues. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Net gains reported in derivative product revenues for the three and six months ended June 30, 2015 were $51.0 million and $13.2 million, reflecting an improvement of $99.0 million and $115.0 million as compared to the net losses of $(48.0) million and $(101.8) million for the three and six months ended June 30, 2014. Results in derivative product revenues were primarily driven by mark-to-market gains (losses) in the portfolio caused by increases (declines) in interest rates during the periods, net of the impact of the Ambac CVA as discussed below. Additionally, interest rate driven gains for three and six months ended June 30, 2015 were partially offset by counterparty credit valuation adjustments on certain interest rate swap assets.
The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $3.0 million and $15.7 million for the three and six months ended June 30, 2015, respectively, compared to $(9.9) million and $(4.5) million for the three and six months ended June 30, 2014, respectively. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality as well as the amount of underlying liabilities, which generally decline as interest rates increase. The market's view of Ambac Assurance's credit quality declined during the three and six months ended June 30, 2015 and improved during the three and six months ended June 30, 2014. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excluding credit derivatives) as of June 30, 2015 and December 31, 2014:

($ in millions)	June 30, 2015	December 31, 2014
Derivative products mark-to-market liability, excluding CVA	$275.8	$289.0
CVA on derivative products portfolio	(80.2)	(64.5)
Net derivative products portfolio liability at fair value	$195.6	$224.5
Net Realized Losses on Extinguishment of Debt. Net realized losses on extinguishment of debt was $(1.2) million and $(1.3) million for the three and six months ended June 30, 2015. The losses for the three months ended June 30, 2015 included charges representing the accelerated recognition of the unamortized discount on purchased surplus notes amounted to $1.2 million. The losses for the six months ended June 30, 2015 also included losses from settlement of an investment agreement above its carrying value of $0.1 million.
Other Income. Other income is primarily comprised of foreign exchange gains and losses unrelated to investments or loss reserves, and deal structuring, commitment, consent and waiver fees. Other income for the three and six months ended June 30, 2015 was a loss of $(1.2) million, and $(1.9) million a decrease of $6.4 million and a decrease of $9.1 million as compared to the three and six months ended June 30, 2014, respectively, primarily resulting from lower deal related fees and foreign exchange losses.
Income (loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC, including gains or losses attributable to consolidating or deconsolidating VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation.
Income (loss) on variable interest entities was $52.6 million and $59.6 million, for the three and six months ended June 30, 2015 compared to $(38.1) million and $(43.7) million for the three and six months ended June 30, 2014, respectively. Income on variable interest entities for the three and six months ended June 30, 2015 reflected an increase in the fair value of net assets primarily due to an increase in the CVA applied to certain VIE note liabilities that include significant projected financial guarantee claims. The loss for the three and six months ended June 30, 2014 reflected a decrease in the fair value of net assets primarily due to a decrease in the CVA applied to these same VIE note liabilities. As noted under the discussion of Derivative Product Revenues above, the market's view of Ambac Assurance's credit quality declined during the three and six months ended June 30, 2015 and improved during the three and six months ended June 30, 2014. Refer to Note 3. Special Purpose Entities, including Variable Interest Entities to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the accounting for VIEs.
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
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties described herein. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded RMBS subrogation recoveries, net of reinsurance, of $2.6 billion and $2.5 billion at June 30, 2015 and December 31, 2014, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information regarding the estimation process for representation and warranty subrogation recoveries.
Losses and loss expenses for the three and six months ended June 30, 2015 were a benefit of $147.5 million and $298.4 million, respectively as compared to losses and loss expenses for the three and six months ended June 30, 2014 of $175.3 million and $35.3 million, respectively. The three and six months ended June 30, 2015 benefit is primarily the result of reduced claim expectations for an Ambac UK transaction partially resulting from proactive remediation efforts and lower estimated projected losses in the RMBS portfolios stemming from improved deal performance, partially offset by deterioration in certain domestic public finance transactions. Additionally, the six months ended June 30, 2015 losses and loss expenses benefit includes the positive impact of commutations on student loan policies. The three and six months ended June 30, 2014 include $308.1 million of interest expense on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan, which became effective June 12, 2014, in addition to deterioration in certain public finance transactions, partially offset by improvements in RMBS portfolios.
The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
RMBS (1)	$(111.6)	$(234.6)	$(212.9)	$(337.5)
Student Loans	1.9	28.6	(107.4)	(54.2)
Domestic Public Finance	37.8	92.8	64.9	99.8
Ambac UK	(126.8)	(21.2)	(135.9)	16.1
All other credits	(1.4)	(12.2)	(2.2)	(11.7)
Interest on Deferred Amounts	39.6	308.1	79.5	308.1
Loss expenses	13.0	13.8	15.6	14.7
Totals	$(147.5)	$175.3	$(298.4)	$35.3

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The losses and loss expense (benefit) was $11.4 and $(32.8) for the three and six months ended June 30, 2015, respectively, and $(145.5) and $(163.9) for the three and six months ended June 30, 2014, respectively.

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Claims recorded (1)	$80.7	$107.0	$244.3	$231.8
Subrogation received	(80.4)	(169.6)	(162.8)	(239.3)
Net Claims Recorded	$0.3	$(62.6)	$81.5	$(7.5)

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

Insurance Intangible Amortization. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The insurance intangible asset is amortized using a level yield method based on par exposure of the related group of financial guarantee or reinsurance contracts. Amortization will vary based on changes in par runoff, particularly in connection with calls or commutations of insured exposure or changes in foreign exchange rates on outstanding par exposures. For the three and six months ended June 30, 2015, the insurance intangible amortization expense was $38.1 million and $75.5 million. For the three and six months ended June 30, 2014, the insurance intangible amortization expense was $36.3 million and $68.0 million, respectively.
Underwriting and Operating Expenses. Underwriting and operating expenses consist of gross operating expenses plus reinsurance commissions. Reinsurance commissions are included in Financial Guarantee segment results. The following table provides details of underwriting and operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Gross operating expenses	$25.7	$23.0	$50.3	$48.9
Reinsurance commissions, net	0.2	1.0	0.1	0.9
Total	$25.9	$24.0	$50.4	$49.8
Gross operating expenses for the three and six months ended June 30, 2015 were $25.7 million and $50.3 million, an increase of $2.7 million and $1.4 million from gross operating expenses for the three and six months ended June 30, 2014, respectively. The increase for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to higher compensation related to post employment benefits and premium taxes partially offset by lower directors' fees. The increase for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to higher compensation, consulting and outside services, partially offset by lower directors' fees. Lower directors' fees are primarily related to a reduction in equity award expenses related to the timing of prior awards.
As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. Legal and consulting services provided for the benefit of OCI amounted to $1.5 million and $3.0 million during the three and six months ended June 30, 2015, respectively. Legal and consulting services provided for the benefit of OCI amounted to $2.3 million and $3.2 million during the three and six months ended June 30, 2014, respectively.
Interest Expense. Interest expense includes accrued interest on investment agreements and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Interest expense:
Surplus notes	$27.9	$31.5	$55.4	$63.4
Investment agreements	0.3	0.5	0.7	0.9
Total	$28.2	$32.0	$56.1	$64.3
The decrease in interest expense on surplus notes for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily results from the net reduction to the balance of outstanding notes in the first half of 2015 relative to the first half of 2014. The lower outstanding surplus note balance reflects the redemption of approximately 26% of surplus notes (other than junior surplus notes) in November 2014. This decline is offset by interest expense relating to the sale of a junior surplus note originally issued to Ambac by the Segregated Account to a third party trust in August 2014 in connection with a secured borrowing transaction. Subsequent to the sale, the junior surplus note is reflected as debt on Ambac's balance sheet along with other surplus notes and junior surplus notes held by third parties.
Surplus note principal and interest payments require the approval of OCI. Annually from 2011 through 2015, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. The interest of the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued interest for surplus notes and junior surplus notes outstanding to third parties were $263.6 million and $46.3 million, respectively, at June 30, 2015.
Additionally, if OCI approves interest payments on surplus notes in the future, Ambac Assurance will also be required to pay interest accrued on certain repurchased surplus notes through their call option exercise dates. The amount of such unpaid interest on repurchased surplus notes is $38.5 million at June 30, 2015.
Provision for Income Taxes. The provision for income taxes for the three and six months ended June 30, 2015 was $3.9 million and $5.6 million, respectively, an increase of $6.1 million and an increase of $4.6 million compared to the provision for income taxes reported for three and six months ended June 30, 2014. The increase for the three months ended June 30, 2015 was primarily due to a higher provision for Alternative Minimum Taxes ("AMT") of $6.4 million; partially offset by a lower provisions for Ambac UK's Italian branch taxes of $0.3 million. The increase for the six months ended June 30, 2015 was primarily due to a higher provision for AMT of $5.4 million; partially offset by a lower provisions for Ambac UK's Italian branch taxes of 0.8 million. AMT results from the 90% limitation on offsetting Alternative Minimum Taxable Income with AMT NOLs. Italian branch taxes result from pre-tax profits in Ambac UK’s Italian branch, which cannot be offset by losses in other jurisdictions.
At June 30, 2015 the Company had $5.0 billion of loss carryforwards consisting of $4.7 billion of U.S. Federal net ordinary operating loss carryforwards, $1.4 billion at Ambac Financial Group and $3.3 billion at Ambac Assurance, $154 million of capital loss carryforwards at Ambac Assurance, and $103 million of UK source NOLs at Ambac UK.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $157.4 million as of June 30, 2015 and expense sharing and other arrangements with Ambac Assurance. Ambac also has investments of $92.2 million in Ambac Assurance insured RMBS and issued surplus notes, which while less liquid than other investments may be sold. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014), Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain operating costs and expenses. Any expected receipts with regard to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011. Ambac Assurance has utilized all of those NOLs through June 30, 2015 and has accrued for $11.4 million of tolling payments under its NOL tolling agreement with Ambac, after certain credits.
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
Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit derivative contracts, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s future liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts (including payments made under the Reinsurance Agreement in respect of Segregated Account obligations), ceded reinsurance premiums, surplus note principal and interest payments and additional loans to affiliates. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. The level of claims paid by the Segregated Account is subject to the sole discretion of the Rehabilitator, subject to any required approval of the Rehabilitation Court.
Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows and maintenance of a specified level of cash and short-term investments at all times.
As further described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on or about September 20, 2012, the Segregated Account was permitted to pay, and commenced paying, 25% of each permitted policy claim that arose since the commencement of the Segregated Account Rehabilitation Proceedings. As further described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Segregated Account is, and was, obliged to make Interim Payments of 45% of each permitted policy claim to be paid on or after July 21, 2014 in accordance with the amended Segregated Account Rehabilitation Plan and associated rules and guidelines. In addition, as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental

Payments and Special Policy Payments with respect to certain insured securities. The Segregated Account made, in aggregate, Supplemental Payments and Special Policy Payments in respect of permitted policy claims of $6.7 million and $56.8 million during the three and six months ended June 30, 2015, respectively and $8.5 million and $52.4 million during the three and six months ended June 30, 2014, respectively.
As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under the Segregated Account Rehabilitation Plan, Deferred Amounts will accrue interest (i) in the case of permitted policy claims relating to transactions that pay monthly, from the first distribution date (under the transaction documents for the relevant bond) after the date on which the Interim Payment in respect of such permitted policy claim was made until such outstanding policy obligations are paid in full or (ii) for permitted policy claims relating to transactions that do not pay monthly, from the first Payment Date (as defined in the Segregated Account Rehabilitation Plan, as amended) to occur after the date on which the Interim Payment in respect of such permitted policy claim was made until such outstanding policy obligations are paid in full. Interest on Deferred Amounts will accrue generally at an effective rate of 5.1%, compounded annually. The Segregated Account is responsible for Deferred Amounts of $2,961.0 million and unpaid accrued interest of $408.6 million at June 30, 2015. If approved by the Rehabilitator, payment of Deferred Amounts, together with interest thereon, will trigger proportionate redemption payments with respect to surplus notes (other than junior surplus notes). Permitted policy claims, including payments of Deferred Amounts and interest thereon, or increases to the percentage of Interim Payments as required by the Rehabilitator will be material uses of future liquidity.
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
Our ability to recover RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts, our future available liquidity to pay claims would be reduced materially. Ambac Assurance received other subrogation recoveries, net of reinsurance of $80.4 million and $162.8 million during the three and six months ended June 30, 2015, respectively.
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $124.1 million as of June 30, 2015. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
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
Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of June 30, 2015 were issued in connection with structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of June 30, 2015, Ambac had $114.4 million of contingent withdrawal investment agreements related to CLNs. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities. Additionally, management performs regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

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
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Six Months Ended June 30,
($ in million)	2015	2014
Cash provided by (used in):
Operating activities	$38.3	$172.3
Investing activities	(14.7)	14.8
Financing activities	(63.6)	(190.0)
Net cash flow	$(39.9)	$(2.9)
Operating activities
The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, investment coupon receipts, claim and reinsurance recoveries and RMBS subrogation recoveries. The principal uses of Ambac's liquidity are the payment of operating expenses, claim and commutation payments, ceded reinsurance premiums and tax payments. During the six months ended June 30, 2015, Ambac had net loss and loss expense payments of $88.4 million, compared to loss and loss expense recoveries of $73.3 million for the six months ended June 30, 2014. Included in payments for the six months ended June 30, 2015 were commutation and Segregated Account special policy payments for certain policies allocated to the Segregated Account.
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
The net cash used by investing activities for the six months ended June 30, 2015 resulted primarily from sales and maturities of securities.
Financing Activities
Financing activities for the six months ended June 30, 2015 included payments for investment agreement draws of $49.9 million and payments for extinguishment of long-term debt of $13.8 million.
Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. At June 30, 2015 Ambac posted collateral of $108.5 million in connection with its outstanding investment agreements.
Ambac Financial Services, LLC (“AFS”) provides interest rate swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $202.5 million, including independent amounts, under these contracts at June 30, 2015.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets increased by approximately $354 million from December 31, 2014 to $25.5 billion at June 30, 2015, primarily due to higher VIE assets from changes in foreign currency rates, partially offset by (i) lower premium receivables from runoff and early terminations of the insured portfolio, (ii) lower derivative assets from increases in interest rates, and (iii) amortization of the insurance intangible asset during the period. Total liabilities decreased by approximately $20 million from December 31, 2014 to $23.5 billion as of June 30, 2015, primarily as a result of (i) lower loss and loss expense reserves from positive reserve development; (ii) lower unearned premium reserves; and (iii) lower derivative liabilities from increases in interest rates; partially offset by higher VIE liabilities from changes in currency rates offset by higher interest rates and the impact of a higher Ambac Assurance credit valuation adjustment.
As of June 30, 2015 total stockholders’ equity was $2,047 million, compared with total stockholders’ equity of $1,674 million at December 31, 2014. This increase was primarily due to Other Comprehensive Income earned during the period.
Investment Portfolio. Ambac Assurance’s non-VIE investment objective is to achieve the highest after-tax return on a diversified portfolio of primarily fixed income investments while employing asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the jurisdictions in which it is licensed, primarily the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities in the open market given their relative risk/reward characteristics. Ambac Assurance’s investment policies are subject to oversight by the Rehabilitator of the Segregated Account pursuant to contracts entered into between Ambac Assurance and the Segregated Account. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy.
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

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by business segment at June 30, 2015 and December 31, 2014:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
June 30, 2015:
Fixed income securities:
Municipal obligations (1)	$449.4	$—	$—	$449.4
Corporate obligations	1,624.9	—	—	1,624.9
Foreign obligations	110.0	—	—	110.0
U.S. government obligations	58.3	—	—	58.3
U.S. agency obligations	4.3	—	—	4.3
Residential mortgage-backed securities (2)	1,883.8	—	79.6	1,963.4
Collateralized debt obligations	59.1	—	27.5	86.6
Other asset-backed securities	375.6	109.4	110.5	595.5
	4,565.4	109.4	217.6	4,892.4
Short-term (1)	177.7	0.1	19.3	197.1
Other investments	331.7	—	23.1	354.8
	5,074.8	109.5	260.0	5,444.3
Fixed income securities pledged as collateral:
U.S. government obligations	34.9	—	—	34.9
	34.9	—	—	34.9
Total investments	$5,109.7	$109.5	$260.0	$5,479.2
Percent total	93.3%	2.0%	4.7%	100%

December 31, 2014:
Fixed income securities:
Municipal obligations (1)	$525.8	$—	$—	$525.8
Corporate obligations	1,385.6	—	—	1,385.6
Foreign obligations	127.8	—	—	127.8
U.S. government obligations	42.9	—	—	42.9
U.S. agency obligations	29.5	—	—	29.5
Residential mortgage-backed securities (2)	1,710.9	—	—	1,710.9
Collateralized debt obligations	4.4	—	16.7	21.1
Other asset-backed securities	555.2	109.2	217.6	882.0
	4,382.1	109.2	234.3	4,725.6
Short-term (1)	337.0	0.2	22.9	360.1
Other investments	336.0	—	21.0	357.0
	5,055.1	109.4	278.2	5,442.7
Fixed income securities pledged as collateral:
U.S. government obligations	64.3	—	—	64.3
	64.3	—	—	64.3
Total investments	$5,119.4	$109.4	$278.2	$5,507.0
Percent total	93.0%	2.0%	5.0%	100%

(1)	Includes taxable and tax exempt securities.

(2)	Includes RMBS insured by Ambac Assurance.

The following table represents the fair value of mortgage and asset-backed securities at June 30, 2015 and December 31, 2014 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
June 30, 2015:
Residential mortgage-backed securities:
RMBS—Second Lien	$890.4	$—	$1.2	$891.6
RMBS—First-lien—Alt-A	700.4	—	78.4	778.8
RMBS—First Lien—Sub Prime	293.0	—	—	293.0
Total residential mortgage-backed securities	1,883.8	—	79.6	1,963.4
Other asset-backed securities
Military Housing	224.5	—	—	224.5
Credit Cards	22.1	104.9	24.0	151.0
Auto	38.5	4.5	74.2	117.2
Structured Insurance	57.0	—	—	57.0
Student Loans	22.3	—	—	22.3
Other	11.2	—	12.3	23.5
Total other asset-backed securities	375.6	109.4	110.5	595.5
Total	$2,259.4	$109.4	$190.1	$2,558.9

December 31, 2014:
Residential mortgage-backed securities:
RMBS—Second Lien	$872.2	$—	$—	$872.2
RMBS—First-lien—Alt-A	573.2	—	—	573.2
RMBS—First Lien—Sub Prime	265.5	—	—	265.5
Total residential mortgage-backed securities	1,710.9	—	—	1,710.9
Other asset-backed securities
Military Housing	228.8	—	—	228.8
Credit Cards	9.6	104.7	60.5	174.8
Auto	31.0	4.5	125.1	160.6
Structured Insurance	51.4	—	—	51.4
Student Loans	231.7	—	—	231.7
Other	2.7	—	32.0	34.7
Total other asset-backed securities	555.2	109.2	217.6	882.0
Total	$2,266.1	$109.2	$217.6	$2,592.9
The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and BBB- as of June 30, 2015, and CC and BB as of December 31, 2014, respectively.
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

The following table provides the ratings(1) distribution of the fixed income investment portfolio based on fair value at June 30, 2015 and December 31, 2014 by business segment:

Ratings (1)	Financial Guarantee (2)	Financial Services	Corporate	Combined
June 30, 2015
AAA	10%	100%	66%	15%
AA	14	—	—	13
A	19	—	—	17
BBB	13	—	—	12
Below investment grade (2)	40	—	34	39
Not rated	4	—	—	4
Total	100%	100%	100%	100%

December 31, 2014
AAA	14%	100%	100%	20%
AA	12	—	—	11
A	15	—	—	14
BBB	13	—	—	13
Below investment grade (2)	41	—	—	38
Not rated	5	—	—	4
Total	100%	100%	100%	100%

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade bonds insured by Ambac represent 39% of the 2015 and 2014 Financial Guarantee portfolio and 34% and 0% of the Corporate portfolio, respectively.

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of June 30, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	June 30, 2015		December 31, 2014
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value(1)	Gross Unrealized Losses
Municipal obligations:
Less than 12 months	$122.5	$2.6	$77.8	$1.2
Greater than 12 months	121.1	8.3	135.1	5.8
	243.6	10.9	212.9	7.0
Corporate obligations:
Less than 12 months	808.2	17.5	453.5	5.0
Greater than 12 months	96.8	2.4	172.0	4.4
	905.0	19.9	625.5	9.4
Foreign obligations:
Less than 12 months	59.8	2.4	20.8	0.7
Greater than 12 months	14.4	1.7	14.3	0.6
	74.2	4.1	35.1	1.3
U.S. government obligations:
Less than 12 months	11.6	0.5	71.5	0.3
Greater than 12 months	10.7	0.2	14.7	0.3
	22.3	0.7	86.2	0.6
U.S. agency obligations:
Less than 12 months	—	—	25.0	—
Greater than 12 months	4.3	—	4.4	—
	4.3	—	29.4	—
Residential mortgage-backed securities:
Less than 12 months	840.2	44.3	413.2	12.4
Greater than 12 months	11.0	0.8	10.1	1.1
	851.2	45.1	423.3	13.5
Collateralized debt obligations:
Less than 12 months	72.2	0.3	5.0	0.3
Greater than 12 months	—	—	—	—
	72.2	0.3	5.0	0.3
Other asset-backed securities:
Less than 12 months	90.3	0.1	248.8	0.2
Greater than 12 months	9.0	—	0.1	—
	99.3	0.1	248.9	0.2
Short-term securities:
Less than 12 months	0.3	—	8.8	—
Greater than 12 months	—	—	—	—
	0.3	—	8.8	—
Total	$2,272.4	$81.1	$1,675.1	$32.3

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.
Management has determined that the unrealized losses in available-for-sale securities are primarily driven by increases in interest rates and shifts in market risk and liquidity premiums demanded by fixed income investors between April 30, 2013 (the "Fresh Start Reporting Date") and June 30, 2015. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) there being no unexpected principal and interest payment defaults on these securities; (b) an analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management having no intent to sell these securities; and (d) it being not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis.

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of June 30, 2015 and December 31, 2014, by contractual maturity date:

	June 30, 2015		December 31, 2014
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$3.3	$3.3	$—	$—
Due after one year through five years	59.7	58.5	11.8	11.7
Due after five years through ten years	139.7	133.0	151.6	147.6
Due after ten years	51.8	48.8	56.5	53.6
	254.5	243.6	219.9	212.9
Corporate obligations:
Due in one year or less	20.8	20.7	56.1	56.1
Due after one year through five years	419.0	415.1	337.7	334.7
Due after five years through ten years	441.6	429.2	228.1	221.8
Due after ten years	43.5	40.0	13.0	12.9
	924.9	905.0	634.9	625.5
Foreign obligations:
Due in one year or less	2.0	1.7	3.6	3.3
Due after one year through five years	24.7	23.5	11.7	11.4
Due after five years through ten years	47.0	44.9	19.2	18.5
Due after ten years	4.6	4.1	1.9	1.9
	78.3	74.2	36.4	35.1
U.S. government obligations:
Due in one year or less	—	—	1.8	1.8
Due after one year through five years	16.0	15.6	79.9	79.5
Due after five years through ten years	4.2	4.0	3.9	3.8
Due after ten years	2.8	2.7	1.2	1.1
	23.0	22.3	86.8	86.2
U.S. agency obligations:
Due in one year or less	—	—	25.0	25.0
Due after one year through five years	4.3	4.3	4.4	4.4
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	4.3	4.3	29.4	29.4
Residential mortgage-backed securities	896.3	851.2	436.8	423.3
Collateralized debt obligations	72.5	72.2	5.3	5.0
Other asset-backed securities	99.4	99.3	249.1	248.9
Short-term securities	0.3	0.3	8.8	8.8
Total	$2,353.5	$2,272.4	$1,707.4	$1,675.1
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $139.9 million from its reinsurers at June 30, 2015.  These collateral amounts are in excess of Ambac’s reinsurance recoverable on paid and unpaid losses for each reinsurer.  Effective April 8, 2015, at the request of Assured Guaranty Re Ltd., Moody's Investors Service has withdrawn the insurance financial strength ratings it assigned to Assured Guaranty Re Ltd (previously Baa1).  Collateral amounts currently held meet the requirements of the ratings change.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of June 30, 2015 and December 31, 2014, the gross carrying value of the insurance intangible asset was $1,665 million and $1,660 million, respectively. Accumulated amortization of the insurance intangible asset was $326 million and $249 million, as of June 30, 2015 and December 31, 2014, respectively, resulting in a net insurance intangible asset of $1,339 million and $1,411 million, respectively.

Goodwill. At the Fresh Start Reporting Date, goodwill of $515 million was recorded which represented the excess reorganization value which could not be attributed to the fair value of specific identified tangible and intangible assets. As of June 30, 2015 we concluded goodwill was not impaired and the asset remains at $515 million.
Derivative Liabilities. The interest rate derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative liabilities decreased from $407 million to $343 million primarily due to decreases in interest rates and increases in the Ambac CVA during 2015. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $105.7 million at June 30, 2015 and $80.4 million at December 31, 2014 to incorporate the market’s view of Ambac’s credit quality. The higher CVA as of June 30, 2015 is a function of the market's negative perception of Ambac Assurance's credit quality relative to December 31, 2014.
Loss and Loss Expense Reserves. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expense reserves include the unpaid portion of and interest accrued on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of June 30, 2015 and December 31, 2014 were $3,386 million and $3,799 million, respectively. As of June 30, 2015 and December 31, 2014, respectively, $3,370 million and $3,274 million of Segregated Account claims remain unpaid, including unpaid accrued interest on Deferred Amounts of $409 million and $329 million, respectively.
Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
June 30, 2015:
Loss and loss expense reserves	$2,218	$300	$3,261	$(1,227)	$(185)	$4,367
Subrogation recoverable	743	109	155	(1,988)	—	(981)
Totals	$2,961	$409	$3,416	$(3,215)	$(185)	$3,386

December 31, 2014:
Loss and loss expense reserves	$2,172	$235	$3,792	$(1,206)	$(241)	$4,752
Subrogation recoverable	773	94	198	(2,018)	—	(953)
Totals	$2,945	$329	$3,990	$(3,224)	$(241)	$3,799

(1)	Present value of future recoveries include RMBS representation and warranty recoveries of $2,557 and $2,523 at June 30, 2015 and December 31, 2014, respectively.
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims and loss reserves are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 92% of our ever-to-date insurance claims recorded with RMBS comprising 88% of our ever-to-date claims recorded.

The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at June 30, 2015 and December 31, 2014:

		Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions)	Gross par outstanding (1)	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
June 30, 2015:
RMBS	$8,934	$2,951	$408	$1,551	$(3,067)	$(36)	$1,807
Student Loans	1,471	—	—	746	(41)	(41)	664
Domestic Public Finance	5,302	10	1	559	(101)	(62)	407
Ambac UK	944	—	—	445	(6)	(30)	409
All other credits	528	—	—	28	—	(16)	12
Loss expenses	—	—	—	87	—	—	87
Totals	$17,179	$2,961	$409	$3,416	$(3,215)	$(185)	$3,386

December 31, 2014:
RMBS	$9,713	$2,934	$328	$1,766	$(3,077)	$(36)	$1,915
Student Loans	1,764	—	—	969	(34)	(56)	879
Domestic Public Finance	4,796	11	1	520	(109)	(69)	354
Ambac UK	951	—	—	577	(4)	(31)	542
All other credits	1,099	—	—	64	—	(49)	15
Loss expenses	—	—	—	94	—	—	94
Totals	$18,323	$2,945	$329	$3,990	$(3,224)	$(241)	$3,799

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves at June 30, 2015 and December 31, 2014, are $925 and $71 and $915 and $100, respectively. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.
RMBS
Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions collateralized by first and second liens. We established a representation and warranty subrogation recovery as further discussed in Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at June 30, 2015 and December 31, 2014:

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
June 30, 2015:
Second-lien	$1,465	$478	$—	$478
First-lien Mid-prime	2,851	1,622	—	1,622
First-lien Sub-prime	1,497	260	—	260
Other	208	134	—	134
Total Credits Without Subrogation	6,021	2,494	—	2,494
Second-lien	1,718	921	(1,859)	(938)
First-lien Mid-prime	126	418	(232)	186
First-lien Sub-prime	1,069	531	(466)	65
Total Credits With Subrogation	2,913	1,870	(2,557)	(687)
Total	$8,934	$4,364	$(2,557)	$1,807

December 31, 2014:
Second-lien	$1,553	$492	$—	$492
First-lien-Mid-prime	3,105	1,603	—	1,603
First-lien-Sub-prime	1,611	307	—	307
Other	227	139	—	139
Total Credits Without Subrogation	6,496	2,541	—	2,541
Second-lien	1,923	931	(1,838)	(907)
First-lien Mid-prime	136	415	(225)	190
First-lien Sub-prime	1,158	551	(460)	91
Total Credits With Subrogation	3,217	1,897	(2,523)	(626)
Total	$9,713	$4,438	$(2,523)	$1,915
For policies which have estimated representation and warranty subrogation recoveries as of June 30, 2015, Ambac has estimated ultimate losses of $4,084 million, which includes net paid claims of $2,214 million and gross loss reserves of $1,870 million before estimated representation and warranty subrogation recoveries. Gross loss reserves include Deferred Amounts and accrued interest on Deferred Amounts of $1,299 million and $179 million, respectively. These estimated ultimate losses exclude estimated ultimate losses of $979 million (including interest on Deferred Amounts) associated with policies that are the subject of litigation filed in December 2014 against transaction sponsors asserting claims only for fraudulent inducement. Ambac's estimated representation and warranty subrogation recoveries do not include potential recoveries attributed solely to the fraudulent inducement claims in its litigations.
Student Loans
Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and, therefore, are subject to credit risk as with other types of non-guaranteed credits. Default data has shown a significant deterioration in the performance of private student loans underlying some of our transactions. Additionally, due to the failure of the auction rate markets, the interest rates on some student loan securities have increased significantly to punitive levels pursuant to the transaction terms. Such increases have caused the collateralization ratio in these transactions to deteriorate due to negative excess spread and/or the use of principal receipts to pay current interest. The combined increase in defaults and the penalty rate on the auction rate securities continue to erode the collateralization levels in many of the trusts we insure. This impact has been offset by the current low interest rate environment. Total student loan gross loss reserves and related gross par outstanding on Ambac insured obligations were as follows:

	June 30, 2015		December 31, 2014
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss Reserves	Gross Par Outstanding	Gross Loss Reserves
For-Profit Issuers	$1,219	$627	$1,509	$816
Not-For-Profit Issuers	252	37	255	63
Total	$1,471	$664	$1,764	$879
Collateral for the For-Profit Issuers consists of private loans which do not have any federal guarantee as to defaulted principal and interest. Collateral for the Not-For-Profit Issuers primarily consists of private student loans (approximately 96%) and FFELP loans (approximately 4%).

New private student loan capital market transactions require a significant amount of equity which makes the refinancing of Ambac insured transactions backed by private loans difficult for issuers. As such, we do not expect that our private loan exposure, particularly For-Profit Issuers, will be significantly reduced via refinancing in the near term.
REASONABLY POSSIBLE ADDITIONAL NET CASH OUTFLOWS
Ambac’s management believes that the reserves for loss and loss expenses and unearned premium revenues are adequate to cover claims presented, but reserves for loss and loss expenses are based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. As discussed above and in Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, reserves for loss and loss expenses include unpaid claims for insurance policies allocated to the Segregated Account. These unpaid claims are measured based on the estimated cost of settling the claims, which is principal plus accrued interest. The following reasonably possible additional net cash flows exclude changes to such amounts since they are unrelated to the likelihood of issuer default and potential recoveries and they will only be settled at the sole and absolute discretion of the Rehabilitator.
It is possible that our loss estimate assumptions could be understated. We have attempted to identify reasonably possible cash flows using more stressful assumptions. The reasonably possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2015 and assumes an inability to execute commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve.
RMBS
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effects of a weakened economy marked by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be significantly lower than our estimate of $2.6 billion as of June 30, 2015 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.
In the case of both first and second-lien exposures, the reasonably possible stress case assumes a harsher housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at June 30, 2015 could be approximately $160 million.
Student Loans
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, an increase interest rates, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure, such as auction rate securities. For student loan credits for which we have an estimate of expected loss at June 30, 2015, the reasonably possible increase in loss reserves could be approximately $350 million.
Public Finance
It is possible our loss reserves for public finance credits may be under-estimated because most credits and the portfolio as a whole have possible outcomes more adverse than our recorded loss reserves. For public finance credits with loss reserves at June 30, 2015, the reasonably possible increase in loss reserves could be approximately $1,363 million greater than the current probability weighted loss reserve, reflecting the sum of all losses in the highest stress case used in our current loss reserving process.
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
We currently consider high severity outcomes to be outlying and therefore implicitly assign low or remote probabilities to such outcomes in our current loss reserves unless the situation develops adversely. We expect municipal bankruptcies and defaults to continue to be challenging to project given the unique political, governance and policy differences among municipalities as well as the complexity, long duration and relative infrequency of the cases themselves in forums with a sparsity of legal precedent.
Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market that deprives issuers' of access to funding necessary to avoid defaulting on their obligations. While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted market volatility that adversely affects market conditions.
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy and loss of meaningful capital market  access. The Commonwealth has indicated it cannot afford to pay its debts.  The Commonwealth’s announced plans to improve its financial position and prospects include the restructuring of debt obligations, and while terms and timing are unknown, and the targets of their restructuring may change, there is a possibility that we may incur a loss that could be higher than our current reserves.  Ambac's interests are aligned with the long term interests of the Commonwealth and believe that solutions for Puerto Rico's current debt situation and its long-term prosperity include structural changes to improve economic efficiency and growth, along with fiscal reforms and spending disciplines.  Our loss reserves include scenarios designed to cover a range of possible outcomes, but the possible outcomes could shift quickly and materially as this volatile situation unfolds.

Other Credits, including Ambac UK
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because most credits have possible outcomes more adverse than the recorded loss reserve. For all other credits, including Ambac UK, for which we have an expected loss, the sum of all the highest stress case loss scenarios is $535 million greater than the current loss reserve at June 30, 2015.
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
AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance, Everspan and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. For further information, see "Ambac Assurance Statutory Basis Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $235.2 million and $462.1 million at June 30, 2015, respectively, as compared to $100.0 million and $268.4 million at December 31, 2014, respectively. The Segregated Account’s statutory policyholder surplus amount was $388.3 million and $239.3 million as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, Ambac Assurance's surplus as regards to policyholders of $235.2 million exceeded the Minimum Surplus Amount. The increase in policyholder surplus during the second quarter of 2015 was primarily from net income during the period, partially offset by statutory surplus adjustments including contingency reserve contributions. At December 31, 2014, Ambac Assurance’s surplus as regards to policyholders was at the Minimum Surplus Amount and therefore $149.5 million of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. The Segregated Account's increase in policyholder surplus was primarily due to net income during the three and six months ended June 30, 2015.
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

Ambac Assurance’s statutory policyholder surplus includes $378.0 million of junior surplus notes issued by the Segregated Account. These junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations that have claims on the resources of Ambac Assurance and the Segregated Account which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development (inclusive of policies allocated to the Segregated Account), (ii)  approval by OCI of interest payments on existing surplus notes issued by Ambac Assurance or the Segregated Account, (iii)  deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (iv) first time payment defaults of insured obligations, which increase statutory loss reserves, (v) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vi) reinsurance contract terminations at amounts that differ from net assets recorded, (vii) changes to the fair value of investments carried at fair value, (viii) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (ix) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (x) future changes to prescribed SAP practices by the OCI.
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
The deficit in Ambac UK’s shareholder funds under UK GAAP was £10.1 million at June 30, 2015 as compared to a deficit of £103.2 million at December 31, 2014. Ambac UK’s improvement in shareholders’ funds was primarily due to net income, driven by a benefit in losses incurred as a result of a partial commutation of an insurance policy. Notwithstanding the deficit in shareholders’ funds, the directors remain satisfied that Ambac UK has adequate resources to meet its obligations as they fall due and that Ambac UK remains a going concern. At June 30, 2015, the carrying value of cash and investments was £345.6 million, an increase from £337.6 million at December 31, 2014. The increase in cash and investments is due to the continued receipt of premium income and investment coupons from Ambac UK's investment portfolio.
The deficit in Ambac UK’s shareholder funds under UK Regulatory was £285.8 million at June 30, 2015 as compared to a deficit of £416.5 million at December 31, 2014, an improvement primarily due to the commutation noted above. The deficit at June 30, 2015 and December 31, 2014 are in comparison to a regulatory capital requirement of £20.6 million, whereby Ambac UK is deficient in terms of compliance with applicable regulatory capital requirements by £306.4 million and £437.1 million at June 30, 2015 and December 31, 2014, respectively. The regulators are aware of this deficiency and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

The following table reconciles net income attributable to common shareholders to the non-GAAP measure, Operating Earnings (Losses) on a total dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended June 30,
	2015		2014
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common shareholders	$282.7	$6.05	$(207.9)	$(4.61)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(9.7)	(0.21)	2.3	0.05
Effect of consolidating financial guarantee VIEs	(16.4)	(0.35)	52.9	1.17
Insurance intangible amortization	38.1	0.82	36.3	0.81
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	(25.7)	(0.55)	(6.8)	(0.15)
Fair value (gain) loss on derivative products from Ambac CVA	(3.0)	(0.06)	9.9	0.22
Operating earnings (losses)	$266.0	$5.70	$(113.3)	$(2.51)

	Six Months Ended June 30,
	2015		2014
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common shareholders	$497.4	$10.62	$(52.0)	$(1.15)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(5.2)	(0.11)	(1.9)	(0.04)
Effect of consolidating financial guarantee VIEs	(42.5)	(0.91)	53.2	1.18
Insurance intangible amortization	75.5	1.61	68.0	1.51
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	4.1	0.09	(8.5)	(0.19)
Fair value (gain) loss on derivative products from Ambac CVA	(15.7)	(0.33)	4.5	0.10
Operating earnings (losses)	$513.6	$10.97	$63.3	$1.41
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

•
Elimination of the unrealized gains and losses on the Company’s investments that are recorded as a component of accumulated other comprehensive income (“AOCI”). The AOCI component of the fair value adjustment on the investment portfolio may differ from realized gains and losses ultimately recognized by the Company based on the Company’s investment strategy. This adjustment only allows for such gains and losses in Adjusted Book Value when realized.

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	June 30, 2015		December 31, 2014
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,772.9	$39.39	$1,399.1	$31.09
Adjustments:
Non-credit impairment fair value losses on credit derivatives	50.4	1.12	55.7	1.24
Effect of consolidating financial guarantee variable interest entities	(363.1)	(8.07)	(319.1)	(7.09)
Insurance intangible asset and goodwill	(1,853.9)	(41.19)	(1,925.4)	(42.78)
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(80.2)	(1.78)	(64.5)	(1.44)
Net unearned premiums and fees in excess of expected losses	1,295.2	28.78	1,402.3	31.16
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(79.4)	(1.76)	(210.7)	(4.68)
Adjusted book value	$741.9	$16.49	$337.4	$7.50
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Operating Earnings (Losses), including the majority of revenues and expenses but exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment.  Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2014 to June 30, 2015 of $404.5 million was primarily driven by an increase in Ambac's total stockholders equity primarily related to a benefit in loss and loss expenses.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates, credit spread risk and foreign currency risk. There have been no material changes to our exposure to these risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, spread risk, and foreign currency risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers are responsible for developing and applying methods to measure risk. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and sensitivity scenarios to monitor and manage market risk. This process includes frequent analysis of both parallel and non-parallel shifts in benchmark interest rates and “Value-at-Risk” (“VaR”) measures. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Financial instruments of VIEs that are consolidated as a result of Ambac's financial guarantees are excluded from the market risk measures below.
Interest Rate Risk
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment agreements, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac neutralize interest rate risk associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the company's interest rate sensitivity measures. The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at June 30, 2015:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$47	$45	$30	$—	$(49)	$(117)
Estimated net fair value	1,910	1,908	1,893	1,863	1,814	1,746

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of June 30, 2015, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.7 million for a 1 basis point parallel shift in USD swap rates up or down at June 30, 2015. The impact of the macro-hedge is included in the interest rate sensitivity table above.
The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the three and six months ended June 30, 2015, Ambac’s interest rate derivative portfolio VaR averaged approximately $15.7 million, and ranged from a high of $16.5 million to a low of $14.7 million. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
Credit Spread Risk
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
The following table summarizes the estimated change in fair values on Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation credit spreads at June 30, 2015. It is more likely that actual changes in credit spreads will vary by security:

	Change in Reference Obligation Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(57)	$(11)	$—	$11	$45
Estimated fair value	(123)	(77)	(66)	(55)	(21)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $25.5 million reduction to the credit derivatives liability as of June 30, 2015. At June 30, 2015 the credit valuation adjustment resulted in a 27.8% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on measurement of the credit valuation adjustment.
The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $80.2 million as of June 30, 2015.

The following table summarizes the estimated change in fair values on Ambac's credit derivative and interest rate derivative net liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at June 30, 2015:

	Change in Ambac Credit Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$19	$3	$—	$(5)	$(25)
Estimated fair value	(243)	(259)	(262)	(267)	(287)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio neutralize exposure to Ambac credit spreads. Accordingly, such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at June 30, 2015. It is more likely that actual changes in credit spreads will vary by security:

	Change in Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(287)	$(57)	$—	$57	$287
Estimated fair value	2,867	3,097	3,154	3,211	3,441
Foreign Currency Risk
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of June 30, 2015.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(55.1)	$(27.5)	$27.5	$55.1
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
Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Ambac management is committed to maintaining an effective internal control environment over financial reporting. Based on its evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, Ambac’s disclosure controls and procedures were effective.
There was no change in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
There were no repurchases of equity securities made during the three months ended June 30, 2015. Ambac does not have a stock repurchase program.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000,000 of warrants. All trades from July 9, 2015 through August 12, 2015 were completed under a 10b5-1 purchase agreement. As of August 7, 2015, Ambac has repurchased 538,678 warrants totaling $4.7 million. As of June 30, 2015 and August 7, 2015, Ambac had 5,039,479 and 4,500,459 warrants outstanding, respectively, with an exercise price of $16.67 per share and expiration of April 30, 2023.
In addition, under the terms of the 2013 Incentive Compensation Plan, upon the settlement of restricted stock units, and delivery of common stock, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. On July 2, 2015, the Company satisfied such obligations in lieu of issuing 16,066 shares of common stock upon the settlement of 32,878 restricted stock units previously issued to Diana Adams.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description
12.1+	Computation of Ratio of Earnings to Fixed Charges.
23.1	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to Ambac Financial Group, Inc.'s Current Report on Form 8-K filed on July 6, 2015 and incorporated herein by reference).
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed herewith.
++	Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	August 10, 2015	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)