Form 10-K
period 2015-12-31
AMBAC FINANCIAL GROUP INC
filed 2016-02-29
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2015 was $748,861,235. As of February 25, 2016, there were 45,046,996 shares of Common Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s proxy statement for its 2016 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) volatility in the price of Ambac’s common stock; (2) uncertainty concerning our ability to achieve value for holders of Ambac securities, whether from Ambac Assurance Corporation (“Ambac Assurance”) or from new business opportunities; (3) dilution of current shareholder value or adverse effects on our share price resulting from the issuance of additional shares of common stock; (4) adverse effects on our share price resulting from future offerings of debt or equity securities that rank senior to our common stock; (5) potential of rehabilitation proceedings against Ambac Assurance; (6) decisions made by the rehabilitator of the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”) for the benefit of policyholders that may result in material adverse consequences for Ambac’s security holders; (7) our inability to realize the expected recoveries included in our financial statements; (8) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (9) our inability to monetize assets or purchase, restructure or exchange outstanding debt and insurance obligations, or the failure of any such transaction to deliver anticipated results; (10) our results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of our insurance intangible asset; (11) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings by municipal issuers; (12) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan, from rules and procedures governing the payment of permitted policy claims, or from the characterization of our surplus notes as equity; (13) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, collateralized loan obligations, public finance obligations and exposures to reinsurers; (14) risks attendant to the change in composition of securities in our investment portfolio; (15) inadequacy of reserves established for losses and loss expenses; (16) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (17) changes in prevailing interest rates; (18) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (19) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (20) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (21) risks relating to determinations of amounts of impairments taken on investments; (22) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (23) our inability to realize value from Ambac Assurance UK Limited; (24) system security risks; (25) market spreads and pricing on derivative products insured or issued by Ambac or its subsidiaries; (26) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (27) changes in accounting principles or practices that may impact Ambac’s reported financial results; (28) legislative and regulatory developments; (29) operational risks, including with respect to internal processes, risk models, systems and employees, and failures in services or products provided by third parties; (30) Ambac’s financial position and the Segregated Account rehabilitation proceedings that may prompt departures of key employees and may impact our ability to attract qualified executives and employees; and (31) other risks and uncertainties that have not been identified at this time.
PART I
Item 1.    Business
INTRODUCTION
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991.
Following its emergence from bankruptcy in 2013, Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

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

•	Selectively growing and diversifying Ambac, through the development or acquisition of financial services businesses such as advisory, asset servicing, asset management, and/or insurance.

| Ambac Financial Group, Inc. 1 2015 FORM 10-K |

Ambac Assurance is evaluating possibilities for successfully concluding the Segregated Account Rehabilitation Proceedings (as defined below). In pursuing this objective, Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or purchase, restructure or exchange certain outstanding debt and insurance obligations. Ambac Assurance is also discussing with OCI (as defined below)potential options for addressing outstanding Deferred Amounts (as defined below), including accrued interest and surplus notes (other than junior surplus notes). From time to time Ambac Assurance has also discussed with several counterparty creditors a potential exchange pursuant to which outstanding Deferred Amounts, including accrued interest, and surplus notes (other than junior surplus notes) would be exchanged for new securities and/or cash. As of the date of this filing, Ambac Assurance has not reached any agreement on the terms of a potential transaction, and we cannot provide assurance that any such transaction will be entered into by Ambac Assurance in the future, or if it is, as to the timing, terms or conditions of any such transaction. Any such transaction would remain subject to the prior approval of the board of Ambac Assurance, OCI and potentially the Rehabilitation Court (as defined below).
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the authority of the Rehabilitator (as defined below) to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy, as well as other counterparty specific factors. Oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity.
In October 2015, Ambac Assurance introduced a new program to invest in residential real estate owned properties sourced from Ambac Assurance insured transactions.  We are working with third-party vendors for necessary expertise and infrastructure related to this initiative. This program will be rolled out gradually to validate out internal investment thesis. While this program was initiated in order to help remediate losses in the insured portfolio, it has the potential to evolve into a new business opportunity for Ambac.
Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to execute the acquisition or development of any new business. In addition, there can be no assurance that we will be able to obtain the financial and other resources that may be required to finance the acquisition or development of new businesses. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative. For additional risks and uncertainties, please refer to Part I, Item 1A in this Form 10-K.

Ambac has two reportable business segments: Financial Guarantee and Financial Services.
Ambac’s Financial Guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance and its wholly owned subsidiary Ambac Assurance UK Limited (“Ambac UK”), both of which have been in runoff since 2008. Insurance policies insured by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of the financial condition of Ambac Assurance and Ambac UK has prevented these companies from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account (defined below) and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Refer to "Dividend Restrictions, Including Contractual Restrictions" below and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on dividend payment restrictions.
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
Ambac’s Financial Services business segment is operated by subsidiaries of Ambac Assurance. This segment provides financial and investment products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. The financial services businesses are in runoff, which is being effectuated by transaction terminations, settlements, assignments and scheduled

| Ambac Financial Group, Inc. 2 2015 FORM 10-K |

amortization of contracts. The Financial Services business also maintains interest rate derivatives to mitigate exposure to floating rate insured obligations in the Financial Guarantee segment.
Common Stock Restrictions
There are substantial restrictions on the ability to transfer Ambac’s common stock set forth in Article XII of Ambac’s Amended and Restated Certificate of Incorporation. In order to preserve certain tax benefits, subject to limited exceptions, any attempted transfer of common stock shall be prohibited and void to the extent that, as a result of such transfer (or any series of transfers of which such transfer is a part), either (i) any person or group of persons shall become a holder of 5% or more of the Company’s common stock or (ii) the percentage stock ownership interest in Ambac of any holder of 5% or more of the Company’s common stock shall be increased (a “Prohibited Transfer”). These restrictions shall not apply to an attempted transfer if the transferor or the transferee obtains the written approval of Ambac’s Board of Directors to such transfer. A purported transferee of a Prohibited Transfer shall not be recognized as a stockholder of Ambac for any purpose whatsoever in respect of the securities which are the subject of the Prohibited Transfer (the “Excess Securities”). Until the Excess Securities are acquired by another person in a transfer that is not a Prohibited Transfer, the purported transferee of a Prohibited Transfer shall not be entitled with respect to such Excess Securities to any rights of stockholders of Ambac, including, without limitation, the right to vote such Excess Securities and to receive dividends or distributions, whether liquidating or otherwise, in respect thereof, if any. Once the Excess Securities have been acquired in a transfer that is not a Prohibited Transfer, the securities shall cease to be Excess Securities. If the Board determines that a transfer of securities constitutes a Prohibited Transfer then, upon written demand by Ambac, the purported transferee shall transfer or cause to be transferred any certificate or other evidence of ownership of the Excess Securities within the purported transferee’s possession or control, together with any distributions paid by Ambac with respect to such Excess Securities, to an agent designated by Ambac. Such agent shall thereafter sell such Excess Securities and the proceeds of such sale shall be distributed as set forth in the Amended and Restated Certificate of Incorporation. If the purported transferee of a Prohibited Transfer has resold the Excess Securities before receiving such demand, such person shall be deemed to have sold the Excess Securities to Ambac’s agent and shall be required to transfer to such agent the proceeds of such sale, which shall be distributed as set forth in the Amended and Restated Certificate of Incorporation.
Available Information
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
Financial information concerning our business segments for each of 2015, 2014 and 2013 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Form 10-K.
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
Ambac’s financial guarantee insurance policies and credit derivative contracts expose the Company to the direct credit risk of the assets and/or obligor supporting the guaranteed obligation. In addition, insured transactions expose Ambac to indirect risks that may increase our overall risk, such as credit risk separate from, but correlated with, our direct credit risk, market, model, economic, natural disaster and mortality or other non-credit type risks.
Ambac Assurance derives financial guarantee revenues from: (i) premiums earned from insurance contracts, net of reinsurance; (ii) net investment income; (iii) fees from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) amendment and consent fees. Financial guarantee expenditures include (i) loss and commutation payments for credit exposures; (ii) loss-related expenses, including those relating to the remediation of problem credits, and (iii) operating expenses. Premiums for financial guarantees were received either upfront (typical of public finance obligations) or on an installment basis from the cash flows generated by the underlying assets (typical of structured finance obligations). Despite not underwriting new business, Ambac continues to collect premiums on its existing portfolio of guarantees that pay premiums on an installment basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in this Form 10-K for further information.
Risk Management
As part of Ambac's enterprise risk management framework, Ambac has an Asset Liability Management Committee (“ALCO”). ALCO is a multidisciplinary committee with the objective to implement and foster an enterprise wide culture and approach to liquidity management, asset valuation, hedging, and risk remediation. Members of ALCO include the Chief Executive Officer, Chief Financial Officer and senior managers from investment management, capital markets and risk management. ALCO has scheduled monthly meetings and will also meet on an ad hoc basis to consider, for example, the commutation of distressed financial

| Ambac Financial Group, Inc. 3 2015 FORM 10-K |

guarantee exposures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in this Form 10-K for further information on Ambac's enterprise risk management framework.
The Risk Management group is primarily responsible for the development, implementation and oversight of loss mitigation strategies, surveillance and remediation of the insured financial guarantee portfolio (including through the pursuit of recoveries in respect of paid claims and commutations of policies). These activities are integral to Ambac’s strategy of mitigating losses on poorly performing transactions. As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. The Rehabilitator operates the Segregated Account through a management services contract executed between Ambac Assurance and the Segregated Account pursuant to which the Risk Management group and other personnel provide surveillance, remediation and loss mitigation services to the Segregated Account. Furthermore, by virtue of the contracts executed between Ambac Assurance and the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities that have not been allocated to the Segregated Account. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on the contracts between Ambac Assurance and the Segregated Account. As such, the following discussion of Ambac’s risk management practices is qualified by reference to the Rehabilitator’s exercise of any of its rights to alter or eliminate any of these risk management practices.
Ambac’s Risk Management group has an organizational structure designed around the three areas of focus: Portfolio Risk Management and Analysis, Risk Restructuring and Credit Risk Management. The senior managers responsible for these groups report directly to Ambac Assurance's Chief Executive Officer and regularly informs and updates the Audit Committees of the Board of Directors of Ambac and Ambac Assurance with respect to risk-related topics in the insured portfolio.
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
PRM personnel perform periodic surveillance reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Risk-adjusted surveillance strategies have been developed for each bond type with review periods and scope of review based upon each bond type’s risk profile. The risk profile is assessed regularly in response to our own experience and judgments or external factors such as the economic environment and industry trends. Monitoring activities are designed to detect deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely impact the portfolio. Active surveillance enables PRM to track single credit migration and industry credit and performance trends. The focus of the surveillance review is to assess performance, identify credit trends and recommend appropriate credit classifications, ratings and changes to a transaction or bond type’s review period and surveillance requirements. If a problem is detected, the group focuses on loss mitigation by recommending appropriate action and working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac Assurance’s exposure to potential loss. Those credits that are either in default or have developed problems that eventually may lead to a default or claim payment are tracked closely by the appropriate surveillance team and senior risk managers and discussed at regularly scheduled meetings with Credit Risk Management (see discussion following in “Credit Risk Management”). In some cases, PRM will engage workout experts or attorneys and other consultants with appropriate expertise in the targeted loss mitigation area to assist management in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.
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
Surveillance for collateral dependent transactions, including, but not limited to, residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) and student loan transactions, focuses on review of the underlying asset cash flows and, if applicable, the performance of servicers or collateral managers. Ambac Assurance generally receives periodic reporting of transaction performance from issuers or trustees. Risk analysts review these reports to monitor performance and, if necessary, seek legal or accounting advice to ensure that reporting and application of cash flows comply with transaction requirements.
Cross-functional teams have been established, either within PRM or including PRM and others as appropriate given the targeted strategy, to promote the active mitigation and/or remediation of credits or sectors in the insured portfolio. Examples of such teams include teams of professionals focused on (i) the review and enforcement of contractual representations and warranties in RMBS policies, (ii) RMBS servicing oversight and (iii) the analysis and prioritization of policies to target and execute risk reduction and commutation strategies. The establishment and purview of cross-functional teams is targeted to address our highest risk exposures. Members of such teams work with both internal and external experts in the pursuit of risk reduction on all fronts.
The RMBS servicing oversight team focuses on servicer oversight and remediation. Analysts monitor the performance of servicers through a combination of (i) regular reviews of servicer performance; (ii) compliance certificates received from servicer management; (iii) independent rating agency information; (iv)  reviews of servicer financial information; and (v) onsite servicing

| Ambac Financial Group, Inc. 4 2015 FORM 10-K |

diligence. Servicer performance reviews typically include a review of collateral performance, including comparisons against benchmarks, as well as the processes of collection, default management, and loss mitigation. Ambac Assurance may require a back-up servicer or require “term-to-term” servicing which provides for limited, renewable servicing terms in order to provide greater flexibility regarding the servicing arrangements of a particular transaction.
In some transactions, Ambac Assurance has the right to direct a transfer of RMBS and other servicing to an alternative servicer, upon certain events and subject to certain conditions. The decision to exercise this right is made based on various factors, including an assessment of the performance of the existing servicer as outlined above, and an assessment of whether a transfer of servicing may improve the performance of the collateral and reduce risk to Ambac Assurance. In the case of RMBS, Ambac Assurance has developed relationships with preferred servicers. Preferred servicers are selected through a formalized servicer review process that determines, among other key factors, the servicer’s ability and willingness to actively manage intense and proven loss mitigation activities on RMBS. Ambac Assurance may decide to exercise its rights to direct the transfer of servicing to a preferred servicer where such rights are available. The transfer of servicing is done with the objectives of (i) minimizing losses and distress levels by deploying targeted and enhanced loss mitigation programs; (ii) increasing visibility to Ambac Assurance of all servicing activities that impact overall deal performance; (iii) better aligning the servicer’s financial interest to the performance of the underlying deal through the utilization of performance based incentives; and (iv) reducing the risk of servicer underperformance due to servicer financial difficulty.
Ambac Assurance believes that the improved loss mitigation activities, alignment of interests and close monitoring of servicers constitute credible means of minimizing risks and losses related to insured RMBS.
A team of professionals is focused on recoveries from sponsors where Ambac Assurance believes material breaches of representations and warranties has occurred with respect to certain RMBS policies.  The team engages with experienced consultants to perform the re-underwriting of loan files and consults with internal and external legal counsel with regard to loan putbacks as well as settlement and litigation strategies (refer to Note 8. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion on this topic).

Risk Restructuring Group ("RRG")
RRG focuses on the analysis, implementation and execution of commutation and related claims reduction or defeasance strategies primarily for policies allocated to the Segregated Account. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of other loss mitigation strategies in order to target and prioritize policies, or portions thereof, for commutation, bond purchase, refinancing or other claims reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure, and execute such strategies.
Credit Risk Management ("CRM")
CRM manages the decision process for all material matters that affect credit exposures within the insured portfolio. While PRM and RRG are responsible for the credit analysis and the recommendation and execution of credit remediation strategies, CRM provides a forum for independent assessments and approvals and drives consistency and timeliness. Strategic level credit and restructuring issues may also involve the CEO and other executive management to augment the CRM process in the interest of achieving best outcomes. The scope of credit matters under the purview of CRM includes material amendments, waivers and consents, remediation plans, credit review scheduling, adverse credit classification and below investment grade rating designations, adversely classified credit reviews, sector reviews and overall portfolio review. The CRM decision process may involve a review of structural, legal, political and credit issues and also includes determining the proper level of approval, which varies based on the nature and materiality of the matter. Decisions that also have material asset, liability, and liquidity implications, such as commutations, bond purchases and refinancing's may also require ALCO approval. Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of the various credit classifications.
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
The insured portfolio contains exposures that are correlated and/or concentrated. Ambac’s surveillance includes identifying these types of exposures and identifying the risks that would or could trigger credit deterioration across the related exposures. When such risks occur, adverse credit classification may be warranted across many of the correlated and/or concentrated exposures. This is the case with student loans and RMBS, for example, which have several correlations including those associated with consumer lending, unemployment, and home prices. In the past, our not-for-profit healthcare and our leveraged lease exposures experienced periods of stress arising from their concentrated and/or correlated risks, when there were major changes to healthcare reimbursement programs especially Medicaid, or significant weakness in consumer and business travel, in the case of the former and the latter, respectively. In the future, Ambac’s portfolio may be subject to similar credit deterioration arising from concentrated and/or correlated risks. Examples of other such risks that could impact our portfolio, and that our surveillance is designed to monitor include the impact of potential municipal bankruptcy contagion or the impact of large scale domestic military cutbacks on our military housing portfolio or event risk such as natural disasters or other regional stresses. Most such risks cannot be predicted, and may materialize unexpectedly or develop rapidly. Although our

| Ambac Financial Group, Inc. 5 2015 FORM 10-K |

surveillance allows us to connect the event and stress to the related exposures and assign an adverse credit classification and estimate losses across the affected credits, when necessary, we may not have adequate resources or contractual rights and remedies to mitigate loss arising from such risks.
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
Financial Guarantees in Force
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2015 and 2014. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

December 31 ($ in millions)	2015	2014
Public Finance	$65,436	$93,448
Structured Finance	21,814	26,334
International Finance	21,049	24,952
Total net par outstanding	$108,299	$144,734
Included in the above net par exposures at December 31, 2015 and 2014 are $971 and $1,530, respectively, of exposures that were executed in the form of credit derivatives, primarily collateralized loan exposures. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for further discussion of credit derivative exposures.
U.S. Public Finance Insured Portfolio
Ambac’s portfolio of U.S. public finance exposures is $65,436 million, representing 60% of Ambac’s net par outstanding as of December 31, 2015 and a 30% reduction from the amount outstanding at December 31, 2014. This reduction in exposure was mainly due to normal exposure runoff in addition to early terminations, primarily related to lease and tax-backed exposures. While Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public interests. See Note 7. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for exposures by bond type.
Municipal bonds are generally supported directly or indirectly by the issuer’s taxing authority or by public sector fees and assessments which may or may not be specifically pledged. Risk factors in these transactions derive from the municipal issuer, including its fiscal management, politics, and economic position, as well as its ability and willingness to continue to pay its debt service while undergoing severe stress. Municipal bankruptcies, while still relatively uncommon, have occurred, exposing Ambac to the risk of liquidity claims and ultimate losses if issuers cannot successfully adjust their liabilities without impairing creditors.
Not-for-profit transactions are generally supported by the not-for-profit entities’ net revenues and may also include specific pledges, liens and/or mortgages. The entity typically serves a well-defined market and promulgates a public purpose mission. These transactions may afford Ambac contractual protections such as financial covenants and control rights in the event of issuer breaches and defaults. Risk factors in these transactions derive from the creditworthiness of the issuer, including but not limited to its financial condition, leverage, management, business mix, competitive position, industry and socioeconomic trends, government programs, etc. Examples of these types of transactions include not-for-profit hospitals, universities, associations and charities.
Certain issuers in our public finance portfolio have issued floating rate debt, which may introduce interest rate risk to Ambac Assurance. Refer to Auction Rate Securities and Variable Rate Demand Obligation Exposures below for further discussion.
Public/private transactions are generally structured to achieve their targeted public interest objective without direct support from the public sector. Some examples of this type of financing include affordable housing, private education, and privatized military and student housing. Protections within these financings provided to Ambac usually include the strength of the financed asset’s essentiality and public purpose and may include financial covenants, collateral and control rights. Risk factors include financial underperformance, event risk and a shift in the asset’s mission or essentiality. One example of this type of financing is U.S. military housing. Ambac insures approximately $6.0 billion of privatized military housing debt. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). Collateral for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include the ongoing base essentiality, military deployments, the U.S. government’s commitment to fund the BAH, the marketability/attractiveness of the on-base housing units versus off base housing, construction completion, environmental remediation, utility and other operating costs, and housing management.

| Ambac Financial Group, Inc. 6 2015 FORM 10-K |

Puerto Rico
Ambac has exposure to Puerto Rico across several different issuing entities. Each has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. The following table shows Ambac's insured exposure to each issuer segregated by whether such debt obligation is subject to the Priority Debt Provision or "clawback." Ambac has initiated litigation around the application of the "clawback" announced by Puerto Rico's Governor Padilla on December 1, 2015. A description of Ambac's legal challenge is provided in Note 18. Commitments and Contingencies in the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K.

For most Puerto Rico bonds insured by Ambac Assurance, such bonds are not subject to acceleration. For the Ambac-insured Puerto Rico Convention Center District Authority (Hotel Occupancy Tax) bonds, such bonds may be accelerated only with the consent of, or at the direction of, Ambac Assurance. For the Ambac-insured Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue bonds, such bonds may not be accelerated without the consent of Ambac Assurance, subject to the Ambac financial guaranty insurance policy being in full force and effect.

($ in millions)	Ambac Ratings (1)	Net Par Outstanding (2)	Net Par and Interest Outstanding (2)
Exposures Subject to Priority Debt Provision (3)
PR Highways and Transportation Authority (1968 Resolution - Highway Revenue) (4)	BIG	$26	$35
PR Highways and Transportation Authority (1998 Resolution - Senior Lien Transportation Revenue) (4)	BIG	445	852
PR Infrastructure Financing Authority (Special Tax Revenue) (5)	BIG	503	1,074
PR Convention Center District Authority (Hotel Occupancy Tax)	BIG	137	209
Total		1,111	2,170
Exposures Not Subject to Priority Debt Provision
Commonwealth of Puerto Rico - General Obligation Bonds	BIG	56	73
PR Public Buildings Authority - Guaranteed by the Commonwealth of Puerto Rico	BIG	191	299
PR Sales Tax Financing Corporation - Senior Sales Tax Revenue	BIG	805	7,321
Total		1,052	7,693
Total Net Exposure to The Commonwealth of Puerto Rico and Related Entities		$2,163	$9,863

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

(2)	Net Par includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy.

(3)	Commonly known as "clawback" provision pursuant to Section 8 of Article VI of the Constitution of the Commonwealth of Puerto Rico.

(4)	Pledged Revenues for Highway and Transportation Revenue Bonds include Toll Revenues and Investment Earnings which are not subject to the Priority Debt Provision.

(5)
Payable from and secured by proceeds from a federal excise tax imposed on all items produced in Puerto Rico and sold on the mainland of the United States. Currently, rum is the only product from Puerto Rico subject to this federal excise tax.

The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2015:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	BBB+	$1,650	1.5%
California State - GO	A	1,623	1.5%
NYS Thruway Authority, Highway & Bridge Revenue	AA-	834	0.8%
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue	BIG	805	0.7%
Massachusetts Commonwealth - GO	AA	802	0.7%
Chicago, IL - GO	BBB-	625	0.6%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	BIG	579	0.5%
Alameda Corridor Transportation Authority, Transportation Revenue	BBB	508	0.5%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	BIG	503	0.5%
Hickam Community Housing LLC	BBB	480	0.4%
Total		$8,409	7.8%

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal

| Ambac Financial Group, Inc. 7 2015 FORM 10-K |

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

U.S. Structured Finance Portfolio
Ambac’s portfolio of U.S. structured finance exposures is $21,814 million, representing 20% of Ambac’s net par outstanding as of December 31, 2015 and a 17% reduction from the amount outstanding at December 31, 2014. This reduction in exposure was the result of normal exposure runoff, primarily related to residential mortgage-backed policies, in addition to terminations and commutations of student loan and asset backed policies. Insured exposures include securitizations of mortgage loans, home equity loans, student loans, leases, operating assets, collateralized debt obligations ("CDO"), collateralized loan obligations (“CLO”), and other asset-backed financings, in each case where the majority of the underlying collateral risk is situated in the United States. Included within the lease securitization sector are pooled aircraft and railcar transactions. Additionally, Ambac’s structured finance insured portfolio includes secured and unsecured debt issued by investor-owned utilities, structured insurance transactions and aircraft equipment trust certificates. See Note 7. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2015.
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
The following table presents the top five servicers by net par outstanding at December 31, 2015 for U.S. structured finance exposures:

Servicer ($ in millions)	Bond Type	Net Par Outstanding	% of Total Net Par Outstanding
Specialized Loan Servicing, LLC	Mortgage-backed	$2,621	2.4%
Bank of America N.A.	Mortgage-backed	2,608	2.4%
Ocwen Loan Servicing, LLC	Mortgage-backed	1,581	1.5%
Pennsylvania Higher Education Assistance Agency	Student Loan	1,522	1.4%
Wells Fargo Bank	Mortgage-backed	1,374	1.3%

| Ambac Financial Group, Inc. 8 2015 FORM 10-K |

The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2015:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	0.8%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2 (3)	Mortgage Backed Securities	BIG	740	0.7%
Timberlake Financial, LLC	Structured Insurance	BBB	606	0.6%
The National Collegiate Student Loan Trust 2007-4 (3)	Student Loans	BIG	581	0.5%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	558	0.5%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1 (3)	Mortgage Backed Securities	BIG	524	0.5%
Local Insight Media Finance LLC	Asset Backed	BIG	489	0.5%
CenterPoint Energy Inc.	Investor Owned Utility	BBB+	376	0.3%
Consolidated Edison Company of New York	Investor Owned Utility	A	347	0.3%
Option One Mortgage Loan Trust 2007-FXD1 (3)	Mortgage Backed Securities	BIG	336	0.3%
Total			$5,457	5.0%

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

International Finance Insured Portfolio
Ambac’s portfolio of international finance insured exposures is $21,049 million, representing 20% of Ambac’s net par outstanding as of December 31, 2015 and a 16% reduction from the amount outstanding at December 31, 2014. This reduction in exposure was primarily the result of terminations of asset-backed and transportation policies, exposure runoff and the impact of the strengthening of the US dollar. Ambac’s international finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, asset-securitizations, CDOs, utility obligations, and whole business securitizations (e.g. securitizations of substantially all of the operating assets of a corporation). Ambac no longer has insured exposure related to emerging markets. See Note 7. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2015.
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
Ambac UK, which is regulated in the United Kingdom (“UK”), had been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the UK and the European Union with $17,847 million net par outstanding at December 31, 2015. Geographically, Ambac UK’s exposures are principally in the UK and continental Europe. The portfolio of insured exposures underwritten by Ambac UK is financially supported exclusively by the assets of Ambac UK and no capital support arrangements are in place with any other Ambac affiliate. See Additional Insured Portfolio Information - European Union for further details of non-UK exposures.
The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2015. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

| Ambac Financial Group, Inc. 9 2015 FORM 10-K |

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,728	1.6%
National Grid Electricity Transmission	UK-Utility	A-	1,168	1.1%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	1,052	1.0%
Capital Hospitals plc (2)	UK-Infrastructure	BBB	989	0.9%
Telereal Securitisation plc	UK-Asset Securitizations	AA	928	0.9%
Anglian Water	UK-Utility	A-	814	0.8%
Posillipo Finance II S.r.l.	Italy-Sub-Sovereign	BBB-	785	0.7%
National Grid Gas	UK-Utility	A-	751	0.7%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	737	0.7%
RMPA Services plc	UK-Infrastructure	BBB+	710	0.7%
Total			$9,662	8.9%

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
Additional Insured Portfolio Information
Average Life of Insured Portfolio
Ambac Assurance underwrote and priced financial guarantees based on the assumption that the guarantees would remain in force until the maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on par in force at December 31, 2015 is approximately 11 years. The average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for non-contractual reductions, refundings or terminations of insured issues. RMBS policies incorporate assumptions on expected voluntary and involuntary prepayments over the remaining life of the insured obligation.
Issue Size
Ambac Assurance’s financial guarantee exposure in the U.S. public finance market reflects the historical participation across the whole range of deal sizes. U.S. structured finance and international finance transactions generally involved larger transaction sizes. The following table sets forth the distribution of Ambac’s guaranteed portfolio as of December 31, 2015 with respect to the current size of each guaranteed issue:

			Net Par Amount as of December 31, 2015
Current Par Amount ($ in millions)	Number of Issues	% of Total Number of Issues	Amount Outstanding	% of Total
Less than $10 million	3,443	68%	$9,119	8%
$10—less than $50 million	1,114	22%	24,959	23%
$50—$250 million	409	8%	42,756	40%
Greater than $250 million	79	2%	31,465	29%
Total	5,045	100%	$108,299	100%

| Ambac Financial Group, Inc. 10 2015 FORM 10-K |

Geographic Area
The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2015:

Geographic Area ($ in millions)	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
Domestic:
California	$15,461	14.3%
New York	5,719	5.3%
Florida	4,481	4.1%
New Jersey	4,422	4.1%
Texas	3,916	3.6%
Illinois	3,599	3.3%
Colorado	3,313	3.1%
Pennsylvania	2,414	2.2%
Puerto Rico	2,163	2.0%
Massachusetts	2,157	2.0%
Mortgage and asset-backed (1)	12,527	11.6%
Other domestic	27,078	25.0%
Total Domestic	87,250	80.5%
International:
United Kingdom	15,494	14.3%
Australia	1,851	1.7%
Italy	948	0.9%
Austria	737	0.7%
France	288	0.3%
Internationally diversified (2)	974	0.9%
Other international	757	0.7%
Total International Finance	21,049	19.5%
Total	$108,299	100.0%

(1)
Mortgage and asset-backed obligations includes guarantees with multiple locations of risk within the United States and is primarily comprised of residential mortgage and commercial asset-backed securitizations.

(2)	Internationally diversified may include components of U.S. exposure.
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

($ in Millions)	Austria	France	Germany	Ireland	Italy	Spain	Total
Sub-sovereign	$—	$35	$—	$—	$785	$—	$820
Infrastructure / operating ABS	737	253	—	—	163	—	1,153
Structured insurance	—	—	—	79	—	—	79
Investor-owned utility	—	—	50	—	—	43	93
Total	$737	$288	$50	$79	$948	$43	$2,145
Total below investment grade	$737	$—	$50	$—	$—	$43	$830
Ambac does not guarantee any sovereign bonds of the above EU countries. However, the exposures classified as sub sovereign may be impacted should there be adverse financial developments in the EU. Those exposures classified as infrastructure/operating asset backed are concession based where the underlying assets independently generate cash flow without operational reliance on the sovereign. Of the below investment grade exposures, the investor-owned utilities (wind farm and mini hydro-electric plant) are undergoing restructuring processes designed to address their performance issues. The other below investment grade exposure is a road transaction, where performance has been poorer than anticipated due to lower than forecast traffic volumes, however performance is improving. Below investment grade is defined as those exposures with a credit rating below BBB-.

| Ambac Financial Group, Inc. 11 2015 FORM 10-K |

Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of December 31, 2015:

Currency ($ in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$89,114	$89,114
British Pounds		£10,295	15,162
Euros		€1,943	2,110
Australian Dollars	A$	2,261	1,648
New Zealand Dollars	NZ$	389	265
Total			$108,299
Ratings Distribution
The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at December 31, 2015 and 2014 and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at December 31, 2015 and 2014. Below investment grade is defined as those exposures with an internal credit rating below BBB-:

December 31	2015	2014
Ambac Rating(1)
AAA	<1%	<1%
AA	16	19
A	39	42
BBB	27	22
BIG	18	17
Total	100%	100%

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

Summary of Below Investment Grade Exposure:

Bond Type	Net Par Outstanding - December 31,
($ in millions)	2015	2014
Public Finance:
Tax-backed (1)	$2,017	$2,512
General obligation (1)	746	564
Transportation	432	453
Housing (2)	126	841
Health care	6	27
Other	917	1,293
Total Public Finance	4,244	5,690
Structured Finance:
Residential mortgage-backed and home equity—first lien	6,055	7,003
Residential mortgage-backed and home equity—second lien	4,374	5,466
Student loans	1,426	3,092
Structured Insurance	1,037	1,037
Mortgage-backed and home equity—other	251	299
Other	525	536
Total Structured Finance	13,668	17,433
International Finance:
Other	1,880	2,214
Total International Finance	1,880	2,214
Total	$19,792	$25,337

(1)
Tax-backed includes $1,916 and $2,187 of Puerto Rico net par at December 31, 2015 and 2014, respectively. General obligation includes $247 and $250 of Puerto Rico net par at December 31, 2015 and 2014, respectively. Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(2)	Includes $125 and $609 of military housing net par at December 31, 2015 and 2014, respectively.
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

| Ambac Financial Group, Inc. 12 2015 FORM 10-K |

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

The following tables provide, by vintage and type current net par outstanding of Ambac’s U.S. RMBS book of business:

	Total Net Par Outstanding - December 31, 2015					Total Net Par Outstanding - December 31, 2014
Year of Issue ($ in millions)	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other(1)	Total	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other(1)	Total
1998-2001	$11	$386	$1	$236	$634	$23	$450	$2	$293	$768
2002	7	340	31	5	383	14	391	39	8	452
2003	10	488	187	104	789	13	565	227	127	932
2004	451	289	336	7	1,083	625	329	408	15	1,377
2005	544	664	1,211	44	2,463	724	767	1,394	49	2,934
2006	1,615	438	617	65	2,735	2,042	518	700	75	3,335
2007	1,765	336	1,055	144	3,300	2,070	398	1,252	168	3,888
Total	$4,403	$2,941	$3,438	$605	$11,387	$5,511	$3,418	$4,022	$735	$13,686
% of Total RMBS Portfolio	38.7%	25.8%	30.2%	5.3%	100.0%	40.2%	25.0%	29.4%	5.4%	100.0%
% of Related Par Outstanding rated below investment grade (2)	99.4%	93.1%	95.9%	45.1%	93.8%	99.2%	91.7%	95.6%	43.9%	93.3%

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

Student Loans
Ambac Assurance’s student loan portfolio consists primarily of securitized private student loans in addition to a minimal amount of federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”). Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and, therefore, are subject to credit risk as with other types of unguaranteed credits. Higher than expected defaults of private student loans have contributed to the significant deterioration in the performance of some of our transactions. Additionally, due to the failure of the auction rate markets, the interest rates on some student loan securities have increased significantly to punitive levels pursuant to the transaction terms. Such increases have contributed to the collateralization ratio in these transactions deteriorating on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. The combined increase in defaults and the penalty rate on the auction rate securities continue to erode the collateralization levels in many of the trusts we insure. This impact has been offset modestly by the current low interest rate environment.

| Ambac Financial Group, Inc. 13 2015 FORM 10-K |

New private student loan capital market transactions require a significant amount of equity which makes the refinancing of Ambac insured transactions backed by private loans difficult for issuers. As such, we do not expect that our student loan exposure will be significantly reduced via refinancing in the near term.

Student loan net par outstanding on Ambac insured obligations by underlying debt-type are as follows:

December 31 ($ in million)	2015		2014
Debt Type	Net Par	% of Net Par	Net Par	% of Net Par
Auction Rate	$464	20%	$1,022	30%
Fixed Rate	139	6%	181	5%
Floating Rate Notes	1,715	74%	2,163	64%
Debt Service Reserve	5	—%	24	1%
Total	$2,323	100%	$3,390	100%
All of the Auction Rate debt is paying interest at the maximum auction rate or the “penalty rate” pursuant to the transaction documents, reflecting both the failure of the auction rate market as well as the below investment grade credit ratings of the deals.
Auction Rate Securities (“ARS”) and Variable Rate Demand Obligations (“VRDO”):
Ambac insures variable rate obligations including ARS and VRDOs, both of which have rate resets and may have experienced liquidity and / or credit stress during the financial crisis.  While market conditions have improved and most of Ambac’s exposures have stabilized or been refinanced away, there are still some issuers paying higher rates, and in the case of some VRDOs, both higher rates and faster amortization than expected due to failed remarketings.  Many of Ambac’s ARS exposures are paying at failed auction rates that are relatively low in the current market and remain attractive to issuers.  The following table sets forth Ambac Assurance’s financial guarantee net par exposure outstanding, by bond type, relating to such variable rate exposures at December 31, 2015 and 2014:

December 31 ($ in millions)	2015	2014
Investor-owned utilities	$2,277	$2,403
Student Loans	464	1,022
Healthcare	533	825
Lease and Tax-backed	500	570
Transportation	459	403
Utility	293	304
General Obligation	49	107
Other	375	403
Total	$4,950	$6,037
Reinsurance
Ceded Reinsurance:
Ambac Assurance has reinsurance in place pursuant to surplus share treaties and facultative agreements. As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under these reinsurance agreements. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to $136.2 million from its reinsurers at December 31, 2015. As of December 31, 2015, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $10,936 million, with the largest reinsurer accounting for $9,711 million or 8.1% of gross par outstanding at December 31, 2015.
The following table shows the distribution, by bond type, of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2015:

Bond Type ($ in millions)	Ceded Par Amount Outstanding	% of Gross Par Ceded
Public Finance:
General obligation	$2,244	12%
Lease and tax-backed revenue	2,235	9%
Utility revenue	1,272	13%
Transportation revenue	1,091	16%
Housing revenue	986	13%
Higher education	409	11%
Health care revenue	248	10%
Other	107	9%
Total Public Finance	8,592	12%
Structured Finance:
Student loan	712	23%
Investor-owned utilities	581	11%
Mortgage-backed and home equity	143	1%
Asset-backed	64	5%
Other	259	11%
Total Structured Finance	1,759	7%
Total Domestic	10,351	11%
International Finance:
Investor-owned and public utilities	388	5%
Asset-backed	83	2%
Transportation	75	3%
CDOs	39	17%
Total International Finance	585	3%
Total	$10,936	9%
Assumed Reinsurance:
At December 31, 2015, assumed par outstanding was $243.6 million. On March 24, 2010, all assumed reinsurance agreements

| Ambac Financial Group, Inc. 14 2015 FORM 10-K |

with third parties were allocated to the Segregated Account, which will not allow for cancellations without the approval of the Rehabilitator.
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
As the principal, or domiciliary, regulator of Ambac Assurance, the Segregated Account and Everspan, OCI has primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings. Additionally, the accounts and operations of Ambac Assurance and Everspan are subject to periodic comprehensive examinations by the OCI. Wisconsin Insurance Laws require regulated insurance companies to maintain minimum standards of business conduct, maintain minimum surplus to policyholders, meet certain financial tests, and file certain reports, including information concerning their capital structure, ownership and financial condition. Ambac Assurance, the Segregated Account, and Everspan are not subject to risk-based capital requirements, since they are financial guarantee insurers. Ambac Assurance, the Segregated Account and Everspan are in compliance with minimum surplus levels. Wisconsin Insurance Laws also require prior approval by OCI of certain transactions between Ambac Assurance or Everspan and their respective affiliates. As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in

Part II, Item 8 in this Form 10-K, the Rehabilitator of the Segregated Account has imposed certain constraints upon Ambac Assurance through contractual covenants made for the benefit of the Segregated Account and has assumed the authority to control the management of the Segregated Account.
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
New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance and Everspan. The New York financial guarantee insurance law also establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. Wisconsin laws and regulations applicable to financial guarantors, as well as the laws of several other states, are less comprehensive than New York law and relate primarily to single and aggregate risk limits. As a result of the increased statutory capital at December 31, 2015, Ambac Assurance is in compliance with applicable aggregate risk limits but not in compliance with applicable single risk limits. Through run-off of the portfolio, Ambac Assurance will continue to seek the reduction in its exposure to maintain its compliance with applicable single and aggregate risk limits, but may not be able to do so. Everspan is in compliance with all of such limits.
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

| Ambac Financial Group, Inc. 15 2015 FORM 10-K |

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
Applicable rules require that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. These solvency requirements have been amended in order to implement the European Union’s “Solvency II” directive on risk-based capital. The requirements of the Solvency II directive became effective on January 1, 2016 and, during the course of 2015, Ambac UK has been required to make certain transitional Solvency II-compliant regulatory filings with the PRA, which it has done.
Notwithstanding the foregoing, Ambac UK is deficient in terms of compliance with the applicable regulatory capital requirements as of December 31, 2015, and as at January 1, 2016 remains deficient in applicable regulatory requirements under the Solvency II directive effective from that date. The PRA and FCA are aware of the same, and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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
Dividend Restrictions, Including Contractual Restrictions
Due to losses experienced by Ambac Assurance, Ambac Assurance has been unable to pay common dividends to Ambac since 2008 and will be unable to pay common dividends in 2016 without the prior consent of the OCI, which is unlikely. See Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on dividends.
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
Ambac UK is not expected to pay any dividends to Ambac Assurance for the foreseeable future. While the UK insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s and FCA’s capital requirements in practice act as a restriction on the payment of dividends, where a firm has a lower level of regulatory capital than its regulatory capital requirement as is the case for Ambac UK. Further, the FSA amended Ambac UK’s license in 2010 such that the PRA must specifically approve (“non-objection”) any transfer of value and/or assets from Ambac UK to Ambac Assurance or any other Ambac group company, other than in respect of certain disclosed contracts between the two parties (such as in respect of a management services agreement between Ambac Assurance and Ambac UK).
Pursuant to the Settlement Agreement Ambac Assurance may not make any “Restricted Payment” (which includes dividends from Ambac Assurance to Ambac) in excess of $5 million in the aggregate per annum, other than Restricted Payments from Ambac Assurance to Ambac in an amount up to $7.5 million per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro-rata amount of the surplus notes issued by Ambac Assurance under the Settlement Agreement would also need to be redeemed at par.
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

| Ambac Financial Group, Inc. 16 2015 FORM 10-K |

Agreement, and, to the extent that policies allocated to the Segregated Account are implicated, the authority of the Rehabilitator of the Segregated Account to control the management of the Segregated Account.
Investment Agreements
Ambac’s investment agreements were issued to structured finance and municipal issuers through its wholly-owned subsidiary, Ambac Capital Funding. Investment agreements were customized for each investor to provide guaranteed interest and return of principal in accordance with their requirements. Each investment agreement was insured by Ambac Assurance through a financial guarantee insurance policy.
Liquidity risk exists in the business due to contract provisions which require collateral posting and allow for early termination of investment agreements. As of December 31, 2015, all investment agreement principal and accrued interest outstanding of $100.4 million was collateralized. Funding for the collateral and previous early terminations was supported in part through loans between Ambac Capital Funding and Ambac Assurance. At December 31, 2015, Ambac Capital Funding was indebted to Ambac Assurance in the amount of $195.1 million.
See “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 and Note 15. Obligations Under Investment Agreements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on investment agreements.
Derivative Products
The primary activities in the derivative products business are to manage the runoff of derivatives with financial guarantee clients and to facilitate the mitigation of interest rate exposure for the Financial Guarantee segment via swaps and exchange traded U.S. treasury futures. Derivative transactions are executed through Ambac Financial Services (“AFS”), a wholly-owned subsidiary of Ambac Assurance. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee insurance portfolio. This hedge position may have a significant impact on the results of the Financial Services segment. Under the agreements governing the derivative positions, AFS generally must post collateral or margin in excess of the market value of the swaps and futures contracts. In addition, most of AFS’s counterparties currently possess the right to terminate their transactions with AFS and in the event of a full rehabilitation of Ambac Assurance, some of AFS’s swaps could automatically terminate. A sudden termination of AFS’s derivatives, whether voluntarily or automatically, could result in losses. AFS has borrowed cash and securities from Ambac Assurance, to help support its incremental collateral and margin posting requirements, previous termination payments and other cash needs. At December 31, 2015, AFS was indebted to Ambac Assurance in the amounts of $680.6 million in cash loans and $64.6 million in borrowed securities.
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
Funding Conduits
A subsidiary of Ambac has previously transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of December 31, 2015, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities. Ambac does not consolidate these entities under the relevant accounting guidance for consolidation of variable interest entities. See Note 2. Basis of Presentation and Significant Accounting Policies and Note 4. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
INVESTMENTS AND INVESTMENT POLICY
As of December 31, 2015, the consolidated non-VIE investments of Ambac had an aggregate fair value of approximately $5.6 billion. Investments are managed internally by officers of Ambac, who are experienced investment managers, and by external investment managers. All investments are made in accordance with the general objectives and guidelines for investments reviewed or overseen by Ambac Assurance and Ambac UK’s respective Boards of Directors. These guidelines include liquidity, credit quality, diversification and duration objectives, and are periodically reviewed and revised as appropriate. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes procedures on residential mortgage-backed securities consistent with those utilized to assess the risk of our insured RMBS exposures.
As of December 31, 2015, the Ambac Assurance and Everspan non-VIE investment portfolio had an aggregate fair value of approximately $4.7 billion. Ambac Assurance’s and Everspan’s investment objectives are to achieve the highest risk-adjusted after-tax return on a diversified portfolio consistent with Ambac Assurance’s and Everspan’s risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits

| Ambac Financial Group, Inc. 17 2015 FORM 10-K |

on types and quality of investments imposed by applicable insurance laws and regulations. Ambac Assurance purchases Ambac Assurance insured securities given their relative risk/reward characteristics. Ambac Assurance financial guarantee policies related to most of these securities have been allocated to the Segregated Account. As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, Ambac Assurance’s investment policies are subject to certain covenants made for the benefit of the Segregated Account and, therefore, such policies may be subject to restrictions outside the control of management. Such covenants could adversely impact the performance of the investment portfolio.
As of December 31, 2015, the non-VIE Ambac UK investment portfolio had an aggregate fair value of approximately $0.6 billion. Ambac UK’s investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holders and meeting their claims. Ambac UK’s investment portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by its regulator. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.

As of December 31, 2015, the non-VIE Financial Services investment portfolio had an aggregate fair value of approximately $0.1 billion. The primary investment objective is to invest in a diversified portfolio of high-grade securities that produce sufficient cash flow to satisfy all investment agreement liabilities while meeting the related collateral requirements. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.
As of December 31, 2015, the non-VIE Corporate investment portfolio had an aggregate fair value of approximately $0.2 billion. The primary investment objective is to preserve capital for strategic uses while maximizing income. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.
The following tables provide certain information concerning the investments of Ambac:

	2015		2014
Investment Category ($ in thousands) December 31	Carrying Value (1)	Weighted Average Yield (2)	Carrying Value (1)	Weighted Average Yield (2)
Long-term investments:
Taxable bonds	$4,998,076	5.76%	$4,666,727	5.27%
Tax-exempt bonds	110,255	4.08%	123,226	4.15%
Total long-term investments	5,108,331	5.72%	4,789,953	5.24%
Short-term investments	225,789	0.28%	360,065	0.04%
Other investments (3)	310,600	—	357,016	—
Total	$5,644,720	5.49%	$5,507,034	4.86%

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 11. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of Ambac insured securities held in the investment portfolio.

(2)	Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term investments.

(3)
Other investments include equity interests in pooled investment funds which are classified as trading securities and Ambac's equity interest in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.

	2015		2014
Investment Category ($ in thousands) December 31	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
Municipal obligations (2)	$420,770	3.71%	$525,792	3.65%
Corporate securities	1,593,669	2.81%	1,385,594	2.54%
Foreign obligations	96,306	1.07%	127,757	1.86%
U.S. government obligations	91,242	1.06%	107,246	1.14%
U.S. agency obligations	4,212	0.58%	29,486	0.30%
Residential mortgage-backed securities	1,977,338	10.07%	1,710,955	9.70%
Asset-backed securities	924,794	3.46%	903,123	3.65%
Total long-term investments	5,108,331	5.72%	4,789,953	5.24%
Short-term investments (2)	225,789	0.28%	360,065	0.04%
Other investments (3)	310,600	—	357,016	—
Total	$5,644,720	5.49%	$5,507,034	4.86%

| Ambac Financial Group, Inc. 18 2015 FORM 10-K |

(1)	Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term investments.

(2)	Includes taxable and tax-exempt investments.

(3)
Other investments include equity interests in pooled investment funds which are classified as trading securities and Ambac's equity interest in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014

Ambac has RMBS exposure in its investment portfolios. Please refer to the tables in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet” section below for a discussion of the fair value of mortgage and asset-backed securities by classification.
EMPLOYEES
As of December 31, 2015, Ambac had 158 employees in the United States and 13 employees in the UK. Ambac considers its employee relations to be satisfactory.

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
Risks Related to AMBC Common Shares
The price per share of Ambac's common stock may be subject to a high degree of volatility, including significant price declines.
Ambac's common stock, which was issued pursuant to its Reorganization Plan, began trading on the NASDAQ Global Market on May 1, 2013. Although Ambac's common stock is listed on NASDAQ, there can be no assurance as to the liquidity of the trading market or the price at which such shares can be sold. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:

•	changes in investors’ or analysts’ valuation measures for our stock;

•	market trends unrelated to our stock;

•	market and industry perception of our success, or lack thereof, in pursuing our business strategy;

•	results and actions of other participants in our industry;

•	changes in the perceived risk within our insured portfolio; and

•	adverse developments in our financial condition or results of operation.
In addition, the price of Ambac's shares will be affected by the additional risks described below, including risks associated with Ambac Assurance’s ability to deliver value to Ambac.
Ambac may not be able to realize value from Ambac Assurance.
Because Ambac is a holding company, the value of its stock is dependent upon the residual value of its main operating subsidiary,

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
Due to the above considerations, as well as applicable legal and contractual restrictions described elsewhere herein, it is highly unlikely that Ambac Assurance will be able to pay Ambac any dividends for the foreseeable future. Furthermore, the payments to be made to Ambac under the Amended TSA and the Cost Allocation Agreement are subject to contingencies that are difficult to predict, making the amount and timing, if any, of such payments uncertain. Payments to be made under the Amended TSA, in particular, depend on the generation of taxable income by Ambac Assurance above certain thresholds. Ambac Assurance’s ability to generate taxable income above such thresholds is uncertain. Due to these factors, there can be no assurance as to the amounts that Ambac will receive from Ambac Assurance under the Amended TSA.
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

| Ambac Financial Group, Inc. 19 2015 FORM 10-K |

secured notes within three business days of August 28, 2039, the senior secured noteholders may also take possession of and sell the junior surplus note. If such a sale were to occur, it is uncertain whether and to what extent there would be any value for the Owner Trust Certificate after satisfaction of the senior secured notes.
The value of Ambac's common stock may also depend upon the ability of Ambac to generate earnings apart from Ambac Assurance. As noted below, Ambac is exploring new business opportunities, but there are no assurances regarding its ability to enter new businesses or the prospects of any such new businesses.
The issuance of new common stock may dilute current shareholder value or have adverse effects on the market price of Ambac's common stock.
If Ambac raises capital through the issuance of additional shares of common stock, whether for a new business, general corporate purposes, or in exchange for other securities, the value of current shareholders’ interests may be diluted as Ambac is not required to offer any such shares to existing stockholders on a preemptive basis.
Ambac cannot predict the effect, if any, of future sales of its common stock, or the availability of shares for future sales, on the market price of its common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for its common stock.
Future offerings of debt or equity securities that rank senior to Ambac's common stock may adversely affect the market price of its common stock.
If Ambac decides to issue debt or additional equity securities in the future that rank senior to its common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities issued in the future may have rights, preferences and privileges more favorable than those of common stock and may result in dilution to owners of common stock. Because Ambac's decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond its control, it cannot predict or estimate the amount, timing or nature of future offerings. Holders of common stock bear the risk of future offerings reducing the market price of Ambac's common stock and diluting the value of their stock holdings in the Company.
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
Risks Related to Insured Portfolio Losses
Some issuers of public finance obligations we insure are experiencing fiscal stress that could result in increased losses on those obligations or increased liquidity claims, including losses or claims resulting from payment defaults, Chapter 9 bankruptcy proceedings or loss of market access.
We have historically experienced low levels of defaults in our public finance insured portfolio, including during the financial crisis that began in mid-2007. However, some issuers of public finance obligations we insure have reported budget shortfalls, significantly underfunded pensions or other fiscal stresses that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Government entities may also take other actions that may impact their own creditworthiness or the creditworthiness of related issuers. Some issuers of obligations we insure have either defaulted or filed for bankruptcy, raising concerns about their ultimate ability to service the debt we insure and our ability to recover claims paid in the future. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive federal assistance, or if such issuers default or file for bankruptcy under Chapter 9, we may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect our business, financial condition and results of operations.
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
We have significant exposure to the Commonwealth of Puerto Rico, including its affiliates and public corporations. The Commonwealth has announced that it cannot meet its obligations and that it intends to impair some or all of its creditors. The Commonwealth has proposed to restructure its obligations and those of certain of its affiliates and public corporations through a voluntary exchange offer. Although Ambac believes this plan is unlikely to proceed in its current form, it is possible that other alternatives could be proposed or adopted that could significantly impair our exposures,

| Ambac Financial Group, Inc. 20 2015 FORM 10-K |

including by failing to recognize or properly differentiate legal structures and protections applicable to such exposures, such that our loss reserves would need to be increased. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, there could be material variability in our loss reserves for the foreseeable future.
Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and comprehensive earnings.
Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Loss reserves established with respect to our non-derivative financial guarantee insurance policies are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default, management’s ability to execute policy commutations, and estimated remediation recoveries for, among other things, breaches by RMBS issuers of representations and warranties. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, our loss reserves may change materially based on future developments. As a result of the inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that either the actual losses in our financial guarantee insurance portfolio will not exceed such reserves or that our reserves will not increase or decrease materially over time as circumstances, our assumptions, or our models change.
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
We also rely on internally and externally developed complex financial models, including default models related to RMBS and waterfall modeling provided by a nationally recognized vendor for RMBS and student loan exposures, to project performance of our insured obligations. Differences in the models that we employ, and/or flaws in these financial models and/or faulty assumptions inherent in these financial models and those determined by management, could lead to material changes in projected outcomes, and could include increased losses and loss reserves. Uncertainty with respect to the ultimate performance of certain of our insured exposures may result in substantial changes in loss reserves and/or actual losses. Moreover, modeled estimates of transaction performance depend in part on our interpretations of contracts and other bases of our legal rights. Such interpretations may prove to be incorrect or different interpretations may be employed by bond trustees and other transaction participants, which could lead to increased losses and loss reserves.
Our credit risk management policies and practices may not adequately identify significant risks.
As described in Part I, Item 1, “Risk Management” in this Form 10-K, we have established risk management policies and practices which seek to mitigate our exposure to credit risk in our insured portfolio. Ongoing surveillance of credit risks in our insured portfolio is an important component of our risk management. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. If we are not able to identify significant risks, we may not be able to and/or timely remediate such risks, thereby increasing the amount of losses to which we are exposed. An inability to identify significant risks could also result in the failure to establish loss reserves that are sufficient in relation to such risks.
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
While further deterioration in the performance of consumer assets, including mortgage-related assets and student loans, may occur, the timing, extent and duration of any future deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within Ambac Assurance’s portfolio. In addition, there can be no assurance that any governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful or inure to the benefit of the transactions we insure. For example, borrower protection for student loan debt in bankruptcy may adversely affect our portfolio. Similarly, servicer settlements with governmental authorities regarding foreclosure irregularities are generally designed to protect homeowners and may increase losses on securities we insure.
In addition, there can be no assurance that we would be successful, or that we would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS that Ambac Assurance insures in the event of litigation or the bankruptcy of other transaction parties.

| Ambac Financial Group, Inc. 21 2015 FORM 10-K |

Risks Related to the Financial and Credit Markets
Changes in prevailing interest rate levels and market conditions could adversely impact our business results and prospects.
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
Risks Related to Strategic Plan
Ambac is exploring new business opportunities which may not be consummated, or if consummated, may not create value and may negatively impact our financial results.
Ambac is exploring new business opportunities for the Company, which may involve the acquisition of assets or existing businesses or the development of businesses through new or existing subsidiaries. It is not possible at this time to predict the future prospects or other characteristics of any such new business. Efforts to pursue new business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our financial condition. No assurance can be given that Ambac will be able to complete the acquisition or development of any business or, if acquired or developed, generate any earnings or be able to successfully integrate such business into our current operating structure.
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
Risk Related to Rehabilitation
Actions of the Rehabilitator could adversely affect Ambac, including impacting our ability to realize our remediation recoveries.
As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation, loss mitigation and efforts to recover losses in the Segregated Account, including recovery efforts in respect of breaches of representations and warranties by sponsors of Ambac-insured RMBS. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities that remain in Ambac Assurance. Moreover, the Rehabilitator retains the sole discretion to adjust claim payments, to make payments on Deferred Amounts and, with regulatory approval, to make payments on or redeem Segregated Account surplus notes (which would require Ambac Assurance to make proportionate payments on or proportionately redeem its surplus notes). As a result, certain efforts to remediate losses, and certain other actions taken by Ambac Assurance, are subject to the approval of the Rehabilitator, as are decisions about the timing of payments of significant liabilities of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac. Decisions made by the Rehabilitator for the benefit of policyholders may result in material adverse consequences for

| Ambac Financial Group, Inc. 22 2015 FORM 10-K |

Ambac’s securityholders. In addition, we are not able to predict the impact such decisions will have on the remediation of losses, and, in particular, on our efforts to recover losses attributable to breaches of representations and warranties by sponsors of Ambac-insured RMBS, our ability to commute outstanding policies and purchase insured bonds or surplus notes, or how vigorously the Rehabilitator will pursue risk remediation in general. We are similarly unable to predict the decisions of the Rehabilitator as to claims payments or payments on Deferred Amounts or, with regulatory approval, payments on or redemptions of Segregated Account surplus notes, the timing and impact of which may negatively affect our financial condition or results of operations. Furthermore, any negative consequences resulting from payments on or redemptions of Segregated Account surplus notes would be magnified due to the fact that the Rehabilitator’s decision to make such payments would require Ambac Assurance to make proportionate payments on its surplus notes.
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
Risks Related to Capital, Liquidity and Markets
Our inability to realize the expected recoveries included in our financial statements could adversely impact our liquidity and financial condition.
In January 2016, Ambac Assurance settled its RMBS-related disputes and litigation against JP Morgan Chase & Co. and certain of its affiliates (collectively "JP Morgan"). Pursuant to the settlement, JP Morgan paid Ambac Assurance $995,000 in cash. Excluding these amounts. as of December 31, 2015, we have estimated representation and warranty subrogation recoveries of $1,807.3 million (net of reinsurance) included in our financial statements. These recoveries are based on contractual claims arising from RMBS transactions that we have insured, and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios, and do not reflect the best or the worst possible outcomes with respect to any particular transaction or group of transactions. Our ability to recover these amounts is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, intervention by OCI or the Rehabilitator which could impede our ability to take the actions required to realize such recoveries, and uncertainties inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover amounts other than JP Morgan, our stockholders’ equity as of December 31, 2015 would decrease from $1,958.3 million to $151.0 million.
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
We may not be able to successfully monetize assets or purchase, restructure or exchange outstanding debt and insurance obligations.
Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or purchase, restructure or exchange its outstanding debt and insurance obligations. Transactions of this nature may not be feasible or economically viable. Moreover, Ambac Assurance may be unable to secure the approval of the Rehabilitator or OCI to consummate such a transaction. Even if such a transaction is consummated, it may ultimately prove to be unsuccessful in creating value.
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

| Ambac Financial Group, Inc. 23 2015 FORM 10-K |

externally developed financial models to project impairments with respect to RMBS held in our investment portfolio, including Ambac Assurance guaranteed RMBS. Differences in the models we employ and/or flaws in these models and/or faulty assumptions inherent in these models and those determined by management, could lead to increased impairments with respect to RMBS in our investment portfolio.
Risks Related to the Company's Business
We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows.
Ambac Assurance is defending various lawsuits relating to its financial guarantee business. In addition, the Company from time to time receives various regulatory inquiries and requests for information. Please see Note 18. Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for information on these various proceedings.
It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes or of the expenses that will be incurred in defending these lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurring of significant litigation expenses could be material to our business, operations, financial position, profitability or cash flows.
System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.
We rely on our information technology systems for many enterprise-critical functions and a prolonged failure or interruption of these systems for any reason could cause significant disruption to our operations and have a material adverse effect on our business, financial condition and operating results. Our information technology and application systems may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Computer hackers may be able to penetrate our network’s system security and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, we sometimes receive and are required to protect confidential information from third parties. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could cause significant financial losses that are either not or not fully insured against, damage to our reputation, affect our relationships with third parties, lead to claims against us, result in regulatory action, or otherwise have a material adverse effect on our business or results of operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage. Moreover, although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion in the event of a disruption to our information technology and application systems.

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
Our ability to execute on our business strategies depend on the retention and recruitment of qualified executives and other professionals. We rely substantially upon the services of our current executive team. In addition to these officers, we require key staff with risk mitigation, structured finance, insurance, credit, investment, accounting, finance, legal and technical skills. As a result of Ambac’s financial situation and the rehabilitation proceedings for the Segregated Account, there is a higher risk that executive officers and other key staff will leave the Company and replacements may not be motivated to join the Company. The loss of the services of members of our senior management team or our inability to hire and retain other talented personnel could delay or prevent us from succeeding in executing our strategies, which could further negatively impact our business.
The insurance intangible asset, which resulted from the application of fresh start accounting, could adversely affect our results of operations.
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

| Ambac Financial Group, Inc. 24 2015 FORM 10-K |

intangible amortization and adversely affect our results of operations.
The excess reorganization value over the fair value of identified tangible and intangibles assets was reported as goodwill at the fresh start reporting date. The determination of reorganization value and fair value of assets and liabilities was dependent on various estimates and assumptions, including financial projections and the realization of certain events. All goodwill was assigned to the financial guarantee reporting unit, which primarily represents Ambac Assurance Corporation and its subsidiaries. An impairment test at September 30, 2015 indicated the implied fair value of goodwill was zero. As a result, the Company recorded a full non-cash, non-tax deductible goodwill impairment charge for the full carrying value.
Risks Related to Taxation
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
It is possible that certain surplus notes or other obligations may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. Such characterization could result in an “ownership change” of Ambac Assurance for purposes of Section 382 of the Tax Code. If such an ownership change were to occur, the value and amount of the Ambac Assurance NOLs would be substantially impaired, increasing the U.S. federal income tax liability of Ambac Assurance and materially reducing the value of Ambac Assurance’s stock owned by Ambac and the potential of future cash tolling or dividend payments from Ambac Assurance to Ambac.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The executive office of Ambac is located at One State Street Plaza, New York, New York 10004, which consists of 103,484 square feet of office space, under lease agreements that expire in September 2019 (77,613 square feet) and December 2029 (25,871 square feet). This office houses operations for all reportable business segments. The lease expiring in September 2019 has a provision that can extend the lease to December 2029. Ambac leases additional space outside of New York for its data center at a secure facility under a lease agreement that expires in March 2019.
Ambac UK maintain an office in London, England, which consist of 3,514 square feet of office space, under a lease agreement that expires in October 2020 .
Additionally, Ambac maintains a disaster recovery site as part of its Disaster Recovery Plan, which is located approximately 100 miles from One State Street Plaza under a lease that expires in September 2019. This remote warm-back-up facility is complete with user work stations, phone system, data center, internet connectivity and a power generator, capable of serving the needs of the disaster recovery team to support all business segment operations. The plan, facility and systems are revised and upgraded where necessary, and user tested annually to confirm their readiness.

| Ambac Financial Group, Inc. 25 2015 FORM 10-K |

Item 3.    Legal Proceedings
Refer to Notes to the Consolidated Financial Statements—Note 18. Commitments and Contingencies included in Part II, Item 8 in this Form 10-K for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company's common stock is listed on NASDAQ under the symbol “AMBC.” The Company did not pay cash dividends on its common stock during 2015 and 2014 . The high and low common stock prices per share were as follows:

	2015		2014
	High	Low	High	Low
Fourth quarter	$17.39	$12.72	$26.74	$18.60
Third quarter	$19.17	$14.22	$27.54	$21.86
Second quarter	$25.91	$16.44	$32.20	$26.37
First quarter	$27.53	$23.99	$35.61	$22.00
Holders
On February 25, 2016, there were 34 stockholders of record of Ambac’s common stock.
Dividends
Information concerning payments and restrictions on the payment of dividends is set forth in Item 1 above under the caption “Dividend Restrictions, Including Contractual Restrictions" and in Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac’s activity of share purchases during the fourth quarter of 2015. When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. In December 2015, Ambac purchased shares from employees that settled restricted stock units to meet the required tax withholdings.

	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 2015	—	$—	—	—
November 2015	—	—	—	—
December 2015	8,202	14.39	—	—
Fourth Quarter 2015	8,202	$14.39	—	—
There were no other repurchases of equity securities made during the three months ended December 31, 2015. Ambac does not have a stock repurchase program.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000,000 of warrants. As of December 31,

2015, Ambac had repurchased 631,600 warrants at a cost of $5,375,000, leaving 4,407,537 warrants outstanding. There have been no warrant purchase in 2016 through February 25, 2016.

| Ambac Financial Group, Inc. 26 2015 FORM 10-K |

Stock Performance Graph
The following graph compares the performance of an investment in our common stock from the close of business on May 1, 2013, the date we emerged from bankruptcy through December 31, 2015, with the Russell 2000 Index and the S&P 500 Financials Index. The graph assumes $100 was invested on May 1, 2013 in our common Stock at the closing price of $20 per share and at the closing price for the Russell 2000 Index and the S&P 500 Financials Index. It also assumes that dividends (if any) were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

	2013				2014				2015
	5/1	6/30	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Ambac Financial Group, Inc.	$100.00	$119.15	$90.70	$122.80	$155.15	$136.55	$110.50	$122.50	$121.00	$83.20	$72.35	$70.45
Russell 2000 Index	$100.00	$106.08	$116.95	$127.18	$128.61	$131.28	$121.67	$133.54	$139.32	$139.93	$123.25	$127.01
S&P 500 Financials Index	$100.00	$101.49	$106.25	$116.79	$118.30	$123.85	$124.62	$130.09	$130.66	$130.35	$121.31	$129.14

| Ambac Financial Group, Inc. 27 2015 FORM 10-K |

Item 6.    Selected Financial Data
The following financial information for the five years ended December 31, 2015, has been derived from Ambac’s Consolidated Financial Statements. Following the Company’s emergence from bankruptcy on May 1, 2013, the consolidated financial statements reflect the application of fresh start reporting (“Fresh Start”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock and fair value adjustments. The effects of the reorganization and Fresh Start adjustments are recorded in Predecessor Ambac’s Consolidated Statement of Total Comprehensive Income for the period ended April 30, 2013. The financial results of the Company for the periods from May 1, 2013 are referred to as “Successor” and the financial results for the periods through April 30, 2013 are referred to as “Predecessor”. The 2013 Successor Period and the 2013 Predecessor Period are distinct reporting periods. As a result of the implementation of Fresh Start, results and balances are not comparable between Successor Ambac and Predecessor Ambac. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8 in this Form 10-K.

	Successor Ambac			Predecessor Ambac
			Period from	Period from
			May 1 through	Jan. 1 through
	Year Ended December 31,		December 31,	April 30,	Year Ended December 31,
($ in millions, except per share data)	2015	2014	2013	2013	2012	2011
Total Comprehensive Income Highlights:
Gross premiums written	$(37.6)	$(288.3)	$(80.3)	$(14.1)	$(277.5)	(179.0)
Net premiums earned	312.6	246.4	213.5	130.0	414.6	406.0
Net investment income	266.3	300.9	146.4	116.7	382.9	354.8
Other than temporary impairment losses	(25.7)	(25.8)	(46.8)	(0.5)	(6.0)	(63.8)
Net realized investment gains	53.5	58.8	4.5	53.3	72.1	17.3
Net change in fair value of credit derivatives	41.7	23.9	192.9	(60.4)	(9.2)	48.0
Derivative products revenue	(42.5)	(181.1)	114.8	(33.7)	(125.0)	(280.8)
Net realized (losses) gains on extinguishment of debt	0.1	(74.7)	—	—	(177.6)	3.1
Income (loss) on Variable Interest Entities ("VIEs")	31.6	(32.2)	(48.6)	426.6	27.8	(214.4)
Loss and loss expenses (benefit) (1)	(768.7)	(545.6)	(185.1)	(38.1)	683.6	1,859.5
Interest and underwriting and operating expenses	219.2	229.0	153.7	75.6	251.3	269.4
Insurance intangible amortization	169.6	151.8	99.7	—	—	—
Reorganization items	—	0.2	0.5	(2,745.2)	7.2	49.9
Pre-tax income (loss)	510.1	493.3	512.3	3,348.0	(256.5)	(1,882.9)
Net income (loss) attributable to Common Shareholders	493.4	484.1	505.2	3,349.0	(256.7)	(1,960.4)
Total comprehensive income attributable to Ambac Financial Group, Inc.	288.3	692.7	516.9	3,523.9	(94.6)	(1,788.9)
Net income (loss) per share:
Basic	$10.92	$10.73	$11.23	$11.07	$(0.85)	$(6.48)
Diluted	$10.72	$10.31	$10.91	$11.07	$(0.85)	$(6.48)

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within loss and loss expenses (benefit). The expense (benefit) associated with changes to our estimated recoveries for the year ended December 31, 2015 and 2014, the eight months ended December 31, 2013, the four months ended April 30, 2013 and the years ended December 31, 2012 and 2011 were $(303.6) million, $(481.6) million, $199.4 million, $(61.6) million, $195.2 million and $(301.1) million, respectively.

| Ambac Financial Group, Inc. 28 2015 FORM 10-K |

	Successor Ambac			Predecessor Ambac
($ in millions) December 31	2015	2014	2013	2012	2011
Balance Sheet Highlights:
Total non-variable interest entity investments	$5,644.7	$5,507.0	$6,523.7	$6,329.9	$6,877.0
Cash	35.7	73.9	77.4	43.8	16.0
Premium receivable	831.6	1,000.6	1,453.0	1,620.6	2,028.5
Insurance intangible asset	1,212.1	1,410.9	1,598.0	—	—
Goodwill	—	514.5	514.5	—	—
Subrogation recoverable (1)	1,229.3	953.3	498.5	497.3	659.8
Deferred ceded premium	96.8	123.3	145.5	177.9	221.3
Total VIE assets	14,288.5	15,126.1	15,988.7	17,841.9	16,543.2
Total assets	23,728.1	25,159.9	27,092.5	27,085.3	27,113.7
Liabilities subject to compromise	—	—	—	1,704.9	1,707.4
Unearned premiums	1,280.3	1,673.8	2,255.7	2,778.4	3,457.2
Losses and loss expense reserve (1)	4,088.1	4,752.0	5,968.7	6,619.5	7,044.1
Obligations under investment and repurchase agreements	100.4	160.1	359.1	362.0	546.5
Long-term debt (2)	1,125.0	971.1	963.2	150.2	223.6
Derivative liabilities	353.4	406.9	253.9	531.3	414.5
Total VIE liabilities	14,259.8	15,085.7	15,872.8	17,661.7	16,379.4
Total liabilities	21,769.7	23,486.1	26,114.1	30,332.2	30,263.2
Total stockholders’ equity (deficit)	1,958.3	1,673.7	978.4	(3,247.0)	(3,149.5)
Total liabilities and stockholders' equity	$23,728.1	$25,159.9	$27,092.5	$27,085.3	$27,113.7

(1)
Ambac records as a component of its loss reserves and subrogation recoverable, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $2,829.6 million, $2,523.5 million, $2,206.6 million, $2,523.2 million and $2,720.3 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

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
COMPANY OVERVIEW
See Note 1. Background and Business Description for a description of the Company, our business segments and our key strategies to achieve our primary goal to maximize shareholder value.
EXECUTIVE SUMMARY
Ambac Assurance:
A key strategy for Ambac is to increase the value of its investment in Ambac Assurance by actively managing its assets and liabilities. Management evaluates the potential impact of loss mitigation strategies in order to target and prioritize policies, or portions thereof, for commutation, bond purchase, refinancing or other claims reduction or defeasance strategies.

Asset Management:
During 2015, Ambac acquired $635.2 million of distressed Ambac-insured securities, including $590.0 million of insured RMBS for policies allocated to the Segregated Account and $45.2 million of other insured securities. Future cash flows relating to those invested assets allocated to the Segregated Account include the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments ("Deferred Amounts"). At the end of 2015, Ambac owned approximately $1.17 billion, or 34% of the total Deferred Amounts outstanding. These investments along with other investment activity contributed to an increase in the US financial guarantee long-term portfolio yield from 5.76% at December 31, 2014 to 6.01% at December 31, 2015. Ambac will continue to opportunistically purchase Ambac-insured securities.

| Ambac Financial Group, Inc. 29 2015 FORM 10-K |

Liability and Insured Exposure Management:
The following table provides a comparison of both total and below investment grade ("BIG") net par outstanding at December 31, 2015 and 2014. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy.

December 31 ($ in billions)	2015	2014	$ Variance	% Variance
Total	$108.3	$144.7	$(36.4)	(25)%
BIG	19.8	25.3	(5.5)	(22)%
The reduction in total net par outstanding was accelerated by several company-led initiatives, including the following notable transactions: $929 million (US equivalent) of net par exposure to Eurotunnel; $335 million (US equivalent) of net par to Rome Airport; $208 million of net par exposure to distressed pooled aircraft lease securitizations; $1,067 million of student loan net par exposure, including commutations of $182 million to South Carolina Student Loan Corp. and $643 million to National Collegiate Student Loan Trust; and $241 million of net par exposure to the Puerto Rico Highways and Transportation Authority.
The reduction in below investment grade net par outstanding was primarily due to (i) ratings upgrades and commutations of student loan policies, (ii) reductions to residential mortgage-backed securities during the year as a result of both prepayments by issuers and claims presented to Ambac Assurance and (iii) upgrades of housing credits to investment grade.
Although our insured portfolio has performed satisfactorily over the course of 2015, we have experienced stress within our $2.2 billion of exposures to Puerto Rico across several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part I, Item 1 in this Form 10-K for a further discussion of our exposures to the Commonwealth of Puerto Rico.
Ambac:
As of December 31, 2015 the total cash and investments of Ambac was $261.4 million, which include the following:

•	Liquid investments in asset backed and short-term securities of $147.6 million

•	Investments in Ambac-insured securities with a fair value of $76.3 million

•	Investments in Ambac Assurance surplus notes with a fair value of $12.2 million, which is eliminated in consolidation

•
Residual interest in a VIE Trust that was created in 2014 to monetize Ambac's ownership interest in junior surplus notes issued by the Segregated Account. Ambac's carrying value of this investment was $25.3 million at December 31, 2015. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on this transaction.

During 2015, pursuant to a $10 million authorization from the Board of Directors, Ambac purchased 631,600 warrants at a cost of $5.4 million, leaving 4,407,537 warrants outstanding. Ambac will opportunistically consider additional purchases in the future.
As a result of positive operating results at Ambac Assurance in 2015, Ambac is expected to receive $70.9 million in tax tolling payments in May 2016 (subject to review by the Rehabilitator), further increasing its liquidity to support its strategy to grow and diversify Ambac.
During 2015, Ambac established an Enterprise Risk Management framework described below.
Enterprise Risk Management:
The Company's policies and procedures relating to risk assessment and risk management are overseen by its Board of Directors. The Board takes an enterprise-wide approach to risk management oversight that is designed to support the Company's business plans at a reasonable level of risk. A fundamental part of risk assessment and risk management is not only understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board of Directors annually reviews the Company's business plan, factoring risk management into account. It also approves the Company's risk appetite statement, which articulates the Company's tolerance for risk and describes the general types of risk that the Company accepts or attempts to avoid.
While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibilities related to risk assessment and risk management, and management has responsibility for managing the risks to which the Company is exposed and reporting on such matters to the Board of Directors and applicable Board committees.
The Audit Committee oversees the management of risks associated with the integrity of Ambac’s financial statements and its compliance with legal and regulatory requirements. In addition, the Audit Committee discusses policies with respect to risk assessment and risk management, including major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee reviews with management, internal auditors, and external auditors Ambac's accounting policies, our system of internal controls over financial reporting, and the quality and appropriateness of disclosure and content in the financial statements and other external financial communications.
The Compensation Committee oversees the management of risk primarily associated with our ability to attract, motivate and retain quality talent, particularly executive talent, compensation structures that might lead to undue risk taking, and disclosure of our executive compensation philosophies, strategies and activities.
The Governance and Nominating Committee oversees the management of risk primarily associated with Ambac’s ability to attract, motivate and retain quality directors, Ambac’s corporate governance programs and practices and our compliance therewith. Additionally, the Governance and Nominating Committee oversees the processes for evaluation of the performance of the Board, its committees and management each year and considers risk management effectiveness as part of their evaluation. The Governance and Nominating Committee also performs oversight of the business ethics and compliance program, and reviews compliance with Ambac’s Code of Business Conduct.

| Ambac Financial Group, Inc. 30 2015 FORM 10-K |

The Strategy and Risk Policy Committee oversees the management of risk and risk appetite primarily with respect to strategic plans and initiatives, oversight of Ambac’s capital structure, financing and treasury matters and oversight of management's process for the identification, evaluation and mitigation of Ambac’s financial and commercial-related risks.
The full Board also receives quarterly updates from Board committees, and the Board provides guidance to individual committee activities as appropriate.
In order to assist the board of directors in overseeing Ambac’s risk management, Ambac uses enterprise risk management, a company-wide initiative that involves the Board of Directors, management and other personnel in an integrated effort to identify, assess and manage risks that may affect the Company’s ability to execute on its corporate strategy and fulfill its business objectives. These activities entail the identification, prioritization and assessment of a broad range of risks (e.g., credit, financial, legal, liquidity, market, model, operational, regulatory and strategic), and the formulation of plans to manage these risks or mitigate their effects.
The Enterprise Risk Committee (“ERC”) is a management committee which is comprised of senior level management responsible for assisting in the management of the Company’s risks on an individual and aggregate basis. The ERC produces the relevant risk management information for senior management, the Board of Directors and applicable Board committees.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac's Consolidated Financial Statements have been prepared in accordance with GAAP. This section highlights accounting estimates management views as critical because they require management to make difficult and subjective judgments regarding matters that are inherently uncertain and subject to change. These estimates are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates, and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates from time to time.
Management has identified the following critical accounting policies and estimates: (i) loss and loss expense reserves, (ii) valuation of financial instruments, (iii) valuation of deferred tax assets, and (iv) goodwill. Management has discussed each of these critical accounting policies and estimates with the Audit Committee, including the reasons why they are considered critical, and how current and anticipated future events impact those determinations. Additional information about these policies can be found in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Losses and Loss Expense Reserves:
The loss and loss expense reserves ("loss reserves") discussed in this section relate only to Ambac’s non-derivative financial guarantee business for insurance policies issued to beneficiaries, including unconsolidated VIEs. Ambac's loss reserves include: i) unpaid claims and ii) estimates of expected future losses, net of expected future recoveries. Unpaid claims, which include accrued interest, represent claims that have not yet been paid for policies allocated to the Segregated Account. Expected future losses, net of expected future recoveries, represent the present value of probability-weighted estimated net cash flows discounted at a risk-free discount rate. While unpaid claims are known and therefore not a subjective estimate, expected future losses, net of expected future recoveries, are inherently uncertain. As such, the remaining discussion is limited to addressing expected future losses, net of expected future recoveries.
The evaluation process for expected future losses is subject to certain estimates and judgments regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation, litigation settlements, refinancings and/or other settlement outcomes) and the expected loss severity of credits for each insurance contract.
As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. The loss reserves for many transactions are derived from the issuer’s creditworthiness. For public finance issuers loss reserves will consider not only creditworthiness but also the political and economic status and prospects. The loss reserves for other transactions which have no direct issuer support, such as most structured finance exposures, including RMBS and pooled student loan exposures, are derived from the default activity and loss given default of collateral supporting the transactions. Many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves as well as our ability to execute workout strategies and commutations. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic prosperity. Reinsurance contracts mitigate our loss reserve. Since Ambac has little exposure ceded to reinsurers, it is unlikely to have a significant effect on loss reserve volatility.
The table below indicates the gross par outstanding and gross loss reserves (including loss expenses) related to policies in Ambac’s loss and loss expense reserves at December 31, 2015 and 2014:

| Ambac Financial Group, Inc. 31 2015 FORM 10-K |

	2015		2014
($ in millions) December 31	Gross par outstanding(1)	Gross Loss and Loss Expense Reserves(1)(2)(3)	Gross par outstanding(1)	Gross Loss and Loss Expense Reserves(1)(2)(3)
RMBS	$8,067	$1,401	$9,713	$1,915
Student Loans	1,207	486	1,764	879
Domestic Public Finance	5,246	470	4,796	354
Ambac UK	943	420	951	542
All other credits	513	9	1,099	15
Loss expenses	—	73	—	94
Totals	$15,976	$2,859	$18,323	$3,799

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves at December 31, 2015 and 2014, are $847 and $44 and $915 and $100, respectively. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)
Loss and Loss Expense reserves at December 31, 2015 of $2,859 are included in the balance sheet in the following line items: Loss and loss expense reserves: $4,088 and Subrogation recoverable: $1,229. Loss and Loss Expense reserves at December 31, 2014 of $3,799 are included in the balance sheet in the following line items: Loss and loss expense reserves: $4,752 and Subrogation recoverable: $953.

(3)
Included in Gross Loss and Loss Expense Reserves are unpaid claims of $3,459 and $3,274 at December 31, 2015 and 2014, respectively, related to policies allocated to the Segregated Account, inclusive of accrued interest payable on Deferred Amounts of $491 and $329, respectively.

See Note 2. Basis of Presentation and Significant Accounting Policies for a description of the cash flow and statistical methodologies used to develop loss reserves. Most of our reserved credits with large loss reserves utilize the cash flow method of reserving. Alternative cash flow scenarios are developed to represent the range of possible outcomes and resultant future claims payments and timing. Both scenarios and probabilities are adjusted regularly to reflect changes in status, outlook and our analysis and views. Significant judgment is used to develop the cash flow assumptions, and there can be no certainty that the modeled scenarios or probabilities will not deviate materially from either the ultimate outcomes or any developments in advance of such outcomes.
In some cases, such as the RMBS and pooled student loans, which are described more fully below, cash flow projections include the modeling of an issuer or transaction’s future revenues and expenses to determine the resources available to pay debt service on our insured obligations. In other cases, such as many public finance exposures including our Puerto Rico exposures, we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the fiscal, economic, legal and political framework. We then develop multiple scenarios where issuer debt service is paid, missed and/or haircut with claims paid then modeled for any recovery amount and timing. In our experience, this has been an effective approach to loss reserving these types of credits, but there is no certainty our assumptions as to scenarios or probabilities will not be subject to material changes as developments occur or that this method will be as effective in the future as it has been in the past.
RMBS Expected Future Losses
Ambac insures RMBS transactions collateralized by first-lien mortgages. Ambac classifies its insured first-lien RMBS exposure principally into two broad credit risk classes: mid-prime (including Alt-A, interest only, and negative amortization) and sub-prime. Mid-prime loans were typically made to borrowers who had credit profiles stronger than sub-prime loans, but weaker than prime loans. Compared with mid-prime loans, sub-prime loans typically had higher loan-to-value ratios, reflecting the greater difficulty that sub-

prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing.
Ambac has also insured RMBS transactions collateralized predominantly by second-lien mortgage loans such as closed-end seconds and home equity lines of credit. A second-lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second-lien loan is subordinate to the first-lien loan outstanding on the home. Borrowers are obligated to make monthly payments on both their first and second-lien loans. If the borrower defaults on the payments due under these loans and the property is subsequently liquidated, the liquidation proceeds are first utilized to pay off the first-lien loan (as well as other costs) and any remaining funds are applied to pay off the second-lien loan. As a result of this subordinate position to the first-lien loan, second-lien loans carry a significantly higher severity in the event of a loss, approaching or exceeding 100%.
Ambac primarily utilizes a statistically based cash flow model (“RMBS cash flow model”) to develop estimates of projected losses for both our first and second lien transactions. The RMBS cash flow model projects collateral performance utilizing: (i) the transaction’s underlying loans' characteristics and status, (ii) projected home price appreciation (“HPA”) and (iii) projected interest rates. We source HPA projections from a market accepted vendor and interest rate projections are developed from market sources. We generally utilize waterfall projections from a market accepted vendor which models securitization deal structures. In some cases, we may utilize an alternative waterfall structure when our legal and commercial analysis of the transaction’s payment structure differs from the vendor’s waterfall structure.
We compare monthly claims submitted against the trustees’ reports, third-party provided waterfall models and our understanding of the transactions’ structures to identify and resolve discrepancies. We also systematically review the vendor’s published waterfall revisions to further identify material discrepancies. Resolving discrepancies is challenging and may take place over an extended period of time. Moreover, transaction documents are subject to interpretation, and our interpretation or that of the vendor and as reflected in our loss reserves may prove to be incorrect and/or not consistent with trustees directing cash flows in the future.

| Ambac Financial Group, Inc. 32 2015 FORM 10-K |

In our experience, market performance and model characteristics change and are updated through time and a regular review of current models, alternative models and the overall approach to loss estimation is beneficial. The RMBS cash flow model is subject to ongoing refinements and/or replacement resulting from industry research as well as performance analysis that may better inform model assumptions, improvements to model capabilities and other factors.
Second-Lien Model:
The RMBS cash flow model estimates mortgage loan collateral performance, the effect of such collateral cash flows within the transaction waterfall and the liability structure we insure. Collateral performance is frequently modeled at the deal level given the paucity of mortgage loan level data for second-lien transactions. In the absence of specific loan-level information, the deal-level approach evaluates a loan pool as if it were a single loan, selecting certain aggregated deal-level characteristics to then perform a series of statistical analyses. We use three HPA projection scenarios to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with lower probabilities to the stress and upside cases. This deal-level approach of the RMBS cash flow model takes relatively complicated monthly collateral performance and divides it into two parts: a borrower-behavior-dependent stage and a servicer-behavior-dependent stage.
The borrower stage is designed to forecast the probability of a loan’s present delinquency status transitioning to any of eight future statuses. The deal-level approach projects performance using a roll-rate that evaluates the possible future state of a loan based on its current status and three variables: average FICO (credit score), average current consolidated loan to value ratio (“CLTV”) and an overall quality indicator. The servicer-behavior-dependent stage governs a loan’s life cycle after it reaches 180 or more days delinquent. This stage evaluates the servicer’s propensity to foreclose or pursue a short sale, the speed of the foreclosure process, and the speed of the post-foreclosure distressed property liquidation. The transition probabilities between stages are assumed by the model to depend upon how long a loan has already been in a particular status, as well as on the servicer-specific and state-specific liquidation timeline factors.
First-Lien Model:
For most first-lien transactions, the RMBS cash flow model utilizes mortgage loan level data from recognized market sources to calculate each loan’s probability of default and prepayment based on the characteristics of the loan. The loan-level approach of the RMBS cash flow model uses the results of a regression analysis to project prepayment and default vectors on a monthly basis based on its embedded risks. For first-lien transactions that do not have loan-level data available, we use the deal-level approach of the regression model that is described in the Second-Lien section above.
There are three general stages with the loan-level approach of the RMBS cash flow model: current, prepayment or default. The model then looks beyond the stages to assess a set of loans based on a number of individual characteristics that are distinct to that set of loans. The model will project performance based on the borrower’s given probability of transitioning that month. Servicer behavior is a variable in the loan-level approach of the regression model used to calculate the impact of servicer performance on the associated collateral. Consistent with the second-lien modeling, we consider three HPA scenarios in the RMBS cash flow model to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with lower probabilities to the stress and upside cases.
Other RMBS Factors:
Additional factors that may impact ultimate RMBS second-lien and first-lien losses include, but may not be limited to, mortgage insurance, servicer intervention and third-party settlements.
Mortgage insurance: Five of our mortgage-backed transactions have pool-level mortgage insurance remaining. Pool mortgage insurance is a master policy issued to the mortgage securitization trust, which indemnifies the trust either on a first loss or mezzanine basis in the event that covered mortgage loans in the trust default. The mortgage insurance master policy specifies the particular characteristics and conditions of each individual loan within the mortgage trust that is subject to coverage. The policy also includes various conditions such as exclusions, conditions for notification of loans in default and claims settlement. We have noted with regard to these transactions that payment by mortgage insurers of claims presented by the mortgage trusts has been inconsistent, resulting in higher claims presented under Ambac Assurance’s financial guarantee policies. As a result, the benefit of mortgage insurance on our loss reserve estimate is negligible.
Servicer Intervention: We include in our modeling the steps which Ambac is taking to address shortcomings in servicing performance including transfers of servicing where such transfers have taken place. Ambac has initiated programs with selected servicers that we believe will mitigate losses on such transactions through intervention strategies such as loan modifications, improved liquidation timelines and short sales. Ambac believes these are the principal controllable factors that will result in reduced losses over time. Given the uncertainty in initiating additional programs of this nature, we give credit in our models only on exposures that have already transferred servicing or entered into special servicing agreements.
Third party settlements: To the extent that we are aware of settlements between issuers and investors or trustees which may provide for recoveries within certain insured RMBS trusts, we have incorporated in our modeling of collateral losses reflecting our estimate of the probable amount and timing of these settlements.
RMBS Expected Representation and Warranty Subrogation Recoveries
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W") described herein. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations or warranties
The RMBS R&W subrogation recovery estimate is subject to significant uncertainty, including risks inherent in litigation,

| Ambac Financial Group, Inc. 33 2015 FORM 10-K |

collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, intervention by OCI which could impede our ability to take actions required to realize such recoveries, and uncertainties inherent in the assumptions used in estimating such recoveries. Refer to Note 2. Basis of Presentation and Significant Accounting Policies and Note 8. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information regarding the estimation process for representation and warranty subrogation recoveries.
Student Loan Expected Future Losses
The significant majority of our student loan portfolio consists of credits collateralized by private student loans, with a small portion collateralized by federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”).
The calculation of loss reserves for our student loan portfolio involves evaluating numerous factors that can impact ultimate losses. The factor which contributes the greatest degree of uncertainty in ascertaining appropriate loss reserves is the long time horizon associated with the final legal maturity date of the bonds. Most of the student loan bonds which we insure were issued with original terms of 20 to 40 years until final maturity. Since our policy covers timely interest and ultimate principal payment, our loss projections must make assumptions for many factors covering a long time horizon. Key assumptions that will impact ultimate losses include but are not limited to the following: collateral performance (which is highly correlated to the economic environment), interest rates, operating risks associated with the issuer, servicers and administrators, issuers’ willingness and ability to refinance, investor appetite for tendering or commuting insured obligations at a discount and, as applicable, Ambac’s ability and willingness to commute policies.
In evaluating our student loan portfolio, the majority of our losses are projected using a cash flow approach. In order to project collateral performance under the cash flow approach, we use an internally developed default projection tool. This tool constructs lifetime cohort default curves based on loan and deal-level historical performance data. The cohort default curves are then used to extrapolate future default behavior. In addition, we use a regression based recovery forecast tool to derive the ultimate losses on the transactions. This regression based recovery forecast is grounded in deal-level performance data. Losses for a portion of deals are forecast using internal loss estimations to project transaction-level assumptions such as defaults, recoveries and prepayments based on analysis of historical experience adjusted for current economic conditions and changes to collateral composition since origination. In both approaches where collateral performance is projected, the transaction losses are incorporated into a third party liability/waterfall model to develop loss estimates for our exposures. This liability/waterfall model allows us to capture the impact of each transaction’s specific structure (e.g. the waterfall priority of payments, triggers, redemption priority) to generate our specific projected claims profile in various base, upside and downside scenarios.
We develop and assign probabilities to multiple cash flow scenarios based on each transaction’s unique characteristics. Probabilities assigned are based on available data related to the credit, information from contact with the issuer (if applicable), and any economic or market information that may impact the outcomes of the various scenarios being evaluated. Our base case usually projects deal performance out to maturity using expected loss assumptions and interest rates utilizing the projected forward interest rate curve at the reporting date. As appropriate, we also develop other cases that incorporate various upside and downside scenarios that may include changes to defaults and recoveries.
For the remainder of the losses in the student loan portfolio we use a statistical expected loss approach. As more fully described in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, the statistical methodology uses probability of default and loss given default (“LGD”) metrics under various scenarios to derive a weighted average loss expectation. The scenarios used under the statistical expected loss approach evaluate each transaction under base case and stress case scenarios. The main drivers in assigning appropriate probabilities to LGDs for each policy includes an analysis of the collateral mix; debt type and interest rates; parity level; enhancement levels and remediation opportunities. We utilize the statistical expected loss approach for certain deals in our student loan portfolio, including transactions (i) where detailed collateral data is unavailable (and thus cash flow models could not be used), and (ii) which are not expected to generate meaningful losses.
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
Variability of Expected Future Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will be higher or lower than such estimates.
It is possible that our estimated future loss assumptions for insurance policies discussed above could be understated. We have attempted to identify reasonably possible cash flows using more stressful assumptions. The reasonably possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2015 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably

| Ambac Financial Group, Inc. 34 2015 FORM 10-K |

possible we will achieve better outcomes than our recorded probability weighted loss reserve.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. Additionally, our actual subrogation recoveries could be significantly lower than our estimate of $2.8 billion as of December 31, 2015 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
In the case of both first and second-lien exposures, the reasonably possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at December 31, 2015 could be approximately $111 million.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increased interest rates, an increase in default rates and loss severities on the collateral due to economic factors. For student loan credits for which we have an estimate of expected loss at December 31, 2015, the reasonably possible increase in loss reserves could be approximately $331 million.
Public Finance Variability:
It is possible our loss reserves for public finance credits may be under-estimated because most credits and the portfolio as a whole have possible outcomes more adverse than our recorded loss reserves. For public finance credits for which we have an estimate of expected loss at December 31, 2015, the reasonably possible increase in loss reserves could be approximately $1,324 million, reflecting the sum of all losses in the highest stress case used in our current loss reserving process.
In our past experience, losses in the public finance portfolio have been contained, with most of our adversely classified credits resolving without significant loss to Ambac.  For example, we have entered into settlements with two municipalities that went through bankruptcy that do not require us to suffer permanent losses, unless the municipalities re-default. We have a small exposure to another city in bankruptcy and expect to realize a loss on our exposure in their bankruptcy plan. While a loss on that exposure would not be material financially, all adverse precedents are concerning to the extent they may influence the behavior of other stressed municipalities.
Our experience with the city of Detroit in its bankruptcy proceeding was not favorable and renders future outcomes with other issuers even more difficult to predict and may increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan, but nevertheless require us to incur a loss for a significant portion of our exposure. An additional troubling precedent in the

Detroit case, as well as other municipal bankruptcies, is the preferential treatment of certain creditor classes, especially the city pensions. The cost of pensions is often a key driver of municipal stress and less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors. In addition, cities may be more inclined to use bankruptcy to resolve their financial stresses if they believe preferred outcomes for various creditor groups can be achieved.
We currently consider high severity outcomes to be outlying and therefore implicitly assign low or remote probabilities to such outcomes in our current loss reserves unless the situation develops adversely. We expect municipal bankruptcies and defaults to continue to be challenging to project given the unique political, governance and policy differences among municipalities as well as the complexity, long duration and relative infrequency of the cases themselves in forums with a scarcity of legal precedent.
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
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy and loss of meaningful capital market access. The Commonwealth has indicated it cannot afford to pay its debts. The Commonwealth’s announced plans to improve its financial position and prospects include the restructuring of debt obligations. In November, 2015, the Governor of the Commonwealth issued an executive order, purporting to implement the Commonwealth Constitution’s public debt priority provision for Fiscal Year 2016, due to his claim that there are insufficient funds to pay all appropriations for the year. The executive order directed that certain revenues that would otherwise have been transferred to the Puerto Rico Highways and Transportation Authority, the Puerto Rico Infrastructure Financing Authority and the Puerto Rico Convention Center District Authority be transferred instead for application to the Commonwealth’s public debt. As a result, such revenues were not available to pay debt service owed by those entities, including on bonds insured by Ambac Assurance. Ambac has filed a lawsuit in U.S. District Court, District of Puerto Rico, asserting that the executive order and diversion of revenues violate the U.S. Constitution. Refer to Notes to the Consolidated Financial Statements—Note 18. Commitments and Contingencies included in Part II, Item 8 in this Form 10-K for a further discussion on this lawsuit. Our loss reserves include scenarios designed to cover a range of possible outcomes, some of which assume we incur liquidity claims and / or permanent losses, but the possible outcomes could shift quickly and materially as this volatile situation continues to unfold.
Other Credits', including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because most credits have possible outcomes more adverse than the recorded loss reserve. For all other credits, including Ambac UK, for which we have an expected loss, the sum of all the highest stress case loss

| Ambac Financial Group, Inc. 35 2015 FORM 10-K |

scenarios is $421 million greater than the current loss reserve at December 31, 2015.
Valuation of Financial Instruments:
Ambac’s financial instruments that are reported on the Consolidated Balance Sheets at fair value and subject to valuation estimates primarily include investments in fixed income securities, equity interests in pooled investment funds, VIE assets and liabilities and derivatives comprising credit default and interest rate swap transactions.
When available, Ambac uses quoted active market prices specific to the financial instrument to determine fair value, and classifies such items within Level 1 of the fair value hierarchy established under the Fair Value Measurement Topic of the ASC. Financial instruments valued using pricing quotes for similar instruments in active markets, pricing quotes for identical or similar instruments in inactive markets, or using a valuation model where significant inputs are observable are classified within Level 2. Financial instruments valued using valuation models with significant inputs that are unobservable are classified within Level 3. Instruments valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable.
Refer to the fair value measurement hierarchy table in Note 10. Fair Value Measurements for a breakout of financial assets and liabilities classified as Level 2 and Level 3. The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for several years. The fair value of certain financial instruments also incorporates the effects of Ambac's own credit risk and the market's view of counterparty credit risk. The quantification of Ambac and counterparty credit risk can be complex and judgmental.
As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument owned by Ambac, may be significantly different from its recorded fair value.
Refer to Note 10. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for discussion related to: i) the transfers in and/or out of Level 1, 2 and 3 fair value categories and ii) the valuation methods, inputs, assumptions, and the review and validation procedures over quoted and modeled pricing.
Impairment Evaluation of Fixed Income Securities
In addition to valuation estimates described above, another estimate requiring significant judgment relates to the evaluation for other-than-temporary impairments for fixed income securities (excluding VIE investments) classified as “available-for-sale”. An other-than-temporary impairment charge is recognized if management assesses it either (i) has the intent to sell the security or (ii) more likely than not will be required to sell the security before the anticipated recovery of its amortized cost basis less any current period credit loss. This impairment assessment also involves determining whether an actual credit loss exists for the security.
The other-than-temporary impairment evaluation of securities is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the effects of regulatory actions on the investment portfolio, the performance of the underlying collateral, and the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to all Ambac insured securities owned, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance or Ambac U.K. claim payments. For Ambac-insured securities owned guaranteed under policies allocated to the Segregated Account ("Segregated Account securities"), the estimate of Ambac Assurance claim payments includes interest on Deferred Amounts. Ambac estimates the timing of claim payment receipts on all Ambac-insured securities owned, but the actual timing of such amounts for Segregated Account securities are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Segregated Account securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information relating to the amended Segregated Account Rehabilitation Plan.
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

| Ambac Financial Group, Inc. 36 2015 FORM 10-K |

forwards. More specifically, deferred tax assets represent a future tax benefit (or receivable) that results from losses recorded under GAAP in a current period which are only deductible for tax purposes in future periods and net operating loss carry forwards.
Valuation allowances are established to reduce deferred tax assets to an amount that “more likely than not” will be realized. All available evidence, both positive and negative, needs to be identified and considered in making the determination with significant weight given to evidence that can be objectively verified. The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry back or carry forward periods available under the tax law. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax asset and therefore has a full valuation allowance.
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
Goodwill impairment testing is performed at the reporting unit level. We identified two reporting units of Ambac: (1) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provide investment agreements, funding conduits and interest rate swaps, principally to clients of the financial guarantee business. These reporting units are also the sole operating segments which make up the Financial Guarantee and Financial Services reportable segments, respectively, that are disclosed in Note 19. Segment Information to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. We have assigned assets and liabilities to each reporting unit based on specific identification. In evaluating which reporting units should be assigned goodwill, we considered the sources of Ambac’s estimated enterprise value at the Fresh Start Reporting Date as further described in Note 3. Fresh Start Financial Statement Reporting to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. Based on that analysis, we assigned all goodwill recorded at the Fresh Start Reporting Date to the Financial Guarantee reporting unit.
During the September 30, 2015 reporting period, Ambac determined sufficient indicators of potential impairment existed to perform an interim goodwill impairment evaluation. These indicators included the recent trading values of Ambac stock and changes in Ambac Assurance credit spreads. In conducting the goodwill impairment analysis as of September 30, 2015, we performed step one of the goodwill impairment test which compares the fair value of the reporting unit to the carrying value of the reporting unit. We estimated the fair value of the Financial Guarantee reporting unit using a market approach, which is derived using: i) Ambac’s common stock and warrant market capitalization, ii) fair value estimates of Ambac Assurance preferred shares (reported as noncontrolling interests on Ambac's balance sheet) and iii) an estimated control premium. Step one of the impairment test indicated the Financial Guarantee reporting unit's carrying value exceeded its fair value.
Accordingly, Ambac was required to perform step two of the impairment test as of September 30, 2015, which compares the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value of the net assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized for the excess. If the carrying amount of goodwill is less than its implied fair value, no goodwill impairment is recognized.
Step two of the impairment test indicated the implied fair value of goodwill was zero as a result of (i) substantial decreases in the Financial Guarantee reporting unit's fair value and (ii) substantial increases in the fair value of its net assets. The Financial Guarantee reporting unit's fair value decreased significantly due to a material decrease in Ambac's market capitalization components (described above). The Financial Guarantee reporting unit's fair value of net assets increased significantly primarily as a result of a decrease in the estimated fair value of financial guarantee liabilities and, to a lesser extent, a decrease in the fair value of long-term debt. The fair value decrease in financial guarantee liabilities, which is a Level 3 estimate, was primarily driven by wider Ambac credit spreads and positive loss and loss expense reserves development. Please refer to Note 10. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion on the fair value model for financial guarantee liabilities. The fair value decrease in long-term debt was driven by lower market pricing on surplus notes and junior surplus notes.
As a result, the Company recorded a full non-cash, non-tax deductible goodwill impairment charge of $514.5 million at September 30, 2015.
RESULTS OF OPERATIONS
We followed the accounting prescribed by the Reorganizations Topic of the ASC while Ambac was in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. On April 30, 2013, Ambac executed a closing agreement with the United States Internal Revenue Service (the “IRS”) to conclude the settlement of a dispute (“IRS Settlement"). On May 1, 2013, Ambac's reorganization plan became effective and Ambac emerged from bankruptcy. The IRS Settlement represented the final material contingency under the reorganization plan required for the adoption of fresh start financial statement reporting under the Reorganizations Topic of the ASC. As such, fresh start financial statement reporting ("Fresh Start") was adopted by the Company on April 30, 2013 (“Fresh Start Reporting Date”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock, and fair value adjustments. Adopting Fresh Start resulted in a new reporting entity with no beginning retained earnings or accumulated deficit. The financial results of the Company for the periods from May 1, 2013 are referred to as “Successor Ambac” and the financial results for the periods through April 30, 2013 are referred to as “Predecessor Ambac.” The effects of the reorganization and Fresh Start adjustments were recorded in Predecessor Ambac’s Consolidated Statement of Total Comprehensive Income on the Fresh Start Reporting Date. The effects of emergence and Fresh Start had a material impact on the comparability of our results of operations between these periods, as discussed below. The significant Fresh Start items that were recorded in the four months ended April 30, 2013 which impact comparability are as follows:
Investment Income. As required under Fresh Start, the amortized cost basis of Ambac’s fixed income securities was adjusted to fair value as of the Fresh Start Reporting Date. This resulted in an overall increase in the amortized cost of fixed income securities and offsetting decrease in Accumulated Other Comprehensive Income of $826.6 million. Premiums and discounts are amortized or accreted over the remaining term of the securities using the effective interest method. As a result of Fresh Start, the net unamortized discount in the portfolio decreased on the Fresh Start Reporting Date by the amount of the increase to amortized cost described above, which impacts the amount of premium amortization and discount accretion reflected in net investment income of Successor Ambac.

Interest Expense. As required under Fresh Start, surplus notes issued by Ambac Assurance and the Segregated Account and the related accrued interest on such notes were adjusted to fair value as of the Fresh Start Reporting Date. This resulted in an overall increase in the carrying value of debt and accrued interest by $767.9 million. Discounts to the face value of debt are accreted through interest expense based on the projected cash flows of the instruments using the effective interest method. As a result of Fresh Start, the unamortized discounts on surplus notes have decreased and the future cash flows have been re-projected, both of which impact the amount of discount accretion recognized in interest expense for Successor Ambac.
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
Goodwill. Represents the excess of the reorganization value over the fair value of identified tangible and intangible assets of Successor Ambac. Goodwill has been assessed for impairment quarterly. Refer Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for a discussion of the impairment of goodwill in 2015.
| Ambac Financial Group, Inc. 37 2015 FORM 10-K |

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in millions)	2015	2014	December 31, 2013	April 30, 2013
Revenues:
Net premiums earned	$312.6	$246.4	$213.5	$130.0
Net investment income	266.3	300.9	146.4	116.7
Net other-than-temporary impairment losses	(25.7)	(25.8)	(46.8)	(0.5)
Net realized investment gains	53.5	58.8	4.5	53.3
Change in fair value of credit derivatives	41.7	23.9	192.9	(60.4)
Derivative product revenues	(42.5)	(181.1)	114.8	(33.7)
Other income	7.2	12.5	4.4	8.4
Income (loss) on variable interest entities	31.6	(32.2)	(48.6)	426.6
Expenses:
Loss and loss expenses (benefit)	(768.7)	(545.6)	(185.1)	(38.1)
Insurance intangible amortization	169.6	151.8	99.7	—
Underwriting and operating expenses	102.7	101.5	68.8	44.6
Interest expense	116.5	127.5	85.0	31.0
Goodwill impairment	514.5	—	—	—
Reorganization items	—	0.2	0.5	(2,745.2)
Provision for income taxes	17.4	9.6	7.5	0.8
Less: Net income attributable to the noncontrolling interest	(0.7)	(0.4)	(0.4)	(1.8)
Net income (loss) (attributable to common shareholders)	$493.4	$484.1	$505.2	$3,349.0
The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for 2015, 2014 and 2013 and its financial condition as of December 31, 2015 and 2014.
Net Premiums Earned. Net premiums earned primarily represent the amortization into income of collected insurance premiums. Net premiums earned for the year ended December 31, 2015 increased by $66.2 million or 26.9% as compared to net premiums earned for the year ended December 31, 2014. Net premiums earned for the year ended December 31, 2014 decreased by $97.1 million or 28.3% as compared to net premiums earned for the year ended December 31, 2013.
We present accelerated premiums, which result from calls and other accelerations of insured obligations separate from normal net premiums earned. When an insured bond has been retired, any remaining unearned premium revenue ("UPR") is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Included within accelerated earnings, were negative accelerations of $5.1 million, $47.4 million, $6.0 million, and $1.5 million for the years ended December 31, 2015 and 2014, the eight months ended December 31, 2013 and the four months ended April 30, 2013, respectively.

Normal net premiums earned are impacted by the following:

•	Negatively impacted by the runoff of the insured portfolio occurring through transaction terminations, calls and scheduled maturities.

•
Changes in the collectability of certain premium receivables, primarily within Structured Finance. These changes resulted in an increase in net premiums earned of $0.5 million for the year ended 2015 and decreases of $2.2 million, $13.9 million, and $0.6 million for the year ended 2014, the eight months ended December 31, 2013, and the four months ended April 30, 2013, respectively.

•
Pre-refundings of insured securities, primarily Public Finance transactions. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal net premiums earned will increase over the remaining period of the related policy.

Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market:

| Ambac Financial Group, Inc. 38 2015 FORM 10-K |

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in millions)	2015	2014	December 31, 2013	April 30, 2013
Public Finance	$97.1	$104.8	$86.6	$47.9
Structured Finance	34.2	39.7	20.0	20.3
International Finance	43.9	71.9	50.4	25.4
Total normal premiums earned	175.2	216.4	157.0	93.6
Accelerated earnings	137.4	30.0	56.5	36.4
Total net premiums earned	$312.6	$246.4	$213.5	$130.0
The following table provides a breakdown of accelerated earnings by market sector:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in millions)	2015	2014	December 31, 2013	April 30, 2013
Public Finance	$97.3	$57.5	$54.7	$32.6
Structured Finance	1.1	(4.9)	3.8	3.8
International Finance	39.0	(22.6)	(2.0)	—
Total accelerated earnings	$137.4	$30.0	$56.5	$36.4
Net Investment Income. As noted above, as a result of Fresh Start, the amount of premium amortization and discount accretion reflected in net investment income for Successor Ambac have been impacted by the resetting of the amortized cost basis for fixed income securities to fair value at the Fresh Start Reporting Date. Fresh Start adjustments increased the overall amortized cost basis and decreased the effective yield of the portfolio for Successor Ambac. Portfolio yields for Predecessor Ambac in 2013 benefited from investments in high yielding Ambac-wrapped securities during periods of generally higher market spreads than were prevalent at the Fresh Start Reporting Date. Given the lower credit spreads on these securities at the Fresh Start Reporting Date and on subsequent new purchases of Ambac-wrapped securities, yields on Ambac-wrapped securities reflected in investment income for Successor Ambac are lower than for Predecessor Ambac. The following table provides details of net investment income by segment for the periods presented:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in millions)	2015	2014	December 31, 2013	April 30, 2013
Financial Guarantee	$256.6	$298.0	$145.2	$115.1
Financial Services	0.6	1.1	1.1	1.6
Corporate	9.1	1.8	0.1	—
Total net investment income	$266.3	$300.9	$146.4	$116.7
The decrease in Financial Guarantee net investment income of $41.4 million for the year ended December 31, 2015 reflects a lower asset base, partially offset by a higher average rate of return on the portfolio. In 2015, the Financial Guarantee investment portfolio held higher allocations in Ambac insured securities, corporate bonds and, in the Ambac UK portfolio, pooled funds consisting of diversified asset classes including equities, loans, hedge funds and property. Pooled funds are classified as trading securities with changes in market value recognized in earnings. While the average yield on Ambac insured securities was somewhat lower in 2015 as a result of positive performance on certain bonds in 2014 and the impact of the amended Segregated Account Rehabilitation Plan on Projected cash flows, the greater allocation to these assets contributed favorably to overall portfolio comparative returns. Ambac UK pooled fund investments experienced higher overall returns in 2015 primarily as a result of improved hedge fund performance and property value increases. The lower asset levels in 2015 resulted from sales and maturities of other asset classes including municipal and high-yield securities to fund the partial redemption of surplus notes in November 2014 and the equalizing payment of Deferred Amounts of the Segregated Account in December 2014.
The increase in Financial Guarantee net investment income of $37.7 million for the year ended December 31, 2014 primarily reflects higher investment allocations to Ambac-wrapped securities as well as increased yields on such holdings resulting from the impact of the amended Segregated Account Rehabilitation Plan on projected cash flows, partially offset by the impact of tighter market spreads on such securities at and subsequent to the Fresh Start Reporting Date. Increases in net investment income attributable to Ambac-wrapped holdings were partially offset by sales and maturities of

| Ambac Financial Group, Inc. 39 2015 FORM 10-K |

other asset classes leading up to the partial redemption of surplus notes and the equalizing payment of Deferred Amounts of the Segregated Account in late 2014. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further discussion of the partial surplus note redemptions of Ambac Assurance and the Segregated Account and the equalizing payments of Deferred Amounts.
Included in Financial Guarantee net investment income are mark-to-market gains on other invested assets classified as trading of $12.6 million, $6.7 million, $3.6 million and $0.4 million in years ended 2015 (Successor), 2014 (Successor), the eight months ended December 31, 2013 (Successor) and four months ended April 30, 2013 (Predecessor), respectively.
Financial Services investment income continues to decline, driven primarily by a smaller portfolio of investments in the investment agreement business. The investment portfolio continues to decrease as investment agreements runoff, or when intercompany loans from Ambac Assurance are repaid.
Corporate investment income relates to Ambac’s investment portfolio, which increased for the year ended December 31, 2015 as a result of the investment of proceeds from Ambac's August 2014 sale of its Segregated Account junior surplus note and the yield associated with the related equity interest in unconsolidated subsidiaries. Corporate investment income for 2015 also benefited from investments in Ambac-wrapped securities.
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
Ambac's other-than-temporary impairments for the years ended December 31, 2015 and 2014 related to credit losses on certain Ambac-wrapped securities stemming primarily from cash flow timing and to the company’s intent to sell certain securities that were in an unrealized loss position as of the impairment evaluation dates. For the year ended December 31, 2013, other-than-temporary impairments related primarily to the company's intent to sell certain securities. Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac-wrapped securities. Ambac estimates the timing of such claim payment receipts, but the actual timing of such payments are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Ambac-wrapped securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including Ambac's intention to sell securities and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Net Realized Investment Gains. The following table provides a breakdown of net realized gains, by business segment, for the periods presented:

| Ambac Financial Group, Inc. 40 2015 FORM 10-K |

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Successor Ambac - Year Ended December 31, 2015
Net gains on securities sold or called	$47.6	$0.1	$—	$47.7
Foreign exchange gains	5.8	—	—	5.8
Total net realized gains	$53.4	$0.1	$—	$53.5

Successor Ambac - Year Ended December 31, 2014
Net gains on securities sold or called	$53.3	$0.3	$—	$53.6
Foreign exchange gains	5.2	—	—	5.2
Total net realized gains	$58.5	$0.3	$—	$58.8

Successor Ambac—Period from May 1 through December 31, 2013
Net gains on securities sold or called	$10.9	$1.7	$—	$12.6
Foreign exchange (losses)	(8.1)	—	—	(8.1)
Total net realized gains	$2.8	$1.7	$—	$4.5

Predecessor Ambac—Period from January 1 through April 30, 2013
Net gains on securities sold or called	$7.2	$39.9	$—	$47.1
Foreign exchange gains	6.2	—	—	6.2
Total net realized gains	$13.4	$39.9	$—	$53.3
Net gains during the year ended December 31, 2015 arose primarily from the sale of Ambac insured student loan securities in connection with a financial guarantee commutation transaction. Net gains during the year ended December 31, 2014 arose primarily from the sale of assets received pursuant to Ambac's remediation activities and net gains on securities sold in connection with the reallocation of the investment portfolio and to raise liquidity for the anticipated payment of Deferred Amounts and surplus notes in the fourth quarter of 2014. The net gains during the eight months ended December 31, 2013 were primarily the result of asset sales in connection with the planned repositioning of the portfolio, partially offset by net foreign exchange losses. The net gains during the four months ended April 30, 2013 were primarily the result of recoveries from the settlement of litigation associated with investment securities that were written-off in 2002 and 2003.
Change in Fair Value of Credit Derivatives. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The gain from change in fair value of credit derivatives for the year ended December 31, 2015 was $41.7 million, as compared to the gain of $23.9 million for the year ended December 31, 2014. The gain for 2015 was primarily due to the reversal of unrealized losses on adversely classified student loan credit default swaps in connection with termination of the contracts in addition to the positive impacts of other portfolio runoff, currency exchange rates and higher Ambac CVA discount rates. The net gain in 2014 resulted from gains from runoff and reference obligation price improvements, partially offset by declining Ambac CVA discount rates, especially in the first half of the year.
For the year ended December 31, 2014, the gain from change in fair value of credit derivatives decreased by $108.6 million compared to the year ended December 31, 2013. The net gain of $192.9 million for the eight months ended December 31, 2013 primarily reflected significant contract terminations resulting in the reversal of unrealized mark-to-market losses. The discount rates used to determine the Ambac CVA did not change significantly during that period. The net losses of $60.4 million for the four months ended April 30, 2013 were the result of substantial declines in Ambac CVA discount rates during the periods which more than offset underlying gains from reference obligation runoff and price improvements.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements were $2.8 million, $3.0 million and $13.2 million for 2015, 2014 and 2013, respectively. The declines over time are due to reduced premium receipts resulting from continued runoff of the credit derivative portfolio. Included in realized gains and other settlements on credit derivatives were fees received in connection with transaction terminations of $1.3 million, $0.5 million and $5.6 million for the years 2015, 2014 and eight months ended December 31, 2013, respectively. There were no loss or settlement payments in the periods presented.
See Note 10. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of December 31, 2015 and 2014:

($ in millions) December 31	2015	2014
Mark-to-market liability of credit derivatives, excluding CVA	$44.6	$89.4
CVA on credit derivatives	(10.1)	(15.9)
Net credit derivative liability at fair value	$34.5	$73.5
Derivative Product Revenues. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against

| Ambac Financial Group, Inc. 41 2015 FORM 10-K |

interest rate exposure throughout the Company, including the financial guarantee portfolio. Net losses reported in derivative product revenues for the year ended December 31, 2015 were $42.5 million, reflecting an improvement of $138.6 million as compared to the net losses of $181.1 million for the year ended December 31, 2014. Net losses reported in the derivative product revenues for the year ended December 31, 2014 declined by $262.2 million as compared to net gains for the year ended December 31, 2013. Results in derivative product revenues were primarily driven by mark-to-market (losses) gains in the portfolio caused by (declines) rises in interest rates during the periods, net of the impact of the Ambac CVA as discussed below. Additionally, counterparty credit valuation adjustments on certain interest rate swaps assets increased the overall mark-to-market losses for the year ended December 31, 2015.
The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $14.2 million, $16.1 million, $(46.8) million and $(26.7) million for the years ended December 31, 2015 and 2014, eight months ended December 31, 2013 and four months ended April 30, 2013, respectively. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality estimated based on relevant market data points, as well as the amount of underlying liabilities, which generally decline as interest rates increase. Market data indicated that the market's view of Ambac Assurance's credit quality generally declined in 2015, after improving during 2014 and 2013. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excluding credit derivatives) as of December 31, 2015 and 2014:

($ in millions) December 31	2015	2014
Derivative products mark-to-market liability, excluding CVA	$312.5	$289.0
CVA on derivative products portfolio	(78.7)	(64.5)
Net derivative products portfolio liability at fair value	$233.8	$224.5
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $0.1 million for the year ended December 31, 2015. The gains for the year ended December 31, 2015 included gains from the settlement of certain residual obligations related to previously called surplus notes, partially offset by losses from settlement of an investment agreement above its carrying value. The gains for the year ended December 31, 2015 also included the accelerated recognition of the unamortized discount on surplus notes purchased in April 2015.
As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, the Rehabilitator redeemed certain Segregated Account surplus notes (excluding junior surplus notes) on November 20, 2014 at a redemption price that included an amount equal to principal and accrued interest on such redeemed surplus notes. Such redemption also triggered similar proportionate redemption payments on Ambac Assurance's surplus notes. The redemption of surplus notes resulted in a charge representing the accelerated recognition of the unamortized discount on the redeemed surplus notes, which amounted to $74.7 million.
Other Income. Other income is primarily comprised of foreign exchange gains and losses unrelated to investments or loss reserves, and deal structuring, commitment, consent and waiver fees. Other income for the years ended December 31, 2015 was $7.2 million, a decrease of $5.3 million as compared to income of $12.5 million for the year ended December 31, 2014. Other income for the eight months ended December 31, 2013 and four months ended April 30, 2013 were $4.4 million and $8.4 million, respectively. Other income for the years ended December 31, 2015, 2014 and 2013 primarily resulted from deal-related fees offset by foreign exchange losses.
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
Income (loss) on variable interest entities was $31.6 million, $(32.2) million, $(48.6) million and $426.6 million for the years ended December 31, 2015 and 2014, eight months ended December 31, 2013 and four months ended April 30, 2013, respectively. Income (loss) on variable interest entities for the years ended December 31, 2015 and 2014 reflected an increase (decrease) in the fair value of net assets primarily due to the increase (decrease) in the CVA applied to certain VIE note liabilities that include significant projected financial guarantee claims. Results for the 2013 periods were driven primarily by the consolidation and subsequent results from a VIE related to an adversely classified financial guarantee transaction. Ambac Assurance guarantees certain note liabilities of the VIE and had established loss reserves associated with those guarantees prior to the event of default which triggered consolidation of the entity on April 30, 2013. The VIE contained primarily non-financial intangible assets which were carried at amortized cost subsequent to the consolidation date, while its note liabilities were carried at fair value with changes in value reported through earnings. Income on variable interest entities for the four months ended April 30, 2013 included the consolidation gain of $385.3 million of this VIE, representing the difference between net assets of the VIE at fair value as of the consolidation date and the previous carrying value of Ambac’s net insurance liabilities. The loss for the eight months ended December 31, 2013 primarily reflects the $83.4 million write-down of intangible assets held by the VIE discussed above, partially offset by gains from the reduction to fair value of its note liabilities. The eight months ended December 31, 2013 also included a loss of

| Ambac Financial Group, Inc. 42 2015 FORM 10-K |

$15.3 million associated with the deconsolidation of a separate VIE. Refer to Note 4. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on the accounting for VIEs.
Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Losses and loss expenses include interest on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan, which became effective June 12, 2014. The amendments to the Segregated Account Rehabilitation Plan primarily modified the mechanism for handling Segregated Account claims. Instead of the combination of cash payments and interest-bearing surplus notes originally contemplated by the Segregated Account Rehabilitation Plan, holders of permitted policy claims have received and will receive an initial interim cash payment for a portion of such policy claim (“Interim Payment”), together with the right to receive a deferred payment equal to the balance of the unpaid policy claim (“Deferred Amount”). The amended Segregated Account Rehabilitation Plan requires that Deferred Amounts generally accrue and compound interest at an annual effective rate of 5.1%. Losses and loss expenses for the year ended December 31, 2014 include interest accruals from the beginning of the accrual periods through December 31, 2014.
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties described herein. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded RMBS subrogation recoveries, net of reinsurance, of $2.8 and $2.5 billion at December 31, 2015 and 2014, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information regarding the estimation process for representation and warranty subrogation recoveries.
Losses and loss expenses for the year ended December 31, 2015 were a benefit of $768.7 million, an increased benefit of $223.1 million compared to the year ended December 31, 2014. The benefit is primarily the result of lower estimated projected losses in the RMBS portfolio stemming from improved deal performance, an increase in RMBS subrogation recoveries, the positive impact of higher commutation probabilities on student loan policies and reduced claim expectations for an Ambac UK transaction resulting from proactive remediation efforts. The benefits were offset by $161.9 million of interest expense on Deferred Amounts and deterioration in certain domestic public finance transactions. Losses and loss expenses for the year ended December 31, 2014 were a benefit of $545.6 million, an increased benefit of $322.4 million compared to the year ended December 31, 2013. The year ended December 31, 2014 benefit included $475.7 million net positive loss reserve development, $481.6 million from increases in our estimate of RMBS subrogation recoveries as a result of continuous efforts and ongoing assessments of the value of our claims; partially offset by $411.7 million of interest expense on Deferred Amounts. The following table provides a summary of losses and loss expenses:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in millions)	2015	2014	December 31, 2013	April 30, 2013
RMBS (1)	$(735.9)	$(874.3)	$(127.5)	$(241.1)
Student Loans	(252.9)	(89.9)	(90.8)	35.4
Domestic Public Finance	127.9	64.4	100.4	45.6
Ambac UK	(97.0)	(22.3)	(83.4)	88.8
All other credits	(5.5)	(79.8)	8.7	23.1
Interest on Deferred Amounts	161.9	411.7	—	—
Loss expenses	32.8	44.6	7.5	10.1
Totals	$(768.7)	$(545.6)	$(185.1)	$(38.1)

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within loss and loss expenses (benefit). The loss and loss expense (benefit) associated with changes in estimated representation and warranties for the year ended December 31, 2015 and 2014, the eight months ended December 31, 2013 and the four months ended April 30, 2013 was $(303.6), $(481.6), $199.4 and $(61.6), respectively.

| Ambac Financial Group, Inc. 43 2015 FORM 10-K |

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in millions)	2015	2014	December 31, 2013	April 30, 2013
Claims recorded (1)	$367.9	$463.7	$441.5	$403.4
Subrogation received	(308.4)	(500.5)	(292.0)	(160.4)
Net Claims Recorded	$59.5	$(36.8)	$149.5	$243.0

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

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in millions)	2015	2014	December 31, 2013	April 30, 2013
Gross operating expenses	$102.3	$100.1	$67.3	$37.8
Reinsurance commissions, net	0.4	1.4	1.5	0.3
Amortization of deferred acquisition costs	—	—	—	6.5
Total	$102.7	$101.5	$68.8	$44.6
Gross operating expenses for the year ended December 31, 2015 are $102.3 million, an increase of $2.2 million from gross operating expenses for the year ended December 31, 2014. The increase was primarily due to higher costs associated with a potential recapitalization of Ambac Assurance, compensation accruals and outside services fees partially offset by lower directors' fees, premium taxes and subscriptions and data access costs. Costs associated with the recapitalization of Ambac Assurance amounted to $4.8 million, an increase of $4.0 million from the year ended December 31, 2014. Higher compensation was primarily due to long term incentive compensation accruals, partially offset by lower salaries and medical benefits. Lower directors' fees are primarily related to the expensing in 2014 of a special issuance of equity awards granted in December 2013 that vested in April 2014.
Gross operating expenses for the year ended December 31, 2014 were $100.1 million, a decrease of $5.0 million from gross operating expenses for the year ended December 31, 2013. The decrease was primarily due to lower compensation, legal and insurance expenses, partially offset by higher directors' fees and premium taxes. Higher directors' fees are primarily related to the expensing of equity awards which were granted in December 2013 and April 2014.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. Legal and consulting services provided for the benefit of OCI amounted to $5.6 million during the year ended December 31, 2015, a decrease of $0.9 from the year ended December 31, 2014. Legal and consulting services provided for the benefit of OCI amounted to $6.5 million during the year ended December 31, 2014, a decrease of $2.5 million from the year ended December 31, 2013.
Interest Expense. Interest expense includes accrued interest on investment agreements, secured borrowing notes outstanding, and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

| Ambac Financial Group, Inc. 44 2015 FORM 10-K |

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in millions)	2015	2014	December 31, 2013	April 30, 2013
Surplus notes	$113.1	$125.9	$83.5	$29.5
Investment agreements	0.9	1.6	1.4	1.3
Secured borrowing	2.5	—	0.1	0.2
Total interest expense	$116.5	$127.5	$85.0	$31.0
The decrease in interest expense on surplus notes for the year ended December 31, 2015 primarily results from the net reduction to the balance of outstanding notes from the redemption of approximately 26% of surplus notes (other than junior surplus notes) in November 2014. This decline is offset by interest relating to the sale of a junior surplus note originally issued to Ambac by the Segregated Account to a third party trust in August 2014. Subsequent to the sale, the junior surplus note is reflected as debt on Ambac's balance sheet along with other surplus notes and junior surplus notes held by third parties. The increase in interest expense on surplus notes for the year ended December 31, 2014 primarily results from the interest relating to the sale of the junior surplus note in August 2014.
Interest expense for the year ended December 31, 2015 includes interests on a floating rate note issued on July 24, 2015 as part of a secured borrowing transaction of Ambac Assurance. The note is secured by certain Ambac Assurance-wrapped RMBS securities that were deposited in a bankruptcy remote trust. The trusts used to effectuate this transaction qualify as VIEs and are consolidated by Ambac.
Surplus note principal and interest payments require the approval of OCI. Annually from 2011 through 2015, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. The interest of the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued interest for surplus notes and junior surplus notes outstanding to third parties were $293.7 million and $57.1 million, respectively, at December 31, 2015. Principal and interest payments on junior surplus notes cannot be made until all Ambac Assurance (General Account) and Segregated Account surplus notes are paid in full and after all Segregated Account future and existing senior indebtedness, policy and other priority claims have been paid in full.
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
Additionally, if OCI approves interest payments on surplus notes in the future, Ambac Assurance will also be required to pay interest accrued on certain repurchased surplus notes through the call option exercise dates. The amount of such unpaid interest on repurchased surplus notes is $13.7 million at December 31, 2015.
Reorganization Items. Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process.
The following table presents reorganization fees for all periods presented:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in millions)	2015	2014	December 31, 2013	April 30, 2013
Professional advisory fees	$—	$0.2	$0.5	$4.4
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	—	—	(1,521.4)
Fresh Start reporting adjustments	—	—	—	(1,228.2)
Total reorganization items	$—	$0.2	$0.5	$(2,745.2)
Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2015, the year ended December 31, 2014, eight months ended December 31, 2013 and four months ended April 30 2013 was $17.4 million, $9.6 million, $7.5 million and $0.8 million, respectively. The income tax for all periods include (i) a provision for federal AMT taxes; (ii) a provision for pre-tax profits in Ambac UK’s Italian branch, which cannot be offset by losses in other jurisdictions. The income tax for the eight months ended December 31, 2013 and the  four months ended April 30, 2013 also includes a provision for New York State alternative minimum taxes.

| Ambac Financial Group, Inc. 45 2015 FORM 10-K |

At December 31, 2015 the Company had $4.2 billion of U.S. Federal net ordinary operating loss carryforwards, including $1.4 billion at Ambac Financial Group and $2.8 billion at Ambac Assurance.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $147.6 million as of December 31, 2015 and expense sharing and other arrangements with Ambac Assurance. Ambac also has investments of $88.5 million in Ambac Assurance insured RMBS and surplus notes issued by Ambac Assurance, which, while less liquid than other investments, may be sold. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K), Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain operating costs and expenses. Any expected receipts with regard to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011. Ambac Assurance has utilized all of those NOLs through December 31, 2015 and has accrued for $71 million in tax payments to Ambac. Such payments will be made in May 2016. Future taxable income of Ambac Assurance will be subject to additional payments under the Amended TSA, after certain credits; provided that if Ambac Assurance generates NOLs in the future, the Amended TSA would permit it to utilize such NOLs without payment to Ambac. See Note 1. Background and Business Description and Note 16. Income Taxes to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for descriptions of the Mediation Agreement, the Amended TSA and the Cost Allocation Agreement.
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
It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore current cash and investments and payments under the Cost Allocation Agreement and the Amended TSA will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in this Form 10-K for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac. Contingencies could cause material liquidity strains.
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

	Payments due by period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Surplus note obligations(1)	$1,976.8	$333.4	$94.0	$1,549.4	$—
Investment agreement obligations(2)	102.6	1.7	100.9	—	—
Operating lease obligations(3)	43.6	6.5	13.9	7.6	15.6
Purchase obligations(4)	8.3	3.6	3.2	1.5	—
Postretirement benefits(5)	4.0	0.3	0.6	0.8	2.3
Loss and loss expenses(6)	8,473.4	3,851.5	799.5	496.5	3,325.9
Income Taxes	—	—	—	—	—
Total	$10,608.7	$4,197.0	$1,012.1	$2,055.8	$3,343.8

(1)
Includes principal of and interest on surplus notes (excluding junior surplus notes) when due. All payments of principal and interest on surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the surplus notes, such interest will accrue and compound annually until paid. Annually from 2011 through 2015, OCI disapproved scheduled interest payments. Amounts in the table assume future approval by OCI for surplus notes (excluding junior surplus notes) for all principal and interest payments, including payment of previously deferred interest totaling $273.3 million on the next scheduled payment date of June 7, 2016. Additionally, all principal and interest payments on junior surplus notes (excluding part of the

| Ambac Financial Group, Inc. 46 2015 FORM 10-K |

notes subject to periodically reduction as rent payments are made, as further described in Note 14. Long-Term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) assume to be paid at legal maturity in 2020.

(2)	Includes principal of and interest on obligations using current rates for floating rate obligations.

(3)
Amount represents future lease payments on lease agreements existing as of December 31, 2015. Ambac Assurance's lease with One State Street Plaza has a provision where Ambac Assurance can extend the lease of certain floors past the termination date of September 2019 to December 2029. The above table does not reflect payments on those certain floors after the related lease expiry date of September 2019.

(4)	Purchase obligations represent future expenditures for contractually scheduled fixed terms and amounts due for various technology-related maintenance agreements and other outside services.

(5)	Amount represents future payments relating to the Ambac Assurance postretirement benefit plan for current retirees over the next 10 years.

(6)
The timing of expected claim payments is based on deal specific cash flows, excluding expected recoveries. These deal specific cash flows are based on the expected cash flows of the underlying transactions (e.g. for RMBS credits we model estimated future claim payments). The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to the Loss Reserves section in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method. As further described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, following the effective date of the Segregated Account Rehabilitation Plan, as amended, the percentage of the initial cash Interim Payment for permitted policy claims increased from 25% to 45% with effect from July 21, 2014. The Segregated Account will continue to make cash payments of 45% of each policy claim submitted and permitted in accordance with the Segregated Account Rehabilitation Plan, as amended (plus, in certain cases, Supplemental Payments or Special Policy Payments), subject to any further orders of the Rehabilitation Court. As with previously permitted policy claims, the remaining portion of the unpaid permitted policy claims (in this case, 55%) will remain outstanding as Deferred Amounts and, subject to the adjustment for Undercollateralized Bonds, will accrue interest at 5.1% per annum. These Deferred Amounts, together with interest thereon, may be paid from time to time in the future at the sole discretion of the Rehabilitator. Unpaid claims include deferred policy claims of $2,967.8 and accrued interest on Deferred Amounts of $491.0 at December 31, 2015. We have included such unpaid amounts as obligations due in 2015. Additionally, all future claim payments are included in their respective year at the estimated permitted claim amount.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, ceded reinsurance premiums, surplus note principal and interest payments, additional loans to affiliates and tax payments to Ambac, including tolling payments due under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. The level of claims paid by the Segregated Account is subject to the sole discretion of the Rehabilitator, subject to any required approval of the Rehabilitation Court.
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

In addition, as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. During the year ended December 31, 2015, the Segregated Account made Supplemental Payments and Special Policy Payments of $96.9 million in respect of permitted policy claims. Permitted policy claims, including Deferred Amounts together with interest thereon, will be material uses of future liquidity.
As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, under the Segregated Account Rehabilitation Plan the unpaid balance of permitted policy claims ("Deferred Amounts") will accrue interest until such outstanding policy obligations are paid in full. Interest on the Deferred Amounts will accrue generally at an effective rate of 5.1%, compounded annually. The Segregated Account is responsible for unpaid accrued interest of $491.0 million through December 31, 2015. Furthermore, as more fully described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, on November 20, 2014 the Rehabilitator early redeemed a portion of the surplus notes issued by the Segregated Account, together with interest thereon, which resulted in a proportionate redemption by Ambac Assurance of its surplus notes. Additionally, on December 22, 2014, the Segregated Account made equalizing payments of Deferred Amounts, together with interest thereon. The aggregate amount of payments for the partial redemption of Segregated Account and Ambac Assurance surplus notes owned by third parties, including accrued interest, was $413.6 million in the aggregate and the equalizing payments of Deferred Amounts was $1,137.2 million.
In addition, as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, the Segregated Account will

| Ambac Financial Group, Inc. 47 2015 FORM 10-K |

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
Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts, our future available liquidity to pay claims would be reduced materially. In January 2016, Ambac Assurance settled its RMBS-related disputes and litigation against JP Morgan Chase & Co. and certain of its affiliates (collectively "JP Morgan"). Pursuant to the settlement, JP Morgan paid Ambac Assurance $995.0 million in cash in return for releases of all of Ambac Assurance's claims against JP Morgan arising from certain RMBS transactions insured by Ambac Assurance. Ambac Assurance also is entitled to other subrogation amounts relating to excess spread in RMBS transactions and other contractual recoveries on public and structured finance policies. During the year ended December 31, 2015, Ambac Assurance received $308.4 million, net of reinsurance,
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $71.0 million as of December 31, 2015. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
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
While meaningful progress has been made in unwinding the Financial Services businesses, multiple sources of risk continue to exist. These include potential swap terminations, the inability to replace or establish new hedge positions and interest rate volatility.
As of December 31, 2015, Ambac had a $100.4 million contingent withdrawal investment agreement outstanding related to a structured credit-linked note ("CLN"). The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedule of its investment agreement liability. Additionally, management performs regular surveillance of the related CLN to analyze early withdrawal risk.
Liquidity risk exists in the derivative contract and investment agreement portfolios due to contract provisions which may require collateral posting or early termination of contracts. Both the investment agreement and swap businesses borrow cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from OCI.

| Ambac Financial Group, Inc. 48 2015 FORM 10-K |

Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in million)	2015	2014	December 31, 2013	April 30, 2013
Cash provided by (used in):
Operating activities	$87.5	$(971.5)	$186.9	$(0.7)
Investing activities	(172.6)	1,275.2	(247.5)	115.3
Financing activities	46.9	(307.1)	(15.0)	(5.5)
Net cash flow	$(38.2)	$(3.5)	$(75.6)	$109.1
Operating activities
The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, investment coupon receipts, claim and reinsurance recoveries and RMBS subrogation recoveries. The principal uses of Ambac's liquidity are the payment of operating and loss expenses, claim and commutation payments on insurance contracts, ceded reinsurance premiums and tax payments. During the year ended December 31, 2015, Ambac had net loss and loss expense payments of $1.1 million. During the year ended December 31, 2014, Ambac had net loss and loss expense payments of $1,067.3 million, inclusive of interest payments on Deferred Amounts of $82.5 million. Ambac had net loss and loss expense payments of $2.5 million in the eight months ended December 31, 2013, and net loss and loss expense recoveries of $20.4 million in the four months ended April 30, 2013. In addition, during the year ended December 31, 2015 and December 31, 2014 gross premium collection and credit derivative receipts by Ambac were $110.9 million and $129.1 million, respectively. Gross premium collection and credit derivative receipts for the eight months ended December 31, 2013 and four months ended April 30, 2013 were $87.2 million and $52.2 million, respectively. In connection with the IRS Settlement Agreement, Ambac paid $101.9 million to the US Treasury in April 2013.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim payments (including further payments of Deferred Amounts and interest thereon) and payments under credit default swap contracts. Additional increases to Interim Payments, which are at the sole discretion of the Rehabilitator, will have further adverse effects on Ambac's future cash flows.
Financing Activities
Financing activities for the year ended December 31, 2015 included proceeds of $129.9 million (net of repayments during the year ended December 31, 2015) received from a secured borrowing, partially offset by payments for investment agreement draws of $63.9 million, payments for extinguishment of long-term debt of $13.8 million and the acquisition of Ambac warrants of $5.0 million. Financing activities for the year ended December 31, 2014 included redemption payments on surplus notes of $331.4 million and repayments of investment agreements of $200.0 million, partially offset by proceeds from Ambac's sale of its Segregated Account junior surplus note in the amount of $224.3 million. Financing activities for the eight months ended December 31, 2013 and the four months ended April 30, 2013, included paydowns on a secured borrowing of $9.1 million and $5.5 million, respectively.
Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. At December 31, 2015 Ambac posted collateral of $108.4 million in connection with its outstanding investment agreements.
Ambac Financial Services, LLC (“AFS”) provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $229.6 million, including independent amounts, under these contracts at December 31, 2015.
Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.
BALANCE SHEET
Total assets decreased by approximately $1,432 million from December 31, 2014 to $23.7 billion at December 31, 2015, primarily due to (i) a full impairment of goodwill (ii) declines in

| Ambac Financial Group, Inc. 49 2015 FORM 10-K |

VIE assets primarily as a result of deconsolidations during the year, and (iii) lower premium receivables from the runoff, including early terminations, of the insured portfolio, partially offset by higher subrogation recoveries and an increase in investments. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K, for additional information regarding the impairment of goodwill.
Total liabilities decreased by approximately $1,716 million from December 31, 2014 to $21.8 billion as of December 31, 2015, primarily as a result of (i) lower loss and loss expense reserves primarily due to positive development on existing loss reserves including de-risking via commutations; (ii) lower variable interest entity liabilities; (iii) lower unearned premium reserves; and (iv)

lower investment agreement liabilities; partially offset by a secured borrowing executed in 2015.
As of December 31, 2015 total stockholders’ equity was $1,958 million, compared with total stockholders’ equity of $1,674 million at December 31, 2014. This increase was primarily due to net income partially offset by declines in Other Comprehensive Income earned primarily from the depreciation of non-VIE investment fair values.
Investment Portfolio.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by segment at December 31, 2015 and 2014:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2015:
Fixed income securities	4,758.7	109.3	175.8	5,043.8
Short-term	177.5	0.2	48.1	225.8
Other investments	285.3	—	25.3	310.6
Fixed income securities pledged as collateral	64.5	—	—	64.5
Total investments	$5,286.0	$109.5	$249.2	$5,644.7
Percent total	93.7%	1.9%	4.4%	100%

December 31, 2014:
Fixed income securities	4,382.1	109.2	234.3	4,725.6
Short-term	337.0	0.2	22.9	360.1
Other investments	336.0	—	21.0	357.0
Fixed income securities pledged as collateral	64.3	—	—	64.3
Total investments	$5,119.4	$109.4	$278.2	$5,507.0
Percent total	93.0%	2.0%	5.0%	100%

| Ambac Financial Group, Inc. 50 2015 FORM 10-K |

Ambac invests in various asset classes in its available-for-sale investment portfolio. Refer to Note 11. Investments for details of all investments by asset class. The following table represents the fair value of mortgage and asset-backed securities at December 31, 2015 and 2014 by classification:

($ in millions)	Financial Guarantee (1)	Financial Services	Corporate	Total
December 31, 2015:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$772.1	$—	$75.1	$847.2
RMBS—Second Lien	814.0	—	1.2	815.2
RMBS—First Lien—Sub Prime	314.9	—	—	314.9
Total residential mortgage-backed securities	1,901.0	—	76.3	1,977.3
Other asset-backed securities
Auto	192.6	4.5	54.1	251.2
Military Housing	238.2	—	—	238.2
Credit Cards	50.9	104.8	22.4	178.1
Structured Insurance	119.8	—	—	119.8
Student Loans	19.8	—	—	19.8
Other	31.3	—	2.1	33.4
Total other asset-backed securities	652.6	109.3	78.6	840.5
Total	$2,553.6	$109.3	$154.9	$2,817.8

December 31, 2014:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$573.2	$—	$—	$573.2
RMBS—Second Lien	872.2	—	—	872.2
RMBS—First Lien—Sub Prime	265.5	—	—	265.5
Total residential mortgage-backed securities	1,710.9	—	—	1,710.9
Other asset-backed securities
Auto	31.0	4.5	125.1	160.6
Military Housing	228.8	—	—	228.8
Credit Cards	9.6	104.7	60.5	174.8
Structured Insurance	51.4	—	—	51.4
Student Loans	231.7	—	—	231.7
Other	2.7	—	32.0	34.7
Total other asset-backed securities	555.2	109.2	217.6	882.0
Total	$2,266.1	$109.2	$217.6	$2,592.9

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 11. Investments of the Consolidated Financial Statements included in Part II Item 8 for further discussion of Ambac-insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities portfolios is CC and BBB- as of December 31, 2015, and CC and BB as of December 31, 2014, respectively.
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

| Ambac Financial Group, Inc. 51 2015 FORM 10-K |

The following table provides the ratings(1) distribution of the fixed income investment portfolio based on fair value at December 31, 2015 and 2014 by segment:

Ratings (1)	Financial Guarantee	Financial Services	Corporate	Combined (2)
December 31, 2015
AAA	11%	100%	66%	15%
AA	10	—	—	9
A	19	—	—	18
BBB	14	—	—	14
Below investment grade	38	—	34	37
Not rated	8	—	—	7
Total	100%	100%	100%	100%

December 31, 2014
AAA	10%	100%	99%	17%
AA	10	—	1	9
A	16	—	—	15
BBB	18	—	—	17
Below investment grade	41	—	—	38
Not rated	5	—	—	4
Total	100%	100%	100%	100%

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 41% and 41% of the 2015 and 2014 Combined portfolio, respectively.
The increase in the percentage of not rated and below investment grade holdings since December 31, 2014 is driven by additional purchases of Ambac insured bonds.
The following table summarizes, for all available-for-sale securities in an unrealized loss position as of December 31, 2015 and 2014,

the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

| Ambac Financial Group, Inc. 52 2015 FORM 10-K |

	2015		2014
($ in millions) December 31	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value (1)	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
Less than 12 months	$117.0	$2.1	$77.8	$1.2
Greater than 12 months	114.7	6.1	135.1	5.8
	231.7	8.2	212.9	7.0
Corporate obligations in continuous unrealized loss for:
Less than 12 months	938.9	21.3	453.5	5.0
Greater than 12 months	92.6	3.0	172.0	4.4
	1,031.5	24.3	625.5	9.4
Foreign government obligations in continuous unrealized loss for:
Less than 12 months	34.9	1.0	20.8	0.7
Greater than 12 months	8.6	0.8	14.3	0.6
	43.5	1.8	35.1	1.3
U.S. government obligations in continuous unrealized loss for:
Less than 12 months	67.5	0.1	71.5	0.3
Greater than 12 months	10.6	0.2	14.7	0.3
	78.1	0.3	86.2	0.6
U.S. agency obligations in continuous unrealized loss for:
Less than 12 months	—	—	25.0	—
Greater than 12 months	4.2	—	4.4	—
	4.2	—	29.4	—
Residential mortgage-backed securities in continuous unrealized loss for:
Less than 12 months	584.7	53.4	413.2	12.4
Greater than 12 months	213.3	11.2	10.1	1.1
	798.0	64.6	423.3	13.5
Collateralized debt obligations in continuous unrealized loss for:
Less than 12 months	77.6	1.5	5.0	0.3
Greater than 12 months	—	—	—	—
	77.6	1.5	5.0	0.3
Other asset-backed securities in continuous unrealized loss for:
Less than 12 months	450.7	3.5	248.8	0.2
Greater than 12 months	19.3	—	0.1	—
	470.0	3.5	248.9	0.2
Short term securities in continuous unrealized loss for:
Less than 12 months	10.0	—	8.8	—
Greater than 12 months	—	—	—	—
	10.0	—	8.8	—
Total	$2,744.6	$104.2	$1,675.1	$32.3

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.
Management has determined that the unrealized losses in available-for-sale securities are primarily driven by increases in interest rates and shifts in market risk and liquidity premiums demanded by fixed income investors between the Fresh Start Reporting Date of April 30, 2013 and December 31, 2015. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) there being no unexpected principal and interest payment defaults on these securities; (b) an analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management having no intent to sell these securities; and (d) it being not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis.

| Ambac Financial Group, Inc. 53 2015 FORM 10-K |

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of December 31, 2015 and 2014, by contractual maturity date:

	2015		2014
($ in millions) December 31	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$2.2	$2.2	$—	$—
Due after one year through five years	62.3	60.7	11.8	11.7
Due after five years through ten years	135.6	129.6	151.6	147.6
Due after ten years	39.8	39.2	56.5	53.6
	239.9	231.7	219.9	212.9
Corporate obligations:
Due in one year or less	46.1	46.0	56.1	56.1
Due after one year through five years	521.3	514.0	337.7	334.7
Due after five years through ten years	425.3	411.3	228.1	221.8
Due after ten years	63.1	60.2	13.0	12.9
	1,055.8	1,031.5	634.9	625.5
Foreign government obligations:
Due in one year or less	—	—	3.6	3.3
Due after one year through five years	12.1	11.3	11.7	11.4
Due after five years through ten years	30.0	29.3	19.2	18.5
Due after ten years	3.2	2.9	1.9	1.9
	45.3	43.5	36.4	35.1
U.S. government obligations:
Due in one year or less	—	—	1.8	1.8
Due after one year through five years	76.1	75.8	79.9	79.5
Due after five years through ten years	2.3	2.3	3.9	3.8
Due after ten years	—	—	1.2	1.1
	78.4	78.1	86.8	86.2
U.S. agency obligations:
Due in one year or less	—	—	25.0	25.0
Due after one year through five years	4.2	4.2	4.4	4.4
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	4.2	4.2	29.4	29.4
Residential mortgage-backed securities	862.6	798.0	436.8	423.3
Collateralized debt obligations	79.1	77.6	5.3	5.0
Other asset-backed securities	473.5	470.0	249.1	248.9
Short term securities	10.0	10.0	8.8	8.8
Total	$2,848.8	$2,744.6	$1,707.4	$1,675.1

| Ambac Financial Group, Inc. 54 2015 FORM 10-K |

The following table summarizes, for all securities sold at a loss during 2015, 2014 and 2013, the aggregate fair value and realized loss by length of time those securities were continuously in an unrealized loss position prior to the sale date:

	Successor Ambac						Predecessor Ambac
					Period from May 1		Period from Jan 1
	Year Ended December 31,				through		through
	2015		2014		December 31, 2013 (1)		April 30, 2013
($ in millions)	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses
Municipal obligations in continuous unrealized loss for:
Less than 12 months	$55.9	$1.0	$49.1	$0.4	$173.1	$5.0	$—	$—
Greater than 12 months	—	—	—	—	—	—	—	—
	55.9	1.0	49.1	0.4	173.1	5.0	—	—
Corporate obligations in continuous unrealized loss for:
Less than 12 months	70.9	6.8	119.4	1.5	36.0	0.7	—	—
Greater than 12 months	7.6	0.5	32.5	0.7	—	—	—	—
	78.5	7.3	151.9	2.2	36.0	0.7	—	—
Foreign government obligations in continuous unrealized loss for:
Less than 12 months	6.9	0.3	32.6	0.6	35.2	1.2	—	—
Greater than 12 months	7.6	—	32.3	1.6	—	—	—	—
	14.5	0.3	64.9	2.2	35.2	1.2	—	—
U.S. government obligations in continuous unrealized loss for:
Less than 12 months	21.4	0.2	16.0	—	18.8	0.4	—	—
Greater than 12 months	0.5	—	1.1	—	—	—	—	—
	21.9	0.2	17.1	—	18.8	0.4	—	—
Residential mortgage-backed securities in continuous unrealized loss for:
Less than 12 months	—	—	84.7	0.2	28.5	0.9	0.5	0.1
Greater than 12 months	—	—	—	—	—	—	—	—
	—	—	84.7	0.2	28.5	0.9	0.5	0.1
Other asset-backed securities in continuous unrealized loss for:
Less than 12 months	53.9	0.1	202.1	2.0	13.8	0.3	—	—
Greater than 12 months	—	—	—	—	—	—	38.4	—
	53.9	0.1	202.1	2.0	13.8	0.3	38.4	—
Short term securities in continuous unrealized loss for:
Less than 12 months	14.8	—	25.9	—	71.1	—	25.9	—
Greater than 12 months	—	—	—	—	—	—	—	—
	14.8	—	25.9	—	71.1	—	25.9	—
Total	$239.5	$8.9	$595.7	$7.0	$376.5	$8.5	$64.8	$0.1

(1)
As a result of the implementation of Fresh Start, amortized cost for available for sale securities were set to fair value on April 30, 2013. Accordingly, Successor Ambac does not have any realized losses on securities that were in a continuous unrealized loss position for greater than 12 months.

Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. For the year ended December 31, 2015 and 2014, the insurance intangible amortization expense was $170 million and $152 million, respectively. As of December 31, 2015 and 2014, the gross carrying value of the insurance intangible asset was $1,627 million and $1,660 million, respectively. The decrease in gross carrying value at December 31, 2015 from December 31, 2014 was due to changes in foreign currency related to the insurance intangible at consolidated companies with functional currencies other than the US dollar. Accumulated amortization of the insurance intangible asset was $414 million and $249 million, as of December 31, 2014 and 2013, respectively, resulting in a net insurance intangible asset of $1,212 million and $1,411 million, respectively.
Goodwill. At the Fresh Start Reporting Date, goodwill of $515 million was recorded which represented the excess reorganization value which could not be attributed to the fair value of specific

| Ambac Financial Group, Inc. 55 2015 FORM 10-K |

identified tangible and intangible assets. As of September 30, 2015 we concluded goodwill was fully impaired. Refer to Note 2. Basis of Presentation and Significant Accounting Policies included in Part II, Item 8 in this Form 10-K for further discussion of the facts and circumstances leading to the impairment of goodwill.
Derivative Liabilities. The interest rate derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the Company, including the financial guarantee portfolio. Derivative liabilities decreased from $407 million to $353 million primarily due to increases in interest rates during 2015. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $88.8 million at December 31, 2015 and $80.4 million at December 31, 2014 to incorporate the market’s view of Ambac’s credit quality. The higher CVA as of December 31, 2015 is a function of (i) changes to the underlying derivative liabilities before considering Ambac's credit quality and (ii) the market’s view that Ambac’s credit quality declined during the year ended December 31, 2015.

Loss and Loss Expense Reserves. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expense reserves include the unpaid portion of interest accrued on Deferred Amounts established pursuant to the amended Segregated Account Rehabilitation Plan. The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies for which we do not consolidate the VIE. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.
The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of December 31, 2015 and 2014 were $2,859 million and $3,799 million, respectively. As of December 31, 2015 and 2014, respectively, $3,459 million and $3,274 million of Segregated Account claims remain unpaid, including unpaid accrued interest on Deferred Amounts of $491 million and $329 million, respectively.
Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
December 31, 2015:
Loss and loss expense reserves	$2,139	$350	$3,265	$(1,476)	$(190)	$4,088
Subrogation recoverable	829	141	208	(2,407)	—	(1,229)
Totals	$2,968	$491	$3,473	$(3,883)	$(190)	$2,859

December 31, 2014:
Loss and loss expense reserves	$2,172	$235	$3,792	$(1,206)	$(241)	$4,752
Subrogation recoverable	773	94	198	(2,018)	—	(953)
Totals	$2,945	$329	$3,990	$(3,224)	$(241)	$3,799

(1)	Present value of future recoveries include RMBS representation and warranty recoveries of $2,830 and $2,523 at December 31, 2015 and 2014, respectively.
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
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims and loss reserves are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 92% of our ever-to-date insurance claims recorded with RMBS comprising 88%. We have observed that, with respect to certain bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. Refer to the "Critical Accounting Policies and Estimates" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the potential variability of expected future loss and recoveries.
The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at December 31, 2015 and 2014:

| Ambac Financial Group, Inc. 56 2015 FORM 10-K |

		Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions)	Gross par outstanding (1)	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
December 31, 2015:
RMBS	$8,067	$2,957	$490	$1,364	$(3,376)	$(34)	$1,401
Student Loans	1,207	—	—	559	(39)	(34)	486
Domestic Public Finance	5,246	11	1	993	(456)	(79)	470
Ambac UK	943	—	—	460	(12)	(28)	420
All other credits	513	—	—	24	—	(15)	9
Loss expenses	—	—	—	73	—	—	73
Totals	$15,976	$2,968	$491	$3,473	$(3,883)	$(190)	$2,859

December 31, 2014:
RMBS	$9,713	$2,934	$328	$1,766	$(3,077)	$(36)	$1,915
Student Loans	1,764	—	—	969	(34)	(56)	879
Domestic Public Finance	4,796	11	1	520	(109)	(69)	354
Ambac UK	951	—	—	577	(4)	(31)	542
All other credits	1,099	—	—	64	—	(49)	15
Loss expenses	—	—	—	94	—	—	94
Totals	$18,323	$2,945	$329	$3,990	$(3,224)	$(241)	$3,799

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves at December 31, 2015 and 2014, are $847 and $44 and $915 and $100, respectively. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

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
The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at December 31, 2015 and 2014:

| Ambac Financial Group, Inc. 57 2015 FORM 10-K |

($ in millions)	Gross par outstanding	Gross loss reserves before representation and warranty subrogation recoveries	Representation and warranty subrogation recoveries	Gross loss reserves net of representation and warranty subrogation recoveries
December 31, 2015:
Second-lien	$1,261	$423	$—	$423
First-lien Mid-prime	2,594	1,575	—	1,575
First-lien Sub-prime	1,401	250	—	250
Other	193	132	—	132
Total Credits Without Subrogation	5,449	2,380	—	2,380
Second-lien	1,520	921	(2,072)	(1,151)
First-lien Mid-prime	116	424	(260)	164
First-lien Sub-prime	982	506	(498)	8
Total Credits With Subrogation	2,618	1,851	(2,830)	(979)
Total	$8,067	$4,231	$(2,830)	$1,401

December 31, 2014:
Second-lien	$1,553	$492	$—	$492
First-lien-Mid-prime	3,105	1,603	—	1,603
First-lien-Sub-prime	1,611	307	—	307
Other	227	139	—	139
Total Credits Without Subrogation	6,496	2,541	—	2,541
Second-lien	1,923	931	(1,838)	(907)
First-lien Mid-prime	136	415	(225)	190
First-lien Sub-prime	1,158	551	(460)	91
Total Credits With Subrogation	3,217	1,897	(2,523)	(626)
Total	$9,713	$4,438	$(2,523)	$1,915
Student Loan
Total student loan gross loss reserves and related gross par outstanding on Ambac insured obligations were $485 and $1,207 and $879 and $1,764, at December 31, 2015 and 2014, respectively. Gross loss reserves declined in 2015 as a result of refinancings, executed commutations, and the positive impact of higher commutation probabilities.
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public interests. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	2015		2014
($ in millions) December 31 Issuer Type	Gross Par Outstanding	Gross Loss Reserves	Gross Par Outstanding	Gross Loss Reserves
Lease and tax-backed	$2,277	$284	$2,003	$192
General obligation	2,039	99	656	70
Transportation revenue	603	62	487	50
Housing	192	24	920	37
Other	135	1	730	5
Total	$5,246	$470	$4,796	$354

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
AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance, Everspan and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. OCI has prescribed or permitted additional accounting practices for Ambac Assurance, Everspan and the Segregated Account which are described in Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. As a result of these prescribed and permitted practices, Ambac Assurance’s policyholder surplus at December 31, 2015 and 2014 was higher by $21.3 million and $168.1 million, respectively, than if Ambac Assurance and the Segregated Account had reported such amounts in accordance with NAIC SAP.
Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance and accordingly is subject to all of the filing and statutory reporting requirements of Wisconsin domiciled insurers. The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus in Ambac Assurance’s statutory basis financial statements. Accordingly, Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account and, to the extent allowable under a prescribed accounting practice by OCI, the Segregated Account. Pursuant to this prescribed practice, the results of the Segregated Account are not fully included in Ambac Assurance’s statutory financial statements if Ambac Assurance’s surplus is (or would be) less than $100.0 million (“Minimum Surplus Amount”). Maintaining the Minimum Surplus Amount could result in a reduction in the liabilities assumed by Ambac Assurance from the Segregated Account. Please refer to Note 1. Background and Business Description of the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information on the establishment of the Segregated Account as well as the operative documents between Ambac Assurance and the Segregated Account.

Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $624.8 million and $1,015.7 million at December 31, 2015, respectively, as compared to $100.0 million and $268.4 million at December 31, 2014, respectively. The Segregated Account’s statutory policyholder surplus amount was $387.6 million and $239.3 million as of December 31, 2015 and 2014, respectively. At December 31, 2015, Ambac Assurance’s surplus as regards to policyholders exceeds the Minimum Surplus Amount. At December 31, 2014, Ambac Assurance's surplus as regards to policyholders was at the Minimum Surplus Amount and therefore $149.5 million of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan (as defined above) and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
Beginning with the December 31, 2014 statutory financial statements, Ambac Assurance and the Segregated Account reclassified surplus notes, excluding junior surplus notes, from policyholder surplus to a liability. In November 2014, Ambac Assurance and the Segregated Account were required by OCI and in accordance with the Segregated Account Rehabilitation Plan to partially redeem surplus notes to ensure that they are treated pari passu with payments of Deferred Amounts. Given such treatment, surplus notes, excluding junior surplus notes, are now presented as a liability in accordance with statutory accounting principles.
Ambac Assurance’s increase in policyholder surplus was primarily due to statutory net income, partially offset by contributions to contingency reserves. Statutory net income was primarily due to positive loss developments, premium earnings and investment income which was partially offset by the accrual of interest on Deferred Amounts.
The Segregated Account’s increase in policyholder surplus was primarily due to the statutory net income resulting from the reversal of a reduction to insurance liabilities assumed by Ambac Assurance from prior year since Ambac Assurance's policyholder surplus exceeds the Minimum Surplus Amount at December 31, 2015.
Ambac Assurance’s statutory policyholder surplus includes $378.0 million of junior surplus notes issued by the Segregated Account, including $350.0 million that Ambac deposited into a statutory trust (as further discussed within Liquidity and Capital Resources in this Management's Discussion and Analysis). These junior surplus notes, as well as preferred stock issued by Ambac Assurance with a liquidation value of $660.3 million, are obligations that have claims on the resources of Ambac Assurance and the Segregated Account which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development (inclusive of Segregated Account reserves and interest on Deferred Amounts), (ii) approval by OCI of interest payments on existing surplus notes issued by Ambac Assurance or the Segregated Account, (iii) approval by OCI of principal or interest payments on existing junior surplus notes

| Ambac Financial Group, Inc. 58 2015 FORM 10-K |

issued by the Segregated Account, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed SAP practices by the OCI.
As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, the Rehabilitator redeemed certain Segregated Account surplus notes (other than junior surplus notes) on November 20, 2014 at a redemption price that includes an amount equal to accrued interest on such redeemed surplus notes. Such redemption also triggered similar proportionate redemption payments on Ambac Assurance's surplus notes. As of December 31, 2015, total unpaid interest, which will require OCI approval for payment, for surplus notes outstanding to third parties and junior surplus notes was $262.9 million and $44.8 million, respectively at the scheduled interest payment date of June 7, 2015. Additionally, if OCI approves interest payments on current Ambac Assurance surplus notes in the future, Ambac Assurance will be required to pay interest on certain repurchased surplus notes through their call option exercise dates. The amount of such unpaid interest on repurchased surplus notes is $13.7 million at December 31, 2015. Under SAP, these amounts will be recorded as a liability once approval for payment has been granted by OCI.
The significant differences between GAAP and SAP are that under SAP:

•
Loss reserves are only established for losses on guaranteed obligations that have defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (5.1% as prescribed by OCI). Loss reserves are established for non-defaulted policies on the date when a binding commutation contract is signed by the counterparty. Under GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 2.4%.

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

•
Wholly owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to admissibility tests. When Ambac Assurance’s share of the subsidiaries’ losses exceeds the related carrying amounts of the wholly owned subsidiary, Ambac Assurance discontinues applying the equity method and the investment is reduced to zero. For those subsidiaries that have insufficient claims paying resources and whose obligations are guaranteed by Ambac Assurance, Ambac Assurance records an estimated impairment for probable losses which are in excess of the subsidiaries’ claims paying resources.

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

•
Upfront premiums written are earned on a basis proportionate to the remaining scheduled debt service to the original total principal and interest insured. Installment premiums are reflected in income pro-rata over the period covered by the premium payment. When an insurance policy has been legally defeased, the related portion of unearned premium revenue is accelerated and recognized as premiums earned. Under GAAP, premium revenues for both upfront and installment premiums are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date. When an insured bond has been retired, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero, which may cause negative accelerated premium revenue. For bonds that are legally defeased, generally through a refunding or a pre-refunding, the remaining unearned premium revenue is not accelerated but is recognized over the remaining life of the defeasance period.

AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland"; effective January 1, 2015. FRS 102 is a

| Ambac Financial Group, Inc. 59 2015 FORM 10-K |

financial reporting standard replacing old UK GAAP that were under the provisions of The Large and Medium-sized Companies and Groups (Accounts and Reports) Regulations 2008 relating to insurance companies. FRS 102 is a single coherent financial reporting standard that provides accounting and reporting requirements for unlisted entities. FRS 102 differs from old UK GAAP in a number of respects, including accounting requirements for goodwill and intangible assets, group defined benefit schemes and deferred tax, although there was no significant impact to Ambac UK. Ambac UK’s shareholder funds under UK GAAP was £47.8 million at December 31, 2015 as compared to a deficit of £103.2 million at December 31, 2014. Ambac UK’s improvement in shareholders’ funds was primarily due to net income arising from the receipt of premiums and reduction in loss provisions. At December 31, 2015, the carrying value of cash and investments was £384.7 million, an increase from £337.6 million at December 31, 2014. The increase in cash and investments is due to the continued receipt of premium income and investment coupons from Ambac UK's investment portfolio in addition to improvements in value of investments in pooled funds, partially offset by the purchase of Ambac UK insured securities which reduced loss reserves.
The significant differences between U.S. GAAP and UK GAAP are that under UK GAAP:

•
Loss reserves are only established for losses on guaranteed obligations when, in the judgment of management, a monetary default in the timely payment of debt service is likely to occur, which would result in Ambac UK incurring a loss. A loss provision is established in an amount that is sufficient to cover the present value (currently using a discount rate of 2.61%) of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. The discount rate is equal to the lower of the rate of return on invested assets for either the current year or the period covering the current year plus the four previous years. Under U.S. GAAP, loss reserves are established (net of U.S. GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 2.3% for Ambac UK related transactions.

•	Investments in fixed income securities are stated at amortized cost, subject to an other-than-temporary impairment evaluation. Under U.S. GAAP, all bonds are reported at fair value.

•
Purchases of Ambac UK insured securities are bifurcated into an intrinsic and an Ambac UK claim based value. The intrinsic value is recorded as an investment whereas the Ambac UK claim based value is recorded as a claim payment with an accompanying reduction in Ambac UK loss reserves. Under U.S. GAAP, purchases of Ambac UK insured securities are reported as investments and do not reduce loss reserves.

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

Ambac UK is also required to prepare financial statements pursuant to the Accounts and Statements Rules set out in Part I and Part IV of Chapter 9 to IPRU(INS) the Interim Prudential Sourcebook for Insurers, GENPRU the General Prudential Sourcebook and INSPRU the Insurance Prudential Sourcebook (“the Rules”) made by the Prudential Regulatory Authority under section 138 of the Financial Services and Markets Act 2000 (“UK Regulatory”). The deficit in Ambac UK’s shareholder funds under UK Regulatory was £259.8 million at December 31, 2015 as compared to a deficit of £416.5 million at December 31, 2014, an improvement primarily due to net income, a reduction in undiscounted loss reserves primarily due to the purchases of Ambac UK insured securities, partially offset by an increase in inadmissible assets. The deficit at December 31, 2015 and 2014 are in comparison to a regulatory capital requirement of £15.6 million and £20.6 million, respectively, whereby Ambac UK is deficient in terms of compliance with applicable regulatory capital requirements by £275.4 million and £437.1 million at December 31, 2015 and 2014, respectively. The regulators are aware of this deficiency and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
The significant differences between UK GAAP and UK Regulatory accounting policies are that under UK Regulatory:

•	No discount is applied in the calculation of the loss provision whereas under UK GAAP such payments are discounted.

•
Under UK Regulatory all investments are stated at fair value and are subject to certain counterparty admissibility tests. As of December 31, 2015 the total UK Regulatory deduction for investments in excess of counterparty exposure limits was £138.3 million. Under UK GAAP fixed income investments are stated at amortized cost, subject to an other-than-temporary impairment evaluation with other investments being held at current value.

NON-GAAP FINANCIAL MEASURES
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company reports two non-GAAP financial measures: Operating Earnings (Losses) and Adjusted Book Value. A non-GAAP financial measure is a numerical measure

| Ambac Financial Group, Inc. 60 2015 FORM 10-K |

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

•	Elimination of non-recurring GAAP Fresh Start reporting adjustments.

| Ambac Financial Group, Inc. 61 2015 FORM 10-K |

The following table reconciles net income attributable to common shareholders to the non-GAAP measure, Operating Earnings, for all periods presented:

	Successor Ambac						Predecessor Ambac
					Period from May 1		Period from Jan 1
	Year Ended December 31,				through		through
	2015		2014		December 31, 2013		April 30, 2013
($ in millions, except per share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share	$ Amount (1)
Net income attributable to common shareholders	$493.4	$10.72	$484.1	$10.31	$505.2	$10.91	$3,349.0
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(36.7)	(0.80)	(17.1)	(0.37)	(165.9)	(3.58)	71.6
Effect of consolidating financial guarantee VIEs	9.1	0.20	45.0	0.96	223.7	4.83	(413.7)
Insurance intangible amortization	169.6	3.69	151.8	3.24	99.7	2.15	—
Impairment of goodwill	514.5	11.18	—	—	—	—	—
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	29.4	0.64	34.9	0.74	(21.0)	(0.45)	11.3
Fair value (gain) loss on derivative products from Ambac CVA	(14.2)	(0.31)	(16.1)	(0.34)	46.8	1.01	26.7
Fresh Start accounting adjustments	—	—	—	—	—	—	(2,749.7)
Operating earnings	$1,165.1	$25.32	$682.6	$14.54	$688.5	$14.87	$295.2
(1) Per diluted share for Predecessor Ambac is not meaningful.
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

| Ambac Financial Group, Inc. 62 2015 FORM 10-K |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value for all periods presented:

	2015		2014
December 31 ($ in millions, except per share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,684.8	$37.41	$1,399.1	$31.09
Adjustments:
Non-credit impairment fair value losses on credit derivatives	19.0	0.42	55.7	1.24
Effect of consolidating financial guarantee variable interest entities	(302.8)	(6.72)	(319.1)	(7.09)
Insurance intangible asset	(1,212.1)	(26.91)	(1,410.9)	(31.35)
Goodwill	—	—	(514.5)	(11.43)
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(78.7)	(1.75)	(64.5)	(1.44)
Net unearned premiums and fees in excess of expected losses	1,056.6	23.46	1,402.3	31.16
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(51.0)	(1.13)	(210.7)	(4.68)
Adjusted book value	$1,115.8	$24.78	$337.4	$7.50
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Operating Earnings, including the majority of revenues and expenses but exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment.  Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign exchange rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2014 to December 31, 2015 of $778.4 million was primarily driven by an increase in Ambac's total stockholders equity primarily related to a benefit in loss and loss expenses.
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
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment agreements, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac and are internally rated below investment grade are excluded from the company's interest rate sensitivity measures. The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 10. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2015:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$54	49	31	—	(43)	(102)
Estimated net fair value	$2,256	2,251	2,233	2,202	2,159	2,100

(1)	Incorporates an interest rate floor of 0%
Due to the low interest rate environment as of December 31, 2015, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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

| Ambac Financial Group, Inc. 63 2015 FORM 10-K |

The interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.7 million for a 1 basis point parallel shift in USD swap rates up or down at December 31, 2015. The impact of the macro-hedge is included in the interest rate sensitivity table above.
The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the year ended December 31, 2015, Ambac’s interest rate derivative portfolio VaR averaged approximately $15.2 million, and ranged from a high of $16.2 million to a low of $14.3 million. These

VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
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
The following table summarizes the estimated change in fair values on Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation credit spreads at December 31, 2015. It is more likely that actual changes in credit spreads will vary by security:

	Change in Reference Obligation Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(27)	(6)	—	6	21
Estimated fair value	$(62)	(41)	(35)	(29)	(14)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $10.1 million reduction to the credit derivatives liability as of December 31, 2015. At December 31, 2015 the credit valuation adjustment resulted in a 22.7% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 10. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on measurement of the credit valuation adjustment.
The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. Valuation adjustments for counterparty credit risk reduced derivative assets by $17.6 million as of December 31, 2015. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $78.7 million as of December 31, 2015.
The following table summarizes the estimated change in fair values on Ambac's credit derivative and interest rate swap net liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at December 31, 2015:

	Change in Ambac Credit Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$18	4	—	(5)	(26)
Estimated fair value	$(250)	(264)	(268)	(273)	(294)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and are internally rated below investment grade and were purchased in Ambac's investment portfolio are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at December 31, 2015. It is more likely that actual changes in credit spreads will vary be security:

| Ambac Financial Group, Inc. 64 2015 FORM 10-K |

	Change in Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(279)	(56)	—	56	280
Estimated fair value	$2,995	3,218	3,274	3,330	3,554
Foreign Exchange Risk:
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of December 31, 2015.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(60)	$(30)	$30	$60

| Ambac Financial Group, Inc. 65 2015 FORM 10-K |

Item 8.     Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ambac Financial Group, Inc.:
We have audited Ambac Financial Group, Inc.’s (the “Company” or “Ambac”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Ambac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambac as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014, eight month period ended December 31, 2013 (Successor Company), and the four month period ended April 30, 2013 (Predecessor Company), and our report dated February 29, 2016, expressed an unqualified opinion on those consolidated financial statements. The opinion refers to Note 1, which describes factors that raise substantial doubt about Ambac’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
New York, New York
February 29, 2016

| Ambac Financial Group, Inc. 66 2015 FORM 10-K |

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ambac Financial Group, Inc.:
We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014, eight month period ended December 31, 2013 (Successor Company), and the four month period ended April 30, 2013 (Predecessor Company). In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules in this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, eight-month period ended December 31, 2013 (Successor Company), and the four-month period ended April 30, 2013 (Predecessor Company), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
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
As discussed in Note 1 to the consolidated financial statements, the Company filed for relief under Chapter 11 of the United States Bankruptcy Code on November 8, 2010. The Company’s plan of reorganization became effective and the Company emerged from bankruptcy protection on April 30, 2013. In connection with their emergence from bankruptcy, the Successor Company, Ambac Financial Group, Inc. adopted fresh-start reporting in conformity with ASC Topic 852, “Reorganizations,” effective April 30, 2013. The 2013 Successor Period and the 2013 Predecessor Period are distinct reporting periods and accordingly; the Successor Company’s consolidated financial statements are not comparable to the Predecessor Company’s consolidated financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 29, 2016

| Ambac Financial Group, Inc. 67 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

December 31 (Dollars in thousands, except share data)	2015	2014
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $4,992,756 in 2015 and $4,514,878 in 2014)	$5,043,776	$4,725,686
Fixed income securities pledged as collateral, at fair value (amortized cost of $64,612 in 2015 and $64,378 in 2014)	64,555	64,267
Short-term investments, at fair value (amortized cost of $225,789 in 2015 and $360,069 in 2014)	225,789	360,065
Other investments (includes $285,261 at fair value in 2015 and $336,013 at fair value in 2014)	310,600	357,016
Total investments	5,644,720	5,507,034
Cash and cash equivalents	35,744	73,903
Receivable for securities	44,030	23,660
Investment income due and accrued	25,264	25,015
Premium receivables	831,575	1,000,607
Reinsurance recoverable on paid and unpaid losses	43,999	99,838
Deferred ceded premium	96,758	123,276
Subrogation recoverable	1,229,293	953,274
Loans	5,206	5,714
Derivative assets	84,995	109,017
Insurance intangible asset	1,212,112	1,410,920
Goodwill	—	514,511
Other assets	185,877	186,985
Variable interest entity assets:
Fixed income securities, at fair value	2,588,556	2,743,050
Restricted cash	5,822	7,708
Investment income due and accrued	1,213	1,284
Loans, at fair value	11,690,324	12,371,177
Other assets	2,582	2,891
Total assets	$23,728,070	$25,159,864
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$1,280,282	$1,673,785
Loss and loss expense reserves	4,088,106	4,752,007
Ceded premiums payable	53,494	60,436
Obligations under investment agreements	100,358	160,079
Deferred taxes	2,205	2,079
Current taxes	5,835	5,701
Long-term debt	1,124,950	971,116
Accrued interest payable	355,536	304,139
Derivative liabilities	353,358	406,944
Other liabilities	61,134	63,396
Payable for securities purchased	84,690	762
Variable interest entity liabilities:
Accrued interest payable	3,230	3,268
Long-term debt, at fair value	12,327,960	12,882,076
Derivative liabilities	1,928,403	2,200,163
Other liabilities	183	178
Total liabilities	21,769,724	23,486,129
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized, issued and outstanding shares; 45,044,222 and 45,005,932	450	450
Additional paid-in capital	190,813	189,138
Accumulated other comprehensive income	15,215	220,283
Retained earnings	1,478,439	989,290
Treasury stock, shares at cost: 8,202 and 2,459	(118)	(56)
Total Ambac Financial Group, Inc. stockholders’ equity	1,684,799	1,399,105
Noncontrolling interest	273,547	274,630
Total stockholders’ equity	1,958,346	1,673,735
Total liabilities and stockholders’ equity	$23,728,070	$25,159,864
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 68 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
(Dollars in thousands, except share data)	2015	2014	December 31, 2013	April 30, 2013
Revenues:
Net premiums earned	$312,595	$246,360	$213,518	$130,000
Net investment income:
Securities available-for-sale and short-term	249,337	292,838	142,866	116,371
Other investments	16,952	8,108	3,580	369
Total net investment income	266,289	300,946	146,446	116,740
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(66,692)	(26,632)	(47,418)	(467)
Portion of other -than-temporary impairment recognized in other comprehensive income	41,033	838	654	—
Net other-than-temporary impairment losses recognized in earnings	(25,659)	(25,794)	(46,764)	(467)
Net realized investment gains	53,476	58,777	4,467	53,305
Change in fair value of credit derivatives:
Realized gains and other settlements	2,785	3,043	9,778	3,444
Unrealized gains (losses)	38,916	20,863	183,091	(63,828)
Net change in fair value of credit derivatives	41,701	23,906	192,869	(60,384)
Derivative products	(42,544)	(181,087)	114,771	(33,735)
Net realized gains (losses) on extinguishment of debt	81	(74,724)	—	—
Other income	7,150	12,498	4,364	8,363
Income (loss) on variable interest entities	31,569	(32,212)	(48,623)	426,566
Total revenues before expenses and reorganization items	644,658	328,670	581,048	640,388
Expenses:
Losses and loss expenses (benefit)	(768,707)	(545,574)	(185,138)	(38,056)
Insurance intangible amortization	169,557	151,830	99,658	—
Underwriting and operating expenses	102,702	101,474	68,769	44,566
Interest expense	116,537	127,476	84,950	31,025
Goodwill impairment	514,511	—	—	—
Total expenses (benefit) before reorganization items	134,600	(164,794)	68,239	37,535
Pre-tax income before reorganization items	510,058	493,464	512,809	602,853
Reorganization items	—	211	493	(2,745,180)
Pre-tax income	510,058	493,253	512,316	3,348,033
Provision for income taxes	17,364	9,557	7,514	755
Net income	492,694	483,696	504,802	3,347,278
Less: net (gain) loss attributable to noncontrolling interest	(709)	(375)	(417)	(1,771)
Net income attributable to common shareholders	$493,403	$484,071	$505,219	$3,349,049
Other comprehensive income (loss), after tax:
Net income	$492,694	$483,696	$504,802	$3,347,278
Unrealized gains (losses) on securities, net of deferred income taxes of $0	(159,730)	252,603	(41,910)	175,347
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	(45,025)	(43,599)	43,165	(428)
Changes to postretirement benefit, net of tax of $0	(687)	(816)	10,847	185
Total other comprehensive income (loss), net of tax	(205,442)	208,188	12,102	175,104
Total comprehensive income	287,252	691,884	516,904	3,522,382
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net (gain) loss	(709)	(375)	(417)	(1,771)
Currency translation adjustments	(374)	(434)	441	229
Total comprehensive income attributable to Ambac Financial Group, Inc.	$288,335	$692,693	$516,880	$3,523,924
Net income per share attributable to Ambac Financial Group, Inc. common shareholders
Basic	$10.92	$10.73	$11.23	$11.07
Diluted	$10.72	$10.31	$10.91	$11.07
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 69 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Successor Ambac
Balance at January 1, 2015	$1,673,735	$989,290	$220,283	$—	$450	$189,138	$(56)	$274,630
Total comprehensive income	287,252	493,403	(205,068)	—	—	—	—	(1,083)
Stock-based compensation	3,105	—	—	—	—	3,105	—	—
Cost of shares (acquired) issued under equity plan	(374)	(312)	—	—	—	—	(62)	—
Cost of warrants acquired	(5,375)	(3,942)	—	—	—	(1,433)	—	—
Warrants exercised	3	—	—	—	—	3	—	—
Balance at December 31, 2015	1,958,346	1,478,439	15,215	—	450	190,813	(118)	273,547

Successor Ambac
Balance at January 1, 2014	$978,422	$505,219	$11,661	$—	$450	$185,672	$(19)	$275,439
Total comprehensive income	691,884	484,071	208,622	—	—	—	—	(809)
Stock-based compensation	3,450	—	—	—	—	3,450	—	—
Cost of shares acquired	(37)	—	—	—	—	—	(37)	—
Warrants exercised	16	—	—	—	—	16	—	—
Balance at December 31, 2014	$1,673,735	$989,290	$220,283	$—	$450	$189,138	$(56)	$274,630

Successor Ambac
Balance at May 1, 2013	$275,415	$—	$—	$—	$—	$—	$—	$275,415
Issuance of new equity in connection with emergence from Chapter 11	185,000	—	—	—	450	184,550	—	—
Balance at May 1, 2013	460,415	—	—	—	450	184,550	—	275,415
Total comprehensive income	516,904	505,219	11,661	—	—	—	—	24
Stock-based compensation	1,106	—	—	—	—	1,106	—	—
Cost of shares acquired	(19)	—	—	—	—	—	(19)	—
Warrants exercised	16	—	—	—	—	16	—	—
Balance at December 31, 2013	$978,422	$505,219	$11,661	$—	$450	$185,672	$(19)	$275,439

Predecessor Ambac
Balance at January 1, 2013	$(3,246,967)	$(6,297,264)	$625,385	$—	$3,080	$2,172,027	$(410,755)	$660,560
Total comprehensive income	3,522,382	3,349,049	174,875	—	—	—	—	(1,542)
Stock-based compensation	(60)	(60)	—	—	—	—	—	—
Shares issued under equity plans	60	—	—	—	—	—	60	—
Elimination of Predecessor Ambac Shareholder equity accounts and noncontrolling interest adjustment	—	2,948,275	(800,260)	—	(3,080)	(2,172,027)	410,695	(383,603)
Balance at April 30, 2013	$275,415	$—	$—	$—	$—	$—	$—	$275,415
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 70 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
(Dollars in thousands)	2015	2014	December 31, 2013	April 30, 2013
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$493,403	$484,071	$505,219	$3,349,049
Noncontrolling interest in subsidiaries’ earnings	(709)	(375)	(417)	(1,771)
Net income (loss)	492,694	483,696	504,802	3,347,278
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,213	3,582	1,980	974
Impairment of goodwill	514,511	—	—	—
Amortization of bond premium and discount	(129,584)	(79,183)	(34,698)	(60,146)
Reorganization items	—	211	493	(2,745,180)
Share-based compensation	3,105	3,450	1,106	—
Deferred income taxes	126	(120)	619	(6)
Current income taxes	134	4,963	5,148	(101,188)
Deferred acquisition costs	—	—	—	14,207
Unearned premiums, net	(366,985)	(559,642)	(205,951)	(172,549)
Losses and loss expenses, net	(795,072)	(1,650,090)	(86,838)	(43,284)
Ceded premiums payable	(6,942)	(10,526)	(7,044)	(2,059)
Investment income due and accrued	(249)	12,648	298	1,781
Premium receivables	169,032	452,414	78,610	88,990
Accrued interest payable	51,397	9,322	58,046	23,953
Amortization of insurance intangible assets	169,557	151,830	99,658	—
Net mark-to-market (gains) losses	(38,916)	(20,863)	(183,091)	63,828
Net realized investment gains	(53,476)	(58,777)	(4,467)	(53,305)
(Gain) loss on extinguishment of debt	(81)	74,724	—	—
Other-than-temporary impairment charges	25,659	25,794	46,764	467
Variable interest entity activities	(31,569)	32,212	48,623	(426,566)
Other, net	80,988	152,846	(137,150)	62,122
Net cash provided by (used in) operating activities	87,542	(971,509)	186,908	(683)
Cash flows from investing activities:
Proceeds from sales of bonds	1,002,329	3,125,864	942,943	310,916
Proceeds from matured bonds	1,029,026	1,402,904	613,345	307,472
Purchases of bonds	(2,374,804)	(2,937,782)	(2,213,116)	(286,633)
Proceeds from sales of other invested assets	177,756	49,739	90,067	—
Purchases of other invested assets	(128,186)	(133,928)	(136,986)	(164,368)
Change in short-term investments	134,276	(88,946)	455,495	(64,956)
Loans, net	508	465	1,103	1,920
Change in cash collateral receivable	(6,833)	(158,240)	(3,040)	(19,405)
Other, net	(6,674)	15,077	2,679	30,370
Net cash provided by (used in) investing activities	(172,602)	1,275,153	(247,510)	115,316
Cash flows from financing activities:
Proceeds from the sale of Junior Surplus Notes of the Segregated Account	—	224,262	—	—
Net proceeds received from a secured borrowing	143,430	—	—	—
Paydowns of a secured borrowing	(13,533)	—	(9,069)	(5,519)
Proceeds from warrant exercises	3	16	16	—
Cost of warrants acquired	(5,375)	—	—	—
Payments for investment agreement draws	(63,872)	(199,970)	(5,926)	—
Payments for extinguishment of long-term debt	(13,752)	(331,419)	—	—
Net cash provided by (used in) financing activities	46,901	(307,111)	(14,979)	(5,519)
Net cash flow	(38,159)	(3,467)	(75,581)	109,114
Cash and cash equivalents at beginning of period	73,903	77,370	152,951	43,837
Cash and cash equivalents end of period	$35,744	$73,903	$77,370	$152,951
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 71 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
(Dollars in thousands)	2015	2014	December 31, 2013	April 30, 2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$16,969	$4,400	$1,656	$102,129
Interest on secured borrowing	1,506	—	170	276
Interest on investment agreements	341	518	832	444
Interest on surplus notes	—	82,168	—	—
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	—	272	15,546	3,860
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 72 2015 FORM 10-K |

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
Ambac’s financial guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of its financial condition, by the rehabilitation of the Segregated Account (as defined below) and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the terms of its Auction Market Preferred Shares, and the terms of agreements entered into with the Segregated Account. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
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

•	Selectively growing and diversifying Ambac through the development or acquisition of financial services businesses such as advisory, asset servicing, asset management and/or insurance.
Ambac Assurance is evaluating possibilities for successfully concluding the Segregated Account Rehabilitation Proceedings (as defined below). In pursuing this objective, Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or purchase, restructure or exchange certain outstanding debt and insurance obligations. Ambac Assurance is also discussing with OCI (as defined below) potential options for addressing outstanding Deferred Amounts (as defined below), including accrued interest, and surplus notes (other than junior surplus notes). From time to time Ambac Assurance has also discussed with several counterparty creditors a potential exchange pursuant to which outstanding Deferred Amounts, including accrued interest, and surplus notes (other than junior surplus notes) would be exchanged for new securities and/or cash. As of the date of this filing, Ambac Assurance has not reached any agreement on the terms of a potential transaction, and we cannot provide assurance that any such transaction will be entered into by Ambac Assurance in the future, or if it is, as to the timing, terms or conditions of any such transaction. Any such transaction would remain subject to the prior approval of the board of Ambac Assurance, OCI and potentially the Rehabilitation Court (as defined below).
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the authority of the Rehabilitator (as defined below) to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. Opportunities for remediating losses on poorly performing insured transactions also depend on

| Ambac Financial Group, Inc. 73 2015 FORM 10-K |

market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy, as well as other counterparty specific factors. Oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity.
In October 2015, Ambac Assurance introduced a new program to invest in residential real estate owned properties sourced from Ambac Assurance insured transactions.  We are working with third-party vendors for necessary expertise and infrastructure related to this initiative. This program will be rolled out gradually to validate out internal investment thesis. While this program was initiated in order to help remediate losses in the insured portfolio, it has the potential to evolve into a new business opportunity for Ambac.
Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to execute the acquisition or development of any new business. In addition, there can be no assurance that we will be able to obtain the financial and other resources that may be required to finance the acquisition or development of new businesses. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative.
As a result of uncertainties associated with the aforementioned oversight by the Rehabilitator of the Segregated Account, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the periods ending December 31, 2015 and 2014, respectively, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
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

| Ambac Financial Group, Inc. 74 2015 FORM 10-K |

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
Segregated Account of Ambac Assurance Corporation:
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Net par exposure as of December 31, 2015 for policies allocated to the Segregated Account was $15,361,202.
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
Pursuant to the Plan of Operation, Ambac Assurance allocated to the Segregated Account (1) certain policies insuring or relating to credit default swaps; (2) residential mortgage-backed securities (“RMBS”) policies; (3) certain policies insuring debt obligations backed by student loans; and (4) other policies insuring obligations with substantial projected impairments or relating to transactions which have contractual triggers based upon Ambac Assurance’s financial condition or the commencement of rehabilitation, which triggers are potentially damaging (collectively, the “Segregated Account Policies”). The policies described in (4) above include (a) certain types of securitizations, including commercial asset-

| Ambac Financial Group, Inc. 75 2015 FORM 10-K |

backed transactions, consumer asset-backed transactions and other types of structured transactions; (b) the policies relating to Las Vegas Monorail Company; (c) policies relating to debt securities purchased by, and the debt securities issued by, Juneau Investments, LLC (“Juneau”), which is a finance company owned by Ambac Assurance and allocated to the Segregated Account as described below; (d) policies relating to leveraged lease transactions; and (e) certain policies relating to interest rate, basis, and/or currency swap or other swap transactions. Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (except with respect to recoveries arising from remediation efforts or reimbursement or collection rights), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s limited liability interests in ACP, Ambac Conduit Funding LLC and Juneau and (iii) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan).
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
Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At December 31, 2015, Ambac Assurance’s surplus as regards to policyholders exceeds the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan (as defined above) and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
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

| Ambac Financial Group, Inc. 76 2015 FORM 10-K |

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
Following the effective date of the Segregated Account Rehabilitation Plan, as amended, the percentage of the initial cash Interim Payment for permitted policy claims increased from 25% to 45% with effect from July 21, 2014. As with previously permitted policy claims, the remaining portion of the unpaid permitted policy claims (in this case, 55%) will remain outstanding as Deferred Amounts and, subject to the adjustment for Undercollateralized Bonds, will accrue interest at 5.1% per annum. These Deferred Amounts, together with interest thereon, may be paid from time to time in the future at the sole discretion of the Rehabilitator. As further described in Note 18. Commitments and Contingencies, on February 10, 2016, certain investors filed a motion in the Rehabilitation Court requesting an order directing the Rehabilitator to show cause why the Interim Payment percentage should not be substantially increased.
A portion of Deferred Amounts outstanding as of July 20, 2014 (the “Reconciliation Date”) (together with interest thereon), if still outstanding, was paid on December 22, 2014 (the "Deferred Payment Date") in accordance with the Segregated Account Rehabilitation Plan, as amended, such that those policyholders that received 25% (and not 45%) cash Interim Payments in respect of their permitted policy claims were generally entitled to receive equalizing payments in cash of 26.67% of their Deferred Amounts (including accrued interest thereon) outstanding as of the Reconciliation Date. Policyholders were entitled to receive an equalizing payment of their Deferred Amounts equal to the lower of (i) their outstanding Deferred Amounts on December 22, 2014, and (ii) 26.67% of their Deferred Amounts as of the Reconciliation Date, even if they had received a Supplemental Payment and/or a Special Policy Payment. The aggregate amount of equalizing payments for Deferred Amounts (including interest thereon) paid on the Deferred Payment Date was $1,137,202.

| Ambac Financial Group, Inc. 77 2015 FORM 10-K |

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
Settlement of RMBS Litigation:
In January 2016, Ambac Assurance settled its RMBS-related disputes and litigation against JP Morgan Chase & Co. and certain of its affiliates (collectively "JP Morgan"). Pursuant to the settlement, JP Morgan paid Ambac Assurance $995,000 in cash in return for releases of all of Ambac Assurance's claims against JP Morgan arising from certain RMBS transactions insured by Ambac Assurance. Ambac Assurance has also agreed to withdraw its objections to JP Morgan's global RMBS settlement with RMBS trustees. This settlement has been incorporated into the estimate of loss and loss expense reserves as it provided additional evidence about conditions that existed at December 31, 2015. Refer to Note 18. Commitments and Contingencies for further discussion of the claims subject to this settlement.
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
Reorganization:
Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance under the Reorganization Topic of the Accounting Standards Codification (the “ASC”). While the Reorganization Topic of the ASC provides specific guidance for certain matters, other portions of GAAP continue to apply so long as the guidance does not conflict with the Reorganization Topic of the ASC. This accounting literature provides guidance for periods subsequent to a Chapter 11 filing, among other things, the presentation of liabilities that are and are not subject to compromise pursuant to the bankruptcy proceedings, as well as the treatment of interest expense and presentation of costs associated with the proceedings. For the purpose of presenting an entity’s financial condition, the financial statements for periods including and after filing the Chapter 11 petition shall distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
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
Reorganization items:
Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to the Reorganizations Topic of the ASC. Reorganization items also include adjustments to reflect the carrying value of certain pre-petition liabilities at their allowable claim amounts, gain on the settlement of liabilities subject to compromise and fresh start reporting adjustments. The reorganization items in the Consolidated Statements of Total Comprehensive Income (Loss) consisted of the following items:

| Ambac Financial Group, Inc. 78 2015 FORM 10-K |

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2013	April 30, 2013
U.S. Trustee fees	$—	$7	$33	$23
Professional fees	—	204	460	4,483
Gain from cancellation and satisfaction of Predecessor Ambac debt	—	—	—	(1,521,435)
Fresh start reporting adjustments	—	—	—	(1,228,251)
Total reorganization items	$—	$211	$493	$(2,745,180)
Ambac Unconsolidated Financial Information:
Financial information of Ambac is presented in Schedule II to this Form 10-K as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. Investments in subsidiaries are accounted for using the equity method of accounting.
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
A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether the variable interest holder has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE. Refer to Note 4. Special Purpose Entities, Including Variable Interest Entities, for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated.
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

| Ambac Financial Group, Inc. 79 2015 FORM 10-K |

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
During the September 30, 2015 reporting period, Ambac determined sufficient indicators of potential impairment existed to perform an interim goodwill impairment evaluation. These indicators included the recent trading values of Ambac stock and changes in Ambac credit spreads. In conducting the goodwill impairment analysis as of September 30, 2015, we performed step one of the goodwill impairment test for the Financial Guarantee reporting unit. We estimated the fair value of the Financial Guarantee reporting unit using a market approach, which is derived using: i) Ambac’s common stock and warrant market capitalization, ii) fair value estimates of Ambac Assurance preferred shares (reported as noncontrolling interests on Ambac's balance sheet) and iii) an estimated control premium. Step one of the impairment test indicated the Financial Guarantee reporting unit's carrying value exceeded its fair value.
Accordingly, Ambac performed step two of the impairment test as of September 30, 2015, which indicated the implied fair value of goodwill was zero. This was the result of substantial decreases in the Financial Guarantee reporting unit's fair value and substantial increases in the fair value of its net assets. The fair value of the Financial Guarantee reporting unit decreased significantly due to a material decrease in Ambac's market capitalization components (described above). The Financial Guarantee reporting unit's fair value of net assets increased significantly primarily as a result of a decrease in the estimated fair value of financial guarantee liabilities and, to a lesser extent, a decrease in the fair value of long-term debt. The fair value decrease in financial guarantee liabilities, which is a Level 3 estimate, was primarily driven by wider Ambac credit spreads and positive loss and loss expense reserves development. Please refer to Note 10. Fair Value Measurements for further discussion on the fair value model for financial guarantee liabilities. The fair value decrease in long-term debt was driven by lower market pricing on surplus notes and junior surplus notes.
As a result, the Company recorded a full non-cash, non-tax deductible goodwill impairment charge of $514,511 at September 30, 2015.
The following is a summary of activity in goodwill that was all assigned to the Financial Guarantee reporting unit:

December 31	2015	2014
Beginning balance	$514,511	$514,511
Impairment loss	(514,511)	—
Ending balance	$—	$514,511
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
Net Premiums Earned:
Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at December 31, 2015 and 2014, was 2.7%. and 2.7%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2015 and 2014, was 9.2 years and 10.1 years, respectively.

| Ambac Financial Group, Inc. 80 2015 FORM 10-K |

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
Loss Reserves:
The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The policy for derivative contracts is discussed in the “Derivative Contracts” section below. A loss reserve is recorded on the balance sheet on a policy-by-policy basis. Loss reserve components of an insurance policy include (a) unpaid claims and (b) the present value ("PV") of estimated expected future losses, net of expected future recoveries, required to be paid under an insurance contract, further described below:

•
Unpaid claims represent the sum of (i) claims not yet paid for policies allocated to the Segregated Account, including Deferred Amounts (as defined in Note 1. Background and Business Description) and (ii) accrued interest on Deferred Amounts (generally at an effective rate of 5.1%.) as required by the amended Segregated Account Rehabilitation Plan that became effective on June 12, 2014. Refer to Note 1. Background and Business Description for further discussion of the amended Segregated Account Rehabilitation Plan. Unpaid claims are measured based on the cost of settling the claims, which is principal plus accrued interest.

•
The PV of expected future losses, net of expected future recoveries, are impacted by: (i) expected future claims under an insurance contract, including the impact of potential settlement outcomes upon future installment premiums, (ii) expected recoveries from contractual breaches of RMBS representations and warranties by transaction sponsors, (iii) excess spread within the underlying transaction's cash flow structure, and (iv) other subrogation recoveries. Expected receipts from third parties within the underlying transaction's cash flow structure relating to contractual breaches in non-RMBS securitizations may also reduce expected future claims. Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not include potential recoveries from litigation attributed solely to fraudulent inducement claims in our estimate of subrogation recoveries, since any remedies under such claims would be non-contractual.

Net cash outflow policies represent contracts where the sum of unpaid claims plus the PV of expected future losses are greater than the PV of expected future recoveries. For such policies, a “Loss and loss expense reserves” liability is recorded for the sum of these net cash outflows in excess of UPR. Net cash inflow policies represent contracts where losses have been paid, but not yet recovered, such that the PV of expected

| Ambac Financial Group, Inc. 81 2015 FORM 10-K |

recoveries are greater than the sum of unpaid claims plus the PV of expected future losses. For such policies, a “Subrogation recoverable” asset is recorded for the sum of these net cash inflows.
The approaches used to estimate expected future losses and recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to certain judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Portfolio Risk Management ("PRM") group to track credit migration of insured obligations from period to period and update internal classifications and credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) rating while adversely classified credits are assigned a rating of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed or student loan securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection loss mitigation efforts could cause an increase in the delinquency and potential default of the underlying obligation. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and of default related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool, and (iii) foreclosure and real estate owned disposition strategies and timelines. All credits are assigned risk classifications by the Surveillance Group using the following guidelines:
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
The population of credits evaluated in Ambac’s loss reserve process are: (i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits (Class I and SL) which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by senior officers of the PRM group. For certain credit exposures, Ambac’s additional monitoring, loss remediation efforts and probabilities of potential settlement outcomes may provide

| Ambac Financial Group, Inc. 82 2015 FORM 10-K |

information relevant to adjust this estimate of “base case” statistical expected losses. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted scenarios to determine an adjusted statistical expected loss that better reflects management’s view of a given transaction’s expected losses, as well as the potential for additional remediation activities (i.e. commutations).
The second approach entails the use of cash-flow based models to estimate expected losses (future claims, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s PRM group will consider the likelihood of all possible outcomes and develop appropriate cash flow scenarios. This approach can include the utilization of internal or third party models to project future losses and resultant claim payment estimates. We utilize cash flow models for residential mortgage-backed (RMBS), student loan, and other exposures. RMBS and student loan models use historical performance of the collateral pools in order to then derive future performance characteristics, such as default and voluntary prepayment rates, which in turn determine projected future claim payments. In other cases, such as many public finance exposures including our Puerto Rico exposures, we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the fiscal, economic, legal and political framework. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple claim payment scenarios and applying an appropriate discount factor. Additionally, we assign a probability to the issuer’s ability to refinance an insured issue and/or Ambac’s ability to execute a potential settlement (i.e. commutation) of the insurance policy, including the impact on future installment premiums. The commutation scenarios and the related probabilities of occurrence vary by transaction, depending on our view of the likelihood of negotiating such a transaction with issuers and/or investors.
The estimated expected recovery component of expected losses include: (i) recoveries related to contractual breaches of RMBS representations and warranties by transaction sponsors, which is discussed further in the “RMBS Representation and Warranty Subrogation Recoveries” section below, (ii) excess spread within an RMBS underlying transaction's cash flow structure, and (iii) other recoveries, including other litigation recoveries. Ambac does not include expected recoveries from litigation attributed solely to fraudulent inducement claims in our estimate of representation and warranty subrogation recoveries, since any remedies under such claims would be non-contractual.
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

| Ambac Financial Group, Inc. 83 2015 FORM 10-K |

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
While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations without actual or threatened litigation. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has initiated and will continue to pursue lawsuits seeking compliance with the repurchase obligations in the securitization documents.
Ambac has performed the above-mentioned, detailed examinations on a variety of second-lien and first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency, or are otherwise deemed to have the financial wherewithal to live up to their repurchase obligations. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the parent, each of these large institutions has significant financial resources and may have an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would ultimately assume financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgment that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ ability to honor the obligations of the original sponsor. Certain successor financial institutions have made significant payments to certain claimants to settle breaches of representations and warranties perpetrated by sponsors that have been acquired by such financial institutions. In addition, Ambac received a significant payment in 2016 from JP Morgan to settle RMBS-related litigation. Refer to Note 1. Background and Business Description for further discussion of this settlement. As a result of these factors, we did not make significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors or their successors. We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review other RMBS transactions for representations and warranties breaches and management continues to review transactions for inclusion in this effort. As part of this effort, there have been limited cases for certain smaller transactions where Ambac has successfully negotiated recoveries for breaches of representations and warranties without a detailed examination of the respective loan files.
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
Multiple probability-weighted scenarios were then developed by applying various realization factors to the estimated repurchase obligation. The realization factors in these scenarios were developed using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including, but not limited to, (i) discussions with external legal counsel and their views on ultimate settlement and/or litigation outcomes, (ii) experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, (iii) the pervasiveness of the breach rates and (iv) experience in settling similar claims. The probability weightings are developed based on the unique facts and circumstances for each transaction. The sum of these probability-weighted scenarios represents the undiscounted subrogation recovery, which is then discounted using a factor derived from a risk-free discount rate term structure that corresponds to the date of each respective recovery. Discount factors are updated for the current risk-free rate each reporting period.

| Ambac Financial Group, Inc. 84 2015 FORM 10-K |

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
Deferred Acquisition Costs:
Financial guarantee insurance costs that vary with and are primarily related to the production of business had been deferred. These costs included compensation of certain employees, premium taxes, ceding commissions payable on assumed business and certain other underwriting expenses, net of ceding commissions receivable on ceded business. Certain future costs associated with installment premium contracts, such as premium taxes and reinsurance ceding commissions, are estimated and present valued using the same assumptions used to estimate the related premiums receivable described in the “Net Premiums Earned” section above. Premium taxes and reinsurance commissions were deferred in their entirety. Ambac has not undertaken any new business since 2008; accordingly, we have not deferred any costs in the periods presented, except for changes in estimates for premiums taxes and ceding commissions. Costs associated with credit derivatives are expensed as incurred. Prior to the Fresh Start Reporting Date, deferred acquisition costs were expensed in proportion to premium revenue recognized. Amortization of deferred acquisition costs is adjusted to reflect acceleration of premium revenue due to refunding or calls and to reflect changes in the estimated lives of certain obligations. Amortization of deferred acquisition costs amounted to $6,480 for the four months ended April 30, 2013. A premium deficiency exists if the sum of: (i) unearned premium, and (ii) losses and loss expense reserve, net of reinsurance and subrogation recoveries, recognized as of the balance sheet date, is less than the sum of: (i) the present value of expected loss and loss expenses, (ii) present value of future expected servicing and maintenance costs, and (iii) unamortized deferred acquisition costs. The present value of the expected loss and loss expenses and

| Ambac Financial Group, Inc. 85 2015 FORM 10-K |

future expected servicing and maintenance costs are discounted at the rate of return on Ambac’s investment portfolio. If a premium deficiency were to exist, unamortized deferred acquisition costs would be reduced by a charge to expense and a liability would be established for any remaining deficiency. The remaining deferred costs at the Fresh Start Reporting Date were reduced to their fair value of zero; refer to Note 3. Fresh Start Financial Statement Reporting for further information.
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
The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the effects of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to all Ambac insured securities owned, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments. For Ambac-insured securities owned guaranteed under policies allocated to the Segregated Account, the estimate of Ambac Assurance claim payments includes interest on Deferred Amounts. Ambac estimates the timing of claim payment receipts on all Ambac-insured securities owned, but the actual timing of such amounts for Segregated Account securities are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or

| Ambac Financial Group, Inc. 86 2015 FORM 10-K |

surplus notes, may have a material effect on the fair value of Segregated Account securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including Ambac's intention to sell securities and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Derivative Contracts:
The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. Derivatives for trading include credit derivatives, interest rate swaps and futures contracts. None of Ambac’s derivative contracts were designated as hedges under the Derivatives and Hedging Topic of the ASC. Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under the Derivatives and Hedging Topic of the ASC. Changes in fair value of credit derivatives are recorded in Net change in fair value of credit derivatives on the Consolidated Statements of Total Comprehensive Income (Loss). Ambac provides interest rate swaps principally to states, municipalities and their authorities and asset-backed issuers in connection with their financings. Ambac also maintains interest rate derivatives to mitigate exposure to floating rate insured obligations in the financial guarantee portfolio. Changes in fair value of interest rate derivatives are recorded in Derivative product revenue on the Consolidated Statements of Total Comprehensive Income (Loss). VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within their securitization structure. Changes in fair value of consolidated VIE derivatives are included within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).
All derivatives are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Ambac has determined that the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Refer to Note 12. Derivative Instruments for further discussion of the Company’s use of derivative instruments and their impact of the consolidated financial statements. Refer to Note 10. Fair Value Measurements for further description of the methodologies used to determine the fair value of derivative contracts, including model inputs and assumptions where applicable.
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
Long-Term Debt:
Long-term debt issued by Ambac is carried at par value less unamortized discount. Accrued interest and discount accretion on long-term debt is reported as Interest expense on the Consolidated Statements of Total Comprehensive Income (Loss). To the extent Ambac repurchases its long-term debt or the Rehabilitator redeems Segregated Account surplus notes, which may also trigger a proportionate redemption in General Account surplus notes, such repurchases or redemptions may be settled for an amount different than the carrying value of the obligation. Any difference between the settlement payment and carrying value of the obligation is reported in Net realized gains (losses) on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income (Loss). Long-term debt issued by VIEs for which Ambac is not primarily liable, is carried at fair value with changes in fair value recorded as Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss). Refer to Note 14. Long-Term Debt for further discussion.
Obligations under Investment Agreements:
Ambac provides investment agreements principally to asset-backed and structured finance issuers, states, municipalities and municipal authorities, whereby Ambac agrees to pay an agreed-upon rate of interest based on funds deposited. Proceeds from these investment agreement and investment repurchase agreement obligations were used to invest in fixed income investments. Interest income from these investments is included in Net investment income on the Consolidated Statements of Total Comprehensive Income (Loss).
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
Subject to a negotiation among the parties, investment agreements may be settled for an amount different than the carrying value of the obligation. Any difference between the settlement payment and carrying value of the terminated investment agreement obligation is reported in Net realized gains (losses) on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income (Loss).

| Ambac Financial Group, Inc. 87 2015 FORM 10-K |

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
Long Term Incentive and Stock Compensation Plans:
The Ambac 2013 Incentive Compensation Plan (the “Equity Plan”) provides for the granting of stock options, restricted stock, stock appreciation rights, restricted and performance units and other awards that are valued or determined by reference to Ambac's common stock to employees and directors. In March 2014, Ambac developed a long term incentive compensation plan (“LTIP”) as a sub-plan of the 2013 Plan. This LTIP allows for both cash and equity performance awards to US employees. In 2015, Ambac UK 's Board of Directors adopted a long term incentive plan which provides cash based performance awards to Ambac UK employees.
Ambac recognizes compensation costs for all equity classified awards granted at fair value with an estimation of forfeitures for all unvested shares. Stock options and restricted stock units granted only require future service and accordingly the respective fair value is amortized over the relevant service period.
Performance stock units granted and performance cash awards require both future service and achieving specified performance targets to vest and accordingly compensation costs are only recognized when the achievement of the performance conditions are considered probable. Once deemed probable, such compensation costs are amortized over the relevant service period. Compensation costs are initially based on the probable outcome of the performance conditions and adjusted for subsequent changes in the estimated or actual outcome each reporting period as necessary. Changes in the estimated or actual outcome of a performance condition are recognized by reflecting a retrospective adjustment to compensation cost in the current period.
Depreciation and Amortization:
Depreciation of furniture and fixtures and electronic data processing equipment is charged over the estimated useful lives of the respective assets, ranging from three to five years, using the straight-line method. Amortization of leasehold improvements is charged over the remaining term of the respective operating lease using the straight-line method.
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
Foreign currency transaction gains and losses arising from investment impairments are reflected in Net other-than-temporary impairment losses recognized in earnings. Foreign currency transaction gains and losses arising from sales of foreign denominated investment securities are reflected

| Ambac Financial Group, Inc. 88 2015 FORM 10-K |

in Net realized investment gains. Foreign currency transaction gains and losses arising from cash denominated in non-functional currencies as well as the re-measurement of non-functional currency premium receivables are reflected in Other income in the Consolidated Statements of Total Comprehensive Income (Loss). The Consolidated Statements of Total Comprehensive Income (Loss) include pre-tax gains (losses) from such foreign exchange items of $3,836 and $1,326 for the years ended December 31, 2015 and 2014, respectively, $(12,372) for the eight months ended December 31, 2013 and $8,694 for the four months ended April 30, 2013. Foreign currency transaction gains and losses arising from the re-measurement of non-functional currency loss reserves are included within losses and loss expenses in the Consolidated Statements of Total Comprehensive Income (Loss).
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
Issued:
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU makes changes to the VIE model and voting interest ("VOE") model consolidation guidance. The main provisions of the ASU include the following: i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; ii) eliminating the presumption that the general partner should consolidate a limited partnership; iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Entities may apply this ASU either using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning period of adoption or retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted provided that the ASU is applied from the beginning of the fiscal year of adoption. Ambac will adopt ASU 2015-02 on January 1, 2016 and it is is not expected to have a material impact on Ambac's financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is also permitted for financial statements that have not been previously issued. Upon adoption, the ASU must be retrospectively applied to all prior periods presented. Ambac will adopt this ASU on January 1, 2016. The adoption of this ASU is not expected to have a material impact on Ambac's financial statements.
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
In May 2015, the FASB issued ASC 2015-09, Financial Services - Insurance (Topic 944) - Disclosures about Short-Duration Contracts. The primary objective of this ASU is to improve disclosures for insurance entities which issue short-duration contracts. The ASU made significant amendments to the Short-Duration Contract disclosure section and limited amendments affecting the General disclosure section of Topic 944. Ambac, as a provider of financial guarantee contracts, is subject to the General sections but not the Short-Duration Contract sections of Topic 944. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after

| Ambac Financial Group, Inc. 89 2015 FORM 10-K |

December 15, 2016. Ambac will adopt ASU 2015-09 on December 31, 2016. The limited amendments made to the General disclosure section are not expected to have a material impact on Ambac's financial statement disclosures.
In January 2016, the FASB issued ASC 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU makes the following targeted changes for financial assets and liabilities: i) requiring equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income; ii) simplifying the impairment assessment of equity securities without readily determinable fair values using a qualitative approach; iii) eliminating disclosure of the method and significant assumptions used to fair value instruments measured at amortized cost on the balance sheet; iv) requiring use of the exit price notion when measuring the fair value of instruments for disclosure purposes; v) for financial liabilities where the fair value option has been elected, requiring the portion of the fair value change related to instrument-specific credit risk (which includes a Company's own credit risk) to be separately reported in other comprehensive income; vi) requiring the separate presentation of financial assets and liabilities by measurement category and form of financial asset (liability) on the balance sheet or accompanying notes; and vii) clarifying that the evaluation of a valuation allowance on a deferred tax asset related to available-for-sale securities should be performed in combination with the entity's other deferred tax assets. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years Early adoption of item (v) above is permitted for financial statements (both annual and interim periods) that have not yet been issued. We have not determined when we will adopt item (v) above of this ASU. We will adopt the remaining provisions of the ASU on January 1, 2018. We are evaluating the impact of this ASU on Ambac's financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main difference between current U.S. GAAP and this ASU is the recognition of lease assets and lease liabilities for those leases classified as operating leases. For operating leases, a lessee is required to: 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet, 2) recognize a single lease cost, calculated so that the cost is allocated over the lease term generally on a straight-line basis and 3) classify all cash payment within operating activities in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The transition guidance requires lessees to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which include a number of optional practical expedients. We will adopt ASU 2015-02 on January 1, 2019. We are evaluating the impact of this ASU, including the transitional practical expedients, on Ambac's financial statements.
3. FRESH START FINANCIAL STATEMENT REPORTING
Below is a discussion of key principles and assumptions used in the implementation of fresh start financial statement reporting (“Fresh Start”) as a result of the Company’s emergence from Chapter 11.
Enterprise Value / Reorganization Value Determination:
In conjunction with formulating the Reorganization Plan, Ambac directed a third-party financial advisor to prepare a valuation analysis to determine Ambac’s estimated enterprise value, which was estimated to be $185,000. The enterprise value, which represented the Company’s equity value attributable to common stockholders and warrant holders immediately after restructuring, was included in the Disclosure Statement filed by Ambac with the Bankruptcy Court in September 2011. Management believed that this enterprise value of $185,000 would provide the best representation of the Company’s post-emergence reorganization value in accordance with the Reorganizations Topic of the ASC. The enterprise value was based on a discounted cash flow analysis using estimates of after-tax free cash flows through 2045. The terminal date of 2045 was used as the expected run-off of Ambac Assurance’s insurance operations will be substantially completed by 2045. The valuation used a range of discount rates between 12% and 17%, which considered the cost of capital associated with a set of comparable insurance holding companies, indicative ranges suggested by third parties during Ambac’s 2008 capital raise process and discussions with financial professionals knowledgeable about the insurance industry.
The net cash flows used in the valuation analysis include income relating to, but not limited to, interest and principal on notes receivable; interest receipts on invested assets; reimbursement from Ambac Assurance for operating expenses; tolling receipts and the upfront cash payment from Ambac Assurance, which are outlined in the Mediation Agreement and further described below. Expenses include operating expenses; ntercompany settlements and tax payments. In addition, the long-term financial projections include value from the junior surplus note issued to Ambac by the Segregated Account, excess net operating tax losses (the “NOL Valuation”) and a residual equity dividend from Ambac Assurance.
For the purposes of estimating Ambac’s enterprise value, the following assumptions were made in accordance with the terms of the Mediation Agreement and the Reorganization Plan with respect to future consideration to be received by Ambac from Ambac Assurance or the Segregated Account:

(i)	$5,000 per annum reimbursement for operating expenses until March 2017;

(ii)
Tolling payments on NOLs according to the tranches and tolling rates, as outlined in the Reorganization Plan. In conjunction with the Reorganization Plan, Ambac and Ambac Assurance entered into the Amended TSA, which provides that certain NOLs (“Allocated NOL Amount”) generated by Ambac’s affiliated group (including Ambac Assurance) for federal tax purposes on or prior to September 30, 2011 (the “Determination Date”) shall be available for use by the Ambac Assurance Subgroup subject to certain NOL

| Ambac Financial Group, Inc. 90 2015 FORM 10-K |

tolling payments by Ambac Assurance to Ambac. Ambac Assurance Subgroup is defined as Ambac Assurance and any direct or indirect subsidiary of Ambac Assurance that would be treated as an includable corporation of an affiliated group of corporations under the Internal Revenue Code. The Allocated NOL Amount is $3.65 billion which may be subject to change from future audit adjustments. Under the terms of the Amended TSA, the Ambac Assurance Subgroup may utilize the Allocated NOL Amount in exchange for tolling payments that are calculated based on the amount of notional federal tax liability that would have been imposed on the Ambac Assurance Subgroup if such NOLs were not available for its use. Refer to the NOL Usage Table in Note 16. Income Taxes for the tolling payments due from Ambac Assurance to Ambac for the use of the Allocated NOL.
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
Dividends and other expected cash flows from Ambac Assurance are highly contingent upon the financial performance of Ambac Assurance. Ambac Assurance’s financial performance is sensitive to a number of key variables, including: (i) loss estimates and loss experience; (ii) remediation and recoveries; (iii) additional value creation initiatives; (iv) the existence and form of the Segregated Account Rehabilitation Plan, including the treatment of Segregated Account claims and Deferred Amounts; (v) investment portfolio yield and mix, including intercompany loan repayment assumptions; (vi) installment premiums and operating expenses; and (vii) value, if any, received from Ambac UK and Everspan.
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

| Ambac Financial Group, Inc. 91 2015 FORM 10-K |

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

| Ambac Financial Group, Inc. 92 2015 FORM 10-K |

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

| Ambac Financial Group, Inc. 93 2015 FORM 10-K |

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

| Ambac Financial Group, Inc. 94 2015 FORM 10-K |

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

•
Loans-The fair value adjustment for this line item relates to non-VIE loans that have historically been reported at their outstanding principal balance. Refer to Note 10. Fair Value Measurements for a discussion of the valuation methodology used to estimate fair value for each of these financial instruments. Subsequent to the Fresh Start Reporting Date, the fair value discounts are accretable to interest income using the effective interest method over the remaining lives of the loans. Fair value as of April 30, 2013 was calculated using a discounted cash flow approach. As of April 30, 2013, the loans had a principal-weighted average life of 6.81 years and a coupon rate of 5.01%. Discount rates used to determine the fair value of the loans at April 30, 2013 were consistent with the credit quality of the borrowers and had a weighted average of 9.71%.

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

| Ambac Financial Group, Inc. 95 2015 FORM 10-K |

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
No profit margin is applied.

•
Goodwill-This amount represented the excess of the reorganization value over the fair value of identified tangible and intangible assets of the emerging company. Changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in assumptions, could significantly impact the amount of recorded goodwill. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Please refer to the above table located immediately prior to the Reorganized Condensed Consolidated Balance Sheet which indicates how goodwill was determined. Refer to Note 2. Basis of Presentation and Significant Accounting Policies for the subsequent accounting treatment of goodwill.

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

•
Obligations under investment agreements-These instruments had previously been reported at their principal value less unamortized discount. We have adjusted these items to fair value for fresh start reporting. Refer to Note 10. Fair Value Measurements for a discussion of the valuation methodology used to estimate fair value for obligations under investment agreements. The fair value discounts and premiums to principal will be amortized into interest expense using the effective interest method over the lives of the respective contracts. Fair values were determined using discounted cash flows at April 30, 2013. Valuation of collateralized obligations represents projected cash flows discounted at LIBOR. Valuation of uncollateralized obligations were discounted using a weighted average discount rate of 9.4% consistent with the credit adjusted discount rate of Ambac Assurance, which provides a financial guarantee for all investment and repurchase agreements.

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

| Ambac Financial Group, Inc. 96 2015 FORM 10-K |

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

4. SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES ("VIEs")
Ambac, with its subsidiaries, has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac most commonly provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs. Ambac sponsors special purpose entities that issued medium-term notes to fund the purchase of certain financial assets. Ambac is also an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE. As further described in Note 1. Background and Business Description, on August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports its interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss).
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

| Ambac Financial Group, Inc. 97 2015 FORM 10-K |

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
Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. Ambac does not consolidate these entities because Ambac Assurance’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 10. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At December 31, 2015 and 2014 the fair value of these entities are $8,696 and $12,036, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Since their inception, there have been15 individual transactions with these entities, of which 3 transactions remain outstanding as of December 31, 2015. Total principal amount of debt outstanding was $454,290 and $457,960 at December 31, 2015 and 2014, respectively. In each case, Ambac sold assets to these entities. The assets are composed of utility obligations with a weighted average rating of BBB at December 31, 2015 and weighted average life of 5.9 years. The purchase by these entities of financial assets was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of December 31, 2015 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

In 2011, Ambac Assurance entered into a secured borrowing transaction under which VIEs were created for the purpose of re-securitizing certain invested assets and collateralizing the borrowing. These VIEs were consolidated because Ambac Assurance was involved in their design and held a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. There was no VIE debt outstanding to third parties under this secured borrowing transaction as of December 31, 2015 and 2014. The third party debt represented the senior-most tranche of the securitization structure and was repaid from the non-insurance proceeds of certain RMBS securities which are guaranteed by Ambac Assurance.
In July 2015, Ambac Assurance entered into a secured borrowing transaction whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). The Securities had par and fair value of $377,837 and $396,100 as of December 31, 2015, respectively. Although the Securities were legally sold to the Trust, the Securities will remain in Invested assets on the Consolidated Balance Sheets. Refer to Note 11. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate secured by and entitling the Issuer to all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8% . Both the Trust and the Issuer are consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $130,571 as of December 31, 2015 and is reported in Long-Term Debt on the Consolidated Balance Sheets.
Consolidation of VIEs:
Upon initial consolidation of a VIE, we recognize a gain or loss in earnings for the difference between: (i) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and (ii) the net amount, as measured

| Ambac Financial Group, Inc. 98 2015 FORM 10-K |

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
As of December 31, 2015 consolidated VIE assets and liabilities relating to 15 consolidated entities were $14,288,497 and $14,259,776, respectively. As of December 31, 2014, consolidated VIE assets and liabilities relating to 15 consolidated entities were $15,126,110 and $15,085,685, respectively. Ambac is not primarily liable for, and does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the guaranteed debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE.
The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of December 31, 2015 and 2014:

December 31	2015	2014
Investments:
Corporate obligations	$2,588,556	$2,743,050
Total variable interest entity assets: fixed income securities	$2,588,556	$2,743,050
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of December 31, 2015 and 2014:

	Estimated fair value	Unpaid principal balance
December 31, 2015:
Loans	$11,690,324	$9,182,284
Long-term debt	12,327,960	11,069,070
December 31, 2014:
Loans	12,371,177	10,236,695
Long-term debt	$12,882,076	$11,925,499
Effective April 30, 2013, Ambac was required to consolidate a VIE which resulted in a gain of $385,291 reported in Predecessor Ambac included in Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss). The assets of this VIE consisted primarily of identified intangible assets associated with its subsidiaries’ operations. The intangible assets recorded at fair value upon consolidation on April 30, 2013 were $164,520 and were considered held for use. The intangible assets were being amortized over their estimated useful lives resulting in a weighted-average amortization period at the consolidation date 16 years. Amortization expense for intangible assets for the eight months ended December 31, 2013 was $5,015, and is included in Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss). During 2013, management approved plans to sell the VIE intangible assets. Such assets were reclassified as held for sale and their carrying value was reduced to fair value less costs to sell of $76,140 as of December 31, 2013 . In 2014, such intangible assets were sold.

| Ambac Financial Group, Inc. 99 2015 FORM 10-K |

For the year ended December 31, 2015, Ambac deconsolidated two VIE's; one as a result of the termination of the associated financial guarantee policy and one as a result of the associated financial guarantee exposure matured. There was a gain of $572 reported in Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss). For the year ended December 31, 2014, Ambac deconsolidated three VIEs; one as a result of the termination of the associated financial guarantee exposure and two associated with a fully repaid secured borrowing transaction. There was no gain or loss resulting from these deconsolidations. For the eight months ended December 31, 2013, Ambac deconsolidated one VIE, resulting in a loss of $15,273 reported in Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss).
Variable Interests in Non-Consolidated VIEs
As further described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements, on August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports its interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $25,339 as of December 31, 2015.
The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of December 31, 2015 and 2014:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
December 31, 2015:
Global structured finance:
Collateralized debt obligations	$980,935	$264	$3,639	$(129,525)
Mortgage-backed—residential	17,081,002	1,279,650	2,680,739	—
Other consumer asset-backed	3,853,443	47,346	535,090	—
Other commercial asset-backed	2,393,805	104,033	94,191	—
Other	3,286,568	81,017	461,364	16,604
Total global structured finance	27,595,753	1,512,310	3,775,023	(112,921)
Global public finance	28,586,582	377,412	427,299	(24,860)
Total	$56,182,335	$1,889,722	$4,202,322	$(137,781)

December 31, 2014:
Global structured finance:
Collateralized debt obligations	$1,386,100	$345	$4,000	$(145,565)
Mortgage-backed—residential	16,202,408	1,011,888	2,924,987	—
Other consumer asset-backed	5,109,776	65,204	885,572	(36,877)
Other commercial asset-backed	3,119,891	135,215	128,988	—
Other	3,801,382	97,345	599,915	18,176
Total global structured finance	29,619,557	1,309,997	4,543,462	(164,266)
Global public finance	31,639,004	457,774	533,192	(22,135)
Total	$61,258,561	$1,767,771	$5,076,654	$(186,401)

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

(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represent the amount recorded in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Net derivative assets (liabilities) represent the fair value recognized on credit derivative contracts and interest rate swaps on Ambac’s Consolidated Balance Sheets.

| Ambac Financial Group, Inc. 100 2015 FORM 10-K |

5. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Year Ended December 31, 2015:
Beginning Balance	$210,693	$10,031	$(441)	$220,283
Other comprehensive income before reclassifications	(131,976)	193	(44,651)	(176,434)
Amounts reclassified from accumulated other comprehensive income	(27,754)	(880)	—	(28,634)
Net current period other comprehensive income (loss)	(159,730)	(687)	(44,651)	(205,068)
Balance at December 31, 2015	$50,963	$9,344	$(45,092)	$15,215

Year Ended December 31, 2014:
Beginning Balance	$(41,910)	$10,847	$42,724	$11,661
Other comprehensive income before reclassifications	285,565	—	(43,165)	242,400
Amounts reclassified from accumulated other comprehensive income	(32,962)	(816)	—	(33,778)
Net current period other comprehensive income (loss)	252,603	(816)	(43,165)	208,622
Balance at December 31, 2014	$210,693	$10,031	$(441)	$220,283

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the
Details about Accumulated Other	Year Ended December 31,		Consolidated Statement of
Comprehensive Income Components	2015	2014	Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(27,754)	$(32,962)	Net realized investment gains
	—	—	Tax (expense) benefit
	$(27,754)	$(32,962)	Net of tax and noncontrolling interest (3)
Amortization of Postretirement Benefit
Prior service cost	$(666)	$(664)	Underwriting and operating expenses (2)
Actuarial gains (losses)	(214)	(152)	Underwriting and operating expenses (2)
	(880)	(816)	Total before tax
	—	—	Tax (expense) benefit
	$(880)	$(816)	Net of tax and noncontrolling interest (3)
Total reclassifications for the period	$(28,634)	$(33,778)	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.
6. NET INCOME PER SHARE
Predecessor Ambac common stock (and related stock options and restricted stock units) was canceled upon emergence from bankruptcy on the Effective Date. The earnings per share information for Predecessor Ambac is not meaningful to investors in Successor Ambac’s common stock and warrants.
Pursuant to the Reorganization Plan, 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitle such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or

| Ambac Financial Group, Inc. 101 2015 FORM 10-K |

prior to April 30, 2023. For the years ended December 31, 2015, 2014 and 2013, 740, 949, and 6,312, warrants, respectively, were exercised, resulting in an issuance of 236, 949 and 2,524 shares of common stock.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. As of December 31, 2015, Ambac had repurchased 631,600 warrants at a cost of $5,375, leaving 4,407,537 warrants outstanding.
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
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2013	April 30, 2013
Basic weighted average shares outstanding	45,173,542	45,093,304	45,003,925	302,469,544
Effect of potential dilutive shares:
Warrants	809,834	1,786,804	1,297,620	—
Stock options	5,313	9,807	—	—
Restricted stock units	14,221	37,812	1,189	109,701
Performance stock units	3,117	5,526	—	—
Diluted weighted average shares outstanding	46,006,027	46,933,253	46,302,734	302,579,245
Anti-dilutive securities for the year ended December 31, 2015 included stock options to purchase 110,000 shares of common stock where the exercise price was greater than the average market price. Anti-dilutive securities for the the eight months ended December 31, 2013 included stock options to purchase 66,668 shares of common stock.
7. FINANCIAL GUARANTEES IN FORCE
Financial guarantees outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Financial guarantees outstanding includes the exposure of policies that insure capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. Financial guarantees outstanding excludes the exposures of policies that insure bonds which have been called, pre-refunded or refunded. The gross par amount of financial guarantees outstanding was $119,235,000 and $159,688,000 at December 31, 2015 and 2014, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $108,299,000 and $144,734,000 at December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

Net Par Outstanding December 31	2015	2014
Public Finance:
Lease and tax-backed revenue	$22,060,000	$33,411,000
General obligation	15,946,000	22,699,000
Utility revenue	8,218,000	11,687,000
Housing revenue	6,810,000	7,108,000
Transportation education	5,589,000	7,738,000
Higher education	3,439,000	6,389,000
Health care revenue	2,234,000	3,106,000
Other	1,140,000	1,310,000
Total Public Finance	65,436,000	93,448,000
Structured Finance:
Mortgage-backed and home equity	11,387,000	13,686,000
Investor-owned utilities	4,921,000	5,411,000
Student loan	2,323,000	3,390,000
Asset-backed (1)	1,140,000	1,335,000
CDOs	306,000	637,000
Other	1,737,000	1,875,000
Total Structured Finance	21,814,000	26,334,000
International Finance:
Investor-owned and public utilities	7,208,000	8,455,000
Sovereign/sub-sovereign	6,218,000	6,758,000
Asset-backed (1)	3,870,000	4,442,000
Transportation	2,118,000	3,425,000
Mortgage-backed and home equity	347,000	410,000
CDOs	190,000	233,000
Other	1,098,000	1,229,000
Total International Finance	21,049,000	24,952,000
Total	$108,299,000	$144,734,000

(1)	At December 31, 2015 and 2014, all asset-backed net par amounts outstanding relate to commercial asset-based transactions.
As of December 31, 2015 and 2014, the International Finance guaranteed portfolio is shown in the following table by location of risk:

Net Par Outstanding December 31	2015	2014
United Kingdom	$15,494,000	$17,998,000
Australia	1,851,000	2,168,000
Italy	948,000	1,415,000
Austria	737,000	841,000
France	288,000	88,000
Internationally diversified (1)	974,000	1,225,000
Other international	757,000	1,217,000
Total International Finance	$21,049,000	$24,952,000

(1)	Internationally diversified obligations represent pools of geographically diversified exposures which may include components of U.S. exposure.

| Ambac Financial Group, Inc. 102 2015 FORM 10-K |

Gross financial guarantees in force (principal and interest) was $188,853,000 and $253,383,000 at December 31, 2015 and 2014, respectively. Net financial guarantees in force (after giving effect to reinsurance) was $171,000,000 and $228,890,000 as of December 31, 2015 and 2014, respectively.
In the United States, California and New York were the states with the highest aggregate net par amounts in force, accounting for 14.3% and 5.3% of the total at December 31, 2015, respectively. No other state accounted for more than 5.0%. The highest single insured risk represented 1.6% of the aggregate net par amount guaranteed.
8. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2014	April 30, 2013
Beginning premium receivable	$1,000,607	$1,453,021	$1,531,631	$1,620,621
Premium receipts	(108,029)	(126,497)	(82,071)	(48,296)
Adjustments for changes in expected and contractual cash flows	(64,740)	(322,443)	(91,241)	(28,237)
Accretion of premium receivable discount	24,628	36,651	26,184	14,740
Deconsolidation of certain VIEs	—	—	45,883	—
Uncollectable premiums	2,540	(2,518)	(15,262)	(634)
Other adjustments (including foreign exchange)	(23,431)	(37,607)	37,897	(26,563)
Ending premium receivable	$831,575	$1,000,607	$1,453,021	$1,531,631
Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. As of December 31, 2015 and 2014, approximately 27% and 32% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, student loan transactions and lease securitizations, which comprised 8%, 5%, and 5% of the total premium receivables at December 31, 2015 and 7%, 8% and 6% of the total premium receivables at December 31, 2014, respectively. At December 31, 2015 and 2014, $15,240 and $17,780 respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at December 31, 2015.
The effect of reinsurance on premiums written and earned was as follows:

	Successor Ambac						Predecessor Ambac
	Year Ended December 31,				Period from May 1 through		Period from Jan 1 through
	2015		2014		December 31, 2013		April 30, 2013
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$(37,572)	$336,025	$(288,310)	$261,634	$(80,309)	$226,326	$(14,125)	$138,468
Assumed	—	87	—	137	—	65	—	32
Ceded	(3,001)	23,517	(6,842)	15,411	(7,810)	12,873	(1,098)	8,500
Net premiums	$(34,571)	$312,595	$(281,468)	$246,360	$(72,499)	$213,518	$(13,027)	$130,000
Successor Ambac’s accelerated premium revenue for retired obligations for the years ended December 31, 2015 and 2014 and the eight months ended December 31, 2013 were $137,400, $29,964 and $56,541, respectively. Predecessor Ambac’s accelerated premium revenue for retired obligations for the four months ended April 30, 2013 was $36,433.

| Ambac Financial Group, Inc. 103 2015 FORM 10-K |

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at December 31, 2015:

	Future premiums to be collected (1)	Future premiums to be earned net of reinsurance (1)
Three months ended:
March 31, 2016	$21,499	$32,590
June 30, 2016	19,890	30,882
September 30, 2016	19,839	28,815
December 31, 2016	20,005	27,487
Twelve months ended:
December 31, 2017	75,224	99,097
December 31, 2018	70,587	87,270
December 31, 2019	66,891	80,947
December 31, 2020	63,783	76,310
Five years ended:
December 31, 2025	264,200	307,812
December 31, 2030	217,422	214,920
December 31, 2035	138,592	126,716
December 31, 2040	43,887	44,078
December 31, 2045	18,989	17,498
December 31, 2050	7,143	7,804
December 31, 2055	601	1,298
Total	$1,048,552	$1,183,524

(1)
Future premiums to be collected is undiscounted and relates to the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premium liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described Note 2. Basis of Presentation and Significant Accounting Policies, results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which results in higher unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

Loss and Loss Expense Reserves:
A loss reserve is recorded on the balance sheet on a policy-by-policy basis as further described in Note 2. Basis of Presentation and Significant Accounting Policies. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at December 31, 2015 and 2014:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
December 31, 2015:
Loss and loss expense reserves	$2,138,952	$349,668	$3,265,349	$(1,476,276)	$(189,587)	$4,088,106
Subrogation recoverable	828,802	141,349	207,674	(2,407,118)	—	(1,229,293)
Totals	$2,967,754	$491,017	$3,473,023	$(3,883,394)	$(189,587)	$2,858,813

December 31, 2014:
Loss and loss expense reserves	$2,172,041	$234,802	$3,792,133	$(1,205,621)	$(241,348)	$4,752,007
Subrogation recoverable	772,948	94,425	197,751	(2,018,398)	—	(953,274)
Totals	$2,944,989	$329,227	$3,989,884	$(3,224,019)	$(241,348)	$3,798,733

| Ambac Financial Group, Inc. 104 2015 FORM 10-K |

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2013	April 30, 2013
Beginning gross loss and loss expense reserves	$3,798,733	$5,470,234	$5,572,672	$6,122,140
Less reinsurance on loss and loss expense reserves	100,355	122,357	138,155	147,409
Beginning balance of net loss and loss expense reserves	$3,698,378	$5,347,877	$5,434,517	$5,974,731
Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	1,183	309	97,342	2,748
Claim and loss expense payments, net of subrogation and reinsurance	—	(17)	(442)	(58)
Establishment of RMBS subrogation recoveries, net of reinsurance	—	—	(315)	(159)
Total current year	1,183	292	96,585	2,531
Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(491,088)	(269,606)	(514,728)	(52,642)
Claim and loss expense (payments) recoveries, net of subrogation and reinsurance	(90,086)	(1,067,321)	59,184	20,902
(Increase) decrease in previously established RMBS subrogation recoveries, net of reinsurance	(303,633)	(312,864)	272,319	(12,596)
Total prior years	(884,807)	(1,649,791)	(183,225)	(44,336)
Net change in net loss and loss expense reserves	(883,624)	(1,649,499)	(86,640)	(41,805)
Net consolidation of certain VIEs	—	—	—	(498,409)
Ending net loss and loss expense reserves	$2,814,754	$3,698,378	$5,347,877	$5,434,517
Add reinsurance on loss and loss expense reserves (1)	44,059	100,355	122,357	138,155
Ending gross loss and loss expense reserves	$2,858,813	$3,798,733	$5,470,234	$5,572,672

(1)
Reinsurance recoverable reported on the Balance Sheet also includes reinsurance recoverables of previously presented loss and loss expenses of $(60), $(517), $(1,108), and, $1,879 as of December 31, 2015, 2014, 2013 and April 30, 2013, respectively.

The positive development in loss and loss expense reserves for Successor Ambac established in prior years for the year ended December 31, 2015 was primarily due to the impact of a settlement of RMBS litigation for subrogation recoveries, commutations in the student loan portfolio and reduced future claims for both the Ambac UK and RMBS portfolios partially offset by adverse development in certain public finance policies and interest accrued on Deferred Amounts. Refer to Note 1. Background and Business Description for further discussion of the settlement of RMBS litigation. The positive development in loss and loss expense reserves for Successor Ambac established in prior years for the year ended December 31, 2014 was primarily due to improved performance in all sectors, including RMBS, Student Loans, international, municipal and other structured finance, partially offset by the addition of accrued interest on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan. The positive development in loss and loss expense reserves for Successor Ambac established in prior years for the eight months ended December 31, 2014 was primarily due to improved performance of the Student Loan and RMBS portfolios. The positive development in loss and loss expense reserves for Predecessor Ambac established in prior years for the four months ended April 30, 2013 was primarily due to improved performance of the RMBS portfolio offset by deterioration in certain Public Finance and Ambac UK policies.
The net change in net loss and loss expense reserves are included in losses and loss expenses in the Consolidated Statement of Total Comprehensive Income. For Successor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income (Loss) were an expense of $47,085, $21,164 and $14,106 for the years ended December 31, 2015 and 2014 and the eight months ended December 31, 2013, respectively. For Predecessor Ambac, reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income (Loss) were a benefit of $3,889 for the four months ended April 30, 2013.

| Ambac Financial Group, Inc. 105 2015 FORM 10-K |

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at December 31, 2015 and 2014. Net par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. The weighted average risk-free rate used to discount loss reserves at December 31, 2015 and 2014 was 2.4% and 2.3%, respectively.

	Surveillance Categories as of December 31, 2015
	I/SL	IA	II	III	IV	V	Total
Number of policies	33	14	23	63	157	3	293
Remaining weighted-average contract period (in years)	9	17	26	19	13	6	15
Gross insured contractual payments outstanding:
Principal	$1,830,549	$263,288	$1,912,237	$2,972,615	$8,942,730	$54,590	$15,976,009
Interest	724,940	107,624	6,834,538	1,792,525	2,391,523	16,791	11,867,941
Total	$2,555,489	$370,912	$8,746,775	$4,765,140	$11,334,253	$71,381	$27,843,950
Gross undiscounted claim liability (1)	$6,188	$5,632	$173,930	$1,595,525	$6,339,537	$71,381	$8,192,193
Discount, gross claim liability	(515)	(652)	(96,218)	(458,805)	(770,694)	(6,779)	(1,333,663)
Gross claim liability before all subrogation and before reinsurance	$5,673	$4,980	$77,712	$1,136,720	$5,568,843	$64,602	$6,858,530
Less:
Gross RMBS subrogation (2)	—	—	—	—	(2,841,291)	—	(2,841,291)
Discount, RMBS subrogation	—	—	—	—	11,716	—	11,716
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,829,575)	—	(2,829,575)
Less:
Gross other subrogation (3)	—	—	(12,937)	(526,957)	(835,078)	(13,098)	(1,388,070)
Discount, other subrogation	—	—	3,961	198,643	127,669	3,978	334,251
Discounted other subrogation, before reinsurance	—	—	(8,976)	(328,314)	(707,409)	(9,120)	(1,053,819)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$5,673	$4,980	$68,736	$808,406	$2,031,859	$55,482	$2,975,136
Less: Unearned premium revenue	(3,360)	(1,796)	(48,871)	(63,257)	(71,848)	(455)	(189,587)
Plus: Loss expense reserves	—	66	629	15,090	57,479	—	73,264
Gross loss and loss expense reserves	$2,313	$3,250	$20,494	$760,239	$2,017,490	$55,027	$2,858,813
Reinsurance recoverable reported on Balance Sheet (4)	$642	$880	$85	$59,503	$(17,111)	$—	$43,999

(1)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation primarily represents subrogation-related to excess spread or other contractual cash flows on public finance and structured finance transactions including RMBS.

(4)	Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $44,059 related to future loss and loss expenses and $(60) related to presented loss and loss expenses.

| Ambac Financial Group, Inc. 106 2015 FORM 10-K |

	Surveillance Categories as of December 31, 2014
	I/SL	IA	II	III	IV	V	Total
Number of policies	36	26	33	69	160	1	325
Remaining weighted-average contract period (in years)	8	12	15	21	12	6	16
Gross insured contractual payments outstanding:
Principal	$1,026,513	$519,291	$3,091,744	$3,792,559	$9,892,760	$47	$18,322,914
Interest	418,746	212,296	1,878,770	2,765,537	1,979,627	19	7,254,995
Total	$1,445,259	$731,587	$4,970,514	$6,558,096	$11,872,387	$66	$25,577,909
Gross undiscounted claim liability (1)	$16,360	$11,525	$155,488	$2,040,402	$6,456,139	$60	$8,679,974
Discount, gross claim liability	(1,147)	(937)	(16,438)	(716,812)	(774,611)	(3)	(1,509,948)
Gross claim liability before all subrogation and before reinsurance	$15,213	$10,588	$139,050	$1,323,590	$5,681,528	$57	$7,170,026
Less:
Gross RMBS subrogation (2)	—	—	—	—	(2,541,219)	—	(2,541,219)
Discount, RMBS subrogation	—	—	—	—	17,679	—	17,679
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,523,540)	—	(2,523,540)
Less:
Gross other subrogation (3)	—	—	(18,034)	(127,143)	(647,110)	—	(792,287)
Discount, other subrogation	—	—	6,069	36,779	48,960	—	91,808
Discounted other subrogation, before reinsurance	—	—	(11,965)	(90,364)	(598,150)	—	(700,479)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$15,213	$10,588	$127,085	$1,233,226	$2,559,838	$57	$3,946,007
Less: Unearned premium revenue	(10,945)	(3,432)	(73,749)	(88,332)	(64,890)	—	(241,348)
Plus: Loss expense reserves	3	1,303	1,968	6,470	84,330	—	94,074
Gross loss and loss expense reserves	$4,271	$8,459	$55,304	$1,151,364	$2,579,278	$57	$3,798,733
Reinsurance recoverable reported on Balance Sheet (4)	$73	$890	$1,355	$110,957	$(13,437)	$—	$99,838

(1)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.

(3)	Other subrogation primarily represents subrogation related to excess spread or other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)	Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $100,355 related to future loss and loss expenses and $(517) related to presented loss and loss expenses.
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
Ambac has recorded RMBS subrogation recoveries of $2,829,575, ($2,800,149 net of reinsurance) and $2,523,540, ($2,496,515 net of reinsurance) at December 31, 2015 and 2014, respectively. The balance of RMBS subrogation recoveries and the related loss reserves, using Random Samples as the estimation approach, at December 31, 2015 and 2014, are as follows:

| Ambac Financial Group, Inc. 107 2015 FORM 10-K |

Random Samples Approach	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2)(3)	Gross loss reserves after subrogation recoveries
At December 31, 2015	$1,850,804	$(2,829,575)	$(978,771)

At December 31, 2014	$1,897,426	$(2,523,540)	$(626,114)

(1)	Includes unpaid RMBS claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

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

| Ambac Financial Group, Inc. 108 2015 FORM 10-K |

Below is the rollforward of RMBS subrogation, by estimation approach, for the affected periods:

	Random sample	Adverse sample	Total
Successor Ambac:
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2015	$2,523,540	$—	$2,523,540
Changes recognized in 2015:
Additional transactions reviewed	—	—	—
Changes in estimation approach	—	—	—
Impact of sponsor actions (2)	—	—	—
All other changes (3)	306,035	—	306,035
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2015	$2,829,575	$—	$2,829,575

Successor Ambac:
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2014	$953,825	$1,252,773	$2,206,598
Changes recognized in 2014:
Additional transactions reviewed	24,565	—	24,565
Changes in estimation approach (1)	1,417,556	(1,218,681)	198,875
Impact of sponsor actions (2)	(146,270)	—	(146,270)
All other changes (3)	273,864	(34,092)	239,772
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2014	$2,523,540	$—	$2,523,540

Successor Ambac:
Discounted RMBS subrogation (gross of reinsurance) at May 1, 2013	$1,004,252	$1,478,666	$2,482,918
Changes recognized through December 31, 2013:
Additional transactions reviewed	2,451	—	2,451
Changes in estimation approach	—	—	—
Impact of sponsor actions (2)	—	98	98
All other changes (3)	(52,878)	(225,991)	(278,869)
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2013	$953,825	$1,252,773	$2,206,598

Predecessor Ambac
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2013	$1,080,408	$1,442,817	$2,523,225
Changes recognized through April 30, 2013:
Additional transactions reviewed	—	—	—
Changes in estimation approach	—	—	—
Impact of sponsor actions (2)	(54,195)	—	(54,195)
All other changes (3)	(21,961)	35,849	13,888
Discounted RMBS subrogation (gross of reinsurance) at April 30, 2013	$1,004,252	$1,478,666	$2,482,918

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

(3)
All other changes which may impact RMBS subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor, and/or the projected timing of recoveries. All other changes may also include estimates of potential sponsor settlements that may not have been subject to a sampling approach, are currently in negotiation or have been executed but the settlement amounts have not yet been received. Those that have not been subject to a sampling approach are not material to Ambac’s financial results and therefore are included in the Random Sample column of this table.

Assumed Reinsurance:
Assumed par outstanding was $243,600 and $245,900 at December 31, 2015 and 2014, respectively. On March 24, 2010, all assumed reinsurance agreements with third parties were allocated to the Segregated Account, which will not allow for cancellations without the approval of the Rehabilitator.

| Ambac Financial Group, Inc. 109 2015 FORM 10-K |

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
Ambac Assurance’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $140,757 at December 31, 2015. Credit exposure existed at December 31, 2015 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. At December 31, 2015, there were ceded reinsurance balances payable of $53,494 offsetting this credit exposure.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac Assurance (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (ii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to $136,167 from its reinsurers at December 31, 2015. As of December 31, 2015, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $10,936,000 with the largest reinsurer accounting for $9,711,000 or 8.1% of gross par outstanding at December 31, 2015. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2015 and its rating levels obtained from each reinsurers website as of February 25, 2016:

Reinsurers	Moody’s Rating	Percentage ceded Par	Net unsecured reinsurance recoverable(1)
Assured Guaranty Re Ltd	NR	88.8%	$15,347
Sompo Japan Nipponkoa Insurance, Inc.	A1	6.2	—
Assured Guaranty Corporation	A3	5.0	6,934
Total		100%	$22,281

(1)
Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac Assurance.

Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss) for Successor Ambac. For the years ended December 31, 2015 and 2014 and the eight months ended December 31, 2013, the insurance intangible amortization expense was $169,557, $151,830 and $99,658, respectively. As of December 31, 2015 and 2014, the gross carrying value of the insurance intangible asset was $1,626,566 and $1,660,125, respectively. Accumulated amortization of the insurance intangible asset was $414,454 and $249,205, as of December 31, 2015 and 2014, respectively, resulting in a net insurance intangible asset of $1,212,112 and $1,410,920, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

2016	2017	2018	2019	2020	Thereafter
$111,857	$98,570	$88,388	$81,370	$75,743	$756,184
9. INSURANCE REGULATORY RESTRICTIONS
United States
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

| Ambac Financial Group, Inc. 110 2015 FORM 10-K |

As a result of the increased statutory capital at December 31, 2015, Ambac Assurance is in compliance with applicable regulatory aggregate risk limits but not in compliance with applicable regulatory single risk limits. Through run-off of the portfolio, Ambac Assurance will seek to reduce its exposure to no more than the permitted single risk amounts, but may not be able to do so. Everspan is in compliance with all of such limits.
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
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital were $624,795 and $1,015,676 at December 31, 2015, respectively as compared to $100,000 and $268,353 as of December 31, 2014, respectively. The Segregated Account reported statutory policyholder surplus of $387,633 and $239,280 as of December 31, 2015 and 2014, respectively. At December 31, 2015 Ambac Assurance’s surplus as regards to policyholders exceeds the Minimum Surplus Amount. At December 31, 2014, Ambac Assurance's surplus as regards to policyholders was at the Minimum Surplus Amount and therefore $149,482 of the Segregated Account’s insurance liabilities were not assumed by Ambac Assurance under the Reinsurance Agreement. Statutory capital and surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, consolidation of subsidiaries, premiums earned, policy acquisition costs and deferred income taxes differently. Additionally, Fresh Start accounting is not applicable under statutory accounting principles.
The Wisconsin Insurance Commissioner has prescribed or permitted additional accounting practices for Ambac Assurance and the Segregated Account of Ambac Assurance. As a result of the prescribed and permitted practices discussed below, Ambac Assurance’s statutory surplus at December 31, 2015 and 2014 was higher by $21,260 and $168,085, respectively, than if Ambac Assurance had reported such amounts in accordance with NAIC SAP.

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

•
OCI has prescribed an additional accounting practice that differs from NAIC SAP. Paragraph 7 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” (“SSAP 60”) allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of each calendar year. Additionally, in accordance with paragraph 7 of Statutory Accounting Principles No. 5R “Liabilities, Contingencies and Impairments of Assets - Revised,” Ambac Assurance records probable losses on its subsidiaries for which it guarantees their obligations, using a discount rate equal to the average rate of return on its admitted assets. Ambac Assurance’s average rates of return on its admitted assets at December 31, 2015 and 2014 were 8.06% and 7.87%, respectively. OCI has directed Ambac Assurance to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees.

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

| Ambac Financial Group, Inc. 111 2015 FORM 10-K |

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
The PRA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. These solvency requirements will be amended in order to implement the European Union's "Solvency II" directive on risk-based capital. The requirements of the Solvency II directive will become effective on January 1, 2016 and, during the course of 2015, Ambac UK has been required to make certain transitional Solvency II-compliant regulatory filings with the PRA.
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
Dividend Restrictions, Including Contractual Restrictions
Due to losses experienced by Ambac Assurance, Ambac Assurance has been unable to pay common dividends to Ambac since 2008 and will be unable to pay common dividends in 2016 without the prior consent of the OCI, which is unlikely. Ambac Assurance’s ability to pay dividends is further restricted by the Settlement Agreement (as described below), by the terms of its AMPS (as described below) and by certain covenants made for the benefit of the Segregated Account. See Note 1. Background and Business Description for further information.
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

| Ambac Financial Group, Inc. 112 2015 FORM 10-K |

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
Fair Value Hierarchy:
The Fair Value Measurement Topic of the ASC specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based assumptions. The fair value hierarchy prioritizes model inputs into three broad levels as follows:

● Level 1
Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury and other foreign government obligations traded in highly liquid and transparent markets, exchange traded futures contracts, variable rate demand obligations and money market funds.

● Level 2
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

● Level 3
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

| Ambac Financial Group, Inc. 113 2015 FORM 10-K |

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2015 and 2014, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2015:
Financial assets:
Fixed income securities:
Municipal obligations	$420,770	$420,770	$—	$420,770	$—
Corporate obligations	1,593,669	1,593,669	—	1,593,669	—
Foreign obligations	96,306	96,306	87,808	8,498	—
U.S. government obligations	26,687	26,687	26,687	—	—
U.S. agency obligations	4,212	4,212	—	4,212	—
Residential mortgage-backed securities	1,977,338	1,977,338	—	1,488,454	488,884
Collateralized debt obligations	84,267	84,267	—	84,267	—
Other asset-backed securities	840,527	840,527	—	840,527	—
Fixed income securities, pledged as collateral:
U.S. government obligations	64,555	64,555	64,555	—	—
Short term investments	225,789	225,789	197,398	28,391	—
Other investments	310,600	298,095	—	285,261	12,834
Cash and cash equivalents	35,744	35,744	35,744	—	—
Loans	5,206	5,128	—	—	5,128
Derivative assets:
Credit derivatives	—	—	—	—	—
Interest rate swaps—asset position	84,886	84,886	—	21,848	63,038
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	109	109	109	—	—
Other assets	8,696	8,696	—	—	8,696
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,588,556	2,588,556	—	—	2,588,556
Restricted cash	5,822	5,822	5,822	—	—
Loans	11,690,324	11,690,324	—	—	11,690,324
Total financial assets	$20,064,063	$20,051,480	$418,123	$4,775,897	$14,857,460
Financial liabilities:
Obligations under investment agreements	$100,358	$101,400	$—	$—	$101,400
Long term debt, including accrued interest	1,481,045	1,235,721	—	132,837	1,102,884
Derivative liabilities:
Credit derivatives	34,543	34,543	—	—	34,543
Interest rate swaps—asset position	(52,128)	(52,128)	—	(52,128)	—
Interest rate swaps—liability position	370,943	370,943	—	243,256	127,687
Futures contracts	—	—	—	—	—
Liabilities for net financial guarantees written (1)	1,990,831	2,325,859	—	—	2,325,859
Variable interest entity liabilities:
Long-term debt	12,327,960	12,327,960	—	9,147,790	3,180,170
Derivative liabilities:
Interest rate swaps—liability position	1,965,265	1,965,265	—	1,965,265	—
Currency swaps—liability position	(36,862)	(36,862)	—	(36,862)	—
Total financial liabilities	$18,181,955	$18,272,701	$—	$11,400,158	$6,872,543

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

| Ambac Financial Group, Inc. 114 2015 FORM 10-K |

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2014:
Financial assets:
Fixed income securities:
Municipal obligations	$525,792	$525,792	$—	$525,792	$—
Corporate obligations	1,385,594	1,385,594	—	1,381,786	3,808
Foreign obligations	127,757	127,757	117,282	10,475	—
U.S. government obligations	42,979	42,979	42,979	—	—
U.S. agency obligations	29,486	29,486	—	29,486	—
Residential mortgage-backed securities	1,710,955	1,710,955	—	1,516,562	194,393
Collateralized debt obligations	21,122	21,122	—	21,122	—
Other asset-backed securities	882,001	882,001	—	882,001	—
Fixed income securities, pledged as collateral:
U.S. government obligations	64,267	64,267	64,267	—	—
Short term investments	360,065	360,065	359,565	500	—
Other investments	357,016	349,468	—	336,013	13,455
Cash and cash equivalents	73,903	73,903	73,903	—	—
Loans	5,714	5,634	—	—	5,634
Derivative assets:
Credit derivatives	2,043	2,043	—	—	2,043
Interest rate swaps—asset position	106,974	106,974	—	106,974	—
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	—	—	—	—	—
Other assets	12,036	12,036	—	—	12,036
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,743,050	2,743,050	—	—	2,743,050
Restricted cash	7,708	7,708	7,708	—	—
Loans	12,371,177	12,371,177	—	—	12,371,177
Total financial assets	$20,829,639	$20,822,011	$665,704	$4,810,711	$15,345,596
Financial liabilities:
Obligations under investment agreements	$160,079	$161,821	$—	$—	$161,821
Long term debt, including accrued interest	1,273,805	1,379,864	—	—	1,379,864
Derivative liabilities:
Credit derivatives	75,502	75,502	—	—	75,502
Interest rate swaps—asset position	(54,666)	(54,666)	—	(54,666)	—
Interest rate swaps—liability position	385,546	385,546	—	243,659	141,887
Futures contracts	562	562	562	—	—
Other contracts	—	—	—	—	—
Liabilities for net financial guarantees written (1)	2,923,652	4,539,000	—	—	4,539,000
Variable interest entity liabilities:
Long-term debt	12,882,076	12,882,076	—	11,618,412	1,263,664
Derivative liabilities:
Interest rate swaps—liability position	2,133,268	2,133,268	—	2,133,268	—
Currency swaps—liability position	66,895	66,895	—	66,895	—
Total financial liabilities	$19,846,719	$21,569,868	$562	$14,007,568	$7,561,738

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

| Ambac Financial Group, Inc. 115 2015 FORM 10-K |

Determination of Fair Value:
When available, Ambac uses quoted active market prices specific to the financial instrument to determine fair value, and classifies such items within Level 1. Because many fixed income securities do not trade on a daily basis, pricing sources apply available market information through processes such as matrix pricing to determine fair value. In those cases, the items are classified within Level 2. If quoted market prices are not available, fair value is based upon models that use, where possible, current market-based or independently-sourced market parameters. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable.
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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. Certain investments in Ambac insured securities for which projected cash flows consist solely of Deferred Amounts and interest thereon, are internally valued based upon the valuation of surplus notes. At December 31, 2015, approximately 9%, 82%, and 9% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2014, approximately 10%, 86%, and 4% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.
Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analysis by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against additional market data (if available) and/or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by either the pricing source or Ambac management that the pricing source cannot provide a reasonable value for a security or cannot adequately support a quote, in which case Ambac would resort to using either other quotes or internal models. Results of price challenges are reviewed by senior traders and finance managers.
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. The fair value of such securities classified as Level 3 was $0 and $3,808 at December 31, 2015 and 2014, respectively. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the interest only strips valuation at December 31, 2014 include the following weighted averages:

| Ambac Financial Group, Inc. 116 2015 FORM 10-K |

a. Coupon rate:	0.345%
b. Maturity:	19.14 years
c. Yield:	4.93%
Residential mortgage-backed securities: These securities are guaranteed under policies that are subject to the Segregated Account Rehabilitation Plan and have projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. The fair value of such securities classified as Level 3 was $488,884 and $194,393 at December 31, 2015 and 2014, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan, are to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Refer to Note 1. Background and Business Description for further description of the Segregated Account Rehabilitation Plan and its impact on the payment of Segregated Account policy claims and surplus note redemptions.
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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. For centrally cleared interest rate swaps, valuations are determined using quotes from the central counterparty. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of credit derivative liabilities was reduced by $10,124 and $15,910 at December 31, 2015 and 2014, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $78,728 and $64,547 at December 31, 2015 and 2014, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations.
As described further below, certain valuation models require other inputs that are not readily observable in the market. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market.
Derivatives that are less complex may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate swaps, we generally utilize vendor-developed models. These models provide the net present value of the derivatives based on contractual terms and observable market data. Downgrades of Ambac Assurance, as guarantor of the financial services derivatives, have increased collateral requirements and triggered termination provisions in certain interest rate swaps. Termination activity since the initial rating downgrades of Ambac Assurance provided additional information about the replacement and/or exit value of certain financial services derivatives, which has been incorporated into the fair value of these derivatives as appropriate. Generally, the need for counterparty (or Ambac) CVAs is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Counterparty credit risk related to such customer derivative assets is included in our fair value adjustments.
For derivatives that do not trade, or trade in less liquid markets such as credit derivatives, an internal model is generally used because such instruments tend to be unique, contain complex or heavily modified and negotiated terms, and pricing information is not readily available in the market. Derivative fair value models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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

| Ambac Financial Group, Inc. 117 2015 FORM 10-K |

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
Key variables used in our valuation of substantially all of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads and the CVA applied against Ambac Assurance liabilities by market participants. Notional balances, expected remaining term and reference obligation credit ratings are monitored or determined by Ambac’s portfolio risk management group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are estimated internally. Implicit in the fair values we obtain on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values.
Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid for the reference instrument. Such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 93% of CDS gross par outstanding and 43% of the CDS derivative liability as of December 31, 2015.
When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on available market prices or spreads for securities or indices with similar characteristics such as underlying collateral, credit rating and expected life. Internal estimates may also consider historical quotes on the reference obligation, updated for changes in market factors and security specific developments such as credit rating changes. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 7% of CDS gross par outstanding and 57% of the CDS derivative liability as of December 31, 2015.
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

| Ambac Financial Group, Inc. 118 2015 FORM 10-K |

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
Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the current cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at LIBOR compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at LIBOR, was 22.7% and 17.8% as of December 31, 2015 and 2014, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).
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
The net notional outstanding of Ambac’s CDS contracts were $970,883 and $1,529,759 at December 31, 2015 and 2014, respectively. Credit derivative liabilities at December 31, 2015 and 2014 had a combined net fair value of $34,543 and $73,459, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of December 31, 2015 and 2014 is summarized below:

| Ambac Financial Group, Inc. 119 2015 FORM 10-K |

	December 31, 2015		December 31, 2014
	CLOs	Other (1)	CLOs	Other (1)
Notional outstanding	$295,253	$617,148	$549,923	$921,036
Weighted average reference obligation price	98.4	85.2	98.9	86.8
Weighted average life (WAL) in years	1.1	6.1	1.8	5.7
Weighted average credit rating	AA	BBB+	AA	BBB-
Weighted average relative change ratio	36.3%	33.3%	35.9%	49.0%
CVA percentage	8.34%	23.34%	5.40%	15.82%
Fair value of derivative liabilities	$1,837	$32,697	$2,027	$71,104

(1)
Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $58,482, WAL of 0.2 years and liability fair value of $9 as of December 31, 2015. Other inputs to the valuation of these transactions at December 31, 2015 include weighted average quotes of less than 1% of notional, weighted average rating of A+ and Ambac CVA percentage of 0.09%. As of December 31, 2014, these contracts had a combined notional outstanding of $58,800, WAL of 1.2 years and liability fair value of $328. Other inputs to the valuation of these transactions at December 31, 2014 include weighted average quotes of 1% of notional, weighted average rating of A and Ambac CVA percentage of 2.2%.

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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, net cash flows for each policy included: (i) installment premium receipts, (ii) estimated future gross claim payments, (iii) subrogation receipts, and (iv) unpaid claims on claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and interest thereon. The timing of future claim payments of the Segregated Account are at the sole discretion of the Rehabilitator. For ceded reinsurance contracts, net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each direct, assumed, and ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees there is a lack of observable market information to make this estimate. A profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The profit margin is applied to the present value of contracts in a net liability position. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
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

| Ambac Financial Group, Inc. 120 2015 FORM 10-K |

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
European ABS transactions: The fair value of such obligations classified as Level 3 was $3,016,966 and $1,070,439 at December 31, 2015 and 2014, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values (Level 2) for comparable notes from the same securitization entity. Significant inputs for the valuation at December 31, 2015 and 2014 include the following weighted averages:

December 31, 2015		December 31, 2014
a. Coupon rate:	1.38%	a. Coupon rate:	0.3%
b. Maturity:	16.44 years	b. Maturity:	21.25 years
c. Yield:	6.08%	c. Yield:	9.52%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $163,204 and $193,225 at December 31, 2015 and 2014, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at December 31, 2015 and 2014, include the following weighted averages:

December 31, 2015		December 31, 2014
a. Coupon rate:	5.88%	a. Coupon rate:	5.88%
b. Maturity:	21.81 years	b. Maturity:	15.84 years
c. Yield:	9.14%	c. Yield:	7.37%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at December 31, 2015 and 2014 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 4.4% and 4.1% at December 31, 2015 and 2014, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.

| Ambac Financial Group, Inc. 121 2015 FORM 10-K |

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
Level-3 Financial Assets and Liabilities Accounted for at Fair Value

				VIE Assets and Liabilities
Successor Ambac - Year Ended December 31, 2015	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$198,201	$12,036	$(215,346)	$2,743,050	$12,371,177	$(1,263,664)	$13,845,454
Total gains/(losses) realized and unrealized:
Included in earnings	30,083	(1,635)	16,571	(7,263)	569,617	(1,152,681)	(545,308)
Included in other comprehensive income	(73,559)	—	—	(147,231)	(612,941)	93,812	(739,919)
Purchases	359,193	—	—	—	—	—	359,193
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(25,034)	(1,705)	11,365	—	(312,406)	(17,085)	(344,865)
Transfers in Level 3	—	—	88,218	—	—	(840,552)	(752,334)
Transfers out of Level 3	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	(325,123)	—	(325,123)
Balance, end of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,635)	$(25,980)	$(7,263)	$589,634	$(1,161,991)	$(607,235)

				VIE Assets and Liabilities
Successor Ambac - Year Ended December 31, 2014	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$67,783	$13,384	$(186,934)	$2,475,182	$13,398,895	$(1,514,605)	$14,253,705
Total gains/(losses) realized and unrealized:
Included in earnings	11,057	(1,348)	(45,392)	429,113	1,118,084	(290,457)	1,221,057
Included in other comprehensive income	(541)	—	—	(161,245)	(726,827)	66,515	(822,098)
Purchases	54,013	—	—	—	70,000	—	124,013
Issuances	—	—	—	—	—	—	—
Sales	(59,878)	—	—	—	—	—	(59,878)
Settlements	(62,266)	—	16,980	—	(792,186)	433,896	(403,576)
Transfers into Level 3	188,241	—	—	—	—	—	188,241
Transfers out of Level 3	(208)	—	—	—	—	4,096	3,888
Deconsolidations of VIEs	—	—	—	—	(696,789)	36,891	(659,898)
Balance, end of period	$198,201	$12,036	$(215,346)	$2,743,050	$12,371,177	$(1,263,664)	$13,845,454
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,348)	$(53,509)	$429,113	$1,119,219	$(286,405)	$1,207,070

| Ambac Financial Group, Inc. 122 2015 FORM 10-K |

				VIE Assets and Liabilities
Successor Ambac – Period from May 1 through December 31, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359
Total gains/(losses) realized and unrealized:
Included in earnings	1,870	(677)	217,666	(178,322)	(455,231)	(2,490)	(417,184)
Included in other comprehensive income	7,184	—	—	152,939	873,986	(79,063)	955,046
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	(4,528)	—	—	—	—	—	(4,528)
Settlements	(6,428)	—	10,760	—	(219,909)	173,196	(42,381)
Transfers into Level 3	273	—	—	—	—	(220,922)	(220,649)
Transfers out of Level 3	—	—	—	—	—	365,046	365,046
Deconsolidation of VIEs	—	—	—	—	(1,552,004)	—	(1,552,004)
Balance, end of period	$67,783	$13,384	$(186,934)	$2,475,182	$13,398,895	$(1,514,605)	$14,253,705
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(677)	$91,436	$(178,322)	$(475,152)	$(2,490)	$(565,205)

				VIE Assets and Liabilities
Predecessor Ambac – Period from January 1 through Apri2l 30, 2013	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Balance, beginning of period	$60,402	$14,557	$(322,337)	$2,261,294	$15,359,073	$(2,956,501)	$14,416,488
Additions of VIEs consolidated	—	—	—	—	—	(409,300)	(409,300)
Total gains/(losses) realized and unrealized:
Included in earnings	(33)	(496)	(88,546)	328,768	956,402	(138,914)	1,057,181
Included in other comprehensive income	12,329	—	—	(89,497)	(849,833)	150,987	(776,014)
Purchases	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(3,286)	—	(4,477)	—	(713,589)	4,864	(716,488)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	1,598,492	1,598,492
Balance, end of period	$69,412	$14,061	$(415,360)	$2,500,565	$14,752,053	$(1,750,372)	$15,170,359
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(496)	$(92,002)	$328,768	$956,402	$(138,914)	$1,053,758

| Ambac Financial Group, Inc. 123 2015 FORM 10-K |

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.
Level-3 Investments by Class

Successor Ambac - Year Ended December 31, 2015	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Non-Agency RMBS	Total Investments
Balance, beginning of period	$—	$—	$3,808	$—	$194,393	$198,201
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	(19)	—	30,102	30,083
Included in other comprehensive income	—	—	(286)	—	(73,273)	(73,559)
Purchases	—	—	—	—	359,193	359,193
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	(3,503)	—	(21,531)	(25,034)
Transfers in Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$—	$—	$—	$—	$488,884	$488,884
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

Successor Ambac - Year Ended December 31, 2014	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Non-Agency RMBS	Total Investments
Balance, beginning of period	$—	$64,073	$3,502	$208	$—	$67,783
Total gains/(losses) realized and unrealized:
Included in earnings	—	6,994	(97)	—	4,160	11,057
Included in other comprehensive income	—	(8,182)	403	—	7,238	(541)
Purchases	—	—	—	—	54,013	54,013
Issuances	—	—	—	—	—	—
Sales	—	(59,878)	—	—	—	(59,878)
Settlements	—	(3,007)	—	—	(59,259)	(62,266)
Transfers into Level 3	—	—	—	—	188,241	188,241
Transfers out of Level 3	—	—	—	(208)	—	(208)
Balance, end of period	$—	$—	$3,808	$—	$194,393	$198,201
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—	$—

| Ambac Financial Group, Inc. 124 2015 FORM 10-K |

Successor Ambac - Period from May 1 through December 31, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$3,949	$61,782	$3,681	$—	$69,412
Total gains/(losses) realized and unrealized:
Included in earnings	25	1,912	(62)	(5)	1,870
Included in other comprehensive income	(19)	7,315	(117)	5	7,184
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	(4,528)	—	—	(4,528)
Settlements	(3,955)	(2,408)	—	(65)	(6,428)
Transfers into Level 3	—	—	—	273	273
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$—	$64,073	$3,502	$208	$67,783
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

Predecessor Ambac – Period from January 1 through April 30, 2013	Collateralized Debt Obligations	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Total Investments
Balance, beginning of period	$6,482	$50,264	$3,656	$—	$60,402
Additions of VIEs consolidated	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(6)	—	(27)	—	(33)
Included in other comprehensive income	160	12,117	52	—	12,329
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(2,687)	(599)	—	—	(3,286)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance, end of period	$3,949	$61,782	$3,681	$—	$69,412
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

| Ambac Financial Group, Inc. 125 2015 FORM 10-K |

Level-3 Derivatives by Class

	Successor Ambac - Year Ended December 31, 2015			Successor Ambac - Year Ended December 31, 2014
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(141,887)	$(73,459)	$(215,346)	$(92,612)	$(94,322)	$(186,934)
Total gains/(losses) realized and unrealized:
Included in earnings	(25,130)	41,701	16,571	(69,298)	23,906	(45,392)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	14,150	(2,785)	11,365	20,023	(3,043)	16,980
Transfers in Level 3	88,218	—	88,218	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$(64,649)	$(34,543)	$(99,192)	$(141,887)	$(73,459)	$(215,346)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(25,130)	$(850)	$(25,980)	$(69,298)	$15,789	$(53,509)

	Successor Ambac – Period from May 1 through December 31, 2013			Predecessor Ambac – Period from January 1 through April 30, 2013
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(137,947)	$(277,413)	$(415,360)	$(108,752)	$(213,585)	$(322,337)
Total gains/(losses) realized and unrealized:
Included in earnings	24,797	192,869	217,666	(28,162)	(60,384)	(88,546)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	20,538	(9,778)	10,760	(1,033)	(3,444)	(4,477)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$(92,612)	$(94,322)	$(186,934)	$(137,947)	$(277,413)	$(415,360)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$24,797	$66,639	$91,436	$(28,162)	$(63,840)	$(92,002)
Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3. Invested assets transferred into Level 3 in 2014 consist of certain investments in Ambac-wrapped RMBS securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. These assets were internally valued at December 31, 2014 as management could not corroborate the reasonableness of third party quotes. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. Derivative instruments transferred into Level 3 in 2015 consisted of certain interest rate swap assets with counterparty credit adjustments. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers between Level 1 and Level 2 for the periods presented. All transfers between fair value hierarchy Levels 1, 2, and 3 are recognized at the beginning of each accounting period.

| Ambac Financial Group, Inc. 126 2015 FORM 10-K |

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income or (loss)
Successor Ambac:
Year Ended December 31, 2015
Total gains or losses included in earnings for the period	30,083	2,785	38,916	(25,130)	(590,327)	(1,635)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(850)	(25,130)	(579,620)	(1,635)

Year Ended December 31, 2014
Total gains or losses included in earnings for the period	$11,057	$3,043	$20,863	$(69,298)	$1,256,740	$(1,348)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	15,789	(69,298)	1,261,927	(1,348)

Period from May 1 through December 31, 2013
Total gains or losses included in earnings for the period	$1,870	$9,778	$183,091	$24,797	$(636,043)	$(677)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	66,639	24,797	(655,964)	(677)

Predecessor Ambac:
Period from January 1 through April 30, 2013
Total gains or losses included in earnings for the period	$(33)	$3,444	$(63,828)	$(28,162)	$1,146,256	$(496)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(63,840)	(28,162)	1,146,256	(496)
| Ambac Financial Group, Inc. 127 2015 FORM 10-K |

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
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2015 and 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments (1)
December 31, 2015
Fixed income securities:
Municipal obligations	$424,048	$4,910	$8,188	$420,770	$—
Corporate obligations	1,610,912	7,089	24,332	1,593,669	—
Foreign obligations	96,638	1,491	1,823	96,306	—
U.S. government obligations	26,086	789	188	26,687	—
U.S. agency obligations	4,239	—	27	4,212	—
Residential mortgage-backed securities	1,942,285	99,670	64,617	1,977,338	41,673
Collateralized debt obligations	85,706	42	1,481	84,267	—
Other asset-backed securities	802,842	41,177	3,492	840,527	—
	4,992,756	155,168	104,148	5,043,776	41,673
Short-term	225,789	1	1	225,789	—
	5,218,545	155,169	104,149	5,269,565	41,673
Fixed income securities pledged as collateral:
U.S. government obligations	64,612	—	57	64,555	—
Total collateralized investments	64,612	—	57	64,555	—
Total available-for-sale investments	$5,283,157	$155,169	$104,206	$5,334,120	$41,673

December 31, 2014
Fixed income securities:
Municipal obligations	$523,019	$9,769	$6,996	$525,792	$—
Corporate obligations	1,382,195	12,815	9,416	1,385,594	—
Foreign obligations	126,041	3,060	1,344	127,757	—
U.S. government obligations	42,328	1,078	427	42,979	—
U.S. agency obligations	29,524	—	38	29,486	—
Residential mortgage-backed securities	1,557,059	167,396	13,500	1,710,955	7,773
Collateralized debt obligations	21,346	50	274	21,122	—
Other asset-backed securities	833,366	48,794	159	882,001	—
	4,514,878	242,962	32,154	4,725,686	7,773
Short-term	360,069	—	4	360,065	—
	4,874,947	242,962	32,158	5,085,751	7,773
Fixed income securities pledged as collateral:
U.S. government obligations	64,378	—	111	64,267	—
Total collateralized investments	64,378	—	111	64,267	—
Total available-for-sale investments	$4,939,325	$242,962	$32,269	$5,150,018	$7,773

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2015 and 2014.

| Ambac Financial Group, Inc. 128 2015 FORM 10-K |

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2015, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$347,240	$347,359
Due after one year through five years	1,020,940	1,014,416
Due after five years through ten years	914,404	901,252
Due after ten years	169,740	168,961
	2,452,324	2,431,988
Residential mortgage-backed securities	1,942,285	1,977,338
Collateralized debt obligations	85,706	84,267
Other asset-backed securities	802,842	840,527
Total	$5,283,157	$5,334,120
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2015
Fixed income securities:
Municipal obligations	$117,008	$2,070	$114,708	$6,118	$231,716	$8,188
Corporate obligations	938,916	21,331	92,581	3,001	1,031,497	24,332
Foreign government obligations	34,904	1,018	8,584	805	43,488	1,823
U.S. government obligations	2,938	18	10,658	170	13,596	188
U.S. agency obligations	—	—	4,212	27	4,212	27
Residential mortgage-backed securities	584,699	53,367	213,303	11,250	798,002	64,617
Collateralized debt obligations	77,538	1,481	—	—	77,538	1,481
Other asset-backed securities	450,690	3,456	19,274	36	469,964	3,492
	2,206,693	82,741	463,320	21,407	2,670,013	104,148
Short-term	9,982	1	—	—	9,982	1
	$2,216,675	$82,742	$463,320	$21,407	$2,679,995	$104,149
Fixed Income securities, pledged as collateral:
U.S. government obligations	64,555	57	—	—	64,555	57
Total collateralized investments	64,555	57	—	—	64,555	57
Total temporarily impaired securities	2,281,230	82,799	463,320	21,407	2,744,550	104,206

| Ambac Financial Group, Inc. 129 2015 FORM 10-K |

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2014
Fixed income securities:
Municipal obligations	$77,788	$1,244	$135,076	$5,752	$212,864	$6,996
Corporate obligations	453,504	4,998	172,045	4,418	625,549	9,416
Foreign government obligations	20,827	748	14,277	596	35,104	1,344
U.S. government obligations	7,223	154	14,735	273	21,958	427
U.S. agency obligations	25,039	2	4,378	36	29,417	38
Residential mortgage-backed securities	413,203	12,391	10,076	1,109	423,279	13,500
Collateralized debt obligations	5,012	274	—	—	5,012	274
Other asset-backed securities	248,823	155	68	4	248,891	159
	1,251,419	19,966	350,655	12,188	1,602,074	32,154
Short-term	8,803	4	—	—	8,803	4
	$1,260,222	$19,970	$350,655	$12,188	$1,610,877	$32,158
Fixed Income securities, pledged as collateral:
U.S. government obligations	64,267	111	—	—	64,267	111
Total collateralized investments	64,267	111	—	—	64,267	111
Total temporarily impaired securities	1,324,489	20,081	350,655	12,188	1,675,144	32,269
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of December 31, 2015 and 2014 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of December 31, 2015, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at December 31, 2015, $953,000 of the total fair value and $69,214 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2014, $473,656 of the total fair value and $16,001 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to all Ambac insured securities owned, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments. For Ambac-insured securities owned guaranteed under policies allocated to the Segregated Account, the estimate of Ambac Assurance claim payments includes interest on Deferred Amounts. Ambac estimates the timing of claim payment receipts on all Ambac-insured securities owned, but the actual timing of such amounts for Segregated Account securities are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Ambac insured securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including Ambac's intention to sell securities and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.

| Ambac Financial Group, Inc. 130 2015 FORM 10-K |

Municipal and corporate obligations
The gross unrealized losses on municipal and corporate obligations as of December 31, 2015 are primarily the result of the increase in interest rates since the Fresh Start Reporting Date of April 30, 2013. These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $64,617 of unrealized losses on residential mortgage-backed securities, $63,127 is attributable to Ambac insured securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since the Fresh Start Reporting Date of April 30, 2013. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors.  Additionally, for Ambac insured securities that are allocated to the Segregated Account, expected future cash flows include assumptions about the timing of Ambac Assurance claim payments, including interest on Deferred Amounts, although the actual timing of such payments are at the sole discretion of the Rehabilitator. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at December 31, 2015 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the affected periods:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2013	April 30, 2013
Gross realized gains on securities	$58,218	$63,366	$22,983	$47,448
Gross realized losses on securities	(10,558)	(9,824)	(10,347)	(320)
Foreign exchange (losses) gains	5,816	5,235	(8,169)	6,177
Net realized gains	$53,476	$58,777	$4,467	$53,305
Net other-than-temporary impairments (1)	$(25,659)	$(25,794)	$(46,764)	$(467)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

During 2002 and 2003 Ambac recognized investment realized losses relating to its investment in asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”). These notes defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. In connection with a full and final settlement of a lawsuit brought by NCFE bondholders against Credit Suisse Securities LLC, a subsidiary of Ambac Assurance received cash recoveries of $39,978 in the period from January 1 through April 30, 2013. Additionally, $96, $35 and $1,441, of other recoveries were received from NCFE for the years ended December 31, 2015 and 2014 and the eight months ended December31, 2013, respectively. These amounts were recorded within gross realized gains on securities.
Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac insured securities. Such changes in estimated claim payments on Ambac insured securities contributed to net other-than-temporary impairments for the periods presented in the table above. Further changes to the timing of estimated claim payments could result in additional other-than-temporary impairment charges in the future. Successor Ambac’s other-than-temporary impairments also relate to the company’s intent to sell certain securities that were in an unrealized loss position as of the impairment evaluation dates. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold additional securities that are in an unrealized loss position, which could result in additional other-than-temporary impairment charges.

| Ambac Financial Group, Inc. 131 2015 FORM 10-K |

The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of December 31, 2015 and 2014 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2013	April 30, 2013
Successor Ambac:
Balance, beginning of period	$14,062	$1,182	$—	$183,300
Additions for credit impairments recognized on:
Securities not previously impaired	10,900	12,873	1,185	—
Securities previously impaired	6,214	7	—	—
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period(1)	—	—	(3)	(183,300)
Balance, end of period	$31,176	$14,062	$1,182	$—

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
The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at December 31, 2015 and 2014:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
December 31, 2015:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$338,007	$108,379	$229,628

December 31, 2014:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$379,423	$156,916	$222,507
Securities carried at $6,762 and $6,790 at December 31, 2015 and 2014, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $396,100 and $0 at December 31, 2015 and 2014, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a secured borrowing transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt issued by entities that qualified as VIEs and were consolidated in Ambac’s consolidated financial statements. Refer to Note 4. Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.

| Ambac Financial Group, Inc. 132 2015 FORM 10-K |

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2015 and 2014, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating (1)
December 31, 2015:
Ambac Assurance Corporation (2)	$60,836	$—	$2,216,317	$—	$2,277,153	CC
Assured Guaranty Municipal Corporation	57,715	—	—	—	57,715	A+
National Public Finance Guarantee Corporation	47,846	—	—	—	47,846	A-
MBIA Insurance Corporation	—	25,645	—	—	25,645	A+
Total	$166,397	$25,645	$2,216,317	$—	$2,408,359	CCC-

December 31, 2014:
Ambac Assurance Corporation (2)	$53,164	$—	$2,146,555	$—	$2,199,719	CCC-
Assured Guaranty Municipal Corporation	119,492	—	—	—	119,492	A
National Public Finance Guarantee Corporation	67,895	—	—	—	67,895	A-
MBIA Insurance Corporation	—	32,460	—	—	32,460	A+
Total	$240,551	$32,460	$2,146,555	$—	$2,419,566	CCC

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $119,802 and $51,395 at December 31, 2015 and 2014, respectively, insured by Ambac UK.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2013	April 30, 2013
Fixed income securities	$257,404	$299,694	$147,014	$118,097
Short-term investments	299	3,092	1,528	677
Loans	420	529	306	146
Investment expense	(8,786)	(10,477)	(5,982)	(2,549)
Securities available-for-sale and short-term	249,337	292,838	142,866	116,371
Other investments	16,952	8,108	3,580	369
Total net investment income	$266,289	$300,946	$146,446	$116,740

| Ambac Financial Group, Inc. 133 2015 FORM 10-K |

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

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2013	April 30, 2013
Net gains recognized during the period on trading securities	$12,615	$6,713	$3,580	$369
Less: net gains and (losses) recognized during the reporting period on trading securities sold during the period	4,966	(487)	1,702	—
Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$7,649	$7,200	$1,878	$369

| Ambac Financial Group, Inc. 134 2015 FORM 10-K |

12. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of December 31, 2015 and 2014.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
December 31, 2015:
Derivative Assets:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	137,015	52,129	84,886	—	84,886
Futures contracts	109	—	109	—	109
Total non-VIE derivative assets	$137,124	$52,129	$84,995	$—	$84,995
Derivative Liabilities:
Credit derivatives	$34,543	$—	$34,543	$—	$34,543
Interest rate swaps	370,944	52,129	318,815	176,386	142,429
Futures contracts	—	—	—	—	—
Total non-VIE derivative liabilities	$405,487	$52,129	$353,358	$176,386	$176,972
Variable Interest Entities Derivative Assets:
Interest rate swaps	$—	$—	$—	$—	$—
Currency swaps	36,862	36,862	—	—	—
Total VIE derivative assets	$36,862	$36,862	$—	$—	$—
Variable interest entities derivative liabilities:
Interest rate swaps	$1,965,265	$—	$1,965,265	$—	$1,965,265
Currency swaps	—	36,862	(36,862)	—	(36,862)
Total VIE derivative liabilities	$1,965,265	$36,862	$1,928,403	$—	$1,928,403

December 31, 2014:
Derivative Assets:
Credit derivatives	$2,043	$—	$2,043	$—	$2,043
Interest rate swaps	161,640	54,666	106,974	—	106,974
Futures contracts	—	—	—	—	—
Total non-VIE derivative assets	$163,683	$54,666	$109,017	$—	$109,017
Derivative Liabilities:
Credit derivatives	$75,502	$—	$75,502	$—	$75,502
Interest rate swaps	385,546	54,666	330,880	169,573	161,307
Futures contracts	562	—	562	562	—
Total non-VIE derivative liabilities	$461,610	$54,666	$406,944	$170,135	$236,809
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$2,133,268	$—	$2,133,268	$—	$2,133,268
Currency swaps	66,895	—	66,895	—	66,895
Total VIE derivative liabilities	$2,200,163	$—	$2,200,163	$—	$2,200,163
Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $165,073 and $158,240 as of December 31, 2015 and 2014, respectively. There were no amounts held representing an obligation to return cash collateral as of December 31, 2015 and 2014.

| Ambac Financial Group, Inc. 135 2015 FORM 10-K |

		Successor Ambac
	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Year Ended December 31,2015	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Year Ended December 31, 2014
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$41,701	$23,906
Financial Services derivatives products:
Interest rate swaps	Derivative products	(41,177)	(173,615)
Currency swaps	Derivative products	—	—
Futures contracts	Derivative products	(1,367)	(7,472)
Total Financial Services derivative products		(42,544)	(181,087)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	103,757	24,577
Interest rate swaps	Income (loss) on variable interest entities	168,003	(452,434)
Total Variable Interest Entities		271,760	(427,857)
Total derivative contracts		$270,917	$(585,038)

		Successor Ambac	Predecessor Ambac
	Location of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from May 1 through December 31, 2013	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income – Period from January 1 through April 20, 2013
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$192,869	$(60,384)
Financial Services derivatives products:
Interest rate swaps	Derivative products	103,846	(30,602)
Futures contracts	Derivative products	10,925	(3,133)
Total Financial Services derivative products		114,771	(33,735)
Call options on long-term debt	Other income	—	—
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	(890)	(116)
Interest rate swaps	Income (loss) on variable interest entities	495,712	(203,620)
Total Variable Interest Entities		494,822	(203,736)
Total derivative contracts		$802,462	$(297,855)
Financial Guarantee Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at December 31, 2015 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in

| Ambac Financial Group, Inc. 136 2015 FORM 10-K |

Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of December 31, 2015 and 2014:

December 31	2015			2014
Ambac Rating	CLO	Other	Total	CLO	Other	Total
AAA	$—	$—	$—	$—	$—	$—
AA	295,254	241,458	536,712	549,923	217,680	767,603
A	—	9,322	9,322	—	43,160	43,160
BBB (1)	—	356,323	356,323	—	448,249	448,249
Below investment grade (2)	—	68,526	68,526	—	270,747	270,747
Total	$295,254	$675,629	$970,883	$549,923	$979,836	$1,529,759

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

The tables below summarize information by major category as of December 31, 2015 and 2014:

	2015			2014
December 31	CLO	Other	Total	CLO	Other	Total
Number of CDS transactions	5	9	14	6	10	16
Remaining expected weighted-average life of obligations (in years)	1.1	5.6	4.3	1.8	5.4	4.1
Gross principal notional outstanding	$295,253	$675,630	$970,883	$549,923	$979,836	$1,529,759
Net derivative liabilities at fair value	$1,837	$32,706	$34,543	$2,027	$71,432	$73,459
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
Adversely classified credits are assigned risk classifications by the risk group. As of December 31, 2015, there are two credit derivative contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $19,820 and gross notional principal outstanding of $68,526. As of December 31, 2014, there were four CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $60,729 and total notional principal outstanding of $270,747.
Financial Services Derivative Products:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of December 31, 2015 and 2014 the notional amounts of AFS’s trading derivative products are as follows:

	Notional - December 31,
Type of derivative	2015	2014
Interest rate swaps—receive-fixed/pay-variable	$773,072	$782,904
Interest rate swaps—pay-fixed/receive-variable	1,429,644	1,479,650
Interest rate swaps—basis swaps	38,965	55,800
Futures contracts	100,000	80,000

| Ambac Financial Group, Inc. 137 2015 FORM 10-K |

Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of December 31, 2015 and 2014 are as follows:

	Notional - December 31,
Type of VIE derivative	2015	2014
Interest rate swaps—receive-fixed/pay-variable	$1,616,289	$1,710,344
Interest rate swaps—pay-fixed/receive-variable	2,796,496	3,152,090
Currency swaps	488,924	724,656
Credit derivatives	15,616	18,278
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
As of December 31, 2015 and 2014, the net liability fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk was $95,415 and $92,869, respectively, related to which Ambac had posted assets as collateral with a fair value of $147,974 and $118,844, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on December 31, 2015, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from values as reported in Ambac’s financial statements.
13. LOANS
Loans had been extended: (i) by VIEs which are consolidated by Ambac under ASC Topic 810 as a result of Ambac’s financial guarantees of the VIEs’ note liabilities and/or assets, and (ii) to certain institutions in connection with various transactions.
Loans by consolidated VIEs are generally carried at fair value on the Consolidated Balance Sheets. See Note 4. Special Purpose Entities, Including Variable Interest Entities for further information about VIEs for which the assets and liabilities are carried at fair value. VIE loans that had not been carried at fair value were adjusted to fair value for fresh start reporting. Subsequent to the Fresh Start Reporting Date, we have elected to continue accounting for these VIEs at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC.
Other loans had an outstanding principal balance of $6,205 and $6,936 at December 31, 2015 and 2014, respectively. Interest rates on these loans were 4.75% and 4.68% at December 31, 2015 and 2014, respectively. The maturity date of these loans was June 2026 as of December 31, 2015 and 2014. Collectability of these loans is evaluated on an ongoing basis; no loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2015 and 2014.
14. LONG-TERM DEBT
The carrying value of long-term debt was as follows:

December 31	2015	2014
Ambac Assurance:
5.1% surplus notes, general account, due 2020	$715,211	$696,330
5.1% surplus notes, segregated account, due 2020	31,725	30,479
5.1% junior surplus notes, segregated account, due 2020	247,443	244,307
Secured borrowing	130,571	—
Ambac Assurance long-term debt	$1,124,950	$971,116

Variable Interest Entities long-term debt	$12,327,960	$12,882,076
Surplus Notes, General Account
Ambac Assurance surplus notes, with a par amount of $881,496 and $893,300 at December 31, 2015 and 2014, respectively, are reported in long-term debt on the Consolidated Balance Sheet and have a scheduled maturity of June 7, 2020. In 2015, Ambac repurchased $11,804 par amount of these surplus notes. The loss on these repurchases was $1,246 and recognized in Net realized gains (losses) on extinguishment of debt

| Ambac Financial Group, Inc. 138 2015 FORM 10-K |

of the Consolidated Statements of Total Comprehensive Income (Loss) for the year ended December 31, 2015. These surplus notes were issued in connection with the Settlement Agreement and were recorded at their fair value at the date of issuance. Since issuance, Predecessor Ambac had accreted the discount into earnings using the effective interest method, based on an imputed interest rate of 53.9% at the date of issuance. The carrying values of these surplus notes were adjusted to fair value as of the Fresh Start Reporting Date. Subsequent to the Fresh Start Reporting Date, Successor Ambac has accreted the discount based on an imputed interest rate of 10.5%. All payments of principal and interest on the Ambac Assurance surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Ambac Assurance surplus notes, such interest will accrue and compound annually until paid. OCI disapproved the requests of Ambac Assurance to pay interest on the outstanding Ambac Assurance surplus notes on their respective scheduled interest payment dates since their issuance.
Surplus Notes, Segregated Account
The Segregated Account surplus notes, with a par amount of $39,102 and $39,102 at December 31, 2015 and 2014, respectively, are reported in long-term debt on the Consolidated Balance Sheets and have a scheduled maturity of June 7, 2020. These surplus notes were recorded at their fair value at the date of issuance. Since issuance, Predecessor Ambac had accreted the discount into earnings using the effective interest method, based on an imputed interest rate of 52.8% at the date of issuance. The carrying values of these surplus notes were adjusted to estimated fair value as of the Fresh Start Reporting Date. Subsequent to the Fresh Start Reporting Date, Successor Ambac has accreted the discount based on an imputed interest rate of 10.5%. All payments of principal and interest on the Segregated Account surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account surplus notes, such interest will accrue and compound annually until paid. OCI disapproved of the requests of the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on the outstanding Segregated Account surplus notes on their respective scheduled interest payment dates since their issuance.
As described in Note 1. Background and Business Description, the Rehabilitator redeemed certain Segregated Account surplus notes (other than junior surplus notes) on November 20, 2014 at a redemption price that included an amount equal to principal plus accrued interest on such redeemed surplus notes. Such redemption also triggered similar proportionate redemption payments on Ambac Assurance surplus notes. The redemption of surplus notes resulted in a charge representing the accelerated recognition of the unamortized discount on the redeemed surplus notes. The unamortized discount on the redeemed portion of Segregated Account and General Account surplus notes were $3,134 and $71,590, respectively, and recognized in Net realized gains (losses) on extinguishment of debt of the Consolidated Statements of Total Comprehensive Income (Loss) for the year ended December 31, 2014.
Junior Surplus Notes, Segregated Account
The Segregated Account junior surplus notes, with a par value of $378,039 and $378,039 at December 31, 2015 and 2014, respectively, are reported in long-term debt on the Consolidated Balance Sheets and have a scheduled maturity of June 7, 2020, subject to the following restrictions. Principal and interest payments on these junior surplus notes cannot be made until all Ambac Assurance (General Account) and Segregated Account surplus notes are paid in full and after all Segregated Account future and existing senior indebtedness, policy and other priority claims have been paid in full. All payments of principal and interest on the junior surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the junior surplus notes, such interest will accrue and compound annually until paid. No such approval has been sought or obtained to pay interest on junior surplus notes since their issuance.

•
Par value at December 31, 2015 and 2014 includes $28,039 of junior surplus notes issued in connection with a settlement agreement (the “OSS Settlement Agreement”) entered into among Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) with respect to the termination of Ambac’s office lease with OSS. On May 1, 2013, the outstanding principal amount was reduced by $8,043 based on the value of distribution that OSS received on account of its allowed claim in Ambac’s bankruptcy case. The principal balance of these notes shall, according to its terms, be further reduced based on rents paid after December 31, 2015 to OSS. In 2015, Ambac Assurance modified this lease agreement to remain through 2019. Part of the the junior surplus notes issued on May 19, 2011 ($13,056 par value) will be reduced periodically as rent payments are made by Ambac Assurance beginning in January 2016. These junior surplus notes were recorded at their fair value at the dates of issuance. Since issuance, Predecessor Ambac had accreted the discount into earnings using the effective interest method, based on an imputed interest rate of 58.3% at the date of issuance. The carrying values of these surplus notes were adjusted to estimated fair value as of the Fresh Start Reporting Date. Subsequent to the Fresh Start Reporting Date, Successor Ambac has accreted the discount based on an imputed interest rate of 19.5%.

•
Par value at December 31, 2015 and 2014 includes $350,000 face amount of a junior surplus note originally issued to Ambac pursuant to Ambac's Reorganization Plan in accordance with the Mediation Agreement and that Ambac sold to a Trust on August 28, 2014 (as further described in Note 1. Background and Business Description). This junior surplus note was recorded at a discount to par based on its fair value on August 28, 2014. Ambac is accreting the discount on this junior surplus note into earnings using the effective interest method, based on an imputed interest rate of 8.4%.

Secured Borrowing
The secured borrowing, with a par value of $132,467 at December 31, 2015, is reported in long-term debt on the Consolidated Balance Sheets and has a legal maturity of July 25, 2047. Interest on the secured borrowing is payable monthly at an annual rate of one month LIBOR + 2.8%. Refer to Note 4. Special Purpose Entities, Including Variable Interest Entities for further discussion on the secured borrowing transaction.

| Ambac Financial Group, Inc. 139 2015 FORM 10-K |

Variable Interest Entities, Long-term Debt
The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on the variable interest notes. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $10,803,729 and $11,925,499 as of December 31, 2015 and 2014, respectively. The range of final maturity dates of the outstanding long-term debt associated with these VIEs is November 2018 to December 2047 as of December 31, 2015, and March 2015 to December 2047 as of December 31, 2014. As of December 31, 2015 and 2014, the interest rates on these VIEs’ long-term debt ranged from 0.96% to 13.00% and from 0.69% to 13.00%, respectively. Final maturities of VIE long-term debt for each of the five years following December 31, 2015 are as follows: 2016-$0; 2017-$0; 2018-$153,978; 2019-$363,498; 2020-$60,665.
15. OBLIGATIONS UNDER INVESTMENT AGREEMENTS
As of December 31, 2015 and 2014, the carrying value of obligations under investment agreements, including unamortized discounts or premiums to principal, were $100,358 and $160,079, respectively. As of December 31, 2015 and 2014, the contractual interest rates for these agreements, which include both fixed and variable, ranged from 0.43% to 0.43% and 0.25% to 6.04%, respectively. Principal due under investment agreements, based on the legal maturity dates, in each of the next five years ending December 31, and the periods thereafter, are as follows:

2016	$—
2017	100,358
2018	—
2019	—
2020	—
All later years	—
$100,358
16. INCOME TAXES
Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its affiliates operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2011
New York City	2011
United Kingdom	2011
Italy	2010
As of December 31, 2015 Ambac had loss carryforwards totaling $4,298,770. This includes carryforwards of $129,048 relating to U.S. capital losses, $14,936 of Ambac UK loss carryforwards, and an ordinary U. S. federal net operating tax carryforward of approximately $4,154,786, which, if not utilized, will begin expiring in 2029, and will fully expire in 2034.
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
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2015 and 2014 are presented below:

| Ambac Financial Group, Inc. 140 2015 FORM 10-K |

December 31	2015	2014
Deferred tax liabilities:
Insurance intangible	$424,239	$493,822
Variable interest entities	10,053	14,149
Investments	66,278	136,017
Unearned premiums and credit fees	98,945	104,589
Other	34,025	33,835
Total deferred tax liabilities	633,540	782,412
Deferred tax assets:
Net operating loss and capital carryforward	1,504,569	1,890,551
Loss reserves	122,635	185,881
Compensation	2,839	2,004
AMT Credits	27,252	10,359
Other	9,913	9,539
Sub total deferred tax assets	1,667,208	2,098,334
Valuation allowance	1,035,873	1,318,001
Total deferred tax assets	631,335	780,333
Net deferred tax asset (liability)	$(2,205)	$(2,079)
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
Ambac’s provision for income taxes charged to income from continuing operations is comprised of the following:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2013	April 30, 2013
Current taxes	$17,077	$9,463	$6,984	$761
Deferred taxes	287	94	530	(6)
Total	$17,364	$9,557	$7,514	$755
The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2013	April 30, 2013
Total income taxes charged to net income	$17,364	$9,557	$7,514	$755
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities	(55,906)	88,411	(14,669)	(227,945)
Unrealized gains (losses) on foreign currency translations	(15,628)	(15,108)	14,953	7,010
Change in retirement benefits	(240)	(285)	3,797	1,594
Valuation allowance to equity	71,774	(73,018)	(4,081)	219,341
Total effect of income taxes	$17,364	$9,557	$7,514	$755

| Ambac Financial Group, Inc. 141 2015 FORM 10-K |

The tax provisions in the accompanying Consolidated Statements of Total Comprehensive Loss reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	Successor Ambac						Predecessor Ambac
					Period from May 1		Period from Jan 1
	Year Ended December 31,				through		through
	2015		2014		December 31, 2013		April 30, 2013
	$	%	$	%	$	%	$	%
Tax on income from continuing operations at statutory rate	178,521	35.0%	172,639	35.0%	179,311	35.0%	1,171,812	35.0%
Changes in expected tax resulting from:
Tax-exempt interest	(1,454)	(0.3)%	(6,811)	(1.4)%	(11,988)	(2.3)%	(4,996)	(0.1)%
Goodwill impairment	180,079	35.3%	—	—%	—	—%	—	—%
Foreign taxes	288	0.1%	3,472	0.7%	—	—%	—	—%
Valuation allowance	(340,133)	(66.7)%	(159,661)	(32.4)%	(160,064)	(31.2)%	(1,110,230)	(33.2)%
Reorganization income	—	—%	—	—%	—	—%	(712,581)	(21.3)%
Tax bankruptcy adjustments	—	—%	—	—%	—	—%	285,734	8.5%
IRS Settlement	—	—%	—	—%	—	—%	370,996	11.1%
Other, net	63	—%	(82)	—%	255	—%	20	—%
Tax expense on income from continuing operations	17,364	3.4%	9,557	1.9%	7,514	1.5%	755	—%
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2015 and 2014 is as follows:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2013	April 30, 2013
Balance, beginning of period	—	—	—	96,900
Increases related to prior year tax positions	—	—	—	—
Decreases related to prior year tax positions(1)	—	—	—	(96,900)
Balance, end of period	—	—	—	—

(1)	Amount paid in connection with IRS settlement as noted above.
Included in these balances at December 31, 2015, 2014, 2013 and April 30, 2013 are $0, $0, $0 and $0, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the Successor period for the years ended December 31, 2015 and 2014 and from May 1 to December 31, 2013, the Predecessor period January 1 to April 30, 2013, Ambac recognized interest of approximately $0, $0, $0 and$0, respectively. Ambac had approximately $0, $0, $0, and $0 for the payment of interest accrued at December 31, 2015, 2014, 2013 and April 30, 2013, respectively.
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

(1)
Bankruptcy-related credits offset the first $5 million payment due under each of the NOL usage Tiers A, B and C. Pursuant to the Internal Revenue Service closing agreement the United States Department of Treasury receives 12.5% of Tier C and 17.5% of Tier D Tolling Payments.

To the extent Ambac Assurance utilizes Allocated NOLs generated prior to September 30, 2011 greater than $3,650,000 it is obligated to pay Ambac 25% of the federal income tax liability that would have been paid if the NOLs were not available.

| Ambac Financial Group, Inc. 142 2015 FORM 10-K |

Ambac Assurance has utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2015 (post determination date NOLs); however, additional post determination date NOLs may be generated in the future. During this time period, Ambac Assurance's cumulative net taxable income was $877,313, which utilizing all of the $479,000 allocated Tier A NOL and $398,313 of the $1,057,000 allocated Tier B NOL and resulting in accrued Tolling Payments net of applicable credits of $70,911 payable to Ambac on May 1, 2016 (subject to review by the Rehabilitator). Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits.
The NOL allocable to AFG as of December 31, 2015 is $1,382,109.
17. EMPLOYMENT BENEFIT PLANS
Postretirement Health Care and Other Benefits:
Ambac provides postretirement and postemployment benefits, including health and life benefits for certain employees who meet certain age and service requirements. None of the plans are currently funded. For Successor Ambac, postretirement and postemployment benefits expense was $2,570, $2,249 and $2,101 for the years ended December 31, 2015 and 2014 and eight months ended December 31, 2013, respectively. For Predecessor Ambac, postretirement and postemployment benefits expense was $1,344 for the four months ended April 30, 2013.
Effective August 1, 2005, new employees were not eligible for postretirement benefits. In 2013, postretirement benefits offered to retirees were amended such that Ambac would no longer sponsor a health plan beginning in 2014. This required retirees to purchase their own insurance policy with a portion of their premium being reimbursed by Ambac. The unfunded accumulated postretirement benefit obligation was $10,427 as of December 31, 2015. The assumed health care cost trend rates range from 6.0% in 2016, decreasing ratably to 4.5% in 2022. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2015, by $1,695 and the 2015 benefit expense by $169. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2015 by $1,328 and the 2015 benefit expense by $129.
The following table sets forth projected benefit payments from Ambac’s postretirement plan over the next ten years for current retirees:

2016	2017	2018	2019	2020	2021-2025	Total
$312	$319	$338	$358	$368	$2,276	$3,971
The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Moody’s corporate AA rate as well as other high-quality indices with similar duration to that of the benefit plans. The rate used for the projected plan benefit obligations at the measurement date for December 31, 2015 and 2014 was 4.25% and 4.00%, respectively.
Savings Incentive Plan:
Substantially all employees of Ambac Assurance are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac Assurance makes employer matching contributions equal 100% of the employees’ contributions, up to 3% of such participants’ base compensation plus 50% of contributions to an additional 2% of base compensation, subject to limits set by the Internal Revenue Code. For Successor Ambac, the total cost of the Savings Incentive Plan was $1,042, $1,056 and $683 for the years December 31, 2015 and 2014 and eight months ended December 31, 2013, respectively. For Predecessor Ambac, the total cost of the Savings Incentive Plan was $447 for the four months ended April 30, 2013.
Incentive Compensation - Stock and Cash
Employees, directors and consultants of Ambac are eligible to participate in Ambac’s 2013 Incentive Compensation Plan (“2013 Plan”) subject to the discretion of the compensation committee of Ambac’s Board of Directors. The 2013 Plan provides for incentives and rewards that are valued or determined by reference to Ambac common stock as traded on the NASDAQ exchange. There are 4,000,000 shares of Ambac’s common stock authorized for awards under the 2013 Plan of which 3,356,429 shares are available for future grant as of December 31, 2015.
In March 2014, Ambac developed a long term incentive compensation plan (“LTIP”) as a sub-plan of the 2013 Plan. The LTIP, approved by the Compensation Committee of the Board of Directors, is a significant component of management’s compensation program that is intended to strike an appropriate balance between short and long-term incentives aimed at fostering retention and aligning management's interest with those of Ambac's stakeholders. Awards granted under the LTIP are designed to further the financial and operational objectives of both Ambac and Ambac Assurance. The LTIP is intended to be an annual program that allows for both cash and equity performance awards to US employees. In 2015, Ambac UK 's Board of Directors adopted a long term incentive plan which provides cash based performance awards to Ambac UK employees. Cash based compensation expense related to performance awards granted to Ambac UK employees was $253 for the year ended December 31, 2015.

| Ambac Financial Group, Inc. 143 2015 FORM 10-K |

Employees of Ambac previously participated in Ambac Financial Group Inc.’s 1997 Equity Plan, which provided for the granting of stock options, stock appreciation rights, restricted stock units, performance units and other awards that were valued or determined by reference to its common stock. The 1997 Equity Plan was cancelled upon Ambac’s emergence from bankruptcy in 2013. No stock grants were made under the 1997 Equity Plan in 2013.
The amount of stock-based compensation expense and corresponding after-tax expense are as follows:

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
	2015	2014	December 31, 2013	April 30, 2013
Stock options	$956	$444	$56	$—
Restricted stock units	1,257	2,816	1,050	—
Performance stock units (1)	892	190	—	—
Total stock-based compensation	$3,105	$3,450	$1,106	$—
Total stock-based compensation (after-tax)	$3,105	$3,450	$1,106	$—

(1)
Represents expense related to performance stock units portion of performance awards. Performance awards, except for performance awards issued to Ambac's Chief Executive Officer, are split evenly between performance stock units and cash. Performance awards issued to Ambac's Chief Executive Officer were all in the form of performance stock units. Cash based compensation expense related to performance awards granted to US employees was $892 and $190 for the years ended December 31, 2015 and 2014, respectively.

Stock Options:
Stock options were awarded to directors in 2013 (vested on April 30, 2014) and to the Chief Executive Officer in 2015 (vests January 1, 2016), all with an expiry term of seven years from the grant date. The Company intends to use Treasury shares first and then, if necessary, issue new shares to satisfy stock option exercises. No stock options were awarded in 2014.
The Black-Scholes-Merton model was used to estimate the fair value of the service condition based stock options on the grant date. The following assumptions were used in estimating the fair value of options on the grant date:

	2015	2013
Risk-free interest rate	1.283%	0.963%
Expected volatility	42.8%	50.2%
Dividend yield	0.0%	0.0%
Expected life	4.13 years	3.33 years
Weighted-average grant-date fair value per share	$8.69	$7.50
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
A summary of option activity for 2015 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life ( in years)
Year Ended December 31, 2015
Outstanding at beginning of period	66,668	$20.63
Granted	110,000	24.55
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of period	176,668	$23.07	$—	5.77
Exercisable	66,668	$20.63	$—	4.98
All stock options granted to directors in 2013 were fully vested during 2014. Stock options issued to the Chief Executive Officer in 2015 remain unvested as of December 31, 2015. Total unrecognized compensation costs related to unvested stock options granted were $0 as of December 31,
| Ambac Financial Group, Inc. 144 2015 FORM 10-K |

2015. No stock options were exercised during the years ended December 31, 2015 and 2014, eight months ended December 31, 2013 or four months ended April 30, 2013.
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
In 2015, a RSU award was granted to the Chief Executive Officer under the 2013 Plan. This award will vest in three equal installments on January 1, 2016, 2017 and 2018 ("Time-Based RSUs"). The vesting of the Time-Based RSUs are expressly conditioned upon Mr. Tavakoli's continued service with Ambac as either an employee or as a member of the Board of Directors through the applicable vesting date.
As of December 31, 2015, 208,502 RSUs remained outstanding, of which (i) 78,460 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 130,042 units did not require future service. As of December 31, 2014, 185,800 RSUs remained outstanding, of which (i) 33,136 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 152,664 units did not require future service.
A summary of RSU activity for 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	185,800	$22.33
Granted	79,281	23.71
Delivered or returned to plan (1)	(56,579)	20.63
Forfeited	—	—
Outstanding at end of period	208,502	$23.32

(1)
When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2015, Ambac purchased 24,268 of shares from employees that settled restricted stock units to meet the required tax withholdings.

Ambac’s closing share price on the grant date was used to estimate the fair value of the service condition based RSU on the grant date. The weighted average grant date fair value of RSUs granted during 2015, 2014 and 2013 was $23.71, $30.18 and $20.63, respectively. As of December 31, 2015, there was $957 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 0.4 years. The fair value for RSUs vested and delivered during the year ended December 31, 2015 and 2014, eight months ended December 31, 2013 and four months ended April 30, 2013 was $864, $37, $19 and $0, respectively.
Performance Stock Awards ("PSUs"):
In 2014 and 2015, performance awards were granted under the LTIP to certain members of management ("LTIP Awards"). These grants vest in 3 years and are evenly split between PSUs and cash. Actual awards will be based on performance at both Ambac and Ambac Assurance. Actual awards can payout 0% to 200% of the number of units granted. Ambac performance will be evaluated relative to cumulative earnings before interest, taxes, depreciation and amortization over the vesting period (exclusive of Ambac Assurance and its subsidiaries' earnings), which is intended to reward participants on generating taxable income from new business development. Over the same period, Ambac Assurance performance will be evaluated according to changes in a ratio of Ambac Assurance's assets to its insurance and financial obligations, which is intended to reward participants for increases in the relative value of Ambac Assurance. Other than voluntary termination or involuntary termination for cause, and provided that a participant's employment with the Company is not terminated within the first year of the performance period, the performance awards shall partially vest as of the date of such termination in the proportion of the number of calendar days which have lapsed since the grant date and the denominator of which shall be the total number of calendar days of the original vesting period. Settlements of all performance awards shall be within 60 days after the end of the performance period, including those that had a partial vesting.
In 2015, a performance award was granted to the Chief Executive Officer under the 2013 Plan. This award will vest upon the emergence of the Segregated Account from rehabilitation (or a similar event as determined in the sole and absolute discretion of the Compensation Committee of Ambac's Board of Directors), provided that such emergence occurs no later than January 1, 2019.

| Ambac Financial Group, Inc. 145 2015 FORM 10-K |

A summary of PSU activity for 2015 is as follows:

	Shares(1)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	35,412	$29.78
Granted	107,852	24.62
Delivered	—	—
Forfeited	(12,719)	25.78
Outstanding at end of period	130,545	$25.91

(1)	Represents performance share units at 100% of units granted for LTIP Awards.
As of December 31, 2015 there was $2,382 of total unrecognized compensation costs related to the PSU portion of unvested performance awards, which are expected to be recognized over a weighted average period of 2.1 years.
18. COMMITMENTS AND CONTINGENCIES
Ambac is responsible for leases on the rental of office space. The executive office of Ambac is located in New York City under a lease agreement that was modified and extended in 2015 to allow Ambac to remain in the same office space through September 2019 and on one floor through the end of 2029, with an option to continue to occupy other currently leased floors through the end of 2029.  Rent payments under this lease made through September 2019 will result in the periodic reduction of Segregated Account Junior Surplus Notes that were previously issued to the landlord, beginning in January 2016.  Ambac leases additional space for its data center, disaster recovery site and for its international locations under lease agreements that expire periodically through October 2020. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$6,529	$6,944	$6,964	$5,691	$1,935	$15,613	$43,676
Successor Ambac rent expense for the aforementioned leases amounted to $5,746 and $5,588 for the years ended December 31, 2015 and 2014, respectively, and $3,422 for the eight months ended December 31, 2013. Predecessor Ambac rent expense for the aforementioned leases amounted to $1,871 for the four months ended April 30, 2013.
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

| Ambac Financial Group, Inc. 146 2015 FORM 10-K |

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
On February 10, 2016, certain investors filed a motion in the Rehabilitation Court requesting an order directing the Rehabilitator to show cause why the Interim Payment Percentage as set forth in the Segregated Account Rehabilitation Plan, as amended, should not be substantially increased and distributions promptly made to all holders. A hearing on the motion is expected to be held at the end of March 2016.
Litigation Against Ambac
County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011) (“Olympic Club Complaint”). The Contra Costa Complaint was brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint was brought on behalf of nineteen California municipal entities. The Olympic Club Complaint was brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements and failed to disclose the extent of the insurers’ respective exposures to mortgage-backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion was held on March 23, 2012. On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013. On September 9, 2013, plaintiffs filed a notice of appeal of the July 9th order and on September 30, 2013, Ambac Assurance filed a notice of cross-appeal. On July 7, 2014, the Bond Insurer Defendants filed their appellate brief appealing the July 9th Order. Plaintiffs’ opposition to the Bond Insurer Defendants’ appellate brief and plaintiffs’ affirmative brief on their cross-motion were filed on November 5, 2014. The defendants’ brief in opposition to plaintiffs’ appeal and in further support of their cross-appeal was filed on February 3, 2015. Plaintiffs’ reply brief in further support of their appeal was filed on April 24, 2015. Oral argument was held on February 10, 2016. On February 18, 2016 the California Court of Appeal, First District, issued a decision reversing the lower court’s dismissal of the Cartwright Act claim as against Ambac Assurance and otherwise affirming the lower court’s decision as to Ambac Assurance.
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

| Ambac Financial Group, Inc. 147 2015 FORM 10-K |

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
City of New Orleans v. Ambac Assurance Corporation, Ambac Financial Services, LLC, PaineWebber Capital Services, Inc. and UBS Securities LLC (United States District Court, Eastern District of Louisiana, Civil Action No. 08-3949 filed on July 17, 2008). This action was brought by the City of New Orleans ("New Orleans") against Ambac Assurance and Ambac Financial Services on July 17, 2008 in connection with their participation in a New Orleans bond issue. New Orleans issued variable rate demand obligations ("VRDOs"), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to fix its interest rate on the VRDOs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Services with terms that mirrored those of the New Orleans/Paine Webber swap. On December 23, 2009, New Orleans filed an Amended Complaint alleging that Ambac Assurance failed to provide credit enhancement as a result of Ambac Assurance's rating being downgraded by the rating agencies in 2008, and seeking damages against Ambac Assurance and Ambac Financial Services for the following causes of action: (1) breach of contract for credit enhancement, (2) unjust enrichment, (3) error in the principal cause, (4) fraud in the inducement of contract, (5) negligent misrepresentation, (6) bad faith, (7) breach of the swap, (8) tortious interference with the swap, (9) breach of and tortious interference with remarketing agreement and (10) detrimental reliance. On October 14, 2010, the Court granted a motion to dismiss all claims against Ambac Assurance and Ambac Financial Services and in late 2011, administratively closed the case and gave New Orleans 180 days to settle or move to re-open the case. In 2014, New Orleans filed a motion to re-open the case as to UBS Securities LLC, which the Court granted. New Orleans and UBS Securities LLC entered into a settlement agreement, and on May 20, 2015, the Court entered a final order and judgment dismissing with prejudice the case against all defendants. The City has appealed the District Court's October 14, 2010 decision to the United States Court of Appeals for the Fifth Circuit and the appeal is fully briefed.
Ambac Assurance is defending several lawsuits in which borrowers have brought declaratory judgment actions claiming, among other things, that Ambac Assurance’s claims for specific performance related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond, as required under the applicable loan documents (see Litigation Filed By Ambac), are time-barred or are barred by the doctrine of laches, that Ambac lacks standing on the basis that there has been an “Ambac Default,” and that Ambac is not entitled to specific performance pursuant to the terms of the loan documents. Specifically, Ambac Assurance is a defendant in the following actions:

•
Meade Communities LLC v. Ambac Assurance Corporation (Circuit Court, Anne Arundel County, Maryland, Case No. C-02-CV-15-003745). Plaintiff filed this action on December 2, 2015. Ambac Assurance’s answer was served on February 16, 2016.

•
Bragg Communities, LLC v. Ambac Assurance Corporation (General Court of Justice, Cumberland county, North Carolina, Case No. 15-CVS-9013). Plaintiff filed this action on December 4, 2015. Ambac Assurance filed a motion to dismiss on February 5, 2016.

•
Monterey Bay Military Housing LLC and Monterey Bay Land LLC v. Ambac Assurance Corporation (Superior Court, Monterey County, California, Case No. 15CV000599). Plaintiff filed this action on December 4, 2015. Ambac Assurance filed an answer on January 19, 2016.

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

| Ambac Financial Group, Inc. 148 2015 FORM 10-K |

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
Erste Europäische Pfandbriefund Kommunalkreditbank AG In Luxemburg and Ambac Assurance Corporation v. City of San Bernardino, California (United States Bankruptcy Court, Central District of California, Riverside Division, filed on January 7, 2015). Plaintiffs commenced this adversary proceeding, which relates to the Debtor’s obligations under the Public Employees Retirement Law, California Government Code Section 20000 et seq. (the “Retirement Law”), in connection with the City of San Bernardino’s bankruptcy proceeding. In the complaint, plaintiffs

| Ambac Financial Group, Inc. 149 2015 FORM 10-K |

seek a declaratory judgment that the Debtor is obligated to make equivalent payments to both the holders of certain pension obligation bonds (the “Bonds”), a portion of which are insured by Ambac, and the California Public Employees Retirement Systems (“CalPERS”) to fund pension and other retirement benefits. It is the plaintiffs’ position that they are entitled to declaratory judgment because (i) when the City issue the Bonds, the City argued and a California court found, that the obligations under the Bonds were of the same legal character as the City’s obligations to CalPERS and (ii) the amounts owed to the bondholders are to CalPERS are merely separate portions of a single obligation owed by the Debtor under the Retirement Law. Plaintiffs therefore seek equivalent payment as to CalPERS, whether such payment takes for the form of current payments during the bankruptcy proceeding and thereafter, payments otherwise made in connection with the Retirement Law or any agreements entered into in accordance therewith, or distributions under a plan of adjustment. On March 13, 2015, the City filed a motion to dismiss the complaint, which plaintiffs opposed. On May 11, 2015, the court heard oral argument and granted the City’s motion to dismiss. On June 8, 2015, plaintiffs filed a notice of appeal of the court’s order granting the City’s motion to dismiss with the Bankruptcy Appellate Panel for the Ninth Circuit and filed their appellate brief on January 5, 2016.
Ambac UK v. J.P. Morgan Investment Management (Supreme Court of the State of New York, County of New York, filed May 4, 2009, No. 650259/2009).   Ambac UK commenced this action against J.P. Morgan Investment Management asserting claims for breach of contract, breach of fiduciary duty and gross negligence relating to defendant’s mismanagement of assets supporting bonds issued by Ballantyne Plc and insured by Ambac UK that funded excess reserves for term life insurance required by regulation.  (Pursuant to an agreement with Ballantyne Plc, Ambac UK was given the authority to prosecute Ballantyne plc's claims against J.P. Morgan Investment Management.) On March 24, 2010, the court granted defendant's motion to dismiss the complaint.  Ambac UK appealed the March 2010 decision and on July 14, 2011, the Appellate Division for the First Department reversed the decision and reinstated Ambac UK's claims in their entirety.  Fact and expert discovery have been completed.  On January 22, 2016, Ambac UK filed a motion for partial summary judgment seeking a ruling that defendant breached the contract under one of the asserted theories of liability.
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037). Ambac Assurance, along with co-plaintiffs Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed a complaint for declaratory and injunctive relief to protect its rights against the illegal clawback of certain revenue by the Commonwealth of Puerto Rico. One defendant, in her capacity as Government Development Bank (“GDB”) President, filed a motion to dismiss for failure to state a claim upon which relief can be granted on January 29, 2016.  All other defendants (including the GDB President but solely in her capacity as a member of the Working Group For The Fiscal and Economic Restoration of Puerto Rico) filed a motion to dismiss for lack of subject matter jurisdiction on January 29, 2016. Plaintiffs filed their oppositions to the motions on February 16, 2016.
Ambac Assurance has filed various lawsuits seeking specific performance of obligations of borrowers on loans related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond provided by Ambac Assurance, as required under the applicable loan documents. Specifically, Ambac Assurance has instituted the following actions:

•
Ambac Assurance Corporation v. Riley Communities, LLC (District Court, Shawnee County Kansas, No. 2016-CV-00026). Ambac Assurance filed this action on January 8, 2016. On February 2, 2016, defendant served its answer.

•
Ambac Assurance Corporation v. Fort Leavenworth Frontier Heritage Communities, II, LLC (U.S. District Court, District of Kansas, Index No. 15-CV-9596). Ambac Assurance filed this action on November 19, 2015. On January 4, 2016, defendant moved to dismiss for failure to join an indispensable party, which Ambac Assurance opposed on January 25, 2016. Defendant filed its reply on February 8, 2016.

•
Ambac Assurance Corporation v. Carlisle/ Picatinny Family Housing Limited Partnership (Court of Common Pleas, Cumberland County, Pennsylvania, No. 2015-6348). Ambac Assurance filed a summons on December 15, 2015 and a complaint on January 11, 2016. On February 1, 2016, defendant served its answer.

•
Ambac Assurance Corporation v. Fort Lee Commonwealth Communities, LLC (Circuit Court, Roanoke City, Virginia, No. CL16000072-00). Ambac Assurance filed this action on January 7, 2016. Defendant served its answer on February 9, 2016.

•
Ambac Assurance Corporation v. Fort Bliss/White Sands Missile Range Housing LP (District Court, El Paso County, Texas, Cause No. 2016DCV0094). Ambac Assurance filed this action on January 8, 2016. Defendant served its answer on February 11, 2016.

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits:

•
Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed February 17, 2011). This case is the continuation of a case that was originally filed on November 5, 2008 in the U.S. District Court for the Southern District of New York but that was dismissed from federal court after Ambac Assurance was granted leave to amend its complaint to add certain new claims (but not others) and a new party, which deprived the federal court of jurisdiction over the litigation. After the decision by the federal judge, dated February 8, 2011, Ambac Assurance re-filed the suit in New York state court on February 17, 2011. On July 18, 2011, Ambac Assurance filed a First Amended Complaint in its state-court litigation. In its state-court action, Ambac Assurance asserts claims for breach of contract, indemnification and reimbursement against EMC, as well as claims of fraudulent conduct by EMC and J. P. Morgan Securities Inc. In its First Amended Complaint, Ambac Assurance asserts an additional claim for breach of contract against EMC and a claim for successor liability against a new defendant, JP Morgan Chase Bank, N.A. The Defendants filed their answer to the First Amended Complaint on August 30, 2011, and the parties engaged in

| Ambac Financial Group, Inc. 150 2015 FORM 10-K |

discovery. On December 18, 2014, defendants filed a motion for partial summary judgment seeking to dismiss the plaintiffs’ claim for fraudulent inducement arguing that as a matter of law, plaintiffs cannot prove justifiable reliance. Ambac Assurance opposed the motion and the court heard oral argument on July 14, 2015. No decision was issued. On January 25, 2016, the parties reached an agreement to settle the litigation and on January 29, 2016, filed a stipulation voluntarily discontinuing the litigation.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed March 30, 2012 and amended on August 14, 2012). Ambac Assurance alleges claims for fraudulent inducement and breaches of contract against EMC and J.P. Morgan Securities Inc., as well as claims against JP Morgan Chase Bank, N.A. as EMC’s successor in interest, arising from the defendants’ misrepresentations and breaches of contractual warranties regarding certain transactions that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendants (described above). Defendants filed a motion to dismiss the amended complaint on September 28, 2012, which Ambac Assurance opposed on October 26, 2012. Oral argument was held on February 21, 2013. On June 13, 2013, the court dismissed Ambac Assurance’s contractual claims but not its claims for fraudulent inducement or successor liability. Ambac Assurance appealed the trial court’s decision. On October 16, 2014, the Appellate Division for the First Department affirmed the trial court’s dismissal. In November 2014, Ambac Assurance filed for leave to re-argue, or in the alternative to appeal, the decision. Defendants opposed the motion. On May 14, 2015, the First Department denied the motion. On January 25, 2016, the parties reached an agreement to settle the litigation and on January 29, 2016, filed a stipulation voluntarily discontinuing the litigation.

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

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). Ambac Assurance filed an Amended Complaint on September 8, 2011. Ambac Assurance alleged breach of contract, fraudulent inducement, indemnification and reimbursement, and breach of representations and warranties, requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages, and asserted a successor liability claim against Bank of America. On May 28, 2013, Ambac Assurance filed a Second Amended Complaint adding an alter ego claim against Bank of America alleging that, because Bank of America and Countrywide are alter egos of one another, Bank of America is responsible for Countrywide’s liabilities to Ambac. The defendants served their answers on July 31, 2013. Fact and expert discovery has ended. On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. The court heard oral argument on July 15, 2015. On October 27, 2015, the court issued a decision dated October 22, 2015 granting in part and denying in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide (primary-liability claims), and issued a second decision granting Ambac Assurance’s partial motion for summary judgment and denying Bank of America’s motion for summary judgment regarding Ambac Assurance’s secondary-liability claims against Bank of America. Ambac Assurance and Countrywide filed notices of appeal of the October 22, 2015 decision relating to primary liability and Bank of America filed a notice of appeal of the October 27, 2015 decision relating to its secondary-liability. On February 22, 2016, Ambac Assurance filed its opening appellate brief against Countrywide.

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

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, filed on April 15, 2013). Ambac Assurance alleges claims for material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. Ambac Assurance has also asserted alter ego claims against Nomura Holding America, Inc. Defendants filed a motion to dismiss on July 12, 2013, which Ambac Assurance opposed. The court held oral argument on November 13, 2013. On September 22, 2014, plaintiffs filed an amended complaint alleging claims for fraudulent inducement, material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. On October 31, 2014 defendants filed a motion to strike the amended complaint. Ambac Assurance opposed that motion and at the court’s

| Ambac Financial Group, Inc. 151 2015 FORM 10-K |

recommendation also filed a cross motion for leave to amend the complaint on November 14, 2014, which the defendants opposed. Defendants filed a motion to dismiss the fraudulent inducement claim, which Ambac Assurance opposed. The court heard oral argument on the defendants’ motion to dismiss the fraudulent inducement claim on April 14, 2015. On June 3, 2015, the court denied defendants’ July 2013 motion to dismiss Ambac’s claim for breaches of representations and warranties, but granted the defendants’ motion to dismiss Ambac’s claims for breach of the repurchase protocol and for alter ego liability against Nomura Holding. No decision has been issued on the other outstanding motions.

•
The Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Wisconsin Circuit Court for Dane County, filed on December 30, 2014). Ambac Assurance alleges a claim for fraudulent inducement in connection with Ambac Assurance’s issuance of insurance policies relating to five residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendant. Defendant filed a motion to dismiss the complaint on February 20, 2015, which Ambac Assurance opposed. The court heard oral argument on two of Countrywide’s grounds for dismissal on June 23, 2015, and indicated that it would dismiss the Wisconsin Action without prejudice for lack of personal jurisdiction. The court issued an order to that effect on July 2, 2015. Ambac Assurance has appealed the July 2, 2015 order, and the appeal is fully briefed. On June 30, 2015, plaintiffs filed a Summons with Notice in the Supreme Court of the State of New York, County of New York, No. 652321/15 (the “2015 New York Action”), alleging claims identical to the Wisconsin Action. On July 21, 2015, plaintiffs filed a complaint in the 2015 New York Action and a motion to stay the 2015 New York Action pending appeal and litigation of the Wisconsin Action. On August 5, 2015, Countrywide filed its opposition to plaintiffs’ motion to stay and on August 10, 2015, Countrywide filed a motion to dismiss the complaint, which Ambac opposed. The motions are fully briefed, the court held oral argument in November 2015 and no decisions have been issued. In November 2015, by agreement of the parties, the court stayed discovery in the 2015 New York Action pending final resolution of plaintiffs’ motion to stay and Countrywide’s motion to dismiss.

•
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on December 30, 2014). Ambac Assurance alleges a claim for fraudulent inducement in connection with Ambac Assurance’s issuance of insurance policies relating to eight residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuits against the same defendants. On February 20, 2015, the Countrywide defendants filed a motion to dismiss the complaint, which Bank of America joined on February 23, 2015. Ambac Assurance opposed the motion. The motion is fully briefed, the court held oral argument in November 2015 and no decision has been issued. Discovery is ongoing.

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
Information provided below for unaffiliated “Corporate and Other” primarily relates to investment income on Ambac's investment portfolio as well as assets allocated for future purchase of residential real estate properties from Ambac Assurance insured transactions. Equity in net income of investees accounted for by the equity method relates to the Owner Trust Certificate received when Ambac deposited its Segregated Account junior surplus note into a Trust (see Note 1. Background and Business Description for further information relating to the sale by Ambac of a junior surplus note issued to it by the Segregated Account). Inter-segment for "Corporate and Other" relates to amounts received by Ambac under the Mediation Agreement dated September 21, 2011 (as more fully described in Note 1. Background and Business Description), including accrual of interest on the junior surplus notes issued by the Segregated Account prior to Ambac's deposit into a Trust.

| Ambac Financial Group, Inc. 152 2015 FORM 10-K |

The following table is a summary of financial information by reportable segment for the affected periods:

Successor Ambac - Year Ended December 31, 2015	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$679,662	$(44,003)	$4,663	$—	$640,322
Equity in net income of investees accounted for by equity method	—	—	4,336	—	4,336
Inter-segment	349	(849)	645	(145)	—
Total revenues	680,011	(44,852)	9,644	(145)	644,658
Pre-tax income (loss):
Unaffiliated customers (1)(2)(3)	560,332	(46,869)	(7,741)	—	505,722
Equity in net income of investees accounted for by equity method	—	—	4,336	—	4,336
Inter-segment	(2,744)	(1,383)	4,127	—	—
Pre-tax income (loss)	557,588	(48,252)	722	—	510,058
Total assets as of December 31, 2015	23,108,387	348,130	268,388	3,165	23,728,070
Net investment income	256,636	548	9,105	—	266,289
Insurance intangible amortization	169,557	—	—	—	169,557
Interest expense	115,630	907	—	—	116,537
Goodwill impairment	514,511	—	—	—	514,511
Reorganization items (4)	$—	$—	$—	$—	$—

Successor Ambac - Year Ended December 31, 2014	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$506,559	$(179,691)	$407	$—	$327,275
Equity in net income of investees accounted for by equity method	—	—	1,395	—	1,395
Inter-segment	1,243	(1,197)	23,299	(23,345)	—
Total revenues	507,802	(180,888)	25,101	(23,345)	328,670
Pre-tax income (loss):
Unaffiliated customers (1)(2)(3)	684,750	(182,941)	(9,951)	—	491,858
Equity in net income of investees accounted for by equity method	—	—	1,395	—	1,395
Inter-segment	(25,443)	(1,545)	26,988	—	—
Pre-tax income (loss)	659,307	(184,486)	18,432	—	493,253
Total assets as of December 31, 2014	24,448,346	412,510	284,278	14,730	25,159,864
Net investment income	298,020	1,123	1,803	—	300,946
Insurance intangible amortization	151,830	—	—	—	151,830
Interest expense	125,892	1,584	—	—	127,476
Reorganization items (4)	$—	$—	$211	$—	$211

| Ambac Financial Group, Inc. 153 2015 FORM 10-K |

Successor Ambac – Period from May 1 through December 31, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$464,701	$116,177	$170	$—	$581,048
Inter-segment	1,837	(1,210)	219,181	(219,808)	—
Total revenues	466,538	114,967	219,351	(219,808)	581,048
Pre-tax income (loss):
Unaffiliated customers (1) (2) (3)	405,004	113,347	(6,035)	—	512,316
Inter-segment	(220,218)	(1,644)	221,862	—	—
Pre-tax income (loss)	184,786	111,703	215,827	—	512,316
Total assets as of December 31, 2013	26,590,873	448,473	53,908	(777)	27,092,477
Net investment income	145,269	1,115	62	—	146,446
Insurance intangible amortization	99,658	—	—	—	99,658
Interest expense	83,595	1,355	—	—	84,950
Reorganization items (4)	$—	$—	$493	$—	$493

Predecessor Ambac - Period from Jan 1 through April 30, 2013	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$633,010	$7,339	$39	$—	$640,388
Inter-segment	940	(882)	—	(58)	—
Total revenues	633,950	6,457	39	(58)	640,388
Pre-tax income (loss):
Unaffiliated customers (1) (2) (3)	1,831,237	3,394	1,513,402	—	3,348,033
Inter-segment	(132)	(1,101)	1,233	—	—
Pre-tax income (loss)	1,831,105	2,293	1,514,635	—	3,348,033
Total assets as of April 30, 2013	28,302,214	512,021	31,070	8,130	28,853,435
Net investment income	115,129	1,572	39	—	116,740
Interest expense	29,718	1,307	—	—	31,025
Reorganization items (4)	$(1,231,550)	$1,505	$(1,515,135)	$—	$(2,745,180)

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from continuing operations from unaffiliated customers is net investment income.

(2)	Included in pre-tax income (loss) from continuing operations from unaffiliated customers is interest expense.

(3)
Included in pre-tax income (loss) from continuing operations from unaffiliated customers is amortization of intangible asset arising from financial guarantee contracts that were set to fair value upon adoption of Fresh Start.

(4)	Refer to Note 1. Background and Business Description, Chapter 11 Reorganization of Ambac for a further discussion of Ambac's Reorganization.
The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Successor Ambac
	2015			2014
Year Ended December 31	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(13,028)	$229,658	$39,633	$(46,279)	$197,154	$8,669
United Kingdom	3,652	68,799	—	(221,516)	31,672	—
Other international	(28,196)	14,138	2,068	(20,515)	17,534	15,237
Total	$(37,572)	$312,595	$41,701	$(288,310)	$246,360	$23,906

| Ambac Financial Group, Inc. 154 2015 FORM 10-K |

	Successor Ambac			Predecessor Ambac
	Period from May 1 through December 31, 2013			Period from Jan1 through April 30, 2013
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(61,255)	$165,099	$122,696	$(16,102)	$104,594	$(31,134)
United Kingdom	(7,368)	35,387	22,548	10,673	18,071	(5,861)
Other international	(11,686)	13,032	47,625	(8,696)	7,335	(23,389)
Total	$(80,309)	$213,518	$192,869	$(14,125)	$130,000	$(60,384)
20. QUARTERLY INFORMATION (Unaudited)

	2015				2014
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross premiums written	$1,062	$(11,192)	$(8,710)	$(18,732)	$(5,766)	$(45,486)	$(13,700)	$(223,358)
Net premiums earned	65,718	60,879	71,535	114,463	82,547	65,013	64,831	33,969
Net investment income	72,983	64,753	64,195	64,358	70,801	80,093	83,581	66,471
Net other than temporary impairment losses	(3,119)	(1,020)	(9,150)	(12,370)	(10,392)	(8,754)	(5,011)	(1,637)
Net realized investment gains	54,101	(5,353)	2,106	2,622	16,289	3,067	10,045	29,376
Net change in fair value of credit derivatives	(2,499)	10,293	36,952	(3,045)	7,382	(1,219)	7,416	10,327
Derivative products revenue	(37,774)	50,999	(65,083)	9,314	(53,841)	(47,985)	(15,685)	(63,576)
Net realized gains (losses) on extinguishment of debt	(93)	(1,246)	1,420	—	—	—	—	(74,724)
Income (loss) on Variable Interest Entities	6,962	52,603	(21,435)	(6,561)	(5,542)	(38,148)	9,116	2,362
Loss and loss expenses (benefit)	(150,952)	(147,477)	(133,213)	(337,065)	(140,011)	175,317	(28,698)	(552,182)
Insurance intangible amortization	37,432	38,088	39,680	54,357	31,714	36,256	41,908	41,952
Underwriting and operating expenses	24,523	25,873	25,006	27,300	25,786	24,033	25,513	26,142
Interest expense	27,908	28,173	29,899	30,557	32,328	31,953	31,841	31,354
Goodwill impairment	—	—	514,511	—	—	—	—	—
Reorganization items	—	—	—	—	23	186	2	—
Pre-tax income (loss)	216,580	286,095	(388,193)	395,576	159,298	(210,412)	84,773	459,594
Net income attributable to Common Shareholders	214,711	282,695	(390,987)	386,984	155,942	(207,905)	82,450	453,584
Net income (loss) per share:
Basic	$4.75	$6.26	$(8.66)	$8.57	$3.46	$(4.61)	$1.83	$10.05
Diluted	$4.57	$6.05	$(8.66)	$8.56	$3.31	$(4.61)	$1.77	$9.73

| Ambac Financial Group, Inc. 155 2015 FORM 10-K |

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
Based on this evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in Ambac’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac’s fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.
(b)    Management’s Report on Internal Control Over Financial Reporting. Management of Ambac is responsible for establishing and maintaining adequate internal control over financial reporting. Ambac’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer and overseen by Ambac’s Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Ambac’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Ambac’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of Ambac; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of Ambac; and (iii) provide reasonable assurance regarding the prevention or timely detection and remediation of unauthorized acquisition, use or disposition of Ambac’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated framework. Based on this assessment, management has determined that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective.
The Corporation’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG, LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on the Corporation’s internal control over financial reporting is shown in Part II, Item 8 in this Form 10-K.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Ambac’s executive officers and directors, including its audit committee and audit committee financial experts will be in Ambac’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2015 (the “2016 Proxy Statement”) and is incorporated herein by reference.
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
Item 11.    Executive Compensation.
Information relating to Ambac’s executive officer and director compensation will be in the 2016 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to security ownership of certain beneficial owners of Ambac’s common stock and information relating to the security ownership of Ambac’s management will be in the 2016 Proxy Statement and is incorporated herein by reference.

| Ambac Financial Group, Inc. 156 2015 FORM 10-K |

Equity Compensation Plan Information
The following table provides information as of December 31, 2015 regarding securities issued under our 2013 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	2013 Incentive Compensation Plan (1)	611,260 (2)	$25.46 (3)	3,356,429
Equity compensation plans not approved by security holders	None	---	---	---
Total		611,260 (2)	$25.46 (3)	3,356,429

(1)
Our 2013 Incentive Compensation Plan was approved by the stockholders of Ambac on December 18, 2013. The total number of shares of Ambac common stock available for issuance under the 2013 Incentive Compensation Plan is 4,000,000.

(2)
Represents, as of December 31, 2015, the number of outstanding restricted stock unit awards, stock options and the maximum number of performance stock units that may be issued if certain performance goals are achieved. Refer to Note 17. Employment Benefit Plans to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for a description of the grants made under the 2013 Incentive Compensation Plan.

(3)
Each restricted stock unit, stock option and performance stock units awarded under our 2013 Incentive Compensation Plan was granted at no cost to the persons receiving them. Restricted stock unit represent the contingent right to receive the equivalent number of shares of Ambac common stock and may vest after the passage of time, or the achievement of a corporate goal, or both. Stock options represent the right to acquire an equivalent number of shares of Ambac common stock at a specified exercise price. Performance stock units granted pursuant to the Company's Long Term Incentive Plan represent the contingent right to receive a number of shares of Ambac common stock ranging from 0% to 200% of the number of units granted depending upon the achievement of certain company-wide performance goals.

Item 13.    Certain Relationships and related Transactions, and Director Independence.
Information relating to Ambac with respect to certain relationships and related transactions and director independence will be in the 2016 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Information relating to principal accountant fees and services will be in the 2016 Proxy Statement and is incorporated herein by reference.

| Ambac Financial Group, Inc. 157 2015 FORM 10-K |

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

4.12
Amendment dated as of October 3, 2014 to Fiscal Agency Agreement dated as of June 7, 2010 by and between Ambac Assurance Corporation and The Bank of New York Mellon, as fiscal agent (filed as Exhibit 4.1 to Ambac Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.1
Amended and Restated Trust Agreement dated as of August 28, 2014, among Ambac Financial Group, Inc., The Bank of New York Mellon, and Wilmington Trust, National Association (filed as exhibit 99.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed August 28, 2014 and incorporated herein by reference).

| Ambac Financial Group, Inc. 158 2015 FORM 10-K |

Exhibit Number	Description
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

10.19
Management Services Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.22 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.20
Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.23 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.21
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

| Ambac Financial Group, Inc. 159 2015 FORM 10-K |

Exhibit Number	Description
10.23
Employment Agreement dated as of January 4, 2016, by and among Ambac Financial Group, Inc. and Nader Tavakoli (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.24
Restricted Stock Unit Agreement dated as of January 4, 2016, by and between Ambac Financial Group, Inc. and Nader Tavakoli (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.25
Form of Long Term Compensation Agreement, by and between Ambac Financial Group, Inc. and Nader Tavakoli (filed as Exhibit 10.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.26
Separation Agreement dated August 31, 2015, by and among Iain H. Bruce, Ambac Financial Group, Inc. and Ambac Assurance Corporation (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on September 2, 2015 and incorporated herein by reference).

10.27+	Lease Modification dated as of September 8, 2015 to the Lease dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation.
10.28+	Form of 2015 Long-Term Incentive Compensation Agreement between Ambac Financial Group, Inc. and each of the Company's executive officers.
12.1+	Computation of Ratio of Earnings to Fixed Charges
21.1+	List of Subsidiaries of Ambac Financial Group, Inc.
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney for directors of Ambac Financial Group, Inc.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

| Ambac Financial Group, Inc. 160 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
Other Than Investments in Related Parties
December 31, 2015

Type of Investment ($ in Thousands)	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Municipal obligations	$424,048	$420,770	$420,770
Corporate obligations	1,610,912	1,593,669	1,593,669
Foreign obligations	96,638	96,306	96,306
U.S. government obligations	90,698	91,242	91,242
U.S. agency obligations	4,239	4,212	4,212
Residential mortgage-backed securities	1,942,285	1,977,338	1,977,338
Collateralized debt obligations	85,706	84,267	84,267
Other asset-backed securities	802,842	840,527	840,527
Short-term	225,789	225,789	225,789
Other	284,405	310,600	310,600
Total	$5,567,562	$5,644,720	$5,644,720

| Ambac Financial Group, Inc. 161 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Balance Sheets

	December 31,
($ in Thousands, except share data)	2015	2014
Assets:
Fixed income securities, at fair value (amortized cost: 2015—$203,709 and 2014—$234,294)	$187,979	$234,310
Short-term investments, at cost (approximates fair value)	48,079	22,936
Other investments	25,339	21,003
Total investments	261,397	278,249
Cash	25	141
Investment in subsidiaries	1,349,483	1,116,044
Investment income due and accrued	123	54
Current taxes (1)	70,848	—
Other assets	4,778	5,770
Total assets	$1,686,654	$1,400,258
Liabilities and Stockholders' Equity:
Liabilities:
Current taxes	—	221
Accounts payable and other liabilities	1,855	932
Total liabilities	1,855	1,153
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized, issued and outstanding shares; 45,044,222 and 45,005,932	450	450
Additional paid-in capital	190,813	189,138
Accumulated other comprehensive income	15,215	220,283
Retained earnings	1,478,439	989,290
Treasury stock, shares at cost: 8,202 and 2,459	(118)	(56)
Total Ambac Financial Group, Inc. stockholders’ equity	1,684,799	1,399,105
Total liabilities and stockholders’ equity	$1,686,654	$1,400,258

(1)	Of this amount, $70,911 is receivable from the Registrant's wholly-owned subsidiary, Ambac Assurance Corporation, pursuant to the Amended TSA.
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

| Ambac Financial Group, Inc. 162 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Comprehensive Income (Loss)

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in Thousands)	2015	2014	December 31, 2013	April 30, 2013
Revenues:
Investment income	$9,826	$25,147	$22,227	$39
Other income	—	—	197,122	—
Other than temporary impairments	(155)	—	—	—
Net realized gains (losses)	(27)	(46)	2	—
Total revenues	9,644	25,101	219,351	39
Expenses:
Operating expenses	8,922	6,458	3,018	539
Total expenses	8,922	6,458	3,018	539
Income (loss) before income taxes, reorganization costs and equity in undistributed net loss of subsidiaries	722	18,643	216,333	(500)
Reorganization items	—	211	493	(2,745,180)
Income (loss) before income taxes and equity in undistributed net loss of subsidiaries	722	18,432	215,840	2,744,680
Federal income tax provision (benefit)	(70,811)	221	—	(703)
Income before equity in undistributed net income of subsidiaries	71,533	18,211	215,840	2,745,383
Equity in undistributed net income of subsidiaries	421,870	465,860	289,379	603,666
Net income	$493,403	$484,071	$505,219	$3,349,049

Other comprehensive income, after tax:
Net income	$493,403	$484,071	$505,219	$3,349,049
Unrealized gains (losses) on securities, net of deferred income taxes of $0	(159,730)	252,603	(41,910)	175,347
Gain (loss) on foreign currency translation, net of deferred income taxes of $0.	(44,651)	(43,165)	42,724	(657)
Changes to postretirement benefit, net of tax	(687)	(816)	10,847	185
Total other comprehensive income (loss)	(205,068)	208,622	11,661	174,875
Total comprehensive income attributable to Ambac Financial Group, Inc.	$288,335	$692,693	$516,880	$3,523,924
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

| Ambac Financial Group, Inc. 163 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Stockholders' Equity

($ in Thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost
Successor Ambac
Balance at January 1, 2015	$1,399,105	$989,290	$220,283	$—	$450	$189,138	$(56)
Total comprehensive income	288,335	493,403	(205,068)	—	—	—	—
Stock-based compensation	3,105	—	—	—	—	3,105	—
Cost of shares (acquired) issued under equity plan	(374)	(312)	—	—	—	—	(62)
Cost of warrants acquired	(5,375)	(3,942)	—	—	—	(1,433)	—
Warrants exercised	3	—	—	—	—	3	—
Balance at December 31, 2015	$1,684,799	$1,478,439	$15,215	$—	$450	$190,813	$(118)

Successor Ambac
Balance at January 1, 2014	$702,983	$505,219	$11,661	$—	$450	$185,672	$(19)
Total comprehensive income	692,693	484,071	208,622	—	—	—	—
Stock based compensation	3,450	—	—	—	—	3,450	—
Shares issued under equity plan	(37)	—	—	—	—	—	(37)
Warrants exercised	16	—	—	—	—	16	—
Balance at December 31, 2014	$1,399,105	$989,290	$220,283	$—	$450	$189,138	$(56)

Successor Ambac
Balance at May 1, 2013	$—	$—	$—	$—	$—	$—	$—
Issuance of new equity in connection with emergence from Chapter 11	185,000	—	—	—	450	184,550	—
Balance at May 1, 2013	185,000	—	—	—	450	184,550	—
Total comprehensive income	516,880	505,219	11,661	—	—	—	—
Stock based compensation	1,106	—	—	—	—	1,106	—
Cost of shares acquired	(19)	—	—	—	—	—	(19)
Warrants exercised	16	—	—	—	—	16	—
Balance at December 31, 2013	$702,983	$505,219	$11,661	$—	$450	$185,672	$(19)

Predecessor Ambac
Balance at January 1, 2013	$(3,907,527)	$(6,297,264)	$625,385	$—	$3,080	$2,172,027	$(410,755)
Total comprehensive income	3,523,924	3,349,049	174,875	—	—	—	—
Stock-based compensation	(60)	(60)	—	—	—	—	—
Shares issued under equity plans	60	—	—	—	—	—	60
Elimination of Predecessor Ambac Shareholder equity accounts	383,603	2,948,275	(800,260)	—	(3,080)	(2,172,027)	410,695
Balance at April 30, 2013	$—	$—	$—	$—	$—	$—	$—

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

| Ambac Financial Group, Inc. 164 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statements of Cash Flow

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in Thousands)	2015	2014	December 31, 2013	April 30, 2013
Cash flows from operating activities:
Net income (loss)	$493,403	$484,071	$505,219	$3,349,049
Adjustments to reconcile net income loss to net cash used in operating activities:
Equity in undistributed net (income) loss of non-debtor subsidiaries	(421,870)	(465,860)	(289,379)	(603,666)
Amortization of bond premium and discount	(4,690)	4	—	—
Reorganization items	—	211	493	(2,745,180)
Junior surplus notes received from Ambac Assurance Corporation Segregated Account	—	—	(167,020)	—
Other-than-temporary impairment charges	155	—	—	—
Net realized gains (losses)	27	46	(2)	—
Increase (decrease) in current income taxes payable	(71,069)	221	—	(1,900)
Share-based compensation	3,105	3,450	1,106	—
Investment income due and accrued	(69)	11,905	(11,942)	(6)
(Increase) decrease in other assets	992	(834)	(1,677)	3,182
Other, net	(4,705)	(36,628)	(28,030)	(4,107)
Net cash provided by (used in) operating activities	(4,721)	(3,414)	8,768	(2,628)
Cash flows from investing activities:
Proceeds from matured bonds	347,539	65,032	14,355	—
Purchases of bonds	(312,419)	(271,181)	(42,506)	—
Change in short-term investments	(25,143)	(14,617)	19,360	2,637
Net cash provided by (used in) investing activities	9,977	(220,766)	(8,791)	2,637
Cash flows from financing activities:
Proceeds from the sale of Junior Surplus Notes of the Segregated Account	—	224,262	—	—
Cost of warrants acquired	(5,375)	—	—	—
Proceeds from warrant exercise	3	16	16	—
Net cash provided by financing activities	(5,372)	224,278	16	—
Net cash flow	(116)	98	(7)	9
Cash at beginning of period	141	43	50	41
Cash at end of period	$25	$141	$43	$50

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$394	$—	$—	$1,900
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$—	$272	$15,546	$3,860
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

| Ambac Financial Group, Inc. 165 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Notes to Condensed Financial Information
(Dollar Amounts in Thousands)
The condensed financial information of Ambac Financial Group, Inc. (“Ambac” or the “Registrant”) as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014, eight month period ended December 31, 2013 (Successor Company), and the four month period ended April 30, 2013 (Predecessor Company), should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto included in the Registrants 2015 Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report on Form 10-K") filed with the Securities and Exchange Commission on February 29, 2016. Investments in subsidiaries are accounted for using the equity method of accounting.
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
Chapter 11 Reorganization of Ambac:
See Note 1. Background and Business Description — Chapter 11 Reorganization of Ambac included in Part II, Item 8 in this Form 10-K for a discussion of the Chapter 11 Reorganization of Ambac.
Reorganization:
See Note 2. Basis of Presentation and Significant Accounting Policies — Reorganization included in Part II, Item 8 in this Form 10-K for a discussion of the Reorganization of Ambac.
Income Taxes
Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. As of December 31, 2015 Ambac had loss carryforwards totaling $4,298,770. This includes carryforwards of $129,048 relating to U.S. capital losses, $14,936 of Ambac UK loss carryforwards, and an ordinary U. S. federal net operating tax carryforward of approximately $4,154,786, which, if not utilized, will begin expiring in 2029, and will fully expire in 2034.

As discussed more fully in Note 1. Background and Business Description — Chapter 11 Reorganization of Ambac, under the Amended Plan Settlement, the Registrant, Ambac Assurance and certain affiliates entered into an amended and restated tax sharing agreement (the “Amended TSA”). Pursuant to the Amended TSA, to the extent Ambac Assurance generated taxable income after September 30, 2011, which offset the allocated $3,650,000 of NOLs, (or the proportionate amount of AMT NOL (as defined)), it is obligated to make payments (“Tolling Payments”), subject to certain credits, to the Registrant in accordance with a four Tier, A through D, NOL usage table. NOLs in excess of the allocated $3,650,000 may be utilized beginning in 2016, subject to the Registrant's consent, not to be unreasonably withheld, for a payment of 25% of the benefit received.

Ambac Assurance has utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2015 (post determination date NOLs); however, additional post determination date NOLs may be generated in the future. During this time period, Ambac Assurance's cumulative net taxable income was approximately $877,313, which utilized all of the $479,000 allocated Tier A NOL and $398,313 of the $1,057,000 allocated Tier B NOL and resulted in accrued Tolling Payments, net of applicable credits, of $70,911 payable to Ambac no later than forty-five days after March 15, 2016 (subject to review by the Rehabilitator). Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits.

The NOL allocable to AFG as of December 31, 2015 is $1,382,109.

| Ambac Financial Group, Inc. 166 2015 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV— REINSURANCE
Years Ended December 31, 2015 and 2014
Eight Months Ended December 31, 2013 and Four Months Ended April 30, 2013

Insurance Premiums Written ($ in Thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Successor Ambac
Year ended December 31, 2015	$(37,572)	$(3,001)	$—	$(34,571)	—%

Year ended December 31, 2014	(288,310)	(6,842)	—	(281,468)	—%

Eight months ended December 31, 2013	(80,309)	(7,810)	—	(72,499)	—%
Predecessor Ambac
Four months ended April 30, 2013	(14,125)	(1,098)	—	(13,027)	—%

| Ambac Financial Group, Inc. 167 2015 FORM 10-K |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	February 29, 2016	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. STEIN*	Chairman of the Board and Director	February 29, 2016
Jeffrey S. Stein

/S/ NADER TAVAKOLI	President, Chief Executive Officer and Director	February 29, 2016
Nader Tavakoli	(Principal Executive Officer)

/S/ DAVID TRICK	Senior Managing Director and Chief Financial Officer	February 29, 2016
David Trick	(Principal Financial Officer)

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer	February 29, 2016
Robert B. Eisman	(Principal Accounting Officer)

/S/ EUGENE M. BULLIS*	Director	February 29, 2016
Eugene M. Bullis

/S/ ALEXANDER D. GREENE*	Director	February 29, 2016
Alexander D. Greene

/S/ VICTOR MANDEL*	Director	February 29, 2016
Victor Mandel

/S/ C. JAMES PRIEUR*	Director	February 29, 2016
C. James Prieur

/S/ STEPHEN M. KSENAK
*BY: Stephen M. Ksenak	Attorney-in-fact	February 29, 2016

| Ambac Financial Group, Inc. 168 2015 FORM 10-K |