Form 10-K/A
period 2015-12-31
AMBAC FINANCIAL GROUP INC
filed 2016-05-11
CIK 874501

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to Ambac Financial Group Inc.’s (“Ambac”) Annual Report (“Annual Report”) on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), while presenting the entire Annual Report, is being filed solely for the purpose of amending Part II, Item 8 to include revisions to KPMG LLP’s Reports on Ambac’s consolidated financial statements and internal controls over financial reporting and Item 9A to amend the conclusions regarding the adequacy of Ambac’s disclosure controls and procedures as of December 31, 2015. In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 8 and Item 9A of the Original Filing have been amended and presented in their entirety, and Part IV, Item 15 of the Original Filing has been amended and presented solely to include as exhibits the consent of the independent auditor and new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing.

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

| Ambac Financial Group, Inc. 1 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 2 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 3 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 4 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 5 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 6 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 7 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 8 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 9 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 10 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 11 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 12 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 13 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 14 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 15 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 16 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 17 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 18 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 19 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 20 2015 FORM 10-K/A |

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
We have significant exposure to the Commonwealth of Puerto Rico, including its affiliates and public corporations. The Commonwealth has announced that it cannot meet its obligations and that it intends to impair some or all of its creditors. The Commonwealth has proposed to restructure its obligations and those of certain of its affiliates and public corporations through a voluntary exchange offer. Although Ambac believes this plan is unlikely to proceed in its current form, it is possible that other alternatives could be proposed or adopted that could significantly impair our exposures, including by failing to recognize or properly differentiate legal structures and protections applicable to such exposures, such that our loss reserves would need to be increased. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, there could be material variability in our loss reserves for the foreseeable future.
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

| Ambac Financial Group, Inc. 21 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 22 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 23 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 24 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 25 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 26 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 27 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 28 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 29 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 30 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 31 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 32 2015 FORM 10-K/A |

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
RMBS Expected Representation and Warranty Subrogation Recoveries
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W") described herein. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations or warranties

| Ambac Financial Group, Inc. 33 2015 FORM 10-K/A |

The RMBS R&W subrogation recovery estimate is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, intervention by OCI which could impede our ability to take actions required to realize such recoveries, and uncertainties inherent in the assumptions used in estimating such recoveries. Refer to Note 2. Basis of Presentation and Significant Accounting Policies and Note 8. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information regarding the estimation process for representation and warranty subrogation recoveries.
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

| Ambac Financial Group, Inc. 34 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 35 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 36 2015 FORM 10-K/A |

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
| Ambac Financial Group, Inc. 37 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 38 2015 FORM 10-K/A |

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
Net Investment Income. As noted above, as a result of Fresh Start, the amount of premium amortization and discount accretion reflected in net investment income for Successor Ambac have been impacted by the resetting of the amortized cost basis for fixed income securities to fair value at the Fresh Start Reporting Date. Fresh Start adjustments increased the overall amortized cost basis and decreased the effective yield of the portfolio for Successor

Ambac. Portfolio yields for Predecessor Ambac in 2013 benefited from investments in high yielding Ambac-wrapped securities during periods of generally higher market spreads than were prevalent at the Fresh Start Reporting Date. Given the lower credit spreads on these securities at the Fresh Start Reporting Date and on subsequent new purchases of Ambac-wrapped securities, yields on Ambac-

| Ambac Financial Group, Inc. 39 2015 FORM 10-K/A |

wrapped securities reflected in investment income for Successor Ambac are lower than for Predecessor Ambac.

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
The increase in Financial Guarantee net investment income of $37.7 million for the year ended December 31, 2014 primarily reflects higher investment allocations to Ambac-wrapped securities as well as increased yields on such holdings resulting from the impact of the amended Segregated Account Rehabilitation Plan on projected cash flows, partially offset by the impact of tighter market spreads on such securities at and subsequent to the Fresh Start Reporting Date. Increases in net investment income attributable to Ambac-wrapped holdings were partially offset by sales and maturities of other asset classes leading up to the partial redemption of surplus notes and the equalizing payment of Deferred Amounts of the Segregated Account in late 2014. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further discussion of the partial surplus note redemptions of Ambac Assurance and the Segregated Account and the equalizing payments of Deferred Amounts.
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

| Ambac Financial Group, Inc. 40 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 41 2015 FORM 10-K/A |

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
Derivative Product Revenues. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure throughout the Company, including the financial guarantee portfolio. Net losses reported in derivative product revenues for the year ended December 31, 2015 were $42.5 million, reflecting an improvement of $138.6 million as compared to the net losses of $181.1 million for the year ended December 31, 2014. Net losses reported in the derivative product revenues for the year ended December 31, 2014 declined by $262.2 million as compared to net gains for the year ended December 31, 2013. Results in derivative product revenues were primarily driven by mark-to-market (losses) gains in the portfolio caused by (declines) rises in interest rates during the periods, net of the impact of the Ambac CVA as discussed below. Additionally, counterparty credit valuation adjustments on certain interest rate swaps assets increased the overall mark-to-market losses for the year ended December 31, 2015.
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

| Ambac Financial Group, Inc. 42 2015 FORM 10-K/A |

Ambac Assurance guarantees certain note liabilities of the VIE and had established loss reserves associated with those guarantees prior to the event of default which triggered consolidation of the entity on April 30, 2013. The VIE contained primarily non-financial intangible assets which were carried at amortized cost subsequent to the consolidation date, while its note liabilities were carried at fair value with changes in value reported through earnings. Income on variable interest entities for the four months ended April 30, 2013 included the consolidation gain of $385.3 million of this VIE, representing the difference between net assets of the VIE at fair value as of the consolidation date and the previous carrying value of Ambac’s net insurance liabilities. The loss for the eight months ended December 31, 2013 primarily reflects the $83.4 million write-down of intangible assets held by the VIE discussed above, partially offset by gains from the reduction to fair value of its note liabilities. The eight months ended December 31, 2013 also included a loss of $15.3 million associated with the deconsolidation of a separate VIE. Refer to Note 4. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on the accounting for VIEs.
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

| Ambac Financial Group, Inc. 43 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 44 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 45 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 46 2015 FORM 10-K/A |

(1)
Includes principal of and interest on surplus notes (excluding junior surplus notes) when due. All payments of principal and interest on surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the surplus notes, such interest will accrue and compound annually until paid. Annually from 2011 through 2015, OCI disapproved scheduled interest payments. Amounts in the table assume future approval by OCI for surplus notes (excluding junior surplus notes) for all principal and interest payments, including payment of previously deferred interest totaling $273.3 million on the next scheduled payment date of June 7, 2016. Additionally, all principal and interest payments on junior surplus notes (excluding part of the notes subject to periodically reduction as rent payments are made, as further described in Note 14. Long-Term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) assume to be paid at legal maturity in 2020.

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

| Ambac Financial Group, Inc. 47 2015 FORM 10-K/A |

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
Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts, our future available liquidity to pay claims would be reduced materially. In January 2016, Ambac Assurance settled its RMBS-related disputes and litigation against JP Morgan Chase & Co. and certain of its affiliates (collectively "JP Morgan"). Pursuant to the settlement, JP Morgan paid Ambac Assurance $995.0 million in cash in return for releases of all of Ambac Assurance's claims against JP Morgan arising from certain RMBS transactions insured by Ambac Assurance. Ambac Assurance also is entitled to other subrogation amounts relating to excess spread in RMBS transactions and other contractual recoveries on public and structured finance policies. During the year ended December 31, 2015, Ambac Assurance received $308.4 million, net of reinsurance.

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

| Ambac Financial Group, Inc. 48 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 49 2015 FORM 10-K/A |

BALANCE SHEET
Total assets decreased by approximately $1,432 million from December 31, 2014 to $23.7 billion at December 31, 2015, primarily due to (i) a full impairment of goodwill (ii) declines in VIE assets primarily as a result of deconsolidations during the year, and (iii) lower premium receivables from the runoff, including early terminations, of the insured portfolio, partially offset by higher subrogation recoveries and an increase in investments. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K, for additional information regarding the impairment of goodwill.
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
Investment Portfolio.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by segment at December 31, 2015 and 2014:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2015:
Fixed income securities	$4,758.7	$109.3	$175.8	$5,043.8
Short-term	177.5	0.2	48.1	225.8
Other investments	285.3	—	25.3	310.6
Fixed income securities pledged as collateral	64.5	—	—	64.5
Total investments	$5,286.0	$109.5	$249.2	$5,644.7
Percent total	93.7%	1.9%	4.4%	100%

December 31, 2014:
Fixed income securities	$4,382.1	$109.2	$234.3	$4,725.6
Short-term	337.0	0.2	22.9	360.1
Other investments	336.0	—	21.0	357.0
Fixed income securities pledged as collateral	64.3	—	—	64.3
Total investments	$5,119.4	$109.4	$278.2	$5,507.0
Percent total	93.0%	2.0%	5.0%	100%

| Ambac Financial Group, Inc. 50 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 51 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 52 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 53 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 54 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 55 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 56 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 57 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 58 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 59 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 60 2015 FORM 10-K/A |

AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland"; effective January 1, 2015. FRS 102 is a financial reporting standard replacing old UK GAAP that were under the provisions of The Large and Medium-sized Companies and Groups (Accounts and Reports) Regulations 2008 relating to insurance companies. FRS 102 is a single coherent financial reporting standard that provides accounting and reporting requirements for unlisted entities. FRS 102 differs from old UK GAAP in a number of respects, including accounting requirements for goodwill and intangible assets, group defined benefit schemes and deferred tax, although there was no significant impact to Ambac UK. Ambac UK’s shareholder funds under UK GAAP was £47.8 million at December 31, 2015 as compared to a deficit of £103.2 million at December 31, 2014. Ambac UK’s improvement in shareholders’ funds was primarily due to net income arising from the receipt of premiums and reduction in loss provisions. At December 31, 2015, the carrying value of cash and investments was £384.7 million, an increase from £337.6 million at December 31, 2014. The increase in cash and investments is due to the continued receipt of premium income and investment coupons from Ambac UK's investment portfolio in addition to improvements in value of investments in pooled funds, partially offset by the purchase of Ambac UK insured securities which reduced loss reserves.
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

| Ambac Financial Group, Inc. 61 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 62 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 63 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 64 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 65 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 66 2015 FORM 10-K/A |

Item 8.     Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ambac Financial Group, Inc.:
We have audited Ambac Financial Group, Inc.’s (the “Company” or “Ambac”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our report dated February 29, 2016, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness associated with design of controls over the estimate of loss reserves and subrogation recoverables, investment income and assessing other than temporary impairment for purchased residential mortgage backed securities has been identified and included in management’s assessment.
This material weakness was considered in evaluating the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements for the year ended December 31, 2015, and this report does not affect our report dated February 29, 2016, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
/s/ KPMG LLP
New York, New York
February 29, 2016 (May 11, 2016 as to the effects of the material weakness)

| Ambac Financial Group, Inc. 67 2015 FORM 10-K/A |

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, eight month period ended December 31, 2013 (Successor Company), and the four month period ended April 30, 2013 (Predecessor Company), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 (May 11, 2016 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting), expresses our opinion that the Company has not maintained effective internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 29, 2016

| Ambac Financial Group, Inc. 68 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 69 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 70 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 71 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 72 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 73 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 74 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 75 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 76 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 77 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 78 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 79 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 80 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 81 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 82 2015 FORM 10-K/A |

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
Net cash outflow policies represent contracts where the sum of unpaid claims plus the PV of expected future losses are greater than the PV of expected future recoveries. For such policies, a “Loss and loss expense reserves” liability is recorded for the sum of these net cash outflows in excess of UPR. Net cash inflow policies represent contracts where losses have been paid, but not yet recovered, such that the PV of expected recoveries are greater than the sum of unpaid claims plus the PV of expected future losses. For such policies, a “Subrogation recoverable” asset is recorded for the sum of these net cash inflows.
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

| Ambac Financial Group, Inc. 83 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 84 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 85 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 86 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 87 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 88 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 89 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 90 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 91 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 92 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 93 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 94 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 95 2015 FORM 10-K/A |

(C)
The following table summarizes the impact of the fresh start adjustments, which in the aggregate was recorded as a Reorganization item gain on Predecessor Ambac’s Consolidated Statements of Total Comprehensive Income (Loss):

Deferred acquisition costs	$(184,953)
Loans (non-VIE)	(1,575)
Insurance intangible asset	1,658,972
Goodwill	514,511
Obligations under investment agreements	(1,505)
Long-term debt and accrued interest payable	(767,924)
Other liabilities	(1,837)
Variable Interest Entities:
VIE loans and long-term debt	12,562
Asset/liability fair value adjustments impacting Reorganization items	1,228,251
Adjustment to deferred tax provision	—
Gain on fresh start adjustments	$1,228,251

•	Deferred acquisition costs — These deferred costs do not represent future cash flows and therefore the fair value is zero at the Fresh Start Reporting Date.

•
Loans — The fair value adjustment for this line item relates to non-VIE loans that have historically been reported at their outstanding principal balance. Refer to Note 10. Fair Value Measurements for a discussion of the valuation methodology used to estimate fair value for each of these financial instruments. Subsequent to the Fresh Start Reporting Date, the fair value discounts are accretable to interest income using the effective interest method over the remaining lives of the loans. Fair value as of April 30, 2013 was calculated using a discounted cash flow approach. As of April 30, 2013, the loans had a principal-weighted average life of 6.81 years and a coupon rate of 5.01%. Discount rates used to determine the fair value of the loans at April 30, 2013 were consistent with the credit quality of the borrowers and had a weighted average of 9.71%.

•
Insurance intangible asset — Pursuant to the business combinations guidance for insurance entities in the Financial Services-Insurance Topic of the ASC, Successor Ambac accounted for the insurance and reinsurance assets and liabilities acquired as new contracts, and measured them at fair value in two components as follows:

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

| Ambac Financial Group, Inc. 96 2015 FORM 10-K/A |

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
No profit margin is applied.

•
Goodwill — This amount represented the excess of the reorganization value over the fair value of identified tangible and intangible assets of the emerging company. Changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in assumptions, could significantly impact the amount of recorded goodwill. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. Please refer to the above table located immediately prior to the Reorganized Condensed Consolidated Balance Sheet which indicates how goodwill was determined. Refer to Note 2. Basis of Presentation and Significant Accounting Policies for the subsequent accounting treatment of goodwill.

•
VIE loans and long-term debt — The portion of VIE loans and long-term debt that had not been carried at fair value have been adjusted to fair value for fresh start reporting. Refer to Note 10. Fair Value Measurements for a discussion of the valuation methodology used to estimate fair value for VIE assets and liabilities. Subsequent to the Fresh Start Reporting Date, we have elected to continue accounting for these VIEs at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments-Equity Method and Joint Ventures Topic of the ASC. As a result, subsequent changes to fair value will be recorded as Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income (Loss). Valuation of the long-term debt not previously reported at fair value was determined from third-party quotes. The related VIE loans were valued at April 30, 2013 using a discounted cash flow approach with a discount rate of 5.7%, consistent with the rate implied from the fair value of the VIE’s debt.

•
Obligations under investment agreements — These instruments had previously been reported at their principal value less unamortized discount. We have adjusted these items to fair value for fresh start reporting. Refer to Note 10. Fair Value Measurements for a discussion of the valuation methodology used to estimate fair value for obligations under investment agreements. The fair value discounts and premiums to principal will be amortized into interest expense using the effective interest method over the lives of the respective contracts. Fair values were determined using discounted cash flows at April 30, 2013. Valuation of collateralized obligations represents projected cash flows discounted at LIBOR. Valuation of uncollateralized obligations were discounted using a weighted average discount rate of 9.4% consistent with the credit adjusted discount rate of Ambac Assurance, which provides a financial guarantee for all investment and repurchase agreements.

•
Long-term debt and accrued interest payable — All debt liabilities subject to the Reorganization Plan were discharged. The remaining long-term debt is primarily related to surplus notes and junior surplus notes issued by Ambac Assurance and the Segregated Account,

| Ambac Financial Group, Inc. 97 2015 FORM 10-K/A |

which were carried at their face value less unamortized discount. The notes have been adjusted to estimated fair value for fresh start reporting. Refer to Note 10. Fair Value Measurements for a discussion of the valuation methodology used to estimate fair value. The fair value discount will be amortized into interest expense using the effective interest method over the lives of the respective debt. Surplus notes issued in June 2010 were valued at April 30, 2013 using a discounted cash flow approach corroborated by third party quotes. Internally estimated cash flows were discounted at 10.6%. To the extent that the remaining surplus notes rank pari passu with the June 2010 notes, valuations were determined using projected cash flows discounted at the same 10.6%. Junior surplus notes which cannot be paid until all principal and interest is paid on the other surplus notes were valued with projected cash flows discounted at 16.6%.

•
Other liabilities — This amount reflects an adjustment, based on actuarial evaluation, to re-measure the accumulated postretirement benefit obligation as of the Effective Date, as a result of application of fresh start reporting. This adjustment primarily reflects changes in mortality assumptions.

•
Deferred taxes — Deferred taxes were determined in conformity with the accounting requirements for the Income Tax Topic of the ASC. As a result of Fresh Start, a new deferred tax liability was established to recognize the tax effect of the fair value adjustments to identified tangible and intangible assets of the emerging company. This deferred tax liability adjustment was offset by a reduction in the deferred tax valuation allowance, resulting in no change to the deferred tax provision.

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

| Ambac Financial Group, Inc. 98 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 99 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 100 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 101 2015 FORM 10-K/A |

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

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the
Details about Accumulated Other	Year Ended December 31,		Consolidated Statement of
Comprehensive Income Components	2015	2014	Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(27,754)	$(32,962)	Net realized investment gains
	—	—	Tax (expense) benefit
	$(27,754)	$(32,962)	Net of tax and noncontrolling interest (3)
Amortization of Postretirement Benefit
Prior service cost	$(666)	$(664)	Underwriting and operating expenses (2)
Actuarial gains (losses)	(214)	(152)	Underwriting and operating expenses (2)
	(880)	(816)	Total before tax
	—	—	Tax (expense) benefit
	(880)	(816)	Net of tax and noncontrolling interest (3)
Total reclassifications for the period	$(28,634)	$(33,778)	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.
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

| Ambac Financial Group, Inc. 102 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 103 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 104 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 105 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 106 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 107 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 108 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 109 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 110 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 111 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 112 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 113 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 114 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 115 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 116 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 117 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 118 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 119 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 120 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 121 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 122 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 123 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 124 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 125 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 126 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 127 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 128 2015 FORM 10-K/A |

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
| Ambac Financial Group, Inc. 129 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 130 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 131 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 132 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 133 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 134 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 135 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 136 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 137 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 138 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 139 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 140 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 141 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 142 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 143 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 144 2015 FORM 10-K/A |

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
Incentive Compensation - Stock and Cash:
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

| Ambac Financial Group, Inc. 145 2015 FORM 10-K/A |

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
| Ambac Financial Group, Inc. 146 2015 FORM 10-K/A |

All stock options granted to directors in 2013 were fully vested during 2014. Stock options issued to the Chief Executive Officer in 2015 remain unvested as of December 31, 2015. Total unrecognized compensation costs related to unvested stock options granted were $0 as of December 31, 2015. No stock options were exercised during the years ended December 31, 2015 and 2014, eight months ended December 31, 2013 or four months ended April 30, 2013.
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

| Ambac Financial Group, Inc. 147 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 148 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 149 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 150 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 151 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 152 2015 FORM 10-K/A |

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

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits:

•
Ambac Assurance Corporation v. EMC Mortgage LLC (formerly known as EMC Mortgage Corporation), J.P. Morgan Securities, Inc. (formerly known as Bear, Stearns & Co. Inc.), and JP Morgan Chase Bank, N.A. (Supreme Court of the State of New York, County of New York, filed February 17, 2011). This case is the continuation of a case that was originally filed on November 5, 2008 in the U.S. District Court for the Southern District of New York but that was dismissed from federal court after Ambac Assurance was granted leave to amend its complaint to add certain new claims (but not others) and a new party, which deprived the federal court of jurisdiction over the litigation. After the decision by the federal judge, dated February 8, 2011, Ambac Assurance re-filed the suit in New York state court on February 17, 2011. On July 18, 2011, Ambac Assurance filed a First Amended Complaint in its state-court litigation. In its state-court action, Ambac Assurance asserts claims for breach of contract, indemnification and reimbursement against EMC, as well as claims of fraudulent conduct by EMC and J. P. Morgan Securities Inc. In its First Amended Complaint, Ambac Assurance asserts an additional claim for breach of contract against EMC and a claim for successor liability against a new defendant, JP Morgan Chase Bank, N.A. The Defendants filed their answer to the First Amended Complaint on August 30, 2011, and the parties engaged in discovery. On December 18, 2014, defendants filed a motion for partial summary judgment seeking to dismiss the plaintiffs’ claim for fraudulent inducement arguing that as a matter of law, plaintiffs cannot prove justifiable reliance. Ambac Assurance opposed the motion and the court heard oral argument on July 14, 2015. No decision was issued. On January 25, 2016, the parties reached an agreement to settle the litigation and on January 29, 2016, filed a stipulation voluntarily discontinuing the litigation.

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

| Ambac Financial Group, Inc. 153 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 154 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 155 2015 FORM 10-K/A |

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
The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Successor Ambac
	2015			2014
Year Ended December 31	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(13,028)	$229,658	$39,633	$(46,279)	$197,154	$8,669
United Kingdom	3,652	68,799	—	(221,516)	31,672	—
Other international	(28,196)	14,138	2,068	(20,515)	17,534	15,237
Total	$(37,572)	$312,595	$41,701	$(288,310)	$246,360	$23,906

| Ambac Financial Group, Inc. 156 2015 FORM 10-K/A |

	Successor Ambac			Predecessor Ambac
	Period from May 1 through December 31, 2013			Period from Jan1 through April 30, 2013
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(61,255)	$165,099	$122,696	$(16,102)	$104,594	$(31,134)
United Kingdom	(7,368)	35,387	22,548	10,673	18,071	(5,861)
Other international	(11,686)	13,032	47,625	(8,696)	7,335	(23,389)
Total	$(80,309)	$213,518	$192,869	$(14,125)	$130,000	$(60,384)
20. QUARTERLY INFORMATION (Unaudited)

	2015				2014
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross premiums written	$1,062	$(11,192)	$(8,710)	$(18,732)	$(5,766)	$(45,486)	$(13,700)	$(223,358)
Net premiums earned	65,718	60,879	71,535	114,463	82,547	65,013	64,831	33,969
Net investment income	72,983	64,753	64,195	64,358	70,801	80,093	83,581	66,471
Net other than temporary impairment losses	(3,119)	(1,020)	(9,150)	(12,370)	(10,392)	(8,754)	(5,011)	(1,637)
Net realized investment gains	54,101	(5,353)	2,106	2,622	16,289	3,067	10,045	29,376
Net change in fair value of credit derivatives	(2,499)	10,293	36,952	(3,045)	7,382	(1,219)	7,416	10,327
Derivative products revenue	(37,774)	50,999	(65,083)	9,314	(53,841)	(47,985)	(15,685)	(63,576)
Net realized gains (losses) on extinguishment of debt	(93)	(1,246)	1,420	—	—	—	—	(74,724)
Income (loss) on Variable Interest Entities	6,962	52,603	(21,435)	(6,561)	(5,542)	(38,148)	9,116	2,362
Loss and loss expenses (benefit)	(150,952)	(147,477)	(133,213)	(337,065)	(140,011)	175,317	(28,698)	(552,182)
Insurance intangible amortization	37,432	38,088	39,680	54,357	31,714	36,256	41,908	41,952
Underwriting and operating expenses	24,523	25,873	25,006	27,300	25,786	24,033	25,513	26,142
Interest expense	27,908	28,173	29,899	30,557	32,328	31,953	31,841	31,354
Goodwill impairment	—	—	514,511	—	—	—	—	—
Reorganization items	—	—	—	—	23	186	2	—
Pre-tax income (loss)	216,580	286,095	(388,193)	395,576	159,298	(210,412)	84,773	459,594
Net income (loss) attributable to Common Shareholders	214,711	282,695	(390,987)	386,984	155,942	(207,905)	82,450	453,584
Net income (loss) per share:
Basic	$4.75	$6.26	$(8.66)	$8.57	$3.46	$(4.61)	$1.83	$10.05
Diluted	$4.57	$6.05	$(8.66)	$8.56	$3.31	$(4.61)	$1.77	$9.73

| Ambac Financial Group, Inc. 157 2015 FORM 10-K/A |

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
(a)    Evaluation of Disclosure Controls and Procedures. Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2015, the end of the period covered by this report.
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
Previously, based on that evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer concluded that Ambac’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015. However, due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that our disclosure controls and procedures were not effective, and were not operating at the reasonable assurance level, as of December 31, 2015.
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
Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework to evaluate the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. Management had previously reported that the Corporation’s internal control over financial reporting was effective as of December 31, 2015. However, for the reasons discussed below, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that our internal control over financial reporting was not effective as of December 31, 2015.
(c)    Material Weakness Identified. Ambac has outsourced to a third party service organization (the “Service Organization”) the modeling of residential mortgage backed collateral losses within certain securitizations that have insurance policies issued by Ambac. We have concluded that Ambac did not sufficiently evaluate controls over the modeling that is maintained by the Service Organization through the timely receipt and evaluation of an annual Service Organization Control report (“SOC-1 report”) attesting to the design and effectiveness of the Service Organization’s general information technology (“IT”) controls, prior to the issuance of our Annual Report on Form 10-K. As a result, our controls over the estimate of loss reserves and subrogation recoverables, investment income and assessing other than temporary impairment for purchased residential mortgage backed securities were not designed in a manner that would enable us to prevent or detect and correct a potential material misstatement to the consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Notwithstanding the material weakness in our internal control over financial reporting, Ambac concluded that the consolidated financial statements and other financial information included in its Annual Report on Form 10-K for the period ended December 31, 2015, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented. KPMG’s Report on Ambac’s consolidated financial statements appears in Item 8. of Part II of Ambac's Amendment No. 1 to the December 31, 2015 Annual Report on Form 10-K/A.
The foregoing has been approved by our management, including Ambac’s Chief Executive Officer and Chief Financial Officer, who have been involved with the reassessment and analysis of Ambac’s internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, and their opinion is stated in their report, which is included in this Amendment No. 1 to the December 31, 2015 Annual Report on Form 10-K/A.
(d)    Remediation of Material Weakness
We are in the process of developing and implementing remediation plans to address the material weakness described above. Our plans are focused on evaluating the design and operating effectiveness of

| Ambac Financial Group, Inc. 158 2015 FORM 10-K/A |

controls relating to the determination of the estimate of loss reserves and subrogation recoverables, investment income and assessing other than temporary impairment for purchased residential mortgage backed securities. With respect to the period ended December 31, 2015, on March 4, 2016, the Service Organization provided a SOC-1 report attesting to the design and effectiveness of the Service Organization’s IT general controls in accordance with Statement on Standards for Attestation Engagements No. 16, Reporting on Controls at a Service Organization.  With respect to future periods, these plans will include (i) accelerating the timeline for receipt of the SOC-1 report from the Service Organization such that it may be assessed prior to Ambac’s filing of subsequent Annual Reports of Form 10-K, (ii) insourcing work now performed by the Service Organization, and/or (iii) implementing additional control procedures. Management expects such remediation plans to be implemented prior to the filing of Ambac’s Form 10-K for the period ended December 31, 2016.
(e) Changes in Internal Control Over Financial Reporting
There were no changes in Ambac’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.
However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.
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

| Ambac Financial Group, Inc. 159 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 160 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 161 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 162 2015 FORM 10-K/A |

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
24.1+
Power of Attorney for directors of Ambac Financial Group, Inc. (Filed as Exhibit 24.1 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.)

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 32.1 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

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

| Ambac Financial Group, Inc. 163 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 164 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 165 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 166 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 167 2015 FORM 10-K/A |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statements of Cash Flow

	Successor Ambac			Predecessor Ambac
			Period from May 1	Period from Jan 1
	Year Ended December 31,		through	through
($ in Thousands)	2015	2014	December 31, 2013	April 30, 2013
Cash flows from operating activities:
Net income (loss)	$493,403	$484,071	$505,219	$3,349,049
Adjustments to reconcile net income loss to net cash used in operating activities:
Equity in undistributed net (income) loss of non-debtor subsidiaries	(421,870)	(465,860)	(289,379)	(603,666)
Amortization of bond premium and discount	(4,690)	4	—	—
Reorganization items	—	211	493	(2,745,180)
Junior surplus notes received from Ambac Assurance Corporation Segregated Account	—	—	(167,020)	—
Other-than-temporary impairment charges	155	—	—	—
Net realized gains (losses)	27	46	(2)	—
Increase (decrease) in current income taxes payable	(71,069)	221	—	(1,900)
Share-based compensation	3,105	3,450	1,106	—
Investment income due and accrued	(69)	11,905	(11,942)	(6)
(Increase) decrease in other assets	992	(834)	(1,677)	3,182
Other, net	(4,705)	(36,628)	(28,030)	(4,107)
Net cash provided by (used in) operating activities	(4,721)	(3,414)	8,768	(2,628)
Cash flows from investing activities:
Proceeds from matured bonds	347,539	65,032	14,355	—
Purchases of bonds	(312,419)	(271,181)	(42,506)	—
Change in short-term investments	(25,143)	(14,617)	19,360	2,637
Net cash provided by (used in) investing activities	9,977	(220,766)	(8,791)	2,637
Cash flows from financing activities:
Proceeds from the sale of Junior Surplus Notes of the Segregated Account	—	224,262	—	—
Cost of warrants acquired	(5,375)	—	—	—
Proceeds from warrant exercise	3	16	16	—
Net cash provided by (used in) financing activities	(5,372)	224,278	16	—
Net cash flow	(116)	98	(7)	9
Cash at beginning of period	141	43	50	41
Cash at end of period	$25	$141	$43	$50

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$394	$—	$—	$1,900
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$—	$272	$15,546	$3,860
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

| Ambac Financial Group, Inc. 168 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 169 2015 FORM 10-K/A |

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

| Ambac Financial Group, Inc. 170 2015 FORM 10-K/A |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	May 11, 2016	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer

| Ambac Financial Group, Inc. 171 2015 FORM 10-K/A |