Form 10-Q
period 2016-03-31
AMBAC FINANCIAL GROUP INC
filed 2016-05-11
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of May 6, 2016, 45,046,996 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands, except share data) (March 31.2016 (Unaudited))	2016	2015
Assets:
Investments:
Fixed income securities, available for sale, at fair value (amortized cost: 2016—$5,539,759 and 2015—$4,992,756)	$5,650,261	$5,043,776
Fixed income securities pledged as collateral, available for sale, at fair value (amortized cost: 2016—$64,667 and 2015—$64,612)	64,918	64,555
Short-term investments, available for sale, at fair value (amortized cost: 2016—$436,759 and 2015—$225,789)	436,760	225,789
Other investments (includes 2016—$294,376 and 2015—$285,261 at fair value)	320,847	310,600
Total investments	6,472,786	5,644,720
Cash and cash equivalents	29,142	35,744
Receivable for securities	10,196	44,030
Investment income due and accrued	25,386	25,264
Premium receivables	782,078	831,575
Reinsurance recoverable on paid and unpaid losses	27,316	43,999
Deferred ceded premium	86,502	96,758
Subrogation recoverable	660,471	1,229,293
Loans	5,109	5,206
Derivative assets	97,559	84,995
Insurance intangible asset	1,149,966	1,212,112
Other assets	221,206	185,877
Variable interest entity assets:
Fixed income securities, at fair value	2,622,724	2,588,556
Restricted cash	5,642	5,822
Investment income due and accrued	3,689	1,213
Loans, at fair value	11,516,242	11,690,324
Other assets	2,577	2,582
Total assets	$23,718,591	$23,728,070
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$1,192,796	$1,280,282
Loss and loss expense reserves	4,303,547	4,088,106
Ceded premiums payable	47,338	53,494
Obligations under investment agreements	100,358	100,358
Deferred taxes	1,759	2,205
Current taxes	3,372	5,835
Long-term debt	1,115,284	1,124,950
Accrued interest payable	371,688	355,536
Derivative liabilities	408,331	353,358
Other liabilities	68,693	61,134
Payable for securities purchased	16,760	84,690
Variable interest entity liabilities:
Accrued interest payable	3,474	3,230
Long-term debt, at fair value	11,998,561	12,327,960
Derivative liabilities	2,074,807	1,928,403
Other liabilities	192	183
Total liabilities	21,706,960	21,769,724
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,047,686 and 45,044,222	450	450
Additional paid-in capital	191,895	190,813
Accumulated other comprehensive income	58,012	15,215
Retained earnings	1,494,181	1,478,439
Treasury stock, shares at cost: 690 and 8,202	(12)	(118)
Total Ambac Financial Group, Inc. stockholders’ equity	1,744,526	1,684,799
Noncontrolling interest	267,105	273,547
Total stockholders’ equity	2,011,631	1,958,346
Total liabilities and stockholders’ equity	$23,718,591	$23,728,070
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2016 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2016	2015
Revenues:
Net premiums earned	$52,800	$65,718
Net investment income:
Securities available-for-sale and short-term	57,982	63,332
Other investments	2,839	9,651
Total net investment income	60,821	72,983
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(48,070)	(10,361)
Portion of other-than-temporary impairment recognized in other comprehensive income	38,736	7,242
Net other-than-temporary impairment losses recognized in earnings	(9,334)	(3,119)
Net realized investment gains (losses)	1,102	54,101
Change in fair value of credit derivatives:
Realized gains and other settlements	252	419
Unrealized gains (losses)	12,614	(2,918)
Net change in fair value of credit derivatives	12,866	(2,499)
Derivative products	(83,424)	(37,774)
Net realized gains (losses) on extinguishment of debt	1,235	(93)
Other income (expense)	7,999	(788)
Income (loss) on variable interest entities	(27,163)	6,962
Total revenues	16,902	155,491
Expenses:
Losses and loss expense (benefit)	(105,281)	(150,952)
Insurance intangible amortization	50,890	37,432
Operating expenses	28,009	24,523
Interest expense	30,430	27,908
Total expenses (benefit)	4,048	(61,089)
Pre-tax income	12,854	216,580
Provision for income taxes	3,439	1,709
Net income	9,415	214,871
Less: net (gain) loss attributable to noncontrolling interest	—	160
Net income attributable to common stockholders	$9,415	$214,711
Other comprehensive income, after tax:
Net income	$9,415	$214,871
Unrealized gains (losses) on securities, net of deferred income taxes of $0	59,791	(17,448)
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	(17,781)	(33,805)
Changes to postretirement benefit, net of tax of $0	787	(27)
Total other comprehensive income (loss), net of tax	42,797	(51,280)
Total comprehensive income	52,212	163,591
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net (gain) loss	—	160
Currency translation adjustments	—	(326)
Total comprehensive income attributable to Ambac Financial Group, Inc.	$52,212	$163,757
Net income per share attributable to Ambac Financial Group, Inc. common stockholders
Basic	$0.21	$4.75
Diluted	$0.21	$4.57
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2016 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2016	$1,958,346	$1,478,439	$15,215	$—	$450	$190,813	$(118)	$273,547
Total comprehensive income	52,212	9,415	42,797	—	—	—	—	—
Adjustment to initially apply ASU 2014-13	—	6,442	—	—	—	—	—	(6,442)
Stock-based compensation	1,082	—	—	—	—	1,082	—	—
Cost of shares (acquired) issued under equity plan	(9)	(115)	—	—	—	—	106	—
Balance at March 31, 2016	$2,011,631	$1,494,181	$58,012	$—	$450	$191,895	$(12)	$267,105

Balance at January 1, 2015	1,673,735	989,290	220,283	—	450	189,138	(56)	274,630
Total comprehensive income (loss)	163,591	214,711	(50,954)	—	—	—	—	(166)
Stock-based compensation	393	—	—	—	—	393	—	—
Warrants exercised	2	—	—	—	—	2	—	—
Balance at March 31, 2015	$1,837,721	$1,204,001	$169,329	$—	$450	$189,533	$(56)	$274,464
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2016 First Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income attributable to common stockholders	$9,415	$214,711
Noncontrolling interest in subsidiaries’ earnings	—	160
Net income	9,415	214,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303	791
Amortization of bond premium and discount	(26,336)	(31,477)
Share-based compensation	1,082	393
Deferred income taxes	(446)	(174)
Current income taxes	(2,463)	(3,368)
Unearned premiums, net	(77,230)	(84,582)
Losses and loss expenses, net	800,946	(197,332)
Ceded premiums payable	(6,156)	(1,168)
Investment income due and accrued	(122)	21
Premium receivables	49,497	48,608
Accrued interest payable	16,152	18,269
Amortization of insurance intangible assets	50,890	37,432
Net mark-to-market (gains) losses	(12,614)	2,918
Net realized investment gains	(1,102)	(54,101)
Other-than-temporary impairment charges	9,334	3,119
Net realized (gains) losses on extinguishment of debt	(1,235)	93
Variable interest entity activities	27,163	(6,962)
Other, net	(9,398)	58,229
Net cash provided by operating activities	827,680	5,580
Cash flows from investing activities:
Proceeds from sales of bonds	136,087	487,462
Proceeds from matured bonds	297,619	299,715
Purchases of bonds	(1,002,328)	(919,361)
Proceeds from sales of other invested assets	2,991	36,543
Purchases of other invested assets	(15,690)	(10,176)
Change in short-term investments	(210,971)	139,085
Loans, net	97	220
Change in swap collateral receivable	(29,788)	(37,239)
Other, net	8,025	779
Net cash (used in) investing activities	(813,958)	(2,972)
Cash flows from financing activities:
Paydowns of a secured borrowing	(8,871)	—
Payments for investment agreement draws	—	(49,872)
Payments for extinguishment of long-term debt	(11,453)	—
Proceeds from warrant exercises	—	2
Net cash (used in) financing activities	(20,324)	(49,870)
Net cash flow	(6,602)	(47,262)
Cash and cash equivalents at beginning of period	35,744	73,903
Cash and cash equivalents end of period	$29,142	$26,641

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$6,477	$4,933
Interest on secured borrowing	1,372	—
Interest on investment agreements	146	88
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2016 First Quarter FORM 10-Q |

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
Ambac’s financial guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account (as defined below) and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the terms of its Auction Market Preferred Shares and the terms of agreements entered into with the Segregated Account. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
Ambac’s financial services business segment is conducted through subsidiaries of Ambac Assurance, which provide financial products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. These businesses are in active runoff, which is being effectuated by transaction terminations, settlements, and scheduled amortization of contracts. The Financial Services business also maintains interest rate derivatives to mitigate exposure to floating rate insured obligations in the Financial Guarantee segment.
Ambac’s primary goal is to maximize stockholder value through executing the following key strategies:

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
Ambac Assurance is evaluating possibilities for successfully concluding the Segregated Account Rehabilitation Proceedings (as defined below). In pursuing this objective, Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or restructure or exchange certain outstanding debt and insurance obligations. Ambac Assurance is also discussing with OCI (as defined below) potential options for addressing outstanding Deferred Amounts (as defined below), including accrued interest, and surplus notes (other than junior surplus notes). From time to time Ambac Assurance has also discussed with several counterparty creditors a potential exchange pursuant to which outstanding Deferred Amounts, including accrued interest, and surplus notes (other than junior surplus notes) would be exchanged for new securities and/or cash. As of the date of this filing, Ambac Assurance has not reached any agreement on the terms of a potential transaction, and we cannot provide assurance that any such transaction will be entered into by Ambac Assurance in the future, or if it is, as to the timing, terms or conditions of any such transaction. Any such transaction would remain subject to the prior approval of the board of Ambac Assurance, OCI and potentially the Rehabilitation Court (as defined below).
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the authority of the Rehabilitator (as defined below) to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity.
Although we are exploring new business opportunities for Ambac, no assurance can be given that we will be able to execute the acquisition or development of any new business. In addition, there can be no assurance that we will be able to obtain the financial and other resources that

| Ambac Financial Group, Inc. 5 2016 First Quarter FORM 10-Q |

may be required to finance the acquisition or development of new businesses. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative.
As a result of uncertainties associated with the aforementioned oversight by the Rehabilitator of the Segregated Account, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the three months ended March 31, 2016 and the year ended December 31, 2015, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Net par exposure as of March 31, 2016 for policies allocated to the Segregated Account was $13,832,551. Policy obligations not allocated to the Segregated Account remain in the General Account of Ambac Assurance, and such policies in the General Account are not subject to and, therefore, will not be directly impacted by the Segregated Account Rehabilitation Plan.
To pay claims and other liabilities, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”). In addition, certain operating and administrative costs and expenses of the Segregated Account are reimbursable by Ambac Assurance pursuant to the Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account and Ambac Assurance, as amended (the “Cooperation Agreement”). Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At March 31, 2016, Ambac Assurance’s surplus as regards to policyholders of $646,492 exceeded the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed its significant accounting policies in Note 2. Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. All intercompany balances and transactions have been eliminated. The results of operations for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet was derived from audited financial statements.
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

| Ambac Financial Group, Inc. 6 2016 First Quarter FORM 10-Q |

Recently Adopted and Recently Issued Accounting Standards
Adopted:
Effective January 1, 2016, Ambac adopted the following accounting standards:
ASU 2014-12, Compensation - Stock Compensation (Topics 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Generally, share-based payment awards that require a specific performance target to be met also require an employee to render service until the performance target is achieved. However, in some cases, the terms of an award may provide that the performance target could be achieved after the employee completes the requisite service period. Under previous U.S. GAAP, there was no explicit guidance on how to account for share-based payment awards with performance targets that could be achieved after the requisite service period. This ASU is intended to resolve diversity in practice with respect to how the performance target is considered in the grant-date fair value of the award, which impacts the amount of compensation cost recognized over time. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As a result, the performance target would not be reflected in estimating the fair value of the award at the grant date. As Ambac previously followed the guidance in ASU 2014-12 for its share-based awards which have performance targets, the adoption of this ASU had no material impact on Ambac's financial statements.
ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. A collateralized financing entity ("CFE") is a variable interest entity with nominal or no equity that holds financial assets and issues beneficial interests in those financial assets. The beneficial interests, which are financial liabilities of the CFE, have contractual recourse only to the related assets of the CFE. Currently, a reporting entity that is required to consolidate a CFE may elect to measure the financial assets and financial liabilities of the CFE at fair value. Under the ASU, a reporting entity may elect to measure such assets and liabilities using either: i) the measurement principles in the Fair Value Measurement Topic of the ASC or ii) an alternative measurement approach specified in the ASU. The alternative measurement approach uses the more observable of either the fair value of the financial assets or financial liabilities to measure both. However, a reporting entity may not use the alternative measurement approach if it guarantees all or a portion of the CFE's beneficial interests. Furthermore, entities that do not (or may not) use the alternative measurement approach may not attribute any of the CFE's earnings to noncontrolling interests. The ASU is intended to address diversity in practice in accounting for the measurement difference between financial assets and financial liabilities of CFEs. Most of the CFEs consolidated by Ambac are the result of Ambac’s guarantee of the CFEs' respective beneficial interests. As a result, we may not apply the measurement alternative in this ASU to those CFEs.  Previously, Ambac had one consolidated CFE where we elected to measure the financial assets and financial liabilities at fair value and where a portion of the CFEs earnings were attributed to noncontrolling interests. As a result, we have elected to use a modified retrospective approach in adopting this ASU and have reclassified $6,442 related to this CFE from noncontrolling interest to retained earnings on the balance sheet effective January 1, 2016. There was no impact on the Statement of Comprehensive Income.
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
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU makes changes to the variable interest ("VIE") model and voting interest ("VOE") model consolidation guidance. The main provisions of the ASU include the following: i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; ii) eliminating the presumption that the general partner should consolidate a limited partnership; iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. Adoption of this ASU did not have a material effect on Ambac’s financial statements.
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that

| Ambac Financial Group, Inc. 7 2016 First Quarter FORM 10-Q |

debt liability, consistent with debt discounts, rather than as a deferred asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU requires retrospective application to all prior periods presented. Adoption of this ASU did not have a material effect on Ambac’s financial statements.
ASU 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Reporting entities are permitted to use net asset value ("NAV") as a practical expedient to measure the fair value of certain investments. Under previous U.S. GAAP, investments that use the NAV practical expedient to measure fair value were categorized within the fair value hierarchy as level 2 or level 3 investments depending on their redemption attributes, which has led to diversity in practice. This ASU will remove the requirement to categorize within the fair value hierarchy all investments that use the NAV practical expedient for fair value measurement purposes. Furthermore, the ASU will remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient. Upon adoption Ambac applied this ASU retrospectively to all prior periods presented, which was not material to Ambac's financial statements. Disclosures that were impacted by adoption of this ASU are shown in Note 7 - Fair Value Measurements.
Issued:
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments. Current accounting rules require that embedded derivatives be separated from the host contract in a financial instrument and accounted for separately as derivatives if certain criteria are met. One of these criteria is that the economic characteristics and risks of the embedded derivatives are not "clearly and closely related" to the host contract. The objective of the ASU is to resolve diversity in practice in assessing embedded contingent put and call options. The ASU clarifies what steps are required when assessing whether the economic characteristics and risk of put and call options are clearly and closely related to their debt host contracts. The ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The ASU must be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Ambac will adopt this ASU on January 1, 2017. We are evaluating the impact of this ASU on Ambac's financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting. This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively as if the equity method had been in effect during all previous periods that the investment had been owned. The ASU will now require that at the date an available-for-sale equity security becomes qualified for the equity method of accounting, the reporting entity will recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2016, with early adoption permitted. The amendments should be applied prospectively upon adoption. Ambac may choose to early adopt this ASU to the extent we hold an available-for-sale equity security that becomes qualified for the equity method of accounting. Adoption of this ASU is not expected to have a material affect on Ambac's financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The objective of this ASU is to improve and simplify the accounting for employee share-based payment accounting. The amendments are as follows: (i) recognizing excess tax benefits and tax deficiencies as income tax expense, (ii) recognizing excess tax benefits regardless of whether it reduces taxes payable in the current period, (iii) classifying excess tax benefits related to share-based payments along with other income tax cash flows as an operating activity on the statement of cash flows, (iv) allowing companies to make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur, for purposes of accruing compensation cost, (v) to qualify for equity classification treatment, permitting tax withholding by employees up to the maximum statutory tax rate and (vi) classifying cash paid by an employer to a taxing authority when directly withholding shares as a financing activity on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. Depending on which of the above amendments are being implemented, the application will be prospective, retrospective or using a modified retrospective approach. Ambac will adopt this ASU on January 1, 2017. We are evaluating the impact of this ASU on Ambac's financial statements.
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

| Ambac Financial Group, Inc. 8 2016 First Quarter FORM 10-Q |

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
Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities were established as separate legal entities, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of these entities were contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Effective February 17, 2015, one of the special purpose entities was liquidated as it no longer had any outstanding liabilities. Ambac has not consolidated these entities because Ambac Assurance’s policies issued to these entities were allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At March 31, 2016 and December 31, 2015 the fair value of the remaining entity was $8,411 and $8,696, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Since their inception, there have been 15 individual transactions with these entities, of which 3 transactions remain outstanding as of March 31, 2016. In each case, Ambac sold assets to these entities. The purchase by these entities of financial assets was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. Total principal amount of MTN debt outstanding was $454,510 and $465,160 at March 31, 2016 and December 31, 2015, respectively. The assets are composed of utility obligations with a weighted average rating of BBB at March 31, 2016 and weighted average life of 5.9 years. As of March 31, 2016 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

In July 2015, Ambac Assurance entered into a secured borrowing transaction whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). The Securities had par and fair value of $367,986 and $381,249 as of March 31, 2016, respectively. Although the Securities were legally sold to the Trust, the Securities will remain in Invested assets on the Consolidated Balance Sheets. Refer to Note 8. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate entitling the Issuer to, and secured by, all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8%. Both the Trust and the Issuer are consolidated

| Ambac Financial Group, Inc. 9 2016 First Quarter FORM 10-Q |

VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $122,058 as of March 31, 2016 and is reported in Long-Term Debt on the Consolidated Balance Sheets.
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
As of March 31, 2016, consolidated VIE assets and liabilities relating to 15 consolidated entities were $14,150,874 and $14,077,034, respectively. As of December 31, 2015, consolidated VIE assets and liabilities relating to 15 consolidated entities were $14,288,497 and $14,259,776, respectively. Ambac is not primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of most consolidated VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Investments:
Corporate obligations	$2,622,724	$2,588,556
Total variable interest entity assets: fixed income securities	$2,622,724	$2,588,556
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of March 31, 2016 and December 31, 2015:

	Estimated fair value	Unpaid principal balance
March 31, 2016
Loans	$11,516,242	$8,939,155
Long-term debt	11,998,561	10,436,014
December 31, 2015
Loans	11,690,324	9,182,284
Long-term debt	$12,327,960	$10,803,729

| Ambac Financial Group, Inc. 10 2016 First Quarter FORM 10-Q |

For the three months ended March 31, 2015, Ambac deconsolidated one VIE when the associated financial guarantee exposure matured. There was no gain or loss resulting from this deconsolidation.
Variable Interests in Non-Consolidated VIEs
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports its interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $26,471 as of March 31, 2016.

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of March 31, 2016 and December 31, 2015:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
March 31, 2016:
Global structured finance:
Collateralized debt obligations	$973,278	$259	$3,565	$(163,575)
Mortgage-backed—residential	16,584,533	703,479	3,008,132	—
Other consumer asset-backed	2,488,102	29,493	339,895	—
Other commercial asset-backed	1,991,985	81,537	73,530	—
Other	3,329,345	80,346	472,567	16,049
Total global structured finance	25,367,243	895,114	3,897,689	(147,526)
Global public finance	27,745,509	377,116	415,068	(12,498)
Total	$53,112,752	$1,272,230	$4,312,757	$(160,024)

December 31, 2015:
Global structured finance:
Collateralized debt obligations	$980,935	$264	$3,639	$(129,525)
Mortgage-backed—residential	17,081,002	1,279,650	2,680,739	—
Other consumer asset-backed	3,853,443	47,346	535,090	—
Other commercial asset-backed	2,393,805	104,033	94,191	—
Other	3,286,568	81,017	461,364	15,410
Total global structured finance	27,595,753	1,512,310	3,775,023	(114,115)
Global public finance	28,586,582	377,412	427,299	(24,860)
Total	$56,182,335	$1,889,722	$4,202,322	$(138,975)

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

(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represent the amount recorded in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Net derivative assets (liabilities) represent the fair value recognized on credit derivative contracts and interest rate swaps on Ambac’s Consolidated Balance Sheets.

| Ambac Financial Group, Inc. 11 2016 First Quarter FORM 10-Q |

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Three Months Ended March 31, 2016
Beginning Balance	$50,963	$9,344	$(45,092)	$15,215
Other comprehensive income before reclassifications	51,562	—	(17,781)	33,781
Amounts reclassified from accumulated other comprehensive income	8,229	787	—	9,016
Net current period other comprehensive income (loss)	59,791	787	(17,781)	42,797
Balance at March 31, 2016	$110,754	$10,131	$(62,873)	$58,012

Three Months Ended March 31, 2015
Beginning Balance	$210,693	$10,031	$(441)	$220,283
Other comprehensive income before reclassifications	33,554	—	(33,479)	75
Amounts reclassified from accumulated other comprehensive income	(51,002)	(27)	—	(51,029)
Net current period other comprehensive income (loss)	(17,448)	(27)	(33,479)	(50,954)
Balance at March 31, 2015	$193,245	$10,004	$(33,920)	$169,329
(1)    All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the
Details about Accumulated Other	Three Months Ended March 31,		Consolidated Statement of
Comprehensive Income Components	2016	2015	Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$8,229	$(51,002)	Net realized investment (losses) gains and other-than-temporary impairment losses
	—	—	Tax (expense) benefit
	$8,229	$(51,002)	Net of tax and noncontrolling interest (3)
Amortization of Postretirement Benefit
Prior service cost	$(166)	$(166)	Operating expenses (2)
Actuarial gains (losses)	953	139	Operating expenses (2)
	787	(27)	Total before tax
	—	—	Tax (expense) benefit
	$787	$(27)	Net of tax and noncontrolling interest (3)
Total reclassifications for the period	$9,016	$(51,029)	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Total Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.
5. NET INCOME PER SHARE
Pursuant to the Second Modified Fifth Amended Plan of Reorganization of Ambac (the "Reorganization Plan"), 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitle such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the three months ended March 31, 2016 and 2015, 0 and 125 warrants were exercised, respectively, resulting in an issuance of 0 and 125 shares of common stock, respectively.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. As of March 31, 2016, Ambac had repurchased 631,600 warrants totaling $5,375, leaving 4,407,537 warrants outstanding with an exercise price of $16.67 per share and expiration of April 30, 2023.  There were no repurchases in 2016.

| Ambac Financial Group, Inc. 12 2016 First Quarter FORM 10-Q |

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares used for basic earnings per share plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants issued under the Reorganization Plan and vested and unvested options, unvested restricted stock and performance stock units granted under employee and director compensation plans.
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended March 31,
	2016	2015
Basic weighted average shares outstanding	45,176,978	45,156,202
Effect of potential dilutive shares:
Warrants	—	1,751,798
Stock options	—	12,841
Restricted stock units	56,902	25,013
Performance stock units	10,117	3,145
Diluted weighted average shares outstanding	45,243,997	46,948,999
Antidilutive securities for the three months ended March 31, 2016 included stock options and warrants to purchase 176,668 and 4,407,537 shares of common stock, respectively, where the exercise price was greater than the average market price, 51,992 restricted stock units and 263,988 performance stock units at their target amounts. Antidilutive securities for the three months ended March 31, 2015 included stock options to purchase 110,000 shares of common stock where the exercise price was greater than the average market price.
6. FINANCIAL GUARNTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at March 31, 2016 and December 31, 2015, was 2.5% and 2.7%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at March 31, 2016 and December 31, 2015, was 9.2 years and 9.2 years, respectively.
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
Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees and other parties are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. As of March 31, 2016 and December 31, 2015, approximately 25% and 27% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, structured insurance, lease securitizations and student loan transactions, which comprised 8%, 5%, 4%, and 3%, of the total premium receivables at March 31, 2016 and 8%, 5%, 5%, and 5% of the total premium receivables at December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, $10,114 and $15,240 respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at March 31, 2016.

| Ambac Financial Group, Inc. 13 2016 First Quarter FORM 10-Q |

Below is the gross premium receivable roll-forward for the affected periods:

	Three Months Ended March 31,
	2016	2015
Beginning premium receivable	$831,575	$1,000,607
Premium receipts	(21,377)	(27,453)
Adjustments for changes in expected and contractual cash flows	(35,029)	(5,918)
Accretion of premium receivable discount	5,123	6,282
Changes to uncollectable premiums	5,126	698
Other adjustments (including foreign exchange)	(3,340)	(22,217)
Ending premium receivable	$782,078	$951,999
Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired, including those retirements due to calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, the recognition of any remaining UPR is offset by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three months ended March 31, 2016 and 2015 was $14,976 and $22,852, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow. The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date (a refunding) or a specified call date (a pre-refunding). Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished. For policies with refunding securities, premium revenue recognition is not impacted as the escrowed maturity date is the same as the previous legal maturity date. For policies with pre-refunding securities, the maturity date of the pre-refunded security has been shortened from its previous legal maturity. Although premium revenue recognition has not been accelerated in the period of the pre-refunding, it results in an increase in the rate at which the policy's remaining UPR is to be recognized.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Written	Earned	Written	Earned
Direct	$(24,780)	$56,990	$1,062	$71,649
Assumed	—	21	—	22
Ceded	(6,045)	4,211	365	5,953
Net premiums	$(18,735)	$52,800	$697	$65,718

| Ambac Financial Group, Inc. 14 2016 First Quarter FORM 10-Q |

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at March 31, 2016:

	Future premiums to be collected (1)	Future premiums to be earned net of reinsurance (1)
Three months ended:
June 30, 2016	$19,259	$31,587
September 30, 2016	18,942	29,248
December 31, 2016	19,299	27,519
Twelve months ended:
December 31, 2017	72,081	96,126
December 31, 2018	67,527	84,162
December 31, 2019	63,878	77,934
December 31, 2020	60,815	73,366
Five years ended:
December 31, 2025	249,945	294,692
December 31, 2030	203,751	203,435
December 31, 2035	131,456	119,037
December 31, 2040	44,366	42,309
December 31, 2045	20,266	17,763
December 31, 2050	7,247	7,818
December 31, 2055	601	1,298
Total	$979,433	$1,106,294

(1)
Future premiums to be collected is undiscounted and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premium liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and Significant Accounting Principles in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K for the year ended December 31, 2015. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in higher unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

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

•
The PV of expected net cash flows represents the PV of expected cash outflows less the PV of expected cash inflows. The PV of expected net cash flows are impacted by: (i) expected future claims to be paid under an insurance contract, including the impact of potential settlement outcomes upon future installment premiums, (ii) expected recoveries from contractual breaches of RMBS representations and warranties by transaction sponsors, (iii) excess spread within the underlying transaction's cash flow structure, and (iv) other subrogation recoveries. Expected receipts from third parties within the underlying transaction's cash flow structure relating to contractual breaches in non-RMBS securitizations may also reduce expected future claims. Ambac’s approach to resolving disputes involving contractual breaches by transaction sponsors or other third parties has included negotiations and/or pursuing litigation. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our estimate of subrogation recoveries, since any remedies under such claims would be non-contractual.

Net cash outflow policies represent contracts where the sum of unpaid claims plus the PV of expected cash outflows are greater than the PV of expected cash inflows. For such policies, a “Loss and loss expense reserves” liability is recorded for the sum of: (i) unpaid claims plus (ii) the

| Ambac Financial Group, Inc. 15 2016 First Quarter FORM 10-Q |

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
The approaches used to estimate expected future claims and expected future recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at March 31, 2016 and December 31, 2015:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
March 31, 2016:
Loss and loss expense reserves	$2,348,259	$417,508	$3,090,003	$(1,384,282)	$(167,941)	$4,303,547
Subrogation recoverable	635,735	115,320	200,258	(1,611,784)	—	(660,471)
Totals	$2,983,994	$532,828	$3,290,261	$(2,996,066)	$(167,941)	$3,643,076

December 31, 2015:
Loss and loss expense reserves	$2,138,952	$349,668	$3,265,349	$(1,476,276)	$(189,587)	$4,088,106
Subrogation recoverable	828,802	141,349	207,674	(2,407,118)	—	(1,229,293)
Totals	$2,967,754	$491,017	$3,473,023	$(3,883,394)	$(189,587)	$2,858,813
Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Three Months Ended March 31,
	2016	2015
Beginning gross loss and loss expense reserves	$2,858,813	$3,798,733
Less reinsurance on loss and loss expense reserves	44,059	100,355
Beginning balance of net loss and loss expense reserves	$2,814,754	$3,698,378
Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	768	1
Claim and loss expense (payments) recoveries, net of subrogation and reinsurance	—	—
Total current year	768	1
Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(95,811)	(132,639)
Claim and loss expense (payments) recoveries, net of subrogation and reinsurance	916,206	(104,202)
(Increase) decrease in previously established RMBS subrogation recoveries, net of reinsurance	(20,319)	(44,195)
Total prior years	800,076	(281,036)
Net change in net loss and loss expense reserves	800,844	(281,035)
Ending net loss and loss expense reserves	3,615,598	3,417,343
Add reinsurance on loss and loss expense reserves (1)	27,478	74,519
Ending gross loss and loss expense reserves	$3,643,076	$3,491,862

(1)
Reinsurance recoverable reported on the Balance Sheet also includes reinsurance recoverables (payables) of previously presented loss and loss expenses of $(162) and $4,789 as of March 31, 2016 and 2015, respectively.

The increase in gross loss and loss expense reserves during the three months ended March 31, 2016 was due to the receipt of RMBS subrogation recoverables related to loss and loss expense reserves established in prior years. Offsetting this increase in loss and loss expense reserves was positive development primarily due to the impact of commutations in the student loan portfolio and reduced future claims for the RMBS portfolio partially offset by negative development in certain public finance and Ambac UK transactions and interest accrued on Deferred Amounts. The

| Ambac Financial Group, Inc. 16 2016 First Quarter FORM 10-Q |

positive development in loss and loss expense reserves established in prior years for the three months ended March 31, 2015 was primarily due to reduced future claims in the RMBS and student loan portfolios and the impact of commutations in the student loan portfolio.
The net change in net loss and loss expense reserves are included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income. Reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were an expense of $9,454 and $20,601 for the three months ended March 31, 2016 and 2015, respectively.
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at March 31, 2016 and December 31, 2015. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. The weighted average risk-free rate used to discount loss reserves at March 31, 2016 and December 31, 2015 was 2.0% and 2.4%, respectively.

Surveillance Categories as of March 31, 2016
	I/SL	IA	II	III	IV	V	Total
Number of policies	40	14	26	59	166	3	308
Remaining weighted-average contract period (in years)	10	17	26	17	15	6	16
Gross insured contractual payments outstanding:
Principal	$2,217,143	$262,318	$1,962,283	$2,440,917	$8,662,183	$54,590	$15,599,434
Interest	962,608	107,335	6,835,208	1,619,094	2,342,277	16,790	11,883,312
Total	$3,179,751	$369,653	$8,797,491	$4,060,011	$11,004,460	$71,380	$27,482,746
Gross undiscounted claim liability (1)	$7,717	$5,630	$165,930	$1,259,532	$6,254,134	$71,379	$7,764,322
Discount, gross claim liability	(534)	(502)	(83,763)	(291,056)	(645,766)	(4,876)	(1,026,497)
Gross claim liability before all subrogation and before reinsurance	$7,183	$5,128	$82,167	$968,476	$5,608,368	$66,503	$6,737,825
Less:
Gross RMBS subrogation (2)	—	—	(1,203)	—	(1,860,701)	—	(1,861,904)
Discount, RMBS subrogation	—	—	4	—	6,827	—	6,831
Discounted RMBS subrogation, before reinsurance	—	—	(1,199)	—	(1,853,874)	—	(1,855,073)
Less:
Gross other subrogation (3)	—	—	(10,907)	(502,340)	(882,664)	(13,098)	(1,409,009)
Discount, other subrogation	—	—	2,731	159,858	102,074	3,353	268,016
Discounted other subrogation, before reinsurance	—	—	(8,176)	(342,482)	(780,590)	(9,745)	(1,140,993)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$7,183	$5,128	$72,792	$625,994	$2,973,904	$56,758	$3,741,759
Less: Unearned premium revenue	(4,411)	(1,767)	(48,102)	(43,791)	(69,434)	(436)	(167,941)
Plus: Loss expense reserves	1,907	64	275	13,486	53,526	—	69,258
Gross loss and loss expense reserves	$4,679	$3,425	$24,965	$595,689	$2,957,996	$56,322	$3,643,076
Reinsurance recoverable reported on Balance Sheet (4)	$722	$920	$104	$40,904	$(15,334)	$—	$27,316

(1)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation primarily represents subrogation related to excess spread or other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)	Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $27,478 related to future loss and loss expenses and $(162) related to presented loss and loss expenses.

| Ambac Financial Group, Inc. 17 2016 First Quarter FORM 10-Q |

Surveillance Categories as of December 31, 2015
	I/SL	IA	II	III	IV	V	Total
Number of policies	33	14	23	63	157	3	293
Remaining weighted-average contract period (in years)	9	17	26	19	13	6	15
Gross insured contractual payments outstanding:
Principal	$1,830,549	$263,288	$1,912,237	$2,972,615	$8,942,730	$54,590	$15,976,009
Interest	724,940	107,624	6,834,538	1,792,525	2,391,523	16,791	11,867,941
Total	$2,555,489	$370,912	$8,746,775	$4,765,140	$11,334,253	$71,381	$27,843,950
Gross undiscounted claim liability (1)	$6,188	$5,632	$173,930	$1,595,525	$6,339,537	$71,381	$8,192,193
Discount, gross claim liability	(515)	(652)	(96,218)	(458,805)	(770,694)	(6,779)	(1,333,663)
Gross claim liability before all subrogation and before reinsurance	$5,673	$4,980	$77,712	$1,136,720	$5,568,843	$64,602	$6,858,530
Less:
Gross RMBS subrogation (2)	—	—	—	—	(2,841,291)	—	(2,841,291)
Discount, RMBS subrogation	—	—	—	—	11,716	—	11,716
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,829,575)	—	(2,829,575)
Less:
Gross other subrogation (3)	—	—	(12,937)	(526,957)	(835,078)	(13,098)	(1,388,070)
Discount, other subrogation	—	—	3,961	198,643	127,669	3,978	334,251
Discounted other subrogation, before reinsurance	—	—	(8,976)	(328,314)	(707,409)	(9,120)	(1,053,819)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$5,673	$4,980	$68,736	$808,406	$2,031,859	$55,482	$2,975,136
Less: Unearned premium revenue	(3,360)	(1,796)	(48,871)	(63,257)	(71,848)	(455)	(189,587)
Plus: Loss expense reserves	—	66	629	15,090	57,479	—	73,264
Gross loss and loss expense reserves	$2,313	$3,250	$20,494	$760,239	$2,017,490	$55,027	$2,858,813
Reinsurance recoverable reported on Balance Sheet (4)	$642	$880	$85	$59,503	$(17,111)	$—	$43,999

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
Ambac records estimated subrogation recoveries for breaches of representations and warranties (R&W) by sponsors of certain RMBS transactions. For a discussion of the Random Sample approach utilized to estimate R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. From time to time R&W subrogation may include estimates of potential sponsor settlements that are currently in negotiation, but have not been subject to a sampling approach. However, such estimates are not material to Ambac’s financial results and therefore are included in the Random Sample section of this table.
Ambac has recorded RMBS subrogation recoveries of $1,855,073 ( $1,827,690 net of reinsurance) and $2,829,575 ( $2,800,149 net of reinsurance) at March 31, 2016 and December 31, 2015, respectively. The balance of RMBS subrogation recoveries and the related loss reserves, using the Random Sample estimation approach, at March 31, 2016 and December 31, 2015, are as follows:

Random Sample Approach	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2)(3)	Gross loss reserves after subrogation recoveries
At March 31, 2016	$1,298,065	$(1,855,073)	$(557,008)

At December 31, 2015	$1,850,804	$(2,829,575)	$(978,771)

| Ambac Financial Group, Inc. 18 2016 First Quarter FORM 10-Q |

(1)	Includes unpaid RMBS claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

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

Below is the rollforward of RMBS subrogation, by random sample estimation approach, for the affected periods:

	Three Months Ended March 31,
	2016	2015
Discounted RMBS subrogation (gross of reinsurance) at beginning of period	$2,829,575	$2,523,540
Changes recognized during the period:
Impact of sponsor actions (1)	(995,000)	—
All other changes (2)	20,498	44,813
Discounted RMBS subrogation (gross of reinsurance) at end of period	$1,855,073	$2,568,353

(1)	Sponsor actions include loan repurchases, direct payments to Ambac and other contributions.

(2)
All other changes which may impact RMBS subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor and/or the projected timing of recoveries. All other changes may also include estimates of potential sponsor settlements that may not have been subject to a sampling approach, are currently in negotiation or have been executed but the settlement amounts have not yet been received. Those that have not been subject to a sampling approach are not material to Ambac’s financial results and therefore are included in the Random Sample column of this table.

Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income. For the three months ended March 31, 2016 and 2015, the insurance intangible amortization expense was $50,890 and $37,432, respectively. As of March 31, 2016 and December 31, 2015, the gross carrying value of the insurance intangible asset was $1,613,373 and $1,626,566, respectively. Accumulated amortization of the insurance intangible asset was $463,407 and $414,454, as of March 31, 2016 and December 31, 2015, respectively, resulting in a net insurance intangible asset of $1,149,966 and $1,212,112, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$84,089	$99,230	$88,572	$80,088	$74,213	$723,774

| Ambac Financial Group, Inc. 19 2016 First Quarter FORM 10-Q |

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

As discussed in Note 2. Basis of Presentation and Significant Accounting Policies, effective January 1, 2016, the Company retrospectively adopted ASU No. 2015-07 which no longer requires investments measured at fair value using NAV per share as a practical expedient to be categorized within the fair value hierarchy. Therefore, the Company no longer includes its investments in partially-owned investment companies, investment funds, and limited partnerships within the fair value hierarchy and the Level 3 rollforward tables disclosed below. Prior period amounts within the fair value hierarchy disclosures contained in this section have been revised to conform to the current period presentation. This guidance requires a change in disclosure only and adoption of this guidance did not have an impact on our financial condition or results of operations.

| Ambac Financial Group, Inc. 20 2016 First Quarter FORM 10-Q |

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of March 31, 2016 and December 31, 2015, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
March 31, 2016:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$385,830	$385,830	$—	$385,830	$—
Corporate obligations	1,646,304	1,646,304	—	1,646,304	—
Foreign obligations	96,641	96,641	82,490	14,151	—
U.S. government obligations	33,449	33,449	33,449	—	—
U.S. agency obligations	4,186	4,186	—	4,186	—
Residential mortgage-backed securities	2,274,055	2,274,055	—	1,634,351	639,704
Collateralized debt obligations	99,341	99,341	—	99,341	—
Other asset-backed securities	1,110,455	1,110,455	—	1,038,669	71,786
Fixed income securities, pledged as collateral:
U.S. government obligations	64,918	64,918	64,918	—	—
Short term investments	436,760	436,760	431,077	5,683	—
Other investments (2)	320,847	304,180	47,673	—	9,804
Cash and cash equivalents	29,142	29,142	29,142	—	—
Loans	5,109	5,082	—	—	5,082
Derivative assets:
Credit derivatives	—	—	—	—	—
Interest rate swaps—asset position	97,559	97,559	—	23,012	74,547
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	—	—	—	—	—
Other assets	8,411	8,411	—	—	8,411
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,622,724	2,622,724	—	—	2,622,724
Restricted cash	5,642	5,642	5,642	—	—
Loans	11,516,242	11,516,242	—	—	11,516,242
Total financial assets	$20,757,615	$20,740,921	$694,391	$4,851,527	$14,948,300
Financial liabilities:
Obligations under investment agreements	$100,358	$101,335	$—	$—	$101,335
Long term debt, including accrued interest	1,486,956	1,350,614	—	123,519	1,227,095
Derivative liabilities:
Credit derivatives	21,929	21,929	—	—	21,929
Interest rate swaps—asset position	(79,168)	(79,168)	—	(79,168)	—
Interest rate swaps—liability position	465,453	465,453	—	302,941	162,512
Futures contracts	117	117	117	—	—
Liabilities for net financial guarantees written (1)	2,857,709	3,925,664	—	—	3,925,664
Variable interest entity liabilities:
Long-term debt	11,998,561	11,998,561	—	9,210,145	2,788,416
Derivative liabilities:
Interest rate swaps—liability position	2,123,608	2,123,608	—	2,123,608	—
Currency swaps—asset position	(48,801)	(48,801)	—	(48,801)	—
Total financial liabilities	$18,926,722	$19,859,312	$117	$11,632,244	$8,226,951

| Ambac Financial Group, Inc. 21 2016 First Quarter FORM 10-Q |

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
December 31, 2015:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$420,770	$420,770	$—	$420,770	$—
Corporate obligations	1,593,669	1,593,669	—	1,593,669	—
Foreign obligations	96,306	96,306	87,808	8,498	—
U.S. government obligations	26,687	26,687	26,687	—	—
U.S. agency obligations	4,212	4,212	—	4,212	—
Residential mortgage-backed securities	1,977,338	1,977,338	—	1,488,454	488,884
Collateralized debt obligations	84,267	84,267	—	84,267	—
Other asset-backed securities	840,527	840,527	—	840,527	—
Fixed income securities, pledged as collateral:
U.S. government obligations	64,555	64,555	64,555	—	—
Short term investments	225,789	225,789	197,398	28,391	—
Other investments (2)	310,600	298,095	45,745	—	12,834
Cash and cash equivalents	35,744	35,744	35,744	—	—
Loans	5,206	5,128	—	—	5,128
Derivative assets:
Credit derivatives	—	—	—	—	—
Interest rate swaps—asset position	84,886	84,886	—	21,848	63,038
Interest rate swaps—liability position	—	—	—	—	—
Futures contracts	109	109	109	—	—
Other assets	8,696	8,696	—	—	8,696
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,588,556	2,588,556	—	—	2,588,556
Restricted cash	5,822	5,822	5,822	—	—
Loans	11,690,324	11,690,324	—	—	11,690,324
Total financial assets	$20,064,063	$20,051,480	$463,868	$4,490,636	$14,857,460
Financial liabilities:
Obligations under investment agreements	$100,358	$101,400	$—	$—	$101,400
Long term debt, including accrued interest	1,481,045	1,235,721	—	132,837	1,102,884
Derivative liabilities:
Credit derivatives	34,543	34,543	—	—	34,543
Interest rate swaps—asset position	(52,128)	(52,128)	—	(52,128)	—
Interest rate swaps—liability position	370,943	370,943	—	243,256	127,687
Futures contracts	—	—	—	—	—
Other contracts	—	—	—	—	—
Liabilities for net financial guarantees written (1)	2,033,484	2,325,859	—	—	2,325,859
Variable interest entity liabilities:
Long-term debt	12,327,960	12,327,960	—	9,147,790	3,180,170
Derivative liabilities:
Interest rate swaps—liability position	1,965,265	1,965,265	—	1,965,265	—
Currency swaps—liability position	(36,862)	(36,862)	—	(36,862)	—
Total financial liabilities	$18,224,608	$18,272,701	$—	$11,400,158	$6,872,543

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

(2)
Excluded from the fair value measurement categories in the table above are investments funds of $246,703 and $239,516 as of March 31, 2016 and December 31, 2015, respectively, which are measured using NAV per share as a practical expedient.

| Ambac Financial Group, Inc. 22 2016 First Quarter FORM 10-Q |

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At March 31, 2016, approximately 5%, 83%, and 12% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2015, approximately 9%, 82%, and 9% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. Among the investments valued using internal valuation models are Ambac insured securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. These securities are internally valued based upon the valuation of Ambac Assurance's surplus notes and comprise 11% and 9% of the portfolio at March 31, 2016 and December 31, 2015, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: These securities are guaranteed under policies that are subject to the Segregated Account Rehabilitation Plan and have projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. The fair value of such securities classified as Level 3 was $639,704 and $488,884 at March 31, 2016 and December 31, 2015, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan, are to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Refer to Note 1. Background and Business Description and to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 23 2016 First Quarter FORM 10-Q |

included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further description of the Segregated Account Rehabilitation Plan and its impact on the payment of Segregated Account policy claims and surplus note redemptions.
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $71,786 and $0 at March 31, 2016 and December 31, 2015, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at March 31, 2016 include the following weighted averages:

March 31, 2016
a. Coupon rate:	5.96%
b. Average Life:	18.30 years
c. Yield:	12.25%
Other Investments:
Other investments primarily relate to investments in pooled investment funds. The fair value of pooled investment funds is determined using dealer quotes or alternative pricing sources when such investments have readily determinable fair values. When fair value is not readily determinable, pooled investment funds are valued using the net asset value (“NAV”) per share as a practical expedient as permitted under the Fair Value Measurement Topic of the ASC. Below is additional information about such investments in pooled funds that are reported at fair value using NAV as a practical expedient. There are no unfunded commitments applicable to any of these investments for the periods disclosed.

	Fair Value
Class of Funds	March 31, 2016	December 31, 2015	Redemption Frequency	Redemption Notice Period
Real estate properties [1]	$58,266	$59,719	quarterly	10 business days
Diversified hedge fund strategies [2]	49,218	35,464	semi-monthly	15 -30 days
Interest rate products [3]	95,503	99,579	daily, weekly or monthly	0 - 30 days
Illiquid investments [4]	43,716	44,754	quarterly	180 days

(1)	Investments consist of UK property to generate income and capital growth

(2)
Investments seek diversified exposure to hedge fund core strategies to produce high risk-adjusted returns, with low long-term correlation to traditional markets and with targeted volatility levels. Funds may have the right to defer redemptions under certain circumstances.

(3)
This class of funds include investments in a range of instruments including loans, CLOs, asset-backed securities and floating rate notes to generate income and capital appreciation. Funds with less frequent redemption periods limit redemptions to as little as 15% per period. Funds with a same day redemption notice period are redeemable only weekly, while funds that may be redeemed any business day have a 30 day notice period.

(4)
This class seeks to obtain high long-term total return through investments with low liquidity and defined term, resulting in expected capital distributions to subscribers between 2020 and 2023. Redemptions cannot occur prior to the expiration of the investment lock-up period in May 2018.

Other investments also includes Ambac's interest in a non-consolidated VIE, which is carried under the equity method. Valuation of this equity interest is internally calculated using a discounted cash flow approach and is classified as Level 3.
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. The fair value of credit derivative liabilities was reduced by $4,615 and $10,124 at March 31, 2016 and December 31, 2015, respectively, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $82,578 and $78,728 at March 31, 2016 and December 31, 2015, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations.
As described further below, certain valuation models require other inputs that are not readily observable in the market. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market.

| Ambac Financial Group, Inc. 24 2016 First Quarter FORM 10-Q |

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
For derivatives that do not trade, or trade in less liquid markets such as credit derivatives, an internal model is used because such instruments tend to be unique, contain complex or heavily modified and negotiated terms and pricing information is not readily available in the market. Derivative fair value models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques. Ambac has not made any significant changes to its modeling techniques or related model inputs for the periods presented.
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
Key variables used in our valuation of substantially all of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads and the CVA applied against Ambac Assurance liabilities by market participants. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s portfolio risk management group. Fair values of the underlying reference obligations are obtained from broker quotes when available or are estimated internally. Implicit in the fair values we obtain on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values.
Fair values of reference obligations named in our CDS contracts are an input to determine the estimated fair value of the CDS and are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. CDS reference obligation fair values are based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency.
When quotes for reference obligations are not available or cannot be reasonably corroborated, reference obligation prices used in the valuation model are estimated internally based on available market prices or spreads for securities or indices with similar characteristics such as underlying collateral, credit rating and expected life. Internal estimates may also consider historical quotes on the reference obligation, updated for changes in market factors and security specific developments such as credit rating changes. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 0% of CDS gross par outstanding and 0% of the CDS derivative liability as of March 31, 2016.
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

| Ambac Financial Group, Inc. 25 2016 First Quarter FORM 10-Q |

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
Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the current cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at LIBOR compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at LIBOR, was 17.4% and 22.7% as of March 31, 2016 and December 31, 2015, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).
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

| Ambac Financial Group, Inc. 26 2016 First Quarter FORM 10-Q |

The net notional outstanding of Ambac’s CDS contracts were $933,064 and $970,883 at March 31, 2016 and December 31, 2015, respectively. Credit derivative liabilities at March 31, 2016 and December 31, 2015 had a combined net fair value of $21,929 and $34,543, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of March 31, 2016 and December 31, 2015 is summarized below:

	March 31, 2016:		December 31, 2015:
	CLOs	Other	CLOs	Other (1)
Notional outstanding	$284,411	$648,653	$295,253	$617,148
Weighted average reference obligation price	98.9	90.3	98.4	85.2
Weighted average life (WAL) in years	0.9	5.9	1.1	6.1
Weighted average credit rating	AA	BBB+	AA	BBB+
Weighted average relative change ratio	36.3%	33.3%	36.3%	33.3%
CVA percentage	6.50%	17.87%	8.34%	23.34%
Fair value of derivative liabilities	$1,064	$20,865	$1,837	$32,697

(1)
Excludes contract for which fair values are based on credit derivative quotes rather than reference obligations quotes. As of December 31, 2015, these contracts had a combined notional outstanding of $58,482, WAL of 0.2 years and liability fair value of $9. Other inputs to the valuation of these transactions at December 31, 2015 include weighted average quotes of less than 1% of notional, weighted average rating of A+ and Ambac CVA percentage of 0.09%.

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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, net cash flows for each policy includes future: (i) installment premium receipts, (ii) gross claim payments, (iii) subrogation receipts, and (iv) unpaid claims on claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and interest thereon. The timing of future claim payments of the Segregated Account are at the sole discretion of the Rehabilitator. For ceded reinsurance contracts, net cash flows for each policy includes future: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each assumed or ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees there is a lack of observable market information to make this estimate. A profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The profit margin is applied to the present value of contracts in a net liability position. The discount rates used for contracts in a net liability position are derived from the rates implicit in the fair value of surplus notes and guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
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

| Ambac Financial Group, Inc. 27 2016 First Quarter FORM 10-Q |

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
European ABS transactions: The fair value of such obligations classified as Level 3 was $2,672,053 and $3,016,966 at March 31, 2016 and December 31, 2015, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at March 31, 2016 and December 31, 2015 include the following weighted averages:

March 31, 2016:		December 31, 2015:
a. Coupon rate:	1.37%	a. Coupon rate:	1.38%
b. Maturity:	16.33 years	b. Maturity:	16.44 years
c. Yield:	6.19%	c. Yield:	6.08%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $116,363 and $163,204 at March 31, 2016 and December 31, 2015, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at March 31, 2016 and December 31, 2015, include the following weighted averages:

March 31, 2016:		December 31, 2015:
a. Coupon rate:	5.88%	a. Coupon rate:	5.88%
b. Maturity:	21.56 years	b. Maturity:	21.81 years
c. Yield:	7.50%	c. Yield:	9.14%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at March 31, 2016 and December 31, 2015 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted

| Ambac Financial Group, Inc. 28 2016 First Quarter FORM 10-Q |

at a weighted average rate of 4.2% and 4.4% at March 31, 2016 and December 31, 2015, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
Additional Fair Value Information:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2016 and 2015. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Three Months Ended March 31, 2016:
Balance, beginning of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
Total gains/(losses) realized and unrealized:
Included in earnings	12,403	(285)	(7,983)	93,267	160,541	(1,952)	255,991
Included in other comprehensive income	28,019	—	—	(59,100)	(268,402)	72,860	(226,623)
Purchases	91,875	—	—	—	—	—	91,875
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(4,246)	—	(2,719)	—	(66,222)	106,197	33,010
Transfers into Level 3	94,555	—	—	—	—	—	94,555
Transfers out of Level 3	—	—	—	—	—	214,649	214,649
Deconsolidation of VIEs	—	—	—	—	—	—	—
Balance, end of period	$711,490	$8,411	$(109,894)	$2,622,723	$11,516,241	$(2,788,416)	$11,960,555
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(285)	$(8,245)	$93,267	$160,541	$(1,952)	$243,326

Three Months Ended March 31, 2015:
Balance, beginning of period	$198,201	$12,036	$(215,346)	$2,743,050	$12,371,177	$(1,263,664)	$13,845,454
Total gains/(losses) realized and unrealized:
Included in earnings	5,729	(295)	(13,921)	92,120	1,110,927	(839,998)	354,562
Included in other comprehensive income	(5,706)	—	—	(130,513)	(562,621)	67,625	(631,215)
Purchases	84,504	—	—	—	—	—	84,504
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(19,996)	(1,705)	(934)	—	(130,282)	3,938	(148,979)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$262,732	$10,036	$(230,201)	$2,704,657	$12,789,201	$(2,032,099)	$13,504,326
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(295)	$(14,364)	$92,120	$1,110,927	$(839,998)	$348,390

| Ambac Financial Group, Inc. 29 2016 First Quarter FORM 10-Q |

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Other Asset Backed Securities	Corporate Obligations	Non-Agency RMBS	Total Investments
Three Months Ended March 31, 2016:
Balance, beginning of period	$—	$—	$488,884	$488,884
Total gains/(losses) realized and unrealized:
Included in earnings	289	—	12,114	12,403
Included in other comprehensive income	1,045	—	26,974	28,019
Purchases	—	—	91,875	91,875
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(255)	—	(3,991)	(4,246)
Transfers into Level 3	70,707	—	23,848	94,555
Transfers out of Level 3	—	—	—	—
Balance, end of period	$71,786	$—	$639,704	$711,490
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—

Three Months Ended March 31, 2015:
Balance, beginning of period	$—	$3,808	$194,393	$198,201
Total gains/(losses) realized and unrealized:
Included in earnings	—	(19)	5,748	5,729
Included in other comprehensive income	—	(286)	(5,420)	(5,706)
Purchases	—	—	84,504	84,504
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	(3,503)	(16,493)	(19,996)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$—	$262,732	$262,732
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—

| Ambac Financial Group, Inc. 30 2016 First Quarter FORM 10-Q |

Level 3 - Derivatives by Class:
	Three Months Ended March 31, 2016:			Three Months Ended March 31, 2015:
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives

Balance, beginning of period	$(64,649)	$(34,543)	$(99,192)	$(141,887)	$(73,459)	$(215,346)
Total gains/(losses) realized and unrealized:
Included in earnings	(20,849)	12,866	(7,983)	(11,422)	(2,499)	(13,921)
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2,467)	(252)	(2,719)	(515)	(419)	(934)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$(87,965)	$(21,929)	$(109,894)	$(153,824)	$(76,377)	$(230,201)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(20,849)	$12,604	$(8,245)	$(11,422)	$(2,942)	$(14,364)
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income or (loss)
Three Months Ended March 31, 2016:
Total gains or losses included in earnings for the period	$12,403	$252	$12,614	$(20,849)	$251,856	$(285)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	12,604	(20,849)	251,856	(285)

Three Months Ended March 31, 2015:
Total gains or losses included in earnings for the period	$5,729	$419	$(2,918)	$(11,422)	$363,049	$(295)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(2,942)	(11,422)	363,049	(295)
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

| Ambac Financial Group, Inc. 31 2016 First Quarter FORM 10-Q |

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other-than temporary Impairments (1)
March 31, 2016
Fixed income securities:
Municipal obligations	$380,190	$10,609	$4,969	$385,830	$—
Corporate obligations	1,626,276	27,929	7,901	1,646,304	—
Foreign obligations	92,596	4,106	61	96,641	—
U.S. government obligations	32,185	1,357	93	33,449	—
U.S. agency obligations	4,195	—	9	4,186	—
Residential mortgage-backed securities	2,229,764	103,842	59,551	2,274,055	43,928
Collateralized debt obligations	100,949	59	1,667	99,341	—
Other asset-backed securities	1,073,604	39,431	2,580	1,110,455	—
	5,539,759	187,333	76,831	5,650,261	43,928
Short-term	436,759	1	—	436,760	—
	5,976,518	187,334	76,831	6,087,021	43,928
Fixed income securities pledged as collateral:
U.S. government obligations	64,667	251	—	64,918	—
Total collateralized investments	64,667	251	—	64,918	—
Total available-for-sale investments	$6,041,185	$187,585	$76,831	$6,151,939	$43,928

December 31, 2015
Fixed income securities:
Municipal obligations	$424,048	$4,910	$8,188	$420,770	$—
Corporate obligations	1,610,912	7,089	24,332	1,593,669	—
Foreign obligations	96,638	1,491	1,823	96,306	—
U.S. government obligations	26,086	789	188	26,687	—
U.S. agency obligations	4,239	—	27	4,212	—
Residential mortgage-backed securities	1,942,285	99,670	64,617	1,977,338	41,673
Collateralized debt obligations	85,706	42	1,481	84,267	—
Other asset-backed securities	802,842	41,177	3,492	840,527	—
	4,992,756	155,168	104,148	5,043,776	41,673
Short-term	225,789	1	1	225,789	—
	5,218,545	155,169	104,149	5,269,565	41,673
Fixed income securities pledged as collateral:
U.S. government obligations	64,612	—	57	64,555	—
Total collateralized investments	64,612	—	57	64,555	—
Total available-for-sale investments	$5,283,157	$155,169	$104,206	$5,334,120	$41,673

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of March 31, 2016 and December 31, 2015.

| Ambac Financial Group, Inc. 32 2016 First Quarter FORM 10-Q |

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at March 31, 2016, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$536,088	$536,300
Due after one year through five years	1,061,175	1,070,684
Due after five years through ten years	864,905	881,715
Due after ten years	174,700	179,389
	2,636,868	2,668,088
Residential mortgage-backed securities	2,229,764	2,274,055
Collateralized debt obligations	100,949	99,341
Other asset-backed securities	1,073,604	1,110,455
Total	$6,041,185	$6,151,939
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2016
Fixed income securities:
Municipal obligations	$58,996	$1,587	$76,741	$3,382	$135,737	$4,969
Corporate obligations	266,795	5,198	137,811	2,703	404,606	7,901
Foreign obligations	1,838	17	1,556	44	3,394	61
U.S. government obligations	7,903	73	8,436	20	16,339	93
U.S. agency obligations	—	—	4,186	9	4,186	9
Residential mortgage-backed securities	624,811	35,383	304,949	24,168	929,760	59,551
Collateralized debt obligations	67,563	1,550	19,767	117	87,330	1,667
Other asset-backed securities	409,620	2,540	15,345	40	424,965	2,580
	1,437,526	46,348	568,791	30,483	2,006,317	76,831
Short-term	1,983	—	—	—	1,983	—
	1,439,509	46,348	568,791	30,483	2,008,300	76,831
Fixed income securities, pledged as collateral:
U. S. government obligations	—	—	—	—	—	—
Total collateralized investments	—	—	—	—	—	—
Total temporarily impaired securities	$1,439,509	$46,348	$568,791	$30,483	$2,008,300	$76,831

| Ambac Financial Group, Inc. 33 2016 First Quarter FORM 10-Q |

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2015:
Fixed income securities:
Municipal obligations	$117,008	$2,070	$114,708	$6,118	$231,716	$8,188
Corporate obligations	938,916	21,331	92,581	3,001	1,031,497	24,332
Foreign obligations	34,904	1,018	8,584	805	43,488	1,823
U.S. government obligations	2,938	18	10,658	170	13,596	188
U.S. agency obligations	—	—	4,212	27	4,212	27
Residential mortgage-backed securities	584,699	53,367	213,303	11,250	798,002	64,617
Collateralized debt obligations	77,538	1,481	—	—	77,538	1,481
Other asset-backed securities	450,690	3,456	19,274	36	469,964	3,492
	2,206,693	82,741	463,320	21,407	2,670,013	104,148
Short-term	9,982	1	—	—	9,982	1
	2,216,675	82,742	463,320	21,407	2,679,995	104,149
Fixed income securities, pledged as collateral:
U. S. government obligations	64,555	57	—	—	64,555	57
Total collateralized investments	64,555	57	—	—	64,555	57
Total temporarily impaired securities	$2,281,230	$82,799	$463,320	$21,407	$2,744,550	$104,206
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of March 31, 2016 and December 31, 2015 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of March 31, 2016, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at March 31, 2016, $1,053,711 of the total fair value and $63,981 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2015, $953,000 of the total fair value and $69,214 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to Ambac insured securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments, including interest on Deferred Amounts. Ambac estimates the timing of such claim payment receipts but the actual timing of such amounts are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Ambac insured securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description and to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is other-than-temporary

| Ambac Financial Group, Inc. 34 2016 First Quarter FORM 10-Q |

reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Municipal and corporate obligations
The gross unrealized losses on municipal and corporate obligations as of March 31, 2016 are primarily the result of the increase in interest rates since the Fresh Start Reporting Date of April 30, 2013. These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $59,551 of unrealized losses on residential mortgage-backed securities, $57,269 is attributable to Ambac insured securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since the Fresh Start Reporting Date of April 30, 2013. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors.  Additionally, for Ambac insured securities that are allocated to the Segregated Account, expected future cash flows include assumptions about the timing of Ambac Assurance claim payments, including interest on Deferred Amounts, although the actual timing of such payments are at the sole discretion of the Rehabilitator. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at March 31, 2016 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended March 31,
	2016	2015
Gross realized gains on securities	$1,928	$50,654
Gross realized losses on securities	(3,609)	(3,737)
Net foreign exchange gains	2,783	7,184
Net realized gains	$1,102	$54,101
Net other-than-temporary impairments (1)	$(9,334)	$(3,119)

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
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of March 31, 2016 and 2015 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$31,176	$14,062
Additions for credit impairments recognized on:
Securities not previously impaired	580	1,660
Securities previously impaired	8,756	1,457
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—	—
Balance, end of period	$40,512	$17,179

| Ambac Financial Group, Inc. 35 2016 First Quarter FORM 10-Q |

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
The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreements, derivative and repurchase agreement counterparties at March 31, 2016 and December 31, 2015:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
March 31, 2016:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$368,086	$108,367	$259,719

December 31, 2015:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$338,007	$108,379	$229,628
Securities carried at $5,939 and $6,762 at March 31, 2016 and December 31, 2015, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $381,249 and $396,100 at March 31, 2016 and December 31, 2015, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities ("VIEs") for a further description of this transaction.

| Ambac Financial Group, Inc. 36 2016 First Quarter FORM 10-Q |

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2016 and December 31, 2015, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating (1)
March 31, 2016:
Ambac Assurance Corporation (2)	$58,532	$—	$2,516,589	$55	$2,575,176	CC
National Public Finance Guarantee Corporation	45,850	—	—	—	45,850	A-
Assured Guaranty Municipal Corporation	29,788	—	—	—	29,788	AA-
MBIA Insurance Corporation	—	25,746	—	—	25,746	A+
Total	$134,170	$25,746	$2,516,589	$55	$2,676,560	CC

December 31, 2015:
Ambac Assurance Corporation (2)	$60,836	$—	$2,216,317	$—	$2,277,153	CC
National Public Finance Guarantee Corporation	47,846	—	—	—	47,846	A-
Assured Guaranty Municipal Corporation	57,715	—	—	—	57,715	A+
MBIA Insurance Corporation	—	25,645	—	—	25,645	A+
Total	$166,397	$25,645	$2,216,317	$—	$2,408,359	CCC-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $118,968 and $119,802 at March 31, 2016 and December 31, 2015, insured by Ambac UK.
Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended March 31,
	2016	2015
Fixed income securities	$59,426	$65,585
Short-term investments	553	42
Loans	106	132
Investment expense	(2,103)	(2,427)
Securities available-for-sale and short-term	57,982	63,332
Other investments	2,839	9,651
Total net investment income	$60,821	$72,983
Net investment income from Other investments primarily represents changes in fair value on securities classified as trading or under the fair value option plus income from Ambac's equity interest in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes. The portion of net unrealized gains (losses) related to trading securities still held at the end of each period is as follows:

	Three Months Ended March 31,
	2016	2015
Net gains (losses) recognized during the period on trading securities	$1,707	$7,819
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	406	1,564
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$1,301	$6,255

| Ambac Financial Group, Inc. 37 2016 First Quarter FORM 10-Q |

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
March 31, 2016:
Derivative Assets:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	176,727	79,168	97,559	—	97,559
Futures contracts	—	—	—	—	—
Total non-VIE derivative assets	$176,727	$79,168	$97,559	$—	$97,559
Derivative Liabilities:
Credit derivatives	$21,929	$—	$21,929	$—	$21,929
Interest rate swaps	465,453	79,168	386,285	208,393	177,892
Futures contracts	117	—	117	—	117
Total non-VIE derivative liabilities	$487,499	$79,168	$408,331	$208,393	$199,938
VIE derivative assets:
Interest rate swaps	$—	$—	$—	$—	$—
Currency swaps	48,801	48,801	—	—	—
Total VIE derivative assets	$48,801	$48,801	$—	$—	$—
VIE derivative liabilities:
Interest rate swaps	$2,123,608	$—	$2,123,608	$—	$2,123,608
Currency swaps	—	48,801	(48,801)	—	(48,801)
Total VIE derivative liabilities	$2,123,608	$48,801	$2,074,807	$—	$2,074,807

December 31, 2015:
Derivative Assets:
Credit derivatives	$—	$—	$—	$—	$—
Interest rate swaps	137,015	52,129	84,886	—	84,886
Futures contracts	109	—	109	—	109
Total non-VIE derivative assets	$137,124	$52,129	$84,995	$—	$84,995
Derivative Liabilities:
Credit derivatives	$34,543	$—	$34,543	$—	$34,543
Interest rate swaps	370,944	52,129	318,815	176,386	142,429
Futures contracts	—	—	—	—	—
Total non-VIE derivative liabilities	$405,487	$52,129	$353,358	$176,386	$176,972
Variable Interest Entities Derivative Assets:
Interest rate swaps	$—	$—	$—	$—	$—
Currency swaps	36,862	36,862	—	—	—
Total VIE derivative assets	$36,862	$36,862	$—	$—	$—
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,965,265	$—	$1,965,265	$—	$1,965,265
Currency swaps	—	36,862	(36,862)	—	(36,862)
Total VIE derivative liabilities	$1,965,265	$36,862	$1,928,403	$—	$1,928,403
Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and

| Ambac Financial Group, Inc. 38 2016 First Quarter FORM 10-Q |

posted margin, recorded in “Other assets” were $194,801 and $165,073 as of March 31, 2016 and December 31, 2015, respectively. There were no amounts held representing an obligation to return cash collateral as of March 31, 2016 and December 31, 2015.
The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income for the three months ended March 31, 2016 and 2015:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income
		Three Months Ended March 31,
		2016	2015
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$12,866	$(2,499)
Financial Services derivatives products:
Interest rate swaps	Derivative products	(77,107)	(35,547)
Futures contracts	Derivative products	(6,317)	(2,227)
Total Financial Services derivative products		(83,424)	(37,774)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	11,939	22,264
Interest rate swaps	Income (loss) on variable interest entities	(158,343)	52,186
Total Variable Interest Entities		(146,404)	74,450
Total derivative contracts		$(216,962)	$34,177
Financial Guarantee Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at March 31, 2016 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
The remaining portfolio of our credit derivatives were written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation.
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
Ambac Rating	CLO	Other	Total	CLO	Other	Total
AAA	$—	$—	$—	$—	$—	$—
AA	284,411	201,926	486,337	295,254	241,458	536,712
A	—	—	—	—	9,322	9,322
BBB (1)	—	374,591	374,591	—	356,323	356,323
Below investment grade (2)	—	72,136	72,136	—	68,526	68,526
Total	$284,411	$648,653	$933,064	$295,254	$675,629	$970,883

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

| Ambac Financial Group, Inc. 39 2016 First Quarter FORM 10-Q |

The tables below summarize information by major category as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	CLO	Other	Total	CLO	Other	Total
Number of CDS transactions	5	6	11	5	9	14
Remaining expected weighted-average life of obligations (in years)	0.9	5.9	4.4	1.1	5.6	4.3
Gross principal notional outstanding	$284,411	$648,653	$933,064	$295,254	$675,629	$970,883
Net derivative liabilities at fair value	$1,064	$20,865	$21,929	$1,837	$32,706	$34,543
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
Adversely classified credits are assigned risk classifications by the risk group. As of March 31, 2016, there are two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $8,540 and gross notional principal outstanding of $72,136. As of December 31, 2015, there were two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $19,820 and total notional principal outstanding of $68,526.
Financial Services Derivative Products:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of March 31, 2016 and December 31, 2015 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	March 31, 2016	December 31, 2015
Interest rate swaps—receive-fixed/pay-variable	$717,619	$753,072
Interest rate swaps—pay-fixed/receive-variable	1,644,167	1,449,644
Interest rate swaps—basis swaps	25,000	38,965
Futures contracts	140,000	100,000
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of March 31, 2016 and December 31, 2015 are as follows:

	Notional
Type of VIE derivative	March 31, 2016	December 31, 2015
Interest rate swaps—receive-fixed/pay-variable	$1,577,327	$1,616,289
Interest rate swaps—pay-fixed/receive-variable	2,714,692	2,796,496
Currency swaps	470,194	488,924
Credit derivatives	14,590	15,616
Contingent Features in Derivatives Related to Ambac Credit Risk
Ambac’s over-the-counter interest rate swaps are centrally cleared when eligible. Certain interest rate swaps remain with professional swap-dealer counterparties and certain front-end counterparties. These non-cleared swaps are generally executed under standardized derivative documents including collateral support and master netting agreements. Under these agreements, Ambac is required to post collateral in the event net unrealized losses exceed predetermined threshold levels. Additionally, given that Ambac Assurance is no longer rated by an independent rating agency, counterparties have the right to terminate the swap positions.

| Ambac Financial Group, Inc. 40 2016 First Quarter FORM 10-Q |

As of March 31, 2016 and December 31, 2015, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $104,372 and $95,415, respectively, related to which Ambac had posted assets as collateral with a fair value of $156,499 and $147,974, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on March 31, 2016, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
10. INCOME TAXES
Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its subsidiaries operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2012
New York City	2012
United Kingdom	2012
Italy	2010
As of March 31, 2016 Ambac had loss carryforwards totaling $4,325,337. This includes carryforwards of $85,232 relating to U.S. capital losses, $0 of Ambac UK loss carryforwards, and an ordinary U.S. federal net operating tax carryforward of approximately $4,240,105, which, if not utilized, will begin expiring in 2029, and will fully expire in 2036.
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at March 31, 2016 and December 31, 2015 are presented below:

	March 31, 2016	December 31, 2015
Deferred tax liabilities:
Insurance intangible	$402,488	$424,239
Variable interest entities	57,408	10,053
Investments	158,576	66,278
Unearned premiums and credit fees	99,187	98,945
Unremitted foreign earnings	4,291	—
Other	33,621	34,025
Total deferred tax liabilities	755,571	633,540
Deferred tax assets:
Net operating loss and capital carryforward	1,513,867	1,504,569
Loss reserves	132,705	122,635
Compensation	3,091	2,839
AMT Credits	27,252	27,252
Other	9,913	9,913
Subtotal deferred tax assets	1,686,828	1,667,208
Valuation allowance	933,016	1,035,873
Total deferred tax assets	753,812	631,335
Net deferred tax (liability)	$(1,759)	$(2,205)
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
NOL Usage
Pursuant to an intercompany tax sharing agreement, to the extent Ambac Assurance generates taxable income after September 30, 2011, which is offset with NOLs (or the proportionate amount of AMT NOL), it is obligated to make payments (“Tolling Payments”), subject to certain credits,

| Ambac Financial Group, Inc. 41 2016 First Quarter FORM 10-Q |

to Ambac in accordance with an NOL usage table, where the “Applicable Percentage” is applied to the aggregate amount of federal income tax liability that would have been paid if the “Allocated NOLs” were not available.
To the extent Ambac Assurance utilizes Allocated NOLs generated prior to September 30, 2011 greater than $3,650,000 it is obligated to pay Ambac 25% of the federal income tax liability that would have been paid if the NOLs were not available.
Ambac Assurance has utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2015 (post determination date NOLs). During this time period, Ambac Assurance's cumulative net taxable income was $877,313, which utilized all of the $479,000 allocated Tier A NOL and $398,313 of the $1,057,000 allocated Tier B NOL and resulting in a Tolling Payments net of applicable credits of $70,911 that was paid to Ambac on April 29, 2016. Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits.
As of December 31, 2015 and March 31, 2016, the remaining balance of the $3,650,000 NOL allocated to Ambac Assurance is $2,772,677. For the three months ended March 31, 2016, Ambac Assurance generated a new post determination date NOL of $83,530 which will offset future taxable income before any additional tolling payments will accrue, and increased Ambac Assurance's total NOL as of March 31, 2016 to $2,856,207.
AFG's NOL as of March 31, 2016 is $1,383,898.
11. COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
The Segregated Account and Wisconsin Rehabilitation Proceeding
On June 9, 2014, the Rehabilitator filed in the Rehabilitation Court a motion to confirm and declare the reimbursement amounts due with respect to cash claim payments made by Ambac Assurance and the Segregated Account on two policies. Certain investors filed objections to the motion on July 2, 2014. On July 7, 2014, after a hearing on the motion, the Rehabilitation Court granted the Rehabilitator’s motion. On August 20, 2014, a group of investors filed a notice of appeal. On March 4, 2016, the Wisconsin Court of Appeals affirmed the Rehabilitation Court’s ruling. On March 24, 2016, a group of investors filed a motion for reconsideration asking the Wisconsin Court of Appeals to reverse its decision. The motion for reconsideration was denied on March 30, 2016.
On February 10, 2016, certain investors filed a motion in the Rehabilitation Court requesting an order directing the Rehabilitator to show cause why the Interim Payment Percentage as set forth in the Segregated Account Rehabilitation Plan, as amended, should not be substantially increased and distributions promptly made to all holders. A hearing on the motion was held on March 29, 2016. On April 5, 2016, the Rehabilitation Court entered an order denying the motion, granting the Rehabilitator’s motion to quash a related deposition notice, and requiring interested parties in the proceedings to obtain leave of court before seeking any discovery.
Litigation Against Ambac
County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011) (“Olympic Club Complaint”). Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion was held on March 23, 2012. On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013. Both parties appealed the July 9, 2013 order. On February 18, 2016 the California Court of Appeal, First District, issued a decision reversing the lower court’s dismissal of the Cartwright Act claim as against Ambac Assurance and otherwise affirming the lower court’s decision as to Ambac Assurance.
City of New Orleans v. Ambac Assurance Corporation, Ambac Financial Services, LLC, PaineWebber Capital Services, Inc. and UBS Securities LLC (United States District Court, Eastern District of Louisiana, Civil Action No. 08-3949 filed on July 17, 2008). On October 14, 2010, the Court granted a motion to dismiss all claims against Ambac Assurance and Ambac Financial Services and in late 2011, administratively closed the case and gave New Orleans 180 days to settle or move to re-open the case. In 2014, New Orleans filed a motion to re-open the case as to UBS Securities LLC, which the Court granted. New Orleans and UBS Securities LLC entered into a settlement agreement, and on May 20, 2015, the Court entered a final order and judgment dismissing with prejudice the case against all defendants. The City appealed the District Court's October 14, 2010 decision to the United States Court of Appeals for the Fifth Circuit. On March 2, 2016, the Court of Appeals for the Fifth Circuit affirmed the dismissal of all claims against Ambac Assurance and Ambac Financial Services.

| Ambac Financial Group, Inc. 42 2016 First Quarter FORM 10-Q |

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
Erste Europäische Pfandbriefund Kommunalkreditbank AG In Luxemburg and Ambac Assurance Corporation v. City of San Bernardino, California (United States Bankruptcy Court, Central District of California, Riverside Division, filed on January 7, 2015). Plaintiffs commenced this adversary proceeding, which relates to the Debtor’s obligations under the Public Employees Retirement Law, California Government Code Section 20000 et seq. (the “Retirement Law”), in connection with the City of San Bernardino’s bankruptcy proceeding. In the complaint, plaintiffs seek a declaratory judgment that the Debtor is obligated to make equivalent payments to both the holders of certain pension obligation bonds (the “Bonds”), a portion of which are insured by Ambac, and the California Public Employees Retirement Systems (“CalPERS”) to fund pension and other retirement benefits. It is the plaintiffs’ position that they are entitled to declaratory judgment because (i) when the City issue the Bonds, the City argued and a California court found, that the obligations under the Bonds were of the same legal character as the City’s obligations to CalPERS and (ii) the amounts owed to the bondholders are to CalPERS are merely separate portions of a single obligation owed by the Debtor under the Retirement Law. Plaintiffs therefore seek equivalent payment as to CalPERS, whether such payment takes for the form of current payments during the bankruptcy proceeding and thereafter, payments otherwise made in connection with the Retirement Law or any agreements entered into in accordance therewith, or distributions under a plan of adjustment. On March 13, 2015, the City filed a motion to dismiss the complaint, which plaintiffs opposed. On May 11, 2015, the court heard oral argument and granted the City’s motion to dismiss. On June 8, 2015, plaintiffs filed a notice of appeal of the court’s order granting the City’s motion to dismiss with the Bankruptcy Appellate Panel for the Ninth Circuit and filed their appellate brief on January 5, 2016. The parties have reached a settlement and pursuant to the settlement agreement dated March 28, 2016, the plaintiffs have agreed to dismiss the appeal with prejudice upon confirmation of the City’s plan of adjustment by the bankruptcy judge.
Ambac UK v. J.P. Morgan Investment Management (Supreme Court of the State of New York, County of New York, filed May 4, 2009, No. 650259/2009).   Ambac UK commenced this action against J.P. Morgan Investment Management ("JPMIM") asserting claims for breach of contract, breach of fiduciary duty and gross negligence relating to defendant’s mismanagement of assets supporting bonds issued by Ballantyne Plc and insured by Ambac UK that funded excess reserves for term life insurance required by regulation.  Pursuant to an agreement with Ballantyne Plc, Ambac UK was given the authority to prosecute Ballantyne plc's claims against JPMIM. On March 24, 2010, the court granted defendant's motion to dismiss the complaint.  Ambac UK appealed the March 2010 decision and on July 14, 2011, the Appellate Division for the First Department reversed the decision and reinstated Ambac UK's claims in their entirety.  Fact and expert discovery have been completed.  On January 22, 2016, Ambac UK filed a motion for partial summary judgment seeking a ruling that defendant breached the contract under one of the asserted theories of liability. JPMIM has opposed the motion.
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037). Ambac Assurance, along with co-plaintiffs Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed a complaint for declaratory and injunctive relief to protect its rights against the illegal clawback of certain revenue by the Commonwealth of Puerto Rico. One defendant, in her capacity as Government Development Bank (“GDB”) President, filed a

| Ambac Financial Group, Inc. 43 2016 First Quarter FORM 10-Q |

motion to dismiss for failure to state a claim upon which relief can be granted on January 29, 2016.  All other defendants (including the GDB President but solely in her capacity as a member of the Working Group For The Fiscal and Economic Restoration of Puerto Rico) filed a motion to dismiss for lack of subject matter jurisdiction on January 29, 2016. Plaintiffs filed their oppositions to the motions on February 16, 2016 and defendants filed replies on February 23, 2016.  This case was administratively consolidated with a similar case before the same judge, Financial Guaranty Insurance Company v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01095).
Ambac Assurance Corporation v. Puerto Rico Highways and Transportation Authority (United States District Court, District of Puerto Rico, No. 16-cv-1893).  Ambac Assurance filed a complaint against the Puerto Rico Highways and Transportation Authority (“PRHTA”) on May 10, 2016, alleging breach of fiduciary duty and breach of contract in connection with PRHTA’s extension of an existing toll road concession agreement. The complaint alleges that it was inappropriate for PRHTA to enter into the extension agreement in its current state of financial distress because PRHTA has no control over, and is unlikely to receive, the proceeds of the transaction.  The complaint also seeks specific performance of PRHTA’s contractual duty to provide information requested by Ambac Assurance under documents related to PRHTA bonds insured by Ambac Assurance. Ambac Assurance filed related motions seeking the appointment of a provisional receiver for PRHTA and expedited discovery.  In addition to those remedies, Ambac Assurance seeks an order of the court that would, among other things, compel PRHTA to allow Ambac Assurance to inspect PRHTA’s financial records on an ongoing basis and permanently enjoin PRHTA from committing further breaches of its fiduciary and contractual duties.
In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, filed on September 28, 2010). Ambac Assurance filed an Amended Complaint on September 8, 2011. On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. The court heard oral argument on July 15, 2015. On October 27, 2015, the court issued a decision dated October 22, 2015 granting in part and denying in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide (primary-liability claims), and issued a second decision granting Ambac Assurance’s partial motion for summary judgment and denying Bank of America’s motion for summary judgment regarding Ambac Assurance’s secondary-liability claims against Bank of America. Ambac Assurance and Countrywide filed notices of appeal of the October 22, 2015 decision relating to primary liability and Bank of America filed a notice of appeal of the October 27, 2015 decision relating to its secondary-liability. On February 22, 2016, Ambac Assurance filed its opening appellate brief against Countrywide. The primary-liability appeal is expected to be fully briefed in August 2016. Bank of America has not yet perfected its secondary-liability appeal.

Other Litigation
U.S. Securities and Exchange Commission (the “SEC”) v. Citigroup Global Markets Inc. (“Citigroup”) (United States District Court Southern District of New York, filed in October of 2011). This suit related to a collateralized debt obligation transaction arranged by Citigroup where Ambac Credit Products, LLC (insured by Ambac Assurance) provided credit protection through a credit default swap to a bank counterparty that was exposed to the transaction. The SEC and Citigroup reached a settlement of this action for $285,000. Judge Rakoff, the presiding judge, approved the settlement in August of 2014. We have recently been informed by the SEC that they intend to make a motion to Judge Rakoff for approval of the distribution of the funds to aggrieved parties in the near term. Judge Rakoff must approve the SEC’s proposed allocation. While there can be no assurance as what the SEC’s proposed allocation will be or the timing or substance of what Judge Rakoff will decide, Ambac Assurance expects to receive a significant portion of the settlement funds. Ambac has not recorded any receivable for its estimated portion of these settlement funds.
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
Information provided below for unaffiliated “Corporate and Other” primarily relates to investment income on Ambac's investment portfolio. Equity in net income of investees accounted for by the equity method relates to the Owner Trust Certificate received when Ambac deposited its Segregated Account junior surplus note into a Trust (see Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information relating to the sale by Ambac of a junior surplus note issued to it by the Segregated Account). Inter-segment for "Corporate and Other" relates to amounts received by Ambac under the Mediation Agreement dated September 21, 2011, as more fully described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

| Ambac Financial Group, Inc. 44 2016 First Quarter FORM 10-Q |

The following table is a summary of financial information by reportable business segment for the affected periods:

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Three Months Ended March 31, 2016:
Revenues:
Unaffiliated customers (1)	$97,374	$(83,214)	$1,610	$—	$15,770
Equity in net income of investees accounted for by equity method	—	—	1,132	—	1,132
Inter-segment	(772)	(338)	1,148	(38)	—
Total revenues before expenses and reorganization items	96,602	(83,552)	3,890	(38)	16,902
Pre-tax income (loss):
Unaffiliated customers (1)(2)(3)	98,417	(83,847)	(2,848)	—	11,722
Equity in net income of investees accounted for by equity method	—	—	1,132	—	1,132
Inter-segment	(1,623)	(454)	2,077	—	—
Pre-tax income (loss)	96,794	(84,301)	361	—	12,854
Total assets as of March 31, 2016	23,045,239	390,661	276,885	5,806	23,718,591
Net investment income	57,713	203	2,905	—	60,821
Insurance intangible amortization	50,890	—	—	—	50,890
Interest expense	30,284	146	—	—	30,430

Three Months Ended March 31, 2015:
Revenues:
Unaffiliated customers (1)	$191,814	$(37,708)	$357	$—	$154,463
Equity in net income of investees accounted for by equity method	—	—	1,028	—	1,028
Inter-segment	257	(230)	(27)	—	—
Total revenues before expenses and reorganization items	192,071	(37,938)	1,358	—	155,491
Pre-tax income (loss):
Unaffiliated customers (1) (2) (3)	256,005	(38,580)	(1,873)	—	215,552
Equity in net income of investees accounted for by equity method	—	—	1,028	—	1,028
Inter-segment	(539)	(312)	851	—	—
Pre-tax income (loss)	255,466	(38,892)	6	—	216,580
Total assets as of March 31, 2015	24,676,608	408,090	283,438	18,474	25,386,610
Net investment income	71,470	128	1,385	—	72,983
Insurance intangible amortization	37,432	—	—	—	37,432
Interest expense	27,585	323	—	—	27,908

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from unaffiliated customers is net investment income.

(2)	Included in pre-tax income (loss) from unaffiliated customers is interest expense.

(3)	Included in pre-tax income (loss) from unaffiliated customers is amortization of insurance intangible asset. Such assets were established upon the adoption of Fresh Start on April 30, 2013.
The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(13,759)	$46,115	$855	$(2,239)	$52,982	$3,958
United Kingdom	9,352	6,388	—	9,174	7,582	—
Other international	(20,373)	297	12,011	(5,873)	5,154	(6,457)
Total	$(24,780)	$52,800	$12,866	$1,062	$65,718	$(2,499)

| Ambac Financial Group, Inc. 45 2016 First Quarter FORM 10-Q |

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. (“Ambac” or “the Company”) for the periods indicated. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K for the year ended December 31, 2015, the CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of Operating Earnings and Adjusted Book Value, which are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying profitability drivers of our business. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial measures and they may differ from similar reporting provided by other companies. Readers of this Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Operating earnings and Adjusted book value are non-GAAP financial measures that adjust for the impact of certain non-recurring or non-economic GAAP accounting requirements and include the addition of certain items that the Company has or expects to realize in the future, but that are not reported under GAAP. We also provide reconciliations to the most directly comparable GAAP measures; Operating earnings to net income attributable to common stockholders and Adjusted book value to Total Ambac Financial Group, Inc. stockholders’ equity.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” "potential,” "going forward," "looking ahead" and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2015 Annual Report on Form 10-K and in Part II, Item 1A of this quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) volatility in the price of Ambac’s common stock; (2) uncertainty concerning our ability to achieve value for holders of Ambac securities, whether from Ambac Assurance Corporation (“Ambac Assurance”) or from new business opportunities; (3) dilution of current stockholder value or adverse effects on our share price resulting from the issuance of additional shares of common stock; (4) adverse effects on our share price resulting from future offerings of debt or equity securities that rank senior to our common stock; (5) potential of rehabilitation proceedings against Ambac Assurance; (6) decisions made by the rehabilitator of the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”) for the benefit of policyholders that may result in material adverse consequences for Ambac’s security holders; (7) our inability to realize the expected recoveries included in our financial statements; (8) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (9) our inability to monetize assets, restructure or exchange outstanding debt and insurance obligations, or the failure of any such transaction to deliver anticipated results; (10) our results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of our insurance intangible asset; (11) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings by municipal issuers; (12) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan, from rules and procedures governing the payment of permitted policy claims, or from the characterization of our surplus notes as equity; (13) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, collateralized loan obligations, public finance obligations and exposures to reinsurers; (14) risks attendant to the change in composition of securities in our investment portfolio; (15) inadequacy of reserves established for losses and loss expenses; (16) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (17) changes in prevailing interest rates; (18) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (19) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (20) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (21) risks relating to determinations of amounts of impairments taken on investments; (22) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (23) our inability to realize value from Ambac Assurance UK Limited; (24) system security risks; (25) market spreads and pricing on derivative products insured or issued by Ambac or its subsidiaries; (26) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (27) changes in accounting principles or practices that may impact Ambac’s reported financial results; (28) legislative and regulatory developments; (29) operational risks, including with respect to internal processes, risk models, systems and employees, and failures in services or products provided by third parties; (30) Ambac’s financial position and the Segregated Account rehabilitation proceedings that may prompt departures of key employees and may impact our ability to attract qualified executives and employees; and (31) other risks and uncertainties that have not been identified at this time.

| Ambac Financial Group, Inc. 46 2016 First Quarter FORM 10-Q |

EXECUTIVE SUMMARY
Company Overview:
See Note 1. Background and Business Description for a description of the Company, our business segments and our key strategies to achieve our primary goal to maximize stockholder value.
Ambac Assurance and Subsidiaries:
A key strategy for Ambac is to increase the value of its investment in Ambac Assurance by actively managing its assets and liabilities. Management evaluates the potential impact of loss mitigation strategies in order to target and prioritize policies, or portions thereof, for commutation, refinancing or other claims reduction or defeasance strategies.
Asset Management:
Ambac Assurance’s investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio consistent with Ambac Assurance’s risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. Investment portfolios are subject to internal investment guidelines, including limits on types and quality of investments imposed by applicable insurance laws and regulations. Ambac Assurance or Ambac UK purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. Financial guarantee policies related to most of these securities have been allocated to the Segregated Account. As described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, Ambac Assurance’s investment policies are subject to certain covenants made for the benefit of the Segregated Account and, therefore, such policies may be subject to restrictions outside the control of management. Such covenants could adversely impact the performance of the investment portfolio.
During the first quarter of 2016, Ambac acquired $332.2 million of distressed Ambac-insured securities, including $325.3 million of insured RMBS for policies allocated to the Segregated Account. Future cash flows relating to those invested assets allocated to the Segregated Account include the sum of (i) the bond’s intrinsic cash flows, (ii) Ambac Assurance future claims on the bonds, and (iii)  Ambac Assurance claims presented and unpaid due to the conditions of the Segregated Account Rehabilitation Plan ("Deferred Amounts"). At the end of the first quarter of 2016, Ambac owned approximately $1.4 billion, or 40% of the total Deferred Amounts outstanding.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Restructuring Group focuses on the analysis, implementation and execution of commutation and related claims reduction or defeasance strategies primarily for policies allocated to the Segregated Account. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of other loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, refinancing or other claims reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure, and execute such strategies.
During the first quarter of 2016, Ambac executed several commutations and cancellations, which reduced our gross par by $791.3 million ($740.3 million, net of reinsurance). The commutations were concentrated in the student loan and asset-backed bond types. This included the cancellation of $360.3 million ($353.8 million, net of reinsurance) of debt issued by a consolidated variable interest entity subsequent to Ambac Assurance's purchase of such securities. Ambac cancelled another $106.7 million ($104.7 million, net of reinsurance) of these securities in April 2016.
Additionally, during the first quarter of 2016, Ambac Assurance purchased $11.2 million of its surplus notes. Ambac recognized a realized gain on these purchases of $1.2 million in the Consolidated Statements of Total Comprehensive Income.
The following table provides a comparison of both total and below investment grade ("BIG") net par outstanding at March 31, 2016 and December 31, 2015. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy.

($ in billions)	March 31, 2016	December 31, 2015	$ Variance	% Variance
Total	$101.0	$108.3	$(7.3)	(7)%
BIG	18.5	19.8	(1.3)	(7)%
The reduction in below investment grade net par outstanding was primarily due to (i) the commutations and cancellations noted above and (ii) reductions to residential mortgage-backed securities as a result of prepayments by issuers. Refer to "Financial Guarantees in Force" below for additional information Ambac's net par outstanding.
Although our insured portfolio has generally performed satisfactorily over the course of the first quarter of 2016, we continue to experience stress in several sectors and exposures, including within our $2.2 billion of exposures to Puerto Rico across several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part I, Item 1 in Ambac's 2015 Form 10-K for a further discussion of our exposures to the Commonwealth of Puerto Rico.

| Ambac Financial Group, Inc. 47 2016 First Quarter FORM 10-Q |

Ambac:
As of March 31, 2016 the total investments of Ambac was $272.3 million, which include the following:

•	Liquid investments in asset backed and short-term securities of $151.5 million

•	Investments in Ambac Assurance-insured securities with a fair value of $81.2 million

•	Investments in Ambac Assurance surplus notes with a fair value of $13.1 million, which is eliminated in consolidation

•	Residual interest in a VIE Trust that was created in 2014 to monetize Ambac's ownership interest in the Segregated Account's junior surplus notes with a carrying value of $26.5 million
As a result of positive operating results at Ambac Assurance in 2015, Ambac received $70.9 million in tax tolling payments on April 29, 2016, which were [subsequently invested in high-quality asset backed and other high quality assets]. Further tolling payment receipts will be contingent future taxable income of Ambac Assurance, if any, in accordance with the intercompany tax sharing agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2015.
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market at March 31, 2016 and December 31, 2015. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	March 31, 2016	December 31, 2015
Public Finance (1) (2)	$60,396	$65,436
Structured Finance	20,218	21,814
International Finance	20,431	21,049
Total net par outstanding (3)	$101,045	$108,299

(1)	Includes $6,001 and $6,015 of Military Housing net par outstanding at March 31, 2016 and December 31, 2015, respectively.

(2)
Includes $2,163 and $2,163 of Puerto Rico net par outstanding at March 31, 2016 and December 31, 2015, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(3)	Included in the above net par exposures at March 31, 2016 and December 31, 2015 are $933 and $971, respectively, of exposures that were executed in credit derivative form.
Total net par outstanding decreased $7,254 million from December 31, 2015. The reductions in net par outstanding primarily occurred in the public finance market of which $2,389 million were due to calls of insured exposures and $1,411 million were due to refundings and pre-refundings (collectively "refundings") and scheduled paydown activity of $1,240 million. Reductions in structured finance primarily were due to RMBS paydown activity, certain transaction terminations and student loan and asset-backed commutations. Reductions in international finance were primarily due to asset-backed prepayments and changes to foreign currency exchange rates.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac Assurance credit ratings and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at March 31, 2016 and December 31, 2015. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:

| Ambac Financial Group, Inc. 48 2016 First Quarter FORM 10-Q |

Percentage of Guaranteed Portfolio Ambac Rating (1)	March 31, 2016	December 31, 2015
AAA	<1%	<1%
AA	15	16
A	39	39
BBB	28	27
Below investment grade	18	18
Total	100%	100%

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

Summary of Below Investment Grade Exposure ($ in millions)	March 31, 2016	December 31, 2015
Public Finance:
Tax-backed (1)	$2,017	$2,017
General obligation (1)	748	746
Transportation	415	432
Housing (2)	126	126
Health care	6	6
Other	907	917
Total Public Finance	4,219	4,244
Structured Finance:
Residential mortgage-backed and home equity—first lien	5,847	6,055
Residential mortgage-backed and home equity—second lien	4,176	4,374
Structured Insurance	1,037	1,037
Student loans	1,027	1,426
Mortgage-backed and home equity—other	242	251
Other	170	525
Total Structured Finance	12,499	13,668
International Finance:
Other	1,742	1,880
Total International Finance	1,742	1,880
Total	$18,460	$19,792

(1)
Tax-backed includes $1,916 of Puerto Rico net par at March 31, 2016 and December 31, 2015. General obligation includes $247 of Puerto Rico net par at March 31, 2016 and December 31, 2015. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(2)	Includes $125 of military housing net par at March 31, 2016 and December 31, 2015.
The decrease in below investment grade exposures is primarily due to (i) paydowns and commutations of student loan policies, (ii) reductions to residential mortgage-backed securities during the year primarily as a result of prepayments by issuers and (iii) reduction to other asset backed transactions due to exposure cancellations.
RESULTS OF OPERATIONS
Net income in the first quarter of 2016 was $9.4 million compared to income of $214.7 million in the first quarter of 2015. The first quarter 2016 net income as compared to the first quarter 2015 net income was primarily driven by (i) larger derivative product losses caused by steeper declines in interest rates during the period as compared to the first quarter of 2015, (ii) losses from consolidated VIEs in the first quarter of 2016 caused by an increase in the fair value of certain VIE debt obligations, (iii) lower benefit within loss and loss expenses and (iv) lower realized gains on sales of investments.

| Ambac Financial Group, Inc. 49 2016 First Quarter FORM 10-Q |

A summary of our financial results is shown below:

	Three Months Ended March 31,
($ in millions)	2016	2015
Revenues:
Net premiums earned	$52.8	$65.7
Net investment income	60.8	73.0
Net other-than-temporary impairment losses	(9.3)	(3.1)
Net realized investment gains	1.1	54.1
Change in fair value of credit derivatives	12.9	(2.5)
Derivative product revenues	(83.4)	(37.8)
Other income	8.0	(0.8)
Income (loss) on variable interest entities	(27.2)	7.0
Expenses:
Loss and loss expenses (benefit)	(105.3)	(151.0)
Insurance intangible amortization	50.9	37.4
Operating expenses	28.0	24.5
Interest expense	30.4	27.9
Provision (benefit) for income taxes	3.4	1.7
Less: net loss (gain) attributable to noncontrolling interest	—	0.2
Net income attributable to common stockholders	$9.4	$214.7
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2016 and 2015, respectively.
Net Premiums Earned. Net premiums earned primarily represent the amortization into income of insurance premiums. We present accelerated premiums, which result from calls and other accelerations of insured obligations separate from normal net premiums earned. When an insured bond has been retired, any remaining unearned premium revenue ("UPR") is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue.
Net premiums earned decreased $12.9 million for the three months ended March 31, 2016, compared to the same period in the prior year. The decrease in net premiums earned for the three months ended March 31, 2016 is primarily due to lower accelerated premiums and the continued runoff of the portfolio. Normal premiums earned were negatively impacted by the runoff of the insured portfolio occurring through transaction terminations, commutations, calls and scheduled maturities. Normal premiums are also impacted by the earnings of pre-refunded insured securities, primarily Public Finance transactions. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal premiums earned will increase over the remaining period of the related policy.
Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market:

	Three Months Ended March 31,
($ in millions)	2016	2015
Normal Premiums Earned:
Public Finance	$21.6	$23.9
Structured Finance	7.4	7.6
International Finance	8.8	11.3
Total normal premiums earned	37.8	42.8
Accelerated earnings:
Public Finance	12.7	19.7
Structured Finance	4.4	1.8
International Finance	(2.1)	1.4
Total accelerated earnings	15.0	22.9
Total net premiums earned	$52.8	$65.7

| Ambac Financial Group, Inc. 50 2016 First Quarter FORM 10-Q |

The decrease in normal premiums earned in the three months ended March 31, 2016 is primarily attributable to the continued runoff of the portfolio. Terminations and accelerations, including those which occur in prior periods, result in lower normal premiums earned in current and future periods. In 2015, an international transportation transaction terminated, which is the primary driver in the reduction in International Finance normal premiums earned.
The decrease in accelerated earnings in the three months ended March 31, 2016 is primarily attributed to a reduced volume of public finance accelerations. The increase in structured finance accelerated earnings is due to the earnings impact of student loan commutations in the three months ended March 31, 2016. The decrease in international finance accelerated earnings in the three months ended March 31, 2016 is due to the termination of certain international transportation transactions.
Net Investment Income. The following table provides details of net investment income by business segment for the periods presented:

	Three Months Ended March 31,
($ in millions)	2016	2015
Financial Guarantee	$57.7	$71.5
Financial Services	0.2	0.1
Corporate	2.9	1.4
Total net investment income	$60.8	$73.0
Financial Guarantee net investment income decreased $13.8 million for the three months ended March 31, 2016 compared to the same period in the prior year. The decline for the three months ended March 31, 2016 was due to lower average portfolio returns, partially offset by growth in the size of the portfolio compared to the three months ended March 31, 2015. In 2016, the Financial Guarantee long-term investment portfolio held higher allocations in Ambac insured securities and corporate bonds than in the comparable period of 2015. Ambac Assurance insured RMBS in the first quarter of 2016 experienced slower amortization than previously projected, resulting in lower effective yields and income than in the comparable period of 2015 despite a larger position in 2016. Ambac Assurance also contained higher average short-term investments during the first quarter of 2016 resulting from the receipt of $995 million from a representation and warranty settlement in January 2016. The Ambac UK portfolio also held more of its own insured securities in 2016, relative to the first quarter of 2015 which increased its average book yield and income. Ambac UK's investments in pooled funds consisting of diversified asset classes including equities, hedge funds, loans and property are classified as trading securities with changes in market value recognized in earnings. Included in net investment income are gains of $1.7 million on trading securities for the three months ended March 31, 2016, down from $7.7 million for the three months ended March 31, 2015. Ambac UK pooled fund investments experienced lower overall returns in the three months ended March 31, 2016 primarily as a result of the underperformance of equity markets, UK properties and loans relative to the prior year period with mixed results in other asset classes.
Financial Services investment income reflects the impact of higher short term rates on floating rate assets remaining in the portfolio that supports the remaining investment agreements.
Corporate investment income relates to Ambac’s investment portfolio, which is primarily comprised of investments in asset-backed securities, short-term investments and Ambac Assurance insured RMBS; which had higher yields for the three months ended March 31, 2016 compared to the prior year period.
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
Net other-than-temporary impairments for both the three months ended March 31, 2016 and 2015 relate primarily to credit losses on certain Ambac insured securities stemming primarily from cash flow timing.

| Ambac Financial Group, Inc. 51 2016 First Quarter FORM 10-Q |

Net Realized Investment Gains. The following table provides a breakdown of net realized gains, by business segment, for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Three Months Ended March 31, 2016:
Net (losses) on securities sold or called	$(1.7)	$—	$—	$(1.7)
Net foreign exchange gains	2.8	—	—	2.8
Total net realized gains	$1.1	$—	$—	$1.1

Three Months Ended March 31, 2015:
Net gains on securities sold or called	$46.9	$—	$—	$46.9
Net foreign exchange gains	7.2	—	—	7.2
Total net realized gains	$54.1	$—	$—	$54.1
Net gains during the three months ended March 31, 2016 resulted from routine management of the portfolio. Net gains during the three months ended March 31, 2015 arose primarily from the sale of Ambac insured student loan securities in connection with a financial guarantee commutation transaction.
Change in Fair Value of Credit Derivatives. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The gain from change in fair value of credit derivatives for the three months ended March 31, 2016 was $12.9 million, compared to the loss of $(2.5) million reported for the three months ended March 31, 2015. The gains for the three months ended March 31, 2016 were primarily due to improved reference obligation pricing on certain transactions, partially offset by the impact of incorporating Ambac's CVA and foreign exchange changes. The loss for the three months ended March 31, 2015 is primarily due to the decrease in pricing levels of certain reference obligations, partially offset by gains due to foreign exchange changes and the Ambac CVA.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements included in the overall change in fair value of credit derivatives were $0.3 million for the three months ended March 31, 2016, compared to $0.4 million for the three months ended March 31, 2015. Realized gains continue to decline over time due to reduced premium receipts resulting from runoff of the credit derivative portfolio. There were no loss or settlement payments in the periods presented.
Unrealized gains (losses) on credit derivative contracts reflect the impact of all other factors on the overall change in fair value of credit derivatives noted above. See Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of March 31, 2016 and December 31, 2015:

($ in millions)	March 31, 2016	December 31, 2015
Mark-to-market liability of credit derivatives, excluding CVA	$26.5	$44.6
CVA on credit derivatives	(4.6)	(10.1)
Net credit derivative liability at fair value	$21.9	$34.5
Derivative Product Revenues. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Net losses reported in derivative product revenues for the three months ended March 31, 2016 were $83.4 million, reflecting a decline of $45.6 million as compared to the net losses of $37.8 million for the three months ended March 31, 2015. Results in derivative product revenues were primarily driven by mark-to-market losses in the portfolio caused by declines in interest rates during the periods, net of the impact of the Ambac CVA as discussed below. Projected interest rates declined more significantly during the first quarter of 2016 than during the comparable prior year period. Additionally, counterparty credit valuation adjustments on certain interest rate swap assets increased the overall mark-to-market losses for the three months ended March 31, 2016.
The fair value of derivatives includes a valuation adjustment to reflect Ambac’s own credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains within derivative products revenues of $3.9 million for the three months ended March 31, 2016, compared to $12.6 million for the three months ended March 31, 2015. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality estimated based on relevant market data points, as well as the amount of underlying liabilities, which generally decline as interest rates increase. Market data indicated that the market's view of Ambac Assurance's credit quality improved during the three months ended March 31, 2016 and was relatively unchanged during the three months ended March 31, 2015. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excluding credit derivatives) as of March 31, 2016 and December 31, 2015:

| Ambac Financial Group, Inc. 52 2016 First Quarter FORM 10-Q |

($ in millions)	March 31, 2016	December 31, 2015
Derivative products mark-to-market liability, excluding CVA	$371.4	$312.5
CVA on derivative products portfolio	(82.6)	(78.7)
Net derivative products portfolio liability at fair value	$288.8	$233.8
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $1.2 million for the three months ended March 31, 2016, compared to losses of $0.1 million for the three months ended March 31, 2015. The gains for the three months ended March 31, 2016 included gains from the settlements of repurchased surplus notes below their carrying values. The losses for the three months ended March 31, 2015 included losses from the settlement of an investment agreement above its carrying value.
Other Income. Other income for the three months ended March 31, 2016 was a gain of $8.0 million, an increase of $8.8 million as compared to the three months ended March 31, 2015. The below table summarizes other income for the presented periods:

	Three Months Ended March 31,
($ in millions)	2016	2015
Foreign exchange gain/(loss)	$2.4	$(1.7)
Other	5.6	0.9
Total other income (loss)	$8.0	$(0.8)
Foreign exchange gains/(losses) are unrelated to investments or loss reserves. Other includes various financial guarantee segment fees, primarily consent and waiver fees and in the first quarter of 2016, insurance recoveries on a partially cancelled asset-backed transaction which is consolidated as a VIE.
Income (loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts relating to VIEs consolidated under the Consolidation Topic of the ASC, including gains or losses attributable to consolidating or deconsolidating VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on all of or a portion of its assets or liabilities. In consolidation, assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation.
Loss on variable interest entities was $27.2 million for the three months ended March 31, 2016, compared to income of $7.0 million for the three months ended March 31, 2015. Loss on variable interest entities for the three months ended March 31, 2016 resulted primarily from changes in the fair value of certain VIE note liabilities that include significant projected Ambac Assurance financial guarantee claims. The fair value of VIE liabilities that include significant projected financial guarantee claims increase (decrease), resulting in mark-to-market losses (gains), as the market's perception of Ambac Assurance's credit quality improves (declines). Income for the three months ended March 31, 2015 was primarily attributable to accretion of the present value discount of net VIE assets into income. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities ("VIEs") to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the accounting for VIEs.
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
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties as described herein. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of approximately $1.8 billion and $2.8 billion at March 31, 2016 and December 31, 2015, respectively. The decline is attributable to settlement receipts of $995 million ($992.8 million net of reinsurance) in January 2016 partially offset by $20 million related to an increase in the receivable relating to Ambac's remaining lawsuits. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information regarding the estimation process for representation and warranty subrogation recoveries.
Losses and loss expenses for the three months ended March 31, 2016 were a benefit of $105.3 million. Losses and loss expenses for the three

| Ambac Financial Group, Inc. 53 2016 First Quarter FORM 10-Q |

months ended March 31, 2015 were a benefit of $151.0 million . The three months ended March 31, 2016 benefit is primarily the result of lower estimated projected losses in the RMBS portfolio stemming from lower interest rates, improved deal performance, higher estimated representation and warranty subrogation recoveries, and the positive impact of executed commutations on student loan policies, partially offset by negative development in certain public finance and Ambac UK transactions and interest accrued on Deferred Amounts. The three months ended March 31, 2015 benefit is primarily the result of lower estimated projected losses in the Student Loan and RMBS portfolios stemming from lower interest rates, the impact of student loan commutations, higher estimated representation and warranty subrogation recoveries and improved deal performance.
The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended March 31,
($ in millions)	2016	2015
RMBS (1)	$(150.0)	$(101.3)
Student Loans	(77.5)	(109.4)
Domestic Public Finance	53.8	27.1
Ambac UK	25.8	(9.1)
All other credits	(0.9)	(0.8)
Interest on Deferred Amounts	41.8	39.9
Loss expenses	1.7	2.6
Totals	$(105.3)	$(151.0)

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The related losses and loss expense (benefit) was $(20.3) and $(44.2) for the three months ended March 31, 2016 and 2015, respectively.

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended March 31,
($ in millions)	2016	2015
Claims recorded (1)	$149.0	$163.6
Subrogation received (2)	(1,054.8)	(82.4)
Net Claims Recorded	$(905.8)	$81.2

(1)
Claims recorded include (i) claims paid, including commutation payments and (ii) changes to claims presented and not yet presented through the balance sheet date for policies which were allocated to the Segregated Account. Item (ii) includes permitted policy claims for policies allocated to the Segregated Account that were presented and approved by the Rehabilitator of the Segregated Account but not paid through to the balance sheet date in accordance with the amended Segregated Account Rehabilitation Plan and associated rules and guidelines. Amounts recorded for claims not yet presented and/or permitted are based on management’s judgment. Claims recorded exclude interest accrued on Deferred Amounts.

(2)
Subrogation received for the three months ended March 31, 2016 includes $992.8 million ($995 million gross of reinsurance) received from the settlement of representation and warranty related litigation with JP Morgan.

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. Reinsurance commissions are included in Financial Guarantee segment results. The following table provides details of operating expenses for the periods presented:

	Three Months Ended March 31,
($ in millions)	2016	2015
Gross operating expenses	$27.0	$24.6
Reinsurance commissions, net	1.0	(0.1)
Total	$28.0	$24.5
Gross operating expenses for the three months ended March 31, 2016 are $27.0 million, an increase of $2.4 million from gross operating expenses for the three months ended March 31, 2015. The increase was primarily due to costs associated with stockholder activism and compensation accruals, offset by lower premises costs and premium taxes. Costs associated with stockholder activism amounted to $3.1 million and include legal, consulting and outside services fees. Higher compensation was primarily due to post employment expenses of $1.1 million for the three months ended March 31, 2016 and incentive compensation accruals, partially offset by lower salaries resulting from reductions in staff and changes to CEO compensation.
As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. Legal and consulting services provided

| Ambac Financial Group, Inc. 54 2016 First Quarter FORM 10-Q |

for the benefit of OCI amounted to $1.3 million during the three months ended March 31, 2016. Legal and consulting services provided for the benefit of OCI amounted to $1.4 million during the three months ended March 31, 2015.
Interest Expense. Interest expense includes accrued interest on investment agreements, secured borrowing notes outstanding, and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended March 31,
($ in millions)	2016	2015
Surplus notes	$28.9	$27.6
Investment agreements	0.1	0.3
Secured borrowing	1.4	—
Total	$30.4	$27.9
The increase in interest expense on surplus notes for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily results from the impact of applying the level yield method as the discount to the face value of the surplus note accretes over time. Interest expense for the three months ended March 31, 2016 also includes interest on a floating rate note issued on July 24, 2015 as part of a secured borrowing transaction of Ambac Assurance. The note is secured by certain Ambac Assurance-wrapped RMBS securities that were deposited in a bankruptcy remote trust. The trusts used to effectuate this transaction qualify as VIEs and are consolidated by Ambac.
Surplus note principal and interest payments require the approval of OCI. Annually from 2011 through 2016, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. The interest of the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued interest for surplus notes and junior surplus notes outstanding to third parties were $305.0 million and $62.2 million, respectively, at March 31, 2016.
Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 2016 was $3.4 million, an increase of $1.7 million compared to the provision for income taxes reported for three months ended March 31, 2015. The increase for the three months ended March 31, 2016 was primarily due to a higher provision for Ambac UK taxes of $3.3 million; partially offset by a lower provisions for Alternative Minimum Taxes ("AMT") of $1.6 million.
At March 31, 2016 the Company had $4.3 billion of loss carryforwards consisting of $4.2 billion of U.S. Federal net ordinary operating loss carryforwards ($1.4 billion at Ambac Financial Group and $2.9 billion at Ambac Assurance) and $85.2 million of capital loss carryforwards at Ambac Assurance. During the first quarter of 2016, Ambac UK fully utilized all of its existing NOLs.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $151.5 million as of March 31, 2016 and expense sharing and other arrangements with Ambac Assurance. Ambac also has investments of $94.4 million in Ambac Assurance insured RMBS and surplus notes issued by Ambac Assurance, which, while less liquid than other investments, may be sold. Ambac also owns a subordinated owner trust certificate (the “Owner Trust Certificate”) that it received as part of a 2014 transaction whereby Ambac deposited $350.0 million face amount of a junior surplus note issued to it by the Segregated Account, plus accrued but unpaid interest thereon, into a statutory trust (the "Trust") in exchange for net proceeds of $224.3 million and the Owner Trust Certificate in the face amount of $74.8 million. The Trust funded the cash portion of its purchase of the junior surplus note with proceeds of the private placement of $299.2 million face amount of senior secured notes (the "Notes") to third party investors. The Notes have a final maturity of August 28, 2039. Interest on the Notes accrues at 5.1% per annum and compounds annually on June 7th of each year up to and including the maturity date. Payments on the Notes will be made when and to the extent that the Segregated Account makes payments on the junior surplus note. The Notes must be paid in full before any payments will be made on the Owner Trust Certificate. The Notes and Owner Trust Certificate are non-recourse to Ambac, Ambac Assurance and the Segregated Account, but are collateralized by the junior surplus note. It is uncertain whether and to what extent Ambac will realize value from the Owner Trust Certificate.
Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015), Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain operating costs and expenses. Ambac Assurance has utilized a portion of the NOLs through December 31, 2015 and Ambac has received $70.9 million of tolling payments in April 2016. For the three months ended March 31, 2016, Ambac Assurance has generated NOLs of $83.5 million, and any future tolling payments with regard to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated post December 31, 2015.

| Ambac Financial Group, Inc. 55 2016 First Quarter FORM 10-Q |

It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore cash and investments, payments under the Cost Allocation Agreement and future NOL tolling payments, if any, will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac. Contingencies could cause material liquidity strains.
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
Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account are not permitted to be paid during the Segregated Account Rehabilitation Proceedings until approved by the Rehabilitator. As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Segregated Account is, and was, obliged to make Interim Payments of 45% of each permitted policy claim to be paid on or after July 21, 2014 in accordance with the amended Segregated Account Rehabilitation Plan and associated rules and guidelines.
In addition, as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. During the three months ended March 31, 2016 and 2015, the Segregated Account made Supplemental Payments and Special Policy Payments of $17.3 million and $50.0 million in respect of permitted policy claims. Permitted policy claims, including Deferred Amounts together with interest thereon, will be material uses of future liquidity.
As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under the Segregated Account Rehabilitation Plan the unpaid balance of permitted policy claims ("Deferred Amounts") will accrue interest until such outstanding policy obligations are paid in full. Interest on the Deferred Amounts will accrue generally at an effective rate of 5.1%, compounded annually. The Segregated Account is responsible for unpaid accrued interest of $532.8 million through March 31, 2016.
In addition, as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Segregated Account will establish Junior Deferred Amounts in respect of general claims, instead of issuing junior surplus notes as originally contemplated. Junior Deferred Amounts will generally accrue and compound interest at an annual effective rate of 5.1% and will be payable, as and when determined by the Rehabilitator, in his sole discretion. If approved by the Rehabilitator, payment of these Junior Deferred Amounts, together with interest thereon, will be a use of future liquidity.
Annually from 2011 through 2016, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. Ambac Assurance and the Segregated Account are responsible for unpaid interest on surplus and junior surplus notes of $367.2 million through March 31, 2016.
Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9. Insurance

| Ambac Financial Group, Inc. 56 2016 First Quarter FORM 10-Q |

Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information on dividend payment restrictions.
Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts, our future available liquidity to pay claims would be reduced materially. In January 2016, Ambac Assurance settled its RMBS-related disputes and litigation against JP Morgan Chase & Co. and certain of its affiliates (collectively "JP Morgan"). Pursuant to the settlement, JP Morgan paid Ambac Assurance $995.0 million in cash in return for releases of all of Ambac Assurance's claims against JP Morgan arising from certain RMBS transactions insured by Ambac Assurance. Ambac Assurance also is entitled to other subrogation amounts relating to excess spread in RMBS transactions and other contractual recoveries on public and structured finance policies. During the three months ended March 31, 2016, Ambac Assurance received $1,054.8 million, net of reinsurance.
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $67.8 million as of March 31, 2016. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
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
Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of contingent withdrawal provisions within all remaining outstanding investment agreements. Investment agreements outstanding as of March 31, 2016 were issued in connection with structured credit-linked notes (“CLNs”). The investment agreements contain contingent withdrawal risk in the event of either an early redemption of the related bond issue or certain credit events pertaining to the underlying borrower. As of March 31, 2016, Ambac had $100.4 million of contingent withdrawal investment agreement related to CLNs. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets with the maturity schedules of its investment agreement liabilities.
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
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Three Months Ended March 31,
($ in million)	2016	2015
Cash provided by (used in):
Operating activities	$827.7	$5.6
Investing activities	(814.0)	(3.0)
Financing activities	(20.3)	(49.9)
Net cash flow	$(6.6)	$(47.3)
Operating activities
The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, investment coupon receipts, RMBS subrogation recoveries, and claim and reinsurance recoveries. The principal uses of Ambac's liquidity are the payment of operating and loss adjustment expenses, claim and commutation payments, ceded reinsurance premiums and tax payments. During the three months ended March 31, 2016, Ambac had net loss and loss expenses recovered of $916.2 million, compared to loss and loss expense payments of $104.2 million for the three months ended March 31, 2015. Included in payments for the three months ended

| Ambac Financial Group, Inc. 57 2016 First Quarter FORM 10-Q |

March 31, 2016 were the representation and warranty receipt from JP Morgan of $995.0 million partially offset by commutation payments for certain policies allocated to the Segregated Account.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim payments (including further payments of Deferred Amounts and interest thereon) and payments under credit default swap contracts. Future payments of Deferred Amounts, including interest thereon, or increases to the percentage of Interim Payments as required by the Rehabilitator will have adverse consequences to Ambac's future cash flows
Financing Activities
Financing activities for the three months ended March 31, 2016 included repayments of a secured borrowing of $8.9 million and payments for the extinguishment of surplus notes of $11.4 million.
Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. At March 31, 2016 Ambac posted securities collateral of $108.4 million in connection with its outstanding investment agreement.
Ambac Financial Services, LLC (“AFS”) provides interest rate swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $259.7 million (cash and securities collateral of $194.8 million and $64.9 million, respectively), including independent amounts, under these contracts at March 31, 2016.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets decreased by approximately $9 million from December 31, 2015 to $23.7 billion at March 31, 2016, primarily due to (i) lower premium receivables from runoff and early terminations of the insured portfolio; (ii) amortization of the insurance intangible asset during the period; (iii) lower VIE assets; and (iv) payments under commutation and cancellations of insurance policies, partially offset by higher derivative assets from decreases in interest rates and the difference between R&W cash receipts of $995 million and the previous balance of subrogation receivables. At December 31, 2015, Ambac recorded a net asset of $995 million relating to this R&W settlement but such asset was partially included in the subrogation recoverable asset and the remainder included as a reduction in loss and loss expense reserves; consistent with Ambac's accounting policy of recorded net cash flows on a policy-by-policy basis.
Total liabilities decreased by approximately $63 million from December 31, 2015 to $21.7 billion as of March 31, 2016, primarily as a result of (i) lower unearned premium reserves; (ii) lower VIE liabilities as a result of debt repurchases in the first quarter of 2016 and (iii) lower payable for securities, partially offset by higher derivative liabilities from decreases in interest rates and the impact of the R&W recovery noted above on loss and loss expense reserves.
As of March 31, 2016 total stockholders’ equity was $2,012 million, compared with total stockholders’ equity of $1,958 million at December 31, 2015. This increase was primarily driven by Other Comprehensive Income during the period. The Other Comprehensive Income during 2016 was driven by unrealized gains on investment securities partially offset by unrealized losses from foreign currency translations.
Investment Portfolio. Ambac Assurance’s and Everspan's non-VIE investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio of primarily fixed income investments while employing asset/liability management practices to satisfy all operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the jurisdictions in which it is licensed, primarily the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities in the open market given their relative risk/reward characteristics. Ambac Assurance’s investment policies are subject to oversight by the Rehabilitator of the Segregated Account pursuant to contracts entered into between Ambac Assurance and the Segregated Account. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy.
Ambac UK’s non-VIE investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policyholder claims. Ambac UK’s investment portfolio is primarily fixed income investments and

| Ambac Financial Group, Inc. 58 2016 First Quarter FORM 10-Q |

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
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value by segment at March 31, 2016 and December 31, 2015:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2016:
Fixed income securities	$5,329.8	$109.5	$211.0	$5,650.3
Short-term	414.7	0.4	21.7	436.8
Other investments	294.3	—	26.5	320.8
Fixed income securities pledged as collateral	64.9	—	—	64.9
Total investments	$6,103.7	$109.9	$259.2	$6,472.8
Percent of total	94.3%	1.7%	4.0%	100%

December 31, 2015:
Fixed income securities	$4,758.7	$109.3	$175.8	$5,043.8
Short-term	177.5	0.2	48.1	225.8
Other investments	285.3	—	25.3	310.6
Fixed income securities pledged as collateral	64.5	—	—	64.5
Total investments	$5,286.0	$109.5	$249.2	$5,644.7
Percent of total	93.7%	1.9%	4.4%	100%

| Ambac Financial Group, Inc. 59 2016 First Quarter FORM 10-Q |

Ambac invests in various asset classes in its available-for-sale investment portfolio. Refer to Note 8. Investments for details of all investments by asset class. The following table represents the fair value of mortgage and asset-backed securities at March 31, 2016 and December 31, 2015 by classification:

($ in millions)	Financial Guarantee (1)	Financial Services	Corporate	Total
March 31, 2016:
Residential mortgage-backed securities:
RMBS—First-Lien—Alt-A	$942.3	$—	$80.0	$1,022.3
RMBS—Second Lien	897.6	—	1.2	898.8
RMBS—First Lien—Sub Prime	353.0	—		353.0
Total residential mortgage-backed securities	2,192.9	—	81.2	2,274.1
Other asset-backed securities
Credit Cards	257.8	105.0	40.5	403.3
Auto	198.3	4.5	67.5	270.3
Military Housing	243.2	—	—	243.2
Structured Insurance	119.0	—	—	119.0
Student Loans	16.8	—	—	16.8
Other	56.3	—	1.6	57.9
Total other asset-backed securities	891.4	109.5	109.6	1,110.5
Total	$3,084.3	$109.5	$190.8	$3,384.6

December 31, 2015:
Residential mortgage-backed securities:
RMBS—First-Lien—Alt-A	$772.1	$—	$75.1	$847.2
RMBS—Second Lien	814.0	—	1.2	815.2
RMBS—First Lien—Sub Prime	314.9	—	—	314.9
Total residential mortgage-backed securities	1,901.0	—	76.3	1,977.3
Other asset-backed securities
Credit Cards	50.9	104.8	22.4	178.1
Auto	192.6	4.5	54.1	251.2
Military Housing	238.2	—	—	238.2
Structured Insurance	119.8	—	—	119.8
Student Loans	19.8	—	—	19.8
Other	31.3	—	2.1	33.4
Total other asset-backed securities	652.6	109.3	78.6	840.5
Total	$2,553.6	$109.3	$154.9	$2,817.8

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and BBB+ as of March 31, 2016, and CC and BBB- as of December 31, 2015, respectively.
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

| Ambac Financial Group, Inc. 60 2016 First Quarter FORM 10-Q |

The following table provides the ratings(1) distribution of the fixed income investment portfolio based on fair value at March 31, 2016 and December 31, 2015 by segment:

Ratings (1)	Financial Guarantee (2)	Financial Services	Corporate	Combined
March 31, 2016
AAA	18%	100%	65%	21%
AA	8	—	—	8
A	17	—	—	15
BBB	12	—	—	12
Below investment grade (2)	38	—	35	37
Not rated	7	—	—	7
Total	100%	100%	100%	100%

December 31, 2015
AAA	11%	100%	66%	15%
AA	10	—	—	9
A	19	—	—	18
BBB	14	—	—	14
Below investment grade (2)	38	—	34	37
Not rated	8	—	—	7
Total	100%	100%	100%	100%

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 41% and 41% of the 2016 and 2015 Combined portfolio, respectively.

| Ambac Financial Group, Inc. 61 2016 First Quarter FORM 10-Q |

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of March 31, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	March 31, 2016		December 31, 2015
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value(1)	Gross Unrealized Losses
Municipal obligations:
Less than 12 months	$59.0	$1.6	$117.0	$2.1
Greater than 12 months	76.7	3.4	114.7	6.1
	135.7	5.0	231.7	8.2
Corporate obligations:
Less than 12 months	266.8	5.2	938.9	21.3
Greater than 12 months	137.8	2.7	92.6	3.0
	404.6	7.9	1,031.5	24.3
Foreign obligations:
Less than 12 months	1.8	—	34.9	1.0
Greater than 12 months	1.6	—	8.6	0.8
	3.4	—	43.5	1.8
U.S. government obligations:
Less than 12 months	7.9	0.1	67.5	0.1
Greater than 12 months	8.4	—	10.6	0.2
	16.3	0.1	78.1	0.3
U.S. agency obligations:
Less than 12 months	—	—	—	—
Greater than 12 months	4.2	—	4.2	—
	4.2	—	4.2	—
Residential mortgage-backed securities:
Less than 12 months	624.8	35.4	584.7	53.4
Greater than 12 months	305.0	24.1	213.3	11.2
	929.8	59.5	798.0	64.6
Collateralized debt obligations:
Less than 12 months	67.5	1.6	77.6	1.5
Greater than 12 months	19.8	0.1	—	—
	87.3	1.7	77.6	1.5
Other asset-backed securities:
Less than 12 months	409.6	2.6	450.7	3.5
Greater than 12 months	15.4	—	19.3	—
	425.0	2.6	470.0	3.5
Short-term securities:
Less than 12 months	2.0	—	10.0	—
Greater than 12 months	—	—	—	—
	2.0	—	10.0	—
Total	$2,008.3	$76.8	$2,744.6	$104.2

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.
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

| Ambac Financial Group, Inc. 62 2016 First Quarter FORM 10-Q |

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of March 31, 2016 and December 31, 2015, by contractual maturity date:

	March 31, 2016		December 31, 2015
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$2.2	$2.2
Due after one year through five years	33.2	32.3	62.3	60.7
Due after five years through ten years	83.7	80.3	135.6	129.6
Due after ten years	23.8	23.1	39.8	39.2
	140.7	135.7	239.9	231.7
Corporate obligations:
Due in one year or less	19.7	19.6	46.1	46.0
Due after one year through five years	204.4	202.2	521.3	514.0
Due after five years through ten years	142.2	138.3	425.3	411.3
Due after ten years	46.2	44.5	63.1	60.2
	412.5	404.6	1,055.8	1,031.5
Foreign obligations:
Due in one year or less	0.5	0.5	—	—
Due after one year through five years	1.6	1.6	12.1	11.3
Due after five years through ten years	0.5	0.5	30.0	29.3
Due after ten years	0.8	0.8	3.2	2.9
	3.4	3.4	45.3	43.5
U.S. government obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	15.2	15.1	76.1	75.8
Due after five years through ten years	1.2	1.2	2.3	2.3
Due after ten years	—	—	—	—
	16.4	16.3	78.4	78.1
U.S. agency obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	4.2	4.2	4.2	4.2
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	4.2	4.2	4.2	4.2
Residential mortgage-backed securities	989.3	929.8	862.6	798.0
Collateralized debt obligations	89.0	87.3	79.1	77.6
Other asset-backed securities	427.6	425.0	473.5	470.0
Short-term securities	2.0	2.0	10.0	10.0
Total	$2,085.1	$2,008.3	$2,848.8	$2,744.6
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $138.9 million from its reinsurers at March 31, 2016.  These collateral amounts are in excess of Ambac’s reinsurance recoverable on paid and unpaid losses for each reinsurer. As of March 31, 2016 and December 31, 2015, reinsurance recoverable on paid and unpaid losses were $27.3 million and $44.0 million, respectively. The decrease was primarily due to the execution of certain commutations related to student loans reducing future expected losses in addition to the receipt of the reinsurers share of the related commutation payments.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of March 31, 2016 and December 31, 2015, the gross carrying value of the insurance intangible asset was $1,613 million and $1,627 million, respectively.

| Ambac Financial Group, Inc. 63 2016 First Quarter FORM 10-Q |

Accumulated amortization of the insurance intangible asset was $463 million and $414 million, as of March 31, 2016 and December 31, 2015, respectively, resulting in a net insurance intangible asset of $1,150 million and $1,212 million, respectively.
Derivative Liabilities. The interest rate derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative liabilities increased from $353 million to $408 million primarily due to decreases in interest rates and decreases in the Ambac CVA during 2016. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $87.2 million at March 31, 2016 and $88.8 million at December 31, 2015 to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of March 31, 2016 is a function of the market's change in perception of Ambac Assurance's credit quality relative to December 31, 2015.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expense reserves include the unpaid portion of interest accrued on Deferred Amounts established pursuant to the amended Segregated Account Rehabilitation Plan. The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies for which we do not consolidate the VIE. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of March 31, 2016 and December 31, 2015 were $3,643 million and $2,859 million, respectively. As of March 31, 2016 and December 31, 2015, respectively, $3,517 million and $3,459 million of Segregated Account claims remain unpaid, including unpaid accrued interest on Deferred Amounts of $533 million and $491 million, respectively.
Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
March 31, 2016:
Loss and loss expense reserves	$2,348	$418	$3,090	$(1,384)	$(168)	$4,304
Subrogation recoverable	636	115	200	(1,612)	—	(661)
Totals	$2,984	$533	$3,290	$(2,996)	$(168)	$3,643

December 31, 2015:
Loss and loss expense reserves	$2,139	$350	$3,265	$(1,476)	$(190)	$4,088
Subrogation recoverable	829	141	208	(2,407)	—	(1,229)
Totals	$2,968	$491	$3,473	$(3,883)	$(190)	$2,859

(1)	Present value of future recoveries include RMBS representation and warranty recoveries of $1,855 and $2,830 at March 31, 2016 and December 31, 2015, respectively.
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 91% of our ever-to-date insurance claims recorded with RMBS comprising 85%.
| Ambac Financial Group, Inc. 64 2016 First Quarter FORM 10-Q |

The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at March 31, 2016 and December 31, 2015:

		Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions)	Gross par outstanding (1)	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
March 31, 2016:
RMBS	$7,771	$2,972	$531	$1,314	$(2,480)	$(32)	$2,305
Student Loans	767	—	—	380	(51)	(16)	313
Domestic Public Finance	5,595	12	2	1,031	(454)	(78)	513
Ambac UK	945	—	—	473	(11)	(26)	436
All other credits	521	—	—	23	—	(16)	7
Loss expenses	—	—	—	69	—	—	69
Totals	$15,599	$2,984	$533	$3,290	$(2,996)	$(168)	$3,643

December 31, 2015:
RMBS	$8,067	$2,957	$490	$1,364	$(3,376)	$(34)	$1,401
Student Loans	1,207	—	—	559	(39)	(34)	486
Domestic Public Finance	5,246	11	1	993	(456)	(79)	470
Ambac UK	943	—	—	460	(12)	(28)	420
All other credits	513	—	—	24	—	(15)	9
Loss expenses	—	—	—	73	—	—	73
Totals	$15,976	$2,968	$491	$3,473	$(3,883)	$(190)	$2,859

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves at March 31, 2016 and December 31, 2015, are $929 and $27 and $847 and $44, respectively. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.
RMBS
Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions collateralized by first and second liens. We established a representation and warranty subrogation recovery as further discussed in Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at March 31, 2016 and December 31, 2015:

| Ambac Financial Group, Inc. 65 2016 First Quarter FORM 10-Q |

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
March 31, 2016:
Second-lien	$1,324	$681	$—	$681
First-lien Mid-prime	2,535	1,801	—	1,801
First-lien Sub-prime	1,364	244	—	244
Other	185	136	—	136
Total Credits Without Subrogation	5,408	2,862	—	2,862
Second-lien	1,335	708	(1,280)	(572)
First-lien Mid-prime	83	93	(79)	14
First-lien Sub-prime	945	497	(496)	1
Total Credits With Subrogation	2,363	1,298	(1,855)	(557)
Total	$7,771	$4,160	$(1,855)	$2,305

December 31, 2015:
Second-lien	$1,261	$423	$—	$423
First-lien-Mid-prime	2,594	1,575	—	1,575
First-lien-Sub-prime	1,401	250	—	250
Other	193	132	—	132
Total Credits Without Subrogation	5,449	2,380	—	2,380
Second-lien	1,520	921	(2,072)	(1,151)
First-lien Mid-prime	116	424	(260)	164
First-lien Sub-prime	982	506	(498)	8
Total Credits With Subrogation	2,618	1,851	(2,830)	(979)
Total	$8,067	$4,231	$(2,830)	$1,401
Student Loans
Total student loan gross loss reserves and related gross par outstanding on Ambac insured obligations were $313 and $767 and $486 and $1,207, at March 31, 2016 and December 31, 2015, respectively. Gross loss reserves declined in 2016 as a result of executed commutations.
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

	March 31, 2016		December 31, 2015
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss Reserves	Gross Par Outstanding	Gross Loss Reserves
Lease and tax-backed	$2,224	$321	$2,277	$284
General obligation	2,459	103	2,039	99
Transportation revenue	578	64	603	62
Housing	192	24	192	24
Other	142	1	135	1
Total	$5,595	$513	$5,246	$470
Variability of Expected Future Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will be higher or lower than such estimates.
It is possible that our estimated future loss assumptions for insurance policies discussed above could be understated. We have attempted to identify reasonably possible cash flows using more stressful assumptions. The reasonably possible net cash flows consider the highest stress scenario

| Ambac Financial Group, Inc. 66 2016 First Quarter FORM 10-Q |

that was utilized in the development of our probability-weighted expected loss at March 31, 2016 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases. Similarly, it is also reasonably possible we will achieve better outcomes than our recorded probability weighted loss reserve.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1.9 billion as of March 31, 2016 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
In the case of both first and second-lien exposures, the reasonably possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at March 31, 2016 could be approximately $101 million.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increased interest rates, an increase in default rates and loss severities on the collateral due to economic factors. For student loan credits for which we have an estimate of expected loss at March 31, 2016, the reasonably possible increase in loss reserves could be approximately $141 million.
Public Finance Variability:
It is possible our loss reserves for public finance credits may be under-estimated because most credits and the portfolio as a whole have possible outcomes more adverse than our recorded loss reserves. For public finance credits for which we have an estimate of expected loss at March 31, 2016, the reasonably possible increase in loss reserves could be approximately $1,266 million, reflecting the sum of all losses in the highest stress case used in our current loss reserving process.
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
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy and loss of meaningful capital market access. The Commonwealth has indicated it cannot afford to pay its debts and has announced plans to improve its financial position and prospects including the restructuring of debt obligations. On April 6, 2016, the Governor of the Commonwealth signed into law the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (known as Law 21) which allows the Governor to declare a moratorium on debt payments of the Commonwealth and its instrumentalities through January 31, 2017. Subsequently, the Puerto Rico House of Representatives passed a bill, currently being considered by the Puerto Rico Senate, that would exempt general obligation, COFINA and certain other bonds from the moratorium. The US Congress and Treasury are engaged in discussions around advancing legislation begun in the House that would establish a US Federal oversight control board with broad fiscal oversight and debt restructuring authority. The Governor

| Ambac Financial Group, Inc. 67 2016 First Quarter FORM 10-Q |

of the Commonwealth issued an executive order in November 2015 purporting to implement the Commonwealth Constitution’s public debt priority provision for Fiscal Year 2016, due to his claim that there are insufficient funds to pay all appropriations for the year. The executive order directed that certain revenues that would otherwise have been transferred to the Puerto Rico Highways and Transportation Authority, the Puerto Rico Infrastructure Financing Authority and the Puerto Rico Convention Center District Authority be transferred instead for application to the Commonwealth’s public debt. As a result, such revenues were not available to pay debt service owed by those entities, including on bonds insured by Ambac Assurance. In January 2016, Ambac Assurance paid a claim related to the Puerto Rico Infrastructure Financing Authority for $10.6 million. Ambac has filed a lawsuit in U.S. District Court, District of Puerto Rico, asserting that the executive order and diversion of revenues violate the U.S. Constitution. Refer to Note 11. Commitments and Contingencies to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for a further discussion on this lawsuit. Our loss reserves include scenarios designed to cover a range of possible outcomes, some of which assume we incur liquidity claims and / or permanent losses, but the possible outcomes could shift quickly and materially as this volatile situation continues to develop.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because most credits have possible outcomes more adverse than the recorded loss reserve. For all other credits, including Ambac UK, for which we have an expected loss, the sum of all the highest stress case loss scenarios is $422 million greater than the current loss reserve at March 31, 2016.
SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES
Please refer to Note 3. Special Purpose Entities, Including Variable Interest Entities ("VIEs") to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.
ACCOUNTING STANDARDS
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.
AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance, Everspan and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. For further information, see "Ambac Assurance Statutory Basis Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $646.5 million and $1,037.4 million at March 31, 2016, respectively, as compared to $624.8 million and $1,015.7 million at December 31, 2015, respectively. At March 31, 2016, Ambac Assurance's surplus as regards to policyholders of $646.5 million exceeded the Minimum Surplus Amount. The increase in policyholder surplus during 2016 was primarily from net income during the period.
The Segregated Account’s statutory policyholder surplus amount was $386.4 million and $387.6 million as of March 31, 2016 and December 31, 2015, respectively. The Segregated Account's decrease in policyholder surplus was primarily due to a reduction in junior surplus notes as a result of rent payments made during the three months ended March 31, 2016.
Ambac Assurance’s statutory policyholder surplus includes $377.0 million of junior surplus notes issued by the Segregated Account. Part of the junior surplus notes reduce as rent payments are made by Ambac Assurance; $1.0 million occurred during the first quarter of 2016. The remaining junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations that have claims on the resources of Ambac Assurance and the Segregated Account which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development (inclusive of policies allocated to the Segregated Account), (ii)  approval by OCI of interest payments on existing surplus notes issued by Ambac Assurance or the Segregated Account, (iii)  approval by OCI of principal or interest payments on existing junior surplus notes issued by the Segregated Account, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed SAP practices by the OCI.

| Ambac Financial Group, Inc. 68 2016 First Quarter FORM 10-Q |

AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under the provisions of The Large and Medium-sized Companies and Groups (Accounts and Reports) Regulations 2008 relating to insurance companies. In March 2013, the Financial Reporting Council issued FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland"; which provides accounting and reporting requirements for unlisted entities, which was effective January 1, 2015. FRS 102 is a single coherent financial reporting standard replacing old UK GAAP. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Ambac's 2015 Form 10-K for additional information on the significant differences between this accounting basis and U.S. GAAP. The surplus in Ambac UK’s shareholder funds under UK GAAP was £65.6 million at March 31, 2016 as compared to a surplus of £47.8 million at December 31, 2015. Ambac UK’s improvement in shareholders’ funds was primarily due to net income from premium receipts and investment income. At March 31, 2016, the carrying value of cash and investments was £392.3 million, an increase from £384.7 million at December 31, 2015. The increase in cash and investments is due to the continued receipt of premium income and investment coupons from Ambac UK's investment portfolio.
Beginning January 1, 2016 Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP and also differs significantly from the previous regulatory reporting regime.  Capital resources under Solvency II were a deficit of £89.9 million at January 1, 2016 as compared to a deficit of £259.8 million at December 31, 2015 under the previous regulatory regime. The deficit at January 1, 2016 and December 31, 2015 are in comparison to a regulatory capital requirements of £361.1 million and £15.6 million as of January 1, 2016 and December 31, 2015, respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £451.0 million and £275.4 million at January 1, 2016 and December 31, 2015, respectively.
The calculations of capital resources, regulatory capital requirements and regulatory capital deficits, under Solvency II, as at January 1, 2016 represent the most recent available data for these three items. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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
Ambac has a significant U.S. tax net operating loss (“NOL”) that is offset by a full valuation allowance in the GAAP consolidated financial statements. As a result, for purposes of non-GAAP measures, we utilized a 0% effective tax rate. We maintain a full valuation allowance against our deferred tax asset and recognition of the value of the NOL would be reflected in Adjusted Book Value considering all the facts and circumstances as of the relevant reporting date.
The following paragraphs define each non-GAAP financial measure and describe why it is useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is also presented below.
Operating Earnings. Operating Earnings is defined as net income attributable to common stockholders, as reported under GAAP, adjusted on an after-tax basis for the following:

•
Non-credit impairment fair value (gain) loss on credit derivatives: Elimination of the non-credit impairment fair value gains (losses) on credit derivatives, which is the amount in excess of the present value of the expected estimated credit losses. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market factors such as interest rates and credit spreads, including the market’s perception of Ambac’s credit risk (“Ambac CVA”), and are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee segment contracts to be accounted for consistent with the Financial Services – Insurance Topic of ASC, whether or not they are subject to derivative accounting rules.

•
Financial guarantee VIEs consolidated: Elimination of the effects of VIEs that were consolidated as a result of being insured by Ambac. These adjustments eliminate the VIE consolidation and ensure that all financial guarantee segment contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC, whether or not they are subject to consolidation accounting rules.

•
Insurance intangible amortization: Elimination of the amortization of the financial guarantee insurance intangible asset and impairment of goodwill that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. These adjustments ensure that all financial guarantee segment contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC.

| Ambac Financial Group, Inc. 69 2016 First Quarter FORM 10-Q |

•
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves: Elimination of the foreign exchange gains (losses) on re-measurement of net premium receivables and loss and loss expense reserves. Long-duration receivables constitute a significant portion of the net premium receivable balance and represent the present value of future contractual or expected collections. Therefore, the current period’s foreign exchange re-measurement gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that Ambac will ultimately recognize.

•
Fair value (gain) loss on derivative products from Ambac CVA: Elimination of the gains (losses) relating to Ambac’s CVA on derivative contracts other than credit derivatives. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain or loss when realized.

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Operating Earnings (Losses) on a total dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended March 31,
	2016		2015
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income attributable to common stockholders	$9.4	$0.21	$214.7	$4.57
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(1.3)	(0.03)	4.4	0.09
Financial guarantee VIEs consolidated	155.8	3.44	(26.2)	(0.56)
Insurance intangible amortization	50.9	1.13	37.4	0.80
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	7.2	0.16	29.9	0.64
Fair value (gain) loss on derivative products from Ambac CVA	(3.9)	(0.09)	(12.6)	(0.27)
Operating earnings	$218.1	$4.82	$247.6	$5.27
As noted in the table above, the largest reconciling item between net income attributable to common stockholders to Operating Earnings is the effect of consolidating financial guarantee variable interest entities. During the first quarter of 2016, Operating earnings was significantly impacted by Ambac's cancellation of $360.3 million ($353.8 million, net of reinsurance) of debt issued by a consolidated variable interest entity subsequent to Ambac Assurance's purchase of such securities. This cancellation of bonds previously purchased is substantially all of the $155.8 million reconciling item noted above.
Adjusted Book Value. Adjusted Book Value is defined as Total Ambac Financial Group, Inc. stockholders’ equity as reported under GAAP, adjusted for after-tax impact of the following:

•
Non-credit impairment fair value losses on credit derivatives: Elimination of the non-credit impairment fair value loss on credit derivatives, which is the amount in excess of the present value of the expected estimated economic credit loss. GAAP fair values are heavily affected by, and in part fluctuate with, changes in market factors such as interest rates, credit spreads, including Ambac’s CVA that are not expected to result in an economic gain or loss. These adjustments allow for all financial guarantee segment contracts to be accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC, whether or not they are subject to derivative accounting rules.

•
Financial guarantee VIEs consolidated: Elimination of the effects of VIEs that were consolidated as a result of being insured by Ambac. These adjustments eliminate VIE consolidation and ensure that all financial guarantee segment contracts are accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC, whether or not they are subject to consolidation accounting rules.

•
Insurance intangible asset: Elimination of the financial guarantee insurance intangible asset and goodwill that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. These adjustments ensure that all financial guarantee segment contracts are accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC.

•
Ambac CVA on derivative product liabilities (excluding credit derivatives): Elimination of the gain relating to Ambac’s CVA embedded in the fair value of derivative contracts other than credit derivatives. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain when realized.

•
Net unearned premiums and fees in excess of expected losses: Addition of the value of the unearned premium revenue on financial guarantee contracts and fees on credit derivative contracts, adjusted for management's expected future net premiums and credit derivative receipts, in excess of expected losses, net of reinsurance.

•
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income: Elimination of the unrealized gains and losses on the Company’s investments that are recorded as a component of accumulated other comprehensive income (“AOCI”). The AOCI component of the fair value adjustment on the investment portfolio may differ from realized gains and losses ultimately recognized by

| Ambac Financial Group, Inc. 70 2016 First Quarter FORM 10-Q |

the Company based on the Company’s investment strategy. This adjustment only allows for such gains and losses in Adjusted Book Value when realized.
The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	March 31, 2016		December 31, 2015
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,744.5	$38.73	$1,684.8	$37.41
Adjustments:
Non-credit impairment fair value losses on credit derivatives	17.7	0.39	19.0	0.42
Financial guarantee VIEs consolidated	(142.4)	(3.16)	(302.8)	(6.72)
Insurance intangible asset	(1,150.0)	(25.53)	(1,212.1)	(26.91)
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(82.6)	(1.83)	(78.7)	(1.75)
Net unearned premiums and fees in excess of expected losses	1,034.5	22.96	1,056.6	23.46
Net unrealized investment (gains) losses in accumulated other comprehensive income	(110.8)	(2.46)	(51.0)	(1.13)
Adjusted book value	$1,310.9	$29.10	$1,115.8	$24.78
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Operating Earnings, including the majority of revenues and expenses but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment.  Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2015 to March 31, 2016 was primarily driven by operating earnings.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risks results primarily from fluctuations in interest rates, credit spread risk and foreign currency risk. There have been no material changes to our exposure to these risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, spread risk and foreign currency risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers are responsible for developing and applying methods to measure risk. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and sensitivity scenarios to monitor and manage market risk. This process includes frequent analysis of both parallel and non-parallel shifts in benchmark interest rates and “Value-at-Risk” (“VaR”) measures. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Financial instruments of VIEs that are consolidated as a result of Ambac's financial guarantees are excluded from the market risk measures below.
Interest Rate Risk
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment agreements, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac neutralize interest rate risk associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the interest rate sensitivity table below. Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio (which declines in value as rates increase) and the interest rate swap portfolio (which is generally positioned to increase in value as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio.
The interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.6 million for a 1 basis point parallel shift in USD swap rates up or down at March 31, 2016. The impact of the macro-hedge is included in the interest rate sensitivity table below.
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

| Ambac Financial Group, Inc. 71 2016 First Quarter FORM 10-Q |

For the three months ended March 31, 2016, Ambac’s interest rate derivative portfolio VaR averaged approximately $16.6 million, and ranged from a high of $19.8 million to a low of $11.3 million. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at March 31, 2016:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$106	$85	$49	$—	$(63)	$(144)
Estimated net fair value	2,603	2,582	2,546	2,497	2,434	2,353

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of March 31, 2016, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The following table summarizes the estimated change in fair values on Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation credit spreads at March 31, 2016. It is more likely that actual changes in credit spreads will vary by security:

	Change in Reference Obligation Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(28)	$(5)	$—	$5	$21
Estimated fair value	(50)	(27)	(22)	(17)	(1)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $4.6 million reduction to the credit derivatives liability as of March 31, 2016. At March 31, 2016 the credit valuation adjustment resulted in a 17.4% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on measurement of the credit valuation adjustment.
The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $82.6 million as of March 31, 2016.
The following table summarizes the estimated change in fair values on Ambac's credit derivative and interest rate derivative net liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at March 31, 2016:

	Change in Ambac Credit Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$24	$6	$—	$(6)	$(32)
Estimated fair value	(287)	(305)	(311)	(317)	(343)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio neutralize exposure to Ambac credit spreads. Accordingly, such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values

| Ambac Financial Group, Inc. 72 2016 First Quarter FORM 10-Q |

of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at March 31, 2016. It is more likely that actual changes in credit spreads will vary by security:

	Change in Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(290)	$(58)	$—	$58	$291
Estimated fair value	3,490	3,722	3,780	3,838	4,071
Foreign Currency Risk
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling and euros. These financial instruments are primarily invested assets, and assets and liabilities of Ambac UK. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in foreign exchange rates as of March 31, 2016.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(61)	$(30)	$30	$61
Item 4.     Controls and Procedures.
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Ambac’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and as a result of the previously identified material weakness in internal control with respect to the modeling of residential mortgage backed collateral losses within certain securitizations that have insurance policies issued by Ambac as discussed in the Amendment No. 1 to the December 31, 2015 Annual Report on Form 10-K/A filed on May 11, 2016 (“10-K/A”), Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, Ambac’s disclosure controls and procedures were not effective.
Notwithstanding the existence of this material weakness in internal control over financial reporting, Ambac believes that the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, Ambac’s consolidated financial position as of March 31, 2016 and December 31, 2015 and consolidated results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles (GAAP). In addition, there has been no change in Ambac’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, Ambac’s internal control over financial reporting.
Ambac management is committed to maintaining an effective internal control environment over financial reporting. We are in the process of developing and implementing a remediation strategy to address the material weakness noted above in the manner described in the 10-K/A.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 11. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 18. Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K for the year ended December 31, 2015, which are hereby incorporated by reference. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in the “Management’s Discussion and Analysis of

| Ambac Financial Group, Inc. 73 2016 First Quarter FORM 10-Q |

Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q. There have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
None.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
There were no repurchases of equity securities made during the three months ended March 31, 2016. Ambac does not have a stock repurchase program.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000,000 of warrants. As of March 31, 2016, Ambac had repurchased 631,600 warrants totaling $5.4 million, leaving 4,407,537 warrants outstanding with an exercise price of $16.67 per share and expiration of April 30, 2023.
Under the terms of the 2013 Incentive Compensation Plan, upon the settlement of restricted stock units, and delivery of common stock, shares of common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements.

	Total Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 - 31, 2016	690	$14.09	—	—
February 1 - 29, 2016	—	—	—	—
March 1 - 31, 2016	—	—	—	—
Total	690	$14.09	—	—

Item 3.	Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

| Ambac Financial Group, Inc. 74 2016 First Quarter FORM 10-Q |

Item 6.    Exhibits

Exhibit Number	Description
10.1
Voting and Support Settlement Agreement, dated as of March 28, 2016, by and between Ambac Financial Group, Inc. and Alden Global Capital LLC (filed as Exhibit 10.1 to Ambac Financial Group, Inc.'s Current Report on Form 8-K, filed on March 29, 2016 and incorporated herein by reference).

10.2
Voting and Support Settlement Agreement, dated as of March 28, 2016, by and between Ambac Financial Group, Inc. and Axonic Credit Opportunities Master fund, LP and OC 523 Master Fund Ltd. (filed as Exhibit 10.2 to Ambac Financial Group, Inc.'s Current Report on Form 8-K, filed on March 29, 2016 and incorporated herein by reference).

10.3
Voting and Support Settlement Agreement, dated as of March 28, 2016, by and between Ambac Financial Group, Inc. and Cornwall Master LP (filed as Exhibit 10.3 to Ambac Financial Group, Inc.'s Current Report on Form 8-K, filed on March 29, 2016 and incorporated herein by reference).

10.4
Voting and Support Settlement Agreement, dated as of March 28, 2016, by and between Ambac Financial Group, Inc. and Evermore Global Advisors, LLC (filed as Exhibit 10.4 to Ambac Financial Group, Inc.'s Current Report on Form 8-K, filed on March 29, 2016 and incorporated herein by reference).

10.5
Voting and Support Settlement Agreement, dated as of March 28, 2016, by and between Ambac Financial Group, Inc. and Sterling Grace Municipal Securities Corp. (filed as Exhibit 10.5 to Ambac Financial Group, Inc.'s Current Report on Form 8-K, filed on March 29, 2016 and incorporated herein by reference).

10.6+	Long-Term Incentive Compensation Agreement dated as of February 22, 2016 between Ambac Financial Group, Inc. and Nader Tavakoli.
12.1+	Computation of Ratio of Earnings to Fixed Charges.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed herewith.
++	Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	May 11, 2016	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)

| Ambac Financial Group, Inc. 75 2016 First Quarter FORM 10-Q |