Form 10-Q
period 2016-06-30
AMBAC FINANCIAL GROUP INC
filed 2016-08-09
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of August 5, 2016, 45,121,788 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands, except share data) (June 30, 2016 (Unaudited))	2016	2015
Assets:
Investments:
Fixed income securities, available for sale, at fair value (amortized cost: $5,550,887 and $4,992,756)	$5,709,464	$5,043,776
Fixed income securities pledged as collateral, available for sale, at fair value (amortized cost: $64,721 and $64,612)	65,068	64,555
Short-term investments, available for sale, at fair value (amortized cost: $336,222 and $225,789)	336,222	225,789
Other investments (includes $383,107 and $285,261 at fair value)	410,727	310,600
Total investments	6,521,481	5,644,720
Cash and cash equivalents	23,044	35,744
Receivable for securities	2,400	44,030
Investment income due and accrued	25,082	25,264
Premium receivables	741,414	831,575
Reinsurance recoverable on paid and unpaid losses	28,704	43,999
Deferred ceded premium	82,055	96,758
Subrogation recoverable	677,157	1,229,293
Loans	4,615	5,206
Derivative assets	104,353	84,995
Insurance intangible asset	1,075,605	1,212,112
Other assets	252,163	185,877
Variable interest entity assets:
Fixed income securities, at fair value	2,577,293	2,588,556
Restricted cash	5,461	5,822
Investment income due and accrued	1,167	1,213
Loans, at fair value	11,074,772	11,690,324
Other assets	2,345	2,582
Total assets	$23,199,111	$23,728,070
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$1,122,946	$1,280,282
Loss and loss expense reserves	4,327,938	4,088,106
Ceded premiums payable	45,727	53,494
Obligations under investment agreements	82,358	100,358
Deferred taxes	1,712	2,205
Current taxes	4,858	5,835
Long-term debt	1,112,920	1,124,950
Accrued interest payable	380,117	355,536
Derivative liabilities	437,163	353,358
Other liabilities	59,040	61,134
Payable for securities purchased	54,696	84,690
Variable interest entity liabilities:
Accrued interest payable	870	3,230
Long-term debt, at fair value	11,444,892	12,327,960
Derivative liabilities	2,060,878	1,928,403
Other liabilities	159	183
Total liabilities	21,136,274	21,769,724
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,121,788 and 45,044,222	451	450
Additional paid-in capital	193,074	190,813
Accumulated other comprehensive income	50,775	15,215
Retained earnings	1,551,724	1,478,439
Treasury stock, shares at cost: 0 and 8,202	—	(118)
Total Ambac Financial Group, Inc. stockholders’ equity	1,796,024	1,684,799
Noncontrolling interest	266,813	273,547
Total stockholders’ equity	2,062,837	1,958,346
Total liabilities and stockholders’ equity	$23,199,111	$23,728,070
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2016 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2016	2015	2016	2015
Revenues:
Net premiums earned	$41,402	$60,879	$94,202	126,597
Net investment income:
Securities available-for-sale and short-term	64,368	62,278	122,350	125,610
Other investments	6,390	2,475	9,229	12,126
Total net investment income	70,758	64,753	131,579	137,736
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(18,880)	(1,391)	(66,950)	(11,752)
Portion of other-than-temporary impairment recognized in other comprehensive income	11,439	371	50,175	7,613
Net other-than-temporary impairment losses recognized in earnings	(7,441)	(1,020)	(16,775)	(4,139)
Net realized investment gains (losses)	14,897	(5,353)	15,999	48,748
Change in fair value of credit derivatives:
Realized gains and other settlements	233	407	485	826
Unrealized gains (losses)	3,722	9,886	16,336	6,968
Net change in fair value of credit derivatives	3,955	10,293	16,821	7,794
Derivative products	(36,331)	50,999	(119,755)	13,225
Net realized gains (losses) on extinguishment of debt	3,586	(1,246)	4,821	(1,339)
Other income (expense)	6,919	(1,156)	14,918	(1,944)
Income (loss) on variable interest entities	8,987	52,603	(18,176)	59,565
Total revenues	106,732	230,752	123,634	386,243
Expenses:
Losses and loss expense (benefit)	(52,496)	(147,477)	(157,777)	(298,429)
Insurance intangible amortization	39,013	38,088	89,903	75,520
Operating expenses	27,995	25,873	56,004	50,396
Interest expense	30,709	28,173	61,139	56,081
Total expenses (benefit)	45,221	(55,343)	49,269	(116,432)
Pre-tax income	61,511	286,095	74,365	502,675
Provision for income taxes	3,156	3,917	6,595	5,626
Net income	58,355	282,178	67,770	497,049
Less: net (gain) loss attributable to noncontrolling interest	(292)	(517)	(292)	(357)
Net income attributable to common stockholders	$58,647	$282,695	$68,062	$497,406
Other comprehensive income, after tax:
Net income	$58,355	$282,178	$67,770	$497,049
Unrealized gains (losses) on securities, net of deferred income taxes of $0	48,170	(113,839)	107,961	(131,287)
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	(55,152)	40,490	(72,933)	6,685
Changes to postretirement benefit, net of tax of $0	(255)	(220)	532	(247)
Total other comprehensive income (loss), net of tax	(7,237)	(73,569)	35,560	(124,849)
Total comprehensive income	51,118	208,609	103,330	372,200
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net (gain) loss	(292)	(517)	(292)	(357)
Currency translation adjustments	—	398	—	72
Total comprehensive income attributable to Ambac Financial Group, Inc.	$51,410	$208,728	$103,622	$372,485
Net income per share attributable to Ambac Financial Group, Inc. common stockholders
Basic	$1.30	$6.26	$1.51	$11.01
Diluted	$1.29	$6.05	$1.50	$10.62
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2016 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2016	$1,958,346	$1,478,439	$15,215	$—	$450	$190,813	$(118)	$273,547
Total comprehensive income	103,330	68,062	35,560	—	—	—	—	(292)
Adjustment to initially apply ASU 2014-13	—	6,442	—	—	—	—	—	(6,442)
Stock-based compensation	2,777	—	—	—	—	2,777	—	—
Cost of shares (acquired) issued under equity plan	(9)	(127)	—	—	—	—	118	—
Cost of warrants acquired	(1,610)	(1,092)	—	—	—	(518)	—	—
Issuance of common stock	1	—	—	—	1		—	—
Warrants exercised	2	—	—	—	—	2	—	—
Balance at June 30, 2016	$2,062,837	$1,551,724	$50,775	$—	$451	$193,074	$—	$266,813

Balance at January 1, 2015	1,673,735	989,290	220,283	—	450	189,138	(56)	274,630
Total comprehensive income (loss)	372,200	497,406	(124,921)	—	—	—	—	(285)
Stock-based compensation	1,274	—	—	—	—	1,274	—	—
Warrants exercised	2	—	—	—	—	2	—	—
Balance at June 30, 2015	$2,047,211	$1,486,696	$95,362	$—	$450	$190,414	$(56)	$274,345
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2016 Second Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income attributable to common stockholders	$68,062	$497,406
Noncontrolling interest in subsidiaries’ earnings	(292)	(357)
Net income	67,770	497,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	635	1,489
Amortization of bond premium and discount	(56,353)	(64,478)
Share-based compensation	2,777	1,274
Deferred income taxes	(493)	(124)
Current income taxes	(977)	(4,031)
Unearned premiums, net	(115,760)	(134,487)
Losses and loss expenses, net	857,605	(299,879)
Ceded premiums payable	(7,767)	(2,434)
Investment income due and accrued	182	(264)
Premium receivables	62,761	63,683
Accrued interest payable	24,581	34,867
Amortization of insurance intangible assets	89,903	75,520
Net mark-to-market (gains) losses	(16,336)	(6,968)
Net realized investment gains	(15,999)	(48,748)
Other-than-temporary impairment charges	16,775	4,139
Net realized (gains) losses on extinguishment of debt	(4,821)	1,339
Variable interest entity activities	18,176	(59,565)
Other, net	(52,350)	(20,043)
Net cash provided by operating activities	870,309	38,339
Cash flows from investing activities:
Proceeds from sales of bonds	305,100	705,104
Proceeds from matured bonds	585,274	469,630
Purchases of bonds	(1,415,796)	(1,385,652)
Proceeds from sales of other invested assets	35,433	96,691
Purchases of other invested assets	(145,788)	(81,696)
Change in short-term investments	(110,433)	162,995
Loans, net	591	40
Change in swap collateral receivable	(90,966)	19,710
Other, net	6,353	(1,477)
Net cash (used in) investing activities	(830,232)	(14,655)
Cash flows from financing activities:
Paydowns of a secured borrowing	(13,630)	—
Payments for investment agreement draws	(17,989)	(49,872)
Payments for extinguishment of long-term debt	(19,550)	(13,752)
Proceeds from warrant exercises	2	2
Cost of warrants acquired	(1,610)	—
Net cash (used in) financing activities	(52,777)	(63,622)
Net cash flow	(12,700)	(39,938)
Cash and cash equivalents at beginning of period	35,744	73,903
Cash and cash equivalents end of period	$23,044	$33,965

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,662	$9,685
Interest on secured borrowing	2,053	—
Interest on investment agreements	299	159
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2016 Second Quarter FORM 10-Q |

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
Ambac’s financial services business segment is conducted through subsidiaries of Ambac Assurance, which provide financial products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insured all of the obligations of its financial services subsidiaries. These businesses are in active runoff, which is being effectuated by transaction terminations, settlements and scheduled amortization of contracts. The Financial Services business also maintains interest rate derivatives to mitigate exposure to floating rate insured obligations in the Financial Guarantee segment.
Ambac’s primary goal is to maximize stockholder value by executing the following key strategies:

•
Active runoff of Ambac Assurance and its subsidiaries through accretive transaction terminations, policy commutations, settlements and restructurings, and maximizing the risk-adjusted return on invested assets;

•	Loss recovery through litigation and exercise of contractual and legal rights;

•	Improved cost effectiveness and efficiency of the operating platform;

•	Rationalization of Ambac Assurance's capital and liability structures, enabling simplification of corporate governance and facilitating the successful rehabilitation of the Segregated Account; and

•	Selective business transactions offering attractive risk-adjusted returns that, among other things, may permit utilization of Ambac’s tax net operating loss carry-forwards.
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Net par exposure as of June 30, 2016 for policies allocated to the Segregated Account was $13,260,537. Policy obligations not allocated to the Segregated Account remain in the General Account of Ambac Assurance, and such policies in the General Account are not subject to and, therefore, are not directly impacted by the Segregated Account Rehabilitation Plan.
To pay claims and other liabilities, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”). In addition, certain operating and administrative costs and expenses of the Segregated Account are reimbursable by Ambac Assurance pursuant to the Cooperation Agreement, dated as of March 24,

| Ambac Financial Group, Inc. 5 2016 Second Quarter FORM 10-Q |

2010, by and between the Segregated Account and Ambac Assurance, as amended (the “Cooperation Agreement”). Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At June 30, 2016, Ambac Assurance’s surplus as regards to policyholders of $754,609 exceeded the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
Ambac Assurance is evaluating possibilities for concluding the Segregated Account Rehabilitation Proceedings. In pursuing this objective, Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or restructure or exchange certain outstanding debt and insurance obligations. Towards this objective, Ambac Assurance is also discussing with OCI potential options for addressing outstanding Deferred Amounts, including accrued interest thereon, and surplus notes (other than junior surplus notes). While the terms, conditions, and timing of a potential conclusion of the Segregated Account Rehabilitation Proceedings are in the sole discretion of the OCI, and ultimately the Rehabilitation Court, from time to time Ambac Assurance has discussed with several counterparty creditors a potential exchange pursuant to which outstanding Deferred Amounts, including accrued interest, and surplus notes (other than junior surplus notes) would be exchanged for new securities and cash. In addition, on July 12, 2016, the Special Deputy Commissioner ("SDC") for the Segregated Account met with policy beneficiaries and holders of surplus notes of Ambac Assurance and the Segregated Account during which the SDC stated his objective of seeking an exit of the Segregated Account from rehabilitation. The SDC also stated that his preference is to achieve an exit through a plan that is consensual among Ambac Assurance, the Segregated Account, policy beneficiaries and other stakeholders. However, the SDC also stated that he is advising OCI on all available means of accomplishing an exit from rehabilitation that is successful, durable and enhances Ambac Assurance's long-term claims-paying ability. As of the date of this filing, Ambac Assurance has not reached any agreement on the terms of a potential transaction, and we cannot provide assurance that any such transaction will be entered into by Ambac Assurance in the future, or if it is, as to the timing, terms or conditions of any such transaction. Any such transaction would remain subject to the prior approval of the board of Ambac Assurance, OCI and the Rehabilitation Court.
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. The Rehabilitator's authority includes, but is not limited to, sole discretion over the rate at which the Segregated Account pays claims (the "Interim Payment Percentage" or "IPP") and the accretion rate on Deferred Amounts. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity.
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
As a result of uncertainties associated with the aforementioned oversight by the Rehabilitator of the Segregated Account, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the three and six months ended June 30, 2016 and the year ended December 31, 2015, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
United Kingdom Referendum
In a non-binding referendum on the United Kingdom’s (“UK”) membership in the European Union in June 2016, a majority of those who voted approved the UK’s withdrawal from the European Union (“EU”). Any withdrawal by the UK from the European Union (“Brexit”) would occur after, or possibly concurrently with, a process of negotiation regarding the future terms of the UK’s relationship with the EU, which could result in the UK losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the UK may adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. The economic outlook could be further adversely affected by (i) the risk that one or more other EU countries could come under increasing pressure to leave the EU, (ii) the risk of a greater demand for independence by Scottish nationalists or for unification in Ireland, or (iii) the risk that the Euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the UK, the Eurozone, or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, the availability of credit, political systems or financial institutions and the financial and monetary system. Consequently the medium and longer term impact on the UK generally, and Ambac Assurance

| Ambac Financial Group, Inc. 6 2016 Second Quarter FORM 10-Q |

UK Limited ("Ambac UK") specifically, is uncertain.  The immediate impact on the UK included a decline in the value of the British Pound against major currencies and asset volatility.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The Company has disclosed its significant accounting policies in Note 2. Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K/A.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2015. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. All intercompany balances and transactions have been eliminated. The results of operations for the three and six months ended June 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet was derived from audited financial statements.
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
Recently Adopted and Recently Issued Accounting Standards
Adopted:
Effective January 1, 2016, Ambac adopted the following accounting standards:
ASU 2014-12, Compensation - Stock Compensation (Topics 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Generally, share-based payment awards that require a specific performance target to be met also require an employee to render service until the performance target is achieved. However, in some cases, the terms of an award may provide that the performance target could be achieved after the employee completes the requisite service period. Under previous U.S. GAAP, there was no explicit guidance on how to account for share-based payment awards with performance targets that could be achieved after the requisite service period. This ASU is intended to resolve diversity in practice with respect to how the performance target is considered in the grant-date fair value of the award, which impacts the amount of compensation cost recognized over time. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As a result, the performance target would not be reflected in estimating the fair value of the award at the grant date. As Ambac previously followed the guidance in ASU 2014-12 for its share-based awards which have performance targets, the adoption of this ASU had no impact on Ambac's financial statements.
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

| Ambac Financial Group, Inc. 7 2016 Second Quarter FORM 10-Q |

ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The objective of this ASU is to eliminate the existing diversity in practice in accounting for hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. The ASU requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. Adoption of this ASU did not affect Ambac’s financial statements.
ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Extraordinary items are defined as both unusual in nature and infrequent in occurrence. Under previous guidance, a reporting entity was required to separately present and disclose extraordinary items. This ASU eliminates from current U.S. GAAP the concept of extraordinary items. However, the ASU retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. Items that meet either or both of these criteria must be presented as a separate component on the face of the income statement or, alternatively, disclosed in the notes to the financial statements. Adoption of this ASU did not affect Ambac’s financial statements.
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU makes changes to the variable interest ("VIE") model and voting interest ("VOE") model consolidation guidance. The main provisions of the ASU include the following: i) adding a requirement that limited partnerships and similar legal entities must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to qualify as a VOE rather than a VIE; ii) eliminating the presumption that the general partner should consolidate a limited partnership; iii) eliminating certain conditions that need to be met when evaluating whether fees paid to a decision maker or service provider are considered a variable interest; iv) excluding certain fees paid to decision makers or service providers when evaluating which party is the primary beneficiary of a VIE; and v) revising how related parties are evaluated under the VIE guidance. Lastly, the ASU eliminates the indefinite deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous guidance in FIN 46 (R). However, the ASU permanently exempts reporting entities from consolidating registered money market funds that operate in accordance with Rule 2a-7 of the Investment Company Act of 1940. Adoption of this ASU did not affect Ambac’s financial statements.
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as a deferred asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU requires retrospective application to all prior periods presented. Adoption of this ASU did not have a material effect on Ambac’s financial statements.
ASU 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Reporting entities are permitted to use net asset value ("NAV") as a practical expedient to measure the fair value of certain investments. Under previous GAAP, investments that use the NAV practical expedient to measure fair value were categorized within the fair value hierarchy as level 2 or level 3 investments depending on their redemption attributes, which has led to diversity in practice. This ASU will remove the requirement to categorize within the fair value hierarchy all investments that use the NAV practical expedient for fair value measurement purposes. Furthermore, the ASU will remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient. Upon adoption Ambac applied this ASU retrospectively to all prior periods presented, which was not material to Ambac's financial statements. Disclosures that were impacted by adoption of this ASU are shown in Note 7 - Fair Value Measurements.
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

| Ambac Financial Group, Inc. 8 2016 Second Quarter FORM 10-Q |

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The objective of this ASU is to improve and simplify the accounting for employee share-based payment accounting. The amendments are as follows: (i) recognizing excess tax benefits and tax deficiencies as income tax expense, (ii) recognizing excess tax benefits regardless of whether it reduces taxes payable in the current period, (iii) classifying excess tax benefits related to share-based payments along with other income tax cash flows as an operating activity on the statement of cash flows, (iv) allowing companies to make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur, for purposes of accruing compensation cost, (v) to qualify for equity classification treatment, permitting tax withholding by employees up to the maximum statutory tax rate and (vi) classifying cash paid by an employer to a taxing authority when directly withholding shares as a financing activity on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. Depending on the amendment, application will be prospective, retrospective or using a modified retrospective approach. Ambac will adopt this ASU on January 1, 2017. We are evaluating the impact of this ASU on Ambac's financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This ASU significantly affects how reporting entities will measure credit losses for financial assets that are not accounted for at fair value through net income, which include loans, debt securities, trade receivables, net investments in leases, and certain off-balance sheet credit exposures. For financial assets measured at amortized cost, the ASU replaces the "incurred loss" model, which generally delayed recognition of the full amount of credit losses until the loss was probable of occurring, with an "expected loss" model, which reflects an entity's current estimate of all expected credit losses. Expected credit losses for amortized cost assets will be recorded as a valuation allowance, with subsequent increases or decreases in the allowance reflected in the income statement each period. For available-for-sale debt securities, credit losses under the ASU will be measured similarly to current GAAP. However, under the ASU, credit losses for available-for-sale securities will be recorded as a valuation allowance (similar to the amortized cost assets approach described above), rather than as a direct write-down of the security as is required under current GAAP. As a result, improvements to estimated credit losses for available-for-sale debt securities will be recognized immediately in the income statement rather than as interest income over time. The ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal year beginning after December 15, 2018. Ambac has not determined whether it will early adopt this ASU and we are currently evaluating its impact on Ambac's financial statements.
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
Financial Guarantees
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

| Ambac Financial Group, Inc. 9 2016 Second Quarter FORM 10-Q |

Ambac Sponsored VIEs
A subsidiary of Ambac transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities were established as separate legal entities, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of these entities were contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Effective February 17, 2015, one of the special purpose entities was liquidated as it no longer had any outstanding liabilities. Ambac has not consolidated these entities because Ambac Assurance’s policies issued to these entities were allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At June 30, 2016 and December 31, 2015 the fair value of the remaining entity was $8,687 and $8,696, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Since their inception, there have been 15 individual transactions with these entities, of which three transactions remain outstanding as of June 30, 2016. In each case, Ambac sold assets to these entities. The purchase by these entities of financial assets was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. Total principal amount of MTN debt outstanding was $420,760 and $465,160 at June 30, 2016 and December 31, 2015, respectively. The assets are composed of utility obligations with a weighted average rating of BBB+ at June 30, 2016 and weighted average life of 5.9 years. As of June 30, 2016 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

In July 2015, Ambac Assurance entered into a secured borrowing transaction whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). The Securities had par and fair value of $355,049 and $376,266 as of June 30, 2016, respectively. Although the Securities were legally sold to the Trust, the Securities will remain in Invested assets on the Consolidated Balance Sheets. Refer to Note 8. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate entitling the Issuer to, and secured by, all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8%. Both the Trust and the Issuer are consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $117,641 as of June 30, 2016 and is reported in Long-Term Debt on the Consolidated Balance Sheets.
Consolidation of VIEs
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

| Ambac Financial Group, Inc. 10 2016 Second Quarter FORM 10-Q |

securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation. Ambac did not consolidate any VIEs solely as a result of purchases of the VIE’s debt instruments for any of the periods presented.
As of June 30, 2016, consolidated VIE assets and liabilities relating to 15 consolidated entities were $13,661,038 and $13,506,799, respectively. As of December 31, 2015, consolidated VIE assets and liabilities relating to 15 consolidated entities were $14,288,497 and $14,259,776, respectively. As of June 30, 2016 and December 31, 2015, eight and seven consolidated VIEs related to transaction insured by Ambac UK and Ambac Assurance, respectively. As of June 30, 2016 VIE assets and liabilities of $13,194,359 and $13,067,541 and as of December 31, 2015, VIE assets and liabilities of $13,769,985 and $13,636,628 related to transactions guaranteed by Ambac UK. The remaining balance of consolidated VIE assets and liabilities are related to transactions guaranteed by Ambac Assurance. Ambac is not primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of most consolidated VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Investments:
Corporate obligations	$2,577,293	$2,588,556
Total variable interest entity assets: fixed income securities	$2,577,293	$2,588,556
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of June 30, 2016 and December 31, 2015:

	Estimated fair value	Unpaid principal balance
June 30, 2016:
Loans	$11,074,772	$8,252,444
Long-term debt	11,444,892	9,543,681
December 31, 2015:
Loans	$11,690,324	$9,182,284
Long-term debt	12,327,960	10,803,729
For the six months ended June 30, 2016, Ambac did not consolidate or deconsolidated any VIEs. For the six months ended June 30, 2015, Ambac deconsolidated one VIE when the associated financial guarantee exposure matured. There was no gain or loss resulting from this deconsolidation.
Variable Interests in Non-Consolidated VIEs
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports its interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income. The equity investment had a carrying value of $27,620 and $25,339 as of June 30, 2016 and December 31, 2015.

| Ambac Financial Group, Inc. 11 2016 Second Quarter FORM 10-Q |

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of June 30, 2016 and December 31, 2015:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
June 30, 2016:
Global structured finance:
Collateralized debt obligations	$903,540	$232	$3,469	$(167,626)
Mortgage-backed—residential	15,988,051	723,524	3,022,345	—
Other consumer asset-backed	2,454,061	28,599	329,172	—
Other commercial asset-backed	1,885,561	76,941	72,606	—
Other	3,084,963	72,584	486,598	17,235
Total global structured finance	24,316,176	901,880	3,914,190	(150,391)
Global public finance	26,867,551	365,981	398,267	(9,607)
Total	$51,183,727	$1,267,861	$4,312,457	$(159,998)

December 31, 2015:
Global structured finance:
Collateralized debt obligations	$980,935	$264	$3,639	$(129,525)
Mortgage-backed—residential	17,081,002	1,279,650	2,680,739	—
Other consumer asset-backed	3,853,443	47,346	535,090	—
Other commercial asset-backed	2,393,805	104,033	94,191	—
Other	3,286,568	81,017	461,364	15,410
Total global structured finance	27,595,753	1,512,310	3,775,023	(114,115)
Global public finance	28,586,582	377,412	427,299	(24,860)
Total	$56,182,335	$1,889,722	$4,202,322	$(138,975)

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

(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represent the amount recorded in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Net derivative assets (liabilities) represent the fair value recognized on credit derivative contracts and interest rate swaps on Ambac’s Consolidated Balance Sheets.

| Ambac Financial Group, Inc. 12 2016 Second Quarter FORM 10-Q |

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Three Months Ended June 30, 2016:
Beginning Balance	$110,754	$10,131	$(62,873)	$58,012
Other comprehensive income before reclassifications	55,623	—	(55,152)	471
Amounts reclassified from accumulated other comprehensive income	(7,453)	(255)	—	(7,708)
Net current period other comprehensive income (loss)	48,170	(255)	(55,152)	(7,237)
Balance at June 30, 2016	$158,924	$9,876	$(118,025)	$50,775

Three Months Ended June 30, 2015:
Beginning Balance	$193,245	$10,004	$(33,920)	$169,329
Other comprehensive income before reclassifications	(120,209)	—	40,092	(80,117)
Amounts reclassified from accumulated other comprehensive income	6,370	(220)	—	6,150
Net current period other comprehensive income (loss)	(113,839)	(220)	40,092	(73,967)
Balance at June 30, 2015	$79,406	$9,784	$6,172	$95,362

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Six Months Ended June 30, 2016:
Beginning Balance	$50,963	$9,344	$(45,092)	$15,215
Other comprehensive income before reclassifications	107,185	—	(72,933)	34,252
Amounts reclassified from accumulated other comprehensive income	776	532	—	1,308
Net current period other comprehensive income (loss)	107,961	532	(72,933)	35,560
Balance at June 30, 2016	$158,924	$9,876	$(118,025)	$50,775

Six Months Ended June 30, 2015:
Beginning Balance	$210,693	$10,031	$(441)	$220,283
Other comprehensive income before reclassifications	(86,655)	—	6,613	(80,042)
Amounts reclassified from accumulated other comprehensive income	(44,632)	(247)	—	(44,879)
Net current period other comprehensive income (loss)	(131,287)	(247)	6,613	(124,921)
Balance at June 30, 2015	$79,406	$9,784	$6,172	$95,362
(1)    All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.

| Ambac Financial Group, Inc. 13 2016 Second Quarter FORM 10-Q |

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the
Details about Accumulated Other	Three Months Ended June 30,		Consolidated Statement of
Comprehensive Income Components	2016	2015	Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(7,453)	$6,370	Net realized investment (losses) gains and other-than-temporary impairment losses
	—	—	Tax (expense) benefit
	$(7,453)	$6,370	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(167)	$(167)	Operating expenses (2)
Actuarial (losses)	(88)	(53)	Operating expenses (2)
	(255)	(220)	Total before tax
	—	—	Tax (expense) benefit
	$(255)	$(220)	Net of tax and noncontrolling interest
Total reclassifications for the period	$(7,708)	$6,150	Net of tax and noncontrolling interest

	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the
Details about Accumulated Other	Six Months Ended June 30,		Consolidated Statement of
Comprehensive Income Components	2016	2015	Total Comprehensive Income
Unrealized Gains (Losses) on Available-for-Sale Securities
	$776	$(44,632)	Net realized investment (losses) gains and other-than-temporary impairment losses
	—	—	Tax (expense) benefit
	$776	$(44,632)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(333)	$(333)	Operating expenses (2)
Actuarial gains	865	86	Operating expenses (2)
	532	(247)	Total before tax
	—	—	Tax (expense) benefit
	$532	$(247)	Net of tax and noncontrolling interest
Total reclassifications for the period	$1,308	$(44,879)	Net of tax and noncontrolling interest

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Total Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
5. NET INCOME PER SHARE
On May 1, 2013, pursuant to the Second Modified Fifth Amended Plan of Reorganization of Ambac (the "Reorganization Plan"), 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 of warrants were issued. Warrants entitled such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the six months ended June 30, 2016 and 2015, 136 and 398 warrants were exercised, respectively, resulting in an issuance of 136 and 207 shares of common stock, respectively.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. For the six months ended June 30, 2016, Ambac repurchased 228,500 warrants at a cost of $1,610. As of June 30, 2016, Ambac has repurchased 860,100 warrants totaling $6,983, (average cost of $8.12 per warrant) leaving 4,178,901 warrants outstanding.
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

| Ambac Financial Group, Inc. 14 2016 Second Quarter FORM 10-Q |

under the Reorganization Plan and vested and unvested options, unvested restricted stock and performance stock units granted under employee and director compensation plans.
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	45,212,484	45,190,089	45,194,731	45,173,239
Effect of potential dilutive shares:
Warrants	—	1,480,990	—	1,625,901
Stock options	—	8,409	—	10,625
Restricted stock units	104,457	18,242	80,680	21,628
Performance stock units	58,147	5,042	34,132	4,094
Diluted weighted average shares outstanding	45,375,088	46,702,772	45,309,543	46,835,487
Antidilutive securities for the three and six months ended June 30, 2016 included stock options and warrants to purchase 176,668 and 4,178,901 shares of common stock, respectively, where the exercise price was greater than the average market price and 23,334 restricted stock units. Antidilutive securities for the three and six months ended June 30, 2015 included stock options to purchase 110,000 shares of common stock where the exercise price was greater than the average market price.
6. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at June 30, 2016 and December 31, 2015, was 2.5% and 2.7%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at June 30, 2016 and December 31, 2015, was 9.1 years and 9.2 years, respectively.
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
Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees and other parties are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. As of June 30, 2016 and December 31, 2015, approximately 26% and 27% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, structured insurance, lease securitizations and student loan transactions, which comprised 8%, 6%, 4%, and 3%, of the total premium receivables at June 30, 2016 and 8%, 5%, 5%, and 5% of the total premium receivables at December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, $10,903 and $15,240 respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at June 30, 2016.

| Ambac Financial Group, Inc. 15 2016 Second Quarter FORM 10-Q |

Below is the gross premium receivable roll-forward for the affected periods:

	Six Months Ended June 30,
	2016	2015
Beginning premium receivable	$831,575	$1,000,607
Premium receipts	(39,569)	(49,040)
Adjustments for changes in expected and contractual cash flows	(43,125)	(25,513)
Accretion of premium receivable discount	9,967	12,576
Changes to uncollectable premiums	4,337	2,807
Other adjustments (including foreign exchange)	(21,771)	(4,513)
Ending premium receivable	$741,414	$936,924
Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired, including those retirements due to calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, the recognition of any remaining UPR is offset by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three and six months ended June 30, 2016 was $5,081 and $20,057, and the three and six months ended June 30, 2015 was $13,641 and $36,493, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow. The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date (a refunding) or a specified call date (a pre-refunding). Ambac has evaluated the provisions in policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished. For policies with refunding securities, premium revenue recognition is not impacted as the escrowed maturity date is the same as the previous legal maturity date. For policies with pre-refunding securities, the maturity date of the pre-refunded security has been shortened from its previous legal maturity. Although premium revenue recognition has not been accelerated in the period of the pre-refunding, it results in an increase in the rate at which the policy's remaining UPR is to be recognized.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Written	Earned	Written	Earned
Direct	$(4,041)	$44,974	$(11,192)	$65,156
Assumed	—	21	—	22
Ceded	(854)	3,593	(1,142)	4,299
Net premiums	$(3,187)	$41,402	$(10,050)	$60,879

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Written	Earned	Written	Earned
Direct	$(28,821)	$101,963	$(10,130)	$136,806
Assumed	—	43	—	43
Ceded	(6,899)	7,804	(777)	10,252
Net premiums	$(21,922)	$94,202	$(9,353)	$126,597

| Ambac Financial Group, Inc. 16 2016 Second Quarter FORM 10-Q |

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at June 30, 2016:

	Future premiums to be collected (1)	Future premiums to be earned net of reinsurance (1)
Three months ended:
September 30, 2016	$21,184	$30,477
December 31, 2016	17,936	28,639
Twelve months ended:
December 31, 2017	69,067	94,811
December 31, 2018	64,564	80,752
December 31, 2019	60,977	74,629
December 31, 2020	57,954	70,147
Five years ended:
December 31, 2025	237,920	282,657
December 31, 2030	193,274	195,912
December 31, 2035	126,150	114,686
December 31, 2040	43,602	41,486
December 31, 2045	20,112	17,600
December 31, 2050	7,238	7,796
December 31, 2055	601	1,299
Total	$920,579	$1,040,891

(1)
Future premiums to be collected are undiscounted and are used to derive the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premium liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable, as further described in Note 2. Basis of Presentation and Significant Accounting Principles in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K/A for the year ended December 31, 2015. This results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which may result in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

Loss and Loss Expense Reserves:
The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. A loss reserve is recorded on the balance sheet on a policy-by-policy basis. Loss reserve components of an insurance policy include unpaid claims and the present value ("PV") of expected net cash flows required to be paid under an insurance contract, further described below:

•
Unpaid claims represent the sum of (i) claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and (ii) accrued interest on Deferred Amounts as required by the amended Segregated Account Rehabilitation Plan that became effective on June 12, 2014. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in Ambac's Annual Report on Form 10-K/A for further discussion of the amended Segregated Account Rehabilitation Plan. Unpaid claims are measured based on the cost of settling the claims, which is principal plus accrued interest.

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

| Ambac Financial Group, Inc. 17 2016 Second Quarter FORM 10-Q |

have been paid, but not yet recovered, such that the PV of expected cash inflows are greater than the sum of unpaid claims plus the PV of expected cash outflows. For such policies, a “Subrogation recoverable” asset is recorded for the difference between (i) the PV of expected net cash inflows and (ii) unpaid claims.
The approaches used to estimate expected future claims and expected future recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at June 30, 2016 and December 31, 2015:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
June 30, 2016:
Loss and loss expense reserves	$2,353,165	$449,012	$2,996,249	$(1,309,352)	$(161,136)	$4,327,938
Subrogation recoverable	649,661	125,894	110,428	(1,563,140)	—	(677,157)
Totals	$3,002,826	$574,906	$3,106,677	$(2,872,492)	$(161,136)	$3,650,781

December 31, 2015:
Loss and loss expense reserves	$2,138,952	$349,668	$3,265,349	$(1,476,276)	$(189,587)	$4,088,106
Subrogation recoverable	828,802	141,349	207,674	(2,407,118)	—	(1,229,293)
Totals	$2,967,754	$491,017	$3,473,023	$(3,883,394)	$(189,587)	$2,858,813
Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Six Months Ended June 30,
	2016	2015
Beginning gross loss and loss expense reserves	$2,858,813	$3,798,733
Less reinsurance on loss and loss expense reserves	44,059	100,355
Beginning balance of net loss and loss expense reserves	$2,814,754	$3,698,378
Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	12	737
Total current year	12	737
Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(157,403)	(262,962)
Claim and loss expense (payments) recoveries, net of subrogation and reinsurance	1,011,957	(88,387)
(Increase) decrease in previously established RMBS subrogation recoveries, net of reinsurance	(48,647)	(32,785)
Total prior years	805,907	(384,134)
Net change in net loss and loss expense reserves	805,919	(383,397)
Ending net loss and loss expense reserves	3,620,673	3,314,981
Add reinsurance on loss and loss expense reserves (1)	30,108	71,031
Ending gross loss and loss expense reserves	$3,650,781	$3,386,012

(1)
Reinsurance recoverable reported on the Balance Sheet also includes reinsurance recoverables (payables) of previously presented loss and loss expenses of $(1,404) and $4,974 as of June 30, 2016 and 2015, respectively.

The increase in loss and loss expense reserves established in prior years for the six months ended June 30, 2016 was primarily due to the receipt of RMBS subrogation recoverables, the receipt of recoveries related to an omnibus settlement with investors in Countrywide securitizations, higher loss expenses and UPR amortization. Offsetting this increase in loss and loss expense reserves was positive loss development primarily due to the impact of lower interest rates, executed commutations in the student loan insured portfolio, claim payments and interest on Deferred Amounts. The increase in loss and loss expense reserves established in prior years for the six months ended June 30, 2015 was primarily due to the impact of executed commutations in the student loan insured portfolio and reduced future claims for both the Ambac UK and RMBS portfolios partially offset by negative development in certain public finance transactions and interest accrued on Deferred Amounts.

| Ambac Financial Group, Inc. 18 2016 Second Quarter FORM 10-Q |

The net change in net loss and loss expense reserves are included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income. Reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income were a benefit of $1,847 and an expense of $7,607 for the three and six months ended June 30, 2016 and an expense of $3,219 and $23,821 for the three and six months ended June 30, 2015, respectively.
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at June 30, 2016 and December 31, 2015. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. The weighted average risk-free rate used to discount loss reserves at June 30, 2016 and December 31, 2015 was 1.8% and 2.4%, respectively.

Surveillance Categories as of June 30, 2016
	I/SL	IA	II	III	IV	V	Total
Number of policies	41	14	26	48	167	3	299
Remaining weighted-average contract period (in years)	9	16	28	18	15	6	16
Gross insured contractual payments outstanding:
Principal	$1,902,757	$259,528	$1,910,439	$2,107,764	$8,595,851	$49,248	$14,825,587
Interest	760,420	111,177	6,820,692	1,469,457	2,401,664	15,424	11,578,834
Total	$2,663,177	$370,705	$8,731,131	$3,577,221	$10,997,515	$64,672	$26,404,421
Gross undiscounted claim liability (1)	$7,163	$5,486	$187,914	$980,082	$6,246,780	$64,671	$7,492,096
Discount, gross claim liability	(394)	(434)	(88,856)	(225,668)	(561,883)	(3,854)	(881,089)
Gross claim liability before all subrogation and before reinsurance	$6,769	$5,052	$99,058	$754,414	$5,684,897	$60,817	$6,611,007
Less:
Gross RMBS subrogation (2)	—	—	(1,666)	—	(1,891,061)	—	(1,892,727)
Discount, RMBS subrogation	—	—	7	—	8,894	—	8,901
Discounted RMBS subrogation, before reinsurance	—	—	(1,659)	—	(1,882,167)	—	(1,883,826)
Less:
Gross other subrogation (3)	—	—	(8,747)	(259,739)	(891,879)	(12,938)	(1,173,303)
Discount, other subrogation	—	—	2,078	71,083	108,569	2,907	184,637
Discounted other subrogation, before reinsurance	—	—	(6,669)	(188,656)	(783,310)	(10,031)	(988,666)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$6,769	$5,052	$90,730	$565,758	$3,019,420	$50,786	$3,738,515
Less: Unearned premium revenue	(4,093)	(1,792)	(47,390)	(40,302)	(67,141)	(418)	(161,136)
Plus: Loss expense reserves	4,238	59	383	14,768	53,954	—	73,402
Gross loss and loss expense reserves	$6,914	$3,319	$43,723	$540,224	$3,006,233	$50,368	$3,650,781
Reinsurance recoverable reported on Balance Sheet (4)	$749	$943	$187	$43,089	$(16,264)	$—	$28,704

(1)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation primarily represents subrogation related to excess spread or other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)	Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $30,108 related to future loss and loss expenses and $(1,404) related to presented loss and loss expenses.

| Ambac Financial Group, Inc. 19 2016 Second Quarter FORM 10-Q |

Surveillance Categories as of December 31, 2015
	I/SL	IA	II	III	IV	V	Total
Number of policies	33	14	23	63	157	3	293
Remaining weighted-average contract period (in years)	9	17	26	19	13	6	15
Gross insured contractual payments outstanding:
Principal	$1,830,549	$263,288	$1,912,237	$2,972,615	$8,942,730	$54,590	$15,976,009
Interest	724,940	107,624	6,834,538	1,792,525	2,391,523	16,791	11,867,941
Total	$2,555,489	$370,912	$8,746,775	$4,765,140	$11,334,253	$71,381	$27,843,950
Gross undiscounted claim liability (1)	$6,188	$5,632	$173,930	$1,595,525	$6,339,537	$71,381	$8,192,193
Discount, gross claim liability	(515)	(652)	(96,218)	(458,805)	(770,694)	(6,779)	(1,333,663)
Gross claim liability before all subrogation and before reinsurance	$5,673	$4,980	$77,712	$1,136,720	$5,568,843	$64,602	$6,858,530
Less:
Gross RMBS subrogation (2)	—	—	—	—	(2,841,291)	—	(2,841,291)
Discount, RMBS subrogation	—	—	—	—	11,716	—	11,716
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,829,575)	—	(2,829,575)
Less:
Gross other subrogation (3)	—	—	(12,937)	(526,957)	(835,078)	(13,098)	(1,388,070)
Discount, other subrogation	—	—	3,961	198,643	127,669	3,978	334,251
Discounted other subrogation, before reinsurance	—	—	(8,976)	(328,314)	(707,409)	(9,120)	(1,053,819)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$5,673	$4,980	$68,736	$808,406	$2,031,859	$55,482	$2,975,136
Less: Unearned premium revenue	(3,360)	(1,796)	(48,871)	(63,257)	(71,848)	(455)	(189,587)
Plus: Loss expense reserves	—	66	629	15,090	57,479	—	73,264
Gross loss and loss expense reserves	$2,313	$3,250	$20,494	$760,239	$2,017,490	$55,027	$2,858,813
Reinsurance recoverable reported on Balance Sheet (4)	$642	$880	$85	$59,503	$(17,111)	$—	$43,999

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
Ambac records estimated subrogation recoveries for breaches of representations and warranties (R&W) by sponsors of certain RMBS transactions. For a discussion of the Random Sample approach utilized to estimate R&W subrogation recoveries, see Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015. R&W subrogation may include estimates of potential sponsor settlements, but have not been subject to a sampling approach. However, such estimates are not material to Ambac’s financial results and therefore are included in the Random Sample section of this table.
Ambac has recorded R&W subrogation recoveries of $1,883,826 ($1,856,017 net of reinsurance) and $2,829,575 ($2,800,149 net of reinsurance) at June 30, 2016 and December 31, 2015, respectively. The balance of R&W subrogation recoveries and the related loss reserves, using the Random Sample estimation approach, at June 30, 2016 and December 31, 2015, are as follows:

Random Sample Approach	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2)(3)	Gross loss reserves after subrogation recoveries
At June 30, 2016	$1,370,594	$(1,883,826)	$(513,232)

At December 31, 2015	$1,850,804	$(2,829,575)	$(978,771)

| Ambac Financial Group, Inc. 20 2016 Second Quarter FORM 10-Q |

(1)	Includes unpaid RMBS claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

(2)
The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid and unpaid losses plus the present value of expected cash flows for each policy. To the extent losses have been paid but not yet fully recovered, the recorded amount of R&W subrogation recoveries may exceed the sum of the unpaid claims and the present value of expected cash flows for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than the sum of unpaid claims and the present value of expected cash flows, the net cash outflow for these policies is recorded as a “Loss and loss expense reserves” liability.

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

Below is the rollforward of R&W subrogation, by random sample estimation approach, for the affected periods:

	Six Months Ended June 30,
	2016	2015
Discounted RMBS subrogation (gross of reinsurance) at beginning of period	$2,829,575	$2,523,540
Changes recognized during the period:
Impact of sponsor actions (1)	(995,000)	—
All other changes (2)	49,251	33,034
Discounted RMBS subrogation (gross of reinsurance) at end of period	$1,883,826	$2,556,574

(1)	Sponsor actions include loan repurchases, direct payments to Ambac and other contributions.

(2)
All other changes which may impact RMBS subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor and/or the projected timing of recoveries. All other changes may also include estimates of potential sponsor settlements that may not have been subject to a sampling approach or have been executed but the settlement amounts have not yet been received. Those that have not been subject to a sampling approach are not material to Ambac’s financial results and therefore are included in the Random Sample column of this table.

Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries.
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income. For the three and six months ended June 30, 2016, the insurance intangible amortization expense was $39,013 and $89,903, respectively, and for the three and six months ended June 30, 2015, the insurance intangible amortization was $38,088 and $75,520, respectively. As of June 30, 2016 and December 31, 2015, the gross carrying value of the insurance intangible asset was $1,570,218 and $1,626,566, respectively. Accumulated amortization of the insurance intangible asset was $494,613 and $414,454, as of June 30, 2016 and December 31, 2015, respectively, resulting in a net insurance intangible asset of $1,075,605 and $1,212,112, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

	2016	2017	2018	2019	2020	Thereafter
Amortization expense (1)	$54,392	$96,632	$85,603	$77,146	$71,269	$690,563

(1)
Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing.

| Ambac Financial Group, Inc. 21 2016 Second Quarter FORM 10-Q |

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
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include investments in fixed income securities representing municipal, asset-backed and corporate obligations, most financial services interest rate swap contracts, and most long-term debt of variable interest entities consolidated under the Consolidation Topic of the ASC.

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

As discussed in Note 2. Basis of Presentation and Significant Accounting Policies, effective January 1, 2016, the Company retrospectively adopted ASU No. 2015-07 which no longer requires investments measured at fair value using NAV per share as a practical expedient to be categorized within the fair value hierarchy. Therefore, the Company's investments in partially-owned investment companies, investment funds and limited partnerships for which fair value is measured using NAV per share as a practical expedient are no longer included within the fair value hierarchy and the Level 3 rollforward tables disclosed below. Prior period amounts within the fair value hierarchy disclosures contained in this section have been revised to conform to the current period presentation. This guidance requires a change in disclosure only and adoption of this guidance did not have an impact on our financial condition or results of operations.
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of June 30, 2016 and December 31, 2015, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 22 2016 Second Quarter FORM 10-Q |

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
June 30, 2016:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$375,652	$375,652	$—	$375,652	$—
Corporate obligations	1,730,703	1,730,703	—	1,730,703	—
Foreign obligations	75,390	75,390	60,649	14,741	—
U.S. government obligations	34,369	34,369	34,369	—	—
U.S. agency obligations	4,148	4,148	—	4,148	—
Residential mortgage-backed securities	2,270,543	2,270,543	—	1,619,693	650,850
Collateralized debt obligations	104,562	104,562	—	104,562	—
Other asset-backed securities	1,114,097	1,114,097	—	1,042,277	71,820
Fixed income securities, pledged as collateral:
U.S. government obligations	65,068	65,068	65,068	—	—
Short term investments	336,222	336,222	331,347	4,875	—
Other investments (2)	410,727	394,273	49,659	—	11,166
Cash and cash equivalents	23,044	23,044	23,044	—	—
Loans	4,615	4,464	—	—	4,464
Derivative assets:
Interest rate swaps—asset position	104,353	104,353	—	23,431	80,922
Other assets	8,687	8,687	—	—	8,687
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,577,293	2,577,293	—	—	2,577,293
Restricted cash	5,461	5,461	5,461	—	—
Loans	11,074,772	11,074,772	—	—	11,074,772
Total financial assets	$20,319,706	$20,303,101	$569,597	$4,920,082	$14,479,974
Financial liabilities:
Obligations under investment agreements	$82,358	$82,682	$—	$—	$82,682
Long term debt, including accrued interest	1,493,020	1,374,646	—	1,093,436	281,210
Derivative liabilities:
Credit derivatives	18,207	18,207	—	—	18,207
Interest rate swaps—asset position	(99,841)	(99,841)	—	(99,841)	—
Interest rate swaps—liability position	517,441	517,441	—	350,694	166,747
Futures contracts	1,356	1,356	1,356	—	—
Liabilities for net financial guarantees written (1)	2,911,854	3,873,330	—	—	3,873,330
Variable interest entity liabilities:
Long-term debt	11,444,892	11,444,892	—	9,186,883	2,258,009
Derivative liabilities:
Interest rate swaps—liability position	2,124,045	2,124,045	—	2,124,045	—
Currency swaps—asset position	(63,167)	(63,167)	—	(63,167)	—
Total financial liabilities	$18,430,165	$19,273,591	$1,356	$12,592,050	$6,680,185

| Ambac Financial Group, Inc. 23 2016 Second Quarter FORM 10-Q |

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
December 31, 2015:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$420,770	$420,770	$—	$420,770	$—
Corporate obligations	1,593,669	1,593,669	—	1,593,669	—
Foreign obligations	96,306	96,306	87,808	8,498	—
U.S. government obligations	26,687	26,687	26,687	—	—
U.S. agency obligations	4,212	4,212	—	4,212	—
Residential mortgage-backed securities	1,977,338	1,977,338	—	1,488,454	488,884
Collateralized debt obligations	84,267	84,267	—	84,267	—
Other asset-backed securities	840,527	840,527	—	840,527	—
Fixed income securities, pledged as collateral:
U.S. government obligations	64,555	64,555	64,555	—	—
Short term investments	225,789	225,789	197,398	28,391	—
Other investments (2)	310,600	298,095	45,745	—	12,834
Cash and cash equivalents	35,744	35,744	35,744	—	—
Loans	5,206	5,128	—	—	5,128
Derivative assets:
Interest rate swaps—asset position	84,886	84,886	—	21,848	63,038
Futures contracts	109	109	109	—	—
Other assets	8,696	8,696	—	—	8,696
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,588,556	2,588,556	—	—	2,588,556
Restricted cash	5,822	5,822	5,822	—	—
Loans	11,690,324	11,690,324	—	—	11,690,324
Total financial assets	$20,064,063	$20,051,480	$463,868	$4,490,636	$14,857,460
Financial liabilities:
Obligations under investment agreements	$100,358	$101,400	$—	$—	$101,400
Long term debt, including accrued interest	1,481,045	1,235,721	—	132,837	1,102,884
Derivative liabilities:
Credit derivatives	34,543	34,543	—	—	34,543
Interest rate swaps—asset position	(52,128)	(52,128)	—	(52,128)	—
Interest rate swaps—liability position	370,943	370,943	—	243,256	127,687
Futures contracts	—	—	—	—	—
Other contracts	—	—	—	—	—
Liabilities for net financial guarantees written (1)	2,033,484	2,325,859	—	—	2,325,859
Variable interest entity liabilities:
Long-term debt	12,327,960	12,327,960	—	9,147,790	3,180,170
Derivative liabilities:
Interest rate swaps—liability position	1,965,265	1,965,265	—	1,965,265	—
Currency swaps—liability position	(36,862)	(36,862)	—	(36,862)	—
Total financial liabilities	$18,224,608	$18,272,701	$—	$11,400,158	$6,872,543

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

(2)
Excluded from the fair value measurement categories in the table above are investments funds of $333,448 and $239,516 as of June 30, 2016 and December 31, 2015, respectively, which are measured using NAV per share as a practical expedient.

Determination of Fair Value:
When available, Ambac uses quoted active market prices specific to the financial instrument to determine fair value, and classifies such items within Level 1. Because many fixed income securities do not trade on a daily basis, pricing sources apply available information through processes

| Ambac Financial Group, Inc. 24 2016 Second Quarter FORM 10-Q |

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
Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, equity interests in pooled investment funds, derivative instruments, variable interest entity assets and liabilities and equity interests in Ambac sponsored special purpose entities. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed to validate fair value model results. However many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
We reflect Ambac’s own creditworthiness in the fair value of financial liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline (increase) in Ambac’s creditworthiness as perceived by market participants will generally result in a higher (lower) CVA, thereby lowering (increasing) the fair value of Ambac’s financial liabilities as reported.
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At June 30, 2016, approximately 4%, 84%, and 12% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2015, approximately 9%, 82%, and 9% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. Among the investments valued using internal valuation models are Ambac insured securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. These securities are internally valued based upon the valuation of Ambac Assurance's surplus notes and comprise 11% and 9% of the portfolio at June 30, 2016 and December 31, 2015, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: These securities are guaranteed under policies that are subject to the Segregated Account Rehabilitation Plan and have projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. The fair value of such securities classified as Level 3 was $650,850 and $488,884 at June 30, 2016 and December 31, 2015, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan, are to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 for further description of the Segregated Account Rehabilitation Plan and its impact on the payment of Segregated Account policy claims and surplus note redemptions.

| Ambac Financial Group, Inc. 25 2016 Second Quarter FORM 10-Q |

Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $71,820 and $0 at June 30, 2016 and December 31, 2015, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at June 30, 2016 include the following weighted averages:

June 30, 2016:
a. Coupon rate:	5.96%
b. Average Life:	18.11 years
c. Yield:	12.25%
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

	Fair Value
Class of Funds	June 30, 2016	December 31, 2015	Redemption Frequency	Redemption Notice Period
Real estate properties [1]	$42,985	$59,719	quarterly	10 business days
Diversified hedge fund strategies [2]	43,860	35,464	semi-monthly	15 - 30 days
Credit products [3]	206,381	99,579	daily, weekly or monthly	0 - 30 days
Illiquid investments [4]	40,222	44,754	quarterly	180 days

(1)	Investments consist of UK property to generate income and capital growth

(2)
Investments seek diversified exposure to hedge fund core strategies to produce high risk-adjusted returns, with low long-term correlation to traditional markets and with targeted volatility levels. Funds may have the right to defer redemptions under certain circumstances.

(3)
This class of funds includes investments in a range of instruments including leveraged loans, CLOs, asset-backed securities and floating rate notes to generate income and capital appreciation. Funds with less frequent redemption periods limit redemptions to as little as 15% per period. Funds with a same day redemption notice period are redeemable only weekly, while funds that may be redeemed any business day have notice periods of 15-30 days.

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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. The fair value of credit derivative liabilities was reduced by $3,860 and $10,124 at June 30, 2016 and December 31, 2015, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $89,362 and $78,728 at June 30, 2016 and December 31, 2015, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations.
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

| Ambac Financial Group, Inc. 26 2016 Second Quarter FORM 10-Q |

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
Fair values of reference obligations named in our CDS contracts are an input to determine the estimated fair value of the CDS and are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. CDS reference obligation fair values are based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. When quotes for reference obligations are not available or cannot be reasonably corroborated, reference obligation prices used in the valuation model are estimated internally based on available market prices or spreads for securities or indices with similar characteristics such as underlying collateral, credit rating and expected life. Internal estimates may also consider historical quotes on the reference obligation, updated for changes in market factors and security specific developments such as credit rating changes. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 0% of CDS gross par outstanding and 0% of the CDS derivative liability as of June 30, 2016.
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

| Ambac Financial Group, Inc. 27 2016 Second Quarter FORM 10-Q |

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
Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the current cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at LIBOR compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at LIBOR, was 17.5% and 22.7% as of June 30, 2016 and December 31, 2015, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).
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
The net notional outstanding of Ambac’s CDS contracts were $861,511 and $970,883 at June 30, 2016 and December 31, 2015, respectively. Credit derivative liabilities at June 30, 2016 and December 31, 2015 had a combined net fair value of $18,207 and $34,543, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of June 30, 2016 and December 31, 2015 is summarized below:

| Ambac Financial Group, Inc. 28 2016 Second Quarter FORM 10-Q |

	June 30, 2016		December 31, 2015
	CLOs	Other	CLOs	Other (1)
Notional outstanding	$231,376	$630,135	$295,253	$617,148
Weighted average reference obligation price	98.9	90.9	98.4	85.2
Weighted average life (WAL) in years	0.9	6.4	1.1	6.1
Weighted average credit rating	AA	BBB+	AA	BBB+
Weighted average relative change ratio	36.5%	31.5%	36.3%	33.3%
CVA percentage	6.72%	17.97%	8.34%	23.34%
Fair value of derivative liabilities	$878	$17,329	$1,837	$32,697

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
Long-term Debt:
The fair values of surplus notes issued by Ambac Assurance and the Segregated Account and classified as long-term debt is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency, when available. The fair values of surplus notes for which quotes are not available or cannot be reasonably corroborated are internally estimated considering market transactions when available and internally developed discounted cash flow models. Notes outstanding to third parties arising from Ambac Assurance's secured borrowing transaction are classified as long-term debt and valued using market prices received from dealer quotes.

| Ambac Financial Group, Inc. 29 2016 Second Quarter FORM 10-Q |

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
European ABS transactions: The fair value of such obligations classified as Level 3 was $2,230,943 and $3,016,966 at June 30, 2016 and December 31, 2015, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at June 30, 2016 and December 31, 2015 include the following weighted averages:

June 30, 2016:		December 31, 2015:
a. Coupon rate:	0.49%	a. Coupon rate:	1.38%
b. Maturity:	16.65 years	b. Maturity:	16.44 years
c. Yield:	6.08%	c. Yield:	6.08%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $27,066 and $163,204 at June 30, 2016 and December 31, 2015, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at June 30, 2016 and December 31, 2015, include the following weighted averages:

June 30, 2016:		December 31, 2015:
a. Coupon rate:	5.88%	a. Coupon rate:	5.88%
b. Maturity:	21.35 years	b. Maturity:	21.81 years
c. Yield:	7.05%	c. Yield:	9.14%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at June 30, 2016 and December 31, 2015 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.8% and 4.4% at June 30, 2016 and December 31, 2015, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2016 and 2015. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In

| Ambac Financial Group, Inc. 30 2016 Second Quarter FORM 10-Q |

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
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Three Months Ended June 30, 2016:
Balance, beginning of period	$711,490	$8,411	$(109,894)	$2,622,723	$11,516,241	$(2,788,416)	$11,960,555
Total gains/(losses) realized and unrealized:
Included in earnings	14,616	276	(3,047)	171,325	516,091	(332,605)	366,656
Included in other comprehensive income	(4,783)	—	—	(216,755)	(895,557)	233,100	(883,995)
Purchases	17	—	—	—	—	—	17
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(4,913)	—	8,909	—	(62,003)	106,663	48,656
Transfers into Level 3	6,243	—	—	—	—	—	6,243
Transfers out of Level 3	—	—	—	—	—	523,249	523,249
Balance, end of period	$722,670	$8,687	$(104,032)	$2,577,293	$11,074,772	$(2,258,009)	$12,021,381
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$276	$(3,280)	$171,325	$516,091	$(332,605)	$351,807

Three Months Ended June 30, 2015:
Balance, beginning of period	$262,732	$10,036	$(230,201)	$2,704,657	$12,789,201	$(2,032,099)	$13,504,326
Total gains/(losses) realized and unrealized:
Included in earnings	6,908	(332)	14,489	(117,260)	(453,769)	(23,091)	(573,055)
Included in other comprehensive income	(38,617)	—	—	159,784	722,169	(111,636)	731,700
Purchases	150,348	—	—	—	—	—	150,348
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(1,039)	—	8,185	—	(52,385)	—	(45,239)
Transfers into Level 3	—	—	88,218	—	—	—	88,218
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$380,332	$9,704	$(119,309)	$2,747,181	$13,005,216	$(2,166,826)	$13,856,298
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(332)	$14,081	$(117,260)	$(453,769)	$(23,091)	$(580,371)

| Ambac Financial Group, Inc. 31 2016 Second Quarter FORM 10-Q |

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Six Months Ended June 30, 2016:
Balance, beginning of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
Total gains/(losses) realized and unrealized:
Included in earnings	27,019	(9)	(11,030)	264,592	676,632	(334,557)	622,647
Included in other comprehensive income	23,236	—	—	(275,855)	(1,163,959)	305,960	(1,110,618)
Purchases	91,892	—	—	—	—	—	91,892
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(9,159)	—	6,190	—	(128,225)	212,860	81,666
Transfers into Level 3	100,798	—	—	—	—	—	100,798
Transfers out of Level 3	—	—	—	—	—	737,898	737,898
Balance, end of period	$722,670	$8,687	$(104,032)	$2,577,293	$11,074,772	$(2,258,009)	$12,021,381
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(9)	$(11,525)	$264,592	$676,632	$(334,557)	$595,133

Six Months Ended June 30, 2015:
Balance, beginning of period	$198,201	$12,036	$(215,346)	$2,743,050	$12,371,177	$(1,263,664)	$13,845,454
Total gains/(losses) realized and unrealized:
Included in earnings	12,637	(627)	568	(25,140)	657,158	(863,089)	(218,493)
Included in other comprehensive income	(44,323)	—	—	29,271	159,548	(44,011)	100,485
Purchases	234,852	—	—	—	—	—	234,852
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(21,035)	(1,705)	7,251	—	(182,667)	3,938	(194,218)
Transfers in Level 3	—	—	88,218	—	—	—	88,218
Transfers out of Level 3	—	—	—	—	—	—	—
Balance, end of period	$380,332	$9,704	$(119,309)	$2,747,181	$13,005,216	$(2,166,826)	$13,856,298
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(627)	$(1,933)	$(25,140)	$657,158	$(863,089)	$(233,631)

| Ambac Financial Group, Inc. 32 2016 Second Quarter FORM 10-Q |

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Other Asset Backed Securities	Corporate Obligations	Non-Agency RMBS	Total Investments
Three Months Ended June 30, 2016:
Balance, beginning of period	$71,786	$—	$639,704	$711,490
Total gains/(losses) realized and unrealized:
Included in earnings	272	—	14,344	14,616
Included in other comprehensive income	20	—	(4,803)	(4,783)
Purchases	—	—	17	17
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(258)	—	(4,655)	(4,913)
Transfers into Level 3	—	—	6,243	6,243
Transfers out of Level 3	—	—	—	—
Balance, end of period	$71,820	$—	$650,850	$722,670
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—

Three Months Ended June 30, 2015:
Balance, beginning of period	$—	$—	$262,732	$262,732
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	6,908	6,908
Included in other comprehensive income	—	—	(38,617)	(38,617)
Purchases	—	—	150,348	150,348
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(1,039)	(1,039)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$—	$380,332	$380,332
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—

| Ambac Financial Group, Inc. 33 2016 Second Quarter FORM 10-Q |

Level 3 - Investments by Class:
	Other Asset Backed Securities	Corporate Obligations	Non-Agency RMBS	Total Investments
Six Months Ended June 30, 2016:
Balance, beginning of period	$—	$—	$488,884	$488,884
Total gains/(losses) realized and unrealized:
Included in earnings	561	—	26,458	27,019
Included in other comprehensive income	1,065	—	22,171	23,236
Purchases	—	—	91,892	91,892
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(513)	—	(8,646)	(9,159)
Transfers into Level 3	70,707	—	30,091	100,798
Transfers out of Level 3	—	—	—	—
Balance, end of period	$71,820	$—	$650,850	$722,670
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—

Six Months Ended June 30, 2015:
Balance, beginning of period	$—	$3,808	$194,393	$198,201
Total gains/(losses) realized and unrealized:
Included in earnings	—	(19)	12,656	12,637
Included in other comprehensive income	—	(286)	(44,037)	(44,323)
Purchases	—	—	234,852	234,852
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	(3,503)	(17,532)	(21,035)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance, end of period	$—	$—	$380,332	$380,332
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—

| Ambac Financial Group, Inc. 34 2016 Second Quarter FORM 10-Q |

Level 3 - Derivatives by Class:
	Three Months Ended June 30, 2016:			Three Months Ended June 30, 2015:
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(87,965)	$(21,929)	$(109,894)	$(153,824)	$(76,377)	$(230,201)
Total gains/(losses) realized and unrealized:
Included in earnings	(7,002)	3,955	(3,047)	4,195	10,294	14,489
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	9,142	(233)	8,909	8,592	(407)	8,185
Transfers into Level 3	—	—	—	88,218	—	88,218
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$(85,825)	$(18,207)	$(104,032)	$(52,819)	$(66,490)	$(119,309)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(7,002)	$3,722	$(3,280)	$4,195	$9,886	$14,081

Level 3 - Derivatives by Class:
	Six Months Ended June 30, 2016:			Six Months Ended June 30, 2015:
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(64,649)	$(34,543)	$(99,192)	$(141,887)	$(73,459)	$(215,346)
Total gains/(losses) realized and unrealized:
Included in earnings	(27,851)	16,821	(11,030)	(7,227)	7,795	568
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	6,675	(485)	6,190	8,077	(826)	7,251
Transfers into Level 3	—	—	—	88,218	—	88,218
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$(85,825)	$(18,207)	$(104,032)	$(52,819)	$(66,490)	$(119,309)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(27,851)	$16,336	$(11,515)	$(7,227)	$5,294	$(1,933)
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

| Ambac Financial Group, Inc. 35 2016 Second Quarter FORM 10-Q |

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income or (loss)
Three Months Ended June 30, 2016:
Total gains or losses included in earnings for the period	$14,616	$233	$3,722	$(7,002)	$354,811	$276
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	3,722	(7,002)	354,811	276

Three Months Ended June 30, 2015:
Total gains or losses included in earnings for the period	$6,908	$407	$9,886	$4,195	$(594,120)	$(332)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	9,886	4,195	(594,120)	(332)

Six Months Ended June 30, 2016:
Total gains or losses included in earnings for the period	$27,019	$485	$16,336	$(27,851)	$606,667	$(9)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	16,326	(27,851)	606,667	(9)

Six Months Ended June 30, 2015:
Total gains or losses included in earnings for the period	$12,637	$826	$6,968	$(7,227)	$(231,071)	$(627)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	5,294	(7,227)	(231,071)	(627)

| Ambac Financial Group, Inc. 36 2016 Second Quarter FORM 10-Q |

8. INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed income securities classified as available-for-sale and equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities and are reported within Other investments on the Consolidated Balance Sheets. Other investments also include Ambac's equity interest in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other-than temporary Impairments (1)
June 30, 2016:
Fixed income securities:
Municipal obligations	$367,363	$12,402	$4,113	$375,652	$—
Corporate obligations	1,681,035	50,637	969	1,730,703	—
Foreign obligations	69,374	6,017	1	75,390	—
U.S. government obligations	31,422	2,948	1	34,369	—
U.S. agency obligations	4,152	—	4	4,148	—
Residential mortgage-backed securities	2,221,276	103,989	54,722	2,270,543	40,046
Collateralized debt obligations	105,574	232	1,244	104,562	—
Other asset-backed securities	1,070,691	46,125	2,719	1,114,097	—
	5,550,887	222,350	63,773	5,709,464	40,046
Short-term	336,222	—	—	336,222	—
	5,887,109	222,350	63,773	6,045,686	40,046
Fixed income securities pledged as collateral:
U.S. government obligations	64,721	347	—	65,068	—
Total collateralized investments	64,721	347	—	65,068	—
Total available-for-sale investments	$5,951,830	$222,697	$63,773	$6,110,754	$40,046

December 31, 2015:
Fixed income securities:
Municipal obligations	$424,048	$4,910	$8,188	$420,770	$—
Corporate obligations	1,610,912	7,089	24,332	1,593,669	—
Foreign obligations	96,638	1,491	1,823	96,306	—
U.S. government obligations	26,086	789	188	26,687	—
U.S. agency obligations	4,239	—	27	4,212	—
Residential mortgage-backed securities	1,942,285	99,670	64,617	1,977,338	41,673
Collateralized debt obligations	85,706	42	1,481	84,267	—
Other asset-backed securities	802,842	41,177	3,492	840,527	—
	4,992,756	155,168	104,148	5,043,776	41,673
Short-term	225,789	1	1	225,789	—
	5,218,545	155,169	104,149	5,269,565	41,673
Fixed income securities pledged as collateral:
U.S. government obligations	64,612	—	57	64,555	—
Total collateralized investments	64,612	—	57	64,555	—
Total available-for-sale investments	$5,283,157	$155,169	$104,206	$5,334,120	$41,673

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of June 30, 2016 and December 31, 2015.

| Ambac Financial Group, Inc. 37 2016 Second Quarter FORM 10-Q |

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at June 30, 2016, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$435,165	$435,941
Due after one year through five years	1,121,578	1,145,770
Due after five years through ten years	848,880	881,439
Due after ten years	148,666	158,402
	2,554,289	2,621,552
Residential mortgage-backed securities	2,221,276	2,270,543
Collateralized debt obligations	105,574	104,562
Other asset-backed securities	1,070,691	1,114,097
Total	$5,951,830	$6,110,754
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2016:
Fixed income securities:
Municipal obligations	$46,358	$1,444	$91,648	$2,669	$138,006	$4,113
Corporate obligations	33,756	610	63,427	359	97,183	969
Foreign obligations	206	1	—	—	206	1
U.S. government obligations	—	—	5,099	1	5,099	1
U.S. agency obligations	—	—	4,148	4	4,148	4
Residential mortgage-backed securities	413,403	11,851	548,720	42,871	962,123	54,722
Collateralized debt obligations	14,794	140	56,382	1,104	71,176	1,244
Other asset-backed securities	431,661	2,673	13,623	46	445,284	2,719
	940,178	16,719	783,047	47,054	1,723,225	63,773
Short-term	—	—	—	—	—	—
	940,178	16,719	783,047	47,054	1,723,225	63,773
Fixed income securities, pledged as collateral:
U. S. government obligations	—	—	—	—	—	—
Total collateralized investments	—	—	—	—	—	—
Total temporarily impaired securities	$940,178	$16,719	$783,047	$47,054	$1,723,225	$63,773

| Ambac Financial Group, Inc. 38 2016 Second Quarter FORM 10-Q |

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2015:
Fixed income securities:
Municipal obligations	$117,008	$2,070	$114,708	$6,118	$231,716	$8,188
Corporate obligations	938,916	21,331	92,581	3,001	1,031,497	24,332
Foreign obligations	34,904	1,018	8,584	805	43,488	1,823
U.S. government obligations	2,938	18	10,658	170	13,596	188
U.S. agency obligations	—	—	4,212	27	4,212	27
Residential mortgage-backed securities	584,699	53,367	213,303	11,250	798,002	64,617
Collateralized debt obligations	77,538	1,481	—	—	77,538	1,481
Other asset-backed securities	450,690	3,456	19,274	36	469,964	3,492
	2,206,693	82,741	463,320	21,407	2,670,013	104,148
Short-term	9,982	1	—	—	9,982	1
	2,216,675	82,742	463,320	21,407	2,679,995	104,149
Fixed income securities, pledged as collateral:
U. S. government obligations	64,555	57	—	—	64,555	57
Total collateralized investments	64,555	57	—	—	64,555	57
Total temporarily impaired securities	$2,281,230	$82,799	$463,320	$21,407	$2,744,550	$104,206
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of June 30, 2016 and December 31, 2015 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of June 30, 2016, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at June 30, 2016, $1,055,824 of the total fair value and $58,292 of the unrealized loss related to below investment grade and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2015, $953,000 of the total fair value and $69,214 of the unrealized loss related to below investment grade and non-rated securities. With respect to Ambac insured securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments, including interest on Deferred Amounts. Ambac estimates the timing of such claim payment receipts but the actual timing of such amounts are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, or the accretion rate on Deferred Amounts, may have a material effect on the fair value of Ambac insured securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description and to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is other-

| Ambac Financial Group, Inc. 39 2016 Second Quarter FORM 10-Q |

than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Residential mortgage-backed securities
Of the $54,722 of unrealized losses on residential mortgage-backed securities, $52,658 is attributable to Ambac insured securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since either the purchase date or Fresh Start Reporting Date of April 30, 2013 for securities owned prior to such date. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors.  Additionally, for Ambac insured securities that are allocated to the Segregated Account, expected future cash flows include assumptions about the timing of Ambac Assurance claim payments, including interest on Deferred Amounts, although the actual timing of such payments are at the sole discretion of the Rehabilitator. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at June 30, 2016 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross realized gains on securities	$4,551	$3,488	$6,479	$54,142
Gross realized losses on securities	(503)	(1,232)	(4,112)	(4,969)
Net foreign exchange gains	10,849	(7,609)	13,632	(425)
Net realized gains	$14,897	$(5,353)	$15,999	$48,748
Net other-than-temporary impairments (1)	$(7,441)	$(1,020)	$(16,775)	$(4,139)

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
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of June 30, 2016 and 2015 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$31,176	$14,062
Additions for credit impairments recognized on:
Securities not previously impaired	1,544	1,456
Securities previously impaired	14,785	2,282
Balance, end of period	$47,505	$17,800
Counterparty Collateral, Deposits with Regulators and Other Restrictions:
Ambac routinely pledges and receives collateral related to certain transactions. Ambac pledges assets it holds in its investment portfolio to investment agreement and derivative counterparties as collateral. Securities pledged to investment agreement counterparties may not then be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, these pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

| Ambac Financial Group, Inc. 40 2016 Second Quarter FORM 10-Q |

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreements, derivative and repurchase agreement counterparties at June 30, 2016 and December 31, 2015:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
June 30, 2016:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$378,832	$88,941	$289,891

December 31, 2015:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$338,007	$108,379	$229,628
Securities carried at $5,943 and $6,762 at June 30, 2016 and December 31, 2015, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $376,266 and $396,100 at June 30, 2016 and December 31, 2015, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities ("VIEs") for a further description of this transaction.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2016 and December 31, 2015, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Short-term	Total	Weighted Average Underlying Rating (1)
June 30, 2016:
Ambac Assurance Corporation (2)	$60,793	$—	$2,519,925	$55	$2,580,773	CC
National Public Finance Guarantee Corporation	42,273	—	—	—	42,273	A-
Assured Guaranty Municipal Corporation	30,024	—	—	—	30,024	AA-
MBIA Insurance Corporation	—	25,943	—	—	25,943	A+
Total	$133,090	$25,943	$2,519,925	$55	$2,679,013	CCC-

December 31, 2015:
Ambac Assurance Corporation (2)	$60,836	$—	$2,216,317	$—	$2,277,153	CC
National Public Finance Guarantee Corporation	47,846	—	—	—	47,846	A-
Assured Guaranty Municipal Corporation	57,715	—	—	—	57,715	A+
MBIA Insurance Corporation	—	25,645	—	—	25,645	A+
Total	$166,397	$25,645	$2,216,317	$—	$2,408,359	CCC-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $117,899 and $119,802 at June 30, 2016 and December 31, 2015, insured by Ambac UK.

| Ambac Financial Group, Inc. 41 2016 Second Quarter FORM 10-Q |

Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed income securities	$66,104	$64,627	$125,527	$130,213
Short-term investments	374	60	930	101
Loans	70	93	176	225
Investment expense	(2,180)	(2,502)	(4,283)	(4,929)
Securities available-for-sale and short-term	64,368	62,278	122,350	125,610
Other investments	6,390	2,475	9,229	12,126
Total net investment income	$70,758	$64,753	$131,579	$137,736
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net gains (losses) recognized during the period on trading securities	$5,240	$1,419	$6,948	$10,042
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	1,498	3,069	1,531	5,453
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$3,742	$(1,650)	$5,417	$4,589

| Ambac Financial Group, Inc. 42 2016 Second Quarter FORM 10-Q |

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
June 30, 2016:
Derivative Assets:
Interest rate swaps	$204,194	$99,841	$104,353	$—	$104,353
Futures contracts	—	—	—	—	—
Total non-VIE derivative assets	$204,194	$99,841	$104,353	$—	$104,353
Derivative Liabilities:
Credit derivatives	$18,207	$—	$18,207	$—	$18,207
Interest rate swaps	517,441	99,841	417,600	236,159	181,441
Futures contracts	1,356	—	1,356	1,356	—
Total non-VIE derivative liabilities	$537,004	$99,841	$437,163	$237,515	$199,648
VIE derivative assets:
Interest rate swaps	$—	$—	$—	$—	$—
Currency swaps	63,167	63,167	—	—	—
Total VIE derivative assets	$63,167	$63,167	$—	$—	$—
VIE derivative liabilities:
Interest rate swaps	$2,124,045	$—	$2,124,045	$—	$2,124,045
Currency swaps	—	63,167	(63,167)	—	(63,167)
Total VIE derivative liabilities	$2,124,045	$63,167	$2,060,878	$—	$2,060,878

December 31, 2015:
Derivative Assets:
Interest rate swaps	$137,015	$52,129	$84,886	$—	$84,886
Futures contracts	109	—	109	—	109
Total non-VIE derivative assets	$137,124	$52,129	$84,995	$—	$84,995
Derivative Liabilities:
Credit derivatives	$34,543	$—	$34,543	$—	$34,543
Interest rate swaps	370,944	52,129	318,815	176,386	142,429
Futures contracts	—	—	—	—	—
Total non-VIE derivative liabilities	$405,487	$52,129	$353,358	$176,386	$176,972
Variable Interest Entities Derivative Assets:
Interest rate swaps	$—	$—	$—	$—	$—
Currency swaps	36,862	36,862	—	—	—
Total VIE derivative assets	$36,862	$36,862	$—	$—	$—
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,965,265	$—	$1,965,265	$—	$1,965,265
Currency swaps	—	36,862	(36,862)	—	(36,862)
Total VIE derivative liabilities	$1,965,265	$36,862	$1,928,403	$—	$1,928,403
Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $224,823 and $165,073 as of June 30, 2016 and December 31, 2015, respectively. There were no amounts held representing an obligation to return cash collateral as of June 30, 2016 and December 31, 2015.

| Ambac Financial Group, Inc. 43 2016 Second Quarter FORM 10-Q |

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income for the three and six months ended June 30, 2016 and 2015:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$3,955	$10,293	$16,821	$7,794
Financial Services derivatives products:
Interest rate swaps	Derivative products	(33,326)	49,752	(110,433)	14,205
Futures contracts	Derivative products	(3,005)	1,247	(9,322)	(980)
Total Financial Services derivative products		(36,331)	50,999	(119,755)	13,225
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	14,366	19,053	26,305	41,317
Interest rate swaps	Income (loss) on variable interest entities	(437)	31,651	(158,780)	83,837
Total Variable Interest Entities		13,929	50,704	(132,475)	125,154
Total derivative contracts		$(18,447)	$111,996	$(235,409)	$146,173
Financial Guarantee Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at June 30, 2016 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
The portfolio of our credit derivatives were written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation.
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
Ambac Rating	CLO	Other	Total	CLO	Other	Total
AAA	$—	$—	$—	$—	$—	$—
AA	231,376	196,304	427,680	295,254	241,458	536,712
A	—	—	—	—	9,322	9,322
BBB (1)	—	363,839	363,839	—	356,323	356,323
Below investment grade (2)	—	69,992	69,992	—	68,526	68,526
Total	$231,376	$630,135	$861,511	$295,254	$675,629	$970,883

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

| Ambac Financial Group, Inc. 44 2016 Second Quarter FORM 10-Q |

The tables below summarize information by major category as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	CLO	Other	Total	CLO	Other	Total
Number of CDS transactions	4	5	9	5	9	14
Remaining expected weighted-average life of obligations (in years)	0.9	6.4	4.9	1.1	5.6	4.3
Gross principal notional outstanding	$231,376	$630,135	$861,511	$295,254	$675,629	$970,883
Net derivative liabilities at fair value	$878	$17,329	$18,207	$1,837	$32,706	$34,543
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
Changes in fair value of Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under the Derivatives and Hedging Topic of the ASC. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Total Comprehensive Income. Although CDS contracts are accounted for at fair value, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s Portfolio Risk Management group tracks credit migration of CDS contracts’ reference obligations from period to period.
Adversely classified credits are assigned risk classifications by the Portfolio Risk Management group. As of June 30, 2016, there are two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $6,541 and gross notional principal outstanding of $69,992. As of December 31, 2015, there were two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $19,820 and total notional principal outstanding of $68,526.
Financial Services Derivative Products:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of June 30, 2016 and December 31, 2015 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	June 30, 2016	December 31, 2015
Interest rate swaps—receive-fixed/pay-variable	$1,022,628	$773,072
Interest rate swaps—pay-fixed/receive-variable	1,747,364	1,429,644
Interest rate swaps—basis swaps	25,000	38,965
Futures contracts	40,000	100,000
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of June 30, 2016 and December 31, 2015 are as follows:

	Notional
Type of VIE derivative	June 30, 2016	December 31, 2015
Interest rate swaps—receive-fixed/pay-variable	$1,453,858	$1,616,289
Interest rate swaps—pay-fixed/receive-variable	2,494,426	2,796,496
Currency swaps	322,277	331,992
Credit derivatives	13,448	15,616
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

| Ambac Financial Group, Inc. 45 2016 Second Quarter FORM 10-Q |

As of June 30, 2016 and December 31, 2015, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $116,593 and $95,415, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $167,490 and $147,974, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on June 30, 2016, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
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
As of June 30, 2016 Ambac had loss carryforwards totaling $4,245,743. This includes carryforwards of $93,152 relating to U.S. capital losses and an ordinary U.S. federal net operating tax carryforward of approximately $4,152,591, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032. Ambac's capital losses will begin expiring in 2017 and fully expire in 2018.
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at June 30, 2016 and December 31, 2015 are presented below:

	June 30, 2016	December 31, 2015
Deferred tax liabilities:
Insurance intangible	$376,462	$424,239
Variable interest entities	53,984	10,053
Investments	157,571	66,278
Unearned premiums and credit fees	97,080	98,945
Unremitted foreign earnings	8,176	—
Other	33,614	34,025
Total deferred tax liabilities	726,887	633,540
Deferred tax assets:
Net operating loss and capital carryforward	1,486,010	1,504,569
Loss reserves	138,316	122,635
Compensation	3,703	2,839
AMT Credits	27,328	27,252
Other	9,912	9,913
Subtotal deferred tax assets	1,665,269	1,667,208
Valuation allowance	940,094	1,035,873
Total deferred tax assets	725,175	631,335
Net deferred tax (liability)	$(1,712)	$(2,205)
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
NOL Usage
Pursuant to an intercompany tax sharing agreement, to the extent Ambac Assurance generates taxable income after September 30, 2011, which is offset with "Allocated NOLs" of $3,650,000, it is obligated to make payments (“Tolling Payments”), subject to certain credits, to Ambac in

| Ambac Financial Group, Inc. 46 2016 Second Quarter FORM 10-Q |

accordance with the following NOL usage table, where the “Applicable Percentage” is applied to the aggregate amount of federal income tax liability that would have been paid if the Allocated NOLs were not available.
NOL Usage Table

NOL Usage Tier	Allocated NOLs			Applicable Percentage
A	The first	479,000		15%
B	The next	1,057,000	after Tier A	40%
C	The next	1,057,000	after Tier B	10%
D	The next	1,057,000	after Tier C	15%
Any post determination date NOLs generated by Ambac Assurance are utilized prior to any Allocated NOLs for which Tolling Payments will be due. Ambac Assurance has utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2015 and June 30, 2016, generating cumulative taxable income of $877,313 and $885,312, respectively. Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits. For the year ended December 31, 2015, Ambac Assurance utilized all of the $479,000 Tier A NOL and $398,313 of the $1,057,000 Tier B NOL resulting in a Tolling Payments, net of applicable credits, of $70,911 that was paid to Ambac on April 29, 2016. For the six months ended June 30, 2016, Ambac Assurance's utilization of $7,998 of the $1,057,000 allocated Tier B NOL results in additional accrued Tolling Payments, net of applicable credits, of $1,120, which, assuming Ambac Assurance's cumulative full year 2016 taxable income does not change, will be paid to Ambac in April of 2017.
Beginning on the fifth anniversary date subsequent to Ambac's May 1, 2013 emergence from bankruptcy, and subject to Ambac's consent, not to be unreasonably withheld, to the extent Ambac Assurance generates post-determination date income in excess of the $3,650,000 Allocated NOLs, Ambac Assurance may utilize Ambac's then remaining NOLs in exchange for a payment of 25% of the federal income tax liability that Ambac Assurance would have paid had Ambac's NOLs not been available. After Ambac fully utilizes its Allocated NOLs it may utilize Ambac Assurance's then remaining Allocated NOLs in exchange for a payment of 50% of the federal income tax liability that Ambac would have paid had Ambac Assurance's NOL not been available.
As of June 30, 2016, the remaining balance of the $3,650,000 NOL allocated to Ambac Assurance was $2,764,688.
As of June 30, 2016 Ambac's NOL was $1,387,903.
11. COMMITMENTS AND CONTINGENCIES
The following commitments and contingencies provide an update of those discussed in Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K/A.
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
On July 15, 2016, the Rehabilitator filed a motion to confirm and declare the nature of the proceedings in order to avoid misunderstandings that may arise in litigation involving Ambac Assurance concerning certain military housing projects. The Rehabilitation Court scheduled a hearing of this motion on September 2, 2016, with opposing briefs due on August 26, 2016.
Litigation Against Ambac
Joseph Pirinea, individually and on behalf of all others similarly situated v. Ambac Financial Group, Inc., Diana N. Adams, David Trick, Jeffrey S. Stein and Nader Tavakoli (United States District Court, Southern District of New York, Civil Action No.16-cv-05079-RMB, filed on June 28, 2016). A putative securities class action lawsuit was recently filed against Ambac and certain of its present and former officers and directors, for alleged violations of the federal securities laws. The suit purports to be on behalf of purchasers of Ambac’s securities from November 13, 2013 through June 30, 2015. It alleges, among other things, that defendants issued materially false and misleading statements regarding Ambac’s (a)

| Ambac Financial Group, Inc. 47 2016 Second Quarter FORM 10-Q |

risk management policies and procedures, (b) credit mitigation strategies, (c) internal controls over financial reporting, and (d) loss exposures on its public finance bond portfolio. In particular, the suit alleges that defendants did not sufficiently disclose Ambac’s exposure to bonds issued by the Commonwealth of Puerto Rico, despite allegedly being aware of significant risks associated with those exposures. Ambac believes the lawsuit is without merit, and intends to vigorously defend against it.
NPS LLC v. Ambac Assurance Corporation (United States District Court, District of Massachusetts, Case No 08-11281-DPW, filed on July 8, 2008). On February 25, 2010, the court granted Ambac Assurance’s motion for summary judgment as to all of NPS’s claims and Ambac Assurance’s counterclaim for the “make whole” premium and interest and costs. On June 3, 2016, the Court rendered a decision awarding Ambac most of its attorneys’ fees and costs, with interest at the contract rate from March 15, 2010, and on June 17, 2016 entered judgment in Ambac’s favor on its February 25, 2010 and June 3, 2016 decisions in the amount of the “make whole” premium, the award of attorneys’ fees and costs and interest on both of them. Contrary to NPS’s previous threat to file an appeal upon entry of a final judgment, it did not do so, and it paid the judgment in full with accrued post-judgment interest to Ambac on July 20, 2016 in the amount of $4,733.
County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011) (“Olympic Club Complaint”), consolidated under Case No. JCCP 4555. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion was held on March 23, 2012. On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013. Both parties appealed the July 9, 2013 order. On February 18, 2016 the California Court of Appeal, First District, issued a decision reversing the lower court’s dismissal of the Cartwright Act claim as against Ambac Assurance and otherwise affirming the lower court’s decision as to Ambac Assurance.
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
Ambac Assurance is defending several lawsuits in which borrowers have brought declaratory judgment actions claiming, among other things, that Ambac Assurance’s claims for specific performance related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond, as required under the applicable loan documents (see Litigation Filed By Ambac), are time-barred or are barred by the doctrine of laches, that Ambac Assurance lacks standing on the basis that there has been an “Ambac Default,” and that Ambac Assurance is not entitled to specific performance pursuant to the terms of the loan documents. Such lawsuits include the following action:

•
Bragg Communities, LLC v. Ambac Assurance Corporation (General Court of Justice, Cumberland county, North Carolina, Case No. 15-CVS-9013). Ambac Assurance filed a motion to dismiss on February 5, 2016, which was granted on June 14, 2016. The court entered the dismissal of plaintiff’s complaint on June 24, 2016. Plaintiff’s time to appeal the dismissal has expired.

Ambac Assurance’s estimates of projected losses for RMBS transactions consider, among other things, the RMBS transactions’ payment waterfall structure, including the application of interest and principal payments and recoveries, and depend in part on our interpretations of contracts and other bases of our legal rights. From time to time, bond trustees and other transaction participants have employed different contractual interpretations. It is not possible to predict whether disputes will arise, nor the outcomes of any potential litigation. It is possible that there could be unfavorable outcomes in such disputes or proceedings and that our interpretations may prove to be incorrect, which could lead to changes to our estimate of loss reserves.
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

| Ambac Financial Group, Inc. 48 2016 Second Quarter FORM 10-Q |

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
Erste Europäische Pfandbriefund Kommunalkreditbank AG In Luxemburg and Ambac Assurance Corporation v. City of San Bernardino, California (United States Bankruptcy Court, Central District of California, Riverside Division, Docket No. 15-1185, filed on January 7, 2015). On March 13, 2015, the City filed a motion to dismiss the complaint, which plaintiffs opposed. On May 11, 2015, the court heard oral argument and granted the City’s motion to dismiss. On June 8, 2015, plaintiffs filed a notice of appeal of the court’s order granting the City’s motion to dismiss with the Bankruptcy Appellate Panel for the Ninth Circuit and filed their appellate brief on January 5, 2016. The parties have reached a settlement and pursuant to the settlement agreement dated March 28, 2016, the plaintiffs have agreed to dismiss the appeal with prejudice upon confirmation of the City’s plan of adjustment by the bankruptcy judge.
Ambac UK v. J.P. Morgan Investment Management (Supreme Court of the State of New York, County of New York, filed May 4, 2009, No. 650259/2009).   Fact and expert discovery have been substantially completed.  On January 22, 2016, Ambac UK filed a motion for partial summary judgment seeking a ruling that defendant breached the Investment Management Agreement between JPMIM and Ballantyne plc under one of the asserted theories of liability. JPMIM has opposed the motion. Argument on the motion is scheduled for August 16, 2016.
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037, filed on January 7, 2016).Defendants (including the Government Development Bank (“GDB”) President but solely in her capacity as a member of the Working Group For The Fiscal and Economic Restoration of Puerto Rico) filed a motion to dismiss for lack of subject matter jurisdiction on January 29, 2016.  The GDB President, in her official capacity, moved to dismiss for failure to state a claim upon which relief can be granted on January 29, 2016. Plaintiffs filed their oppositions to the motions on February 16, 2016 and defendants filed replies on February 23, 2016.  This case was administratively consolidated with a similar case before the same judge, Financial Guaranty Insurance Company v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01095).
Ambac Assurance Corporation v. Puerto Rico Highways and Transportation Authority (United States District Court, District of Puerto Rico, No. 16-cv-1893).  Ambac Assurance filed a complaint against the Puerto Rico Highways and Transportation Authority (“PRHTA”) on May 10, 2016, alleging breach of fiduciary duty and breach of contract in connection with PRHTA’s extension of an existing toll road concession agreement. The complaint alleges that it was inappropriate for PRHTA to enter into the extension agreement in its current state of financial distress because PRHTA has no control over, and is unlikely to receive, the proceeds of the transaction.  The complaint also seeks specific performance of PRHTA’s contractual duty to provide information requested by Ambac Assurance under documents related to PRHTA bonds insured by Ambac Assurance. Ambac Assurance filed related motions seeking the appointment of a provisional receiver for PRHTA and expedited discovery.  In addition to those remedies, Ambac Assurance seeks an order of the court that would, among other things, compel PRHTA to allow Ambac Assurance to inspect PRHTA’s financial records on an ongoing basis and permanently enjoin PRHTA from committing further breaches of its fiduciary and contractual duties. On July 1, 2016, PRHTA filed an Emergency Notice of Stay, asserting that the case was automatically stayed under section 405 of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”). Ambac Assurance filed a response on July 11, 2016, disagreeing that the PROMESA stay applies but electing not to contest the stay at such time and reserving the right to challenge it or to seek to lift the stay in the future. Ambac Assurance also asserted that PRHTA still is obligated to make available to Ambac Assurance certain information, notwithstanding the stay on litigation and provided a proposed order for the court to issue. PRHTA filed a reply on July 18, 2016, contesting Ambac Assurance’s characterization, and provided an alternative order for the court to issue. Ambac Assurance’s response was filed July 25, 2016. PRHTA also filed an Urgent Motion to Exempt PRHTA from Outstanding Filings in the case during the pendency of the stay, which was granted.
Ambac Assurance has filed various lawsuits seeking specific performance of obligations of borrowers on loans related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond provided by Ambac Assurance, as required under the applicable loan documents. Such lawsuits include the following action:

•
Ambac Assurance Corporation v. Fort Leavenworth Frontier Heritage Communities, II, LLC (U.S. District Court, District of Kansas, Index No. 15-CV-9596). On January 4, 2016, defendant moved to dismiss for failure to join an indispensable party, which Ambac Assurance opposed on January 25, 2016. Defendant filed its reply on February 8, 2016. On June 29, 2016, the court denied defendant’s

| Ambac Financial Group, Inc. 49 2016 Second Quarter FORM 10-Q |

motion to dismiss and granted Ambac Assurance leave to file an amended complaint, which was filed on July 13, 2016. On August 1, 2016, Defendant filed a motion to dismiss the amended complaint for lack of subject matter jurisdiction. Ambac Assurance’s opposition to the motion is currently due to be filed on or before August 17, 2016.
In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, including the following actions:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). Ambac Assurance filed an Amended Complaint on September 8, 2011. On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. The court heard oral argument on July 15, 2015. On October 27, 2015, the court issued a decision dated October 22, 2015 granting in part and denying in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide (primary-liability claims), and issued a second decision granting Ambac Assurance’s partial motion for summary judgment and denying Bank of America’s motion for summary judgment regarding Ambac Assurance’s secondary-liability claims against Bank of America. Ambac Assurance and Countrywide filed notices of appeal of the October 22, 2015 decision relating to primary liability and Bank of America filed a notice of appeal of the October 27, 2015 decision relating to its secondary-liability. On February 22, 2016, Ambac Assurance filed its opening appellate brief against Countrywide. On May 6, 2016, Countrywide filed its opening brief. On July 1, 2016, Ambac Assurance filed its opposition and reply brief. The primary liability appeal is expected to be fully briefed in August 2016. Bank of America filed its opening appellate brief against Ambac Assurance on May 20, 2016, and Ambac Assurance filed its appellate brief in opposition to Bank of America’s appeal on July 19, 2016. The successor liability appeal is expected to be fully briefed in September 2016.

•
The Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Wisconsin Circuit Court for Dane County, Case No 14 CV 3511, filed on December 30, 2014). Defendant filed a motion to dismiss the complaint on February 20, 2015. The court heard oral argument on two of Countrywide’s grounds for dismissal on June 23, 2015, and indicated that it would dismiss the Wisconsin Action without prejudice for lack of personal jurisdiction. The court issued an order to that effect on July 2, 2015. Ambac Assurance appealed the July 2, 2015 order. On June 23, 2016, the Wisconsin Court of Appeals reversed the dismissal of the complaint and defendant has petitioned the Wisconsin Supreme Court to review that decision. On June 30, 2015, plaintiffs filed a Summons with Notice in the Supreme Court of the State of New York, County of New York, No. 652321/15 (the “2015 New York Action”), alleging claims identical to the Wisconsin Action. On July 21, 2015, plaintiffs filed a complaint in the 2015 New York Action and a motion to stay the 2015 New York Action pending appeal and litigation of the Wisconsin Action. On August 5, 2015, Countrywide filed its opposition to plaintiffs’ motion to stay and on August 10, 2015, Countrywide filed a motion to dismiss the complaint, which Ambac opposed. The motions are fully briefed, the court held oral argument in November 2015 and no decisions have been issued. In November 2015, by agreement of the parties, the court stayed discovery in the 2015 New York Action pending final resolution of plaintiffs’ motion to stay and Countrywide’s motion to dismiss. In response to an order dated July 14, 2016, the parties to the 2015 New York Action submitted supplemental briefs on July 21 and 28, 2016 addressing the impact of the June 23, 2016 decision by the Wisconsin Court of Appeals.

Other Litigation
U.S. Securities and Exchange Commission (the “SEC”) v. Citigroup Global Markets Inc. (“Citigroup”) (United States District Court Southern District of New York, Docket No. 11-CV-7387, filed in October 2011). This suit related to a collateralized debt obligation transaction arranged by Citigroup where Ambac Credit Products, LLC (insured by Ambac Assurance) provided credit protection through a credit default swap to a bank counterparty that was exposed to the transaction. The SEC and Citigroup reached a settlement of this action for $285,000. Judge Rakoff, the presiding judge, approved the settlement in August of 2014. We have been informed by the SEC that they intend to make a motion to Judge Rakoff for approval of the distribution of the funds to aggrieved parties in the near term. Judge Rakoff must approve the SEC’s proposed allocation. While there can be no assurance as what the SEC’s proposed allocation will be or the timing or substance of what Judge Rakoff will decide, Ambac Assurance expects to receive a significant portion of the settlement funds. Ambac has not recorded any receivable for its estimated portion of these settlement funds.
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

| Ambac Financial Group, Inc. 50 2016 Second Quarter FORM 10-Q |

Information provided below for unaffiliated “Corporate and Other” primarily relates to investment income on Ambac's investment portfolio. Equity in net income of investees accounted for by the equity method relates to the Owner Trust Certificate received when Ambac deposited its Segregated Account junior surplus note into a Trust (see Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 for further information relating to the sale by Ambac of a junior surplus note issued to it by the Segregated Account). Inter-segment for "Corporate and Other" relates to amounts received by Ambac under the Mediation Agreement dated September 21, 2011, as more fully described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015.
The following table is a summary of financial information by reportable business segment for the affected periods:

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Three Months Ended June 30, 2016:
Revenues:
Unaffiliated customers (1)	$139,947	$(36,114)	$1,749	$—	$105,582
Equity in net income of investees accounted for by equity method	—	—	1,150	—	1,150
Inter-segment	464	(393)	387	(458)	—
Total revenues before expenses and reorganization items	140,411	(36,507)	3,286	(458)	106,732
Pre-tax income:
Unaffiliated customers (1)(2)(3)	99,327	(36,771)	(2,195)	—	60,361
Equity in net income of investees accounted for by equity method	—	—	1,150	—	1,150
Inter-segment	417	(512)	95	—	—
Pre-tax income	99,744	(37,283)	(950)	—	61,511
Total assets as of June 30, 2016	22,437,377	407,942	349,550	4,242	23,199,111
Net investment income	67,531	198	3,029	—	70,758
Insurance intangible amortization	39,013	—	—	—	39,013
Interest expense	30,557	152	—	—	30,709

Three Months Ended June 30, 2015:
Revenues:
Unaffiliated customers (1)	$177,502	$51,139	$1,056	$—	$229,697
Equity in net income of investees accounted for by equity method	—	—	1,055	—	1,055
Inter-segment	5	(131)	163	(37)	—
Total revenues before expenses and reorganization items	177,507	51,008	2,274	(37)	230,752
Pre-tax income:
Unaffiliated customers (1) (2) (3)	236,680	50,374	(2,014)	—	285,040
Equity in net income of investees accounted for by equity method	—	—	1,055	—	1,055
Inter-segment	(785)	(252)	874	163	—
Pre-tax income	235,895	50,122	(85)	163	286,095
Total assets as of June 30, 2015	24,915,205	316,954	276,098	5,379	25,513,636
Net investment income	62,508	134	2,111	—	64,753
Insurance intangible amortization	38,088	—	—	—	38,088
Interest expense	27,842	331	—	—	28,173

(1)	Included in both revenues from unaffiliated customers and in pre-tax income from unaffiliated customers is net investment income.

(2)	Included in pre-tax income from unaffiliated customers is interest expense.

(3)	Included in pre-tax income from unaffiliated customers is amortization of insurance intangible asset. Such assets were established upon the adoption of Fresh Start on April 30, 2013.

| Ambac Financial Group, Inc. 51 2016 Second Quarter FORM 10-Q |

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Six Months Ended June 30, 2016:
Revenues:
Unaffiliated customers (1)	$237,322	$(119,328)	$3,359	$—	$121,353
Equity in net income of investees accounted for by equity method	—	—	2,281	—	2,281
Inter-segment	839	(731)	387	(495)	—
Total revenues before expenses and reorganization items	238,161	(120,059)	6,027	(495)	123,634
Pre-tax income:
Unaffiliated customers (1)(2)(3)	197,745	(120,618)	(5,043)	—	72,084
Equity in net income of investees accounted for by equity method	—	—	2,281	—	2,281
Inter-segment	(1,206)	(966)	2,172	—	—
Pre-tax income	196,539	(121,584)	(590)	—	74,365
Total assets as of June 30, 2016	22,437,377	407,942	349,550	4,242	23,199,111
Net investment income	125,245	401	5,933	—	131,579
Insurance intangible amortization	89,903	—	—	—	89,903
Interest expense	60,841	298	—	—	61,139

Six Months Ended June 30, 2015:
Revenues:
Unaffiliated customers (1)	$369,316	$13,431	$1,413	$—	$384,160
Equity in net income of investees accounted for by equity method	—	—	2,083	—	2,083
Inter-segment	262	(361)	136	(37)	—
Total revenues before expenses and reorganization items	369,578	13,070	3,632	(37)	386,243
Pre-tax income:
Unaffiliated customers (1) (2) (3)	492,685	11,794	(3,887)	—	500,592
Equity in net income of investees accounted for by equity method	—	—	2,083	—	2,083
Inter-segment	(1,324)	(564)	1,725	163	—
Pre-tax income	491,361	11,230	(79)	163	502,675
Total assets as of June 30, 2015	24,915,205	316,954	276,098	5,379	25,513,636
Net investment income	133,978	262	3,496	—	137,736
Insurance intangible amortization	75,520	—	—	—	75,520
Interest expense	55,427	654	—	—	56,081

(1)	Included in both revenues from unaffiliated customers and in pre-tax income from unaffiliated customers is net investment income.

(2)	Included in pre-tax income from unaffiliated customers is interest expense.

(3)	Included in pre-tax income from unaffiliated customers is amortization of insurance intangible asset. Such assets were established upon the adoption of Fresh Start on April 30, 2013.
The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(4,675)	$34,632	$238	$(547)	$49,710	$4,724
United Kingdom	5,404	6,704	—	(2,139)	7,997	—
Other international	(4,770)	66	3,717	(8,506)	3,172	5,569
Total	$(4,041)	$41,402	$3,955	$(11,192)	$60,879	$10,293

| Ambac Financial Group, Inc. 52 2016 Second Quarter FORM 10-Q |

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(18,432)	$80,746	$1,094	$(2,913)	$102,448	$8,681
United Kingdom	14,755	13,092	—	7,035	15,579	—
Other international	(25,144)	364	15,727	(14,252)	8,570	(887)
Total	$(28,821)	$94,202	$16,821	$(10,130)	$126,597	$7,794
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Following this summary is a discussion addressing the consolidated results of operations and financial condition of Ambac Financial Group, Inc. (“Ambac” or “the Company”) for the periods indicated. This discussion should be read in conjunction with Ambac’s Annual Report on Form 10-K/A for the year ended December 31, 2015, the CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 below and Risk Factors set forth in Part II, Item 1A of this Form 10-Q.
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
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including this MD&A, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” "potential,” "going forward," "looking ahead" and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may,” or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2015 Annual Report on Form 10-K/A and in Part II, Item 1A of this quarterly Report on Form 10-Q.
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially from expectations or estimates reflected in such forward-looking statements, include, among others: (1) volatility in the price of Ambac’s common stock; (2) uncertainty concerning our ability to achieve value for holders of Ambac securities, whether from Ambac Assurance Corporation (“Ambac Assurance”) or from new business opportunities; (3) dilution of current stockholder value or adverse effects on our share price resulting from the issuance of additional shares of common stock; (4) adverse effects on our share price resulting from future offerings of debt or equity securities that rank senior to our common stock; (5) potential of rehabilitation proceedings against Ambac Assurance; (6) decisions made by the rehabilitator of the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”) for the benefit of policyholders that may result in material adverse consequences for Ambac’s security holders; (7) changes to the Segregated Account Rehabilitation Plan that could adversely affect the value of securities issued or insured by Ambac Assurance or the Segregated Account; (8) our inability to realize the expected recoveries included in our financial statements, including those relating to breaches of representations and warranties (R&W) by sponsors of certain RMBS transactions; (9) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (10) our inability to monetize assets, restructure or exchange outstanding debt and insurance obligations, or the failure of any such transaction to deliver anticipated results; (11) our results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of our insurance intangible asset; (12) increased fiscal or liquidity stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructurings by municipal issuers; (13) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan, from rules and procedures governing the payment of permitted policy claims, or from the characterization of our surplus notes as equity; (14) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, collateralized loan obligations, public finance obligations and exposures to reinsurers; (15) risks attendant to the change in composition of

| Ambac Financial Group, Inc. 53 2016 Second Quarter FORM 10-Q |

securities in our investment portfolio; (16) inadequacy of reserves established for losses and loss expenses; (17) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (18) changes in prevailing interest rates; (19) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (20) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (21) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (22) risks relating to determinations of amounts of impairments taken on investments; (23) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (24) our inability to realize value from Ambac Assurance UK Limited; (25) system security risks; (26) market spreads and pricing on derivative products insured or issued by Ambac or its subsidiaries; (27) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (28) changes in accounting principles or practices that may impact Ambac’s reported financial results; (29) legislative and regulatory developments; (30) operational risks, including with respect to internal processes, risk models, systems and employees, and failures in services or products provided by third parties; (31) Ambac’s financial position and the Segregated Account rehabilitation proceedings that may prompt departures of key employees and may impact our ability to attract qualified executives and employees; (32) the potential adverse economic impact of the United Kingdom’s withdrawal from the European Union on Ambac’s insured international portfolio and the value of its foreign investments; and (33) other risks and uncertainties that have not been identified at this time.
EXECUTIVE SUMMARY
Company Overview:
See Note 1. Background and Business Description for a description of the Company, our business segments and our key strategic priorities to achieve our primary goal to maximize stockholder value.
Ambac Assurance and Subsidiaries:
A key strategy for Ambac is to increase the value of its investment in Ambac Assurance by actively managing its assets and liabilities.
Asset Management:
Ambac Assurance’s investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio consistent with Ambac Assurance’s risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. Investment portfolios are subject to internal investment guidelines, including limits on types and quality of investments imposed by applicable insurance laws and regulations. Ambac Assurance and Ambac UK purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. Financial guarantee policies related to most of the Ambac Assurance insured securities have been allocated to the Segregated Account. As described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015, Ambac Assurance’s investment policies are also subject to certain covenants made for the benefit of the Segregated Account and, therefore, such policies may be subject to restrictions outside the control of management. Such covenants could adversely impact the performance of the investment portfolio.
During the three and six months ended June 30, 2016, Ambac acquired $39.0 million and $371.2 million, respectively, of distressed Ambac-insured securities, including $38.9 million and $364.2 million, respectively, of insured RMBS for policies allocated to the Segregated Account. Future cash flows relating to those invested assets allocated to the Segregated Account include the sum of (i) the bond’s intrinsic cash flows, (ii) Ambac Assurance future claims on the bonds, and (iii)  Ambac Assurance claims presented and unpaid due to the conditions of the Segregated Account Rehabilitation Plan ("Deferred Amounts"). At June 30, 2016, Ambac owned approximately $1.4 billion, or 41% of the total Deferred Amounts outstanding.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Restructuring Group focuses on the analysis, implementation and execution of commutation and related claims reduction or defeasance strategies primarily for policies allocated to the Segregated Account. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, refinancing or other claims reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure and execute such strategies.
During the six months ended June 30, 2016, Ambac executed several commutations and cancellations. These activities collectively reduced Ambac’s gross par by $898.0 million ($845.0 million, net of reinsurance). The commutations were concentrated within student loans and reduced gross par by $431.0 million ($386.5 million, net of reinsurance) for the six months ended June 30, 2016. Cancellations related to debt purchased by Ambac that were issued by a consolidated variable interest entity. Ambac cancelled a total of $467.0 million ($458.5 million, net of reinsurance) of these securities during the six months ended June 30, 2016, of which $106.7 million ($104.7 million, net of reinsurance) was cancelled during the three months ended June 30, 2016.
During the three and six months ended June 30, 2016, Ambac recognized improvements in the performance of certain Ambac insured RMBS transactions. Ambac Assurance also reached a settlement, outside of litigation and unrelated to Ambac's representation and warranties subrogation recoveries, of a dispute regarding an Ambac insured RMBS transaction resulting in $60.6 million ($60.4 million net of reinsurance) of future estimated recoveries. Separately, during the three and six months ended June 30, 2016, Ambac Assurance received $100.3 million ($99.1 million

| Ambac Financial Group, Inc. 54 2016 Second Quarter FORM 10-Q |

net of reinsurance) of subrogation recoveries related to an omnibus settlement with investors in Countrywide securitizations, that was announced in June 2011 by Bank of New York Mellon, as Trustee, whereby Bank of America agreed to pay $8.5 billion across approximately 530 RMBS trusts (“Countrywide Investor Settlement”). The Countrywide Investor Settlement was included in previous loss reserve estimates as other subrogation.
For both the three and six months ended June 30, 2016, Ambac Assurance purchased $9.6 million of unpaid accrued interest related to certain surplus notes that were previously repurchased under call options. Ambac recognized a realized gain on these purchases of $3.1 million in the Consolidated Statements of Total Comprehensive Income. In addition, Ambac Assurance purchased $7.4 million and $18.6 million of its surplus notes during the three and six months ended June 30, 2016, respectively. Ambac recognized realized gains on these purchases of $0.5 million and $1.7 million, respectively, in the Consolidated Statements of Total Comprehensive Income.
The following table provides a comparison of both total and below investment grade ("BIG") net par outstanding at June 30, 2016 and December 31, 2015. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy.

($ in billions)	June 30, 2016	December 31, 2015	$ Variance	% Variance
Total	$94.4	$108.3	$(13.9)	(13)%
BIG	17.8	19.8	(2.0)	(10)%
The reduction in below investment grade net par outstanding was primarily due to (i) the commutations and cancellations noted above and (ii) reductions to residential mortgage-backed securities as a result of payments by issuers and claims paid by Ambac Assurance. Refer to "Financial Guarantees in Force" below for additional information about Ambac's net par outstanding.
Although our insured portfolio has generally performed satisfactorily over the course of 2016, we continue to experience stress in several sectors and exposures, including within our $2.2 billion of exposure across several different debt issuing entities in Puerto Rico (all below investment grade). Although, each issuing entity has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges and general obligation guarantees, our insured bonds are all exposed to the Commonwealth's poor economic, fiscal and political condition and the developing strategies including U.S. Federal legislation to address these issues. Refer to Part I, Item 1 in Ambac's 2015 Form 10-K/A for a further discussion of our exposures to the Commonwealth of Puerto Rico.
Ambac:
As of June 30, 2016 Ambac had total investments of $339.6 million, which included the following:

•	Liquid investments in asset-backed and short-term securities of $217.0 million.

•	Investments in Ambac Assurance-insured securities with a fair value of $81.6 million.

•	Investments in Ambac Assurance surplus notes with a fair value of $13.3 million, which are eliminated in consolidation.

•	Residual interest with a carrying value of $27.6 million in a VIE Trust that was created in 2014 to monetize Ambac's ownership interest in Segregated Account's junior surplus notes.
As a result of positive operating results at Ambac Assurance in 2015, Ambac received $70.9 million in tax tolling payments on April 29, 2016. Further tolling payment receipts will be contingent on future annual taxable income of Ambac Assurance, if any, in accordance with the intercompany tax sharing agreement. During the six months ended June 30, 2016, Ambac Assurance has generated taxable income resulting in additional tolling accruals of $1.1 million.
Brexit:
In a non-binding referendum on the United Kingdom’s (“UK”) membership in the European Union in June 2016, a majority of those who voted approved the UK’s withdrawal from the European Union (“EU”). Any withdrawal by the UK from the European Union (“Brexit”) would occur after, or possibly concurrently with, a process of negotiation regarding the future terms of the UK’s relationship with the EU, which could result in the UK losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the UK may adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. The economic outlook could be further adversely affected by (i) the risk that one or more other EU countries could come under increasing pressure to leave the EU, (ii) the risk of a greater demand for independence by Scottish nationalists or for unification in Ireland, or (iii) the risk that the Euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the UK, the Eurozone, or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, the availability of credit, political systems or financial institutions and the financial and monetary system. Consequently the medium and longer term impact on the UK generally, and Ambac Assurance UK Limited ("Ambac UK") specifically, is uncertain.

| Ambac Financial Group, Inc. 55 2016 Second Quarter FORM 10-Q |

The vote caused volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies, particularly the British Pound and to a lesser extent the Euro. Ambac's wholly-owned UK subsidiary, Ambac UK, operates in the United Kingdom and the British Pound is its functional currency. Ambac UK conducts a portion of its business in currencies other than its functional currency, predominately the Euro and US Dollar.
Prior to and in anticipation of the referendum vote, Ambac reduced its exposure to British Pounds by converting approximately £41.8 million to US dollars and reducing its asset management sector allocation to UK property by approximately £14.3 million (including £5 million sale on July 1, 2016) or approximately 35%.
The strengthening of the U.S. dollar relative to the British Pound and to a lesser extent, the Euro, during the second quarter of 2016, impacted Ambac's economic financial position by approximately $38 million, primarily in the following ways:

•
A reduction of investments and loan values held in British Pounds and Euros of approximately $20.0 million. As of June 30, 2016 Ambac held British Pound and Euro loans and investments of £170.5 million and €26.1 million, respectively. All but £3.5 million of these amounts were held by Ambac UK. Included within the British Pound portfolio is £32.4 million invested in a UK property fund (including £5 million which was subsequently sold on July 1, 2016).

◦
Since the referendum vote, there have been some signs of softening in the valuations of commercial real estate in certain sectors, but not uniformly and a number of such funds have suspended redemptions. The UK property fund that Ambac has invested in has not suspended redemptions as of this date.

•
A reduction in premiums receivable denominated in British Pounds and Euros of $18.6 million. As of June 30, 2016 premium receivables in British Pounds totaled £156.1 million and Euros totaled €34.1 million.

•
A reduction in the carrying value of loss reserves related to policies where loss payments will be made in currencies other than the US dollar of $0.5 million. As of June 30, 2016, loss and loss expense reserves for British Pounds totaled zero and Euros totaled €15.0 million

A portion of Ambac UK's assets and liabilities are denominated in currencies other than its functional currency, particularly the US dollar and accordingly, we recognize gains and losses as a result of changes to foreign currency rates through our Consolidated Statement of Comprehensive Income. The strengthening of the US dollar relative to the British Pound, Euro and other currencies affected our second quarter 2016 consolidated comprehensive income (loss) by approximately ($65) million, primarily from the following:

•
An increase of pooled investment funds, which are classified as trading securities, and short-term investments held in US Dollars causing transaction gains of $10.9 million (recorded as Net realized investment gains on the Consolidated Statements of Total Comprehensive Income).

•	An increase in premium receivables denominated in US Dollars and Euros causing transaction gains of $4.3 (recorded within Other income on the Consolidated Statements of Total Comprehensive Income).

•
An increase in the carrying value of loss reserves related to policies where loss payments will be made in US dollars and Euros causing transaction losses of $38.2 million (recorded within Loss and loss expenses on the Consolidated Statements of Total Comprehensive Income).

•
An increase of Fixed income securities, which are classified as available for sale securities, held in US Dollars and Euros causing gains of $12.7 million (recorded as Unrealized gains on securities on the Consolidated Statements of Total Comprehensive Income).

•	Ambac recognized translation losses as a result of its consolidation of entities with non-US functional currencies of $55.2 million and $72.9 million for the three and six months ended June 30, 2016.
A reduction in the net par outstanding of insured exposure denominated in British Pounds and Euro of $1,204 million. As of June 30, 2016 insured exposures denominated in British Pounds totaled £10,209 million and in Euros €1,845 million.
Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 3 "Quantitative and Qualitative Disclosures about Market Risk" for further information on the impact of future currency rate changes on Ambac's financial instruments.

| Ambac Financial Group, Inc. 56 2016 Second Quarter FORM 10-Q |

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of estimates and assumptions. For a discussion of Ambac’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ambac’s Annual Report on Form 10-K/A for the year ended December 31, 2015.
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market at June 30, 2016 and December 31, 2015. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	June 30, 2016	December 31, 2015
Public Finance (1) (2)	$56,406	$65,436
Structured Finance	19,047	21,814
International Finance	18,912	21,049
Total net par outstanding (3)	$94,365	$108,299

(1)	Includes $5,985 and $6,015 of Military Housing net par outstanding at June 30, 2016 and December 31, 2015, respectively.

(2)
Includes $2,163 and $2,163 of Puerto Rico net par outstanding at June 30, 2016 and December 31, 2015, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(3)	Included in the above net par exposures at June 30, 2016 and December 31, 2015 are $862 and $971, respectively, of exposures that were executed in credit derivative form.
Total net par outstanding decreased $13,934 million from December 31, 2015. Reductions in public finance net par outstanding included $3,713 million from calls of insured exposures and $3,227 million from refundings and pre-refundings (collectively "refundings") of insured exposures and scheduled paydown activity of $2,090 million. Reductions in structured finance net par primarily were due to RMBS paydown activity of $975 million, asset-backed bond cancellations of $459 million, student loan commutations of $387 million and other policy runoff. Reductions in international finance were primarily due changes in foreign exchange rates of $1,421 primarily related to changes in the British Pound, in addition to policy runoff including prepayments of investor-owned utility and asset-backed transactions. The British Pound has decreased in value relative to all the major currencies, primarily driven by the result of the referendum vote in the United Kingdom asking whether or not the country should leave the European Union.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of June 30, 2016:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$76,836	$76,836
British Pounds		£10,209	13,524
Euros		€1,845	2,045
Australian Dollars	A$	2,260	1,683
New Zealand Dollars	NZ$	388	277
Total			$94,365
Ambac discloses its exposures by currency to help interested parties understand its insured book of business. These insured exposures do not represent the cash outflows that may result from such insurance policies. Ambac's projected cash outflows in currencies other than the US dollar, primarily British Pounds and Euros, relate to mostly to the operations of its subsidiary, Ambac UK, including operating expenses and loss and loss expense payments. Ambac evaluates its liquidity risk (by currency) through its analyses of projected cash flows. Ambac UK has cash and invested assets in both British Pounds and Euros and expects to receive future installment premiums, which together are expected to be sufficient to cover cash outflows in these currencies for the foreseeable future. Refer to Executive Summary above in this "Management's Discussion and Analysis" for further information on assets and liabilities denominated in currencies other than the US dollar.

| Ambac Financial Group, Inc. 57 2016 Second Quarter FORM 10-Q |

Exposure Concentrations within each Market
The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at June 30, 2016:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	BBB+	$1,646	1.7%
California State - GO	A	1,344	1.4%
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	BIG	805	0.9%
Massachusetts Commonwealth - GO	AA	802	0.8%
Chicago, IL - GO	BBB-	586	0.6%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	BIG	572	0.6%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	BIG	503	0.5%
Hickam Community Housing LLC	BBB	478	0.5%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	BIG	472	0.5%
Metropolitan Washington Airports Authority, DC, Airport System Revenue	AA-	448	0.5%
Total		$7,656	8.1%

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

Net par related to the top ten U.S. public finance exposures reduced $753 million from December 31, 2015. Changes in these exposure amounts will occur due to scheduled paydowns, but are also impacted by calls and refundings executed during the period. Two top ten exposures previously disclosed have been reduced significantly primarily due to calls and refundings during the six months ended June 30, 2016.
The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at June 30, 2016:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	1.0%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2 (3)	Mortgage Backed Securities	BIG	691	0.7%
Timberlake Financial, LLC	Structured Insurance	BBB	580	0.6%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	558	0.6%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1 (3)	Mortgage Backed Securities	BIG	486	0.5%
CenterPoint Energy Inc.	Investor Owned Utility	BBB+	376	0.4%
Consolidated Edison Company of New York	Investor Owned Utility	A	347	0.4%
Option One Mortgage Loan Trust 2007-FXD1 (3)	Mortgage Backed Securities	BIG	324	0.3%
Countrywide Asset-Backed Certificates Trust 2005-16 (3)	Mortgage Backed Securities	BIG	295	0.3%
Impac CMB Trust Series 2005-7 (3)	Mortgage Backed Securities	BIG	284	0.3%
Total			$4,841	5.1%

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
Net par related to the top ten U.S. structured finance exposures reduced $616 million from December 31, 2015. The primary change in top U.S. structured finance exposure relates to commutations and cancellations of debt executed during the six months ended June 30, 2016.
The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at June 30, 2016. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

| Ambac Financial Group, Inc. 58 2016 Second Quarter FORM 10-Q |

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,561	1.7%
National Grid Electricity Transmission	UK-Utility	A-	1,060	1.1%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	938	1.0%
Capital Hospitals plc (2)	UK-Infrastructure	A-	897	1.0%
Telereal Securitisation plc	UK-Asset Securitizations	AA	813	0.9%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	790	0.8%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	742	0.8%
Anglian Water	UK-Utility	A-	738	0.8%
National Grid Gas	UK-Utility	A-	682	0.7%
RMPA Services plc	UK-Infrastructure	BBB+	631	0.7%
Total			$8,852	9.4%

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

(2)	A portion of this transaction is insured by Ambac Assurance whose obligations generally are second to pay to Ambac UK's policy.
Net par related to the top ten international finance exposures reduced $810 million from December 31, 2015. International exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. As of June 30, 2016, there was no change in the listing of exposures included within the top ten international exposures although the exposure amounts have changed primarily due to movements in foreign exchange rates.
The concentration of net par amongst each of the top ten categories noted above (as a percentage of net par outstanding) has increased since December 31, 2015. Given that Ambac has not written any new Financial Guarantee policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large or below investment grade exposures.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac Assurance credit ratings and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at June 30, 2016 and December 31, 2015. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:

Percentage of Net Par Outstanding For Guaranteed Portfolio Ambac Rating (1)	June 30, 2016	December 31, 2015
AAA	<1%	<1%
AA	15	16
A	39	39
BBB	27	27
Below investment grade	19	18
Total	100%	100%

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

| Ambac Financial Group, Inc. 59 2016 Second Quarter FORM 10-Q |

Summary of Below Investment Grade Exposure Net Par Outstanding ($ in millions)	June 30, 2016	December 31, 2015
Public Finance:
Lease and tax-backed revenue (1)	$2,165	$2,168
General obligation (1)	761	746
Transportation	415	432
Housing (2)	126	126
Health care	6	6
Other	788	766
Total Public Finance	4,261	4,244
Structured Finance:
Residential mortgage-backed and home equity—first lien	5,610	6,055
Residential mortgage-backed and home equity—second lien	3,947	4,374
Structured Insurance	1,037	1,037
Student loans	1,013	1,426
Mortgage-backed and home equity—other	231	251
Other	65	525
Total Structured Finance	11,903	13,668
International Finance:
Other	1,677	1,880
Total International Finance	1,677	1,880
Total	$17,841	$19,792

(1)
Lease and tax-backed revenue includes $1,916 of Puerto Rico net par at June 30, 2016 and December 31, 2015. General obligation includes $247 of Puerto Rico net par at June 30, 2016 and December 31, 2015. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(2)	Includes $125 of military housing net par at June 30, 2016 and December 31, 2015.
The decrease in below investment grade exposures is primarily due to (i) paydowns and commutations of student loan policies, (ii) reductions to residential mortgage-backed securities during the year primarily as a result of prepayments by issuers and (iii) reduction to other asset backed transactions due to exposure cancellations.
RESULTS OF OPERATIONS
Net income in the second quarter of 2016 was $58.6 million compared to income of $282.7 million in the second quarter of 2015. The second quarter 2016 net income as compared to the second quarter 2015 was primarily driven by (i) derivative product losses caused by declines in interest rates as compared to increases in interest rates during the second quarter of 2015, (ii) lower income from consolidated VIEs in the second quarter of 2016 as 2015 was positively impacted by a decrease in the fair value of certain VIE debt obligations, (iii) lower benefit within loss and loss expenses, and (iv) lower net premiums earned driven by lower normal and accelerated earnings, partially offset by higher net investment income and realized investment gains in the second quarter of 2016.
Net income in the six months ended June 30, 2016 quarter was $68.1 million compared to net income of $497.4 million for the six months ended June 30, 2015. The lower 2016 net income as compared to 2015 was primarily driven by (i) derivative product losses caused by declines in interest rates in 2016 compared to increases in interest rates during 2015, (ii) lower benefit within loss and loss expenses, (iii) losses from consolidated VIEs in 2016 as compared to gains in 2015 caused by changes to the fair value of certain VIE debt obligations, (iv) lower net premiums earned driven by lower normal and accelerated earnings and (v) lower realized investment gains on sales of investments.

| Ambac Financial Group, Inc. 60 2016 Second Quarter FORM 10-Q |

A summary of our financial results is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Revenues:
Net premiums earned	$41.4	$60.9	$94.2	$126.6
Net investment income	70.8	64.8	131.6	137.7
Net other-than-temporary impairment losses	(7.4)	(1.0)	(16.8)	(4.1)
Net realized investment gains (losses)	14.9	(5.4)	16.0	48.7
Change in fair value of credit derivatives	4.0	10.3	16.8	7.8
Derivative product revenues	(36.3)	51.0	(119.8)	13.2
Other income	6.9	(1.2)	14.9	(1.9)
Income (loss) on variable interest entities	9.0	52.6	(18.2)	59.6
Expenses:
Loss and loss expenses (benefit)	(52.5)	(147.5)	(157.8)	(298.4)
Insurance intangible amortization	39.0	38.1	89.9	75.5
Operating expenses	28.0	25.9	56.0	50.4
Interest expense	30.7	28.2	61.1	56.1
Provision (benefit) for income taxes	3.2	3.9	6.6	5.6
Less: net loss (gain) attributable to noncontrolling interest	(0.3)	(0.5)	(0.3)	(0.4)
Net income attributable to common stockholders	$58.6	$282.7	$68.1	$497.4
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2016 and 2015, respectively.
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
Net premiums earned decreased $19.5 million and $32.4 million for the three and six months ended June 30, 2016, compared to the same period in the prior year. The decrease in net premiums earned for the three and six months ended June 30, 2016 is primarily due to lower accelerated premiums and the continued runoff of the portfolio. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Normal Premiums Earned:
Public Finance	$21.7	$25.5	$43.3	$49.4
Structured Finance	6.1	10.5	13.5	18.1
International Finance	8.5	11.2	17.3	22.6
Total normal premiums earned	36.3	47.2	74.1	90.1
Accelerated earnings:
Public Finance	8.1	15.4	20.8	35.0
Structured Finance	(1.2)	(1.7)	3.2	0.1
International Finance	(1.8)	—	(3.9)	1.4
Total accelerated earnings	5.1	13.7	20.1	36.5
Total net premiums earned	$41.4	$60.9	$94.2	$126.6
The decrease in normal premiums earned in the three and six months ended June 30, 2016 is primarily attributable to the continued runoff of the portfolio. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in current and future periods. Additionally, Structured Finance normal premiums earned decreased in three and six months ended June 30, 2016 due to

| Ambac Financial Group, Inc. 61 2016 Second Quarter FORM 10-Q |

changes in premium receivables deemed uncollectable as compared to the three and six months ended June 30, 2015. In 2015, an international transportation transaction terminated, which is the primary driver in the reduction in International Finance normal premiums earned. Normal premiums are also impacted by the earnings of pre-refunded insured securities, primarily Public Finance transactions. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal premiums earned will increase over the remaining period of the related policy.
The decrease in accelerated earnings in the three and six months ended June 30, 2016 is primarily attributed to a reduced volume of public finance accelerations. The increase in structured finance accelerated earnings in the six months ended June 30, 2016 is due to the earnings impact of student loan commutations. The decrease in international finance accelerated earnings in the three and six months ended June 30, 2016 is due to the termination of certain international transportation transactions.
Net Investment Income. The following table provides details of net investment income by business segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Financial Guarantee	$67.6	$62.5	$125.3	$133.9
Financial Services	0.2	0.2	0.4	0.3
Corporate	3.0	2.1	5.9	3.5
Total net investment income	$70.8	$64.8	$131.6	$137.7
Financial Guarantee net investment income increased $5.1 million and decreased $8.6 million for the three and six months ended June 30, 2016 compared to the same period in the prior year. The increase for the three months ended June 30, 2016 was due to growth in the size of the portfolio compared to the three months ended June 30, 2015, partially offset by lower average portfolio returns. The decrease in net investment income for the six months ended June 30, 2016 was due to lower average portfolio returns compared to the six months ended June 30, 2015, partially offset by the impact of a larger portfolio. In 2016, the Financial Guarantee long-term investment portfolio held higher allocations in Ambac insured securities and corporate bonds than in the comparable periods of 2015. Ambac Assurance insured RMBS in the three and six months ended June 30, 2016 experienced slower amortization than previously projected, resulting in lower effective yields and income than in the comparable periods of 2015 despite a larger position in 2016. Lower effective yields in the 2016 periods also reflected larger short-term investment positions in Ambac Assurance during the first half of 2016 following the receipt of $995 million from a representation and warranty settlement in January 2016. The Ambac UK portfolio held more of its own insured securities in 2016, relative to the three and six months ended June 30, 2015 which increased its average book yield and income. Ambac UK's investments in pooled funds consisting of diversified asset classes including equities, hedge funds, loans and property are classified as trading securities with changes in market value recognized in earnings. Included in net investment income are gains of $5.1 million and $6.8 million on Ambac UK's trading securities for the three and six months ended June 30, 2016, compared to $1.1 million and $8.9 million for the three and six months ended June 30, 2015. Ambac UK pooled fund investments experienced higher overall returns in the three months ended June 30, 2016 compared to the 2015 period primarily as a result of the improved performance of equity funds including exchange gains and high-yield funds, partially offset by losses on certain hedge fund strategies relative to the second quarter of 2015. Ambac UK pooled fund gains were lower for the six months ended June 30, 2016 compared to the first half of 2015 primarily due to losses on certain hedge fund strategies and lower returns on loans, partially offset by stronger equity and high-yield performance relative to the prior year period.
Financial Services investment income reflects the impact of higher short term rates on floating rate assets remaining in the portfolio that supports the remaining investment agreements.
Corporate investment income relates to Ambac’s investment portfolio, which is primarily comprised of investments in asset-backed securities, short-term investments and Ambac Assurance insured RMBS; which had higher yields for the three and six months ended June 30, 2016 compared to the prior year periods.
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
Net other-than-temporary impairments for the three and six months ended June 30, 2016 and 2015 relate primarily to credit losses on certain Ambac insured securities stemming primarily from cash flow timing. Additionally, net other-than-temporary impairments for the three and six months ended June 30, 2016 include amounts related to the company’s intent to sell certain securities that were in an unrealized loss position as of the impairment evaluation dates.

| Ambac Financial Group, Inc. 62 2016 Second Quarter FORM 10-Q |

Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains, by business segment, for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Three Months Ended June 30, 2016:
Net gains on securities sold or called	$4.0	$—	$—	$4.0
Net foreign exchange gains	10.9	—	—	10.9
Total net realized gains	$14.9	$—	$—	$14.9

Three Months Ended June 30, 2015:
Net gains on securities sold or called	$2.2	$—	$—	$2.2
Net foreign exchange (losses)	(7.6)	—	—	(7.6)
Total net realized (losses)	$(5.4)	$—	$—	$(5.4)

Six Months Ended June 30, 2016:
Net gains on securities sold or called	$2.4	$—	$—	$2.4
Net foreign exchange gains	13.6	—	—	13.6
Total net realized gains	$16.0	$—	$—	$16.0

Six Months Ended June 30, 2015:
Net gains on securities sold or called	$49.1	$—	$—	$49.1
Net foreign exchange (losses)	(0.4)	—	—	(0.4)
Total net realized gains	$48.7	$—	$—	$48.7
Net gains during the three and six months ended June 30, 2016 included currency exchange related gains of $10.9 million on short-term and trading securities that are denominated in US Dollars and Euros and held by Ambac UK. Net gains on securities sold or called during the six months ended June 30, 2015 arose primarily from the sale of Ambac insured student loan securities in connection with a financial guarantee commutation transaction.
Change in Fair Value of Credit Derivatives. The gain in fair value of credit derivatives was $4.0 million and $16.8 million for the three and six months ended June 30, 2016, respectively, compared to $10.3 million and $7.8 million reported for the three and six months ended June 30, 2015, respectively. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The gains for the three and six months ended June 30, 2016 were primarily due to improved reference obligation pricing on certain transactions and a stronger credit assessment of one transaction within the portfolio, partially offset by the impact of incorporating Ambac's CVA and foreign exchange changes. The gains for the three and six months ended June 30, 2015 reflect a decrease in the Ambac CVA in the second quarter of 2015. The three months ended June 30, 2015 also included gains from increased pricing levels of reference obligations, while losses from price declines partially offset CVA gains in the six months ended June 30, 2015.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements included in the overall change in fair value of credit derivatives were $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively, compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively. Realized gains continue to decline over time due to reduced premium receipts resulting from runoff of the portfolio. There were no loss or settlement payments in the periods presented.
Unrealized gains (losses) on credit derivative contracts reflect the impact of all other factors on the overall change in fair value of credit derivatives noted above. See Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of June 30, 2016 and December 31, 2015:

($ in millions)	June 30, 2016	December 31, 2015
Mark-to-market liability of credit derivatives, excluding CVA	$22.1	$44.6
CVA on credit derivatives	(3.9)	(10.1)
Net credit derivative liability at fair value	$18.2	$34.5

| Ambac Financial Group, Inc. 63 2016 Second Quarter FORM 10-Q |

Derivative Product Revenues. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Net (losses) gains reported in derivative product revenues for the three and six months ended June 30, 2016 were $(36.3) million and $(119.8) million, respectively, compared to $51.0 million and $13.2 million, respectively for the three and six months ended June 30, 2015. Results in derivative product revenues were primarily driven by mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, net of the impact of the Ambac CVA and counterparty credit adjustments as discussed below. Projected interest rates declined significantly during the first half of 2016 compared to a period of rising forward rates in the first half of 2015.
The fair value of derivatives include valuation adjustments to reflect Ambac’s own credit risk and counterparty credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $6.8 million and $10.6 million for the three and six months ended June 30, 2016, compared to $3.0 million and $15.7 million for the three and six months ended June 30, 2015. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality estimated based on relevant market data points, as well as the amount of underlying liabilities, which generally decline as interest rates increase. Market data indicated that the market's view of Ambac Assurance's credit quality was relatively unchanged during the three months ended June 30, 2016, improved during the six months ended June 30, 2016 and declined during the three and six months ended June 30, 2015. Inclusion of counterparty credit adjustments in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $(4.6) million and $(8.8) million for the three and six months ended June 30, 2016, compared to $(12.3) million and $(13.5) million for the three and six months ended June 30, 2015.

The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excluding credit derivatives) as of June 30, 2016 and December 31, 2015:

($ in millions)	June 30, 2016	December 31, 2015
Derivative products mark-to-market liability, excluding CVA	$404.0	$312.5
CVA on derivative products portfolio	(89.4)	(78.7)
Net derivative products portfolio liability at fair value	$314.6	$233.8
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $3.6 million and $4.8 million, respectively for the three and six months ended June 30, 2016, compared to losses of ($1.2) million and ($1.3) million, respectively for the three and six months ended June 30, 2015. The gains for the three and six months ended June 30, 2016 included gains from the settlement of certain residual obligations related to previously called surplus notes and settlements of repurchased surplus notes below their carrying values. The losses for the three and six months ended June 30, 2015 included charges representing the accelerated recognition of the unamortized discount on purchased surplus notes amounting to $1.2 million. The loss for the six months ended June 30, 2015 also included losses from the settlement of an investment agreement above its carrying value.
Other Income. The below table summarizes other income for the presented periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Foreign exchange gain/(loss)	$4.0	$(2.6)	$6.1	$(4.3)
Other	2.9	1.4	8.8	2.3
Total other income (loss)	$6.9	$(1.2)	$14.9	$(2.0)
Foreign exchange gains/(losses) are unrelated to investments or loss reserves but include gains/(losses) relating to foreign currency changes on present value of premium receivables denominated in a different currency than the functional currency of each subsidiary in addition to foreign exchange gains/(losses) on cash. Gains on premium receivables due to changes in foreign currency for the three and six months ended June 30, 2016 are $4.2 million and $6.9 million, respectively. Losses on premium receivables due to changes in foreign currency for the three and six months ended June 30, 2015 are $2.6 million and $5.6 million. Other includes various financial guarantee segment fees, primarily consent and waiver fees and in 2016, insurance recoveries on a partially cancelled asset-backed transaction which is consolidated as a VIE and interest recoveries related previously paid legal fees and a disputed premium receivable.
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

| Ambac Financial Group, Inc. 64 2016 Second Quarter FORM 10-Q |

to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation.
Income (loss) on variable interest entities was $9.0 million and ($18.2) million for the three and six months ended June 30, 2016, compared to income of $52.6 million and $59.6 million, respectively for the three and six months ended June 30, 2015. Income (loss) on variable interest entities for the three and six months ended June 30, 2016 included higher net asset values on most VIEs reflecting lower market interest rates. For the six months ended June 30, 2016, these gains were more than offset by increases in the fair value of certain VIE note liabilities that include significant projected Ambac Assurance financial guarantee claims. Income on variable interest entities for the three and six months ended June 30, 2015 reflected an increase in the fair value of net assets primarily due to lower values of certain VIE note liabilities that include significant projected financial guarantee claims. The fair value of VIE liabilities that include significant projected financial guarantee claims increase (decrease), resulting in mark-to-market losses (gains), as the market's perception of Ambac Assurance's credit quality improves (declines). Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities ("VIEs") to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the accounting for VIEs.
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
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties as described herein. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded representation and warranty subrogation recoveries, net of reinsurance, of approximately $1.9 billion and $2.8 billion at June 30, 2016 and December 31, 2015, respectively. The decline is attributable to settlement receipts of $995 million ($992.8 million net of reinsurance) in January 2016 partially offset by increases in the receivable relating to Ambac's remaining lawsuits. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 for more information regarding the estimation process for representation and warranty subrogation recoveries.
Losses and loss expenses for the three and six months ended June 30, 2016 were a benefit of $52.5 million and $157.8 million, respectively, as compared to a benefit for the three and six months ended June 30, 2015 of $147.5 million and $298.4 million, respectively. The three and six months ended June 30, 2016 benefit is primarily the result of lower estimated projected losses in the RMBS and Student Loan portfolios partially offset by interest accrued on Deferred Amounts and by negative development in certain public finance and Ambac UK transactions. The lower projected losses in the RMBS portfolio are due to lower interest rates, improved deal performance, representation and warranty subrogation recoveries, in addition to further expected recoveries due to a second quarter settlement of a non-representation and warranty dispute with regards to an Ambac insured RMBS transaction. As a portion of Ambac UK's loss reserves are denominated currencies other than their functional currency of British Pounds, losses and loss expenses incorporate foreign exchange losses of $38.2 million and $48.3 million for the three and six months ended June 30, 2016 and a foreign exchange gain of $29.3 million and $3.4 million for the three and six months ended June 30, 2015. Additionally, the six months ended June 30, 2016 losses and loss expense benefit includes the positive impact of executed commutations on student loan policies. The three and six months ended June 30, 2015 benefit is primarily the result of reduced claim expectations for an Ambac UK transaction partially resulting from proactive remediation efforts and lower estimated projected losses in the RMBS portfolios stemming from improved deal performance, partially offset by deterioration in certain domestic public finance transactions. Additionally, the six months ended June 30, 2015 losses and loss expenses benefit includes the positive impact of commutations on student loan policies.
The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
RMBS (1)	$(169.4)	$(111.6)	$(319.4)	$(212.9)
Student Loans	(11.3)	1.9	(88.7)	(107.4)
Domestic Public Finance	6.5	37.8	60.2	64.9
Ambac UK	58.7	(126.8)	84.5	(135.9)
All other credits	2.8	(1.4)	1.9	(2.2)
Interest on Deferred Amounts	42.1	39.6	83.9	79.5
Loss expenses	18.1	13.0	19.8	15.6
Totals	$(52.5)	$(147.5)	$(157.8)	$(298.4)

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The related losses and loss expense (benefit) was ($28.3) and ($48.6) for the three and six months ended June 30, 2016, respectively, and $11.4 and ($32.8) for the three and six months ended June 30, 2015, respectively.

| Ambac Financial Group, Inc. 65 2016 Second Quarter FORM 10-Q |

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Claims recorded (1)	$82.5	$80.7	$231.4	$244.3
Subrogation received (2)	(173.4)	(80.4)	(1,228.1)	(162.8)
Net Claims Recorded	$(90.9)	$0.3	$(996.7)	$81.5

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

(2)
Subrogation received for the three and six months ended June 30, 2016 includes $99.1 million ($100.3 million gross of reinsurance) related to the Countrywide Investor Settlement. Additionally, the six months ended June 30, 2016 includes $992.8 million ($995 million gross of reinsurance) received from the settlement of representation and warranty related litigation with JP Morgan.

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. Reinsurance commissions are included in Financial Guarantee segment results. The following table provides details of operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Gross operating expenses	$27.8	$25.7	$54.8	$50.3
Reinsurance commissions, net	0.2	0.2	1.2	0.1
Total	$28.0	$25.9	$56.0	$50.4
Gross operating expenses for the three and six months ended June 30, 2016 are $27.8 million and $54.8 million, respectively, an increase of $2.1 million and $4.5 million, respectively, from gross operating expenses for the three and six months ended June 30, 2015. The increase was primarily due to costs associated with stockholder activism and compensation expenses, including post-employment accruals partially offset by lower premises costs and premium taxes. Costs associated with stockholder activism amounted to $2.8 million and $5.7 million for the three and six months ended June 30, 2016 and include legal, consulting and outside services fees. Higher compensation was primarily due to (i) long term incentive compensation expenses of $2.1 million and $3.2 million for the three and six months ended June 30, 2016, respectively, an increase of $1.2 million and $2.1 million, respectively, from the long term incentive compensation expenses for the three and six months ended June 30, 2015, primarily as a result of new awards issued in 2016 and changes to performance assumptions; and (ii) post employment expenses of $2.6 million and $3.6 million for the three and six months ended June 30, 2016, respectively, an increase of $1.1 million and $2.1 million, respectively, from the post employment expenses for the three and six months ended June 30, 2015, primarily due to due to staff reductions.
As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. Legal and consulting services provided for the benefit of OCI amounted to $1.2 million and $2.5 million, during the three and six months ended June 30, 2016, respectively. Legal and consulting services provided for the benefit of OCI amounted to $1.5 million and $3.0 million during the three and six months ended June 30, 2015, respectively.
Interest Expense. Interest expense includes accrued interest on investment agreements, secured borrowing notes outstanding, and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Surplus notes	$29.2	$27.9	$58.1	$55.4
Investment agreements	0.2	0.3	0.3	0.7
Secured borrowing	1.3	—	2.7	—
Total	$30.7	$28.2	$61.1	$56.1
The increase in interest expense on surplus notes for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily results from the impact of applying the level yield method as the discount to the face value of the surplus note accretes over time. Interest expense for the three and six months ended June 30, 2016 also includes interest on a floating rate note issued on July 24, 2015

| Ambac Financial Group, Inc. 66 2016 Second Quarter FORM 10-Q |

as part of a secured borrowing transaction of Ambac Assurance. The note is secured by certain Ambac Assurance-wrapped RMBS securities that were deposited in a bankruptcy remote trust. The trusts used to effectuate this transaction qualify as VIEs and are consolidated by Ambac.
Surplus note principal and interest payments require the approval of OCI. Annually from 2011 through 2016, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. The interest of the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $317.4 million and $67.3 million, respectively, at June 30, 2016.
Provision for Income Taxes. The provision for income taxes for the three and six months ended June 30, 2016, respectively, was $3.2 million and $6.6 million, a decrease of $0.8 million and an increase of $1.0 million, compared to the provision for income taxes reported for three and six months ended June 30, 2015. The decrease for the three months ended June 30, 2016 was primarily due to a lower provisions for Alternative Minimum Taxes ("AMT") of 3.8 million partially offset by a higher provision for Ambac UK taxes of 2.8 million. The increase for the six months ended June 30, 2016 was due to a higher provision for Ambac UK of $6.1 million partially offset by lower AMT of 5.3 million.
At June 30, 2016 the Company had $4.2 billion of loss carryforwards consisting of $4.2 billion of U.S. Federal net ordinary operating loss carryforwards ($1.4 billion at Ambac Financial Group and $2.8 billion at Ambac Assurance) and $93.2 million of capital loss carryforwards at Ambac Assurance. During the first quarter of 2016, Ambac UK fully utilized all of its existing NOLs.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $217.0 million as of June 30, 2016 and expense sharing and other arrangements with Ambac Assurance. Ambac also has investments of $94.9 million in Ambac Assurance insured RMBS and surplus notes issued by Ambac Assurance, which, while less liquid than other investments, can be sold. Ambac also owns a subordinated owner trust certificate (the “Owner Trust Certificate”) that it received as part of a 2014 transaction whereby Ambac deposited $350.0 million face amount of a junior surplus note issued to it by the Segregated Account, plus accrued but unpaid interest thereon, into a statutory trust (the "Trust") in exchange for net proceeds of $224.3 million and the Owner Trust Certificate in the face amount of $74.8 million. The Trust funded the cash portion of its purchase of the junior surplus note with proceeds of the private placement of $299.2 million face amount of senior secured notes (the "Notes") to third party investors. The Notes have a final maturity of August 28, 2039. Interest on the Notes accrues at 5.1% per annum and compounds annually on June 7th of each year up to and including the maturity date. Payments on the Notes will be made when and to the extent that the Segregated Account makes payments on the junior surplus note. The Notes must be paid in full before any payments will be made on the Owner Trust Certificate. The Notes and Owner Trust Certificate are non-recourse to Ambac, Ambac Assurance and the Segregated Account, but are collateralized by the junior surplus note. It is uncertain whether and to what extent Ambac will realize value from the Owner Trust Certificate.
Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015), Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain operating costs and expenses. Ambac received $70.9 million of tolling payments in April 2016 based on NOLs used by Ambac Assurance through December 31, 2015. For the six months ended June 30, 2016, Ambac Assurance has generated taxable income of $8.0 million, resulting in additional tolling accruals, which assuming Ambac Assurance's cumulative full year 2016 taxable income does not change, will be paid to Ambac in April of 2017.
It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and, therefore, cash and investments, payments under the Cost Allocation Agreement and future NOL tolling payments, if any, will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses, including costs to explore opportunities to grow and diversify Ambac. Contingencies could cause material liquidity strains.
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

| Ambac Financial Group, Inc. 67 2016 Second Quarter FORM 10-Q |

Ambac Assurance manages its liquidity risk (by currency) by maintaining comprehensive analyses of projected cash flows and maintaining specified level of cash and short-term investments at all times.
Pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account are not permitted to be paid during the Segregated Account Rehabilitation Proceedings until approved by the Rehabilitator. As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015, the Segregated Account is, and was, obliged to make Interim Payments of 45% of each permitted policy claim to be paid on or after July 21, 2014 in accordance with the amended Segregated Account Rehabilitation Plan and associated rules and guidelines.
In addition, as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015,

•
the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. The Segregated Account made, in aggregate, Supplemental Payments and Special Policy Payments in respect of permitted policy claims of $23.1 million and $40.5 million during the three and six months ended June 30, 2016, respectively and $6.7 million and $56.8 million during the three and six months ended June 30, 2015, respectively.

•
under the Segregated Account Rehabilitation Plan the unpaid balance of permitted policy claims ("Deferred Amounts") will accrue interest until such outstanding policy obligations are paid in full. Interest on the Deferred Amounts will accrue generally at an effective rate of 5.1%, compounded annually. The Segregated Account is responsible for unpaid accrued interest of $574.9 million through June 30, 2016.

•
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

Annually from 2011 through 2016, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. Ambac Assurance and the Segregated Account are responsible for unpaid interest on surplus and junior surplus notes of $384.7 million through June 30, 2016.
Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes, dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 9. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 for more information on dividend payment restrictions.
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
Ambac Assurance also is entitled to other subrogation amounts relating to excess spread in RMBS transactions and other contractual recoveries on public and structured finance policies. Included within other subrogation were estimated recoveries on certain insurance policies which were included in an omnibus settlement with investors in Countrywide securitizations, that was announced in June 2011 by Bank of New York Mellon, as Trustee, whereby Bank of America agreed to pay $8.5 billion across approximately 530 RMBS trusts (“Countrywide Investor Settlement”). During the three and six months ended June 30, 2016, Ambac Assurance received total subrogation of $173.4 million and $1,228.1 million, respectively, net of reinsurance, of which $99.1 million ($100.3 million gross of reinsurance) of subrogation recoveries during the three and six months ended June 30, 2016 related to the Countrywide Investor Settlement. Additionally, the six months ended June 30, 2016 includes the representation and warranty receipt from JP Morgan of $992.8 million ($995.0 million gross of reinsurance).
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination

| Ambac Financial Group, Inc. 68 2016 Second Quarter FORM 10-Q |

events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $60.0 million as of June 30, 2016. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
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
While meaningful progress has been made in unwinding the Financial Services businesses, liquidity risk exists in the derivative portfolios due to contract provisions which may require collateral posting or early termination of contracts. The swap businesses borrows cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from OCI.
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Six Months Ended June 30,
($ in million)	2016	2015
Cash provided by (used in):
Operating activities	$870.3	$38.3
Investing activities	(830.2)	(14.7)
Financing activities	(52.8)	(63.6)
Net cash flow	$(12.7)	$(39.9)
Operating activities
The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, investment coupon receipts, RMBS subrogation recoveries, and claim and reinsurance recoveries. The principal uses of Ambac's liquidity are the payment of operating and loss adjustment expenses, claim and commutation payments, ceded reinsurance premiums and tax payments. During the six months ended June 30, 2016, Ambac had net loss and loss expenses recovered of $1,012.0 million, compared to loss and loss expense payments of $88.4 million for the six months ended June 30, 2015. Included in the recoveries for the six months ended June 30, 2016 were the representation and warranty receipt from JP Morgan of $992.8 million and $99.1 million of subrogation recoveries related to the Countrywide Investor Settlement. Loss and loss expenses paid, including commutation payments, were $216.2 million for the six months ended June 30, 2016.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim payments (including further payments of Deferred Amounts and interest thereon) and payments under credit default swap contracts. Future payments of Deferred Amounts, including interest thereon, and increases to the percentage of Interim Payments as required by the Rehabilitator will have adverse consequences to Ambac's future cash flows.
Financing Activities
Financing activities for the six months ended June 30, 2016 included repayments of a secured borrowing of $13.6 million, payments for the extinguishment of surplus notes of $19.6 million, payments for investment agreement draws of $18.0 million and cost of warrants acquired of $1.6 million.
Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. At June 30, 2016 Ambac posted securities collateral of $88.9 million in connection with its outstanding investment agreement.
Ambac Financial Services, LLC (“AFS”) provides interest rate swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional

| Ambac Financial Group, Inc. 69 2016 Second Quarter FORM 10-Q |

collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $289.9 million (cash and securities collateral of $224.8 million and $65.1 million, respectively), including independent amounts, under these contracts at June 30, 2016.
Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets decreased by approximately $529 million from December 31, 2015 to $23.2 billion at June 30, 2016, primarily due to (i) lower premium receivables from runoff and early terminations of the insured portfolio; (ii) amortization of the insurance intangible asset during the period; (iii) lower VIE assets; (iv) the impact of the devaluation of assets denominated in British Pounds; and (v) payments under commutation and cancellations of insurance policies, partially offset by higher derivative assets from decreases in interest rates and the difference between R&W cash receipts of $995 million and the previous balance of subrogation receivables. At December 31, 2015, Ambac recorded a net asset of $995 million relating to this R&W settlement but such asset was partially included in the subrogation recoverable asset and the remainder included as a reduction in loss and loss expense reserves; consistent with Ambac's accounting policy of recorded net cash flows on a policy-by-policy basis.
Total liabilities decreased by approximately $633 million from December 31, 2015 to $21.1 billion as of June 30, 2016, primarily as a result of (i) lower unearned premium reserves and (ii) lower VIE liabilities as a result of debt repurchases in 2016; (iii) the impact of the devaluation of liabilities denominated in British Pounds; partially offset by higher derivative liabilities from decreases in interest rates and the impact of the R&W recovery noted above on loss and loss expense reserves.
As of June 30, 2016 total stockholders’ equity was $2,063 million, compared with total stockholders’ equity of $1,958 million at December 31, 2015. This increase was primarily driven by Other Comprehensive Income during the period. The Other Comprehensive Income during 2016 was driven by unrealized gains on investment securities and net income partially offset by unrealized losses from foreign currency translations.
Investment Portfolio. Ambac Assurance’s and Everspan's non-VIE investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio of primarily fixed income investments while employing asset/liability management practices to satisfy operating and strategic liquidity needs. Ambac Assurance’s investment portfolio is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the jurisdictions in which it is licensed, primarily the States of Wisconsin and New York. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Within these guidelines, Ambac Assurance opportunistically purchases Ambac Assurance insured securities in the open market given their relative risk/reward characteristics. Ambac Assurance’s investment policies are subject to oversight by the Rehabilitator of the Segregated Account pursuant to contracts entered into between Ambac Assurance and the Segregated Account. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy.
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

| Ambac Financial Group, Inc. 70 2016 Second Quarter FORM 10-Q |

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value by segment at June 30, 2016 and December 31, 2015:

($ in millions)	Financial Guarantee (1)	Financial Services	Corporate	Total
June 30, 2016:
Fixed income securities	$5,332.1	$89.3	$288.1	$5,709.5
Short-term	325.3	0.4	10.5	336.2
Other investments	383.1	—	27.6	410.7
Fixed income securities pledged as collateral	65.1	—	—	65.1
Total investments	$6,105.6	$89.7	$326.2	$6,521.5
Percent of total	93.6%	1.4%	5.0%	100%

December 31, 2015:
Fixed income securities	$4,758.7	$109.3	$175.8	$5,043.8
Short-term	177.5	0.2	48.1	225.8
Other investments	285.3	—	25.3	310.6
Fixed income securities pledged as collateral	64.5	—	—	64.5
Total investments	$5,286.0	$109.5	$249.2	$5,644.7
Percent of total	93.7%	1.9%	4.4%	100%

(1)
Includes investments denominated in foreign currency with the market value of £167.0 (US$ equivalent of $221.2) and €26.1 (US$ equivalent of $28.7) as of June 30, 2016 and £198.1 (US$ equivalent of $291.1) and €32.7 (US$ equivalent of $35.5) as of December 31, 2015.

| Ambac Financial Group, Inc. 71 2016 Second Quarter FORM 10-Q |

Ambac invests in various asset classes in its available-for-sale investment portfolio. Refer to Note 8. Investments for details of all investments by asset class. The following table represents the fair value of mortgage and asset-backed securities at June 30, 2016 and December 31, 2015 by classification:

($ in millions)	Financial Guarantee (1)	Financial Services	Corporate (1)	Total
June 30, 2016:
Residential mortgage-backed securities:
RMBS—First-Lien—Alt-A	$953.1	$—	$80.4	$1,033.5
RMBS—Second Lien	884.9	—	1.2	886.1
RMBS—First Lien—Sub Prime	350.9	—		350.9
Total residential mortgage-backed securities	2,188.9	—	81.6	2,270.5
Other asset-backed securities
Credit Cards	278.9	84.8	83.1	446.8
Auto	149.9	4.5	95.9	250.3
Military Housing	243.8	—	—	243.8
Structured Insurance	117.9	—	—	117.9
Student Loans	16.4	—	—	16.4
Other	37.8	—	1.1	38.9
Total other asset-backed securities	844.7	89.3	180.1	1,114.1
Total	$3,033.6	$89.3	$261.7	$3,384.6

December 31, 2015:
Residential mortgage-backed securities:
RMBS—First-Lien—Alt-A	$772.1	$—	$75.1	$847.2
RMBS—Second Lien	814.0	—	1.2	815.2
RMBS—First Lien—Sub Prime	314.9	—	—	314.9
Total residential mortgage-backed securities	1,901.0	—	76.3	1,977.3
Other asset-backed securities
Credit Cards	50.9	104.8	22.4	178.1
Auto	192.6	4.5	54.1	251.2
Military Housing	238.2	—	—	238.2
Structured Insurance	119.8	—	—	119.8
Student Loans	19.8	—	—	19.8
Other	31.3	—	2.1	33.4
Total other asset-backed securities	652.6	109.3	78.6	840.5
Total	$2,553.6	$109.3	$154.9	$2,817.8

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and BBB+ as of June 30, 2016, and CC and BBB- as of December 31, 2015, respectively.
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

| Ambac Financial Group, Inc. 72 2016 Second Quarter FORM 10-Q |

The following table provides the ratings(1) distribution of the fixed income investment portfolio based on fair value at June 30, 2016 and December 31, 2015 by segment:

Ratings (1)	Financial Guarantee (2)	Financial Services	Corporate	Combined
June 30, 2016:
AAA	16%	100%	71%	20%
AA	8	—	2	8
A	16	—	—	15
BBB	14	—	—	14
Below investment grade (2)	38	—	27	36
Not rated (2)	8	—	—	7
Total	100%	100%	100%	100%

December 31, 2015:
AAA	11%	100%	66%	15%
AA	10	—	—	9
A	19	—	—	18
BBB	14	—	—	14
Below investment grade (2)	38	—	34	37
Not rated (2)	8	—	—	7
Total	100%	100%	100%	100%

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 41% and 41% of the 2016 and 2015 combined portfolio, respectively.

| Ambac Financial Group, Inc. 73 2016 Second Quarter FORM 10-Q |

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of June 30, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	June 30, 2016		December 31, 2015
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value(1)	Gross Unrealized Losses
Municipal obligations:
Less than 12 months	$46.3	$1.4	$117.0	$2.1
Greater than 12 months	91.7	2.7	114.7	6.1
	138.0	4.1	231.7	8.2
Corporate obligations:
Less than 12 months	33.8	0.6	938.9	21.3
Greater than 12 months	63.4	0.4	92.6	3.0
	97.2	1.0	1,031.5	24.3
Foreign obligations:
Less than 12 months	0.2	—	34.9	1.0
Greater than 12 months	—	—	8.6	0.8
	0.2	—	43.5	1.8
U.S. government obligations:
Less than 12 months	—	—	67.5	0.1
Greater than 12 months	5.1	—	10.6	0.2
	5.1	—	78.1	0.3
U.S. agency obligations:
Less than 12 months	—	—	—	—
Greater than 12 months	4.1	—	4.2	—
	4.1	—	4.2	—
Residential mortgage-backed securities:
Less than 12 months	413.4	11.8	584.7	53.4
Greater than 12 months	548.7	42.9	213.3	11.2
	962.1	54.7	798.0	64.6
Collateralized debt obligations:
Less than 12 months	14.8	0.2	77.6	1.5
Greater than 12 months	56.4	1.1	—	—
	71.2	1.3	77.6	1.5
Other asset-backed securities:
Less than 12 months	431.7	2.7	450.7	3.5
Greater than 12 months	13.6	—	19.3	—
	445.3	2.7	470.0	3.5
Short-term securities:
Less than 12 months	—	—	10.0	—
Greater than 12 months	—	—	—	—
	—	—	10.0	—
Total	$1,723.2	$63.8	$2,744.6	$104.2

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.
Management has determined that the unrealized losses in available-for-sale securities are primarily the result of discount accretion, which has exceeded the increase in fair value since either the purchase date or Fresh Start Reporting Date of April 30, 2013 for securities owned prior to such date.. Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) there being no unexpected principal and interest payment defaults on these securities; (b) an analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (c) management having no intent to sell these securities; and (d) it being not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis.

| Ambac Financial Group, Inc. 74 2016 Second Quarter FORM 10-Q |

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of June 30, 2016 and December 31, 2015, by contractual maturity date:

	June 30, 2016		December 31, 2015
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$2.2	$2.2
Due after one year through five years	33.0	32.5	62.3	60.7
Due after five years through ten years	85.3	82.7	135.6	129.6
Due after ten years	23.8	22.8	39.8	39.2
	142.1	138.0	239.9	231.7
Corporate obligations:
Due in one year or less	19.7	19.7	46.1	46.0
Due after one year through five years	47.3	46.7	521.3	514.0
Due after five years through ten years	25.7	25.4	425.3	411.3
Due after ten years	5.5	5.4	63.1	60.2
	98.2	97.2	1,055.8	1,031.5
Foreign obligations:
Due in one year or less	0.1	0.1	—	—
Due after one year through five years	0.1	0.1	12.1	11.3
Due after five years through ten years	—	—	30.0	29.3
Due after ten years	—	—	3.2	2.9
	0.2	0.2	45.3	43.5
U.S. government obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	5.1	5.1	76.1	75.8
Due after five years through ten years	—	—	2.3	2.3
Due after ten years	—	—	—	—
	5.1	5.1	78.4	78.1
U.S. agency obligations:
Due in one year or less	4.1	4.1	—	—
Due after one year through five years	—	—	4.2	4.2
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	4.1	4.1	4.2	4.2
Residential mortgage-backed securities	1,016.8	962.1	862.6	798.0
Collateralized debt obligations	72.5	71.2	79.1	77.6
Other asset-backed securities	448.0	445.3	473.5	470.0
Short-term securities	—	—	10.0	10.0
Total	$1,787.0	$1,723.2	$2,848.8	$2,744.6
Premium Receivables. Ambac either received premium upfront at time of issuance of the insurance policy (typical of public finance obligations) or in installments (typical of structured finance obligations). For installment premium transactions, a premium receivable asset is established equal to th the (i) present value of future contractual premiums due or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction. Ambac's premium receivables decreased to $741 million at June 30, 2016 from $832 million at December 31, 2015. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, adjustments for changes in expected an contractual cash flows, and impact of foreign exchange partially offset by accretion of premium receivable discount and changes to uncollectible premiums.
Changes in foreign exchange rates on non-US dollar premium receivables at June 30, 2016 resulted in a decrease in premium receivables of $22.3 million as compared to December 31, 2015. Premium receivables by payment currency were as follows:

| Ambac Financial Group, Inc. 75 2016 Second Quarter FORM 10-Q |

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. Dollars
U.S. Dollars		$494.8	$494.8
British Pounds		£156.1	206.8
Euros		€34.1	37.7
Australian Dollars	A$	2.7	2.0
New Zealand Dollars	NZ$	0.2	0.1
Total			$741.4
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to approximately $142.1 million from its reinsurers at June 30, 2016.  These collateral amounts are in excess of Ambac’s reinsurance recoverable on paid and unpaid losses for each reinsurer. As of June 30, 2016 and December 31, 2015, reinsurance recoverable on paid and unpaid losses were $28.7 million and $44.0 million, respectively. The decrease was primarily due to the execution of certain commutations related to student loans reducing future expected losses in addition to the receipt of the reinsurers share of the related commutation payments.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of June 30, 2016 and December 31, 2015, the gross carrying value of the insurance intangible asset was $1,570 million and $1,627 million, respectively. Accumulated amortization of the insurance intangible asset was $495 million and $414 million, as of June 30, 2016 and December 31, 2015, respectively, resulting in a net insurance intangible asset of $1,076 million and $1,212 million, respectively.
Derivative Liabilities. The interest rate derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative liabilities increased from $353 million to $437 million primarily due to decreases in interest rates partially offset by increases in the Ambac CVA during 2016. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $93.2 million at June 30, 2016 and $88.8 million at December 31, 2015 to incorporate the market’s view of Ambac’s credit quality. The higher CVA as of June 30, 2016 is a function of the higher gross value of the associated interest rate derivative liabilities partially offset by changes in market's perception of Ambac Assurance's credit quality relative to December 31, 2015.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expense reserves include the unpaid portion of interest accrued on Deferred Amounts established pursuant to the amended Segregated Account Rehabilitation Plan. The loss and loss expense reserves for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies for which we do not consolidate the VIE. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of June 30, 2016 and December 31, 2015 were $3,651 million and $2,859 million, respectively.

| Ambac Financial Group, Inc. 76 2016 Second Quarter FORM 10-Q |

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
June 30, 2016:
Loss and loss expense reserves	$2,353	$449	$2,996	$(1,309)	$(161)	$4,328
Subrogation recoverable	650	126	110	(1,563)	—	(677)
Totals	$3,003	$575	$3,106	$(2,872)	$(161)	$3,651

December 31, 2015:
Loss and loss expense reserves	$2,139	$350	$3,265	$(1,476)	$(190)	$4,088
Subrogation recoverable	829	141	208	(2,407)	—	(1,229)
Totals	$2,968	$491	$3,473	$(3,883)	$(190)	$2,859

(1)	Present value of future recoveries include RMBS representation and warranty recoveries of $1,884 and $2,830 at June 30, 2016 and December 31, 2015, respectively.

(2)	Includes Euro denominated gross loss and loss expense reserves. US dollar equivalents of such reserves were $17 and $19 at June 30, 2016 and December 31, 2015, respectively.
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 90% of our ever-to-date insurance claims recorded with RMBS comprising 85%. Although historically RMBS and student loan securities have been the largest source of claim activity there are reserves on Public Finance and Ambac UK credits that may result in significant claim payments in the future.
The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at June 30, 2016 and December 31, 2015:

		Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions)	Gross par outstanding (1)	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
June 30, 2016:
RMBS	$7,350	$2,991	$573	$1,239	$(2,474)	$(30)	$2,299
Student Loans	739	—	—	367	(49)	(16)	302
Domestic Public Finance	5,281	12	2	915	(338)	(76)	515
Ambac UK	941	—	—	486	(11)	(24)	451
All other credits	515	—	—	26	—	(15)	11
Loss expenses	—	—	—	73	—	—	73
Totals	$14,826	$3,003	$575	$3,106	$(2,872)	$(161)	$3,651

December 31, 2015:
RMBS	$8,067	$2,957	$490	$1,364	$(3,376)	$(34)	$1,401
Student Loans	1,207	—	—	559	(39)	(34)	486
Domestic Public Finance	5,246	11	1	993	(456)	(79)	470
Ambac UK	943	—	—	460	(12)	(28)	420
All other credits	513	—	—	24	—	(15)	9
Loss expenses	—	—	—	73	—	—	73
Totals	$15,976	$2,968	$491	$3,473	$(3,883)	$(190)	$2,859

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves at June 30, 2016 and December 31, 2015, are $798 and $30 and $847 and $44, respectively. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.

| Ambac Financial Group, Inc. 77 2016 Second Quarter FORM 10-Q |

RMBS
Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions collateralized by first and second liens. Gross loss and loss expense reserves increased primarily due to the reduction in estimated future recoveries due to the collection of recoveries related to JP Morgan in addition due to the collection of other RMBS subrogation related to the Countrywide Investor Settlement. The reduction in recoveries was partially offset by an increase in estimated recoveries related to a settlement reached, outside of litigation, of a dispute with regards to an Ambac insured RMBS transaction.
We established a representation and warranty subrogation recovery as further discussed in Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at June 30, 2016 and December 31, 2015:

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
June 30, 2016:
Second-lien	$1,270	$712	$—	$712
First-lien Mid-prime	2,420	1,723	—	1,723
First-lien Sub-prime	1,255	241	—	241
Other	177	136	—	136
Total Credits Without Subrogation	5,122	2,812	—	2,812
Second-lien	1,238	709	(1,309)	(600)
First-lien Mid-prime	78	92	(78)	14
First-lien Sub-prime	912	570	(497)	73
Total Credits With Subrogation	2,228	1,371	(1,884)	(513)
Total	$7,350	$4,183	$(1,884)	$2,299

December 31, 2015:
Second-lien	$1,261	$423	$—	$423
First-lien-Mid-prime	2,594	1,575	—	1,575
First-lien-Sub-prime	1,401	250	—	250
Other	193	132	—	132
Total Credits Without Subrogation	5,449	2,380	—	2,380
Second-lien	1,520	921	(2,072)	(1,151)
First-lien Mid-prime	116	424	(260)	164
First-lien Sub-prime	982	506	(498)	8
Total Credits With Subrogation	2,618	1,851	(2,830)	(979)
Total	$8,067	$4,231	$(2,830)	$1,401
Student Loans
Total student loan gross loss reserves and related gross par outstanding on Ambac insured obligations were $302 and $739 and $486 and $1,207, at June 30, 2016 and December 31, 2015, respectively. Gross loss reserves declined in 2016 as a result of executed commutations.
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The increase in public finance gross loss reserves at June 30, 2016 as compared to December 31, 2015 were primarily related to developments in Puerto Rico, partially offset by claim payments during the six months ended June 30, 2016. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

| Ambac Financial Group, Inc. 78 2016 Second Quarter FORM 10-Q |

	June 30, 2016		December 31, 2015
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss Reserves	Gross Par Outstanding	Gross Loss Reserves
Lease and tax-backed	$2,194	$344	$2,277	$284
General obligation	2,167	79	2,039	99
Transportation revenue	578	66	603	62
Housing	191	25	192	24
Other	151	1	135	1
Total	$5,281	$515	$5,246	$470
Variability of Expected Future Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher or will be lower than such estimates.
It is possible that our estimated future loss assumptions for insurance policies discussed above could be understated. We have attempted to identify reasonably possible cash flows using more stressful assumptions than the probability-weighted outcome recorded. The reasonably possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at June 30, 2016 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a complex model to project losses in our RMBS exposures and changes to reserves, either upward or downward are not unlikely if we used a different model or methodology to project losses. We regularly assess models and methodologies and may change our approaches as the portfolio continues to season. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1.9 billion as of June 30, 2016 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
In the case of both first and second-lien exposures, the reasonably possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at June 30, 2016 could be approximately $98 million. Combined with the absence of any R&W subrogation recoveries the reasonably possible increase in loss reserves for RMBS could be approximately $1,982 million.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increased interest rates and an increase in default rates and loss severities on the collateral due to economic or other factors. For student loan credits for which we have an estimate of expected loss at June 30, 2016, the reasonably possible increase in loss reserves could be approximately $137 million.
Public Finance Variability:
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, economic, fiscal or socioeconomic events or trends. For public finance credits for which we have an estimate of expected loss at June 30, 2016, the reasonably possible increase in loss reserves could be approximately $1,156 million.
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
Our experience with the city of Detroit in its bankruptcy proceeding was not favorable and renders future outcomes with other issuers even more difficult to predict and may increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan, but nevertheless required us to incur a loss for a significant portion of our exposure. An additional troubling precedent in the Detroit case, as well as other municipal bankruptcies, is the preferential treatment of certain creditor classes, especially the public pensions. The cost of pensions and the need to address frequently sizable unfunded or underfunded pensions is often a key driver of stress for many municipalities and their related authorities, including entities to whom we have significant exposure, such as Chicago, its school district, the State of New Jersey and many others. Less

| Ambac Financial Group, Inc. 79 2016 Second Quarter FORM 10-Q |

severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors. In addition, cities may be more inclined to use bankruptcy to resolve their financial stresses if they believe preferred outcomes for various creditor groups can be achieved.
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
Another potentially adverse development that could cause the loss reserves on our public finance credits to be underestimated is deterioration in the municipal bond market that deprives issuers of access to funding necessary to avoid defaulting on their obligations. While our loss reserves consider our judgment regarding issuers’ financial flexibility to adapt to adverse markets, they may not adequately capture sudden, unexpected or protracted market volatility that adversely affects market conditions.
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy, and loss of meaningful capital market access. The Commonwealth has indicated it cannot afford to pay its debts and has announced plans to improve its financial position and prospects including the restructuring of debt obligations. In April 2016, the Governor of the Commonwealth signed into law the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (known as Law 21) which allows the Governor to declare a moratorium on debt payments of the Commonwealth and its instrumentalities through January 31, 2017. Subsequently, the Governor signed executive orders invoking Law 21, and the Commonwealth defaulted on approximately $0.9 billion out of $2.0 billion of debt service due on July 1, 2016, including on bonds insured by Ambac.
In June 2016, the United States enacted the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”).  PROMESA intends to limit the negative impact of Law 21 on creditors, providing that it is not binding on any non-consenting creditor to the extent it prohibits the payment of principal or interest. The practical effect of this provision, and in particular how it will be enforced during the automatic stay period, is unknown and therefore Ambac is at risk to the ongoing execution, interpretation and ultimate enforcement of this provision.
The Governor of the Commonwealth issued an executive order in November 2015 purporting to implement the Commonwealth Constitution’s public debt priority provision for Fiscal Year 2016, due to his claim that there are insufficient revenues to pay all appropriations for the year. The executive order directed that certain revenues that would otherwise have been transferred to the Puerto Rico Highways and Transportation Authority, the Puerto Rico Infrastructure Financing Authority and the Puerto Rico Convention Center District Authority be transferred instead for application to the Commonwealth’s public debt. As a result, such revenues were not available to pay debt service owed by those entities, including on bonds insured by Ambac Assurance. Ambac has filed a lawsuit in U.S. District Court, District of Puerto Rico, asserting that the executive orders and diversion of revenues violate the U.S. Constitution.  Refer to Note 11. Commitments and Contingencies to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for a further discussion on this lawsuit. By executive order issued June 30 2016, the emergency period declared under the November 2015 executive orders was extended to January 31, 2017 (and can be extended under Law 21 for an additional 2 months). Unlawful executive orders are preempted under PROMESA, but there is no procedure for determining whether a particular executive order is unlawful, creating uncertainty in general and with specific regard to Ambac’s own exposures regarding how the provision will be implemented.
In January 2016, Ambac Assurance paid a claim related to the Puerto Rico Infrastructure Financing Authority ("PRIFA") for $10.6 million. In July 2016, Ambac Assurance paid a claim related to PRIFA for $42.7 million. Ambac Assurance also paid claims in July 2016 related to the Commonwealth’s general obligation bonds for $1.2 million and the Puerto Rico Public Buildings Authority bonds for $9.9 million. Ambac has substantial exposure to COFINA senior bonds. COFINA has not defaulted and while we expect COFINA’s legal structure and protections to remain intact, there can be no certainty that the Commonwealth or other creditor groups will not attempt to restructure COFINA debt or otherwise attack the COFINA structure or revenue stream, which, if successful, could have a significant negative impact on Ambac’s liquidity and loss reserves.
As noted above, PROMESA creates a new federal legislative framework for Puerto Rico. It is untested and many provisions are unique. There is inherent uncertainty and risk both generally and for Ambac’s exposures specifically regarding the interpretation and implementation of PROMESA. Among other things, PROMESA contains provisions that may permit consensual and non-consensual restructurings of debt obligations of the Commonwealth and its instrumentalities under the auspices of an oversight board created thereunder, subject to compliance with PROMESA.  At this time, the members and staff of the oversight board have yet to be appointed.  Ambac is unable to predict whether or to what extent debt restructurings will be proposed or implemented under PROMESA, and how its insured obligations will fare in any such restructuring.  PROMESA also contains a temporary stay on litigation that may apply to actions that Ambac might bring in order to protect its rights associated with its Puerto Rico exposures, or that are already pending, thus potentially limiting Ambac Assurance’s ability to engage in loss mitigation.
Our loss reserves include scenarios designed to cover a range of possible outcomes, some of which assume we incur liquidity claims and / or permanent losses, but the possible outcomes could shift quickly and materially as this volatile situation continues to develop.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely depending upon the nature of the exposure. For all other credits, including Ambac UK, for which we have an expected loss, the sum of all the highest stress case loss scenarios is $415 million greater than the current loss reserve at June 30, 2016.

| Ambac Financial Group, Inc. 80 2016 Second Quarter FORM 10-Q |

SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES
Please refer to Note 3. Special Purpose Entities, Including Variable Interest Entities ("VIEs") to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and Note 2. Basis of Presentation and Significant Accounting Policies and Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements, included in Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015, for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.
ACCOUNTING STANDARDS
Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Unaudited Consolidated Financial Statements, included in Part I, Item 1 in this Form 10-Q, for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.
AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance, Everspan and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. For further information, see "Ambac Assurance Statutory Basis Financial Results," in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015.
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $754.6 million and $1,145.5 million at June 30, 2016, respectively, as compared to $624.8 million and $1,015.7 million at December 31, 2015, respectively. At June 30, 2016, Ambac Assurance's surplus as regards to policyholders of $754.6 million exceeded the Minimum Surplus Amount. The increase in policyholder surplus during 2016 was primarily from net income during the period. In addition, during the six months ended June 30, 2016 Ambac Assurance repurchased $18.6 million par value of the surplus notes and settled certain residual obligations related to previously called surplus notes, resulting in a reduction of $7.5 million in Ambac Assurance's statutory policyholder surplus.
The Segregated Account’s statutory policyholder surplus amount was $385.6 million and $387.6 million as of June 30, 2016 and December 31, 2015, respectively. The Segregated Account's decrease in policyholder surplus was primarily due to a reduction in junior surplus notes as a result of rent payments made by Ambac Assurance during the six months ended June 30, 2016. Part of the junior surplus notes reduce as rent payments are made by Ambac Assurance; $2.0 million occurred during 2016.
Ambac Assurance’s statutory policyholder surplus includes $376.0 million of junior surplus notes issued by the Segregated Account. The junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations that have claims on the resources of Ambac Assurance and the Segregated Account which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
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
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under the provisions of The Large and Medium-sized Companies and Groups (Accounts and Reports) Regulations 2008 relating to insurance companies. In March 2013, the Financial Reporting Council issued FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland"; which provides accounting and reporting requirements for unlisted entities, which was effective January 1, 2015. FRS 102 is a single coherent financial reporting standard replacing old UK GAAP. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Ambac's 2015 Form 10-K/A for additional information on the significant differences between this accounting basis and U.S. GAAP. The surplus in Ambac UK’s shareholder funds under UK GAAP was £72.8 million at June 30, 2016 as compared to a surplus of £47.8 million at December 31, 2015. Ambac UK’s improvement in shareholders’ funds was primarily due to net income from premium receipts and investment income. At June 30, 2016, the carrying value of cash and investments was £412.6 million, an increase from £384.7 million at December 31, 2015. The increase in cash and investments is due to foreign exchange gains on US dollar denominated holdings and gains on pooled investment funds in Ambac UK's investment portfolio.

| Ambac Financial Group, Inc. 81 2016 Second Quarter FORM 10-Q |

Beginning January 1, 2016 Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  Capital resources under Solvency II were a deficit of £124.0 million at March 31, 2016 as compared to £89.9 million at January 1, 2016. The deficit at March 31, 2016 and January 1, 2016 are in comparison to a regulatory capital requirement of £371.3 million and £361.1 million as of March 31, 2016 and January 1, 2016, respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £495.3 million and £451.0 million at March 31, 2016 and January 1, 2016, respectively.
The calculations of capital resources, regulatory capital requirements and regulatory capital deficits, under Solvency II, as at March 31, 2016 and January 1, 2016 represent the most recent available data for these three items. The significant declines in risk-free interest rates at the end of June 30, 2016 adversely impacted the regulatory capital deficit as a result of the impact on loss reserves as determined under Solvency II. The calculation of capital resources, regulatory capital requirements and regulatory capital deficit of Ambac UK as at June 30, 2016 will be finalized on August 25, 2016 and will be published on Ambac's website shortly thereafter. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
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

•
Insurance intangible amortization: Elimination of the amortization of the financial guarantee insurance intangible asset that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. This adjustment ensures that all financial guarantee segment contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC.

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

| Ambac Financial Group, Inc. 82 2016 Second Quarter FORM 10-Q |

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Operating Earnings on a total dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended June 30,
	2016		2015
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income attributable to common stockholders	$58.6	$1.29	$282.7	$6.05
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(3.7)	(0.08)	(9.7)	(0.21)
Financial guarantee VIEs consolidated	(5.3)	(0.11)	(16.4)	(0.35)
Insurance intangible amortization	39.0	0.86	38.1	0.82
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	33.2	0.73	(25.7)	(0.55)
Fair value (gain) loss on derivative products from Ambac CVA	(6.8)	(0.15)	(3.0)	(0.06)
Operating earnings	$115.0	$2.54	$266.0	$5.70

	Six Months Ended June 30,
	2016		2015
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income attributable to common stockholders	$68.1	$1.50	$497.4	$10.62
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(5.0)	(0.11)	(5.2)	(0.11)
Financial guarantee VIEs consolidated	150.4	3.32	(42.5)	(0.91)
Insurance intangible amortization	89.9	1.98	75.5	1.61
Foreign exchange (gain) loss from re-measurement of premium receivables and loss and loss expense reserves	40.4	0.89	4.1	0.09
Fair value (gain) loss on derivative products from Ambac CVA	(10.6)	(0.23)	(15.7)	(0.34)
Operating earnings	$333.2	$7.35	$513.6	$10.97
As noted in the table above, the largest reconciling item between net income attributable to common stockholders to Operating Earnings is the effect of consolidating financial guarantee variable interest entities. During the three and six months ended June 30, 2016, Operating earnings was impacted by Ambac's cancellation of $106.7 million and $467.0 million, respectively ($104.7 and $458.5 million, net of reinsurance, respectively) of debt issued by a consolidated variable interest entity subsequent to Ambac Assurance's purchase of such securities. This cancellation of bonds previously purchased is substantially all of the $(5.3) million and $150.4 million reconciling items noted above for the three and six months ended June 30, 2016, respectively.
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

•
Insurance intangible asset: Elimination of the financial guarantee insurance intangible asset that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. This adjustment ensures that all financial guarantee segment contracts are accounted for within Adjusted Book Value consistent with the provisions of the Financial Services—Insurance Topic of the ASC.

•
Ambac CVA on derivative product liabilities (excluding credit derivatives): Elimination of the gain relating to Ambac’s CVA embedded in the fair value of derivative contracts other than credit derivatives. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain when realized.

| Ambac Financial Group, Inc. 83 2016 Second Quarter FORM 10-Q |

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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	June 30, 2016		December 31, 2015
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,796.0	$39.80	$1,684.8	$37.41
Adjustments:
Non-credit impairment fair value losses on credit derivatives	14.0	0.31	19.0	0.42
Financial guarantee VIEs consolidated	(137.1)	(3.03)	(302.8)	(6.72)
Insurance intangible asset	(1,075.6)	(23.84)	(1,212.1)	(26.91)
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(89.4)	(1.98)	(78.7)	(1.75)
Net unearned premiums and fees in excess of expected losses	1,001.9	22.20	1,056.6	23.46
Net unrealized investment (gains) losses in accumulated other comprehensive income	(158.9)	(3.52)	(51.0)	(1.13)
Adjusted book value	$1,350.9	$29.94	$1,115.8	$24.78
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Operating Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2015 to June 30, 2016 was primarily driven by operating earnings, partially offset, as was shareholders' equity, by foreign exchange losses resulting primarily as a consequence of the Brexit referendum vote.
Ambac has a significant tax NOL that is offset by a full valuation allowance in the GAAP consolidated financial statements.  As a result of this and other considerations we currently assume a 0% effective tax rate for purposes of non-GAAP measures; which is subject to change.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, spread risk and foreign currency risk. There have been no material changes to our exposure to these risks from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2015. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers are responsible for developing and applying methods to measure risk. Ambac utilizes various systems, models and sensitivity scenarios to monitor and manage market risk. This process includes frequent analysis of both parallel and non-parallel shifts in benchmark interest rates. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Financial instruments of VIEs that are consolidated as a result of Ambac's financial guarantees are excluded from the market risk measures below.
Interest Rate Risk
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment agreements, long-term debt and interest rate derivatives. Fixed income investment securities that are guaranteed by Ambac have interest rate risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the interest rate sensitivity table below. Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio (which declines in value as rates increase) and the interest rate swap portfolio (which increases in value as rates increase). Interest rate increases would also have a negative economic impact on expected future claim payments within the financial guarantee portfolio. Ambac performs scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.
A portion of the interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”).

| Ambac Financial Group, Inc. 84 2016 Second Quarter FORM 10-Q |

The interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.5 million for a 1 basis point parallel shift in USD swap rates up or down at June 30, 2016. The impact of the macro-hedge is included in the interest rate sensitivity table below.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at June 30, 2016:

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$84	$64	$37	$—	$(49)	$(2)
Estimated net fair value	2,509	2,489	2,462	2,425	2,376	2,423

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of June 30, 2016, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The following table summarizes the estimated change in fair values on Ambac’s credit derivative contracts (based on the valuation methodology discussed in Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) assuming immediate parallel shifts in reference obligation credit spreads at June 30, 2016. It is more likely that actual changes in credit spreads will vary by security:

	Change in Reference Obligation Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(26)	$(5)	$—	$5	$17
Estimated fair value	(44)	(23)	(18)	(13)	(1)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $3.9 million reduction to the credit derivatives liability as of June 30, 2016. At June 30, 2016 the credit valuation adjustment resulted in a 17.5% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on measurement of the credit valuation adjustment.
The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $89.4 million as of June 30, 2016. Counterparty credit adjustments included in the fair value of interest rate swaps reduced the derivative asset fair value by $26.4 million as of June 30, 2016.
The following table summarizes the estimated change in fair values on Ambac's credit derivative and interest rate derivative net liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at June 30, 2016:

	Change in Ambac Credit Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$27	$6	$—	$(6)	$(35)
Estimated fair value	(306)	(327)	(333)	(339)	(368)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the company's spread

| Ambac Financial Group, Inc. 85 2016 Second Quarter FORM 10-Q |

sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at June 30, 2016. It is more likely that actual changes in credit spreads will vary by security:

	Change in Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(304)	$(61)	$—	$61	$304
Estimated fair value	3,442	3,685	3,746	3,807	4,050
Foreign Currency Risk
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling, euros and Australian dollars. These financial instruments are primarily invested assets of Ambac UK and credit derivative contracts. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in spot foreign exchange rates to U.S. dollars as of June 30, 2016.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(48)	$(24)	$24	$48
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
Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and as a result of the previously identified material weakness in internal control with respect to the modeling of residential mortgage backed collateral losses within certain securitizations that have insurance policies issued by Ambac as discussed in the Amendment No. 1 to the December 31, 2015 Annual Report on Form 10-K/A filed on May 11, 2016 (“10-K/A”), Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, Ambac’s disclosure controls and procedures were not effective.
Ambac management is committed to maintaining an effective internal control environment over financial reporting. To remediate the material weakness noted above in the manner described in the 10-K/A, we are enhancing the design of existing controls and procedures around the modeling of those selected residential mortgage backed collateral losses. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by December 31, 2016.
Notwithstanding the existence of this material weakness in internal control over financial reporting, Ambac believes that the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, Ambac’s consolidated financial position as of June 30, 2016 and December 31, 2015 and consolidated results of operations and cash flows for the three and six months ended June 30, 2016 and 2015, in conformity with U.S. generally accepted accounting principles (GAAP). In addition, there has been no change in Ambac’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, Ambac’s internal control over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 11. Commitments and Contingencies of the Unaudited Consolidated Financial Statements located in Part I, Item 1 in this Form 10-Q and Note 18. Commitments and Contingencies in Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 for a discussion on legal proceedings against Ambac and its subsidiaries.

| Ambac Financial Group, Inc. 86 2016 Second Quarter FORM 10-Q |

Item 1A.    Risk Factors
You should carefully consider the risk factors set forth in the “Risk Factors” section, Item 1A to Part I in our Annual Report on Form 10-K/A for the year ended December 31, 2015, which are hereby incorporated by reference, as well as the additional risk factor information appearing below in this section and elsewhere in this report. These important factors may cause our actual results to differ materially from those indicated by our forward-looking statements, including those contained in this report. Please also see the section entitled “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report on Form 10-Q. Other than as set forth below, there have been no material changes to the risk factors we have disclosed in the “Risk Factors” section of our aforementioned Annual Report on Form 10-K/A.
Uncertainty regarding the economic impact of “Brexit” may have an adverse effect on Ambac’s insured international portfolio and the value of its foreign investments, both of which primarily reside with its subsidiary Ambac Assurance UK Limited
In a non-binding referendum on the United Kingdom’s (“UK”) membership in the European Union in June 2016, a majority of those who voted approved the UK’s withdrawal from the European Union (“EU”). Any withdrawal by the UK from the European Union (“Brexit”) would occur after, or possibly concurrently with, a process of negotiation regarding the future terms of the UK’s relationship with the EU, which could result in the UK losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the UK may adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. The economic outlook could be further adversely affected by (i) the risk that one or more other EU countries could come under increasing pressure to leave the EU, (ii) the risk of a greater demand for independence by Scottish nationalists or for unification in Ireland, or (iii) the risk that the Euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the UK, the Eurozone, or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, the availability of credit, political systems or financial institutions and the financial and monetary system.
These economic conditions, particularly a recession or depression, may have a material adverse effect on Ambac’s international insured exposures particularly in the UK and Europe, the majority of which reside in Ambac Assurance UK Limited (“Ambac UK”). The creditworthiness of Ambac’s international insured exposures is subject to risks associated with, among other matters, lower asset values related to collateral backing transactions, depressed demand for services resulting in lower operating cash flows, and reduced access to the capital markets and other sources of financing. In addition, such conditions may have a material adverse effect on the value and volatility of investments, including investments in UK property funds and equities that Ambac maintains, mainly through Ambac UK, in markets and currencies outside of the U.S. Collectively, these effects may have a negative impact on Ambac’s operating results and financial condition resulting from unexpected credit, investment and foreign exchange losses, volatile asset values, reduced liquidity and lost revenues.
The uncertainty concerning the timing and terms of the Brexit could result in additional volatility in the equity, foreign exchange, real property, bond and other markets, which could adversely impact the UK economy and Ambac's results of operations and financial condition over the near and long term.
See Management's Discussion and Analysis in Part 1 Item 2 of this Form 10-Q for Ambac's net par outstanding at June 30, 2016 by exposure currency and Ambac's assets and liabilities denominated in currencies other that the US dollar.
Some issuers of public finance obligations we insure are experiencing fiscal stress that could result in increased losses on those obligations or increased liquidity claims, including losses or claims resulting from payment defaults, Chapter 9 bankruptcy or other restructuring processes or loss of market access.
We have historically experienced low levels of defaults in our public finance insured portfolio, including during the financial crisis that began in mid-2007. However, some issuers of public finance obligations we insure have reported budget shortfalls, significantly underfunded pensions or other fiscal stresses that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Government entities may also take other actions that may impact their own creditworthiness or the creditworthiness of related issuers. Some issuers of obligations we insure have either defaulted or filed for bankruptcy, raising concerns about their ultimate ability to service the debt we insure and our ability to recover claims paid in the future. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive federal or state assistance, or if such issuers default or file for bankruptcy under Chapter 9, we may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect our business, financial condition and results of operations.
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

| Ambac Financial Group, Inc. 87 2016 Second Quarter FORM 10-Q |

We have $2.2 billion of net par exposure to the Commonwealth of Puerto Rico, including its affiliates and public corporations. Components of Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy. The Commonwealth has announced that it cannot meet its obligations and that it intends to impair some or all of its creditors. In April 2016, the Commonwealth enacted the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act, which the Governor of Puerto Rico has invoked to, among other things, prevent the payment of debt service owed by several issuers. The Commonwealth and certain of its instrumentalities have defaulted on a portion of debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the Puerto Rico economy and its tourism industry, which may be impacted by factors such as perceptions regarding its ability to maintain appropriate infrastructure standards as well as the potential impact of the Zika virus. Given our exposure to Puerto Rico and the economic, legal and political uncertainties associated therewith, our loss reserves may ultimately prove to be insufficient to cover our losses and may be subject to material volatility.
The Commonwealth has proposed to restructure its obligations and those of certain of its affiliates and public corporations. Alternatives could be proposed or adopted that could significantly impair our exposures, including by failing to recognize or properly differentiate legal structures and protections applicable to such exposures, such that our loss reserves would need to be increased. In June 2016, the United States enacted the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). Among other things, PROMESA contains provisions that may permit consensual and non-consensual restructurings of debt obligations of the Commonwealth and its instrumentalities under the auspices of an oversight board created thereunder, subject to compliance with PROMESA. At this time, the members and staff of the oversight board have yet to be appointed. As a result, Ambac is unable to predict whether or to what extent debt restructurings will be proposed or implemented under PROMESA, and what such restructurings would entail. PROMESA also contains a temporary stay on litigation, thus potentially limiting Ambac Assurance’s ability to engage in loss mitigation. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, there could be material variability in our loss reserves for the foreseeable future.
Changes to the Segregated Account Rehabilitation Plan could adversely affect the holders of securities issued or insured by Ambac Assurance or the Segregated Account
The Rehabilitator retains discretion to pursue modifications to the Segregated Account Plan of Rehabilitation, subject to the approval of the Rehabilitation Court.  Such modifications could include, among others, an adjustment to the rate of accretion on Deferred Amounts, which the Rehabilitator has stated is under review. Any such changes could have an adverse effect on the interests of holders, or a subset of holders, of securities issued or insured by Ambac Assurance or the Segregated Account.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
None.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
There were no repurchases of equity securities made during the three months ended June 30, 2016. Ambac does not have a stock repurchase program.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000,000 of warrants. As of June 30, 2016, Ambac had repurchased 860,100 warrants totaling $7.0 million leaving 4,178,901 warrants outstanding with an exercise price of $16.67 per share and expiration of April 30, 2023.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Ambac and its principal subsidiary, Ambac Assurance, and Cathleen J. Matanle, Senior Managing Director of Ambac and Ambac Assurance, mutually agreed as of August 4, 2016 that Ms. Matanle will retire from the Company at the close of business on September 30, 2016. The Company and Ms. Matanle are in the process of finalizing the terms of a separation agreement and will file a Current Report on Form 8-K reporting the material terms of this arrangement when completed.

| Ambac Financial Group, Inc. 88 2016 Second Quarter FORM 10-Q |

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

AMBAC FINANCIAL GROUP, INC.

Dated:	August 9, 2016	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)

| Ambac Financial Group, Inc. 89 2016 Second Quarter FORM 10-Q |