Form 10-Q
period 2016-09-30
AMBAC FINANCIAL GROUP INC
filed 2016-11-03
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of November 2, 2016, 45,121,788 shares of common stock, par value $0.01 per share, of the Registrant were outstanding.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements of Ambac Financial Group, Inc. and Subsidiaries
AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands, except share data) (September 30, 2016 (Unaudited))	2016	2015
Assets:
Investments:
Fixed income securities, available for sale, at fair value (amortized cost: $5,806,949 and $4,992,756)	$5,990,397	$5,043,776
Fixed income securities pledged as collateral, available for sale, at fair value (amortized cost: $64,777 and $64,612)	64,972	64,555
Short-term investments, available for sale, at fair value (amortized cost: $130,732 and $225,789)	130,732	225,789
Other investments (includes $391,075 and $285,261 at fair value)	419,885	310,600
Total investments	6,605,986	5,644,720
Cash and cash equivalents	21,218	35,744
Receivable for securities	98,406	44,030
Investment income due and accrued	25,456	25,264
Premium receivables	706,228	831,575
Reinsurance recoverable on paid and unpaid losses	24,441	43,999
Deferred ceded premium	74,630	96,758
Subrogation recoverable	703,621	1,229,293
Loans	4,513	5,206
Derivative assets	103,373	84,995
Insurance intangible asset	1,022,865	1,212,112
Other assets	239,663	185,877
Variable interest entity assets:
Fixed income securities, at fair value	2,828,685	2,588,556
Restricted cash	5,477	5,822
Loans, at fair value	11,476,766	11,690,324
Derivative assets	68,676	—
Other assets	5,625	3,795
Total assets	$24,015,629	$23,728,070
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$1,048,754	$1,280,282
Loss and loss expense reserves	4,207,535	4,088,106
Ceded premiums payable	43,511	53,494
Obligations under investment agreements	82,358	100,358
Deferred taxes	1,736	2,205
Current taxes	16,750	5,835
Long-term debt	1,109,814	1,124,950
Accrued interest payable	400,737	355,536
Derivative liabilities	435,410	353,358
Other liabilities	52,177	61,134
Payable for securities purchased	201,980	84,690
Variable interest entity liabilities:
Accrued interest payable	3,121	3,230
Long-term debt, at fair value	11,930,434	12,327,960
Derivative liabilities	2,304,789	1,928,403
Other liabilities	149	183
Total liabilities	21,839,255	21,769,724
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,121,788 and 45,044,222	451	450
Additional paid-in capital	194,383	190,813
Accumulated other comprehensive income	61,917	15,215
Retained earnings	1,652,846	1,478,439
Treasury stock, shares at cost: 0 and 8,202	—	(118)
Total Ambac Financial Group, Inc. stockholders’ equity	1,909,597	1,684,799
Noncontrolling interest	266,777	273,547
Total stockholders’ equity	2,176,374	1,958,346
Total liabilities and stockholders’ equity	$24,015,629	$23,728,070
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 1 2016 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2016	2015	2016	2015
Revenues:
Net premiums earned	$53,218	$71,535	$147,420	198,132
Net investment income:
Securities available-for-sale and short-term	79,530	65,619	201,880	191,229
Other investments	11,387	(1,424)	20,616	10,702
Total net investment income	90,917	64,195	222,496	201,931
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(15,906)	(31,743)	(82,856)	(43,495)
Portion of other-than-temporary impairment recognized in other comprehensive income	13,053	22,593	63,228	30,206
Net other-than-temporary impairment losses recognized in earnings	(2,853)	(9,150)	(19,628)	(13,289)
Net realized investment gains (losses)	11,749	2,106	27,748	50,854
Change in fair value of credit derivatives:
Realized gains and other settlements	226	1,693	711	2,519
Unrealized gains (losses)	1,507	35,259	17,843	42,227
Net change in fair value of credit derivatives	1,733	36,952	18,554	44,746
Derivative products	(14,510)	(65,083)	(134,265)	(51,858)
Net realized gains (losses) on extinguishment of debt	24	1,420	4,845	81
Other income (expense)	2,693	7,150	17,611	5,206
Income (loss) on variable interest entities	2,057	(21,435)	(16,119)	38,130
Total revenues	145,028	87,690	268,662	473,933
Expenses:
Losses and loss expense (benefit)	(69,204)	(133,213)	(226,981)	(431,642)
Insurance intangible amortization	44,553	39,680	134,456	115,200
Operating expenses	21,466	25,006	77,470	75,402
Interest expense	31,493	29,899	92,632	85,980
Goodwill impairment	—	514,511	—	514,511
Total expenses (benefit)	28,308	475,883	77,577	359,451
Pre-tax income (loss)	116,720	(388,193)	191,085	114,482
Provision for income taxes	15,282	2,838	21,877	8,464
Net income (loss)	101,438	(391,031)	169,208	106,018
Less: net (gain) loss attributable to noncontrolling interest	(36)	(44)	(328)	(401)
Net income (loss) attributable to common stockholders	$101,474	$(390,987)	$169,536	$106,419
Other comprehensive income (loss), after tax:
Net income (loss)	$101,438	$(391,031)	$169,208	$106,018
Unrealized gains (losses) on securities, net of deferred income taxes of $0	24,719	8,382	132,680	(122,905)
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	(13,323)	(30,909)	(86,256)	(24,224)
Changes to postretirement benefit, net of tax of $0	(254)	(220)	278	(467)
Total other comprehensive income (loss), net of tax	11,142	(22,747)	46,702	(147,596)
Total comprehensive income (loss)	112,580	(413,778)	215,910	(41,578)
Less: comprehensive (gain) loss attributable to the noncontrolling interest:
Net (gain) loss	(36)	(44)	(328)	(401)
Currency translation adjustments	—	(272)	—	(200)
Total comprehensive income (loss) attributable to Ambac Financial Group, Inc.	$112,616	$(413,462)	$216,238	$(40,977)
Net income (loss) per share attributable to Ambac Financial Group, Inc. common stockholders
Basic	$2.24	$(8.66)	$3.75	$2.36
Diluted	$2.22	$(8.66)	$3.74	$2.30
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 2 2016 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2016	$1,958,346	$1,478,439	$15,215	$—	$450	$190,813	$(118)	$273,547
Total comprehensive income (loss)	215,910	169,536	46,702	—	—	—	—	(328)
Adjustment to initially apply ASU 2014-13	—	6,442	—	—	—	—	—	(6,442)
Stock-based compensation	4,228	—	—	—	—	4,228	—	—
Cost of shares (acquired) issued under equity plan	(9)	(127)	—	—	—	—	118	—
Cost of warrants acquired	(2,104)	(1,444)	—	—	—	(660)	—	—
Issuance of common stock	1	—	—	—	1	—	—	—
Warrants exercised	2	—	—	—	—	2	—	—
Balance at September 30, 2016	$2,176,374	$1,652,846	$61,917	$—	$451	$194,383	$—	$266,777

Balance at January 1, 2015	1,673,735	989,290	220,283	—	450	189,138	(56)	274,630
Total comprehensive income (loss)	(41,578)	106,419	(147,396)	—	—	—	—	(601)
Stock-based compensation	2,150	—	—	—	—	2,150	—	—
Cost of shares (acquired) issued under equity plan	(256)	(56)	—	—	—	—	(200)	—
Cost of warrants acquired	(5,017)	(3,707)	—	—	—	(1,310)	—	—
Warrants exercised	3	—	—	—	—	3	—	—
Balance at September 30, 2015	$1,629,037	$1,091,946	$72,887	$—	$450	$189,981	$(256)	$274,029
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 3 2016 Third Quarter FORM 10-Q |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income attributable to common stockholders	$169,536	$106,419
Noncontrolling interest in subsidiaries’ earnings	(328)	(401)
Net income	169,208	106,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	920	2,137
Impairment of goodwill	—	514,511
Amortization of bond premium and discount	(102,956)	(99,534)
Share-based compensation	4,228	2,150
Deferred income taxes	(469)	(122)
Current income taxes	11,848	(6,686)
Unearned premiums, net	(210,722)	(229,251)
Losses and loss expenses, net	666,196	(424,334)
Ceded premiums payable	(9,983)	(2,785)
Investment income due and accrued	(145)	(91)
Premium receivables	126,047	106,521
Accrued interest payable	45,201	30,860
Amortization of insurance intangible assets	134,456	115,200
Net mark-to-market (gains) losses	(17,843)	(42,227)
Net realized investment gains	(27,748)	(50,854)
Other-than-temporary impairment charges	19,628	13,289
Net realized (gains) losses on extinguishment of debt	(4,845)	(81)
Variable interest entity activities	16,119	(38,130)
Other, net	6,392	85,450
Net cash provided by operating activities	825,532	82,041
Cash flows from investing activities:
Proceeds from sales of bonds	457,423	795,855
Proceeds from matured bonds	940,948	695,879
Purchases of bonds	(2,085,939)	(1,696,643)
Proceeds from sales of other invested assets	132,437	147,731
Purchases of other invested assets	(250,727)	(101,913)
Change in short-term investments	94,651	(4,477)
Loans	693	215
Change in swap collateral receivable	(51,986)	(17,032)
Other, net	(10,714)	(2,287)
Net cash (used in) investing activities	(773,214)	(182,672)
Cash flows from financing activities:
Proceeds received from a secured borrowing	—	144,189
Paydowns of a secured borrowing	(25,306)	(7,355)
Payments for investment agreement draws	(17,964)	(63,872)
Payments for extinguishment of long-term debt	(19,550)	(13,752)
Proceeds from warrant exercises	2	3
Cost of warrants acquired	(2,104)	(5,017)
Net cash provided by (used in) financing activities	(64,922)	54,196
Effect of foreign exchange rate changes on cash and cash equivalents	(1,922)	(369)
Net cash flow	(14,526)	(46,804)
Cash and cash equivalents at beginning of period	35,744	73,903
Cash and cash equivalents end of period	$21,218	$27,099

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$10,098	$15,176
Interest on secured borrowing	3,314	449
Interest on investment agreements	435	261
See accompanying Notes to Unaudited Consolidated Financial Statements

| Ambac Financial Group, Inc. 4 2016 Third Quarter FORM 10-Q |

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
Ambac’s financial guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”). Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac's subsidiaries from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account (as defined below) and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the terms of its Auction Market Preferred Shares and the terms of agreements entered into with the Segregated Account. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
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
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Net par exposure as of September 30, 2016 for policies allocated to the Segregated Account was $12,469,965. Policy obligations not allocated to the Segregated Account remain in the General Account of Ambac Assurance, and such policies in the General Account are not subject to and, therefore, are not directly impacted by the Segregated Account Rehabilitation Plan.
To pay claims and other liabilities, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”). In addition, certain operating and administrative costs and expenses of the Segregated Account are reimbursable by Ambac Assurance pursuant to the Cooperation Agreement, dated as of March 24,

| Ambac Financial Group, Inc. 5 2016 Third Quarter FORM 10-Q |

2010, by and between the Segregated Account and Ambac Assurance, as amended (the “Cooperation Agreement”). Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At September 30, 2016, Ambac Assurance’s surplus as regards to policyholders of $921,873 exceeded the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
Ambac Assurance is evaluating possibilities for concluding the Segregated Account Rehabilitation Proceedings. In pursuing this objective, Ambac Assurance is considering the possibility of entering into transactions whereby it would monetize certain assets and/or restructure or exchange certain outstanding debt and insurance obligations. Towards this objective, Ambac Assurance is discussing with OCI potential options for addressing outstanding Segregated Account obligations.
On July 12, 2016, the Special Deputy Commissioner ("SDC") for the Segregated Account met with policy beneficiaries and holders of surplus notes of Ambac Assurance and the Segregated Account during which the SDC stated (i) that at present, the Rehabilitator does not have any plans to increase the interim payment percentage (“IPP”) on Segregated Account policy claims, commenting that the Rehabilitator and his advisors would need to feel highly confident that any change to the IPP would be sustainable and fair to all policyholders; (ii) that the Rehabilitator reserves the right to amend the Segregated Account Rehabilitation Plan or take such other action as he deems necessary or appropriate to adjust the rate of accretion on Deferred Amounts from time to time based on such factors as he considers relevant and, as such, the accretion rate remains under review; and (iii) his objective of seeking an exit of the Segregated Account from rehabilitation, and further stated that although his preferred goal would be to achieve an exit from rehabilitation through a consensual plan, he would advise the Rehabilitator to use all tools available to accomplish a successful and durable exit that enhances Ambac Assurance's long-term claims-paying ability.
While the terms, conditions, and timing of a potential conclusion of the Segregated Account Rehabilitation Proceedings are in the sole discretion of the OCI, and subject to the approval of the Rehabilitation Court, from time to time Ambac Assurance has discussed with several counterparty creditors a potential exchange pursuant to which outstanding Deferred Amounts, including accrued interest, and surplus notes (other than junior surplus notes) would be exchanged for new securities and cash. As of the date of this filing, Ambac Assurance has not reached any agreement on the terms of a potential transaction, and we cannot provide assurance that any such transaction will be entered into by Ambac Assurance in the future, or if it is, as to the timing, terms or conditions of any such transaction. Any such transaction would remain subject to the prior approval of the board of Ambac Assurance, OCI and the Rehabilitation Court.
The execution of Ambac’s strategy to increase the value of its investment in Ambac Assurance is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. The Rehabilitator's authority includes, but is not limited to, sole discretion over the rate at which the Segregated Account pays claims and the accretion rate on Deferred Amounts. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. Opportunities for remediating losses on poorly performing insured transactions also depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity.
Although we are exploring selective business transactions for Ambac, no assurance can be given that we will be able to execute the acquisition or development of any new businesses or assets. In addition, there can be no assurance that we will be able to obtain the financial and other resources that may be required to finance the acquisition or development of new businesses or assets that may permit utilization of Ambac’s tax net operating loss carry-forwards. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative.
As a result of uncertainties associated with the aforementioned oversight by the Rehabilitator of the Segregated Account, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern. Ambac’s financial statements as of and for the three and nine months ended September 30, 2016 and the year ended December 31, 2015, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
United Kingdom Referendum
In a non-binding referendum on the United Kingdom’s (“UK”) membership in the European Union in June 2016, a majority of those who voted approved the UK’s withdrawal from the European Union (“EU”). A withdrawal by the UK from the European Union (“Brexit”) would occur after, or possibly concurrently with, a process of negotiation regarding the future terms of the UK’s relationship with the EU, which could result in the UK losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the UK may adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. The economic outlook could be further adversely affected by (i) the risk that one or more other EU countries could come under increasing pressure to leave the EU, (ii) the risk of a greater demand for independence by Scottish nationalists or for unification in Ireland, or (iii) the risk that the Euro as the single currency of the Eurozone could cease to exist. Any of these

| Ambac Financial Group, Inc. 6 2016 Third Quarter FORM 10-Q |

developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the UK, the Eurozone, or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, the availability of credit, political systems or financial institutions and the financial and monetary system. Consequently the medium and longer term impact on the UK generally, and Ambac Assurance UK Limited ("Ambac UK") specifically, is uncertain.  The immediate impact on the UK included a decline in the value of the British Pound against major currencies, a decline in the value of certain UK assets, such as real-estate, and greater asset volatility.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual periods. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2015. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments necessary for the fair presentation of the Company’s consolidated financial position and results of operations. All intercompany balances and transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet was derived from audited financial statements.
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
Goodwill:
At the Fresh Start Reporting Date, we revalued our assets and liabilities to current estimated fair value. The excess reorganization value which could not be attributed to the fair value of specific identified tangible and intangible assets ("fair value of net assets") was recorded as goodwill. Pursuant to the Intangibles - Goodwill and Other Topic of the ASC, goodwill is not amortized but is subject to annual impairment testing. We test goodwill for impairment as of October 1st of each year. Goodwill is also tested more frequently if indicators of impairment exist for each reporting unit. Refer to Note 2. Basis of Presentation and Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion on the two-step approach for goodwill impairment testing and how we assigned all goodwill to the Financial Guarantee reporting unit.
During the September 30, 2015 reporting period, Ambac determined sufficient indicators of potential impairment existed to perform an interim goodwill impairment evaluation for the Financial Guarantee reporting unit. Those indicators included the trading values of Ambac stock and changes in Ambac credit spreads. In conducting the goodwill impairment analysis as of September 30, 2015, we performed step one of the goodwill impairment test for the Financial Guarantee reporting unit. We estimated the fair value of the Financial Guarantee reporting unit using a market approach, which was derived using: i) Ambac’s common stock and warrant market capitalization, ii) fair value estimates of Ambac Assurance preferred shares (reported as noncontrolling interests on Ambac's balance sheet) and iii) an estimated control premium. Step one of the impairment test indicated the Financial Guarantee reporting unit's carrying value exceeded its fair value.
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

| Ambac Financial Group, Inc. 7 2016 Third Quarter FORM 10-Q |

The following is a summary of activity in goodwill for the Financial Guarantee reporting unit:

Nine Months Ended September 30, 2015
Beginning balance	$514,511
Impairment loss	(514,511)
Ending balance	$—
Foreign Currency:
Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the ASC. The functional currencies of Ambac's subsidiaries are the local currencies of the country where the respective subsidiaries are based, which are also the primary operating environments in which the subsidiaries operate.
Foreign currency translation: Functional currency assets and liabilities of Ambac’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments, net of deferred taxes, are included as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Consolidated Statements of Total Comprehensive Income accounts expressed in functional currencies are translated using average exchange rates.
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(26,741) and $(6,734) for the nine months ended September 30, 2016 and 2015. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro. The significant components of foreign currency transaction gains/(losses), including the respective classifications in the Consolidated Statement of Total Comprehensive Income, are as follows:

•	Remeasurement of loss reserves, classified in Loss and loss expenses, in the amount of $(56,910) and $(13,347) for the nine months ended September 30, 2016 and 2015, respectively;

•
Sales of investment securities and the unrealized gains (losses) of trading and short-term investment securities, classified in Net realized investment gains, in the amount of $22,030 and $3,801 for the nine months ended September 30, 2016 and 2015, respectively;

•	Remeasurement of premium receivables, classified in Other income, in the amount of $8,264 and $(3,234) for the nine months ended September 30, 2016 and 2015, respectively;

•
Remeasurement of credit derivative liabilities, classified in Net change in fair value of credit derivative, in the amount of $(929) and $4,895 for the nine months ended September 30, 2016 and 2015, respectively; and

•	Remeasurement of cash held, classified in Other income, in the amount of $457 and $1,140 for the nine months ended September 30, 2016 and 2015, respectively.
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

| Ambac Financial Group, Inc. 8 2016 Third Quarter FORM 10-Q |

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

| Ambac Financial Group, Inc. 9 2016 Third Quarter FORM 10-Q |

2016 and interim periods within those fiscal years, with early adoption permitted. The ASU must be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Ambac will adopt this ASU on January 1, 2017. Adoption of this ASU is not expected to have a material impact on Ambac's financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting. This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively as if the equity method had been in effect during all previous periods that the investment had been owned. The ASU will now require that at the date an available-for-sale equity security becomes qualified for the equity method of accounting, the reporting entity will recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The amendments should be applied prospectively upon adoption. Ambac may choose to early adopt this ASU to the extent we hold an available-for-sale equity security that becomes qualified for the equity method of accounting. Adoption of this ASU is not expected to have a material impact on Ambac's financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The ASU resolves diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Transactions addressed in the ASU that may impact Ambac are as follows:

•	Debt prepayment or debt extinguishment costs - Such payments will be classified as a financing cash outflow.

•
Settlement of zero-coupon debt or other debt with coupon rates that are insignificant in relation to the effective interest rate of the borrowing - The portion of the cash payment attributable to accreted interest will be classified as an operating cash outflow and the portion attributable to the principal will be classified as a financing cash outflow.

•
Distributions from equity-method investees - An entity will elect one of the two following approaches. Under the "cumulative earnings approach": i) distributions received up to the amount of cumulative earnings recognized will be treated as returns on investments and classified as cash inflows from operating activities and ii) distributions received in excess of earnings recognized will be treated as returns of investments and classified as cash inflows from investing activities. Under the "nature of the distribution" approach, distributions received will be classified based on the nature of the activity that generated the distribution (i.e. classified as a return on investment or return of investment), when such information is available to the investor.

•
Beneficial interests in securitization transactions - Any beneficial interests obtained in financial assets transferred to an unconsolidated securitization entity will be disclosed as a non-cash investing activity. Subsequent cash receipts from the beneficial interests in previously transferred trade receivables will be classified as cash inflows from investing activities.

| Ambac Financial Group, Inc. 10 2016 Third Quarter FORM 10-Q |

ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoptions within an interim period. Adoption of this ASU is not expected to have a material impact on Ambac's financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for intercompany transfers of assets until the asset has been sold to an outside party. The ASU will require companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory, as income tax expense (or benefit) in the period in which the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued. Ambac has not determined whether it will early adopt this ASU and we are currently evaluating its impact on Ambac's financial statements.
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control. The new guidance changes how a reporting entity that is a single decision maker for a VIE will consider its indirect interests in that VIE when determining whether the reporting entity is the primary beneficiary and should consolidate the VIE. Under current GAAP, a single decision maker in a VIE is required to consider an indirect interest held by a related party under common control in its entirety. Under the new ASU, the single decision maker will consider the indirect interest on a proportionate basis. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal periods. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is not expected to have a material impact on Ambac's financial statements.
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
We determined that Ambac’s subsidiaries generally have the obligation to absorb a VIE's expected losses given that they have issued financial guarantees supporting the liabilities (and in certain cases assets). As further described below, we consolidated certain VIEs because: (i) we determined for certain transactions that experienced the aforementioned performance deterioration, that Ambac’s subsidiaries had the power, through voting rights or similar rights, to direct the activities of certain VIEs that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in their ability to exercise certain loss remediation activities, or (ii) due to the passive nature of the VIEs’ activities, Ambac’s subsidiaries’ contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to VIEs involving Ambac financial guarantees, Ambac is required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. A VIE is deconsolidated in the period that Ambac no longer has such control, which could occur in connection with insurance policies that are allocated to the Segregated Account, execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE. Assets and liabilities of VIEs that are consolidated as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries are reported within Variable interest entity assets or Variable interest entity liabilities on the Consolidated Balance Sheets. Results from such VIEs are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income (Loss).
Ambac Sponsored VIEs
A subsidiary of Ambac transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities were established as separate legal entities, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of these entities were contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and

| Ambac Financial Group, Inc. 11 2016 Third Quarter FORM 10-Q |

obtaining financial guarantee policies with respect to indebtedness incurred. Effective February 17, 2015, one of the special purpose entities was liquidated as it no longer had any outstanding liabilities. Ambac has not consolidated these entities because Ambac Assurance’s policies issued to these entities were allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 7. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At September 30, 2016 and December 31, 2015 the fair value of the remaining entity was $7,729 and $8,696, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Since their inception, there have been 15 individual transactions with these entities, of which three transactions remain outstanding as of September 30, 2016. In each case, Ambac sold assets to these entities. The purchase by these entities of financial assets was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. Total principal amount of MTN debt outstanding was $412,750 and $465,160 at September 30, 2016 and December 31, 2015, respectively, the decline was due to changes in foreign exchange rates relative to the British Pound. The assets are composed of utility obligations with a weighted average rating of BBB+ at September 30, 2016 and weighted average life of 5.9 years. As of September 30, 2016 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

In July 2015, Ambac Assurance entered into a secured borrowing transaction whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). The Securities had par and fair value of $342,294 and $369,127 as of September 30, 2016, respectively. Although the Securities were legally sold to the Trust, the Securities will remain in Invested assets on the Consolidated Balance Sheets. Refer to Note 8. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate entitling the Issuer to, and secured by, all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8%. Both the Trust and the Issuer are consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $106,284 as of September 30, 2016 and is reported in Long-Term Debt on the Consolidated Balance Sheets.
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
As of September 30, 2016, consolidated VIE assets and liabilities relating to 13 consolidated entities were $14,385,229 and $14,238,493, respectively. As of December 31, 2015, consolidated VIE assets and liabilities relating to 13 consolidated entities were $14,288,497 and

| Ambac Financial Group, Inc. 12 2016 Third Quarter FORM 10-Q |

$14,259,776, respectively. As of September 30, 2016 and December 31, 2015, eight and seven consolidated VIEs related to transaction insured by Ambac UK and Ambac Assurance, respectively. As of September 30, 2016 VIE assets and liabilities of $13,939,377 and $13,813,682 and as of December 31, 2015, VIE assets and liabilities of $13,769,985 and $13,636,628 related to transactions guaranteed by Ambac UK. The remaining balance of consolidated VIE assets and liabilities are related to transactions guaranteed by Ambac Assurance. Ambac is not primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of most consolidated VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
The financial reports of certain VIEs are prepared by outside trustees and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Investments:
Corporate obligations	$2,828,685	$2,588,556
Total variable interest entity assets: fixed income securities	$2,828,685	$2,588,556
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of September 30, 2016 and December 31, 2015:

	Estimated fair value	Unpaid principal balance
September 30, 2016:
Loans	$11,476,766	$8,058,125
Long-term debt	11,930,434	9,327,859
December 31, 2015:
Loans	$11,690,324	$9,182,284
Long-term debt	12,327,960	10,803,729
For the nine months ended September 30, 2016, Ambac did not consolidate or deconsolidate any VIEs. For the three months ended September 30, 2015, Ambac deconsolidated one VIE as a result of the termination of the associated financial guarantee policy. There was a gain of $572 reported in Income (loss) on variable interest entities on the Consolidated Statement of Total Comprehensive Income (loss). For the nine months ended September 30, 2015, Ambac deconsolidated two VIEs; one as a result of the termination of the associated financial guarantee policy and one as a result of the associated financial guarantee maturing. There was a gain of $572 reported in Income (loss) on variable interest entities on the Consolidated Statement of Total Comprehensive Income (Loss) for the nine months ended September 30, 2015.
Variable Interests in Non-Consolidated VIEs
On August 28, 2014, Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note. Ambac does not consolidate the VIE. Ambac reports its interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income (Loss). The equity investment had a carrying value of $28,810 and $25,339 as of September 30, 2016 and December 31, 2015.

| Ambac Financial Group, Inc. 13 2016 Third Quarter FORM 10-Q |

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of September 30, 2016 and December 31, 2015:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
September 30, 2016:
Global structured finance:
Collateralized debt obligations	$845,991	$231	$3,400	$(184,838)
Mortgage-backed—residential	15,412,198	744,303	3,040,292	—
Other consumer asset-backed	2,419,657	27,943	289,372	—
Other commercial asset-backed	1,768,494	71,686	68,884	—
Other	3,073,443	72,461	430,985	15,430
Total global structured finance	23,519,783	916,624	3,832,933	(169,408)
Global public finance	26,485,274	354,769	380,103	(9,220)
Total	$50,005,057	$1,271,393	$4,213,036	$(178,628)

December 31, 2015:
Global structured finance:
Collateralized debt obligations	$980,935	$264	$3,639	$(129,525)
Mortgage-backed—residential	17,081,002	1,279,650	2,680,739	—
Other consumer asset-backed	3,853,443	47,346	535,090	—
Other commercial asset-backed	2,393,805	104,033	94,191	—
Other	3,286,568	81,017	461,364	15,410
Total global structured finance	27,595,753	1,512,310	3,775,023	(114,115)
Global public finance	28,586,582	377,412	427,299	(24,860)
Total	$56,182,335	$1,889,722	$4,202,322	$(138,975)

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

(2)	Insurance assets represent the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(3)	Insurance liabilities represent the amount recorded in “Loss and loss expense reserves” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.

(4)	Net derivative assets (liabilities) represent the fair value recognized on credit derivative contracts and interest rate swaps on Ambac’s Consolidated Balance Sheets.

| Ambac Financial Group, Inc. 14 2016 Third Quarter FORM 10-Q |

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Three Months Ended September 30, 2016:
Beginning Balance	$158,924	$9,876	$(118,025)	$50,775
Other comprehensive income before reclassifications	33,625	—	(13,323)	20,302
Amounts reclassified from accumulated other comprehensive income	(8,906)	(254)	—	(9,160)
Net current period other comprehensive income (loss)	24,719	(254)	(13,323)	11,142
Balance at September 30, 2016	$183,643	$9,622	$(131,348)	$61,917

Three Months Ended September 30, 2015:
Beginning Balance	$79,406	$9,784	$6,172	$95,362
Other comprehensive income before reclassifications	1,342	—	(30,637)	(29,295)
Amounts reclassified from accumulated other comprehensive income	7,040	(220)	—	6,820
Net current period other comprehensive income (loss)	8,382	(220)	(30,637)	(22,475)
Balance at September 30, 2015	$87,788	$9,564	$(24,465)	$72,887

Nine Months Ended September 30, 2016:
Beginning Balance	$50,963	$9,344	$(45,092)	$15,215
Other comprehensive income before reclassifications	140,810	—	(86,256)	54,554
Amounts reclassified from accumulated other comprehensive income	(8,130)	278	—	(7,852)
Net current period other comprehensive income (loss)	132,680	278	(86,256)	46,702
Balance at September 30, 2016	$183,643	$9,622	$(131,348)	$61,917

Nine Months Ended September 30, 2015:
Beginning Balance	$210,693	$10,031	$(441)	$220,283
Other comprehensive income before reclassifications	(85,313)	—	(24,024)	(109,337)
Amounts reclassified from accumulated other comprehensive income	(37,592)	(467)	—	(38,059)
Net current period other comprehensive income (loss)	(122,905)	(467)	(24,024)	(147,396)
Balance at September 30, 2015	$87,788	$9,564	$(24,465)	$72,887

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.

| Ambac Financial Group, Inc. 15 2016 Third Quarter FORM 10-Q |

The following table details the significant amounts reclassified from each component of accumulated other comprehensive income, shown in the above rollforward tables, for the affected periods:

	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the
Details about Accumulated Other	Three Months Ended September 30,		Consolidated Statement of
Comprehensive Income Components	2016	2015	Total Comprehensive Income (Loss)
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(8,906)	$7,040	Net realized investment (losses) gains and other-than-temporary impairment losses
	—	—	Tax (expense) benefit
	$(8,906)	$7,040	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(167)	$(167)	Operating expenses (2)
Actuarial (losses)	(87)	(53)	Operating expenses (2)
	(254)	(220)	Total before tax
	—	—	Tax (expense) benefit
	$(254)	$(220)	Net of tax and noncontrolling interest
Total reclassifications for the period	$(9,160)	$6,820	Net of tax and noncontrolling interest

	Nine Months Ended September 30,
	2016	2015
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(8,130)	$(37,592)	Net realized investment (losses) gains and other-than-temporary impairment losses
	—	—	Tax (expense) benefit
	$(8,130)	$(37,592)	Net of tax and noncontrolling interest
Amortization of Postretirement Benefit
Prior service cost	$(500)	$(500)	Operating expenses (2)
Actuarial gains	778	33	Operating expenses (2)
	278	(467)	Total before tax
	—	—	Tax (expense) benefit
	$278	$(467)	Net of tax and noncontrolling interest
Total reclassifications for the period	$(7,852)	$(38,059)	Net of tax and noncontrolling interest

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Total Comprehensive Income (Loss).

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.
5. NET INCOME PER SHARE
On May 1, 2013, pursuant to the Second Modified Fifth Amended Plan of Reorganization of Ambac (the "Reorganization Plan"), 45,000,000 shares of new common stock at par value of $0.01 per share and 5,047,138 of warrants were issued. Warrants entitled such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the nine months ended September 30, 2016 and 2015, 136 and 740 warrants were exercised, respectively, resulting in an issuance of 136 and 236 shares of common stock, respectively.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. For the nine months ended September 30, 2016, Ambac repurchased 291,082 warrants at a cost of $2,104. As of September 30, 2016, Ambac has repurchased 922,682 warrants totaling $7,478, (average cost of $8.10 per warrant) leaving 4,116,319 warrants outstanding. On November 3, 2016, the Board of Directors of Ambac authorized a $10,000 increase to the warrant repurchase program, bringing the remaining aggregate authorization at September 30, 2016 to $12,550.
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding and vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares used for basic earnings per share plus all potential dilutive common shares outstanding during the period. All potential dilutive common shares outstanding consider common stock deliverable pursuant to warrants issued

| Ambac Financial Group, Inc. 16 2016 Third Quarter FORM 10-Q |

under the Reorganization Plan, vested and unvested options, unvested restricted stock units and performance stock units granted under employee and director compensation plans.
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	45,229,570	45,174,521	45,206,429	45,173,671
Effect of potential dilutive shares:
Warrants	293,311	—	—	1,154,313
Stock options	—	—	—	7,083
Restricted stock units	156,023	—	105,794	14,418
Performance stock units	113,179	—	60,481	2,729
Diluted weighted average shares outstanding	45,792,083	45,174,521	45,372,704	46,352,214
Antidilutive securities for the three and nine months ended September 30, 2016 included stock options to purchase 143,334 shares of common stock, where the exercise price was greater than the average market price and 23,334 restricted stock units.
For the three months ended September 30, 2015, Ambac incurred net losses and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was antidilutive. Antidilutive securities for the three months ended September 30, 2015 included stock options and warrants to purchase 176,668 and 4,461,637 shares of common stock, respectively, where the exercise price was greater than the average market price. 78,460 restricted stock units and 96,349 performance stock units at their target amounts. Antidilutive securities for the nine months ended September 30, 2015 included stock options to purchase 110,000 shares of common stock where the exercise price was greater than the average market price.
6. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance and international obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or (ii) if the assets underlying the insured obligation are homogenous pools which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at September 30, 2016 and December 31, 2015, was 2.4% and 2.7%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at September 30, 2016 and December 31, 2015, was 9.1 years and 9.2 years, respectively.
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
Generally, the priority for the payment of financial guarantee premiums to Ambac, as required by bond indentures of insured structured finance obligations, is senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees and other parties are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. Uncollectable premiums are determined on a policy basis and utilize a combination of historical premium collection data in addition to cash flow analysis to determine if an impairment in the related policy's premium receivables exist. As of September 30, 2016 and December 31, 2015, approximately 26% and 27% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, structured insurance, lease securitizations and student loan transactions, which comprised 8%, 6%, 4%, and 3%, of the total premium receivables at September 30, 2016 and 8%, 5%, 5%, and 5% of the total premium receivables at December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, $10,976 and $15,240 respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at September 30, 2016.

| Ambac Financial Group, Inc. 17 2016 Third Quarter FORM 10-Q |

Below is the gross premium receivable roll-forward for the affected periods:

	Nine Months Ended September 30,
	2016	2015
Beginning premium receivable	$831,575	$1,000,607
Premium receipts	(60,609)	(70,940)
Adjustments for changes in expected and contractual cash flows	(57,932)	(39,613)
Accretion of premium receivable discount	14,304	18,795
Changes to uncollectable premiums	4,264	1,978
Other adjustments (including foreign exchange)	(25,374)	(15,381)
Ending premium receivable (1)	$706,228	$895,446

(1)
Gross premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At September 30, 2016 and 2015 premium receivables include British Pounds of $195,187 (£150,575) and $253,092 (£167,367), respectively, and Euros of $38,284 (€34,067) and $51,640 (€46,251), respectively.

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies.
When a bond issue insured by Ambac Assurance has been retired, including those retirements due to calls, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, the recognition of any remaining UPR is offset by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Ambac’s accelerated premium revenue for retired obligations for the three and nine months ended September 30, 2016 was $18,174 and $38,231, and the three and nine months ended September 30, 2015 was $28,369 and $64,862, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow. The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date (a refunding) or a specified call date (a pre-refunding). Ambac has evaluated the provisions in policies issued on legally defeased obligations and determined those insurance policies have not been legally extinguished. For policies with refunding securities, premium revenue recognition is not impacted as the escrowed maturity date is the same as the previous legal maturity date. For policies with pre-refunding securities, the maturity date of the pre-refunded security has been shortened from its previous legal maturity. Although premium revenue recognition has not been accelerated in the period of the pre-refunding, it results in an increase in the rate at which the policy's remaining UPR is to be recognized.
The effect of reinsurance on premiums written and earned for the respective periods was as follows:

	Three Months Ended September 30,
	2016		2015
	Written	Earned	Written	Earned
Direct	$(10,543)	$59,096	$(8,710)	$77,982
Assumed	—	21	—	22
Ceded	(1,526)	5,899	(105)	6,469
Net premiums	$(9,017)	$53,218	$(8,605)	$71,535

	Nine Months Ended September 30,
	2016		2015
	Written	Earned	Written	Earned
Direct	$(39,364)	$161,058	$(18,840)	$214,787
Assumed	—	64	—	66
Ceded	(8,425)	13,702	(882)	16,721
Net premiums	$(30,939)	$147,420	$(17,958)	$198,132

| Ambac Financial Group, Inc. 18 2016 Third Quarter FORM 10-Q |

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at September 30, 2016:

	Future premiums to be collected (1)	Future premiums to be earned net of reinsurance (1)
Three months ended:
December 31, 2016	$17,213	$29,942
Twelve months ended:
December 31, 2017	67,650	96,399
December 31, 2018	63,131	77,484
December 31, 2019	59,548	71,357
December 31, 2020	56,542	67,017
Five years ended:
December 31, 2025	231,529	269,853
December 31, 2030	186,809	186,311
December 31, 2035	121,623	109,372
December 31, 2040	41,618	40,087
December 31, 2045	18,852	17,219
December 31, 2050	7,151	7,785
December 31, 2055	601	1,298
Total	$872,267	$974,124

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

Net cash outflow policies represent contracts where the sum of unpaid claims plus the PV of expected cash outflows are greater than the PV of expected cash inflows. For such policies, a “Loss and loss expense reserves” liability is recorded for the sum of: (i) unpaid claims plus (ii) the excess of the PV of expected net cash outflows over the unearned premium revenue. Net cash inflow policies represent contracts where losses have been paid, but not yet recovered, such that the PV of expected cash inflows are greater than the sum of unpaid claims plus the PV of expected

| Ambac Financial Group, Inc. 19 2016 Third Quarter FORM 10-Q |

cash outflows. For such policies, a “Subrogation recoverable” asset is recorded for the difference between (i) the PV of expected net cash inflows and (ii) unpaid claims.
The approaches used to estimate expected future claims and expected future recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at September 30, 2016 and December 31, 2015:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
September 30, 2016:
Loss and loss expense reserves	$2,392,674	$490,099	$2,772,357	$(1,290,553)	$(157,042)	$4,207,535
Subrogation recoverable	616,987	127,810	96,406	(1,544,824)	—	(703,621)
Totals	$3,009,661	$617,909	$2,868,763	$(2,835,377)	$(157,042)	$3,503,914

December 31, 2015:
Loss and loss expense reserves	$2,138,952	$349,668	$3,265,349	$(1,476,276)	$(189,587)	$4,088,106
Subrogation recoverable	828,802	141,349	207,674	(2,407,118)	—	(1,229,293)
Totals	$2,967,754	$491,017	$3,473,023	$(3,883,394)	$(189,587)	$2,858,813
Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods:

	Nine Months Ended September 30,
	2016	2015
Beginning gross loss and loss expense reserves	$2,858,813	$3,798,733
Less reinsurance on loss and loss expense reserves	44,059	100,355
Beginning balance of net loss and loss expense reserves	$2,814,754	$3,698,378
Changes in the loss and loss expense reserves due to:
Current year:
Establishment of new loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	11,033	1,404
Claim and loss expense (payments) recoveries, net of subrogation and reinsurance	(2,056)	—
Total current year	8,977	1,404
Prior years:
Change in previously established loss and loss expense reserves, gross of RMBS subrogation and net of reinsurance	(207,615)	(414,642)
Claim and loss expense (payments) recoveries, net of subrogation and reinsurance	950,810	(61,740)
(Increase) decrease in previously established RMBS subrogation recoveries, net of reinsurance	(87,310)	(31,744)
Total prior years	655,885	(508,126)
Net change in net loss and loss expense reserves	664,862	(506,722)
Ending net loss and loss expense reserves	3,479,616	3,191,656
Add reinsurance on loss and loss expense reserves (1)	24,298	63,657
Ending gross loss and loss expense reserves (2)	$3,503,914	$3,255,313

(1)
Reinsurance recoverable reported on the Balance Sheet also includes reinsurance recoverables (payables) of previously presented loss and loss expenses of $143 and $4,662 as of September 30, 2016 and 2015, respectively.

(2)	Includes Euro denominated gross loss and loss expense reserves of $17,029 (€15,153) and $16,094 (€14,415) at September 30, 2016 and 2015, respectively.
The increase in loss and loss expense reserves established in prior years for the nine months ended September 30, 2016 was primarily due to the receipt of RMBS subrogation recoverables, the receipt of recoveries related to an omnibus settlement with investors in Countrywide securitizations, increased loss expenses, interest accrued on Deferred Amounts and UPR amortization. Offsetting this increase in loss and loss expense reserves was positive loss development primarily due to the impact of lower interest rates, executed commutations in the student loan insured portfolio, and claim payments.

| Ambac Financial Group, Inc. 20 2016 Third Quarter FORM 10-Q |

The decrease in loss and loss expense reserves established in prior years for the nine months ended September 30, 2015 was primarily due to the impact of commutations in the student loan portfolio and reduced future claims for both the Ambac UK and RMBS portfolios partially offset by negative development in certain public finance transactions and interest accrued on Deferred Amounts.
The net change in net loss and loss expense reserves are included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income (Loss). Reinsurance recoveries of losses included in losses and loss expenses in the Consolidated Statements of Total Comprehensive Income (Loss) were an expense of $4,383 and $11,990 for the three and nine months ended September 30, 2016 and an expense of $6,907 and $30,727 for the three and nine months ended September 30, 2015, respectively.
The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at September 30, 2016 and December 31, 2015. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. The weighted average risk-free rate used to discount loss reserves at September 30, 2016 and December 31, 2015 was 1.8% and 2.4%, respectively.

Surveillance Categories as of September 30, 2016
	I/SL	IA	II	III	IV	V	Total
Number of policies	32	25	21	47	168	3	296
Remaining weighted-average contract period (in years)	9	14	28	18	15	6	16
Gross insured contractual payments outstanding:
Principal	$1,780,294	$541,278	$1,743,119	$1,992,587	$8,197,140	$49,247	$14,303,665
Interest	733,068	152,233	6,804,123	1,389,838	2,354,765	15,422	11,449,449
Total	$2,513,362	$693,511	$8,547,242	$3,382,425	$10,551,905	$64,669	$25,753,114
Gross undiscounted claim liability (1)	$6,798	$6,349	$183,255	$847,307	$6,134,180	$64,669	$7,242,558
Discount, gross claim liability	(387)	(475)	(88,544)	(186,037)	(550,510)	(4,028)	(829,981)
Gross claim liability before all subrogation and before reinsurance	$6,411	$5,874	$94,711	$661,270	$5,583,670	$60,641	$6,412,577
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,936,829)	—	(1,936,829)
Discount, RMBS subrogation	—	—	—	—	13,573	—	13,573
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,923,256)	—	(1,923,256)
Less:
Gross other subrogation (3)	—	—	(8,968)	(226,073)	(836,767)	(12,938)	(1,084,746)
Discount, other subrogation	—	—	2,198	59,125	108,342	2,960	172,625
Discounted other subrogation, before reinsurance	—	—	(6,770)	(166,948)	(728,425)	(9,978)	(912,121)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$6,411	$5,874	$87,941	$494,322	$2,931,989	$50,663	$3,577,200
Less: Unearned premium revenue	(3,774)	(2,255)	(46,411)	(38,390)	(65,811)	(401)	(157,042)
Plus: Loss expense reserves	8,977	160	572	15,761	58,286	—	83,756
Gross loss and loss expense reserves	$11,614	$3,779	$42,102	$471,693	$2,924,464	$50,262	$3,503,914
Reinsurance recoverable reported on Balance Sheet (4)	$699	$946	$177	$39,241	$(16,622)	$—	$24,441

(1)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representation and warranty ("R&W") breaches.

(3)	Other subrogation primarily represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)	Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $24,298 related to future loss and loss expenses and $143 related to presented loss and loss expenses.

| Ambac Financial Group, Inc. 21 2016 Third Quarter FORM 10-Q |

Surveillance Categories as of December 31, 2015
	I/SL	IA	II	III	IV	V	Total
Number of policies	33	14	23	63	157	3	293
Remaining weighted-average contract period (in years)	9	17	26	19	13	6	15
Gross insured contractual payments outstanding:
Principal	$1,830,549	$263,288	$1,912,237	$2,972,615	$8,942,730	$54,590	$15,976,009
Interest	724,940	107,624	6,834,538	1,792,525	2,391,523	16,791	11,867,941
Total	$2,555,489	$370,912	$8,746,775	$4,765,140	$11,334,253	$71,381	$27,843,950
Gross undiscounted claim liability (1)	$6,188	$5,632	$173,930	$1,595,525	$6,339,537	$71,381	$8,192,193
Discount, gross claim liability	(515)	(652)	(96,218)	(458,805)	(770,694)	(6,779)	(1,333,663)
Gross claim liability before all subrogation and before reinsurance	$5,673	$4,980	$77,712	$1,136,720	$5,568,843	$64,602	$6,858,530
Less:
Gross RMBS subrogation (2)	—	—	—	—	(2,841,291)	—	(2,841,291)
Discount, RMBS subrogation	—	—	—	—	11,716	—	11,716
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,829,575)	—	(2,829,575)
Less:
Gross other subrogation (3)	—	—	(12,937)	(526,957)	(835,078)	(13,098)	(1,388,070)
Discount, other subrogation	—	—	3,961	198,643	127,669	3,978	334,251
Discounted other subrogation, before reinsurance	—	—	(8,976)	(328,314)	(707,409)	(9,120)	(1,053,819)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$5,673	$4,980	$68,736	$808,406	$2,031,859	$55,482	$2,975,136
Less: Unearned premium revenue	(3,360)	(1,796)	(48,871)	(63,257)	(71,848)	(455)	(189,587)
Plus: Loss expense reserves	—	66	629	15,090	57,479	—	73,264
Gross loss and loss expense reserves	$2,313	$3,250	$20,494	$760,239	$2,017,490	$55,027	$2,858,813
Reinsurance recoverable reported on Balance Sheet (4)	$642	$880	$85	$59,503	$(17,111)	$—	$43,999

(1)
Gross undiscounted claim liability includes unpaid claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account and Ambac's estimate of expected future claims.

(2)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for R&W breaches.

(3)	Other subrogation primarily represents subrogation related to excess spread and other contractual cash flows on public finance and structured finance transactions, including RMBS.

(4)	Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $44,059 related to future loss and loss expenses and $(60) related to presented loss and loss expenses.
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
Ambac has recorded R&W subrogation recoveries of $1,923,256 ($1,894,680 net of reinsurance) and $2,829,575 ($2,800,149 net of reinsurance) at September 30, 2016 and December 31, 2015, respectively. The balance of R&W subrogation recoveries and the related loss reserves, using the Random Sample estimation approach, at September 30, 2016 and December 31, 2015, are as follows:

Random Sample Approach	Gross loss reserves before subrogation recoveries (1)	Subrogation recoveries (2)(3)	Gross loss reserves after subrogation recoveries
At September 30, 2016	$1,364,835	$(1,923,256)	$(558,421)

At December 31, 2015	$1,850,804	$(2,829,575)	$(978,771)

| Ambac Financial Group, Inc. 22 2016 Third Quarter FORM 10-Q |

(1)	Includes unpaid RMBS claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

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

Below is the rollforward of R&W subrogation, by random sample estimation approach, for the affected periods:

	Nine Months Ended September 30,
	2016	2015
Discounted R&W subrogation (gross of reinsurance) at beginning of period	$2,829,575	$2,523,540
Changes recognized during the period:
Impact of sponsor actions (1)	(995,000)	—
All other changes (2)	88,681	31,921
Discounted R&W subrogation (gross of reinsurance) at end of period	$1,923,256	$2,555,461

(1)	Sponsor actions include loan repurchases, direct payments to Ambac and other contributions.

(2)
All other changes which may impact R&W subrogation recoveries include changes in actual or projected collateral performance, changes in the creditworthiness of a sponsor and/or the projected timing of recoveries. All other changes may also include estimates of potential sponsor settlements that may not have been subject to a sampling approach or have been executed but the settlement amounts have not yet been received. Those that have not been subject to a sampling approach are not material to Ambac’s financial results and therefore are included in the Random Sample column of this table.

Our ability to realize R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI, which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries.
Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income (Loss). For the three and nine months ended September 30, 2016, the insurance intangible amortization expense was $44,553 and $134,456, respectively, and for the three and nine months ended September 30, 2015, the insurance intangible amortization was $39,680 and $115,200, respectively. As of September 30, 2016 and December 31, 2015, the gross carrying value of the insurance intangible asset was $1,560,132 and $1,626,566, respectively. Accumulated amortization of the insurance intangible asset was $537,267 and $414,454, as of September 30, 2016 and December 31, 2015, respectively, resulting in a net insurance intangible asset of $1,022,865 and $1,212,112, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

	2016	2017	2018	2019	2020	Thereafter
Amortization expense (1)	$26,750	$96,523	$83,807	$75,292	$69,421	$671,072

(1)
Future amortization considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations. If those bonds types are retired early, amortization expense may differ in the period of call or refinancing.

| Ambac Financial Group, Inc. 23 2016 Third Quarter FORM 10-Q |

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
The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of September 30, 2016 and December 31, 2015, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

| Ambac Financial Group, Inc. 24 2016 Third Quarter FORM 10-Q |

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
September 30, 2016:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$399,522	$399,522	$—	$399,522	$—
Corporate obligations	1,872,756	1,872,756	—	1,872,756	—
Foreign obligations	56,923	56,923	56,365	558	—
U.S. government obligations	33,425	33,425	33,425	—	—
U.S. agency obligations	4,106	4,106	—	4,106	—
Residential mortgage-backed securities	2,387,531	2,387,531	—	1,707,956	679,575
Collateralized debt obligations	106,844	106,844	—	106,844	—
Other asset-backed securities	1,129,290	1,129,290	—	1,056,391	72,899
Fixed income securities, pledged as collateral:
U.S. government obligations	64,972	64,972	64,972	—	—
Short term investments	130,732	130,732	130,732	—	—
Other investments (2)	419,885	403,414	78,572	—	12,339
Cash and cash equivalents	21,218	21,218	21,218	—	—
Loans	4,513	4,467	—	—	4,467
Derivative assets:
Interest rate swaps—asset position	103,373	103,373	—	21,340	82,033
Other assets	7,729	7,729	—	—	7,729
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,828,685	2,828,685	—	—	2,828,685
Restricted cash	5,477	5,477	5,477	—	—
Loans	11,476,766	11,476,766	—	—	11,476,766
Derivative assets:
Currency swaps—asset position	68,676	68,676	—	68,676	—
Total financial assets	$21,122,423	$21,105,906	$390,761	$5,238,149	$15,164,493
Financial liabilities:
Obligations under investment agreements	$82,358	$82,541	$—	$—	$82,541
Long term debt, including accrued interest	1,510,529	1,422,602	—	1,121,249	301,353
Derivative liabilities:
Credit derivatives	16,700	16,700	—	—	16,700
Interest rate swaps—asset position	(97,964)	(97,964)	—	(97,964)	—
Interest rate swaps—liability position	516,638	516,638	—	332,199	184,439
Futures contracts	36	36	36	—	—
Liabilities for net financial guarantees written (1)	2,787,131	4,175,019	—	—	4,175,019
Variable interest entity liabilities:
Long-term debt	11,930,434	11,930,434	—	9,347,134	2,583,300
Derivative liabilities:
Interest rate swaps—liability position	2,304,789	2,304,789	—	2,304,789	—
Total financial liabilities	$19,050,651	$20,350,795	$36	$13,007,407	$7,343,352

| Ambac Financial Group, Inc. 25 2016 Third Quarter FORM 10-Q |

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
December 31, 2015:			Level 1	Level 2	Level 3
Financial assets:
Fixed income securities:
Municipal obligations	$420,770	$420,770	$—	$420,770	$—
Corporate obligations	1,593,669	1,593,669	—	1,593,669	—
Foreign obligations	96,306	96,306	87,808	8,498	—
U.S. government obligations	26,687	26,687	26,687	—	—
U.S. agency obligations	4,212	4,212	—	4,212	—
Residential mortgage-backed securities	1,977,338	1,977,338	—	1,488,454	488,884
Collateralized debt obligations	84,267	84,267	—	84,267	—
Other asset-backed securities	840,527	840,527	—	840,527	—
Fixed income securities, pledged as collateral:
U.S. government obligations	64,555	64,555	64,555	—	—
Short term investments	225,789	225,789	197,398	28,391	—
Other investments (2)	310,600	298,095	45,745	—	12,834
Cash and cash equivalents	35,744	35,744	35,744	—	—
Loans	5,206	5,128	—	—	5,128
Derivative assets:
Interest rate swaps—asset position	84,886	84,886	—	21,848	63,038
Futures contracts	109	109	109	—	—
Other assets	8,696	8,696	—	—	8,696
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,588,556	2,588,556	—	—	2,588,556
Restricted cash	5,822	5,822	5,822	—	—
Loans	11,690,324	11,690,324	—	—	11,690,324
Total financial assets	$20,064,063	$20,051,480	$463,868	$4,490,636	$14,857,460
Financial liabilities:
Obligations under investment agreements	$100,358	$101,400	$—	$—	$101,400
Long term debt, including accrued interest	1,481,045	1,235,721	—	132,837	1,102,884
Derivative liabilities:
Credit derivatives	34,543	34,543	—	—	34,543
Interest rate swaps—asset position	(52,128)	(52,128)	—	(52,128)	—
Interest rate swaps—liability position	370,943	370,943	—	243,256	127,687
Futures contracts	—	—	—	—	—
Liabilities for net financial guarantees written (1)	2,033,484	2,325,859	—	—	2,325,859
Variable interest entity liabilities:
Long-term debt	12,327,960	12,327,960	—	9,147,790	3,180,170
Derivative liabilities:
Interest rate swaps—liability position	1,965,265	1,965,265	—	1,965,265	—
Currency swaps—liability position	(36,862)	(36,862)	—	(36,862)	—
Total financial liabilities	$18,224,608	$18,272,701	$—	$11,400,158	$6,872,543

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

(2)
Excluded from the fair value measurement categories in the table above are investments funds of $312,503 and $239,516 as of September 30, 2016 and December 31, 2015, respectively, which are measured using NAV per share as a practical expedient.

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

| Ambac Financial Group, Inc. 26 2016 Third Quarter FORM 10-Q |

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
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. At September 30, 2016, approximately 7%, 81%, and 12% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2015, approximately 9%, 82%, and 9% of the fixed income investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. Among the investments valued using internal valuation models are Ambac insured securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. These securities are internally valued based upon the valuation of Ambac Assurance's surplus notes and comprise 11% and 9% of the portfolio at September 30, 2016 and December 31, 2015, respectively.
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
Valuation Inputs
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: These securities are guaranteed under policies that are subject to the Segregated Account Rehabilitation Plan and have projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. The fair value of such securities classified as Level 3 was $679,575 and $488,884 at September 30, 2016 and December 31, 2015, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan, are to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Refer to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 for further description of the Segregated Account Rehabilitation Plan and its impact on the payment of Segregated Account policy claims and surplus note redemptions.

| Ambac Financial Group, Inc. 27 2016 Third Quarter FORM 10-Q |

Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $72,899 and $0 at September 30, 2016 and December 31, 2015, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at September 30, 2016 include the following weighted averages:

a. Coupon rate:	5.96%
b. Average Life:	17.93 years
c. Yield:	12%
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

	Fair Value
Class of Funds	September 30, 2016	December 31, 2015	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$34,412	$59,719	quarterly	10 business days
Diversified hedge fund strategies (2)	55,884	35,464	semi-monthly	15 - 30 days
Credit products (3)	182,391	99,579	daily, weekly or monthly	0 - 30 days
Illiquid investments (4)	39,816	44,754	quarterly	180 days

(1)	Investments consist of UK property to generate income and capital growth.

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
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivatives and other liabilities. The fair value of credit derivative liabilities was reduced by $2,761 and $10,124 at September 30, 2016 and December 31, 2015, respectively, as a result of incorporating an Ambac CVA into the valuation model for these contracts. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $74,587 and $78,728 at September 30, 2016 and December 31, 2015, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivative and the pricing of recent terminations.
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

| Ambac Financial Group, Inc. 28 2016 Third Quarter FORM 10-Q |

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
Fair values of reference obligations named in our CDS contracts are an input to determine the estimated fair value of the CDS and are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. CDS reference obligation fair values are based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. When quotes for reference obligations are not available or cannot be reasonably corroborated, reference obligation prices used in the valuation model are estimated internally based on available market prices or spreads for securities or indices with similar characteristics such as underlying collateral, credit rating and expected life. Internal estimates may also consider historical quotes on the reference obligation, updated for changes in market factors and security specific developments such as credit rating changes. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 0% of CDS gross par outstanding and 0% of the CDS derivative liability as of September 30, 2016.
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

| Ambac Financial Group, Inc. 29 2016 Third Quarter FORM 10-Q |

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
Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the current cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at LIBOR compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at LIBOR, was 14.2% and 22.7% as of September 30, 2016 and December 31, 2015, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).
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
The net notional outstanding of Ambac’s CDS contracts were $820,988 and $970,883 at September 30, 2016 and December 31, 2015, respectively. Credit derivative liabilities at September 30, 2016 and December 31, 2015 had a combined net fair value of $16,700 and $34,543, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of September 30, 2016 and December 31, 2015 is summarized below:

| Ambac Financial Group, Inc. 30 2016 Third Quarter FORM 10-Q |

	September 30, 2016		December 31, 2015
	CLOs	Other	CLOs	Other (1)
Notional outstanding	$176,384	$644,604	$295,253	$617,148
Weighted average reference obligation price	99.3	92.2	98.4	85.2
Weighted average life (WAL) in years	0.7	6.2	1.1	6.1
Weighted average credit rating	AA	BBB+	AA	BBB+
Weighted average relative change ratio	36.6%	31.0%	36.3%	33.3%
CVA percentage	5.93%	14.37%	8.34%	23.34%
Fair value of derivative liabilities	$399	$16,301	$1,837	$32,697

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

| Ambac Financial Group, Inc. 31 2016 Third Quarter FORM 10-Q |

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
European ABS transactions: The fair value of such obligations classified as Level 3 was $2,552,212 and $3,016,966 at September 30, 2016 and December 31, 2015, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at September 30, 2016 and December 31, 2015 include the following weighted averages:

September 30, 2016:		December 31, 2015:
a. Coupon rate:	0.47%	a. Coupon rate:	1.38%
b. Maturity:	16.41 years	b. Maturity:	16.44 years
c. Yield:	5.25%	c. Yield:	6.08%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $31,088 and $163,204 at September 30, 2016 and December 31, 2015, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at September 30, 2016 and December 31, 2015, include the following weighted averages:

September 30, 2016:		December 31, 2015:
a. Coupon rate:	5.88%	a. Coupon rate:	5.88%
b. Maturity:	21.10 years	b. Maturity:	21.81 years
c. Yield:	5.90%	c. Yield:	9.14%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at September 30, 2016 and December 31, 2015 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.3% and 4.4% at September 30, 2016 and December 31, 2015, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
Additional Fair Value Information for Financial Assets and Liabilities Accounted for at Fair Value:
The following tables present the changes in the Level 3 fair value category for the periods presented in 2016 and 2015. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In

| Ambac Financial Group, Inc. 32 2016 Third Quarter FORM 10-Q |

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
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Three Months Ended September 30, 2016:
Balance, beginning of period	$722,670	$8,687	$(104,032)	$2,577,293	$11,074,772	$(2,258,009)	$12,021,381
Total gains/(losses) realized and unrealized:
Included in earnings	15,804	(958)	(12,220)	307,147	690,431	(378,139)	622,065
Included in other comprehensive income	12,334	—	—	(55,755)	(221,934)	49,126	(216,229)
Purchases	7,126	—	—	—	—	—	7,126
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(5,460)	—	(2,854)	—	(66,503)	3,722	(71,095)
Balance, end of period	$752,474	$7,729	$(119,106)	$2,828,685	$11,476,766	$(2,583,300)	$12,363,248
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(958)	$(12,450)	$307,147	$690,431	$(378,139)	$606,031

Three Months Ended September 30, 2015:
Balance, beginning of period	$380,332	$9,704	$(119,309)	$2,747,181	$13,005,216	$(2,166,826)	$13,856,298
Total gains/(losses) realized and unrealized:
Included in earnings	8,429	(382)	20,073	39,630	44,404	(59,760)	52,394
Included in other comprehensive income	(4,288)	—	—	(106,916)	(471,321)	79,314	(503,211)
Purchases	28	—	—	—	—	—	28
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(712)	—	(2,822)	—	(70,115)	3,740	(69,909)
Deconsolidation of VIEs	$—	$—	$—	$—	$(325,123)	$—	$(325,123)
Balance, end of period	$383,789	$9,322	$(102,058)	$2,679,895	$12,183,061	$(2,143,532)	$13,010,477
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(382)	$(12,285)	$39,630	$102,901	$(107,567)	$22,297

| Ambac Financial Group, Inc. 33 2016 Third Quarter FORM 10-Q |

Level 3 - Financial Assets and Liabilities Accounted for at Fair Value
				VIE Assets and Liabilities
	Investments	Other assets	Derivatives	Investments	Loans	Long-term debt	Total
Nine Months Ended September 30, 2016:
Balance, beginning of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
Total gains/(losses) realized and unrealized:
Included in earnings	42,823	(967)	(23,250)	571,739	1,367,063	(712,696)	1,244,712
Included in other comprehensive income	35,570	—	—	(331,610)	(1,385,893)	355,086	(1,326,847)
Purchases	99,018	—	—	—	—	—	99,018
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(14,619)	—	3,336	—	(194,728)	216,582	10,571
Transfers into Level 3	100,798	—	—	—	—	—	100,798
Transfers out of Level 3	—	—	—	—	—	737,898	737,898
Balance, end of period	$752,474	$7,729	$(119,106)	$2,828,685	$11,476,766	$(2,583,300)	$12,363,248
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(967)	$(24,026)	$571,739	$1,367,063	$(712,696)	$1,201,113

Nine Months Ended September 30, 2015:
Balance, beginning of period	$198,201	$12,036	$(215,346)	$2,743,050	$12,371,177	$(1,263,664)	$13,845,454
Total gains/(losses) realized and unrealized:
Included in earnings	21,066	(1,009)	20,640	14,490	701,562	(922,849)	(166,100)
Included in other comprehensive income	(48,611)	—	—	(77,645)	(311,773)	35,303	(402,726)
Purchases	234,880	—	—	—	—	—	234,880
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(21,747)	(1,705)	4,430	—	(252,782)	7,678	(264,126)
Transfers in Level 3	—	—	88,218	—	—	—	88,218
Deconsolidation of VIEs	—	—	—	—	(325,123)	—	(325,123)
Balance, end of period	$383,789	$9,322	$(102,058)	$2,679,895	$12,183,061	$(2,143,532)	$13,010,477
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,009)	$(20,081)	$14,490	$760,059	$(970,656)	$(217,197)

| Ambac Financial Group, Inc. 34 2016 Third Quarter FORM 10-Q |

The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.

Level 3 - Investments by Class:
	Other Asset Backed Securities	Corporate Obligations	Non-Agency RMBS	Total Investments
Three Months Ended September 30, 2016:
Balance, beginning of period	$71,820	$—	$650,850	$722,670
Total gains/(losses) realized and unrealized:
Included in earnings	999	—	14,805	15,804
Included in other comprehensive income	336	—	11,998	12,334
Purchases	—	—	7,126	7,126
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(256)	—	(5,204)	(5,460)
Balance, end of period	$72,899	$—	$679,575	$752,474
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—

Three Months Ended September 30, 2015:
Balance, beginning of period	$—	$—	$380,332	$380,332
Total gains/(losses) realized and unrealized:
Included in earnings	—	—	8,429	8,429
Included in other comprehensive income	—	—	(4,288)	(4,288)
Purchases	—	—	28	28
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	(712)	(712)
Balance, end of period	$—	$—	$383,789	$383,789
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—

| Ambac Financial Group, Inc. 35 2016 Third Quarter FORM 10-Q |

Level 3 - Investments by Class:
	Other Asset Backed Securities	Corporate Obligations	Non-Agency RMBS	Total Investments
Nine Months Ended September 30, 2016:
Balance, beginning of period	$—	$—	$488,884	$488,884
Total gains/(losses) realized and unrealized:
Included in earnings	1,560	—	41,263	42,823
Included in other comprehensive income	1,401	—	34,169	35,570
Purchases	—	—	99,018	99,018
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(769)	—	(13,850)	(14,619)
Transfers into Level 3	70,707	—	30,091	100,798
Balance, end of period	$72,899	$—	$679,575	$752,474
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—

Nine Months Ended September 30, 2015:
Balance, beginning of period	$—	$3,808	$194,393	$198,201
Total gains/(losses) realized and unrealized:
Included in earnings	—	(19)	21,085	21,066
Included in other comprehensive income	—	(286)	(48,325)	(48,611)
Purchases	—	—	234,880	234,880
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	(3,503)	(18,244)	(21,747)
Balance, end of period	$—	$—	$383,789	$383,789
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—

Level 3 - Derivatives by Class:
	Three Months Ended September 30, 2016:			Three Months Ended September 30, 2015:
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(85,825)	$(18,207)	$(104,032)	$(52,819)	$(66,490)	$(119,309)
Total gains/(losses) realized and unrealized:
Included in earnings	(13,953)	1,733	(12,220)	(16,879)	36,952	20,073
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2,628)	(226)	(2,854)	(2,473)	(349)	(2,822)
Balance, end of period	$(102,406)	$(16,700)	$(119,106)	$(72,171)	$(29,887)	$(102,058)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(13,953)	$1,503	$(12,450)	$(16,879)	$4,594	$(12,285)

| Ambac Financial Group, Inc. 36 2016 Third Quarter FORM 10-Q |

Level 3 - Derivatives by Class:
	Nine Months Ended September 30, 2016:			Nine Months Ended September 30, 2015:
	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(64,649)	$(34,543)	$(99,192)	$(141,887)	$(73,459)	$(215,346)
Total gains/(losses) realized and unrealized:
Included in earnings	(41,804)	18,554	(23,250)	(24,106)	44,746	20,640
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	4,047	(711)	3,336	5,604	(1,174)	4,430
Transfers into Level 3	—	—	—	88,218	—	88,218
Balance, end of period	$(102,406)	$(16,700)	$(119,106)	$(72,171)	$(29,887)	$(102,058)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(41,804)	$17,778	$(24,026)	$(24,106)	$4,025	$(20,081)
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
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net investment income	Realized gains or (losses) and other settlements on credit derivative contracts	Unrealized gains or (losses) on credit derivative contracts	Derivative products revenues (interest rate swaps)	Income (loss) on variable interest entities	Other income or (loss)
Three Months Ended September 30, 2016:
Total gains or losses included in earnings for the period	$15,804	$226	$1,507	$(13,953)	$619,439	$(958)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	1,503	(13,953)	619,439	(958)

Three Months Ended September 30, 2015:
Total gains or losses included in earnings for the period	$8,429	$1,693	$35,259	$(16,879)	$24,724	$(382)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	4,594	(16,879)	34,964	(382)

Nine Months Ended September 30, 2016:
Total gains or losses included in earnings for the period	$42,823	$711	$17,843	$(41,804)	$1,226,106	$(967)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	17,778	(41,804)	1,226,106	(967)

Nine Months Ended September 30, 2015:
Total gains or losses included in earnings for the period	$21,066	$2,519	$42,227	$(24,106)	$(206,797)	$(1,009)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	4,025	(24,106)	(196,107)	(1,009)
8. INVESTMENTS
Ambac’s non-VIE invested assets are primarily comprised of fixed income securities classified as available-for-sale and equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities and are

| Ambac Financial Group, Inc. 37 2016 Third Quarter FORM 10-Q |

reported within Other investments on the Consolidated Balance Sheets. Other investments also include Ambac's equity interest in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other-than temporary Impairments (1)
September 30, 2016:
Fixed income securities:
Municipal obligations	$389,573	$14,700	$4,751	$399,522	$—
Corporate obligations	1,821,981	52,436	1,661	1,872,756	—
Foreign obligations	53,431	3,498	6	56,923	—
U.S. government obligations	30,638	2,810	23	33,425	—
U.S. agency obligations	4,108	—	2	4,106	—
Residential mortgage-backed securities	2,323,156	109,663	45,288	2,387,531	35,594
Collateralized debt obligations	106,582	521	259	106,844	—
Other asset-backed securities	1,077,480	52,477	667	1,129,290	—
	5,806,949	236,105	52,657	5,990,397	35,594
Short-term	130,732	—	—	130,732	—
	5,937,681	236,105	52,657	6,121,129	35,594
Fixed income securities pledged as collateral:
U.S. government obligations	64,777	195	—	64,972	—
Total collateralized investments	64,777	195	—	64,972	—
Total available-for-sale investments	$6,002,458	$236,300	$52,657	$6,186,101	$35,594

December 31, 2015:
Fixed income securities:
Municipal obligations	$424,048	$4,910	$8,188	$420,770	$—
Corporate obligations	1,610,912	7,089	24,332	1,593,669	—
Foreign obligations	96,638	1,491	1,823	96,306	—
U.S. government obligations	26,086	789	188	26,687	—
U.S. agency obligations	4,239	—	27	4,212	—
Residential mortgage-backed securities	1,942,285	99,670	64,617	1,977,338	41,673
Collateralized debt obligations	85,706	42	1,481	84,267	—
Other asset-backed securities	802,842	41,177	3,492	840,527	—
	4,992,756	155,168	104,148	5,043,776	41,673
Short-term	225,789	1	1	225,789	—
	5,218,545	155,169	104,149	5,269,565	41,673
Fixed income securities pledged as collateral:
U.S. government obligations	64,612	—	57	64,555	—
Total collateralized investments	64,612	—	57	64,555	—
Total available-for-sale investments	$5,283,157	$155,169	$104,206	$5,334,120	$41,673

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive income on securities that also had a credit impairment. These losses are included in gross unrealized losses as of September 30, 2016 and December 31, 2015.

| Ambac Financial Group, Inc. 38 2016 Third Quarter FORM 10-Q |

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at September 30, 2016, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$201,230	$201,995
Due after one year through five years	1,204,340	1,228,927
Due after five years through ten years	909,093	940,582
Due after ten years	180,577	190,932
	2,495,240	2,562,436
Residential mortgage-backed securities	2,323,156	2,387,531
Collateralized debt obligations	106,582	106,844
Other asset-backed securities	1,077,480	1,129,290
Total	$6,002,458	$6,186,101
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2016:
Fixed income securities:
Municipal obligations	$35,192	$1,410	$103,482	$3,341	$138,674	$4,751
Corporate obligations	201,291	1,611	9,937	50	211,228	1,661
Foreign obligations	2,604	6	—	—	2,604	6
U.S. government obligations	1,883	18	5,070	5	6,953	23
U.S. agency obligations	—	—	4,106	2	4,106	2
Residential mortgage-backed securities	388,104	10,199	517,756	35,089	905,860	45,288
Collateralized debt obligations	7,409	26	29,459	233	36,868	259
Other asset-backed securities	354,221	641	25,813	26	380,034	667
	990,704	13,911	695,623	38,746	1,686,327	52,657
Short-term	—	—	—	—	—	—
	990,704	13,911	695,623	38,746	1,686,327	52,657
Fixed income securities, pledged as collateral:
U. S. government obligations	—	—	—	—	—	—
Total collateralized investments	—	—	—	—	—	—
Total temporarily impaired securities	$990,704	$13,911	$695,623	$38,746	$1,686,327	$52,657

| Ambac Financial Group, Inc. 39 2016 Third Quarter FORM 10-Q |

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2015:
Fixed income securities:
Municipal obligations	$117,008	$2,070	$114,708	$6,118	$231,716	$8,188
Corporate obligations	938,916	21,331	92,581	3,001	1,031,497	24,332
Foreign obligations	34,904	1,018	8,584	805	43,488	1,823
U.S. government obligations	2,938	18	10,658	170	13,596	188
U.S. agency obligations	—	—	4,212	27	4,212	27
Residential mortgage-backed securities	584,699	53,367	213,303	11,250	798,002	64,617
Collateralized debt obligations	77,538	1,481	—	—	77,538	1,481
Other asset-backed securities	450,690	3,456	19,274	36	469,964	3,492
	2,206,693	82,741	463,320	21,407	2,670,013	104,148
Short-term	9,982	1	—	—	9,982	1
	2,216,675	82,742	463,320	21,407	2,679,995	104,149
Fixed income securities, pledged as collateral:
U. S. government obligations	64,555	57	—	—	64,555	57
Total collateralized investments	64,555	57	—	—	64,555	57
Total temporarily impaired securities	$2,281,230	$82,799	$463,320	$21,407	$2,744,550	$104,206
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of September 30, 2016 and December 31, 2015 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, the fair value of other securities that are available for sale and in an unrealized gain position, trading securities plus the scheduled maturities and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of September 30, 2016, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at September 30, 2016, $985,810 of the total fair value and $46,373 of the unrealized loss related to below investment grade and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2015, $953,000 of the total fair value and $69,214 of the unrealized loss related to below investment grade and non-rated securities. With respect to Ambac insured securities guaranteed under policies that have been allocated to the Segregated Account, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments, including interest on Deferred Amounts. Ambac estimates the timing of such claim payment receipts but the actual timing of such amounts are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, or the accretion rate on Deferred Amounts, may have a material effect on the fair value of Ambac insured securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description and to Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is

| Ambac Financial Group, Inc. 40 2016 Third Quarter FORM 10-Q |

other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Residential mortgage-backed securities
Of the $45,288 of unrealized losses on residential mortgage-backed securities, $44,680 is attributable to Ambac insured securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value since either the purchase date or Fresh Start Reporting Date of April 30, 2013 for securities owned prior to such date. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors.  Additionally, for Ambac insured securities that are allocated to the Segregated Account, expected future cash flows include assumptions about the timing of Ambac Assurance claim payments, including interest on Deferred Amounts, although the actual timing of such payments are at the sole discretion of the Rehabilitator. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at September 30, 2016 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross realized gains on securities	$3,912	$343	$10,391	$54,484
Gross realized losses on securities	(561)	(2,463)	(4,673)	(7,431)
Net foreign exchange gains	8,398	4,226	22,030	3,801
Net realized gains	$11,749	$2,106	$27,748	$50,854
Net other-than-temporary impairments (1)	$(2,853)	$(9,150)	$(19,628)	$(13,289)

(1)
Other-than-temporary impairments exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that Ambac will be required to sell before recovery of the amortized cost basis.

Since commencement of the Segregated Account Rehabilitation Proceedings, changes in the estimated timing of claim payments have resulted in adverse changes in projected cash flows on certain impaired Ambac insured securities. Such changes in estimated claim payments on Ambac insured securities contributed to net other-than-temporary impairments for the periods presented in the table above. Further changes to the estimated timing of claim payments could result in additional other-than-temporary impairment charges in the future. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold securities that are in an unrealized loss position, which could result in additional other-than-temporary impairment charges.
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of September 30, 2016 and 2015 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$31,176	$14,062
Additions for credit impairments recognized on:
Securities not previously impaired	2,257	7,172
Securities previously impaired	16,672	4,059
Balance, end of period	$50,105	$25,293
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

| Ambac Financial Group, Inc. 41 2016 Third Quarter FORM 10-Q |

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreements, derivative and repurchase agreement counterparties at September 30, 2016 and December 31, 2015:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
September 30, 2016:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$370,964	$88,933	$282,031

December 31, 2015:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$338,007	$108,379	$229,628
Securities carried at $5,914 and $6,762 at September 30, 2016 and December 31, 2015, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $369,127 and $396,100 at September 30, 2016 and December 31, 2015, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a re-securitization transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt is issued by entities that qualify as VIEs and are consolidated in Ambac’s unaudited consolidated financial statements. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities ("VIEs") for a further description of this transaction.
Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2016 and December 31, 2015, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating (1)
September 30, 2016:
Ambac Assurance Corporation (2)	$90,503	$—	$2,772,240	$2,862,743	CC
National Public Finance Guarantee Corporation	39,561	—	—	39,561	A-
Assured Guaranty Municipal Corporation	29,774	—	—	29,774	AA
MBIA Insurance Corporation	—	23,085	—	23,085	AA-
Total	$159,838	$23,085	$2,772,240	$2,955,163	CCC-

December 31, 2015:
Ambac Assurance Corporation (2)	$60,836	$—	$2,216,317	$2,277,153	CC
National Public Finance Guarantee Corporation	47,846	—	—	47,846	A-
Assured Guaranty Municipal Corporation	57,715	—	—	57,715	A+
MBIA Insurance Corporation	—	25,645	—	25,645	A+
Total	$166,397	$25,645	$2,216,317	$2,408,359	CCC-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $120,028 and $119,802 at September 30, 2016 and December 31, 2015, insured by Ambac UK.

| Ambac Financial Group, Inc. 42 2016 Third Quarter FORM 10-Q |

Investment Income:
Net investment income was comprised of the following for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed income securities	$81,831	$67,293	$207,358	$197,506
Short-term investments	194	85	1,124	186
Loans	97	113	273	338
Investment expense	(2,592)	(1,872)	(6,875)	(6,801)
Securities available-for-sale and short-term	79,530	65,619	201,880	191,229
Other investments	11,387	(1,424)	20,616	10,702
Total net investment income	$90,917	$64,195	$222,496	$201,931
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net gains (losses) recognized during the period on trading securities	$10,197	$(2,549)	$17,145	$7,493
Less: net gains (losses) recognized during the reporting period on trading securities sold during the period	1,859	933	5,268	7,534
Unrealized gains (losses) recognized during the reporting period on trading securities still held at the reporting date	$8,338	$(3,482)	$11,877	$(41)

| Ambac Financial Group, Inc. 43 2016 Third Quarter FORM 10-Q |

9. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
September 30, 2016:
Derivative Assets:
Interest rate swaps	$201,337	$97,964	$103,373	$—	$103,373
Total non-VIE derivative assets	$201,337	$97,964	$103,373	$—	$103,373
Derivative Liabilities:
Credit derivatives	$16,700	$—	$16,700	$—	$16,700
Interest rate swaps	516,638	97,964	418,674	230,873	187,801
Futures contracts	36	—	36	36	—
Total non-VIE derivative liabilities	$533,374	$97,964	$435,410	$230,909	$204,501
VIE derivative assets:
Currency swaps	$68,676	$—	$68,676	$—	$68,676
Total VIE derivative assets	$68,676	$—	$68,676	$—	$68,676
VIE derivative liabilities:
Interest rate swaps	$2,304,789	$—	$2,304,789	$—	$2,304,789
Total VIE derivative liabilities	$2,304,789	$—	$2,304,789	$—	$2,304,789

December 31, 2015:
Derivative Assets:
Interest rate swaps	$137,015	$52,129	$84,886	$—	$84,886
Futures contracts	109	—	109	—	109
Total non-VIE derivative assets	$137,124	$52,129	$84,995	$—	$84,995
Derivative Liabilities:
Credit derivatives	$34,543	$—	$34,543	$—	$34,543
Interest rate swaps	370,944	52,129	318,815	176,386	142,429
Total non-VIE derivative liabilities	$405,487	$52,129	$353,358	$176,386	$176,972
Variable Interest Entities Derivative Assets:
Currency swaps	36,862	36,862	—	—	—
Total VIE derivative assets	$36,862	$36,862	$—	$—	$—
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,965,265	$—	$1,965,265	$—	$1,965,265
Currency swaps	—	36,862	(36,862)	—	(36,862)
Total VIE derivative liabilities	$1,965,265	$36,862	$1,928,403	$—	$1,928,403
Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $217,059 and $165,073 as of September 30, 2016 and December 31, 2015, respectively. There were no amounts held representing an obligation to return cash collateral as of September 30, 2016 and December 31, 2015.

| Ambac Financial Group, Inc. 44 2016 Third Quarter FORM 10-Q |

The following tables summarize the location and amount of gains and losses of derivative contracts in the Consolidated Statements of Total Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015:

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$1,733	$36,952	$18,554	$44,746
Financial Services derivatives products:
Interest rate swaps	Derivative products	(14,646)	(63,044)	(125,079)	(48,839)
Futures contracts	Derivative products	136	(2,039)	(9,186)	(3,019)
Total Financial Services derivative products		(14,510)	(65,083)	(134,265)	(51,858)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	5,509	12,235	31,814	53,552
Interest rate swaps	Income (loss) on variable interest entities	(180,744)	(15,793)	(339,524)	68,044
Total Variable Interest Entities		(175,235)	(3,558)	(307,710)	121,596
Total derivative contracts		$(188,012)	$(31,689)	$(423,421)	$114,484
Financial Guarantee Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at September 30, 2016 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
Ambac Rating	CLO	Other	Total	CLO	Other	Total
AAA	$—	$—	$—	$—	$—	$—
AA	176,384	200,077	376,461	295,254	241,458	536,712
A	—	241,385	241,385	—	9,322	9,322
BBB (1)	—	131,110	131,110	—	356,323	356,323
Below investment grade (2)	—	72,032	72,032	—	68,526	68,526
Total	$176,384	$644,604	$820,988	$295,254	$675,629	$970,883

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

| Ambac Financial Group, Inc. 45 2016 Third Quarter FORM 10-Q |

The tables below summarize information by major category as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	CLO	Other	Total	CLO	Other	Total
Number of CDS transactions	3	5	8	5	9	14
Remaining expected weighted-average life of obligations (in years)	0.7	6.2	5.0	1.1	5.6	4.3
Gross principal notional outstanding	$176,384	$644,604	$820,988	$295,254	$675,629	$970,883
Net derivative liabilities at fair value	$399	$16,301	$16,700	$1,837	$32,706	$34,543
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
Adversely classified credits are assigned risk classifications by the Portfolio Risk Management group. As of September 30, 2016, there are two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $6,827 and gross notional principal outstanding of $72,032. As of December 31, 2015, there were two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $19,820 and total notional principal outstanding of $68,526.
Financial Services Derivative Products:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of September 30, 2016 and December 31, 2015 the notional amounts of AFS’s trading derivative products are as follows:

	Notional
Type of derivative	September 30, 2016	December 31, 2015
Interest rate swaps—receive-fixed/pay-variable	$919,719	$773,072
Interest rate swaps—pay-fixed/receive-variable	1,741,644	1,429,644
Interest rate swaps—basis swaps	—	38,965
Futures contracts	115,000	100,000
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of September 30, 2016 and December 31, 2015 are as follows:

	Notional
Type of VIE derivative	September 30, 2016	December 31, 2015
Interest rate swaps—receive-fixed/pay-variable	$1,424,555	$1,616,289
Interest rate swaps—pay-fixed/receive-variable	2,444,149	2,796,496
Currency swaps	322,277	331,992
Credit derivatives	12,706	15,616
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

| Ambac Financial Group, Inc. 46 2016 Third Quarter FORM 10-Q |

As of September 30, 2016 and December 31, 2015, the net liability fair value of derivative instruments with contingent features linked to Ambac’s own credit risk was $117,670 and $95,415, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $164,382 and $147,974, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all such contracts terminated on September 30, 2016, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.
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
As of September 30, 2016 Ambac had loss carryforwards totaling $4,110,272. This includes carryforwards of $88,486 relating to U.S. capital losses and an ordinary U.S. federal net operating tax carryforward of approximately $4,021,786, which, if not utilized, will begin expiring in 2029, and will fully expire in 2032. Ambac's capital losses will begin expiring in 2017 and fully expire in 2018.
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at September 30, 2016 and December 31, 2015 are presented below:

	September 30, 2016	December 31, 2015
Deferred tax liabilities:
Insurance intangible	$358,003	$424,239
Variable interest entities	51,358	10,053
Investments	168,627	66,278
Unearned premiums and credit fees	91,250	98,945
Unremitted foreign earnings	23,296	—
Other	33,705	34,025
Total deferred tax liabilities	726,239	633,540
Deferred tax assets:
Net operating loss and capital carryforward	1,438,595	1,504,569
Loss reserves	143,401	122,635
Compensation	6,279	2,839
AMT Credits	29,963	27,252
Other	9,912	9,913
Subtotal deferred tax assets	1,628,150	1,667,208
Valuation allowance	903,647	1,035,873
Total deferred tax assets	724,503	631,335
Net deferred tax (liability)	$(1,736)	$(2,205)
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

| Ambac Financial Group, Inc. 47 2016 Third Quarter FORM 10-Q |

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
Any post determination date NOLs generated by Ambac Assurance are utilized prior to any Allocated NOLs for which Tolling Payments will be due. Ambac Assurance has utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2015 and September 30, 2016, generating cumulative taxable income of $877,313 and $1,013,502, respectively. Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits. For the year ended December 31, 2015, Ambac Assurance utilized all of the $479,000 Tier A NOL and $398,313 of the $1,057,000 Tier B NOL resulting in a Tolling Payment, net of applicable credits, of $70,911 that was paid to Ambac on April 29, 2016. For the nine months ended September 30, 2016, Ambac Assurance's utilization of $136,189, including $3,879 related to the filing of the 2015 tax return, of the $1,057,000 allocated Tier B NOL resulted in additional accrued Tolling Payments, net of applicable credits, of $19,066, including $543 related to the filing of the 2015 tax return. The amount due as a result of filing the 2015 tax return was paid on November 1, 2016 and assuming Ambac Assurance's cumulative full year 2016 taxable income does not change, the remainder will be paid to Ambac in April of 2017.
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
As of September 30, 2016, the remaining balance of the $3,650,000 NOL allocated to Ambac Assurance was $2,636,498.
As of September 30, 2016 Ambac's NOL was $1,385,288.
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
On July 15, 2016, the Rehabilitator filed a motion to confirm and declare the nature of the proceedings in order to avoid misunderstandings that may arise in litigation involving Ambac Assurance concerning certain military housing projects. Certain parties to these military housing litigations filed an opposition to the Rehabilitator’s motion on September 30, 2016. On October 11, 2016 the Rehabilitation Court held a hearing on the motion and on October 24, 2016, the Rehabilitation Court entered an order approving the Rehabilitator’s motion.
Litigation Against Ambac
Joseph Pirinea, individually and on behalf of all others similarly situated v. Ambac Financial Group, Inc., Diana N. Adams, David Trick, Jeffrey S. Stein and Nader Tavakoli (United States District Court, Southern District of New York, Civil Action No.16-cv-05079-RMB, filed on June 28,

| Ambac Financial Group, Inc. 48 2016 Third Quarter FORM 10-Q |

2016). A putative securities class action lawsuit was filed against Ambac and certain of its present and former officers and directors, for alleged violations of the federal securities laws. The suit purports to be on behalf of purchasers of Ambac’s securities from November 13, 2013 through June 30, 2015. It alleges, among other things, that defendants issued materially false and misleading statements regarding Ambac’s (a) risk management policies and procedures, (b) credit mitigation strategies, (c) internal controls over financial reporting, and (d) loss exposures on its public finance bond portfolio. In particular, the suit alleges that defendants did not sufficiently disclose Ambac’s exposure to bonds issued by the Commonwealth of Puerto Rico, despite allegedly being aware of significant risks associated with those exposures. On October 11, 2016, the court appointed a lead plaintiff and counsel to represent the putative class. Ambac is not yet required to respond to the complaint. Ambac believes the lawsuit is without merit, and intends to vigorously defend against it.
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

| Ambac Financial Group, Inc. 49 2016 Third Quarter FORM 10-Q |

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
Ambac UK v. J.P. Morgan Investment Management (Supreme Court of the State of New York, County of New York, filed May 4, 2009, No. 650259/2009).   Fact and expert discovery have been substantially completed.  On January 22, 2016, Ambac UK filed a motion for partial summary judgment seeking a ruling that defendant breached the Investment Management Agreement between JPMIM and Ballantyne plc under one of the asserted theories of liability. JPMIM has opposed the motion. Argument on the motion was heard on August 16, 2016. Trial is scheduled to begin in March 2017.
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037, filed on January 7, 2016).Defendants (including the Government Development Bank (“GDB”) President but solely in her capacity as a member of the Working Group For The Fiscal and Economic Restoration of Puerto Rico) filed a motion to dismiss for lack of subject matter jurisdiction on January 29, 2016.  The GDB President, in her official capacity, moved to dismiss for failure to state a claim upon which relief can be granted on January 29, 2016. Plaintiffs filed their oppositions to the motions on February 16, 2016 and defendants filed replies on February 23, 2016.  This case was administratively consolidated with a similar case before the same judge, Financial Guaranty Insurance Company v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01095). On October 4, 2016, the court denied the Defendants’ and GDB President’s motions to dismiss with respect to all claims asserted by Ambac Assurance and Assured. On October 14, 2016, Defendants filed a Notice of Automatic Stay, asserting that Plaintiffs’ claims have been rendered moot and further asserting that the case is automatically stayed under section 405 of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”).
Ambac Assurance Corporation v. Puerto Rico Highways and Transportation Authority (United States District Court, District of Puerto Rico, No. 16-cv-1893).  Ambac Assurance filed a complaint against the Puerto Rico Highways and Transportation Authority (“PRHTA”) on May 10, 2016, alleging breach of fiduciary duty and breach of contract in connection with PRHTA’s extension of an existing toll road concession agreement. The complaint alleges that it was inappropriate for PRHTA to enter into the extension agreement in its current state of financial distress because PRHTA has no control over, and is unlikely to receive, the proceeds of the transaction.  The complaint also seeks specific performance of PRHTA’s contractual duty to provide information requested by Ambac Assurance under documents related to PRHTA bonds insured by Ambac Assurance. Ambac Assurance filed related motions seeking the appointment of a provisional receiver for PRHTA and expedited discovery.  In addition to those remedies, Ambac Assurance seeks an order of the court that would, among other things, compel PRHTA to allow Ambac Assurance to inspect PRHTA’s financial records on an ongoing basis and permanently enjoin PRHTA from committing further breaches of its fiduciary and contractual duties. On July 1, 2016, PRHTA filed an Emergency Notice of Stay, asserting that the case was automatically stayed under section 405 of PROMESA. Ambac Assurance filed a response on July 11, 2016, disagreeing that the PROMESA stay applies but electing not to contest the stay at such time and reserving the right to challenge it or to seek to lift the stay in the future. Ambac Assurance also asserted that PRHTA still is obligated to make available to Ambac Assurance certain information, notwithstanding the stay on litigation and provided a proposed order for the court to issue. PRHTA filed a reply on July 18, 2016, contesting Ambac Assurance’s characterization, and provided an alternative order for the court to issue. Ambac Assurance’s response was filed July 25, 2016. PRHTA also filed an Urgent Motion to Exempt PRHTA from Outstanding Filings in the case during the pendency of the stay, which was granted. On August 23, 2016 the court issued an order staying the

| Ambac Financial Group, Inc. 50 2016 Third Quarter FORM 10-Q |

case, and requesting that Ambac Assurance and PRHTA notify the court whether each would seek to assert cause to lift the stay. On August 26, 2016, both Ambac Assurance and PRHTA informed the court that neither was currently seeking to lift the stay; however, Ambac Assurance expressly reserved its right to seek to lift the stay at any time.
Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374). On October 7, 2016, certain General Obligation bondholder plaintiffs in an action to which Ambac Assurance is not currently a party filed a motion for leave to amend their complaint and for partial relief from the PROMESA stay. Plaintiffs’ proposed second amended complaint adds the Puerto Rico Sales Tax Financing Corporation (“COFINA”), COFINA’s executive director, and the trustee for the COFINA bonds as defendants, and asserts numerous claims that challenge the legal validity of the COFINA structure and seek injunctive relief requiring the sales and use tax proceeds securing COFINA’s bonds to be transferred to the Puerto Rico Treasury. The plaintiffs contend that many of the claims challenging COFINA are not subject to PROMESA’s litigation stay provisions. On October 24, 2016, the defendants filed an opposition to the motion for leave to amend, arguing that the entire action is subject to the PROMESA stay. On October 26, 2016, Ambac Assurance filed a motion for leave to intervene and in support of the PROMESA stay. Ambac Assurance seeks to intervene principally to argue that the claims challenging COFINA are stayed by PROMESA, but also reserves the right to move to dismiss or otherwise defend against those claims should the court determine they are not stayed. The court has not ruled yet on plaintiffs’ motion for leave to amend or Ambac Assurance’s motion to intervene.
Ambac Assurance has filed various lawsuits seeking specific performance of obligations of borrowers on loans related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond provided by Ambac Assurance, as required under the applicable loan documents. Such lawsuits include the following action:

•
Ambac Assurance Corporation v. Fort Leavenworth Frontier Heritage Communities, II, LLC (U.S. District Court, District of Kansas, Index No. 15-CV-9596). On January 4, 2016, defendant moved to dismiss for failure to join an indispensable party, which Ambac Assurance opposed on January 25, 2016. Defendant filed its reply on February 8, 2016. On June 29, 2016, the court denied defendant’s motion to dismiss and granted Ambac Assurance leave to file an amended complaint, which was filed on July 13, 2016. On August 1, 2016, Defendant filed a motion to dismiss the amended complaint for lack of subject matter jurisdiction. Ambac Assurance opposed the motion.

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits, including the following actions:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). Ambac Assurance filed an Amended Complaint on September 8, 2011. On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. The court heard oral argument on July 15, 2015. On October 27, 2015, the court issued a decision dated October 22, 2015 granting in part and denying in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide (primary-liability claims), and issued a second decision granting Ambac Assurance’s partial motion for summary judgment and denying Bank of America’s motion for summary judgment regarding Ambac Assurance’s secondary-liability claims against Bank of America. Ambac Assurance and Countrywide filed notices of appeal of the October 22, 2015 decision relating to primary liability and Bank of America filed a notice of appeal of the October 27, 2015 decision relating to its secondary-liability. Both the primary liability and successor liability appeals have been fully briefed. Oral argument has not yet been scheduled.

•
The Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Wisconsin Circuit Court for Dane County, Case No 14 CV 3511, filed on December 30, 2014). Defendant filed a motion to dismiss the complaint on February 20, 2015. The court heard oral argument on two of Countrywide’s grounds for dismissal on June 23, 2015, and indicated that it would dismiss the Wisconsin Action without prejudice for lack of personal jurisdiction. The court issued an order to that effect on July 2, 2015. Ambac Assurance appealed the July 2, 2015 order. On June 23, 2016, the Wisconsin Court of Appeals reversed the dismissal of the complaint and defendant petitioned the Wisconsin Supreme Court to review that decision. On October 11, 2016, the Wisconsin Supreme Court granted defendant’s petition. On June 30, 2015, plaintiffs filed a Summons with Notice in the Supreme Court of the State of New York, County of New York, No. 652321/15 (the “2015 New York Action”), alleging claims identical to the Wisconsin Action. On July 21, 2015, plaintiffs filed a complaint in the 2015 New York Action and a motion to stay the 2015 New York Action pending appeal and litigation of the Wisconsin Action. On August 5, 2015, Countrywide filed its opposition to plaintiffs’ motion to stay and on August 10, 2015, Countrywide filed a motion to dismiss the complaint, which Ambac opposed. The court held oral argument in November 2015 and on September 20, 2016 granted Ambac Assurance’s motion to stay. Countrywide’s motion to dismiss the complaint is held in abeyance pending resolution of the Wisconsin Action.

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

| Ambac Financial Group, Inc. 51 2016 Third Quarter FORM 10-Q |

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

| Ambac Financial Group, Inc. 52 2016 Third Quarter FORM 10-Q |

The following table is a summary of financial information by reportable business segment for the affected periods:

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Three Months Ended September 30, 2016:
Revenues:
Unaffiliated customers (1)	$156,236	$(14,286)	$1,888	$—	$143,838
Equity in net income of investees accounted for by equity method	—	—	1,190	—	1,190
Inter-segment	375	(308)	229	(296)	—
Total revenues before expenses and reorganization items	156,611	(14,594)	3,307	(296)	145,028
Pre-tax income:
Unaffiliated customers (1)(2)(3)	131,162	(14,912)	(720)	—	115,530
Equity in net income of investees accounted for by equity method	—	—	1,190	—	1,190
Inter-segment	(690)	(435)	1,125	—	—
Pre-tax income	130,472	(15,347)	1,595	—	116,720
Total assets as of September 30, 2016	23,264,567	396,509	350,613	3,940	24,015,629
Net investment income	87,350	195	3,372	—	90,917
Insurance intangible amortization	44,553	—	—	—	44,553
Interest expense	31,352	141	—	—	31,493

Three Months Ended September 30, 2015:
Revenues:
Unaffiliated customers (1)	$152,024	$(66,997)	$1,538	$—	$86,565
Equity in net income of investees accounted for by equity method	—	—	1,125	—	1,125
Inter-segment	24	(204)	252	(72)	—
Total revenues before expenses and reorganization items	152,048	(67,201)	2,915	(72)	87,690
Pre-tax income (loss):
Unaffiliated customers (1) (2) (3)	(320,414)	(67,655)	(1,249)	—	(389,318)
Equity in net income of investees accounted for by equity method	—	—	1,125	—	1,125
Inter-segment	(763)	425	1,302	(964)	—
Pre-tax income (loss)	(321,177)	(67,230)	1,178	(964)	(388,193)
Total assets as of September 30, 2015	23,610,582	363,118	289,238	3,981	24,266,919
Net investment income	61,292	139	2,764	—	64,195
Insurance intangible amortization	39,680	—	—	—	39,680
Interest expense	29,738	161	—	—	29,899
Goodwill impairment	514,511	—	—	—	514,511

(1)	Included in both revenues from unaffiliated customers and in pre-tax income from unaffiliated customers is net investment income.

(2)	Included in pre-tax income from unaffiliated customers is interest expense.

(3)
Included in pre-tax income from unaffiliated customers is the amortization of insurance intangible asset and impairment of goodwill. Such assets were established upon the adoption of Fresh Start on April 30, 2013.

| Ambac Financial Group, Inc. 53 2016 Third Quarter FORM 10-Q |

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Nine Months Ended September 30, 2016:
Revenues:
Unaffiliated customers (1)	$393,557	$(133,613)	$5,247	$—	$265,191
Equity in net income of investees accounted for by equity method	—	—	3,471	—	3,471
Inter-segment	1,214	(1,039)	615	(790)	—
Total revenues before expenses and reorganization items	394,771	(134,652)	9,333	(790)	268,662
Pre-tax income:
Unaffiliated customers (1)(2)(3)	328,906	(135,529)	(5,763)	—	187,614
Equity in net income of investees accounted for by equity method	—	—	3,471	—	3,471
Inter-segment	(1,896)	(1,401)	3,297	—	—
Pre-tax income	327,010	(136,930)	1,005	—	191,085
Total assets as of September 30, 2016	23,264,567	396,509	350,613	3,940	24,015,629
Net investment income	212,595	596	9,305	—	222,496
Insurance intangible amortization	134,456	—	—	—	134,456
Interest expense	92,193	439	—	—	92,632

Nine Months Ended September 30, 2015:
Revenues:
Unaffiliated customers (1)	$521,340	$(53,566)	$2,951	$—	$470,725
Equity in net income of investees accounted for by equity method	—	—	3,208	—	3,208
Inter-segment	286	(565)	388	(109)	—
Total revenues before expenses and reorganization items	521,626	(54,131)	6,547	(109)	473,933
Pre-tax income:
Unaffiliated customers (1) (2) (3)	172,271	(55,861)	(5,136)	—	111,274
Equity in net income of investees accounted for by equity method	—	—	3,208	—	3,208
Inter-segment	(2,087)	(139)	3,027	(801)	—
Pre-tax income	170,184	(56,000)	1,099	(801)	114,482
Total assets as of September 30, 2015	23,610,582	363,118	289,238	3,981	24,266,919
Net investment income	195,270	401	6,260	—	201,931
Insurance intangible amortization	115,200	—	—	—	115,200
Interest expense	85,165	815	—	—	85,980
Goodwill impairment	514,511	—	—	—	514,511

(1)	Included in both revenues from unaffiliated customers and in pre-tax income from unaffiliated customers is net investment income.

(2)	Included in pre-tax income from unaffiliated customers is interest expense.

(3)
Included in pre-tax income from unaffiliated customers is the amortization of insurance intangible asset and impairment of goodwill. Such assets were established upon the adoption of Fresh Start on April 30, 2013.

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(7,555)	$45,257	$520	$(2,386)	$60,402	$30,604
United Kingdom	(598)	6,018	—	260	8,081	—
Other international	(2,390)	1,943	1,213	(6,584)	3,052	6,348
Total	$(10,543)	$53,218	$1,733	$(8,710)	$71,535	$36,952

| Ambac Financial Group, Inc. 54 2016 Third Quarter FORM 10-Q |

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(25,988)	$126,003	$1,613	$(5,172)	$163,094	$39,286
United Kingdom	14,157	19,111	—	7,295	23,659	—
Other international	(27,533)	2,306	16,941	(20,963)	11,379	5,460
Total	$(39,364)	$147,420	$18,554	$(18,840)	$198,132	$44,746
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

| Ambac Financial Group, Inc. 55 2016 Third Quarter FORM 10-Q |

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
Asset Management:
Ambac Assurance’s investment objective is to achieve the highest risk-adjusted after-tax return on a diversified portfolio consistent with Ambac Assurance’s risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. Investment portfolios are subject to internal investment guidelines, including limits on types and quality of investments imposed by applicable insurance laws and regulations. Ambac Assurance and Ambac Assurance UK Limited ("Ambac UK") purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. Financial guarantee policies related to most of the Ambac Assurance insured securities have been allocated to the Segregated Account. As described in Note 1. Background and Business Description in the Notes to Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015, Ambac Assurance’s investment policies are also subject to certain covenants made for the benefit of the Segregated Account and, therefore, such policies may be subject to restrictions outside the control of management. Such covenants could adversely impact the performance of the investment portfolio.
During the three and nine months ended September 30, 2016, Ambac acquired $287.3 million and $658.5 million, respectively, of distressed Ambac-insured securities, including $130.2 million and $494.4 million, respectively, of insured RMBS and $128.1 million and $128.1 million, respectively, of insured student loan securities for polices allocated to the Segregated Account. Future cash flows relating to invested assets with policies allocated to the Segregated Account include the sum of (i) the bond’s intrinsic cash flows, (ii) Ambac Assurance future claims on the bonds, and (iii)  Ambac Assurance claims presented and unpaid due to the conditions of the Segregated Account Rehabilitation Plan ("Deferred Amounts"). At September 30, 2016, Ambac owned approximately $1.5 billion, or 41% of the total Deferred Amounts outstanding.
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
During the nine months ended September 30, 2016, Ambac executed several commutations and cancellations. These activities collectively reduced Ambac’s gross par by $898.0 million ($845.0 million, net of reinsurance). The commutations were concentrated within student loans and reduced gross par by $431.0 million ($386.5 million, net of reinsurance) and the cancellations were related to securities purchased by Ambac that were issued by a consolidated variable interest entity. Ambac cancelled a total of $467.0 million ($458.5 million, net of reinsurance) of these securities during the nine months ended September 30, 2016.
During the nine months ended September 30, 2016, Ambac recognized improvements in the performance of certain Ambac insured RMBS transactions. Ambac also reached a settlement, outside of litigation and unrelated to Ambac's R&W subrogation recoveries, of a dispute regarding an Ambac insured RMBS transaction resulting in $60.6 million ($60.4 million net of reinsurance) of future estimated recoveries during the nine months ended September 30, 2016. Separately, during the nine months ended September 30, 2016, Ambac Assurance received $100.3 million

| Ambac Financial Group, Inc. 56 2016 Third Quarter FORM 10-Q |

($99.1 million net of reinsurance) of subrogation recoveries related to an omnibus settlement with investors in Countrywide securitizations, that was announced in June 2011 by Bank of New York Mellon, as Trustee, whereby Bank of America agreed to pay $8.5 billion across approximately 530 RMBS trusts (“Countrywide Investor Settlement”). The Countrywide Investor Settlement was included in previous loss reserve estimates as other subrogation.
For the nine months ended September 30, 2016, Ambac Assurance purchased $9.6 million of unpaid accrued interest related to certain surplus notes that were previously repurchased under call options. Ambac recognized a realized gain on these purchases of $3.1 million in the Consolidated Statements of Total Comprehensive Income (Loss). In addition, Ambac Assurance purchased $18.6 million of its surplus notes during the nine months ended September 30, 2016. Ambac recognized realized gains on these purchases of $1.7 million in the Consolidated Statements of Total Comprehensive Income (Loss).
The following table provides a comparison of both total and below investment grade ("BIG") net par outstanding at September 30, 2016 and December 31, 2015. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy.

($ in billions)	September 30, 2016	December 31, 2015	$ Variance	% Variance
Total	$86.4	$108.3	$(21.9)	(20)%
BIG	17.3	19.8	(2.5)	(13)%
The reduction in below investment grade net par outstanding was primarily due to (i) the commutations and cancellations noted above and (ii) reductions to residential mortgage-backed securities as a result of payments by issuers and claims paid by Ambac Assurance. Refer to "Financial Guarantees in Force" below for additional information about Ambac's net par outstanding.
Although our insured portfolio has generally performed satisfactorily over the course of 2016, we continue to experience stress in several sectors and exposures, including within our $2.1 billion of exposure across several different debt issuing entities in Puerto Rico (all below investment grade). Although, each issuing entity has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges and general obligation guarantees, our insured bonds are all exposed to the Commonwealth's poor economic, fiscal and political condition and the developing strategies, including U.S. Federal legislation, to address these issues. Refer to Part I, Item 1 in Ambac's 2015 Form 10-K/A for a further discussion of our exposures to the Commonwealth of Puerto Rico.
Ambac:
As of September 30, 2016 Ambac had total investments of $339.8 million, which included the following:

•	Liquid investments in asset-backed and short-term securities of $213.1 million;

•	Investments in Ambac Assurance-insured securities with a fair value of $84.1 million;

•	Investments in Ambac Assurance surplus notes with a fair value of $13.9 million, which are eliminated in consolidation and

•	Residual interest with a carrying value of $28.8 million in a VIE Trust that was created in 2014 to monetize Ambac's ownership interest in Segregated Account's junior surplus notes.
As a result of positive operating results at Ambac Assurance in 2015, Ambac received $70.9 million in tax tolling payments on April 29, 2016. As a result of the filing of Ambac's 2015 consolidated tax return in September 2016, Ambac received an incremental tolling payment in the amount of $0.5 million reflecting the difference between Ambac Assurance's estimated 2015 taxable income used to calculate the April 2016 tolling payment and its official 2015 filing position. Further tolling payment receipts will be contingent on future annual taxable income of Ambac Assurance, if any, in accordance with the intercompany tax sharing agreement. During the nine months ended September 30, 2016, Ambac Assurance has generated taxable income resulting in additional tolling accruals of $19.1 million, including an incremental $0.5 million resulting from the filing of the 2015 tax return.
Brexit and Foreign Currency Impacts:
Brexit:
In a non-binding referendum on the United Kingdom’s (“UK”) membership in the European Union ("EU") in June 2016, a majority of those who voted approved the UK’s withdrawal from the EU. Any withdrawal by the UK from the EU (“Brexit”) would occur after, or possibly concurrently with, a process of negotiation regarding the future terms of the UK’s relationship with the EU, which could result in the UK losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the UK may adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. The economic outlook could be further adversely affected by (i) the risk that one or more other EU countries could come under increasing pressure to leave the EU, (ii) the risk of a greater demand for independence by Scottish nationalists or for unification in Ireland, or (iii) the risk that the Euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the UK, the Eurozone, and the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, the availability of credit, political systems or financial institutions and the financial and monetary system. Consequently the medium and longer term impact on the UK generally, and Ambac UK specifically, is uncertain.

| Ambac Financial Group, Inc. 57 2016 Third Quarter FORM 10-Q |

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
The strengthening of the U.S. dollar relative to the British Pound and to a lesser extent, the Euro, since the Brexit referendum vote impacted Ambac's economic position. The impact of using March 31, 2016 currency rates against the current balance sheet, excluding VIEs, provides for an approximate loss of $46 million, as follows:

•
A reduction of investments and loan values held in British Pounds and Euros of approximately $24.2 million. As of September 30, 2016 Ambac held British Pound and Euro loans and investments of £171.1 million and €23.7 million, respectively. All but £3.5 million of these amounts were held by Ambac UK. Included within the British Pound portfolio is £26.5 million invested in a UK property fund.

◦
Since the referendum vote, there have been reduced valuations of commercial real estate and a number of such funds have suspended redemptions. The UK property fund that Ambac UK has invested in has not suspended redemptions as of this date.

•
A reduction in premiums receivable denominated in British Pounds and Euros of $21.4 million. As of September 30, 2016 premium receivables in British Pounds totaled £150.4 million and Euros totaled €34.1 million.

•
An increase in the carrying value of loss reserves related to policies where loss payments will be made in currencies other than the US dollar of $0.2 million. As of September 30, 2016, loss and loss expense reserves for British Pounds totaled zero and Euros totaled €15.2 million.

Since the referendum vote, there has been a reduction in net par outstanding of insured exposures denominated in British Pounds and Euro of $1,882 million. As of September 30, 2016 insured exposures denominated in British Pounds totaled £10,155 million and in Euros €1,841 million.
Foreign Currency Impacts:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income (Loss) for the nine months ended September 30, 2016 included the following:

($ in millions)
Net income (loss) (1)	$(26.7)
Gain (losses) on foreign currency translation	(86.3)
Unrealized gains (losses) on non-functional currency available-for-sale securities	19.5
Impact on total comprehensive income (loss)	$(93.5)

(1)
A portion of Ambac UK's, and to a lesser extent Ambac Assurance's, transactions, assets and liabilities are denominated in currencies other than its functional currency and accordingly, we recognized net foreign currency transactions gains/(losses) as a result of changes to foreign currency rates through our Consolidated Statement of Total Comprehensive Income. Refer to Note 1. Background and Business Description to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details on transaction gains and losses.

Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 3 "Quantitative and Qualitative Disclosures about Market Risk" for further information on the impact of future currency rate changes on Ambac's financial instruments.

| Ambac Financial Group, Inc. 58 2016 Third Quarter FORM 10-Q |

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
FINANCIAL GUARANTEES IN FORCE
Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. The following table provides a breakdown of guaranteed net par outstanding by market at September 30, 2016 and December 31, 2015. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. Guaranteed net par outstanding includes the exposures of policies insuring variable interest entities (“VIEs”) consolidated in accordance with the Consolidation Topic of the ASC, Consolidation. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions)	September 30, 2016	December 31, 2015
Public Finance (1) (2)	$50,135	$65,436
Structured Finance	17,922	21,814
International Finance	18,346	21,049
Total net par outstanding (3)	$86,403	$108,299

(1)	Includes $5,971 and $6,015 of Military Housing net par outstanding at September 30, 2016 and December 31, 2015, respectively.

(2)
Includes $2,085 and $2,163 of Puerto Rico net par outstanding at September 30, 2016 and December 31, 2015, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(3)	Included in the above net par exposures at September 30, 2016 and December 31, 2015 are $821 and $971, respectively, of exposures that were executed in credit derivative form.
Total net par outstanding decreased $21,896 million from December 31, 2015.

•
Reductions in public finance net par outstanding included $6,862 million from calls of insured exposures and $5,207 million from refundings and pre-refundings of insured exposures and scheduled paydown activity of $3,232 million.

•
Reductions in structured finance net par primarily were due to RMBS paydown activity of $1,522 million, asset-backed bond cancellations of $459 million, student loan commutations of $387 million and other policy runoff.

•
Reductions in international finance were primarily due to changes in foreign exchange rates of $1,615 million primarily related to changes in the British Pound, in addition to policy runoff including prepayments of investor-owned utility and asset-backed transactions. The British Pound has decreased in value relative to all the major currencies, primarily driven by the result of the Brexit vote.

Although insured net par outstanding has decreased during 2016, the size of the portfolio is significantly more than the assets of Ambac. Accordingly, financial stress in the insured portfolio could have a material adverse effect on Ambac's financial condition and results of operations.
Exposure Currency
The table below shows the distribution by currency of Ambac Assurance’s insured exposure as of September 30, 2016:

Currency (Amounts in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$69,390	$69,390
British Pounds		£10,155	13,181
Euros		€1,841	2,069
Australian Dollars	A$	1,932	1,480
New Zealand Dollars	NZ$	389	283
Total			$86,403
Ambac discloses its exposures by currency to help interested parties understand its insured book of business. These insured exposures do not represent the cash outflows that may result from such insurance policies. Ambac's projected cash outflows in currencies other than the US dollar, primarily British Pounds and Euros, relate mostly to the operations of its subsidiary, Ambac UK, including operating expenses and loss and loss expense payments. Ambac evaluates its liquidity risk (by currency) through its analyses of projected cash flows. Ambac UK has cash and invested

| Ambac Financial Group, Inc. 59 2016 Third Quarter FORM 10-Q |

assets in both British Pounds and Euros and expects to receive future installment premiums, which together are expected to be sufficient to cover cash outflows in these currencies for the foreseeable future. Refer to Executive Summary above in this "Management's Discussion and Analysis" for further information on assets and liabilities denominated in currencies other than the US dollar.
Exposure Concentrations within each Market
The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at September 30, 2016:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	BBB+	$1,646	1.9%
California State - GO	A	1,344	1.6%
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	BIG	805	0.9%
Massachusetts Commonwealth - GO	AA	802	0.9%
Chicago, IL - GO	BBB-	586	0.7%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	BIG	572	0.7%
Hickam Community Housing LLC	BBB	477	0.6%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	BIG	471	0.5%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	BIG	458	0.5%
Metropolitan Washington Airports Authority, DC, Airport System Revenue	AA-	448	0.5%
Total		$7,609	8.8%

(1)
Internal credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac Assurance has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac Assurance credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac Assurance, or one of its affiliates, may have received premiums or fees. “BIG” denotes credits deemed below investment grade.

Net par related to the top ten U.S. public finance exposures reduced $800 million from December 31, 2015. Changes in these exposure amounts will occur due to scheduled paydowns, calls and refundings executed during the period. Two top ten exposures previously disclosed have been reduced significantly primarily due to calls and refundings during the nine months ended September 30, 2016.
The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at September 30, 2016:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	1.0%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2 (3)	Mortgage Backed Securities	BIG	664	0.8%
Timberlake Financial, LLC	Structured Insurance	BBB	573	0.7%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	558	0.6%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1 (3)	Mortgage Backed Securities	BIG	468	0.5%
CenterPoint Energy Inc.	Investor Owned Utility	BBB+	376	0.4%
Consolidated Edison Company of New York	Investor Owned Utility	A	347	0.4%
Option One Mortgage Loan Trust 2007-FXD1 (3)	Mortgage Backed Securities	BIG	317	0.4%
Countrywide Asset-Backed Certificates Trust 2005-16 (3)	Mortgage Backed Securities	BIG	283	0.3%
Impac CMB Trust Series 2005-7 (3)	Mortgage Backed Securities	BIG	271	0.3%
Total			$4,757	5.5%

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
| Ambac Financial Group, Inc. 60 2016 Third Quarter FORM 10-Q |

Net par related to the top ten U.S. structured finance exposures reduced $700 million from December 31, 2015. The primary change in top U.S. structured finance exposure relates to commutations and cancellations of debt executed during the nine months ended September 30, 2016 in addition to amortization of RMBS.
The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at September 30, 2016. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,520	1.8%
National Grid Electricity Transmission	UK-Utility	A-	1,047	1.2%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	911	1.1%
Capital Hospitals plc (2)	UK-Infrastructure	A-	874	1.0%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	801	0.9%
Telereal Securitisation plc	UK-Asset Securitizations	AA	787	0.9%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	753	0.9%
Anglian Water	UK-Utility	A-	730	0.8%
National Grid Gas	UK-Utility	A-	674	0.8%
RMPA Services plc	UK-Infrastructure	BBB+	611	0.7%
Total			$8,708	10.1%

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
Net par related to the top ten international finance exposures reduced $954 million from December 31, 2015. International exposures are impacted by changes in foreign exchange rates, certain indexation rates and scheduled and unscheduled paydowns. As of September 30, 2016, there was no change in the listing of exposures included within the top ten international exposures although the exposure amounts have changed primarily due to movements in foreign exchange rates.
The concentration of net par amongst each of the top ten categories noted above (as a percentage of net par outstanding) has increased since December 31, 2015. Given that Ambac has not written any new Financial Guarantee policies since 2008, the risk exists that the insured portfolio becomes increasingly concentrated to large or below investment grade exposures.
Ratings Distribution
The following tables provide a rating distribution of net par outstanding based upon internal Ambac Assurance credit ratings and a distribution by bond type of Ambac Assurance’s below investment grade net par exposures at September 30, 2016 and December 31, 2015. Below investment grade is defined as those exposures with an Ambac internal credit rating below BBB-:

Percentage of Net Par Outstanding For Guaranteed Portfolio Ambac Rating (1)	September 30, 2016	December 31, 2015
AAA	<1%	<1%
AA	14	16
A	40	39
BBB	26	27
Below investment grade	20	18
Total	100%	100%

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

| Ambac Financial Group, Inc. 61 2016 Third Quarter FORM 10-Q |

Summary of Below Investment Grade Exposure Net Par Outstanding ($ in millions)	September 30, 2016	December 31, 2015
Public Finance:
Lease and tax-backed revenue (1)	$2,146	$2,168
General obligation (1)	709	746
Transportation	415	432
Housing (2)	126	126
Health care	6	6
Other	791	766
Total Public Finance	4,193	4,244
Structured Finance:
Residential mortgage-backed and home equity—first lien	5,373	6,055
Residential mortgage-backed and home equity—second lien	3,703	4,374
Structured Insurance	900	1,037
Student loans	1,007	1,426
Mortgage-backed and home equity—other	203	251
Other	290	525
Total Structured Finance	11,476	13,668
International Finance:
Transportation	899	895
Asset-backed	478	703
Other	272	282
Total International Finance	1,649	1,880
Total	$17,318	$19,792

(1)
Lease and tax-backed revenue includes $1,871 and $1,916 of Puerto Rico net par at September 30, 2016 and December 31, 2015, respectively. General obligation includes $214 and $247 of Puerto Rico net par at September 30, 2016 and December 31, 2015, respectively. Components of Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(2)	Includes $125 of military housing net par at September 30, 2016 and December 31, 2015.
The decrease in below investment grade exposures is primarily due to (i) paydowns and commutations of student loan policies, (ii) reductions to residential mortgage-backed securities during the year primarily as a result of prepayments by issuers and (iii) reduction to other asset backed transactions due to exposure cancellations. Despite the decrease in below investment grade exposures, such exposures have increased as a relative proportion of the guarantee portfolio given that stressed borrowers generally have less ability prepay or refinance their debt. Due to these and other factors, it is not unreasonable to expect the proportion of below investment grade exposure in the guarantee portfolio to continue to increase.
RESULTS OF OPERATIONS
Net income in the third quarter of 2016 was $101.5 million compared to a loss of $391.0 million in the third quarter of 2015. The higher third quarter 2016 net income as compared to the third quarter 2015 was primarily driven by (i) a $514.5 million goodwill impairment charge taken in the third quarter of 2015, (ii) lower derivative product losses in the third quarter of 2016, (iii) higher net investment income and realized investment gains in the third quarter of 2016, and (iv) income from consolidated VIEs in the third quarter of 2015 was adversely impacted by an increase in the fair value of certain VIE debt obligations, partially offset by (i) lower benefit within loss and loss expenses, (ii) lesser gains on credit derivatives as the third quarter of 2015 included reversal of unrealized losses on contract terminations, and (iii) lower net premiums earned driven by lower normal and accelerated earnings.
Net income in the nine months ended September 30, 2016 quarter was $169.5 million compared to net income of $106.4 million for the nine months ended September 30, 2015. The higher 2016 net income as compared to 2015 was primarily driven by (i) a full goodwill impairment charge taken in 2015 and (ii) higher net investment income in 2016, partially offset by (i) lower benefit within loss and loss expenses, (ii) larger derivative product losses caused by larger declines in interest rates in 2016 compared to 2015, (iii) losses from consolidated VIEs in 2016 as compared to gains in 2015 caused by changes to the fair value of certain VIE debt obligations, (iv) lower net premiums earned driven by lower normal and accelerated earnings, (v) lower realized investment gains on sales of investments, (vi) lower gains from the net change in fair value of credit derivatives and (vii) higher insurance intangible amortization.

| Ambac Financial Group, Inc. 62 2016 Third Quarter FORM 10-Q |

A summary of our financial results is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Revenues:
Net premiums earned	$53.2	$71.5	$147.4	$198.1
Net investment income	90.9	64.2	222.5	201.9
Net other-than-temporary impairment losses	(2.9)	(9.2)	(19.6)	(13.3)
Net realized investment gains (losses)	11.7	2.1	27.7	50.9
Change in fair value of credit derivatives	1.7	37.0	18.6	44.7
Derivative product revenues	(14.5)	(65.1)	(134.3)	(51.9)
Other income	2.7	7.2	17.6	5.2
Income (loss) on variable interest entities	2.1	(21.4)	(16.1)	38.1
Expenses:
Loss and loss expenses (benefit)	(69.2)	(133.2)	(227.0)	(431.6)
Insurance intangible amortization	44.6	39.7	134.5	115.2
Operating expenses	21.5	25.0	77.5	75.4
Interest expense	31.5	29.9	92.6	86.0
Goodwill impairment	—	514.5	—	514.5
Provision (benefit) for income taxes	15.3	2.8	21.9	8.5
Less: net loss (gain) attributable to noncontrolling interest	—	—	(0.3)	(0.4)
Net income (loss) attributable to common stockholders	$101.5	$(391.0)	$169.5	$106.4
The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2016 and 2015, respectively.
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
Net premiums earned decreased $18.3 million and $50.7 million for the three and nine months ended September 30, 2016, compared to the same period in the prior year. The decrease in net premiums earned for the three and nine months ended September 30, 2016 is primarily due to lower accelerated premiums and the continued runoff of the portfolio. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Normal Premiums Earned:
Public Finance	$20.8	$24.4	$64.1	$73.9
Structured Finance	6.4	7.6	20.0	25.7
International Finance	7.8	11.1	25.1	33.6
Total normal premiums earned	35.0	43.1	109.2	133.2
Accelerated earnings:
Public Finance	18.5	26.1	39.3	61.1
Structured Finance	(0.5)	2.2	2.6	2.4
International Finance	0.2	0.1	(3.7)	1.4
Total accelerated earnings	18.2	28.4	38.2	64.9
Total net premiums earned	$53.2	$71.5	$147.4	$198.1
The decrease in normal premiums earned in the three and nine months ended September 30, 2016 is primarily attributable to the continued runoff of the portfolio. Terminations and accelerations, including those which occurred in prior periods, result in lower normal premiums earned in

| Ambac Financial Group, Inc. 63 2016 Third Quarter FORM 10-Q |

current and future periods. Normal premiums are also impacted by the earnings of pre-refunded insured securities within Public Finance. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal premiums earned will increase over the remaining period of the related policy. Structured Finance normal premiums earned were also impacted by changes in premium receivables deemed uncollectible resulting in a decrease to premiums earned in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. International Finance normal premiums earned were reduced in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 as a result of the 2015 termination of an international transportation policy. Additionally, the weakening of the British Pound since the Brexit vote has impacted the translation of Ambac UK's premiums earned resulting in a decrease as compared to prior periods.
The decrease in accelerated earnings in the three and nine months ended September 30, 2016 is primarily attributed to a reduced volume of public finance accelerations. The decrease in structured finance accelerated earnings in the three months ended September 30, 2016 is due to the refinancing of certain student loan installment premium transactions resulting in negative accelerated earnings. The decrease in international finance accelerated earnings in the nine months ended September 30, 2016 is due to the termination of certain international installment premium transactions resulting in negative accelerated earnings.
Net Investment Income. The following table provides details of net investment income by business segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Financial Guarantee	$87.3	$61.3	$212.6	$195.2
Financial Services	0.2	0.1	0.6	0.4
Corporate	3.4	2.8	9.3	6.3
Total net investment income	$90.9	$64.2	$222.5	$201.9
Financial Guarantee net investment income increased $26.0 million and increased $17.4 million for the three and nine months ended September 30, 2016 compared to the same periods in the prior year. The increase for the three months ended September 30, 2016 was due to growth in the size of the portfolio and higher average returns compared to the three months ended September 30, 2015. The larger portfolio primarily results from the receipt of $995 million in January 2016 in connection with a representation and warranty settlement. Higher average portfolio returns for the three months ended September 30, 2016 compared to the third quarter of 2015 reflect higher allocations to Ambac Assurance insured RMBS, other securities guaranteed by Ambac Assurance or Ambac UK and pooled funds. Investments in pooled funds are classified as trading securities with changes in market value recognized in earnings. Ambac Assurance has invested in high-income funds as part of its overall portfolio allocation strategy. Ambac UK's pooled fund investments consist of diversified asset classes including equities, hedge funds, loans, CLOs and property. Included in net investment income are gains of $7.0 million on Ambac UK's trading securities for the three months ended September 30, 2016, compared to losses of $2.4 million for the three months ended September 30, 2015. All asset classes with the exception of properties had gains in the third quarter of 2016, compared to net losses from such investments in the prior year period related primarily to poor equity and credit market performance.
The increase in net investment income for the nine months ended September 30, 2016 was due to growth in the size of the portfolio compared to the nine months ended September 30, 2015, partially offset by the impact of lower average returns. In 2016, the Financial Guarantee long-term investment portfolio held higher allocations in Ambac insured securities and corporate bonds than in the comparable periods of 2015. Ambac Assurance insured RMBS in the nine months ended September 30, 2016 experienced slower amortization than previously projected, resulting in lower effective yields and income than in the comparable period of 2015 despite a larger position in 2016. Lower effective yields in the 2016 period also reflected larger average short-term investment balances following the receipt of $995 million from a representation and warranty settlement in January 2016. Included in net investment income are gains of $13.7 million on Ambac UK's trading securities for the nine months ended September 30, 2016, compared to $6.4 million for the nine months ended September 30, 2015. Ambac UK pooled fund investments experienced higher overall returns in the nine months ended September 30, 2016 compared to the 2015 period primarily as a result of the improved performance of equity and high-yield funds, partially offset by underperformance of UK property and certain hedge fund strategies.
Financial Services investment income reflects the impact of higher short term rates on floating rate assets held in the portfolio that supports the remaining investment agreements.
Corporate investment income relates to Ambac’s investment portfolio, which is primarily comprised of investments in asset-backed securities, short-term investments and Ambac Assurance insured RMBS. Higher investment income for the three and nine months ended September 30, 2016 compared to the prior year periods resulted from a larger portfolio allocation to insured RMBS and a larger asset base as Ambac received tax tolling payments from Ambac Assurance in April 2016.
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

| Ambac Financial Group, Inc. 64 2016 Third Quarter FORM 10-Q |

securities or it is more likely than not that the Company will be required to sell before recovery of amortized cost less any current period credit impairment.
Net other-than-temporary impairments for the three and nine months ended September 30, 2016 and 2015 relate primarily to credit losses on certain Ambac insured securities stemming primarily from cash flow timing. Additionally, net other-than-temporary impairments for the nine months ended September 30, 2016 include amounts related to the company’s intent to sell certain securities that were in an unrealized loss position as of the impairment evaluation dates.
Net Realized Investment Gains (Losses). The following table provides a breakdown of net realized gains, by business segment, for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
Three Months Ended September 30, 2016:
Net gains on securities sold or called	$3.3	$—	$—	$3.3
Net foreign exchange gains	8.4	—	—	8.4
Total net realized gains	$11.7	$—	$—	$11.7

Three Months Ended September 30, 2015:
Net (losses) on securities sold or called	$(2.1)	$—	$—	$(2.1)
Net foreign exchange gains	4.2	—	—	4.2
Total net realized gains	$2.1	$—	$—	$2.1

Nine Months Ended September 30, 2016:
Net gains on securities sold or called	$5.7	$—	$—	$5.7
Net foreign exchange gains	22.0	—	—	22.0
Total net realized gains	$27.7	$—	$—	$27.7

Nine Months Ended September 30, 2015:
Net gains on securities sold or called	$47.1	$—	$—	$47.1
Net foreign exchange gains	3.8	—	—	3.8
Total net realized gains	$50.9	$—	$—	$50.9
Net gains during the three and nine months ended September 30, 2016 included currency exchange related gains of $3.5 million and $16.8 million, respectively on short-term and trading securities that are denominated in non-British pound currencies (primarily US dollars and euros) held by Ambac UK and and $5.0 million and $5.9 million realized currency gains related those available-for-sale securities denominated in non-British pound currencies that were sold by Ambac UK during the periods. Net gains on securities sold or called during the nine months ended September 30, 2015 arose primarily from the sale of Ambac insured student loan securities in connection with a financial guarantee commutation transaction.
Change in Fair Value of Credit Derivatives. The gain in fair value of credit derivatives was $1.7 million and $18.6 million for the three and nine months ended September 30, 2016, respectively, compared to $37.0 million and $44.7 million reported for the three and nine months ended September 30, 2015, respectively. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The gains for the three and nine months ended September 30, 2016 reflect increased pricing levels of reference obligations, partially offset by the impact of Ambac's CVA. Additionally, the gain for the nine months ended September 30, 2016 includes a stronger credit assessment on an adversely classified credit within the portfolio. The gains for the three and nine months ended September 30, 2015 were primarily due to the reversal of unrealized losses on adversely classified student loan credit default swaps in connection with termination of the contracts in addition to improved reference obligation pricing on certain other transactions, partially offset by the impact of incorporating Ambac's CVA.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements included in the overall change in fair value of credit derivatives were $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, compared to $1.7 million and $2.5 million for the three and nine months ended September 30, 2015, respectively. Realized gains continue to decline over time due to reduced premium receipts resulting from runoff of the portfolio. There were no loss or settlement payments in the periods presented.
Unrealized gains (losses) on credit derivative contracts reflect the impact of all other factors on the overall change in fair value of credit derivatives noted above. See Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form

| Ambac Financial Group, Inc. 65 2016 Third Quarter FORM 10-Q |

10-Q for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of September 30, 2016 and December 31, 2015:

($ in millions)	September 30, 2016	December 31, 2015
Mark-to-market liability of credit derivatives, excluding CVA	$19.5	$44.6
CVA on credit derivatives	(2.8)	(10.1)
Net credit derivative liability at fair value	$16.7	$34.5
Derivative Product Revenues. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Net (losses) gains reported in derivative product revenues for the three and nine months ended September 30, 2016 were $(14.5) million and $(134.3) million, respectively, compared to $(65.1) million and $(51.9) million, respectively for the three and nine months ended September 30, 2015. Results in derivative product revenues reflect mark-to-market gains (losses) in the portfolio caused by increases (declines) in forward interest rates during the periods, the carrying cost of the net liability position of the portfolio and the impact of the Ambac CVA and counterparty credit adjustments as discussed below. The loss for the three months ended September 30, 2016 was primarily driven by a lower Ambac CVA on certain derivative liabilities reflecting lower credit spreads on Ambac Assurance indicated by the market, partially offset by gains from higher projected interest rates during the period. By comparison, for the three months ended September 30, 2015 the derivative products portfolio experienced losses from significant interest rate declines during the period. For the nine months ended September 30, 2016, the derivative product loss was driven by projected interest rate declines over the first half of the year combined with the impact of lower credit spreads that reduced the Ambac CVA on derivative liabilities. Results for the nine months ended September 30, 2015 were driven by mark-to-market losses in the portfolio caused by declines in interest rates, net of the impact of the Ambac CVA. Additionally, counterparty credit valuation adjustments on certain interest rate swap assets increased the overall losses for the first nine months of 2015.
The fair value of derivatives include valuation adjustments to reflect Ambac’s own credit risk and counterparty credit risk when appropriate. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Counterparty credit adjustments are generally applicable for uncollateralized derivative assets that may not be offset by derivative liabilities under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $(14.8) million and $(4.1) million for the three and nine months ended September 30, 2016, compared to $3.8 million and $19.4 million for the three and nine months ended September 30, 2015. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality estimated based on relevant market data points, as well as the amount of underlying liabilities, which generally decline as interest rates increase. Market data indicated that the market's view of Ambac Assurance's credit quality improved during the three and nine months ended September 30, 2016 and during the three months ended September 30, 2015, but declined during the nine months ended September 30, 2015. Inclusion of counterparty credit adjustments in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $0.8 million and $(8.0) million for the three and nine months ended September 30, 2016, compared to $(5.4) million and $(18.9) million for the three and nine months ended September 30, 2015.
The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excluding credit derivatives) as of September 30, 2016 and December 31, 2015:

($ in millions)	September 30, 2016	December 31, 2015
Derivative products mark-to-market liability, excluding CVA	$389.9	$312.5
CVA on derivative products portfolio	(74.6)	(78.7)
Net derivative products portfolio liability at fair value	$315.3	$233.8
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $0.0 million and $4.8 million, respectively for the three and nine months ended September 30, 2016, compared to gains of $1.4 million and $0.1 million, respectively for the three and nine months ended September 30, 2015. The gains for the nine months ended September 30, 2016 included gains from the settlement of certain residual obligations related to previously called surplus notes and settlements of repurchased surplus notes below their carrying values. The gains for the three and nine months ended September 30, 2015 included gains from the settlement of certain residual obligations related to previously called surplus notes, partially offset by losses from the settlement of an investment agreement above its carrying value. The gains for the nine months ended September 30, 2015 also included the accelerated recognition of the unamortized discount on purchased surplus notes amounting to $1.2 million.

| Ambac Financial Group, Inc. 66 2016 Third Quarter FORM 10-Q |

Other Income. The below table summarizes other income for the presented periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Foreign exchange gain/(loss)	$2.6	$2.2	$8.7	$(2.1)
Other	0.1	5.0	8.9	7.3
Total other income (loss)	$2.7	$7.2	$17.6	$5.2
Foreign exchange gains/(losses) are unrelated to investments or loss reserves but include gains/(losses) relating to foreign currency changes on present value of premium receivables denominated in a subsidiary's non-functional currency in addition to foreign exchange gains/(losses) on cash. Gains on premium receivables due to changes in foreign currency for the three and nine months ended September 30, 2016 are $1.3 million and $8.3 million, respectively. Gains/(losses) on premium receivables due to changes in foreign currency for the three and nine months ended September 30, 2015 were $2.3 million and $(3.2) million, respectively. Other includes various financial guarantee segment fees, primarily consent and waiver fees and in 2016, insurance recoveries on a partially cancelled asset-backed transaction which is consolidated as a VIE, interest recoveries related previously paid legal fees and a disputed premium receivable.
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
Income (loss) on variable interest entities was $2.1 million and ($16.1) million for the three and nine months ended September 30, 2016, compared to $(21.4) million and $38.1 million, respectively for the three and nine months ended September 30, 2015. Income (loss) on variable interest entities for the three and nine months ended September 30, 2016 included higher net asset values on most VIEs reflecting lower market interest rates. For the nine months ended September 30, 2016, these gains were more than offset by increases in the fair value of certain VIE note liabilities that include significant projected Ambac Assurance financial guarantee claims. Income on variable interest entities for the three and nine months ended September 30, 2015 resulted primarily from changes in the fair value of certain VIE note liabilities that include significant projected financial guarantee claims. The fair value of VIE liabilities that include significant projected financial guarantee claims increase (decrease), resulting in mark-to-market losses (gains), as the market's perception of Ambac Assurance's credit quality improves (declines). Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities ("VIEs") to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on the accounting for VIEs.
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
Ambac records as a component of its loss reserve estimate subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties as described herein. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded R&W subrogation recoveries, net of reinsurance, of approximately $1.9 billion and $2.8 billion at September 30, 2016 and December 31, 2015, respectively. The decline is attributable to settlement receipts of $995 million ($992.8 million net of reinsurance) in January 2016 partially offset by increases in the receivable relating to Ambac's remaining lawsuits. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 for more information regarding the estimation process for R&W subrogation recoveries.
Losses and loss expenses for the three and nine months ended September 30, 2016 were a benefit of $69.2 million and $227.0 million, respectively, as compared to a benefit for the three and nine months ended September 30, 2015 of $133.2 million and $431.6 million, respectively. The following provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

| Ambac Financial Group, Inc. 67 2016 Third Quarter FORM 10-Q |

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
RMBS (1)	$(48.3)	$(179.0)	$(367.6)	$(391.9)
Student Loans	(34.9)	(34.9)	(123.7)	(142.4)
Domestic Public Finance	(7.9)	(29.4)	52.4	35.5
Ambac UK	(44.3)	46.7	40.2	(89.2)
All other credits	0.4	(3.1)	2.2	(5.3)
Interest on Deferred Amounts	43.0	40.7	126.9	120.2
Loss expenses	22.8	25.8	42.6	41.5
Totals	$(69.2)	$(133.2)	$(227.0)	$(431.6)

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The related losses and loss expense (benefit) was ($38.7) and ($87.3) for the three and nine months ended September 30, 2016, respectively, and $1.0 and ($31.7) for the three and nine months ended September 30, 2015, respectively.

Losses and loss expenses (benefit) for 2016 were driven by the following:

•
Lower projected losses in the RMBS portfolio due to lower interest rates (other than for the quarter ended September 30, 2016), improved deal performance, higher representation and warranty subrogation recoveries and a second quarter settlement of a non-representation and warranty dispute with regards to an Ambac insured RMBS transaction;

•
The positive impact of executed commutations and an improved outlook with regards to our risk remediation efforts on student loan policies primarily associated with student loan bonds acquired during the quarter;

•
Lower projected losses in the Ambac UK portfolio for the three months ended September 30, 2016 are due to lower interest rates and higher probabilities associated with risk remediation efforts, offset by foreign exchange losses of $8.7 million. Increased projected losses in the Ambac UK portfolio for the nine months ended September 30, 2016 are primarily due to foreign exchange losses of $56.9 million partially offset by lower interest rates and higher probabilities associated with risk remediation efforts. A portion of Ambac UK's loss reserves are denominated currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates).

Losses and loss expenses (benefit) for 2015 were driven by the following:

•	Lower projected losses in the RMBS portfolio due to improved deal performance and lower interest rates;

•	The positive impact of executed commutations, an improved outlook with regards to our risk remediation efforts and lower interest rates on student loan policies;

•
Lower projected losses in domestic public finance for the three months ended September 30, 2015 largely driven by the positive impact related to the cancellation of certain Puerto Rico Highways and Transportation Authority bonds. Higher projected losses in domestic public finance for the nine months ended September 30, 2015 largely driven by negative development on Puerto Rico bonds.

•
Increased projected losses in the Ambac UK portfolio for the three months ended September 30, 2015 due to an increase in interest rates and foreign exchange losses of $16.8 million. Decrease in projected losses for the nine months ended September 30, 2015 due to reduced claim expectations for an Ambac UK transaction resulting from proactive remediation efforts and lower interest rates, partially offset by foreign exchange losses of $13.3 million. A portion of Ambac UK's loss reserves are denominated currencies other than their functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates).

The following table provides details of net claims recorded, net of reinsurance for the affected periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Claims recorded (1)	$122.7	$62.2	$354.1	$306.5
Subrogation received (2)	(64.9)	(84.1)	(1,293.0)	(246.9)
Net Claims Recorded	$57.8	$(21.9)	$(938.9)	$59.6

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

| Ambac Financial Group, Inc. 68 2016 Third Quarter FORM 10-Q |

(2)
Subrogation received for the nine months ended September 30, 2016 includes $992.8 million ($995 million gross of reinsurance) received from the settlement of representation and warranty related litigation with JP Morgan and $99.1 million ($100.3 million gross of reinsurance) related to the Countrywide Investor Settlement.

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. Reinsurance commissions are included in Financial Guarantee segment results. The following table provides details of operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Gross operating expenses	$21.1	$25.0	$76.0	$75.3
Reinsurance commissions, net	0.4	—	1.5	0.1
Total	$21.5	$25.0	$77.5	$75.4
Gross operating expenses for the three and nine months ended September 30, 2016 are $21.1 million and $76.0 million, respectively, a decrease of $3.9 million and an increase of $0.7 million, respectively, from gross operating expenses for the three and nine months ended September 30, 2015.
The decrease for the three months ended September 30, 2016 was primarily due to (i) lower state taxes of $2.3 million due to the final resolution of state insurance tax assessments, (ii) lower premises costs of $1.0 million and (iii) lower compensation expenses of $0.6 million, primarily due to staff reductions, partially offset by an increase in long term incentive compensation as a result of new awards issued in 2016.
The increase for the nine months ended September 30, 2016 was primarily due to (i) costs associated with stockholder activism, (ii) increased audit fees and (iii) increased compensation expenses, including post-employment costs, partially offset by lower state taxes and premises costs. Costs associated with stockholder activism amounted to $5.8 million for the nine months ended September 30, 2016 and include legal, consulting and outside services fees. Higher compensation was primarily due to (i) long term incentive compensation expenses of $4.9 million for the nine months ended September 30, 2016, an increase of $2.8 million from the nine months ended September 30, 2015, primarily as a result of new awards issued in 2016 and changes to performance assumptions; and (ii) post employment expenses of $4.9 million for the nine months ended September 30, 2016, an increase of $2.3 million from the nine months ended September 30, 2015, primarily due to the cost of staff reductions.
As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. Legal and consulting services provided for the benefit of OCI amounted to $1.6 million and $4.1 million, during the three and nine months ended September 30, 2016, respectively. Legal and consulting services provided for the benefit of OCI amounted to $1.3 million and $4.3 million during the three and nine months ended September 30, 2015, respectively.
Interest Expense. Interest expense includes accrued interest on investment agreements, secured borrowing notes outstanding and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Surplus notes	$30.1	$28.7	$88.2	$84.2
Investment agreements	0.1	0.2	0.4	0.8
Secured borrowing	1.3	1.0	4.0	1.0
Total	$31.5	$29.9	$92.6	$86.0
The increase in interest expense on surplus notes for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily results from the impact of applying the level yield method as the discount to the face value of the surplus note accretes over time. Interest expense for the three and nine months ended September 30, 2016 and the three months ended September 30, 2015 also includes interest on a floating rate note issued on July 24, 2015 as part of a secured borrowing transaction of Ambac Assurance. The note is secured by certain Ambac Assurance insured RMBS securities that were deposited in a bankruptcy remote trust. The trusts used to effectuate this transaction qualify as VIEs and are consolidated by Ambac.
Surplus note principal and interest payments require the approval of OCI. Annually from 2011 through 2016, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. The interest of the outstanding surplus notes and junior surplus notes were accrued for

| Ambac Financial Group, Inc. 69 2016 Third Quarter FORM 10-Q |

and Ambac is accruing interest on the interest amounts following each scheduled interest payment date. Total accrued and unpaid interest for surplus notes and junior surplus notes outstanding to third parties were $332.9 million and $72.7 million, respectively, at September 30, 2016.
Provision for Income Taxes. The provision for income taxes for the three and nine months ended September 30, 2016, respectively, was $15.3 million and $21.9 million, an increase of $12.4 million and an increase of $13.4 million, compared to the provision for income taxes reported for three and nine months ended September 30, 2015. The increase for the three months ended September 30, 2016 was primarily due to a higher provision for Ambac UK taxes of 12.3 million. The increase for the nine months ended September 30, 2016 was due to a higher provision for Ambac UK of $18.4 million partially offset by lower AMT of 5.4 million.
At September 30, 2016 the Company had $4.1 billion of loss carryforwards consisting of $4.0 billion of U.S. Federal net ordinary operating loss carryforwards ($1.4 billion at Ambac Financial Group and $2.6 billion at Ambac Assurance) and $88.5 million of capital loss carryforwards at Ambac Assurance. During the first quarter of 2016, Ambac UK fully utilized all of its existing NOLs.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is dependent on its cash and liquid investments of $213.1 million as of September 30, 2016 and expense sharing and other arrangements with Ambac Assurance. Ambac also has investments of $97.9 million in Ambac Assurance insured RMBS and surplus notes issued by Ambac Assurance, which, while less liquid than other investments, can be sold. Ambac also owns a subordinated owner trust certificate (the “Owner Trust Certificate”) that it received as part of a 2014 transaction whereby Ambac deposited $350.0 million face amount of a junior surplus note issued to it by the Segregated Account, plus accrued but unpaid interest thereon, into a statutory trust (the "Trust") in exchange for net proceeds of $224.3 million and the Owner Trust Certificate in the face amount of $74.8 million. The Trust funded the cash portion of its purchase of the junior surplus note with proceeds of the private placement of $299.2 million face amount of senior secured notes (the "Notes") to third party investors. The Notes have a final maturity of August 28, 2039. Interest on the Notes accrues at 5.1% per annum and compounds annually on June 7th of each year up to and including the maturity date. Payments on the Notes will be made when and to the extent that the Segregated Account makes payments on the junior surplus note. The Notes must be paid in full before any payments will be made on the Owner Trust Certificate. The Notes and Owner Trust Certificate are non-recourse to Ambac, Ambac Assurance and the Segregated Account, but are collateralized by the junior surplus note. It is uncertain whether and to what extent Ambac will realize value from the Owner Trust Certificate.
Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015), Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”) and to reimburse certain operating costs and expenses. Ambac received $70.9 million of tolling payments in April 2016 based on NOLs used by Ambac Assurance through December 31, 2015. For the nine months ended September 30, 2016, Ambac Assurance has generated taxable income of $132.3 million, resulting in additional tolling accruals of $18.6 million, which assuming Ambac Assurance's cumulative full year 2016 taxable income does not change, will be paid to Ambac in April of 2017. In addition the filing of the 2015 tax return resulted in a $0.5 million additional tolling amount, which was paid on November 1, 2016.
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

| Ambac Financial Group, Inc. 70 2016 Third Quarter FORM 10-Q |

for the year ended December 31, 2015, the Segregated Account is, and was, obliged to make Interim Payments of 45% of each permitted policy claim to be paid on or after July 21, 2014 in accordance with the amended Segregated Account Rehabilitation Plan and associated rules and guidelines.
In addition, as described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015,

•
the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. The Segregated Account made, in aggregate, Supplemental Payments and Special Policy Payments in respect of permitted policy claims of $20.7 million and $61.2 million during the three and nine months ended September 30, 2016, respectively and $12.7 million and $69.5 million during the three and nine months ended September 30, 2015, respectively.

•
under the Segregated Account Rehabilitation Plan the unpaid balance of permitted policy claims ("Deferred Amounts") will accrue interest until such outstanding policy obligations are paid in full. Interest on the Deferred Amounts will accrue generally at an effective rate of 5.1%, compounded annually. The Segregated Account is responsible for unpaid accrued interest of $617.9 million through September 30, 2016.

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

Annually from 2011 through 2016, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. Ambac Assurance and the Segregated Account are responsible for unpaid interest on surplus and junior surplus notes of $405.6 million through September 30, 2016.
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
During the three and nine months ended September 30, 2016, Ambac Assurance received total subrogation of $64.9 million and $1,293.0 million, respectively, net of reinsurance. Our ability to realize R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts, our future available liquidity to pay claims would be reduced materially. In January 2016, Ambac Assurance settled its RMBS-related disputes and litigation against JP Morgan Chase & Co. and certain of its affiliates (collectively "JP Morgan"). Pursuant to the settlement, JP Morgan paid Ambac Assurance $995.0 million ($992.8 million net of reinsurance) in cash in return for releases of all of Ambac Assurance's claims against JP Morgan arising from certain RMBS transactions insured by Ambac Assurance. Ambac Assurance also is entitled to other subrogation amounts relating to RMBS transactions and other contractual recoveries on public and structured finance policies. Included within other subrogation were estimated recoveries on certain insurance policies which were included in an omnibus settlement with investors in Countrywide securitizations, that was announced in June 2011 by Bank of New York Mellon, as Trustee, whereby Bank of America agreed to pay $8.5 billion across approximately 530 RMBS trusts (“Countrywide Investor Settlement”). Ambac received $100.3 million ($99.1 million net of reinsurance) related to the Countrywide Investor Settlement.
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $51.7 million as of September 30, 2016. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in

| Ambac Financial Group, Inc. 71 2016 Third Quarter FORM 10-Q |

respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.
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
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

	Nine Months Ended September 30,
($ in million)	2016	2015
Cash provided by (used in):
Operating activities	$825.5	$82.0
Investing activities	(773.2)	(182.7)
Financing activities	(64.9)	54.2
Net cash flow	$(14.5)	$(46.8)
Operating activities
The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts and fees on credit default swap contracts, investment coupon receipts, RMBS subrogation recoveries, and claim and reinsurance recoveries. The principal uses of Ambac's liquidity are the payment of operating and loss expenses, claim and commutation payments, ceded reinsurance premiums and tax payments. During the nine months ended September 30, 2016, Ambac had net loss and loss expenses recovered of $948.8 million and $21.9 million for the nine months ended September 30, 2016 and 2015, respectively . Included in the recoveries for the nine months ended September 30, 2016 were the representation and warranty receipt from JP Morgan of $992.8 million and subrogation recoveries related to the Countrywide Investor Settlement of $99.1 million. Loss and loss expenses paid, including commutation payments and excluding subrogation recoveries, were $344.3 million for the nine months ended September 30, 2016.
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
Financing Activities
Financing activities for the nine months ended September 30, 2016 included repayments of a secured borrowing of $25.3 million, payments for the extinguishment of surplus notes of $19.6 million, payments for investment agreement draws of $18.0 million and cost of warrants acquired of $1.6 million.
Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in nearly all of the investment agreements issued. At September 30, 2016 Ambac posted securities collateral of $88.9 million in connection with its outstanding investment agreement.
Ambac Financial Services, LLC (“AFS”) provides interest rate swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. AFS hedges its interest rate risk of these instruments, as well as a portion of the interest rate risk in the financial guarantee portfolio, with standardized derivative contracts, including financial futures contracts, which contain collateral or margin requirements. Under these hedge agreements, AFS is required to post collateral or margin to its counterparties and futures commission merchants to cover unrealized losses. In addition, AFS is required to post collateral or margin in excess of the amounts needed to cover unrealized losses. All AFS derivative contracts containing ratings-based downgrade triggers that could result in collateral or margin posting or a termination have been triggered. If terminations were to occur, AFS would be required to make termination payments but would also receive a return of collateral or margin in the form of cash, U.S. Treasury or U.S. government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $282.0 million (cash and securities collateral of $217.0 and $65.0 million, respectively), including independent amounts, under these contracts at September 30, 2016.

| Ambac Financial Group, Inc. 72 2016 Third Quarter FORM 10-Q |

Ambac Credit Products (“ACP”) is not required to post collateral under any of its outstanding credit derivative contracts.
BALANCE SHEET
Total assets increased by approximately $288 million from December 31, 2015 to $24.0 billion at September 30, 2016, primarily due to higher (i) derivative assets from decreases in interest rates, (ii) receivable for securities, and (iii) cash receipts from R&W settlements of $995 million and from the Countrywide Investor Settlement of $100.3 million that exceeded amounts previously included as a component of Subrogation recoverable assets. These increases are partially offset by (i) lower premium receivables from runoff and early terminations of the insured portfolio; (ii) amortization of the insurance intangible asset during the period; (iii) the impact of the devaluation of assets denominated in British Pounds; and (iv) payments under commutation and cancellations of insurance policies.
Total liabilities increased by approximately $70 million from December 31, 2015 to $21.8 billion as of September 30, 2016, primarily as a result of higher derivative liabilities from decreases in interest rates, the impact of the R&W recovery noted above on loss and loss expense reserves, and an increase in payables for securities purchased partially offset by (i) lower unearned premium reserves and (ii) lower VIE liabilities as a result of debt repurchases in 2016.
As of September 30, 2016 total stockholders’ equity was $2,176 million, compared with total stockholders’ equity of $1,958 million at December 31, 2015. This increase was primarily driven by Other Comprehensive Income during the period. Other Comprehensive Income during 2016 was driven by unrealized gains on investment securities and net income partially offset by unrealized losses from foreign currency translations.
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
Ambac UK’s non-VIE investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policyholder claims. Ambac UK’s investment portfolio is primarily fixed income investments and diversified holdings of pooled investment funds. The portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by the PRA as regulator of Ambac UK. Ambac UK’s investment policy sets forth minimum credit rating requirements and concentration limits, among other restrictions. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
The Financial Services non-VIE investment portfolio consists primarily of assets funded with proceeds from the issuance of investment agreement liabilities. The primary investment objective is to invest in a portfolio of high-grade securities that produce sufficient cash flow to satisfy all investment agreement liabilities and their collateral requirements. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.
The Corporate non-VIE investment portfolio's primary objective is to preserve capital for strategic uses while maximizing income, including investments in securities issued by or guaranteed by Ambac Assurance.

| Ambac Financial Group, Inc. 73 2016 Third Quarter FORM 10-Q |

The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at carrying value by segment at September 30, 2016 and December 31, 2015:

($ in millions)	Financial Guarantee (1)	Financial Services	Corporate	Total
September 30, 2016:
Fixed income securities	$5,609.7	$89.3	$291.4	$5,990.4
Short-term	128.7	—	2.0	130.7
Other investments	391.1	—	28.8	419.9
Fixed income securities pledged as collateral	65.0	—	—	65.0
Total investments	$6,194.5	$89.3	$322.2	$6,606.0
Percent of total	93.8%	1.3%	4.9%	100%

December 31, 2015:
Fixed income securities	$4,758.7	$109.3	$175.8	$5,043.8
Short-term	177.5	0.2	48.1	225.8
Other investments	285.3	—	25.3	310.6
Fixed income securities pledged as collateral	64.5	—	—	64.5
Total investments	$5,286.0	$109.5	$249.2	$5,644.7
Percent of total	93.7%	1.9%	4.4%	100%

(1)
Includes investments denominated in non-US dollar currencies with a fair value of £167.6 ($217.5) and €23.7 ($26.6) as of September 30, 2016 and £198.1 ($291.7) and €32.7 ($35.5) as of December 31, 2015.

| Ambac Financial Group, Inc. 74 2016 Third Quarter FORM 10-Q |

Ambac invests in various asset classes in its available-for-sale investment portfolio. Refer to Note 8. Investments for details of all investments by asset class. The following table represents the fair value of mortgage and asset-backed securities at September 30, 2016 and December 31, 2015 by classification:

($ in millions)	Financial Guarantee (1)	Financial Services	Corporate (1)	Total
September 30, 2016:
Residential mortgage-backed securities:
RMBS—First-Lien—Alt-A	$967.7	$—	$82.8	$1,050.5
RMBS—Second Lien	935.2	—	1.3	936.5
RMBS—First Lien—Sub Prime	400.5	—	—	400.5
Total residential mortgage-backed securities	2,303.4	—	84.1	2,387.5
Other asset-backed securities
Credit Cards	185.4	89.3	57.9	332.6
Military Housing	244.0	—	—	244.0
Auto	104.9	—	137.3	242.2
Student Loans	149.4	—	—	149.4
Structured Insurance	120.0	—	—	120.0
Other	40.4	—	0.7	41.1
Total other asset-backed securities	844.1	89.3	195.9	1,129.3
Total	$3,147.5	$89.3	$280.0	$3,516.8

December 31, 2015:
Residential mortgage-backed securities:
RMBS—First-Lien—Alt-A	$772.1	$—	$75.1	$847.2
RMBS—Second Lien	814.0	—	1.2	815.2
RMBS—First Lien—Sub Prime	314.9	—	—	314.9
Total residential mortgage-backed securities	1,901.0	—	76.3	1,977.3
Other asset-backed securities
Credit Cards	50.9	104.8	22.4	178.1
Military Housing	238.2	—	—	238.2
Auto	192.6	4.5	54.1	251.2
Student Loans	19.8	—	—	19.8
Structured Insurance	119.8	—	—	119.8
Other	31.3	—	2.1	33.4
Total other asset-backed securities	652.6	109.3	78.6	840.5
Total	$2,553.6	$109.3	$154.9	$2,817.8

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 8. Investments to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further details of Ambac insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities is CC and BBB- as of September 30, 2016, and CC and BBB- as of December 31, 2015, respectively.
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

| Ambac Financial Group, Inc. 75 2016 Third Quarter FORM 10-Q |

The following table provides the ratings(1) distribution of the fixed income investment portfolio based on fair value at September 30, 2016 and December 31, 2015 by segment:

Ratings (1)	Financial Guarantee	Financial Services	Corporate	Combined
September 30, 2016:
AAA	10%	100%	69%	14%
AA	8	—	2	8
A	16	—	—	15
BBB	16	—	—	15
Below investment grade (2)	42	—	29	41
Not rated (2)	8	—	—	7
Total	100%	100%	100%	100%

December 31, 2015:
AAA	11%	100%	66%	15%
AA	10	—	—	9
A	19	—	—	18
BBB	14	—	—	14
Below investment grade (2)	38	—	34	37
Not rated (2)	8	—	—	7
Total	100%	100%	100%	100%

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 45% and 41% of the 2016 and 2015 combined portfolio, respectively.

| Ambac Financial Group, Inc. 76 2016 Third Quarter FORM 10-Q |

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of September 30, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	September 30, 2016		December 31, 2015
($ in millions)	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value(1)	Gross Unrealized Losses
Municipal obligations:
Less than 12 months	$35.2	$1.4	$117.0	$2.1
Greater than 12 months	103.5	3.4	114.7	6.1
	138.7	4.8	231.7	8.2
Corporate obligations:
Less than 12 months	201.3	1.6	938.9	21.3
Greater than 12 months	9.9	0.1	92.6	3.0
	211.2	1.7	1,031.5	24.3
Foreign obligations:
Less than 12 months	2.6	—	34.9	1.0
Greater than 12 months	—	—	8.6	0.8
	2.6	—	43.5	1.8
U.S. government obligations:
Less than 12 months	1.9	—	67.5	0.1
Greater than 12 months	5.0	—	10.6	0.2
	6.9	—	78.1	0.3
U.S. agency obligations:
Less than 12 months	—	—	—	—
Greater than 12 months	4.1	—	4.2	—
	4.1	—	4.2	—
Residential mortgage-backed securities:
Less than 12 months	388.1	10.2	584.7	53.4
Greater than 12 months	517.8	35.1	213.3	11.2
	905.9	45.3	798.0	64.6
Collateralized debt obligations:
Less than 12 months	7.4	—	77.6	1.5
Greater than 12 months	29.5	0.2	—	—
	36.9	0.2	77.6	1.5
Other asset-backed securities:
Less than 12 months	354.2	0.7	450.7	3.5
Greater than 12 months	25.8	—	19.3	—
	380.0	0.7	470.0	3.5
Short-term securities:
Less than 12 months	—	—	10.0	—
Greater than 12 months	—	—	—	—
	—	—	10.0	—
Total	$1,686.3	$52.7	$2,744.6	$104.2

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.
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

| Ambac Financial Group, Inc. 77 2016 Third Quarter FORM 10-Q |

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of September 30, 2016 and December 31, 2015, by contractual maturity date:

	September 30, 2016		December 31, 2015
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$2.2	$2.2
Due after one year through five years	32.9	32.2	62.3	60.7
Due after five years through ten years	83.6	80.8	135.6	129.6
Due after ten years	27.0	25.7	39.8	39.2
	143.5	138.7	239.9	231.7
Corporate obligations:
Due in one year or less	12.0	11.9	46.1	46.0
Due after one year through five years	82.8	82.2	521.3	514.0
Due after five years through ten years	104.2	103.4	425.3	411.3
Due after ten years	13.9	13.7	63.1	60.2
	212.9	211.2	1,055.8	1,031.5
Foreign obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	0.9	0.9	12.1	11.3
Due after five years through ten years	1.7	1.7	30.0	29.3
Due after ten years	—	—	3.2	2.9
	2.6	2.6	45.3	43.5
U.S. government obligations:
Due in one year or less	5.0	5.0	—	—
Due after one year through five years	—	—	76.1	75.8
Due after five years through ten years	0.2	0.2	2.3	2.3
Due after ten years	1.7	1.7	—	—
	6.9	6.9	78.4	78.1
U.S. agency obligations:
Due in one year or less	4.1	4.1	—	—
Due after one year through five years	—	—	4.2	4.2
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	4.1	4.1	4.2	4.2
Residential mortgage-backed securities	951.2	905.9	862.6	798.0
Collateralized debt obligations	37.1	36.9	79.1	77.6
Other asset-backed securities	380.7	380.0	473.5	470.0
Short-term securities	—	—	10.0	10.0
Total	$1,739.0	$1,686.3	$2,848.8	$2,744.6
Premium Receivables. Ambac either received premium upfront at time of issuance of the insurance policy (typical of public finance obligations) or in installments (typical of structured finance obligations). For installment premium transactions, a premium receivable asset is established equal to the (i) present value of future contractual premiums due or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction. Ambac's premium receivables decreased to $706 million at September 30, 2016 from $832 million at December 31, 2015. As further discussed in Note 6. Financial Guarantee Insurance Contracts, the decrease is due to premium receipts, adjustments for changes in expected and contractual cash flows, and the impact of foreign exchange, partially offset by accretion of premium receivable discount and changes to uncollectible premiums.
Premium receivables by payment currency were as follows:

| Ambac Financial Group, Inc. 78 2016 Third Quarter FORM 10-Q |

Currency (Amounts in millions)	Premium Receivable in Payment Currency		Premium Receivable in U.S. Dollars
U.S. Dollars		$471.2	$471.2
British Pounds		£150.4	195.2
Euros		€34.1	38.3
Australian Dollars	A$	1.9	1.4
New Zealand Dollars	NZ$	0.1	0.1
Total			$706.2
Reinsurance Recoverable on Paid and Unpaid Losses. Ambac Assurance has reinsurance in place pursuant to surplus share treaty and facultative agreements. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance benefited from letters of credit and collateral amounting to approximately $141.5 million from its reinsurers at September 30, 2016.  These collateral amounts are in excess of Ambac’s reinsurance recoverable on paid and unpaid losses for each reinsurer. As of September 30, 2016 and December 31, 2015, reinsurance recoverable on paid and unpaid losses were $24.4 million and $44.0 million, respectively. The decrease was primarily due to the execution of certain commutations related to student loans reducing future expected losses in addition to the receipt of the reinsurers share of the related commutation payments.
Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. As of September 30, 2016 and December 31, 2015, the gross carrying value of the insurance intangible asset was $1,560 million and $1,627 million, respectively. Accumulated amortization of the insurance intangible asset was $537 million and $414 million, as of September 30, 2016 and December 31, 2015, respectively, resulting in a net insurance intangible asset of $1,023 million and $1,212 million, respectively. The variance in the gross insurance intangible asset is solely impacted by translation gains(losses) from the consolidation of Ambac's foreign subsidiary (Ambac UK).
Derivative Liabilities. The interest rate derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the financial guarantee portfolio. Derivative liabilities increased from $353 million to $435 million primarily due to decreases in interest rates and the Ambac CVA during 2016. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $77.3 million at September 30, 2016 and $88.8 million at December 31, 2015 to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of September 30, 2016 is a function of positive changes in the market's perception of Ambac Assurance's credit quality partially offset by the higher gross value of the associated interest rate derivative liabilities relative to December 31, 2015.
Loss and Loss Expense Reserves and Subrogation Recoverable. Loss and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including unconsolidated VIEs. Loss and loss expense reserves include the unpaid portion of interest accrued on Deferred Amounts established pursuant to the amended Segregated Account Rehabilitation Plan. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of September 30, 2016 and December 31, 2015 were $3,504 million and $2,859 million, respectively.

| Ambac Financial Group, Inc. 79 2016 Third Quarter FORM 10-Q |

Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
September 30, 2016:
Loss and loss expense reserves	$2,393	$490	$2,772	$(1,290)	$(157)	$4,208
Subrogation recoverable	617	128	96	(1,545)	—	(704)
Totals	$3,010	$618	$2,868	$(2,835)	$(157)	$3,504

December 31, 2015:
Loss and loss expense reserves	$2,139	$350	$3,265	$(1,476)	$(190)	$4,088
Subrogation recoverable	829	141	208	(2,407)	—	(1,229)
Totals	$2,968	$491	$3,473	$(3,883)	$(190)	$2,859

(1)	Present value of future recoveries include R&W subrogation recoveries of $1,923 and $2,830 at September 30, 2016 and December 31, 2015, respectively.

(2)	Includes Euro denominated gross loss and loss expense reserves. US dollar equivalents of such reserves were $17 (€15) and $19 (€18) at September 30, 2016 and December 31, 2015, respectively.
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 90% of our ever-to-date insurance claims recorded with RMBS comprising 84%. Although historically RMBS and student loan securities have been the largest source of claim activity there are reserves on Public Finance and Ambac UK credits that may result in significant claim payments in the future.
The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at September 30, 2016 and December 31, 2015:

		Unpaid Claims		Present Value of Expected Net Cash Flows
($ in millions)	Gross par outstanding (1)	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(2)
September 30, 2016:
RMBS	$6,983	$2,998	$616	$1,171	$(2,460)	$(29)	$2,296
Student Loans	733	—	—	326	(47)	(16)	263
Domestic Public Finance	5,015	12	2	829	(315)	(75)	453
Ambac UK (3)	941	—	—	432	(13)	(23)	396
All other credits	632	—	—	26	—	(14)	12
Loss expenses	—	—	—	84	—	—	84
Totals	$14,304	$3,010	$618	$2,868	$(2,835)	$(157)	$3,504

December 31, 2015:
RMBS	$8,067	$2,957	$490	$1,364	$(3,376)	$(34)	$1,401
Student Loans	1,207	—	—	559	(39)	(34)	486
Domestic Public Finance	5,246	11	1	993	(456)	(79)	470
Ambac UK (3)	943	—	—	460	(12)	(28)	420
All other credits	513	—	—	24	—	(15)	9
Loss expenses	—	—	—	73	—	—	73
Totals	$15,976	$2,968	$491	$3,473	$(3,883)	$(190)	$2,859

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves at September 30, 2016 and December 31, 2015, are $788 and $24 and $847 and $44, respectively. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.

| Ambac Financial Group, Inc. 80 2016 Third Quarter FORM 10-Q |

(3)	Present value of Expected Net Cash Flows is reduced by estimated recoveries from the Ambac UK v. J.P. Morgan Investment Management litigation.
RMBS
Ambac has exposure to the U.S. mortgage market primarily through direct financial guarantees of RMBS, including transactions collateralized by first and second liens. Gross loss and loss expense reserves increased primarily due to the reduction in estimated future recoveries as a result of collections from settlements with JP Morgan (R&W) and Countrywide (investor settlement) as well as other RMBS subrogation receipts. This was partially offset by an increase in estimated future recoveries related to a settlement reached, outside of litigation, of a dispute with regards to an Ambac insured RMBS transaction.
We established a representation and warranty subrogation recovery as further discussed in Note 6. Financial Guarantee Insurance Contracts to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries. The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before subrogation recoveries, and gross loss reserves net of subrogation for all RMBS exposures for which Ambac established reserves at September 30, 2016 and December 31, 2015:

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
September 30, 2016:
Second-lien	$1,229	$719	$—	$719
First-lien Mid-prime	2,303	1,763	—	1,763
First-lien Sub-prime	1,202	233	—	233
Other	170	139	—	139
Total Credits Without Subrogation	4,904	2,854	—	2,854
Second-lien	1,125	708	(1,339)	(631)
First-lien Mid-prime	73	92	(78)	14
First-lien Sub-prime	881	565	(506)	59
Total Credits With Subrogation	2,079	1,365	(1,923)	(558)
Total	$6,983	$4,219	$(1,923)	$2,296

December 31, 2015:
Second-lien	$1,261	$423	$—	$423
First-lien-Mid-prime	2,594	1,575	—	1,575
First-lien-Sub-prime	1,401	250	—	250
Other	193	132	—	132
Total Credits Without Subrogation	5,449	2,380	—	2,380
Second-lien	1,520	921	(2,072)	(1,151)
First-lien Mid-prime	116	424	(260)	164
First-lien Sub-prime	982	506	(498)	8
Total Credits With Subrogation	2,618	1,851	(2,830)	(979)
Total	$8,067	$4,231	$(2,830)	$1,401
Student Loans
Total student loan gross loss reserves and related gross par outstanding on Ambac insured obligations were $263 and $733 and $486 and $1,207, at September 30, 2016 and December 31, 2015, respectively. Gross loss reserves declined in 2016 primarily as a result of executed commutations and increased probabilities of prospective commutations. Gross par in the amount of $431 was commuted in 2016.
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing

| Ambac Financial Group, Inc. 81 2016 Third Quarter FORM 10-Q |

and other public purpose facilities and interests. The decrease in public finance gross loss reserves at September 30, 2016 as compared to December 31, 2015 were primarily related to claim payments during the nine months ended September 30, 2016 partially offset by adverse developments in Puerto Rico. Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	September 30, 2016		December 31, 2015
Issuer Type ($ in millions)	Gross Par Outstanding	Gross Loss Reserves	Gross Par Outstanding	Gross Loss Reserves
Lease and tax-backed	$2,141	$301	$2,277	$284
General obligation	2,030	75	2,039	99
Transportation revenue	516	66	603	62
Housing	180	11	192	24
Other	148	—	135	1
Total	$5,015	$453	$5,246	$470
Variability of Expected Future Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.
It is possible that our estimated future loss assumptions for insurance policies discussed above could be understated. We have attempted to identify reasonably possible cash flows using more stressful assumptions than the probability-weighted outcome recorded. The reasonably possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at September 30, 2016 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Such judgments may not conform to outcomes considered possible by others. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a complex model to project losses in our RMBS exposures and changes to reserves, either upward or downward are not unlikely if we used a different model or methodology to project losses. We regularly assess models and methodologies and may change our approaches as the portfolio continues to season. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1.9 billion as of September 30, 2016 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
In the case of both first and second-lien exposures, the reasonably possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at September 30, 2016 could be approximately $87 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $2,010 million.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increased interest rates and an increase in default rates and loss severities on the collateral due to economic or other factors. For student loan credits for which we have an estimate of expected loss at September 30, 2016, the reasonably possible increase in loss reserves could be approximately $157 million.
Public Finance Variability:
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, economic, fiscal or socioeconomic events or trends. For public finance credits for which we have an estimate of expected loss at September 30, 2016, the reasonably possible increase in loss reserves could be approximately $1,154 million.
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

| Ambac Financial Group, Inc. 82 2016 Third Quarter FORM 10-Q |

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
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy, and loss of capital markets access. The Commonwealth has indicated it cannot afford to pay its debts and has announced plans to improve its financial position and prospects including the restructuring of debt obligations. In April 2016, the Governor of the Commonwealth signed into law the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (known as Law 21) which allows the Governor to declare a moratorium on debt payments of the Commonwealth and its instrumentalities through January 31, 2017.  Subsequently, the Governor signed executive orders invoking Law 21, and the Commonwealth defaulted on approximately $0.9 billion out of $2.0 billion of debt service due on July 1, 2016, including on bonds insured by Ambac.

In June 2016, the United States enacted the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”).  PROMESA provides that laws such as Law 21 are not binding on any non-consenting creditor to the extent they prohibit the payment of principal or interest.  The practical effect of this provision is unknown and therefore Ambac is at risk to the ongoing execution, interpretation and ultimate enforcement of this provision.  PROMESA also provides for a temporary stay on litigation, which may delay any judicial determination regarding the application of this provision. The federal district court overseeing various creditor lawsuits in the District of Puerto Rico has held that the PROMESA litigation stay applies broadly, which may limit Ambac Assurance’s ability to engage in loss mitigation in the short term.

The Governor of the Commonwealth issued an executive order in November 2015 purporting to implement the Commonwealth Constitution’s public debt priority provision for Fiscal Year 2016, due to his claim that there are insufficient revenues to pay all appropriations for the year.  The executive order directed that certain revenues that would otherwise have been transferred to the Puerto Rico Highways and Transportation Authority (“HTA”), the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the Puerto Rico Convention Center District Authority (“PRCCDA”) be transferred instead for application to the Commonwealth’s public debt.  As a result, such revenues were not available to pay debt service owed by those entities, including on bonds insured by Ambac Assurance.  Ambac has filed a lawsuit in U.S. District Court, District of Puerto Rico, asserting that the executive orders and diversion of revenues violate the U.S. Constitution.  Refer to Note 11. Commitments and Contingencies to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for a further discussion of this lawsuit.  On October 28, 2016, Ambac Assurance opted not to contest the application of the PROMESA litigation stay to this lawsuit, while reserving the right to seek to lift the stay in the future. As a result, there may be additional delay in obtaining a ruling on the merits of the claims asserted in this lawsuit.

Beginning in April 2016 and culminating on June 30, 2016, the Governor issued additional executive orders under Law 21 declaring states of emergency at HTA, PRIFA, PRCCDA, and other Puerto Rico instrumentalities through January 31, 2017 (which emergency period can be extended under Law 21 for an additional two months) and suspending payment obligations on bonds issued by those entities, including bonds insured by Ambac Assurance.  Unlawful executive orders are preempted under PROMESA, but there is no procedure for determining whether a particular executive order is unlawful, creating uncertainty in general and with specific regard to Ambac’s own exposures regarding how the preemption provision will be implemented.

In January 2016, Ambac Assurance paid a claim related to PRIFA for $10.6 million ($10.3 million, net of reinsurance). In July 2016, Ambac Assurance paid a claim related to PRIFA for $42.7 million ($41.7 million, net of reinsurance).  Ambac Assurance also paid claims in July 2016 related to the Commonwealth’s general obligation (“GO”) bonds for $1.3 million and the Puerto Rico Public Buildings Authority bonds for $9.9 million. Ambac has substantial exposure to COFINA senior bonds.  COFINA has not defaulted in its payment obligations and we expect COFINA’s legal structure and protections to remain intact.  However, on October 7, 2016, certain holders of Puerto Rico’s GO bonds requested leave of court to file an amended complaint that, among other things, challenges the COFINA structure and seeks injunctive relief requiring the sales and use tax proceeds securing COFINA’s bonds to be transferred to the Commonwealth treasury for payment of GO bonds.  On October 26, 2016, Ambac filed a motion to intervene in that lawsuit in order to argue that the proposed claims are subject to PROMESA’s litigation stay, and reserving the right to move to dismiss the claims should the Court determine they are not stayed.  There can be no certainty that the Court will grant Ambac’s request to intervene or otherwise stay or dismiss the claims against COFINA.  If successful, the GO plaintiffs’ challenge against COFINA, and any similar claims that could be asserted by other plaintiffs in the future, could have a significant negative impact on Ambac’s liquidity and loss reserves.

As noted above, PROMESA creates a new federal legislative framework for Puerto Rico.  It is untested and many provisions are unique.  There is inherent uncertainty and risk both generally and for Ambac’s exposures specifically regarding the interpretation and implementation of PROMESA.  Among other things, PROMESA contains provisions that may permit consensual and non-consensual restructurings of debt obligations of the Commonwealth and its instrumentalities. PROMESA also confers significant powers and responsibilities on the oversight board created thereunder (the “Oversight Board”). Among other things, the Oversight Board is required to certify any insolvency petitions that may be filed by Puerto Rico instrumentalities under Title III of PROMESA, any proposed plans of adjustment in such proceedings, and any

| Ambac Financial Group, Inc. 83 2016 Third Quarter FORM 10-Q |

voluntary restructuring agreement among creditors under Title VI of PROMESA (which has the potential to bind non-consenting creditors). The Oversight Board is also required to approve fiscal plans and budgets submitted by the Commonwealth and monitor compliance with those plans and budgets, and to approve any debt issuances or modifications by the Commonwealth or its instrumentalities.  Ambac is unable to predict whether or to what extent debt restructurings will be proposed or implemented under PROMESA, and how its insured obligations will fare in any such restructuring.

On October 14, 2016, the Governor presented the Commonwealth’s Fiscal and Economic Growth Plan (“FEGP”) to PROMESA oversight board members.  The FEGP lays out various economic scenarios in which Puerto Rico incurs significant deficits over the next 10 years.  These range from $58.7 billion, if Puerto Rico loses Affordable Care Act money from the federal government in 2018 and other revenue shortfall assumptions, to $5.7 billion, if Puerto Rico excludes all debt service payments over the next 10 years in isolation.  These scenarios imply significant cuts to debt service obligations are required in order to balance budgets and eliminate fiscal deficits.  In addition, the FEGP states that one of its core principles is to create a sustainable debt level that allows for growth. Although the FEGP does not present any specific proposal with respect to restructuring the debt obligations of the Commonwealth or its instrumentalities, it advocates for several key principles that the Commonwealth believes should be part of any debt restructuring offer, which may result in restructurings that include significant cuts to payment of principal and interest on debts insured by Ambac Assurance.  The realization of such consequences could lead to losses for Ambac that may ultimately exceed current reserves. Ambac is unable to predict whether the Oversight Board will certify the FEGP or any similar fiscal plan to be submitted in the future.

As a result of the matters described above, including the current payment moratorium, the uncertainty concerning the outcome of various litigations, the decisions to be made by the Oversight Board, the soundness and implementation of the current FEGP or any future fiscal plans, and the potential restructuring of debt insured by Ambac Assurance, either with or without its consent, losses may exceed current reserves in a material manner.

Our loss reserves include scenarios designed to cover a range of possible outcomes, some of which assume we incur liquidity claims and / or permanent losses, but the possible outcomes could shift quickly and materially in an adverse manner as this volatile situation continues to develop.

Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes such as litigation, depending upon the nature of the exposure. For all other credits, including Ambac UK, for which we have an expected loss, the sum of all the highest stress case loss scenarios is $418 million greater than the current loss reserve at September 30, 2016.
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
Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $921.9 million and $1,312.8 million at September 30, 2016, respectively, as compared to $624.8 million and $1,015.7 million at December 31, 2015, respectively. At September 30, 2016, Ambac Assurance's surplus as regards to policyholders of $921.9 million exceeded the Minimum Surplus Amount. The increase in policyholder surplus during 2016 was primarily from net income during the period. During the nine months ended September 30, 2016 Ambac Assurance repurchased $18.6 million par value of the surplus notes and settled certain

| Ambac Financial Group, Inc. 84 2016 Third Quarter FORM 10-Q |

residual obligations related to previously called surplus notes, resulting in a reduction of $7.5 million in Ambac Assurance's statutory policyholder surplus.
The Segregated Account’s statutory policyholder surplus amount was $382.2 million and $387.6 million as of September 30, 2016 and December 31, 2015, respectively. The Segregated Account's decrease in policyholder surplus was primarily due to a reduction in junior surplus notes as a result of rent payments made by Ambac Assurance during the nine months ended September 30, 2016. The junior surplus notes reduce as rent payments are made by Ambac Assurance; $3.0 million occurred during 2016.
Ambac Assurance’s statutory policyholder surplus includes $375.0 million of junior surplus notes issued by the Segregated Account. The junior surplus notes, as well as preferred stock issued by Ambac Assurance, are obligations that have claims on the resources of Ambac Assurance and the Segregated Account which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
Ambac Assurance’s statutory surplus is sensitive to multiple factors, including: (i) loss reserve development (inclusive of policies allocated to the Segregated Account), (ii) approval by OCI of interest payments on surplus notes issued by Ambac Assurance or the Segregated Account, (iii) approval by OCI of principal or interest payments on junior surplus notes issued by the Segregated Account, (iv) deterioration in the financial position of Ambac Assurance subsidiaries that have their obligations guaranteed by Ambac Assurance, (v) first time payment defaults of insured obligations, which increase statutory loss reserves, (vi) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (vii) reinsurance contract terminations at amounts that differ from net assets recorded, (viii) changes to the fair value of investments carried at fair value, (ix) settlements of representation and warranty breach claims at amounts that differ from amounts recorded, including failures to collect such amounts, (x) realized gains and losses, including losses arising from other than temporary impairments of investment securities, and (xi) future changes to prescribed SAP practices by the OCI.
AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under the provisions of The Large and Medium-sized Companies and Groups (Accounts and Reports) Regulations 2008 relating to insurance companies. In March 2013, the Financial Reporting Council issued FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland"; which provides accounting and reporting requirements for unlisted entities, which was effective January 1, 2015. FRS 102 is a single coherent financial reporting standard replacing old UK GAAP. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Ambac's 2015 Form 10-K/A for additional information on the significant differences between this accounting basis and U.S. GAAP. The surplus in Ambac UK’s shareholder funds under UK GAAP was £112.0 million at September 30, 2016 as compared to a surplus of £47.8 million at December 31, 2015. Ambac UK’s improvement in shareholders’ funds was primarily due to net income from premium receipts and investment income. At September 30, 2016, the carrying value of cash and investments was £436.6 million, an increase from £384.7 million at December 31, 2015. The increase in cash and investments is due to foreign exchange gains on US dollar denominated holdings and gains on pooled investment funds in Ambac UK's investment portfolio.
Beginning January 1, 2016 Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  The calculation of capital resources, regulatory capital requirements and regulatory capital deficits under Solvency II as at June 30, 2016 represents the most recent available data for these three items. The calculation of capital resources, regulatory capital requirements and regulatory capital deficit of Ambac UK as at September 30, 2016 will be finalized on November 25, 2016 and will be published on Ambac's website shortly thereafter.
Capital resources under Solvency II were a deficit of £139.0 million at June 30, 2016 as compared to £89.9 million at January 1, 2016. The deficit at June 30, 2016 and January 1, 2016 are in comparison to a regulatory capital requirement of £379.0 million and £361.1 million as of June 30, 2016 and January 1, 2016, respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £518.0 million and £451.0 million at June 30, 2016 and January 1, 2016, respectively. The regulators are aware of the deficiency in capital resources as compared to capital requirements and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.

NON-GAAP FINANCIAL MEASURES
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company reports two non-GAAP financial measures: Operating Earnings and Adjusted Book Value. The most directly comparable GAAP measures are net income attributable to common stockholders for operating earnings and Total Ambac Financial Group, Inc. stockholders’ equity for Adjusted Book value. A non-GAAP financial measure is a numerical measure of financial performance or financial position that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying drivers of our business and the impact of certain items that the Company believes will reverse from GAAP book value over time through the GAAP statements of comprehensive income. Operating Earnings and Adjusted Book Value are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.

| Ambac Financial Group, Inc. 85 2016 Third Quarter FORM 10-Q |

Ambac has a significant U.S. tax net operating loss (“NOL”) that is offset by a full valuation allowance in the GAAP consolidated financial statements. As a result of this and other considerations, for purposes of non-GAAP measures, we utilized a 0% effective tax rate; which is subject to change.
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

•
Foreign exchange (gains) losses: Elimination of the foreign exchange gains (losses) on the re-measurement of assets, liabilities and transactions in non-functional currencies. For periods prior to the three months and nine months ended September 30, 2016, we eliminated the foreign exchange gains (losses) on the re-measurement of net premium receivables and loss and loss expense reserves in non-functional currencies. Given the long-duration of a significant portion of these premium receivables and loss reserves, the foreign exchange re-measurement gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that Ambac will ultimately recognize. Beginning with the three and nine months ended September 30, 2016, we have eliminated the foreign exchange gains (losses) on all assets, liabilities and transactions in non-functional currencies. Expanding this adjustment to include all foreign exchange gains (losses) enables users of our financial statements to better view the business results without the impact of fluctuations in foreign currency exchange rates, particularly as assets held in non-functional currencies have grown, and facilitates period-to-period comparisons of Ambac's operating performance. Note that we have not recast prior period adjustments to conform to the methodology as such amounts were not material.

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

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Operating Earnings on a total dollar amount and per diluted share basis, for all periods presented:

	Three Months Ended September 30,
	2016		2015
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income (loss) attributable to common stockholders	$101.5	$2.22	$(391.0)	$(8.66)
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(1.6)	(0.03)	(34.1)	(0.76)
Financial guarantee VIEs consolidated	4.4	0.09	30.5	0.68
Insurance intangible amortization	44.5	0.97	39.7	0.88
Impairment of goodwill	—	—	514.5	11.39
Foreign exchange (gains) losses (1)	(15.5)	(0.34)	14.7	0.32
Fair value (gain) loss on derivative products from Ambac CVA	14.8	0.32	(3.8)	(0.08)
Operating earnings	$148.1	$3.23	$170.5	$3.77

| Ambac Financial Group, Inc. 86 2016 Third Quarter FORM 10-Q |

	Nine Months Ended September 30,
	2016		2015
($ in millions, except share data)	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income attributable to common stockholders	$169.5	$3.74	$106.4	$2.30
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(6.6)	(0.15)	(39.3)	(0.85)
Financial guarantee VIEs consolidated	154.9	3.41	(12.0)	(0.26)
Insurance intangible amortization	134.5	2.97	115.2	2.48
Impairment of goodwill	—	—	514.5	11.10
Foreign exchange (gain) loss (1)	24.9	0.55	18.8	0.41
Fair value (gain) loss on derivative products from Ambac CVA	4.1	0.09	(19.4)	(0.42)
Operating earnings	$481.3	$10.61	$684.2	$14.76

(1)
Refer to the description of the foreign exchange (gain) loss adjustment above this table for a discussion of the change in methodology that was effective for the three and nine months ended September 30, 2016.

As noted in the table above, the largest reconciling item between net income (loss) attributable to common stockholders to Operating Earnings is the effect of consolidating financial guarantee variable interest entities. During the nine months ended September 30, 2016, Operating earnings was impacted by Ambac's cancellation of $467.0 million ($458.5 million, net of reinsurance) of debt issued by a consolidated variable interest entity subsequent to Ambac Assurance's purchase of such securities. This cancellation of bonds previously purchased is substantially all of the $154.9 million reconciling items noted above for the nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, Ambac recorded a full non-cash, non-tax deductible goodwill impairment charge of $514.5 million.
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

| Ambac Financial Group, Inc. 87 2016 Third Quarter FORM 10-Q |

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	September 30, 2016		December 31, 2015
($ in millions, except share data)	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,909.6	$42.32	$1,684.8	$37.41
Adjustments:
Non-credit impairment fair value losses on credit derivatives	12.4	0.27	19.0	0.42
Financial guarantee VIEs consolidated	(130.5)	(2.89)	(302.8)	(6.72)
Insurance intangible asset	(1,022.9)	(22.67)	(1,212.1)	(26.91)
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(74.6)	(1.65)	(78.7)	(1.75)
Net unearned premiums and fees in excess of expected losses	938.8	20.81	1,056.6	23.46
Net unrealized investment (gains) losses in accumulated other comprehensive income	(183.6)	(4.07)	(51.0)	(1.13)
Adjusted book value	$1,449.2	$32.12	$1,115.8	$24.78
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Operating Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2015 to September 30, 2016 was primarily driven by operating earnings, partially offset, as was shareholders' equity, by foreign exchange losses resulting primarily as a consequence of the Brexit referendum vote.

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
A portion of the interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.6 million for a 1 basis point parallel shift in USD swap rates up or down at September 30, 2016. The impact of the macro-hedge is included in the interest rate sensitivity table below.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) on these financial instruments, assuming immediate changes in interest rates at specified levels at September 30, 2016:

| Ambac Financial Group, Inc. 88 2016 Third Quarter FORM 10-Q |

	Change in Interest Rates
($ in millions)	300 basis point rise	200 basis point rise	100 basis point rise	Base scenario	100 basis point decline(1)	200 basis point decline(1)
Estimated change in net fair value	$107	$80	$45	$—	$(61)	$(88)
Estimated net fair value	2,178	2,151	2,116	2,071	2,010	1,983

(1)	Incorporates an interest rate floor of 0%.
Due to the low interest rate environment as of September 30, 2016, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
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
The following table summarizes the estimated change in fair values on Ambac’s credit derivative contracts (based on the valuation methodology discussed in Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q) assuming immediate parallel shifts in reference obligation credit spreads at September 30, 2016. It is more likely that actual changes in credit spreads will vary by security:

	Change in Reference Obligation Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(25)	$(5)	$—	$5	$15
Estimated fair value	(42)	(22)	(17)	(12)	(2)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $2.8 million reduction to the credit derivatives liability as of September 30, 2016. At September 30, 2016 the credit valuation adjustment resulted in a 14.2% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 7. Fair Value Measurements to the Unaudited Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for further information on measurement of the credit valuation adjustment.
The fair value of interest rate swaps may be affected by changes to the credit valuation adjustment attributable to the risk of counterparty or Ambac non-performance. Generally, the need for a counterparty (or Ambac) credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with financial guarantee customers are not typically subject to collateral posting agreements. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $74.6 million as of September 30, 2016. Counterparty credit adjustments included in the fair value of interest rate swaps reduced the derivative asset fair value by $25.6 million as of September 30, 2016.
The following table summarizes the estimated change in fair values on Ambac's credit derivative and interest rate derivative net liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at September 30, 2016:

	Change in Ambac Credit Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$30	$6	$—	$(7)	$(40)
Estimated fair value	(302)	(326)	(332)	(339)	(372)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and were purchased in Ambac's investment portfolio have credit spread risk characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at September 30, 2016. It is more likely that actual changes in credit spreads will vary by security:

| Ambac Financial Group, Inc. 89 2016 Third Quarter FORM 10-Q |

	Change in Spreads
($ in millions)	250 basis point widening	50 basis point widening	Base scenario	50 basis point narrowing	250 basis point narrowing
Estimated change in fair value	$(309)	$(61)	$—	$62	$315
Estimated fair value	3,228	3,476	3,537	3,599	3,852
Foreign Currency Risk
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily pounds sterling, euros and Australian dollars. These financial instruments are primarily invested assets of Ambac UK and credit derivative contracts. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in spot foreign exchange rates to U.S. dollars as of September 30, 2016.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(46)	$(23)	$23	$46
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
Disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and as a result of the previously identified material weakness in internal control with respect to the modeling of residential mortgage backed collateral losses within certain securitizations that have insurance policies issued by Ambac as discussed in the Amendment No. 1 to the December 31, 2015 Annual Report on Form 10-K/A filed on May 11, 2016 (“10-K/A”), Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, Ambac’s disclosure controls and procedures were not effective.
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
Notwithstanding the existence of this material weakness in internal control over financial reporting, Ambac believes that the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, Ambac’s consolidated financial position as of September 30, 2016 and December 31, 2015 and consolidated results of operations and cash flows for the three and six months ended September 30, 2016 and 2015, in conformity with U.S. generally accepted accounting principles (GAAP). In addition, there has been no change in Ambac’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, Ambac’s internal control over financial reporting.
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

| Ambac Financial Group, Inc. 90 2016 Third Quarter FORM 10-Q |

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
These economic conditions, particularly a recession or depression, may have a material adverse effect on Ambac’s international insured exposures particularly in the UK and Europe, the majority of which reside in Ambac Assurance UK Limited (“Ambac UK”). The creditworthiness of Ambac’s international insured exposures is subject to risks associated with, among other matters, lower asset values related to collateral backing transactions, depressed demand for services resulting in lower operating cash flows and reduced access to the capital markets and other sources of financing. In addition, such conditions may have a material adverse effect on the value and volatility of investments, including investments in UK property funds and equities that Ambac maintains, mainly through Ambac UK, in markets and currencies outside of the U.S. Collectively, these effects may have a negative impact on Ambac’s operating results and financial condition resulting from unexpected credit, investment and foreign exchange losses, volatile asset values, reduced liquidity and lost revenues.
The uncertainty concerning the timing and terms of the Brexit could result in additional volatility in the equity, foreign exchange, real property, bond and other markets, which could adversely impact the UK economy and Ambac's results of operations and financial condition over the near and long term.
See Management's Discussion and Analysis in Part 1 Item 2 of this Form 10-Q for Ambac's net par outstanding at September 30, 2016 by exposure currency and Ambac's assets and liabilities denominated in currencies other that the US dollar.
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
We have $2.1 billion of net par exposure to the Commonwealth of Puerto Rico, including its affiliates and public corporations. Components of Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy. The Commonwealth has announced that it cannot meet its obligations and that it intends to impair some or all of its creditors. In April 2016, the Commonwealth enacted the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act, which the Governor of

| Ambac Financial Group, Inc. 91 2016 Third Quarter FORM 10-Q |

Puerto Rico has invoked to, among other things, prevent the payment of debt service owed by several issuers. The Commonwealth and certain of its instrumentalities have defaulted on a portion of their debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the Puerto Rico economy and its tourism industry, which may be impacted by factors such as perceptions regarding its ability to maintain appropriate infrastructure standards as well as the potential impact of the Zika virus. Given our exposure to Puerto Rico and the economic, legal and political uncertainties associated therewith, our loss reserves may ultimately prove to be insufficient to cover our losses and may be subject to material volatility.
The Commonwealth has proposed to restructure its obligations and those of certain of its affiliates and public corporations. Alternatives could be proposed or adopted that could significantly impair our exposures, including by failing to recognize or properly differentiate legal structures and protections applicable to such exposures, such that our loss reserves would need to be increased. In June 2016, the United States enacted the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). Among other things, PROMESA contains provisions that may permit consensual and non-consensual restructurings of debt obligations of the Commonwealth and its instrumentalities under the auspices of an oversight board created thereunder, subject to compliance with PROMESA. The members of the oversight board were appointed on August 31, 2016. At this time, Ambac is unable to predict whether or to what extent debt restructurings will be proposed or implemented under PROMESA, and what such restructurings would entail. PROMESA also contains a temporary stay on litigation, thus potentially limiting Ambac Assurance’s ability to engage in loss mitigation. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, there could be material variability in our loss reserves for the foreseeable future.
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
None.

(b)	Purchases of Equity Securities By the Issuer and Affiliated Purchasers
There were no repurchases of equity securities made during the three months ended September 30, 2016. Ambac does not have a stock repurchase program.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. As of September 30, 2016, Ambac had repurchased 922,682 warrants totaling $7.5 million leaving 4,116,319 warrants outstanding with an exercise price of $16.67 per share and expiration of April 30, 2023. On November 3, 2016, the Board of Directors of Ambac authorized a $10.0 million increase to the warrant repurchase program, bringing the remaining aggregate authorization at September 30, 2016 to $12.6 million.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On November 1, 2016 (the “Effective Date”), Ambac Financial Group, Inc. (“Ambac”) and its principal subsidiary, Ambac Assurance Corporation (“Ambac Assurance;” and together with Ambac, the “Company”), entered into an Employment Agreement (the “Agreement”) with David Trick, pursuant to which Mr. Trick will continue to serve as Chief Financial Officer and Treasurer of both companies, and was given the additional title of Executive Vice President. The Agreement has an initial term of one (1) year and will automatically renew for successive one (1) year terms unless either party notifies the other that it does not wish to renew the Agreement at least 120 days before the end of the then-current term (the initial one year period of employment under the Agreement and any successor period is known as the “Employment Period”).
Under the Agreement, Mr. Trick is entitled to an annual base salary of no less than $750,000, commencing as of March 7, 2016, and is eligible for an annual bonus pursuant to the Company’s annual bonus plan for senior executives. A portion of Mr. Trick’s bonus may be awarded in the form of vested equity grants with deferred settlement (not to exceed 25% of his bonus amount for the 2016 calendar year or 40% for any ensuing

| Ambac Financial Group, Inc. 92 2016 Third Quarter FORM 10-Q |

calendar year), as determined in the discretion of the Compensation Committees of the Boards of Directors of Ambac and Ambac Assurance, acting jointly (together, the “Joint Compensation Committee”). The amount of any annual bonus paid to Mr. Trick during the Employment Period shall be based on the achievement of pre-established performance goals that are established by the Joint Compensation Committee. Mr. Trick’s target bonus shall be set at no less than 55% of base salary.
In addition, during the Employment Period, Mr. Trick will be eligible to participate in Ambac’s incentive compensation plan, or any successor or additional plan, subject to the terms of any such plan, as determined in the discretion the Joint Compensation Committee. Equity awards granted to Mr. Trick under Ambac’s incentive compensation plan shall be similar in form and shall have similar terms and conditions (other than amount) as equity awards granted to other senior executives of Ambac Assurance. With respect to each calendar year that ends during the Employment Period, Mr. Trick’s target annual long-term incentive award amount shall be no less than $250,000, as determined by the Joint Compensation Committee in its discretion.
If the Company terminates Mr. Trick’s employment other than for “Cause” (including notice of non-renewal by the Company) or Mr. Trick terminates his employment with “Good Reason” (as each such term is defined in the Agreement), the Company will pay to Mr. Trick his base salary due through the date of termination, any unpaid bonuses earned with respect to any fiscal year ending on or preceding the date of termination and any other accrued benefits to which Mr. Trick is entitled as of the date of termination. In addition, Mr. Trick will be entitled to receive the following severance payments and benefits: (a) a lump sum payment equal to 1.5 times the sum of (i) his base salary and (ii) the amount of his target bonus, (b) a lump sum payment equal to his target bonus for the year in which the termination occurs pro-rated to reflect the time of service for such year through the date of termination, and (c) Mr. Trick and his eligible dependents will be entitled to continue to participate in such basic medical and life insurance programs of the Company as are in effect from time to time, on the same terms and conditions as applicable to active senior executives of the Company, for twelve months or, if earlier, until the date Mr. Trick becomes eligible to receive coverage from another employer or is otherwise no longer eligible to receive COBRA continuation coverage. With respect to all of Mr. Trick’s outstanding equity awards granted on and after the Effective Date, (i) Mr. Trick will receive 12 months of vesting acceleration on his then-outstanding awards or, if vesting is less frequent than annually, a pro rata portion, with the period from the last vesting date (or, if none, the grant date) as the numerator and the period from such last vesting date (or grant date) to the next vesting date as the denominator, and (ii) with respect to Mr. Trick’s then-outstanding performance-based equity awards, he will be deemed to have satisfied the service-based component of such awards and will be eligible to receive a portion of each such award based on actual performance through the end of the applicable performance period, pro-rated to reflect Mr. Trick’s actual service plus 12 months during each performance period.
If the Company terminates Mr. Trick’s employment other than for Cause (including notice of non-renewal by the Company) or Mr. Trick terminates his employment for Good Reason, in each case in contemplation of and no more than 90 days prior to, or one year following the occurrence of, a “Change in Control” (as defined in the Agreement), then, the multiplier used to determine the severance payments that Mr. Trick would otherwise be entitled to receive, as described in clause (a) of the immediately preceding paragraph shall be 2.0 instead of 1.5, and (i) all of Mr. Trick’s then-outstanding time-based equity awards granted on or after the Effective Date will become immediately vested and (ii) with respect to his then-outstanding performance-based equity awards granted on or after the Effective Date, Mr. Trick will be eligible to vest in each such award based on actual performance through the end of the applicable performance period.
Severance payments made to Mr. Trick in connection with his termination of employment are subject to his delivery of a general release of claims and his material compliance with the restrictive covenants set forth in the Agreement. The Agreement contains restrictive covenants relating to the non-disclosure of confidential information, non-competition (which runs for 12 months following Mr. Trick’s termination of employment), non-solicitation (or hiring) of employees (which runs for 12 months following Mr. Trick’s termination of employment), mutual non-disparagement (which runs for three years following Mr. Trick’s termination of employment), and cooperation on certain matters (which runs for 12 months following Mr. Trick’s termination of employment). The Agreement also sets forth certain stock ownership guidelines that will apply to Mr. Trick. The guidelines generally require that Mr. Trick hold shares of the Company’s common stock equal in value to three times his base salary. The Agreement also provides that Mr. Trick’s compensation will be subject to claw-back or recoupment to the extent required by Company policy or applicable law.
If Mr. Trick’s employment terminates due to his death or “Disability” (as defined in the Agreement) during the Employment Period, then Mr. Trick (or his legal representative or estate) will be entitled to receive his base salary through the date of termination, any unpaid bonuses earned with respect to any fiscal year ending on or preceding the date of termination, and an annual bonus for the year of termination based on actual full-year performance (with any individual factor being rated at 100%), pro-rated to reflect the time of service for such year through the date of termination, and any other accrued benefits to which Mr. Trick is entitled as of the date of termination. With respect to all of Mr. Trick’s outstanding equity awards granted on and after the Effective Date, (i) Mr. Trick will receive 12 months of vesting acceleration on his then-outstanding awards or, if vesting is less frequent than annually, a pro rata portion, with the period from the last vesting date (or, if none, the grant date) as the numerator and the period from such last vesting date (or grant date) to the next vesting date as the denominator, and (ii) with respect to Mr. Trick’s then-outstanding performance-based equity awards, he will be deemed to have satisfied the service-based component of such awards and will be eligible to receive a portion of each such award based on actual performance through the end of the applicable performance period, pro-rated to reflect Mr. Trick’s actual service plus 12 months during each performance period.
The preceding summary of the Agreement contained in this section “Item 5. Other Information” is qualified in its entirety by reference to the full text of the Agreement attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q, as though it were fully set forth herein.

| Ambac Financial Group, Inc. 93 2016 Third Quarter FORM 10-Q |

Item 6.    Exhibits

Exhibit Number	Description
10.1
Separation Agreement dated September 15, 2016 by and between Ambac Financial Group, Inc. and Cathleen J. Matanle (filed as Exhibit 10.1 to Ambac financial Group, Inc.'s Current Report on Form 8-K, filed on September 16, 2016 and incorporated herein by reference).

10.2+	Employment Agreement dated as of November 1, 2016 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and David Trick.
12.1+	Computation of Ratio of Earnings to Fixed Charges.
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.
32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed herewith.
++	Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	November 3, 2016	By:	/S/ DAVID TRICK
		Name:	David Trick
		Title:	Chief Financial Officer and Treasurer
(Duly Authorized Officer and
Principal Financial Officer)

| Ambac Financial Group, Inc. 94 2016 Third Quarter FORM 10-Q |