Form 10-K
period 2016-12-31
AMBAC FINANCIAL GROUP INC
filed 2017-02-28
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2016 was $742,702,392. As of February 24, 2017, there were 45,228,945 shares of Common Stock, par value $0.01 per share, were outstanding.
Documents Incorporated By Reference
Portions of the Registrant’s proxy statement for its 2017 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Part III Items 10, 11, 12, 13, and 14.

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
Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) the highly speculative nature of Ambac’s common stock and volatility in the price of Ambac’s common stock; (2) uncertainty concerning our ability to achieve value for holders of Ambac securities, whether from Ambac Assurance Corporation (“Ambac Assurance”) or from transactions or opportunities apart from Ambac Assurance; (3) adverse effects on our share price resulting from future offerings of debt or equity securities that rank senior to our common stock; (4) potential of rehabilitation proceedings against Ambac Assurance; (5) dilution of current shareholder value or adverse effects on our share price resulting from the issuance of additional shares of common stock; (6) inadequacy of reserves established for losses and loss expenses and possibility that changes in loss reserves may result in further volatility of earnings; (7) decisions made by the rehabilitator of the Segregated Account of Ambac Assurance Corporation (the “Segregated Account”) for the benefit of policyholders that may result in material adverse consequences for holders of Ambac’s securities or holders of securities issued or insured by Ambac Assurance or the Segregated Account; (8) increased fiscal stress experienced by issuers of public finance obligations or an increased incidence of Chapter 9 filings or other restructuring proceedings by public finance issuers; (9) our inability to realize the expected recoveries included in our financial statements; (10) credit risk throughout our business, including but not limited to credit risk related to residential mortgage-backed securities, student loan and other asset securitizations, collateralized loan obligations, public finance obligations and exposures to reinsurers; (11) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss; (12) risks associated with adverse selection as our insured portfolio runs off; (13) adverse effects on operating results or our financial position resulting from measures taken to reduce risks in our insured portfolio; (14) intercompany disputes or disputes with the rehabilitator of the Segregated Account; (15) our inability to monetize assets, restructure or exchange outstanding debt and insurance obligations, or commute or reduce insured exposures, or the failure of any such transaction to deliver anticipated results; (16) our substantial indebtedness could adversely affect our financial condition, operating flexibility and ability to obtain financing in the future; (17) restrictive covenants in agreements and instruments may impair our ability to pursue or achieve our business strategies; (18) loss of control rights in transactions for which we provide insurance due to a finding that Ambac Assurance has defaulted, whether due to the Segregated Account rehabilitation proceedings or otherwise; (19) our results of operation may be adversely affected by events or circumstances that result in the accelerated amortization of our insurance intangible asset; (20) adverse tax consequences or other costs resulting from the Segregated Account rehabilitation plan, from rules and procedures governing the payment of permitted policy claims, or from the characterization of our surplus notes as equity; (21) risks attendant to the change in composition of securities in our investment portfolio; (22) changes in tax law; (23) changes in prevailing interest rates; (24) factors that may influence the amount of installment premiums paid to Ambac, including the Segregated Account rehabilitation proceedings; (25) default by one or more of Ambac Assurance’s portfolio investments, insured issuers or counterparties; (26) market risks impacting assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap transactions; (27) risks relating to determinations of amounts of impairments taken on investments; (28) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (29) our inability to realize value from Ambac Assurance UK Limited or other subsidiaries of Ambac Assurance; (30) system security risks; (31) market spreads and pricing on derivative products insured or issued by Ambac or its subsidiaries; (32) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting; (33) changes in accounting principles or practices that may impact Ambac’s reported financial results; (34) legislative and regulatory developments; (35) the economic impact of “Brexit” may have an adverse effect on Ambac’s insured international portfolio and the value of its foreign investments, both of which primarily reside with its subsidiary Ambac UK; (36) operational risks, including with respect to internal processes, risk and investment models, systems and employees, and failures in services or products provided by third parties; (37) Ambac’s financial position and the Segregated Account rehabilitation proceedings that may prompt departures of key employees and may impact our ability to attract qualified executives and employees; and (38) other risks and uncertainties that have not been identified at this time.

| Ambac Financial Group, Inc. 1 2016 FORM 10-K |

PART I
Item 1.    Business
INTRODUCTION
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company incorporated in the State of Delaware on April 29, 1991. On May 1, 2013, Ambac emerged from Chapter 11 bankruptcy protection when the Second Modified Fifth Amended Plan of Reorganization became effective. Upon emergence Ambac had no outstanding debt at the holding company and approximately $5 billion of net operating loss carry-forwards, of which $4.0 billion remain at December 31, 2016.
Ambac’s primary goal is to maximize stockholder value by executing the following key strategies:

•
Active runoff of Ambac Assurance and its subsidiaries through transaction terminations, policy commutations, settlements and restructurings that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;

•	Loss recovery through litigation and exercise of contractual and legal rights;

•	Improved cost effectiveness and efficiency of the operating platform;

•
Rationalization of Ambac's and its subsidiaries' capital and liability structures, enabling simplification of corporate governance and facilitating the successful rehabilitation of the Segregated Account; and

•	Selective business transactions offering attractive risk-adjusted returns that, among other things, may permit utilization of Ambac’s net operating loss carry-forwards.
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
On October 8, 2010, OCI filed a plan of rehabilitation for the Segregated Account (the “Segregated Account Rehabilitation Plan”) in the Rehabilitation Court. The Rehabilitation Court confirmed the Segregated Account Rehabilitation Plan on January 24, 2011. On June 11, 2014, the Rehabilitation Court approved amendments to the Segregated Account Rehabilitation Plan and the Segregated Account Rehabilitation Plan, as amended, became effective on June 12, 2014. Following the effective date of the Segregated Account Rehabilitation Plan, as amended, the interim payment percentage (“IPP”) for permitted policy claims increased from 25% to 45% with effect from July 21, 2014. As with previously permitted policy claims, the remaining portion of the unpaid permitted policy claims (in this case, 55%) will remain outstanding as Deferred Amounts (as defined in the Segregated Account Rehabilitation Plan) and, subject to the adjustment for Undercollateralized Bonds (as defined in the Segregated Account Rehabilitation Plan), will accrue interest at 5.1% per annum. These Deferred Amounts, together with interest thereon, may be paid from time to time in the future at the sole discretion of the Rehabilitator.
Ambac Assurance is evaluating the possibility of entering into one or more transactions to improve the financial condition of Ambac Assurance which may, subject to OCI approval, lead to the conclusion of the Segregated Account Rehabilitation Proceedings. In pursuing this objective, Ambac Assurance is considering the possibility of monetizing certain assets, restructuring or exchanging certain outstanding debt and insurance obligations, and/or commuting or reducing insured exposures. Ambac Assurance is also discussing with OCI potential options for addressing outstanding Segregated Account and other obligations. From time to time Ambac Assurance has also discussed, and intends to continue discussing, with counterparty creditors and OCI a potential transaction pursuant to which outstanding Deferred Amounts and surplus notes, in each case including accrued interest, would be exchanged for or satisfied by indebtedness, or other instruments which may include securities, and cash or other assets. In evaluating potential transactions, we understand that OCI intends to consider, among other things, their impact on the company and policyholders, and we intend to consider, among other things, their impact on the company and our stakeholders, including, in each case, their legal, regulatory and tax implications.
However, Ambac Assurance has not reached any agreement on the terms of any such transaction, and we cannot provide any assurance that any such transaction will be consummated by Ambac Assurance in the future, or if it is, as to the timing, terms or conditions of any such transaction, or as to whether it could lead to the conclusion of the Segregated Account Rehabilitation Proceedings. Any such transaction proposed by Ambac Assurance would be subject to the prior approval of the board of directors of Ambac Assurance, OCI and the Rehabilitation Court and may require third-party consents, which may not be obtained. OCI has not indicated a course of action to address Segregated Account or other obligations or to conclude the Segregated Account Rehabilitation Proceedings. As stated in the Supplement (as defined below), the goal of the SDC (as defined below) is to provide additional directional guidance regarding the status of the Segregated Account rehabilitation during the first quarter of 2017, barring any unforeseen developments that might impede that effort. The terms, conditions, and timing of a potential conclusion of the Segregated Account Rehabilitation Proceedings are in the sole discretion of OCI, and subject to the approval of the Rehabilitation Court. This discretion includes the authority to address Segregated Account obligations without the agreement of Ambac Assurance or its board of directors. Moreover, even if the Segregated Account Rehabilitation Proceedings could be brought to a successful conclusion, there can be no assurance that any level of capital deemed sufficient by OCI to permit such conclusion will be sufficient to cover all future losses, whether currently anticipated or unanticipated.

| Ambac Financial Group, Inc. 2 2016 FORM 10-K |

On July 12, 2016, the Special Deputy Commissioner ("SDC") for the Segregated Account met with policy beneficiaries and holders of surplus notes of Ambac Assurance and the Segregated Account during which the SDC stated (i) that at present, the Rehabilitator does not have any plans to increase the interim payment percentage (“IPP”) on Segregated Account policy claims, commenting that the Rehabilitator and his advisors would need to feel highly confident that any change to the IPP would be sustainable and fair to all policyholders; (ii) that the Rehabilitator reserves the right to amend the Segregated Account Rehabilitation Plan or take such other action as he deems necessary or appropriate to adjust the rate of accretion on Deferred Amounts from time to time based on such factors as he considers relevant and, as such, the accretion rate remains under review; and (iii) his objective of seeking an exit of the Segregated Account from rehabilitation, and further stated that although his preferred goal would be to achieve an exit from rehabilitation through a consensual plan, he would advise the Rehabilitator to use all tools available to accomplish a successful and durable conclusion that enhances Ambac Assurance's long-term claims-paying ability.
On December 16, 2016, the Rehabilitator filed with the Rehabilitation Court a supplement to his 2016 Annual Report dated June 1, 2016 relating to the Segregated Account Rehabilitation Proceedings (the “Supplement”). In the Supplement, the Rehabilitator reiterated his goal of achieving a successful and durable conclusion to the Segregated Account Rehabilitation Proceedings. The Rehabilitator also stated in the Supplement that at the present time and absent further actions, Ambac Assurance has insufficient capital to demonstrate to the satisfaction of the Rehabilitator that the Segregated Account Rehabilitation Proceedings could be concluded and leave Ambac Assurance with sufficient financial resources to meet all policy obligations, as projected by the Rehabilitator (in his sole discretion) under a varying range of base and stress case scenarios. The Rehabilitator further stated in the Supplement that given such requirements, any transaction facilitating the conclusion of the Segregated Account Rehabilitation Proceedings will need to provide for an increase in Ambac Assurance’s existing surplus capital, as determined and defined by OCI in its sole discretion. We cannot provide assurance that the terms of any possible transaction will satisfy OCI or the Rehabilitator that Ambac Assurance has, or will have, sufficient capital to meet all policy obligations after the conclusion of the Segregated Account Rehabilitation Proceedings.
The execution of Ambac’s strategy to actively run off Ambac Assurance and its subsidiaries is subject to the authority of the Rehabilitator to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. The Rehabilitator's authority includes, but is not limited to, sole discretion over the rate at which the Segregated Account pays claims and the accretion rate on Deferred Amounts. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. Accordingly, oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Opportunities for transaction terminations, policy commutations, settlements and restructurings also depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity.
Refer to Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on the Segregated Account and the Segregated Account Rehabilitation Proceedings.
Although we are exploring selective business transactions for Ambac, no assurance can be given that we will be able to execute the acquisition or development of any new businesses or assets. In addition, there can be no assurance that we will be able to obtain the financial and other resources that may be required to finance the acquisition or development of new businesses or assets that may permit utilization of Ambac’s net operating loss carry-forwards. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is highly speculative.
Ambac has two reportable business segments: Financial Guarantee and Financial Services.
Ambac’s Financial Guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance and its wholly owned subsidiary Ambac Assurance UK Limited (“Ambac UK”), both of which have been in runoff since 2008. Insurance policies insured by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of the financial condition of Ambac Assurance and Ambac UK has prevented these companies from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of Ambac Assurance’s financial condition, by the rehabilitation of the Segregated Account and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Refer to "Dividend Restrictions, Including Contractual Restrictions" below and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on dividend payment restrictions.
Ambac Assurance and its subsidiaries have been working toward reducing uncertainties within its insured portfolio through active monitoring and management of key exposures such as Puerto Rico, asset-backed securities (including residential mortgage-backed (RMBS) and student loans) and municipal entities with stressed financial conditions. Additionally, Ambac Assurance and its subsidiaries are actively prosecuting legal claims (including RMBS related lawsuits), managing the regulatory framework and other aspects of the Segregated Account, seeking to optimize capital allocation in a challenging environment that includes long duration obligations and attempting to retain key employees.

| Ambac Financial Group, Inc. 3 2016 FORM 10-K |

Ambac’s Financial Services business segment is operated by subsidiaries of Ambac Assurance. This segment provides financial and investment products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. The Financial Services business also maintains interest rate derivatives to mitigate exposure to floating rate insured obligations in the Financial Guarantee segment. Ambac Assurance insured all of the obligations of its financial services subsidiaries. The financial services businesses are in runoff, which is being effectuated by transaction terminations, settlements, assignments and scheduled amortization of contracts.
Enterprise Risk Management
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
The Governance and Nominating Committee oversees the management of risk primarily associated with Ambac’s ability to attract and retain quality directors, Ambac’s corporate governance programs and practices and our compliance therewith. Additionally, the Governance and Nominating Committee oversees the processes for evaluation of the performance of the Board, its committees and management each year and considers risk management effectiveness as part of their evaluation. The Governance and Nominating Committee also performs oversight of the business ethics and compliance program, and reviews compliance with Ambac’s Code of Business Conduct.
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
Common Stock Restrictions
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

| Ambac Financial Group, Inc. 4 2016 FORM 10-K |

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
Available Information
Our Internet address is www.ambac.com. We make available free of charge, through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222 email: ir@ambac.com. The reference to our website address does not constitute inclusion or incorporation by reference of the information contained on our website in this Form 10-K or other filings with the SEC, and the information contained on our website is not part of this document.
Financial information concerning our business segments for each of 2016, 2015 and 2014 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and the Notes thereto, included elsewhere in this Form 10-K.
FINANCIAL GUARANTEE SEGMENT
The Financial Guarantee segment includes insurance policies and credit derivative contracts provided by Ambac Assurance and its subsidiaries. Generally, financial guarantees provide an unconditional and irrevocable guarantee which protects the holder of a debt obligation against non-payment when due. Pursuant to such guarantees, Ambac Assurance and its subsidiaries make payments if the obligor responsible for making payments fails to do so when scheduled. Credit derivatives also permit certain counterparties to assert mark-to-market termination claims under certain conditions; however, the assertion of such mark-to-market claims has been enjoined by the Rehabilitation Court. See discussion of “Ambac Assurance Liquidity” in Part II, Item 7 included in this Form 10-K for further information.
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
Ambac Assurance derives financial guarantee revenues from: (i) premiums earned from insurance contracts, net of reinsurance; (ii) net investment income; (iii) fees from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) amendment and consent fees. Financial guarantee expenses include: (i) loss and commutation payments for credit exposures; (ii) loss-related expenses, including those relating to the remediation of problem credits; (ii) insurance intangible amortization and (iv) operating expenses. Premiums for financial guarantees were received either upfront or on an installment basis from the cash flows generated by the underlying assets (typical of structured finance obligations). Despite not underwriting new business, Ambac continues to collect premiums on its existing portfolio of guarantees that pay premiums on an installment basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in this Form 10-K for further information.
Risk Management
The Asset Liability Management Committee (“ALCO”) is a management committee with the objective to implement and foster an enterprise wide culture and approach to liquidity management, asset valuation, hedging, and risk remediation. Members of ALCO include the Chief Executive Officer, Chief Financial Officer and senior managers from investment management, capital markets and the Risk Management Group. ALCO has scheduled monthly meetings and will also meet on an ad hoc basis to consider, for example, the commutation of distressed financial guarantee exposures.
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

| Ambac Financial Group, Inc. 5 2016 FORM 10-K |

Account. As such, the following discussion of Ambac’s risk management practices is qualified by reference to the Rehabilitator’s exercise of any of its rights to alter or eliminate any of these risk management practices.
Ambac’s Risk Management group has an organizational structure designed around three primary areas of focus: Portfolio Risk Management and Analysis, Credit Risk Management and Loss Reserving and Analytics. The senior manager responsible for these groups reports directly to Ambac's Chief Executive Officer and regularly informs and updates the Audit Committees of the Board of Directors of Ambac and Ambac Assurance with respect to risk-related topics in the insured portfolio.
Portfolio Risk Management and Analysis ("PRM")
This group’s focus is on remediation, loss mitigation, risk reduction, restructuring and surveillance. Proactive credit remediation can help to reduce exposure and/or reduce risk in the insured portfolio by securing rights and remedies, both of which help to mitigate losses in the event of default. Restructuring or workout is the focused and active process of minimizing claims and maximizing recoveries typically following an event of default. The emphasis on reducing risk is centered on reducing enterprise-wide exposure on a prioritized basis.
PRM personnel perform periodic surveillance reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Risk-adjusted surveillance strategies have been developed for each bond type with review periods and scope of review based upon each bond type’s risk profile. The risk profile is assessed regularly in response to our own experience and judgments or external factors such as the economic environment and industry trends. Monitoring activities are designed to detect deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely impact the portfolio. Active surveillance enables PRM to track single credit migration and industry credit and performance trends. The focus of the surveillance review is to assess performance, identify credit trends and recommend appropriate credit classifications, ratings and changes to a transaction or bond type’s review period and surveillance requirements. If a problem is detected, the group focuses on loss mitigation by recommending appropriate action and working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac Assurance’s exposure to potential loss. Those credits that are either in default or have developed problems that eventually may lead to a default or claim payment are tracked closely by the appropriate surveillance team and senior risk managers as part of the restructuring or workout process and discussed at regularly scheduled meetings with Credit Risk Management (see discussion following in “Credit Risk Management”). In some cases, PRM will engage restructuring or workout experts, attorneys and / or other consultants with appropriate expertise in the targeted loss mitigation area to assist management in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.
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
Cross-functional teams have been established, across PRM and other groups as necessary given the targeted strategy to promote active mitigation and remediation of losses associated with certain credits and sectors in the insured portfolio. Examples of such teams include teams of professionals focused on (i) the review and enforcement of contractual representations and warranties in RMBS policies, (ii) RMBS servicing and (iii) the analysis and prioritization of policies with projected claims to target and execute risk reduction and commutation strategies. The establishment and purview of cross-functional teams is targeted to address our highest risk exposures. Members of such teams work with both internal and external experts in the pursuit of risk reduction on all fronts.
The RMBS servicing team focuses on servicer oversight and remediation. Analysts monitor the performance of servicers through a combination of (i) regular reviews of servicer performance; (ii) compliance certificates received from servicer management; (iii) independent rating agency information; (iv)  reviews of servicer financial information; and (v) onsite servicing diligence. Servicer performance reviews typically include a review of collateral performance, including comparisons against benchmarks, as well as the processes of collection, default management, and loss mitigation. Ambac Assurance may require a back-up servicer or require “term-to-term” servicing which provides for limited, renewable servicing terms in order to provide greater flexibility regarding the servicing arrangements of a particular transaction.
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

| Ambac Financial Group, Inc. 6 2016 FORM 10-K |

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
A team of professionals is focused on recoveries from sponsors where Ambac Assurance believes material breaches of representations and warranties have occurred with respect to certain RMBS policies.  The team engages with experienced consultants to perform the re-underwriting of loan files and consults with internal and external legal counsel with regard to loan putbacks as well as settlement and litigation strategies (refer to Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion on this topic).
PRM focuses on the analysis, implementation and execution of commutation and related claims reduction or defeasance strategies for policies with projected claims. Analysts evaluate the estimated timing and severity of such projected policy claims as well as the potential impact of other loss mitigation strategies in order to target and prioritize policies, or portions thereof, for commutation, bond purchase, refinancing or other claims reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure, and execute such strategies.
Credit Risk Management ("CRM")
CRM manages the decision process for all material matters that affect credit exposures within the insured portfolio. While PRM is responsible for the credit analysis and the recommendation and execution of credit remediation strategies, CRM provides a forum for independent assessments and approvals and drives consistency and timeliness. Strategic level credit and restructuring issues may also involve the CEO and other executive management to augment the CRM process in the interest of achieving best outcomes. The scope of credit matters under the purview of CRM includes material amendments, waivers and consents, remediation plans, credit review scheduling, adverse credit classification and below investment grade rating designations, adversely classified credit reviews, sector reviews and overall portfolio review. The CRM decision process may involve a review of structural, legal, political and credit issues and also includes determining the proper level of approval, which varies based on the nature and materiality of the matter. Decisions that also have material asset, liability, and liquidity implications, such as commutations, bond purchases and refinancings may also require ALCO approval. Please refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of the various credit classifications.

Adversely Classified Credit Review
Credits that are either in default or have developed problems that eventually may lead to a default are tracked closely by the appropriate PRM surveillance team and discussed at meetings with CRM. Adversely classified credit meetings include members of CRM, PRM and legal, as necessary. As part of the review, relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification is considered. Internal and/or external counsel generally review the documents underlying any problem credit and, if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. The review schedule for adversely classified credits is tailored to the remediation plan to track and prompt timely action and proper internal and external resourcing. A summary of developments regarding adversely classified credits and credit trends is also provided to Ambac’s and Ambac Assurance’s Board of Directors no less than quarterly.
The insured portfolio contains exposures that are correlated and/or concentrated. Ambac’s surveillance includes identifying these types of exposures and identifying the risks that would or could trigger credit deterioration across the related exposures. When such risks occur, adverse credit classification may be warranted across many of the correlated and/or concentrated exposures. This is the case with student loans and RMBS, for example, which have several correlations including those associated with consumer lending, unemployment and home prices. In the past, our not-for-profit healthcare and our leveraged lease exposures experienced periods of stress arising from their concentrated and/or correlated risks, when there were major changes to healthcare reimbursement programs especially Medicaid, or significant weakness in consumer and business travel, in the case of the former and the latter, respectively. In the future, Ambac’s portfolio may be subject to similar credit deterioration arising from concentrated and/or correlated risks. Examples of other such risks that could impact our portfolio, and that our surveillance is designed to monitor include the impact of potential municipal bankruptcy contagion or the impact of large scale domestic military cutbacks on our military housing portfolio or event risk such as natural disasters or other regional stresses. Most such risks cannot be predicted, and may materialize unexpectedly or develop rapidly. Although our surveillance allows us to connect the event and stress to the related exposures and assign an adverse credit classification and estimate losses across the affected credits, when necessary, we may not have adequate resources or contractual rights and remedies to mitigate loss arising from such risks.
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

| Ambac Financial Group, Inc. 7 2016 FORM 10-K |

Ambac Assurance assigns internal credit ratings to individual exposures as part of the AWC process and at surveillance reviews. These internal credit ratings, which represent Ambac Assurance’s independent judgments, are based upon underlying credit parameters consistent with the exposure type.
Loss Reserving and Analytics Group ("LRA")
LRA manages the quarterly loss reserving process for insured portfolio credits with projected policy claims. It also supports the development, operation and/or maintenance of various analytical models used in the loss reserving process as well as in other risk management functions. LRA will work together with PRM analysts responsible for a particular credit on the development, review and implementation of loss reserve scenarios and related analysis.
Financial Guarantees in Force
Financial guarantee products were sold in three principal markets: U.S. public finance, U.S. structured finance and international finance. The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2016 and 2015. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. Guaranteed net par outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated by Ambac. Guaranteed net par outstanding excludes the exposures of policies that insure bonds which have been refunded or pre-refunded:

($ in millions) December 31,	2016	2015
Public Finance	$45,062	$65,436
Structured Finance	16,951	21,814
International Finance	17,333	21,049
Total net par outstanding	$79,346	$108,299
Included in the above net par exposures at December 31, 2016 and 2015 are $737 million and $971 million, respectively, of exposures that were executed in the form of credit derivatives, primarily collateralized loan exposures. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” for further discussion of credit derivative exposures.
Certain guaranteed bonds were issued as floating rate debt, including Auction Rate Securities and Variable Rate Demand Obligations, which may introduce interest rate risk to Ambac Assurance. Refer to Auction Rate Securities and Variable Rate Demand Obligation Exposures below for further discussion.
U.S. Public Finance Insured Portfolio
Ambac’s portfolio of U.S. public finance exposures is $45,062 million, representing 57% of Ambac’s net par outstanding as of December 31, 2016 and a 31% reduction from the amount outstanding at December 31, 2015. This reduction in exposure was mainly due to normal exposure runoff in addition to early terminations (calls, refundings and pre-refundings). While Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public interests. See Note

6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for exposures by bond type.
Municipal bonds are generally supported directly or indirectly by the issuer’s taxing authority or by public sector fees and assessments which may or may not be specifically pledged. Risk factors in these transactions derive from the municipal issuer, including its fiscal management, politics, and economic position, as well as its ability and willingness to continue to pay its debt service. Municipal bankruptcies, while still relatively uncommon, have occurred, exposing Ambac to the risk of liquidity claims and ultimate losses if issuers cannot successfully adjust their liabilities without impairing creditors.
Not-for-profit transactions are generally supported by the not-for-profit entities’ net revenues and may also include specific pledges, liens and/or mortgages. The entity typically serves a well-defined market and promulgates a public purpose mission. These transactions may afford Ambac contractual protections such as financial covenants and control rights in the event of issuer breaches and defaults. Risk factors in these transactions derive from the creditworthiness of the issuer, including but not limited to, its financial condition, leverage, management, business mix, competitive position, industry and socioeconomic trends, government programs, etc. Examples of these types of transactions include not-for-profit hospitals, universities, associations and charities.
Public/private transactions are generally structured to achieve their targeted public interest objective without direct support from the public sector. Some examples of this type of financing include affordable housing, private education, and privatized military and student housing. Protections within these financings provided to Ambac usually include the strength of the financed asset’s essentiality and public purpose and may include financial covenants, collateral and control rights. Risk factors include financial underperformance, event risk and a shift in the asset’s mission or essentiality. One example of this type of financing is U.S. military housing. Ambac insures approximately $5.9 billion net par of privatized military housing debt. The debt was issued to finance the construction and/or renovation of housing units for military personnel and their families on domestic U.S. military bases. Debt service is not directly paid or guaranteed by the U.S. Government. Rather, the bonds are serviced from the cash flow generated in most cases by rental payments deposited by the military directly into lockbox accounts as part of each service personnel’s Basic Allowance for Housing (BAH). In small number of cases rental payments are also coming from civilians, including retired service personnel, living on a particular base. Collateral for these transactions includes the BAH payments as well as an interest in the ground lease. Risk factors affecting these transactions include the ongoing base essentiality, military deployments, the U.S. government’s commitment to fund the BAH, the marketability/attractiveness of the on-base housing units versus off base housing, construction completion, environmental remediation, utility and other operating costs, and housing management.
Puerto Rico
Ambac has exposure to Puerto Rico across several different issuing entities. Each has its own credit risk profile attributable to discrete revenue sources, direct general obligation pledges and general obligation guarantees. The following table shows Ambac's insured

| Ambac Financial Group, Inc. 8 2016 FORM 10-K |

exposure to each issuer segregated by whether such debt obligation is subject to the Priority Debt Provision or "clawback." Ambac has initiated litigation challenging the application of the "clawback" announced by Governor Padilla, Puerto Rico's former governor, on December 1, 2015. A description of Ambac's legal challenge is provided in Note 17. Commitments and Contingencies in the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K.

Most Puerto Rico bonds insured by Ambac Assurance are not subject to acceleration. The Ambac-insured Puerto Rico Convention Center District Authority (Hotel Occupancy Tax) bonds may be accelerated only with the consent of, or at the direction of, Ambac Assurance. The Ambac-insured Puerto Rico Sales Tax Financing Corporation's Senior Sales Tax Revenue bonds may be accelerated only with the consent of Ambac Assurance, subject to the Ambac financial guaranty insurance policy being in full force and effect.

($ in millions)	Range of Maturity	Ambac Ratings (1)	Net Par Outstanding (2)	Net Par and Interest Outstanding (3)	Ever-to-Date Net Claims Paid
Exposures Subject to Priority Debt Provision (4)
PR Highways and Transportation Authority (1968 Resolution - Highway Revenue) (4)	2017-2027	BIG	$27	$34	$—
PR Highways and Transportation Authority (1998 Resolution - Senior Lien Transportation Revenue) (5)	2017-2042	BIG	431	790	—
PR Infrastructure Financing Authority (Special Tax Revenue) (6)	2017-2044	BIG	471	1,022	52
PR Convention Center District Authority (Hotel Occupancy Tax)	2017-2031	BIG	137	202	—
Total			1,066	2,048	52
Exposures Not Subject to Priority Debt Provision
Commonwealth of Puerto Rico - General Obligation Bonds	2019-2023	BIG	56	67	1
PR Public Buildings Authority - Guaranteed by the Commonwealth of Puerto Rico	2017-2035	BIG	131	214	10
PR Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	2047-2054	BIG	805	7,321	—
Total			992	7,602	11
Total Net Exposure to The Commonwealth of Puerto Rico and Related Entities			$2,058	$9,650	$63

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

(2)
Net Par includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy. Accretion of the capital appreciation bonds would increase the related net par by $616 million at December 31, 2016.

(3)
Net par and interest outstanding ("P&I") represents the total insured future debt service remaining over the lifetime of the bonds. P&I for capital appreciation bonds does not represent the accreted amount as noted in footnote (2) but rather the amount due at respective maturity dates.

(4)	Commonly known as "clawback" provision pursuant to Section 8 of Article VI of the Constitution of the Commonwealth of Puerto Rico.

(5)	Pledged Revenues for Highway and Transportation Revenue Bonds include Toll Revenues and Investment Earnings which are not subject to the Priority Debt Provision.

(6)
Payable from and secured by proceeds from a federal excise tax imposed on all items produced in Puerto Rico and sold on the mainland of the United States. Currently, rum is the only product from Puerto Rico subject to this federal excise tax.

In November and December 2015, former Governor Padilla issued certain executive orders purporting to implement the Commonwealth Constitution’s Priority Debt Provision for Fiscal Year 2016, due to his claim that there are insufficient revenues to pay all appropriations for the year.  The executive orders called for the "clawback" of certain revenues that would otherwise have been transferred to the Puerto Rico Highways and Transportation Authority (“HTA”), the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the Puerto Rico Convention Center District Authority (“PRCCDA”) to be transferred instead for application to the Commonwealth’s public debt.  As a result, such revenues were not available to pay debt service owed by those entities, including on bonds insured by Ambac Assurance.  Ambac has filed a lawsuit in U.S. District Court, District of Puerto Rico, asserting that the executive orders and diversion of revenues violate the U.S. Constitution.  Refer to Note 17. Commitments and

Contingencies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for a further discussion of this lawsuit.
In June 2016, the United States enacted the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). Among other things, PROMESA provides for a temporary stay on certain litigation concerning the debt obligations of the Commonwealth and its instrumentalities. The federal district court overseeing various creditor lawsuits in the District of Puerto Rico has held that the PROMESA litigation stay applies broadly, and the U.S. Court of Appeals for the First Circuit has affirmed the district court's denial of one plaintiff's attempt to lift the litigation stay. These rulings may limit Ambac Assurance's ability to engage in certain aspects of loss mitigation in the short term. The litigation stay, which was originally

| Ambac Financial Group, Inc. 9 2016 FORM 10-K |

set to expire on February 15, 2017, has been extended until May 1, 2017.
On October 28, 2016, Ambac Assurance opted not to contest the application of the PROMESA litigation stay to its lawsuit challenging the "clawback" orders, while reserving the right to seek to lift the stay in the future. As a result, there may be additional delay in obtaining a ruling on the merits of the claims asserted in this lawsuit.
Since April 2016, the Commonwealth has been subject to an emergency moratorium, known as "Law 21," on debt payments of the Commonwealth and its instrumentalities. Beginning in April 2016, and culminating on June 30, 2016, former Governor Padilla issued additional executive orders under Law 21 declaring states of emergency at HTA, PRIFA, PRCCDA, and other Puerto Rico instrumentalities through January 31, 2017, and suspending payment obligations on bonds issued by those entities, including bonds insured by Ambac Assurance. Subsequent to the implementation of the moratorium, the Commonwealth defaulted on approximately $0.9 billion out of $2.0 billion of debt service due on July 1, 2016, including certain Puerto Rico bonds insured by Ambac Assurance. On January 29, 2017, current Governor Rosello signed the Financial Emergency and Fiscal Responsibility Act, which extends the emergency moratorium period until May 1, 2017, with an option to extend another three months until August 1, 2017.
PROMESA provides that laws such as Law 21 are not binding on any non-consenting creditor to the extent they prohibit the payment of principal or interest.  The practical effect of this provision is unknown and therefore Ambac is at risk to the ongoing execution, interpretation and ultimate enforcement of this provision.  PROMESA also provides that unlawful executive orders are preempted under PROMESA, but there is no procedure for determining whether a particular executive order is unlawful, creating uncertainty in general and with specific regards to how the preemption provision will be implemented towards Ambac’s exposures.
On October 7, 2016, certain holders of Puerto Rico’s GO bonds requested leave of court to file an amended complaint that, among other things, challenges the structure of the Puerto Rico Sales Tax Financing Corporations ("COFINA") and seeks injunctive relief requiring the sales and use tax proceeds securing the bonds issued by COFINA to be transferred to the Commonwealth treasury for payment of GO bonds.  On October 26, 2016, Ambac filed a motion to intervene in that lawsuit and argued that the proposed claims are subject to PROMESA’s litigation stay. The Court granted the GO plaintiffs’ motion to file an amended complaint on November 4, 2016. On February 17, 2017, the Court issued an opinion and order granting Ambac’s motion to intervene and denying the request to stay the litigation under PROMESA. The Court clarified that claims asserted under PROMESA, which could not have been commenced before the enactment of the statute, are not subject to the litigation stay. If successful, the GO plaintiffs’ challenge against COFINA, and any similar claims that could be asserted by other plaintiffs in the future, could have a significant negative impact on Ambac’s liquidity, loss reserves and capital resources.
As noted above, PROMESA creates a new federal legislative framework for Puerto Rico.  It is untested and many provisions are unique.  There is inherent uncertainty and risk both generally and for Ambac’s exposures specifically regarding the interpretation and implementation of PROMESA.  Among other things, PROMESA contains provisions that may permit consensual and non-consensual restructurings of debt obligations of the Commonwealth and its instrumentalities. PROMESA also confers significant powers and responsibilities on the oversight board created thereunder (the “Oversight Board”). Among other things, the Oversight Board is required to certify any insolvency petitions that may be filed by Puerto Rico instrumentalities under Title III of PROMESA, any proposed plans of adjustment in such proceedings, and any voluntary restructuring agreement among creditors under Title VI of PROMESA (which has the potential to bind non-consenting creditors). The Oversight Board is also required to approve fiscal plans and budgets submitted by the Commonwealth and monitor compliance with those plans and budgets, and to approve any debt issuances or modifications by the Commonwealth or its instrumentalities.  Ambac is unable to predict to what extent debt restructurings will be proposed or implemented under PROMESA, and how its insured obligations will fare in any such restructurings.
On October 14, 2016, former Governor Padilla presented the Commonwealth’s Fiscal and Economic Growth Plan (“FEGP”) to PROMESA oversight board members.  The FEGP lays out various economic scenarios in which Puerto Rico incurs significant deficits over the next 10 years.  These range from $58.7 billion, if Puerto Rico loses Affordable Care Act money from the federal government in 2018 and other revenue shortfall assumptions, to $5.7 billion, if Puerto Rico excludes all debt service payments over the next 10 years in isolation.  These scenarios implied that significant cuts to debt service obligations are required in order to balance budgets and eliminate fiscal deficits.  The Oversight Board did not certify this FEGP prior to end of Governor Padilla's term in December 2016.
Current Governor Rosello has agreed to provide a proposed FEGP to the Oversight Board by February 28, 2017. The Oversight Board expects that the FEGP will be certified by March 31, 2017. The Oversight Board has requested that the proposed FEGP includes, among other things, $3 billion in cuts to healthcare, University of Puerto Rico and pensions, and $1.5 billion in revenue enhancements by Fiscal Year 2019. It is currently unclear what, if anything, the proposed FEGP will do to address the restructuring of debt obligations of the Commonwealth or its instrumentalities. However, any such restructuring proposal may include material cuts to payment of principal and interest on debts insured by Ambac Assurance.

| Ambac Financial Group, Inc. 10 2016 FORM 10-K |

The table below shows Ambac’s ten largest U.S. public finance exposures, by repayment source, as a percentage of total financial guarantee net par outstanding at December 31, 2016:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
New Jersey Transportation Trust Fund Authority - Transportation System	BBB+	$1,646	2.1%
California State - GO	A	1,162	1.5%
Puerto Rico Sales Tax Financing Corporation - Senior Sales Tax Revenue (COFINA)	BIG	805	1.0%
Massachusetts Commonwealth - GO	AA	802	1.0%
Mets Queens Baseball Stadium Project, NY, Lease Revenue	BIG	572	0.7%
Chicago, IL - GO	BBB-	572	0.7%
Hickam Community Housing LLC	BBB	476	0.6%
Puerto Rico Infrastructure Financing Authority, Special Tax Revenue	BIG	471	0.6%
Puerto Rico Highways & Transportation Authority, Transportation Revenue	BIG	458	0.6%
Bragg Communities, LLC	A-	437	0.6%
Total		$7,401	9.3%

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

U.S. Structured Finance Portfolio
Ambac’s portfolio of U.S. structured finance exposures is $16,951 million, representing 21% of Ambac’s net par outstanding as of December 31, 2016 and a 22% reduction from the amount outstanding at December 31, 2015. This reduction in exposure was the result of normal exposure runoff, primarily related to residential mortgage-backed policies, in addition to terminations and commutations of student loan and asset backed policies. Insured exposures include securitizations of mortgage loans, home equity loans, student loans, leases, operating assets, collateralized debt obligations ("CDO"), collateralized loan obligations (“CLO”), and other asset-backed financings, in each case where the majority of the underlying collateral risk is situated in the United States. Included within the lease securitization sector are pooled aircraft and railcar transactions. Additionally, Ambac’s structured finance insured portfolio includes secured and unsecured debt issued by investor-owned utilities, structured insurance transactions and aircraft equipment trust certificates. See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2016.
Structured finance exposures generally entail three forms of risk: (i) asset risk, which relates to the amount and quality of the underlying assets; (ii) structural risk, which relates to the extent to which the transaction’s legal structure and credit support provide protection from loss; and (iii) servicer risk, which is the risk that poor performance at the servicer or manager level contributes to a decline in cash flow available to the transaction. Ambac Assurance seeks to mitigate and manage these risks through its risk management practices.
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

| Ambac Financial Group, Inc. 11 2016 FORM 10-K |

The following table presents the top five servicers by net par outstanding at December 31, 2016 for U.S. structured finance exposures:

Servicer ($ in millions)	Bond Type	Net Par Outstanding	% of Total Net Par Outstanding
Specialized Loan Servicing, LLC	Mortgage-backed	$2,336	2.9%
Bank of America N.A.	Mortgage-backed	2,102	2.6%
Ocwen Loan Servicing, LLC	Mortgage-backed	1,311	1.7%
Wells Fargo Bank	Mortgage-backed	1,178	1.5%
Pennsylvania Higher Education Assistance Agency	Student Loan	1,086	1.4%
The table below shows Ambac’s ten largest structured finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2016:

($ in millions)	Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Ballantyne Re Plc (2)	Structured Insurance	BIG	$900	1.1%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2 (3)	Mortgage Backed Securities	BIG	641	0.8%
Timberlake Financial, LLC	Structured Insurance	BBB	573	0.7%
Progress Energy Carolinas, Inc.	Investor Owned Utility	A-	558	0.7%
Wachovia Asset Securitization Issuance II, LLC 2007-HE1 (3)	Mortgage Backed Securities	BIG	450	0.6%
CenterPoint Energy Inc.	Investor Owned Utility	BBB+	376	0.5%
Consolidated Edison Company of New York	Investor Owned Utility	A	347	0.4%
Option One Mortgage Loan Trust 2007-FXD1 (3)	Mortgage Backed Securities	BIG	311	0.4%
Countrywide Asset-Backed Certificates Trust 2005-16 (3)	Mortgage Backed Securities	BIG	274	0.3%
Impac CMB Trust Series 2005-7 (3)	Mortgage Backed Securities	BIG	264	0.3%
Total			$4,694	5.9%

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

(2)	Insurance policy issued by Ambac UK.

(3)	Ambac Assurance has allocated the policies relating to these transactions to the Segregated Account.
International Finance Insured Portfolio
Ambac’s portfolio of international finance insured exposures is $17,333 million, representing 22% of Ambac’s net par outstanding as of December 31, 2016 and an 18% reduction from the amount outstanding at December 31, 2015. This reduction in exposure was primarily the result of the strengthening of the US dollar, exposure runoff including reduction of certain aircraft leasing obligations and other policy terminations. Ambac’s international finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, asset-securitizations, utility obligations, and whole business securitizations (e.g. securitizations of substantially all of the operating assets of a corporation). Ambac no longer has insured exposure related to emerging markets. See Note 6. Financial Guarantees in Force to the Consolidated Financial Statements, included in Part II, Item 8 included in this Form 10-K, for exposures by bond type as of December 31, 2016.

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
Ambac UK, which is regulated in the United Kingdom (“UK”), had been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the UK and the European Union with $15,082 million net par outstanding in those markets at December 31, 2016. The portfolio of insured exposures underwritten by Ambac UK is financially supported exclusively by the assets of Ambac UK and no capital support arrangements are in place with any other Ambac affiliate.

Other European Union Exposures (“EU”)
Ambac's international exposures are principally in the United Kingdom; however, we also have exposures with credit risk based in various other EU member states, including Austria, France, Germany, Italy and Spain.  Several of these countries have experienced significant economic, fiscal

| Ambac Financial Group, Inc. 12 2016 FORM 10-K |

and/or political strains such that the likelihood of default on such obligations is higher than when the policies were underwritten. The Company’s exposures, net of reinsurance, to these countries are shown in the following table:

($ in millions)	Austria	France	Germany	Italy	Spain	Total
Sub-sovereign	$—	$32	$—	$740	$—	$772
Infrastructure / operating ABS	696	254	—	158	—	1,108
Investor-owned utility	—	—	41	—	39	80
Total	$696	$286	$41	$898	$39	$1,960
Total below investment grade	$696	$—	$41	$—	$39	$776
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
The vote caused volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies, particularly the British Pound and to a lesser extent the Euro. Ambac's wholly-owned UK subsidiary, Ambac UK, operates in the United Kingdom and the British Pound is its functional currency. Ambac UK conducts a portion of its business in currencies other than its functional currency, predominately the Euro and US Dollar. Refer to "Executive Summary - Foreign Currency Impacts" included in Part II, Item 7 in this Form 10-K, for more information on the economic and financial statement impact of such changes to foreign currency exchange rates.
Since the referendum vote, there has been a reduction in net par outstanding of insured exposures denominated in British Pounds and Euro of $2,678 million, primarily due to the strengthening of the US dollar. As of December 31, 2016 insured exposures denominated in British Pounds totaled £10,136 million and in Euros €1,831 million.

The table below shows our ten largest international finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2016. Except where noted, all international finance transactions included in the table below are insured by Ambac UK:

($ in millions)	Country-Bond Type	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	UK-Asset Securitizations	A+	$1,443	1.8%
National Grid Electricity Transmission	UK-Utility	A-	997	1.3%
Aspire Defence Finance plc	UK-Infrastructure	BBB+	864	1.1%
Capital Hospitals plc (2)	UK-Infrastructure	A-	833	1.0%
Posillipo Finance II S.r.l	Italy-Sub-Sovereign	BBB-	740	0.9%
Telereal Securitisation plc	UK-Asset Securitizations	AA	738	0.9%
Ostregion Investmentgesellschaft NR 1 SA (2)	Austria-Infrastructure	BIG	696	0.9%
Anglian Water	UK-Utility	A-	696	0.9%
National Grid Gas	UK-Utility	A-	642	0.8%
RMPA Services plc	UK-Infrastructure	BBB+	580	0.7%
Total			$8,229	10.4%

| Ambac Financial Group, Inc. 13 2016 FORM 10-K |

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

Additional Insured Portfolio Information
Average Life of Insured Portfolio
Ambac underwrote and priced financial guarantees based on the assumption that the guarantees would remain in force until the maturity of the underlying bonds. Ambac estimates that the average life of its guarantees on par in force at December 31, 2016 is approximately 11 years. The average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. Except for RMBS policies, no assumptions are made for non-contractual reductions, refundings or terminations of insured issues. RMBS policies incorporate assumptions on expected voluntary and involuntary prepayments over the remaining life of the insured obligation. The table below depicts amortization of existing guaranteed net par outstanding:

Net Par Outstanding Amortization (1) ($ in millions)	Estimated Net Amortization
2017	$6,269
2018	5,787
2019	4,681
2020	4,498
2021	4,377

2017-2021	$25,612
2022-2026	17,491
2027-2031	13,470
2032-2036	13,250
After 2036	9,523
Total	$79,346

(1)
Depicts amortization of existing guaranteed portfolio, assuming no advance refundings, as of December 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay guaranteed obligations.

Geographic Area
The following table sets forth the geographic distribution of Ambac's existing guaranteed net par outstanding as of December 31, 2016:

Geographic Area ($ in millions)	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
Domestic:
Mortgage and asset-backed (1)	$9,948	12.5%
California	10,301	13.0%
New York	4,270	5.4%
New Jersey	3,699	4.7%
Florida	2,806	3.5%
Colorado	2,701	3.4%
Texas	2,609	3.3%
Illinois	2,423	3.1%
Puerto Rico	2,058	2.6%
Pennsylvania	1,769	2.2%
Massachusetts	1,521	1.9%
Other domestic	17,908	22.6%
Total Domestic	62,013	78.2%
International:
United Kingdom	12,798	16.1%
Australia	1,393	1.8%
Italy	898	1.1%
Austria	696	0.9%
France	286	0.4%
Internationally diversified (2)	648	0.8%
Other international	614	0.8%
Total International Finance	17,333	21.8%
Total	$79,346	100.0%

(1)
Mortgage and asset-backed obligations includes guarantees with multiple locations of risk within the United States and is primarily comprised of residential mortgage and commercial asset-backed securitizations.

(2)	Internationally diversified may include components of U.S. exposure.

| Ambac Financial Group, Inc. 14 2016 FORM 10-K |

Exposure Currency
The table below shows the distribution by currency of Ambac's existing guaranteed net par outstanding as of December 31, 2016:

Currency ($ in millions)	Net Par Amount Outstanding in Base Currency		Net Par Amount Outstanding in U.S. Dollars
U.S. Dollars		$63,269	$63,269
British Pounds		£10,136	12,486
Euros		€1,831	1,928
Australian Dollars	A$	1,932	1,393
New Zealand Dollars	NZ$	389	270
Total			$79,346
Ratings Distribution
The following tables provide a rating distribution of existing net par outstanding based upon internal Ambac credit ratings at December 31, 2016 and 2015 and a distribution by bond type of Ambac's below investment grade net par exposures at December 31, 2016 and 2015. Below investment grade is defined as those exposures with an internal credit rating below BBB-:

December 31,	2016	2015
Ambac Rating(1)
AAA	<1%	<1%
AA	13	16
A	39	39
BBB	27	27
BIG	21	18
Total	100%	100%

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

Summary of Below Investment Grade Exposure:

	Net Par Outstanding - December 31,
Bond Type ($ in millions)	2016	2015
Public Finance:
Lease and tax-backed (1)	$2,145	$2,168
General obligation (1)	681	746
Transportation	415	432
Housing (2)	125	126
Health care	29	6
Other	775	766
Total Public Finance	4,170	4,244
Structured Finance:
Residential mortgage-backed and home equity—first lien	5,163	6,055
Residential mortgage-backed and home equity—second lien	3,483	4,374
Student loans	991	1,426
Structured Insurance	900	1,037
Mortgage-backed and home equity—other	251	251
Other	304	525
Total Structured Finance	11,092	13,668
International Finance:
Other	1,562	1,880
Total International Finance	1,562	1,880
Total	$16,824	$19,792

(1)
Tax-backed includes $1,871 and $1,916 of Puerto Rico net par at December 31, 2016 and 2015, respectively. General obligation includes $187 and $247 of Puerto Rico net par at December 31, 2016 and 2015, respectively. Puerto Rico net par outstanding includes capital appreciation bonds which are reported at the par amount at the time of issuance of the related insurance policy.

(2)	Includes $125 of military housing net par at December 31, 2016 and 2015.
The decrease in below investment grade exposures is primarily due to (i) commutations of student loan policies, (ii) reductions to residential mortgage-backed securities during the year as a result of both prepayments by issuers and claims presented to Ambac Assurance and (iii) cancellation of certain asset backed bonds. Despite the decrease in below investment grade net par, such exposure increased in relative proportion to the aggregate insured portfolio to 21% at December 31, 2016 compared to 18% at December 31, 2015. Based on our experience, below investment grade exposures typically run-off at a slower pace than investment grade exposures and therefore Ambac is subject to the risk that its insured portfolio will increasingly become concentrated in higher

| Ambac Financial Group, Inc. 15 2016 FORM 10-K |

risk below investment grade exposures. This risk may result in greater volatility in our results from operations and have adverse effects on our financial condition.
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

The following tables provide, by vintage and type current net par outstanding of Ambac’s U.S. RMBS book of business:

	Total Net Par Outstanding - December 31, 2016					Total Net Par Outstanding - December 31, 2015
Year of Issue ($ in millions)	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other(1)	Total	Second Lien	First-lien Sub-prime	First-lien Mid-prime	Other(1)	Total
1998-2001	$5	$344	$1	$169	$519	$11	$386	$1	$236	$634
2002	2	291	26	3	322	7	340	31	5	383
2003	6	411	154	80	651	10	488	187	104	789
2004	321	245	271	1	838	451	289	336	7	1,083
2005	402	572	1,028	38	2,040	544	664	1,211	44	2,463
2006	1,340	379	523	55	2,297	1,615	438	617	65	2,735
2007	1,415	311	868	122	2,716	1,765	336	1,055	144	3,300
Total	$3,491	$2,553	$2,871	$468	$9,383	$4,403	$2,941	$3,438	$605	$11,387
% of Total RMBS Portfolio	37.2%	27.2%	30.6%	5.0%	100.0%	38.7%	25.8%	30.2%	5.3%	100.0%
% of Related Par Outstanding rated below investment grade (2)	99.8%	93.4%	96.2%	57.2%	94.8%	99.4%	93.1%	95.9%	45.1%	93.8%

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

Student Loans
Student loan net par outstanding was $1,388 million and $2,323 million at December 31, 2016 and 2015, respectively. Ambac Assurance’s student loan portfolio consists primarily of securitized private student loans in addition to a minimal amount of federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”). Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and, therefore, are subject to credit risk as with other types of unguaranteed credits. Higher than expected defaults of private student loans have contributed to the significant deterioration in the performance of some of our transactions. Additionally, due to the failure of the auction rate markets, the interest rates on some student loan securities have increased

| Ambac Financial Group, Inc. 16 2016 FORM 10-K |

significantly to punitive levels pursuant to the transaction terms. Such increases have contributed to the collateralization ratio in these transactions deteriorating on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. The combined increase in defaults and the penalty rate on the auction rate securities continue to erode the collateralization levels in many of the trusts we insure. This impact has been offset modestly by the current low interest rate environment.
New private student loan capital market transactions require a significant amount of equity which makes the refinancing of Ambac insured transactions backed by private loans difficult for issuers. As such, we do not expect that our student loan exposure will be significantly reduced via refinancing in the near term.
Auction Rate Securities (“ARS”) and Variable Rate Demand Obligations (“VRDO”):
Ambac insures variable rate obligations including ARS and VRDOs, both of which have rate resets and may have experienced liquidity and / or credit stress during the financial crisis.  While market conditions have improved and most of Ambac’s exposures have stabilized or been refinanced away, there are still some issuers paying higher rates, and in the case of some VRDOs, both higher rates and faster amortization than expected due to failed remarketings.  Many of Ambac’s ARS exposures are paying at failed auction rates that are relatively low in the current market and remain attractive to issuers.  The following table sets forth Ambac Assurance’s financial guarantee net par exposure outstanding, by bond type, relating to such variable rate exposures at December 31, 2016 and 2015:

($ in millions) December 31,	2016	2015
Investor-owned utilities	$1,780	$2,277
Healthcare	449	533
Student loans	361	464
Lease and tax-backed	305	500
Utility	293	293
Transportation	207	459
General Obligation	46	49
Other	274	375
Total	$3,715	$4,950
Reinsurance
Ceded Reinsurance:
Ambac Assurance has reinsurance in place pursuant to surplus share treaties and facultative agreements. As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under these reinsurance agreements. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses. To minimize its exposure to losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to $122.9 million from its reinsurers at December 31, 2016. As of December 31, 2016, the aggregate amount of insured par ceded by

Ambac Assurance to reinsurers under reinsurance agreements was $7,027 million, with the largest reinsurer accounting for $6,086 million or 7.0% of gross par outstanding at December 31, 2016.
The following table shows the distribution, by bond type, of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2016:

Bond Type ($ in millions)	Ceded Par Amount Outstanding	% of Gross Par Ceded
Public Finance:
Lease and tax-backed revenue	$1,218	7%
General obligation	1,201	11%
Housing revenue	978	13%
Transportation revenue	786	17%
Utility revenue	571	12%
Higher education	263	10%
Health care revenue	178	11%
Other	106	9%
Total Public Finance	5,301	11%
Structured Finance:
Student loan	482	26%
Investor-owned utilities	427	10%
Mortgage-backed and home equity	117	1%
Asset-backed	51	8%
Other	212	11%
Total Structured Finance	1,289	7%
Total Domestic	6,590	10%
International Finance:
Investor-owned and public utilities	350	5%
Asset-backed	26	1%
Transportation	23	2%
CDOs	38	17%
Total International Finance	437	2%
Total	$7,027	8%
Assumed Reinsurance:
At December 31, 2016, assumed par outstanding was $243.7 million. On March 24, 2010, all assumed reinsurance agreements with third parties were allocated to the Segregated Account, which will not allow for cancellations without the approval of the Rehabilitator.
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

| Ambac Financial Group, Inc. 17 2016 FORM 10-K |

Insurance laws and regulations applicable to financial guarantee insurers vary by jurisdiction. The laws and regulations generally require financial guarantors to maintain minimum standards of business conduct and solvency; to meet certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership, financial condition and enterprise risk. Regulated insurance companies are also required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and in each jurisdiction in which they are licensed. The level of supervisory authority that may be exercised by non-domiciliary insurance regulators varies by jurisdiction. Generally, however, non-domiciliary regulators are authorized to suspend or revoke the insurance license they issued and to impose restrictions on that license in the event that laws or regulations are breached by a regulated insurance company or in the event that continued or unrestricted licensing of the regulated insurance company constitutes a “hazardous condition” in the opinion of the regulator.
As the principal, or domiciliary, regulator of Ambac Assurance, the Segregated Account and Everspan, OCI has primary regulatory authority, including with respect to the initiation and administration of rehabilitation or liquidation proceedings. Additionally, the accounts and operations of Ambac Assurance and Everspan are subject to periodic comprehensive examinations by the OCI. Wisconsin Insurance Laws require regulated insurance companies to maintain minimum standards of business conduct, maintain minimum surplus to policyholders, meet certain financial tests, and file certain reports, including information concerning their capital structure, ownership, financial condition and enterprise risk. Ambac Assurance, the Segregated Account, and Everspan are not subject to risk-based capital requirements, since they are financial guarantee insurers. Ambac Assurance, the Segregated Account and Everspan are in compliance with minimum surplus levels. Wisconsin Insurance Laws also require prior approval by OCI of certain transactions between Ambac Assurance or Everspan and their respective affiliates. As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, the Rehabilitator of the Segregated Account has imposed certain constraints upon Ambac Assurance through contractual covenants made for the benefit of the Segregated Account and has assumed the authority to control the management of the Segregated Account.
In addition, pursuant to the terms of the Settlement Agreement, Ambac Assurance must seek prior approval by OCI of certain corporate actions. The Settlement Agreement includes covenants which generally restrict the operations of Ambac Assurance and remain in force until the surplus notes that were issued to the counterparties by Ambac Assurance pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full. Certain of these restrictions may be waived with the approval of a majority of Unaffiliated Qualified Directors (described below), the OCI, and/or the requisite percentage of holders of surplus notes issued in connection with the Settlement Agreement. Pursuant to the Settlement Agreement, Ambac Assurance amended its articles of incorporation to require that at least one-third (and, in any event, not less than three members) of the board of directors of Ambac Assurance must be Unaffiliated Qualified Directors (as defined in the Settlement Agreement). If at any time Ambac Assurance does not have the requisite number of Unaffiliated Qualified Directors to authorize an action that is otherwise restricted by the Settlement

Agreement, it will need to seek the approval of OCI to take such action.
New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance and Everspan. The New York financial guarantee insurance law also establishes single risk and aggregate limits with respect to obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. At December 31, 2016, Ambac Assurance is in compliance with applicable aggregate risk limits but not in compliance with applicable single risk limits. Through run-off of the portfolio, Ambac Assurance will continue to seek the reduction in its exposure to maintain its compliance with applicable single and aggregate risk limits, but may not be able to do so. Everspan is in compliance with all of such limits.
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
Applicable rules require that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. These solvency requirements have been amended in order to implement the European Union’s “Solvency II” directive on risk-based capital. The requirements of the Solvency II directive became effective on January 1, 2016.
Notwithstanding the foregoing, Ambac UK is deficient in terms of compliance with the applicable regulatory capital requirements as of December 31, 2016 under the Solvency II directive. The PRA and FCA are aware of the same, and dialogue between Ambac UK management and its regulators remains ongoing with respect to

| Ambac Financial Group, Inc. 18 2016 FORM 10-K |

options for addressing the shortcoming, although such options remain few.
Regulations over change in control
Under Wisconsin law applicable to insurance holding companies, any acquisition of control of Ambac, and any other direct or indirect control of Ambac Assurance and Everspan, requires the prior approval of the OCI. “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the OCI, upon application, determines otherwise. For purposes of this test, Ambac believes that a holder of common stock having the right to cast 10% or more of the votes which may be cast by the holders of all shares of common stock of Ambac would be deemed to have control of Ambac Assurance and Everspan within the meaning of the Wisconsin Insurance Laws. The United Kingdom has similar requirements applicable in respect of Ambac, as the ultimate holding company of Ambac UK.
Dividend Restrictions, Including Contractual Restrictions
Due to contractual and regulatory restrictions, Ambac Assurance has been unable to pay common dividends to Ambac since 2008 and will be unable to pay common dividends in 2017 without certain approvals, including the prior consent of the OCI, which is unlikely. See Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on dividends.
Ambac Assurance’s ability to pay dividends is further restricted by the Settlement Agreement and by certain covenants made for the benefit of the Segregated Account. See Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information about covenants made for the benefit of the Segregated Account.
As a result of these restrictions, Ambac Assurance is not expected to pay dividends to Ambac for the foreseeable future.
Ambac UK is not expected to pay any dividends to Ambac Assurance for the foreseeable future. While the UK insurance regulatory laws impose no statutory restrictions on an insurer’s ability to declare a dividend, the PRA’s and FCA’s capital requirements in practice act as a restriction on the payment of dividends, where a firm has a lower level of regulatory capital than its regulatory capital requirement as is the case for Ambac UK. Further, the FSA amended Ambac UK’s license in 2010 such that the PRA must specifically approve (“non-objection”) any transfer of value and/or assets from Ambac UK to Ambac Assurance or any other Ambac group company, other than in respect of certain disclosed contracts between the two parties (such as in respect of a management services agreement between Ambac Assurance and Ambac UK).
Pursuant to the Settlement Agreement, Ambac Assurance may not make any “Restricted Payment” (which includes dividends from Ambac Assurance to Ambac) in excess of $5 million in the aggregate per annum, other than Restricted Payments from Ambac Assurance to Ambac in an amount up to $7.5 million per annum solely to pay operating expenses of Ambac. Concurrent with making any such Restricted Payment, a pro rata amount of the surplus notes issued by Ambac Assurance under the Settlement Agreement would also need to be redeemed at par.
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
The principal factors that may affect the Financial Services Segment results include: (1) availability of counterparties for economic hedging transactions; (2) investment returns; (3) the value of future contract terminations or settlements which may differ from carrying value of the those contracts; (4) collateral posting requirements; (5) the availability of liquidity from Ambac Assurance; (6) changes in the fair value of the derivatives portfolio resulting from interest rate fluctuations; (7) timing of investment agreement withdrawals; and (8) restrictions imposed upon Ambac Assurance by the contracts executed with the Segregated Account and the Settlement Agreement, and, to the extent that policies allocated to the Segregated Account are implicated, the authority of the Rehabilitator of the Segregated Account to control the management of the Segregated Account.
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
As of December 31, 2016, all investment agreement principal and accrued interest outstanding of $82.4 million was collateralized. Funding for the collateral and previous early terminations was supported in part through loans between Ambac Capital Funding and Ambac Assurance. Ambac Capital Funding's last remaining investment agreement matures in March 2017.
See “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 and Note 14. Obligations

| Ambac Financial Group, Inc. 19 2016 FORM 10-K |

Under Investment Agreements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on investment agreements.
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
Funding Conduits
A subsidiary of Ambac has previously transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. As of December 31, 2016, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities. Ambac does not consolidate these entities under the relevant accounting guidance for consolidation of variable interest entities. See Note 2. Basis of Presentation and Significant Accounting Policies and Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information.
INVESTMENTS AND INVESTMENT POLICY
As of December 31, 2016, the consolidated non-VIE investments of Ambac had an aggregate fair value of approximately $6.5 billion. Investments are managed internally by officers of Ambac, who are experienced investment managers, and by external investment managers. All investments are made in accordance with the general objectives, policies, and guidelines for investments reviewed or overseen by Ambac Assurance and Ambac UK’s respective Boards of Directors. These policies and guidelines include liquidity, credit quality, diversification and duration objectives and are periodically reviewed and revised as appropriate. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes procedures on residential mortgage-backed securities consistent with those utilized to assess the risk of our insured RMBS exposures.
As of December 31, 2016, the Ambac Assurance and Everspan non-VIE investment portfolio had an aggregate fair value of approximately $5.5 billion. Ambac Assurance’s and Everspan’s investment objectives are to achieve the highest risk-adjusted after-tax return on a diversified portfolio consistent with Ambac Assurance’s and Everspan’s risk tolerance while employing active asset/liability management practices to satisfy all operating and strategic liquidity needs. In addition to internal investment policies and guidelines, Ambac Assurance’s investment portfolio is subject to limits on types and quality of investments imposed by applicable insurance laws and regulations. The Board of Directors of Ambac Assurance approves any changes to Ambac Assurance's investment policy. Ambac Assurance purchases Ambac Assurance insured securities given their relative risk/reward characteristics. Ambac Assurance financial guarantee policies related to most of these securities have been allocated to the Segregated Account. As described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, Ambac Assurance’s investment policies are subject to certain covenants made for the benefit of the Segregated Account and, therefore, such policies may be subject to restrictions outside the control of management. Such covenants could adversely impact the performance of the investment portfolio.
As of December 31, 2016, the non-VIE Ambac UK investment portfolio had an aggregate fair value of approximately $0.6 billion. Ambac UK’s investment policy is designed with the primary objective of ensuring that Ambac UK is able to meet its financial obligations as they fall due, in particular with respect to policy holders and meeting their claims. Ambac UK’s investment portfolio is subject to internal investment guidelines and may be subject to limits on types and quality of investments imposed by its regulator. The Board of Directors of Ambac UK approves any changes or exceptions to Ambac UK’s investment policy.
As of December 31, 2016, the non-VIE Financial Services investment portfolio had an aggregate fair value of approximately $0.1 billion. The primary investment objective is to invest in a diversified portfolio of high-grade securities that produce sufficient cash flow to satisfy all investment agreement liabilities while meeting the related collateral requirements. The investment portfolio is subject to internal investment guidelines. Such

| Ambac Financial Group, Inc. 20 2016 FORM 10-K |

guidelines set forth minimum credit rating requirements and credit risk concentration limits.
As of December 31, 2016, the non-VIE Corporate investment portfolio had an aggregate fair value of approximately $0.3 billion. The primary investment objective is to preserve capital for strategic uses while maximizing income. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.
The following tables provide certain information concerning the investments of Ambac:

	2016		2015
Investment Category ($ in thousands) December 31,	Carrying Value (1)	Weighted Average Yield (2)	Carrying Value (1)	Weighted Average Yield (2)
Long-term investments:
Taxable bonds	$5,507,467	5.76%	$4,998,076	5.76%
Tax-exempt bonds	111,653	4.66%	110,255	4.08%
Total long-term investments	5,619,120	5.74%	5,108,331	5.72%
Short-term investments	430,788	0.55%	225,789	0.28%
Other investments (3)	450,307	—	310,600	—
Total	$6,500,215	5.36%	$5,644,720	5.49%

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 10. Investments of the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further discussion of Ambac insured securities held in the investment portfolio.

(2)	Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term investments.

(3)
Other investments include equity interests in pooled investment funds which are classified as trading securities and Ambac's equity interest in an unconsolidated trust created in connection with its sale of Segregated Account junior surplus notes on August 28, 2014.

	2016		2015
Investment Category ($ in thousands) December 31,	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
Municipal obligations (2)	$374,368	3.90%	$420,770	3.71%
Corporate securities	1,802,165	2.80%	1,593,669	2.81%
Foreign obligations	43,135	1.23%	96,306	1.07%
U.S. government obligations	101,091	1.17%	91,242	1.06%
U.S. agency obligations	4,060	0.58%	4,212	0.58%
Residential mortgage-backed securities	2,351,595	9.13%	1,977,338	10.07%
Asset-backed securities	942,706	4.52%	924,794	3.46%
Total long-term investments	5,619,120	5.74%	5,108,331	5.72%
Short-term investments (2)	430,788	0.55%	225,789	0.28%
Other investments (3)	450,307	—	310,600	—
Total	$6,500,215	5.36%	$5,644,720	5.49%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost for both long and short term investments.

(2)	Includes taxable and tax-exempt investments.

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
EMPLOYEES
As of December 31, 2016, Ambac had 141 employees in the United States and 13 employees in the UK. Ambac considers its employee relations to be satisfactory.

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

| Ambac Financial Group, Inc. 21 2016 FORM 10-K |

Statements included in Part II, Item 8 in this Form 10-K unless otherwise indicated.
Risks Related to Ambac Common Shares
Investments in Ambac's common stock are highly speculative and the price per share of Ambac's common stock may be subject to a high degree of volatility, including significant price declines.
Ambac's common stock, which was issued pursuant to its Reorganization Plan, began trading on the NASDAQ Global Market on May 1, 2013. Although Ambac's common stock is listed on NASDAQ, there can be no assurance as to the liquidity of the trading market or the price at which such shares can be sold. The price of the shares may decline substantially in response to a number of events or circumstances, including but not limited to:

•	adverse developments in our financial condition or results of operations;

•	changes in the actual or perceived risk within our insured portfolio;

•	changes to regulatory status;

•	changes in investors’ or analysts’ valuation measures for our stock;

•	market trends unrelated to our stock;

•	market and industry perception of our success, or lack thereof, in pursuing our business strategy; and

•	results and actions of other participants in our industry.
In addition, the price of Ambac's shares may be affected by the additional risks described below, including risks associated with Ambac Assurance’s ability to deliver value to Ambac. Investments in Ambac's common stock should be considered highly speculative and may be subject to a high degree of volatility.
Ambac may not be able to realize value from Ambac Assurance or generate earnings apart from Ambac Assurance.
Because Ambac is a holding company, the value of its stock is dependent upon the residual value of its main operating subsidiary, Ambac Assurance, the receipt of payments to be made by Ambac Assurance pursuant to the Amended TSA and the Cost Allocation Agreement, the receipt of payments on the Owner Trust Certificate issued to Ambac by Corolla Trust (the "Owner Trust Certificate"), the receipt of payments on investments made on securities issued or insured by Ambac Assurance or the Segregated Account, and the receipt of dividends from Ambac Assurance. There can be no assurance that Ambac will be able to realize residual value in Ambac Assurance, which is in run-off. In addition, the Segregated Account of Ambac Assurance Corporation is subject to rehabilitation proceedings and under the control of the Rehabilitator, as further described below. It is unclear whether Ambac Assurance and the Segregated Account will be able to satisfy all of their respective obligations to policyholders, holders of their respective surplus notes and holders of Ambac Assurance’s preferred stock, even if Ambac Assurance and the Segregated Account are successful in achieving recoveries and mitigating losses. Our ability to achieve recoveries and mitigate losses is subject to significant risks and uncertainties, including as a result of varying potential perceptions of the value of Ambac Assurance’s guarantees and securities.

Due to the above considerations, as well as applicable legal and contractual restrictions described elsewhere herein, it is highly unlikely that Ambac Assurance will be able to pay Ambac any dividends for the foreseeable future. Furthermore, the payments to be made to Ambac under the Amended TSA and the Cost Allocation Agreement are subject to contingencies that are difficult to predict, making the amount and timing, if any, of such payments uncertain. Payments to be made under the Amended TSA, in particular, depend on the generation of future taxable income by Ambac Assurance above certain thresholds. Ambac Assurance’s ability to generate taxable income above such thresholds is uncertain. Due to these factors, there can be no assurance as to the amounts that Ambac will receive from Ambac Assurance under the Amended TSA. Moreover, the Cost Allocation Agreement provides that Ambac Assurance's reimbursement of Ambac's operating expenses after 2017 is subject to the approval of the Rehabilitator and limited to $4.0 million per annum. We can provide no assurance as to whether the Rehabilitator will approve such reimbursement or any portion thereof.
It is also uncertain whether and to what extent Ambac will realize value from the Owner Trust Certificate. The Owner Trust Certificate is subordinated to $299.2 million of senior secured notes issued by Corolla Trust. Such notes and the Owner Trust Certificate are collateralized by and payable solely from a $350.0 million face amount Segregated Account junior surplus note plus interest thereon. No payment of interest on or principal of a Segregated Account junior surplus note may be made until all existing and future indebtedness of the Segregated Account, including Segregated Account surplus notes, policy claims and claims having statutory priority, and all existing and future senior ranking surplus notes, contribution notes or similar obligations of Ambac Assurance, have been paid in full. All payments of principal and interest on Segregated Account junior surplus notes are subject to the prior approval of OCI. If OCI does not approve the payment of interest on Segregated Account junior surplus notes, such interest will accrue and compound annually until paid. Payments on the senior secured notes issued by Corolla Trust will only be made when and to the extent that the Segregated Account makes payments on the junior surplus note held by Corolla Trust. The senior secured notes must be paid in full before any payments will be made on the Owner Trust Certificate. If Corolla Trust has failed to pay all interest and principal outstanding on the senior secured notes within three business days of August 28, 2039, the senior secured noteholders may also take possession of and sell the junior surplus note. If such a sale were to occur, it is uncertain whether and to what extent there would be any value for the Owner Trust Certificate after satisfaction of the senior secured notes.
The value of Ambac's common stock may also depend upon the ability of Ambac to generate earnings apart from Ambac Assurance. As noted below, Ambac is selectively exploring potential business opportunities that, among other things, may permit utilization of Ambac’s net operating loss carry-forwards, but there are no assurances regarding its ability to find or execute such business opportunities or the prospects of any such opportunities.
Future offerings of debt or equity securities that rank senior to Ambac's common stock may adversely affect the market price of its common stock.
If Ambac decides to issue debt or additional equity securities in the future that rank senior to its common stock, it is likely that they will be governed by an indenture or other instrument containing

| Ambac Financial Group, Inc. 22 2016 FORM 10-K |

covenants restricting Ambac's operating flexibility. Additionally, any convertible or exchangeable securities issued in the future may have rights, preferences and privileges more favorable than those of common stock and may result in dilution to owners of common stock. Because Ambac's decision to issue debt or equity securities in any future offering will depend on market conditions, it cannot predict or estimate the amount, timing or nature of future offerings. Holders of common stock bear the risk of future offerings reducing the market price of Ambac's common stock and diluting the value of their stock holdings in the Company.
The occurrence of certain events could result in the initiation of rehabilitation proceedings against Ambac Assurance, with resulting adverse consequences to holders of our securities.
Increased loss development in the General Account of Ambac Assurance or the Segregated Account or significant losses or other events resulting from litigation against Ambac Assurance or the Segregated Account may prompt OCI to determine that it is in the best interests of policyholders to initiate rehabilitation proceedings with respect to Ambac Assurance, either preemptively or in response to any such event, and in addition to the Segregated Account Rehabilitation Proceedings.
If, as a result of the occurrence of any such event(s), OCI decides to initiate rehabilitation proceedings with respect to Ambac Assurance, adverse consequences may result, including, without limitation and absent enforceable protective injunctive relief, the assertion of damages by counterparties (including mark-to-market claims with respect to insured transactions executed in ISDA format), the acceleration of losses based on early termination triggers and the loss of control rights in insured transactions. Any such consequences may reduce the residual value of Ambac Assurance. Additionally, the Rehabilitator would assume control of all of Ambac Assurance’s assets and management of Ambac Assurance. In exercising control, the Rehabilitator would act for the benefit of policyholders, and would not take into account the interests of our securityholders. Such actions may result in material adverse consequences for our securityholders.
The issuance of new common stock may dilute current shareholder value or have adverse effects on the market price of Ambac's common stock.
If Ambac raises capital through the issuance of additional shares of common stock, whether for select business transactions, general corporate purposes, or in exchange for other securities, the value of current shareholders’ interests may be diluted as Ambac is not required to offer any such shares to existing stockholders on a preemptive basis.
Ambac cannot predict the effect, if any, of future sales of its common stock, or the availability of shares for future sales, on the market price of its common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for its common stock.
Risks Related to Insured Portfolio Losses
Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and comprehensive income.
Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Loss reserves established with respect to our non-derivative financial guarantee insurance policies are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default, management’s ability to execute policy commutations, and estimated remediation recoveries for, among other things, breaches by RMBS issuers of representations and warranties. Furthermore, the objective of establishing loss reserve estimates is not to, and our loss reserves do not, reflect the worst possible outcome. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, our loss reserves may change materially based on future developments. As a result of the inherent uncertainties in the estimates and judgments made to determine loss reserves, there can be no assurance that either the actual losses in our financial guarantee insurance portfolio will not exceed such reserves or that our reserves will not increase or decrease materially over time as circumstances, our assumptions, or our models change.
Additionally, inherent in our estimates of loss severities and remediation recoveries is the assumption that we will retain control rights in respect of our insured portfolio. However, according to the terms of relevant transaction documents, we may lose our control rights in many insured transactions if, among other things, we are the subject of delinquency proceedings and/or other regulatory actions which could result from our deteriorated financial position. If we lose control rights, our ability to mitigate loss severities and realize remediation recoveries will be compromised, and actual ultimate losses in our insured portfolio could exceed our loss reserves. The Rehabilitation Court issued an injunction restraining certain actions by holders of policies in the Segregated Account and other parties, including actions based on the loss of control rights. If this injunction does not successfully preclude such actions, Ambac Assurance could lose its control rights with respect to certain policies in the Segregated Account.
Some issuers of public finance obligations we insure are experiencing fiscal stress that could result in increased losses on those obligations or increased liquidity claims, including losses or claims resulting from payment defaults, Chapter 9 bankruptcy or other restructuring proceedings or loss of market access.
We have historically experienced low levels of defaults in our public finance insured portfolio, including during the financial crisis that began in mid-2007. However, some issuers of public finance obligations we insure continue to report budget shortfalls, significantly underfunded pensions or other fiscal stresses that will require them to significantly raise taxes and/or cut spending in order to satisfy their obligations. Government entities may also take other actions that may impact their own creditworthiness or the creditworthiness of related issuers. Some issuers of obligations we insure have declared a payment moratorium, defaulted or filed for bankruptcy, raising concerns about their ultimate ability to service the debt we insure and our ability to recover claims paid in the future. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive federal or state assistance, or if such issuers default or file for bankruptcy under Chapter 9, we may experience liquidity claims and/or ultimate losses on those obligations, which could adversely affect our business, financial condition and results of operations.
We insure obligations of several issuers that have filed for bankruptcy protection under Chapter 9. The consequences of such proceedings for creditors remain uncertain. For example, the

| Ambac Financial Group, Inc. 23 2016 FORM 10-K |

treatment of general obligation debt in relation to other obligations remains in flux, with Detroit's 2014 precedent unfavorable for debt creditors. If issuers succeed in materially adjusting their obligations to bondholders and financial guarantors, other issuers may be encouraged to default or file for Chapter 9 protection and seek similar adjustments to their debt. These events could materially increase losses in Ambac’s insured portfolio of municipal credits.
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
As of December 31, 2016, we had $2.1 billion of net par exposure to the Commonwealth of Puerto Rico, including its affiliates and public corporations. Components of Puerto Rico net par outstanding include capital appreciation bonds that are reported at the par amount at the time of issuance of the related insurance policy. The Commonwealth has announced that it cannot meet its obligations and that it intends to impair some or all of its creditors. In April 2016, the Commonwealth enacted the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act, which the then Governor of Puerto Rico invoked to, among other things, prevent the payment of debt service owed by several issuers. The Commonwealth and certain of its instrumentalities have defaulted on a portion of their debt service payments, including payments owed on bonds insured by Ambac Assurance. Ambac Assurance may be required to make significant amounts of policy payments over the next several years, the recoverability of which is subject to great uncertainty, which may lead to material permanent losses. Our exposure to Puerto Rico is impacted by the Puerto Rico economy, which may be impacted by factors such as perceptions regarding its ability to maintain appropriate infrastructure standards. Given our exposure to Puerto Rico and the economic, legal and political uncertainties associated therewith, our loss reserves may ultimately prove to be insufficient to cover our losses, potentially by a material amount, and may be subject to material volatility.
The Commonwealth has proposed to restructure and renegotiate its obligations and those of certain of its affiliates and public corporations. Alternatives could be proposed or adopted that could significantly impair our exposures, including by failing to recognize or properly differentiate legal structures and protections applicable to such exposures, such that our loss reserves would need to be increased. In June 2016, the United States enacted the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). Among other things, PROMESA contains provisions that may permit consensual and non-consensual restructurings of debt obligations of the Commonwealth and its instrumentalities under the auspices of an oversight board created thereunder, subject to compliance with PROMESA. At this time, Ambac is unable to predict to what extent debt restructurings will be proposed or implemented under PROMESA, and what such restructurings or renegotiations would entail. PROMESA also contains a temporary stay on litigation, which has been extended to May 1, 2017, thus potentially limiting Ambac Assurance’s ability to engage in loss mitigation. Litigation challenging the legal protections on which Ambac Assurance and its insured exposures rely is likely to intensify, which may materially increase our risk of loss. On October 7, 2016, certain holders of Puerto Rico’s GO bonds requested leave of court to file an amended complaint that, among other things, challenges the structure of the Puerto Rico Sales Tax Financing Corporations ("COFINA") and seeks injunctive relief requiring the sales and use tax proceeds securing the bonds issued by COFINA to be transferred to the Commonwealth treasury for payment of GO bonds.  On October 26, 2016, Ambac filed a motion to intervene in that lawsuit in order to argue that the proposed claims are subject to PROMESA’s litigation stay, and reserving the right to move to dismiss the claims should the Court determine they are not stayed. On February 17, 2017, the Court granted Ambac's motion to intervene and ruled that the claims challenging the COFINA structure are not subject to litigation stay. If successful, the GO plaintiffs’ challenge against COFINA, and any similar claims that could be asserted by other plaintiffs in the future, could have a significant negative impact on Ambac’s liquidity, loss reserves and capital resources. While our reserving scenarios reflect a wide range of possible outcomes reflecting the significant uncertainty regarding future developments and outcomes, there could be material variability in our loss reserves for the foreseeable future given the fluid and unpredictable situation concerning the debts of Puerto Rico and its instrumentalities.
We are subject to credit risk and other risks in our insured portfolio, including related to RMBS and securities backed by student loans. We are also subject to risks associated with adverse selection as our insured portfolio runs off. Measures taken to reduce such risks may have an adverse effect on operating results or financial position.
Performance of our insured transactions, including (but not limited to) RMBS transactions and those involving securities backed by student loans, can be adversely affected by general economic conditions, such as recession, rising unemployment rates, underemployment, home prices that decline or do not increase in the patterns assumed in our models, increasing foreclosure rates and unavailability of consumer credit, mortgage product attributes, such as interest rate adjustments and balloon payment obligations, borrower and/or originator fraud, mortgage and student loan servicer performance or underperformance and financial difficulty, such as risks related to whether the servicer may be required to delay the remittance of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings.
While further deterioration in the performance of consumer assets, including mortgage-related assets and student loans, may occur, the timing, extent and duration of any future deterioration of the credit markets is unknown, as is the impact on potential claim payments and ultimate losses on the securities within Ambac Assurance’s portfolio. In addition, there can be no assurance that any governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful or inure to the benefit of the transactions we insure. For example, any initiative which permits the discharge of student loan debt in bankruptcy may adversely affect our portfolio. Similarly, servicer settlements with governmental authorities regarding foreclosure or servicing irregularities are generally designed to protect borrowers and may increase losses on securities we insure. In particular, the student loan industry has been subject to heightened Consumer Finance Protection Bureau (CFPB) scrutiny over servicing and collections practices and, consequently, any settlements resulting from this scrutiny could lead to increased losses on securities we insure.

| Ambac Financial Group, Inc. 24 2016 FORM 10-K |

In addition, there can be no assurance that we would be successful, or that we would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS that Ambac Assurance insures.
As the runoff of the insured portfolio continues, the proportion of exposures we rate as below investment grade relative to the aggregate insured portfolio is likely to continue to increase, leaving the portfolio increasingly concentrated in higher risk exposures. This risk may result in greater volatility or have adverse effects on our results from operations and on our financial condition.
One of our primary goals is to create shareholder value through transaction terminations, policy commutations, settlements and restructurings that we believe will improve our risk profile. As we take such actions to reduce known and potential risks, such actions may negatively impact our operating results or financial position in one or more reporting periods.
Our credit risk management policies and practices may not adequately identify significant risks.
As described in Part I, Item 1, “Risk Management” in this Form 10-K, we have established risk management policies and practices which seek to mitigate our exposure to credit risk in our insured portfolio. Ongoing surveillance of credit risks in our insured portfolio is an important component of our risk management. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. If we are not able to identify significant risks, we may not be able to timely remediate such risks, thereby increasing the amount of losses to which we are exposed. An inability to identify significant risks could also result in the failure to establish loss reserves that are sufficient in relation to such risks.
We use analytical models to assist our projection of performance of our insured obligations and our investment portfolio but actual results could differ materially from the model outputs and related analyses.
We rely on internally and externally developed complex financial models, including default models related to RMBS and waterfall modeling provided by a nationally recognized vendor for RMBS and student loan exposures, to project performance of our insured obligations and related securities in our investment portfolio. These models assume various conditions, probability scenarios, facts and circumstances, and there can be no assurance that such models accurately predict or measure the quantum of losses, loss reserves and timing of losses. Differences in the models that we employ, and/or uncertainties and/or flaws in these financial models and/or faulty assumptions inherent in these financial models and those determined by management, could lead to material changes in projected outcomes, and could include increased losses, loss reserves and/or other than temporary investment impairments. Moreover, modeled estimates of transaction performance depend in part on our interpretations of contracts and other bases of our legal rights. Such interpretations may prove to be incorrect or different interpretations may be employed by bond trustees and other transaction participants and, ultimately courts, which could lead to increased losses, loss reserves and/or investment impairments.

Potential outcome of litigation relating to certain military housing credit exposures could adversely affect Ambac.
Ambac Assurance is a party to a number of litigations relating to military housing securitization credits, where opposing parties contend that, among other things, Ambac Assurance has lost its control rights due to the existence of an “Ambac Default” caused by, among other things, the Segregated Account Rehabilitation Proceedings. If Ambac Assurance is found to have lost control rights in these transactions, our ability to mitigate losses could be significantly compromised, and actual ultimate losses in these military housing transactions could exceed our current loss reserves. Moreover, an adverse outcome relating to the assertion of an “Ambac Default” could prompt other counterparties to make similar assertions, which would increase the risk of losing control rights in other transactions.
Risk Related to Segregated Account Rehabilitation
Actions of the Rehabilitator could adversely affect Ambac, including impacting our ability to realize our remediation recoveries.
As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation, loss mitigation and efforts to recover losses in the Segregated Account, including recovery efforts in respect of breaches of representations and warranties by sponsors of Ambac-insured RMBS. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities that remain in Ambac Assurance. Moreover, the Rehabilitator retains the sole discretion to adjust claim payments, to make payments on Deferred Amounts and, with regulatory approval, to make payments on or redeem Segregated Account surplus notes (which would require Ambac Assurance to make proportionate payments on or proportionately redeem its surplus notes). As a result, certain efforts to remediate losses, and certain other actions taken by Ambac Assurance, are subject to the approval of the Rehabilitator, as are decisions about the timing of payments of significant liabilities of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of our securityholders. Decisions made by the Rehabilitator for the benefit of policyholders may result in material adverse consequences for our securityholders. In addition, we are not able to predict the impact such decisions will have on the remediation of losses, and, in particular, on our efforts to recover losses attributable to breaches of representations and warranties by sponsors of Ambac-insured RMBS, our ability to commute outstanding policies and purchase insured bonds or surplus notes, or how vigorously the Rehabilitator will pursue risk remediation in general. We are similarly unable to predict the decisions of the Rehabilitator as to claims payments or payments on Deferred Amounts or, with regulatory approval, payments on or redemptions of Segregated Account surplus notes, the timing and impact of which may negatively affect our financial condition or results of operations. Furthermore, any negative consequences resulting from payments on or redemptions of Segregated Account surplus notes would be magnified due to the fact that the Rehabilitator’s decision to make such payments would, as a result of the terms of the Settlement Agreement, dated as of June 7, 2010

| Ambac Financial Group, Inc. 25 2016 FORM 10-K |

(the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance, require Ambac Assurance to make proportionate payments on its surplus notes.
Changes to the Segregated Account Rehabilitation Plan could adversely affect the holders of securities issued or insured by Ambac Assurance or the Segregated Account.
The Rehabilitator retains discretion to pursue modifications to the Segregated Account Rehabilitation Plan, subject to the approval of the Rehabilitation Court. Such modifications could include, among others, an adjustment to the rate of accretion on Deferred Amounts, which the Rehabilitator has stated is under review. Any such changes could have an adverse effect on the interests of holders, or a subset of holders, of securities issued or insured by Ambac Assurance or the Segregated Account.
Intercompany disputes or disputes with OCI may arise, which may have material adverse effects on the Company.
The Segregated Account, Ambac Assurance, Ambac and other affiliates have entered into agreements that govern certain activities of such entities. OCI has certain enforcement rights with respect to such agreements and, as regulator of Ambac Assurance and as Rehabilitator of the Segregated Account, has further authority over the activities of Ambac Assurance and the Segregated Account. Disputes may arise over the interpretation of such agreements, the exercise or purported exercise of rights thereunder, or the performance of or failure or purported failure to perform obligations thereunder. Disputes may also arise over certain actions taken or proposed to be taken by OCI in reliance on its contractual or legal rights or in reaction to actions taken or to be taken by the Company. In taking such actions or reacting to actions or decisions of the Company, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of our securityholders. Any such dispute could have material adverse effects on the Company, whether through litigation, failure to execute transactions sought by management, interference with corporate strategies, objectives or prerogatives, inefficient decision-making or execution, forced realignment of resources, increased costs, distractions to management, strained working relationships or otherwise. Such effects would also increase the risk that OCI would seek to initiate rehabilitation proceedings against Ambac Assurance.
Risks Related to Capital, Liquidity and Markets
Our inability to realize the expected recoveries included in our financial statements could adversely impact our liquidity, financial condition and results of operations.
As of December 31, 2016, we have estimated representation and warranty subrogation recoveries of $1,878.7 million (net of reinsurance) included in our financial statements. These recoveries are based on contractual claims arising from RMBS transactions that we have insured, and represent a probability-weighted estimate of amounts we expect to recover under various possible scenarios, and do not represent the best or the worst possible outcomes with respect to any particular transaction or group of transactions. Our ability to recover these amounts and the time of the recoveries, if any, is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, intervention by OCI or the Rehabilitator which could impede our ability to take the actions required to realize such recoveries, and uncertainties inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover such amounts, our stockholders’ equity as of December 31, 2016 would decrease from $1,978.0 million to $99.3 million.
We expect to recover material amounts of claims payments through remediation measures including the litigation described above as well as through cash flows in the securitization structures of transactions that we insure. Realization of such expected recoveries is subject to various risks and uncertainties, including the rights and defenses of other parties with interests that conflict with our interests, the performance of the collateral and assets backing the obligations that we insure, the performance of servicers involved in securitizations in which we participate as insurer, and the effect on our rights of the Segregated Account Rehabilitation Plan and orders of the Rehabilitation Court. Additionally, the Segregated Account Rehabilitation Proceedings may impair our ability to realize recoveries in insured transactions if orders of the Rehabilitation Court are not effective.
Adverse developments with respect to such variables may cause our recoveries to fall below expectations, which could have a material adverse effect on our financial condition, including our capital and liquidity.
We may not be able to successfully monetize assets, restructure or exchange certain outstanding debt and insurance obligations, or commute or reduce insured exposures.
Ambac Assurance is evaluating the possibility of entering into one or more transactions to improve the financial condition of Ambac Assurance which may, subject to OCI approval, lead to the conclusion of the Segregated Account Rehabilitation Proceedings. In pursuing this objective, Ambac Assurance is considering the possibility of monetizing certain assets, restructuring or exchanging certain outstanding debt and insurance obligations, and/or commuting or reducing insured exposures. Transactions of this nature may not be feasible or economically viable. We cannot provide any assurance that any such transaction will be consummated by Ambac Assurance in the future, or if it is, as to the timing, terms or conditions of any such transaction, or as to whether it could lead to the conclusion of the Segregated Account Rehabilitation Proceedings. OCI has not indicated a course of action to address Segregated Account or other obligations or to conclude the Segregated Account Rehabilitation Proceedings. The terms, conditions, and timing of a potential conclusion of the Segregated Account Rehabilitation Proceedings are in the sole discretion of OCI, and subject to the approval of the Rehabilitation Court. This discretion includes the authority to address Segregated Account obligations without the agreement of Ambac Assurance or its board of directors. Even if Ambac Assurance consummates one or more such transactions, doing so may ultimately prove to be unsuccessful in creating value for any or all of our stakeholders and may adversely affect our operating results or financial position. Moreover, any such transaction would be subject to the prior approval of the board of directors of Ambac Assurance, OCI and the Rehabilitation Court and may require third-party consents, which may not be obtained.
The Rehabilitator recently filed with the Rehabilitation Court a supplement to his 2016 Annual Report dated June 1, 2016 relating to the Segregated Account Rehabilitation Proceedings (the “Supplement”). In the Supplement, the Rehabilitator stated that at the present time and absent further actions, Ambac Assurance

| Ambac Financial Group, Inc. 26 2016 FORM 10-K |

has insufficient capital to demonstrate to the satisfaction of the Rehabilitator that the Segregated Account Rehabilitation Proceedings could be concluded and leave Ambac Assurance with sufficient financial resources to meet all policy obligations, as projected by the Rehabilitator (in his sole discretion) under a varying range of base and stress case scenarios. The Rehabilitator further stated in the Supplement that given such requirements, any transaction facilitating the conclusion of the Segregated Account Rehabilitation Proceedings will need to provide for an increase in Ambac Assurance’s existing surplus capital, as determined and defined by OCI in its sole discretion. We cannot provide assurance that the terms of any possible transaction will satisfy OCI or the Rehabilitator that Ambac Assurance has, or will have, sufficient capital to meet all policy obligations after the conclusion of the Segregated Account Rehabilitation Proceedings. The terms, conditions, and timing of a potential conclusion of the Segregated Account Rehabilitation Proceedings are in the sole discretion of OCI, and subject to the approval of the Rehabilitation Court. Even if the Segregated Account Rehabilitation Proceedings could be brought to a successful conclusion, there can be no assurance that any level of capital deemed sufficient by OCI to permit such conclusion will be sufficient to cover all future losses, whether currently anticipated or unanticipated.
Revenues and cash flow would be adversely impacted by a decline in realization of installment premiums.
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
Each of Ambac Assurance and Ambac Assurance UK Limited (“Ambac UK”) maintains a portion of its investment portfolio in lower-rated securities and/or “alternative assets” in order to increase the risk-adjusted return on its portfolio. Investments in lower-rated securities and “alternative assets” could expose Ambac and/or Ambac UK to greater earnings volatility, increased losses and decreased liquidity in the investment portfolio.
We have substantial indebtedness, which could adversely affect our financial condition, operational flexibility and our ability to obtain financing in the future.
We have a substantial amount of indebtedness. Our substantial level of indebtedness and other financial obligations as well as the performance of our insured portfolio, which is driven to an extent by events outside our control, increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due, in respect of our indebtedness. Our substantial debt and events outside our control could also have other significant consequences. For example, it could:

•	increase our vulnerability to general adverse economic, competitive and industry conditions;

•
limit our ability to obtain additional financing in the future for working capital, capital expenditures, payment of policyholder claims, debt service requirements, acquisitions, general corporate purposes or other purposes on satisfactory terms or at all;

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the funds available to us for operations and to fund the execution of our key strategies;

•	limit or restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability or increase the costs to refinance indebtedness or ever repay such indebtedness due to ongoing interest accretion;

•	limit our ability to attract and retain key employees; and

•	limit our ability to enter into hedging transactions by reducing the number of counterparties with whom we can enter into such transactions, as well as the volume of those transactions.
Despite current indebtedness levels, we and our subsidiaries may incur additional debt. While restrictive covenants in certain of our contracts currently provide limits on the amount of additional indebtedness Ambac Assurance may incur, we may obtain a waiver of those restrictions and incur additional indebtedness in the future. In addition, if Ambac incurred indebtedness, it would depend on our subsidiaries to distribute funds to it so that Ambac could pay its obligations and expenses, including satisfying its indebtedness. Ambac’s ability to make scheduled payments on, or refinance, any such indebtedness would depend on the ability of our subsidiaries to made distributions or dividends, which in turn will depend on their future operating performance and legal and regulatory restrictions on the payment of distributions or dividends to which they may be subject. There can be no assurance that any such dividends or distributions would be made. This could further exacerbate the risks associated with our substantial leverage.
The determination of the amount of other-than temporary impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.
The determination of the amount of impairments on our investments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments. In particular, we use externally developed financial models to project impairments with respect to RMBS held in our investment portfolio, including Ambac Assurance guaranteed RMBS. Differences in the models we employ and/or flaws in these models and/or faulty assumptions inherent in these models and those determined by management, could lead to increased impairments with respect to RMBS in our investment portfolio.

| Ambac Financial Group, Inc. 27 2016 FORM 10-K |

Risks Related to the Financial and Credit Markets
Changes in prevailing interest rate levels and market conditions could adversely impact our business results and prospects.
Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims, to pay Deferred Amounts, to redeem surplus notes, or to meet Financial Services liquidity needs due to contract terminations or collateral posting requirements, such investments would likely be sold at discounted prices. Additionally, increasing interest rates would have an adverse impact on our insured portfolio. For example, increasing interest rates could result in higher claim payments in respect of defaulted obligations that bear interest at floating rates of interest. Higher interest rates can also lead to increased credit stress on consumer asset-backed transactions (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations), slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured and investment portfolios, and decreased refinancing activity.
Decreasing interest rates could result in early terminations of financial guarantee insurance policies in respect of which we are paid on an installment basis and do not receive a termination premium, thus reducing premium earned for these transactions. Decreases in prevailing interest rates may also limit growth of or reduce investment income and may adversely impact our interest rate swap portfolio.
Our investment portfolio may also be adversely affected by credit rating downgrades, ABS and RMBS prepayment speeds, foreign exchange movements, spread volatility, and credit losses.
We are subject to credit risk throughout our businesses, including large single risks, risk concentrations, correlated risks and reinsurance counterparty credit risk.
We are exposed to the risk that issuers of debt which we have insured (or with respect to which we have written credit derivatives), issuers of debt which we hold in our investment portfolio, reinsurers and other contract counterparties (including derivative counterparties) may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. These credit risks could cause increased losses and loss reserves, and/or estimates of credit impairments and mark-to-market losses with respect to credit derivatives in our financial guarantee business; and we could experience losses and decreases in the value of our investment portfolio and, therefore, our financial strength. Such credit risks may be in the form of large single risk exposures to particular issuers, reinsurers or counterparties; losses caused by catastrophic events (including terrorist acts and natural disasters); losses caused by increases in municipal defaults; or losses in respect of different, but correlated, credit exposures.
Risks Related to the Company's Business
We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows.
Ambac Assurance is defending various lawsuits relating to its financial guarantee business. Ambac is defending a putative securities class action lawsuit. In addition, the Company from time to time receives various regulatory inquiries and requests for information. Please see Note 17. Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for information on these various proceedings.
It is not possible to predict whether additional suits will be filed or whether additional regulatory inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes or of the expenses that will be incurred in defending these lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurring of significant litigation expenses could be material to our business, operations, financial position, profitability or cash flows.
The Settlement Agreement contains restrictive covenants that may impair our ability to pursue our business strategies.
Pursuant to the terms of the Settlement Agreement, Ambac Assurance must seek prior approval by OCI of certain corporate actions. The Settlement Agreement also includes covenants which generally restrict the operations of Ambac Assurance and remain in force until the surplus notes that were issued to the counterparties by Ambac Assurance pursuant to the Settlement Agreement have been redeemed, repurchased or repaid in full. Certain of these restrictions may be waived with the approval of a majority of Unaffiliated Qualified Directors (as defined in the Settlement Agreement), certain holders of our surplus notes and/or OCI. If we are unable to obtain the required consents under the Settlement Agreement, we may not be able to execute our planned business strategies.
System security risks, data protection breaches and cyber-attacks could adversely affect our business and results of operations.
We rely on our information technology systems for many enterprise-critical functions and a prolonged failure or interruption of these systems for any reason could cause significant disruption to our operations and have a material adverse effect on our business, financial condition and operating results. Our information technology and application systems may be vulnerable to threats from computer viruses, natural disasters, unauthorized access, cyber attack and other similar disruptions. Computer hackers may be able to penetrate our network’s system security and misappropriate or compromise confidential information, create system disruptions or cause shutdowns. In addition to our own confidential information, we sometimes receive and are required to protect confidential information from third parties. To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could cause significant financial losses that are either not, or not fully, insured against, damage to our reputation, affect our relationships with third parties, lead to claims against us, result in regulatory action, or otherwise have a material adverse effect on our business or results of operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, or to protect against future damage. Moreover, although we have disaster recovery and business continuity plans in place, we may not be able to adequately execute these plans in a timely fashion in the event of a disruption to our information technology and application systems.

| Ambac Financial Group, Inc. 28 2016 FORM 10-K |

We may incur losses resulting from operational risk due to inadequate or failed internal processes, breakdown of settlement or communication systems, or from external events leading to disruption of our business. Events subject to operational risk include:

•	Internal Fraud-misappropriation of assets, intentional mismarking of positions

•	External Fraud-theft of information, third-party theft and forgery

•	Clients, Products, & Business Practice-improper trade, fiduciary breaches

•	Damage to Physical Assets

•	Business Disruption & System Failures-software failures, hardware failures; and

•	Execution, Delivery, & Process Management-data entry errors, accounting errors, failed mandatory reporting, settlement errors, and negligence.
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
Our business could be negatively affected by actions of stakeholders whose interests may not be aligned with the broader interests of our stockholders.
Ambac could be negatively affected as a result of actions by stakeholders whose interests may not be aligned with the broader interests of our stockholders, and responding to any such actions could be costly and time-consuming, disrupt operations and divert the attention of management and employees. Such activities could interfere with our ability to execute on our strategic plans.

Risks Related to International Business
Actions of the PRA and FCA could reduce the value of Ambac UK realizable by Ambac, which could adversely affect our securityholders.
Ambac’s international business is operated by Ambac UK, which is regulated by the Prudential Regulation Authority (“PRA”) for prudential purposes and the Financial Conduct Authority (“FCA”) for conduct purposes. Under the Financial Services and Markets Act 2000 (“FSMA”), the PRA authorized Ambac UK to carry out financial guaranty insurance business in the UK and in the EU by way of the EU’s passporting regime (although this may change following Brexit), subject to the terms and conditions of the permission granted by the PRA and consented to by the FCA. However, the terms of Ambac UK’s regulatory authority are now restricted and Ambac UK is in run-off. Among other things, Ambac UK may not write any new business, and, with respect to any entity within the Ambac group of affiliates, commute, vary or terminate any existing financial guaranty policy, transfer certain assets, or pay dividends, without the prior approval of the PRA and FCA. The PRA and FCA act generally in the interests of Ambac UK policyholders and will not take into account the interests of securityholders of Ambac or Ambac Assurance when considering whether to provide any such approval. Accordingly, determinations made by the PRA and FCA, in their capacity as Ambac UK’s regulator, could potentially result in adverse consequences for our securityholders and also reduce the value realizable by Ambac for Ambac UK.
Regulatory uncertainty in relation to Ambac UK’s capital position could adversely affect the value of Ambac UK and affect our securityholders.
Under applicable regulatory capital rules (“Solvency II”) Ambac UK remains significantly deficient in terms of capital.  Ambac UK does not have a remedial plan other than to build its assets over time by on-going premium collections and earned investment income, as well as attempting to accelerate the run-off of its exposures.  Further, there currently is no prospect of any capital support from the Ambac group of affiliates.  The PRA is well aware of Ambac UK’s position and prospects. The PRA supervisory statement SS7/15 “Supervision of firms in difficulty or run-off” notes that “there are many circumstances in which a run-off strategy is in the best interests of policyholders” and notes that the PRA will review such firms and that they “may be permitted to continue activities necessary to carry out existing contracts in a manner, and for so long as, the PRA considers necessary in order to afford an appropriate degree of protection to policyholders”.  AUK clearly falls into this category and therefore AUK’s current run off approach remains at all times subject to the continuing forbearance of the PRA in relation to its capital deficit and related Solvency II requirements. Alternative courses of action open to the PRA could adversely impact the anticipated run-off trajectory of Ambac UK and impact its value.
Uncertainty regarding the economic impact of “Brexit” may have an adverse effect on Ambac’s insured international portfolio and the value of its foreign investments, both of which primarily reside with its subsidiary Ambac UK.
In a non-binding referendum on the United Kingdom’s (“UK”) membership in the European Union in June 2016, a majority of those who voted approved the UK’s withdrawal from the European Union (“EU”). As a result of the referendum, the British government has announced that it intends to commence negotiating the terms of the UK’s withdrawal from the EU (“Brexit”) and of its future

| Ambac Financial Group, Inc. 29 2016 FORM 10-K |

relationship with the EU in March 2017, with the expectation of withdrawing two years later. The terms of the future relationship between the EU and the UK are uncertain at this time and may be so for some time to come, and could result in the UK losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote, subsequent uncertainty, and the perceptions as to the ultimate impact of the withdrawal of the UK may adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. The economic outlook could be further adversely affected by (i) the risk that one or more other EU countries could come under increasing pressure to leave the EU, (ii) the risk of a greater demand for independence by Scottish nationalists or for unification in Ireland and its impact on the United Kingdom, or (iii) the risk that the Euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the UK, the Eurozone, and/or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, the availability of credit, political systems or financial institutions and the financial and monetary system.
These economic conditions, particularly a recession or depression, may have a material adverse effect on Ambac’s international insured exposures particularly in the UK and Europe, the majority of which reside in Ambac UK. The creditworthiness of Ambac’s international insured exposures is subject to risks associated with, among other matters, lower asset values related to collateral backing transactions, depressed demand for services resulting in lower operating cash flows and reduced access to the capital markets and other sources of financing or refinancing. In addition, such conditions may have a material adverse effect on the value and volatility of investments, including investments in UK property funds and equities that Ambac maintains, mainly through Ambac UK, in markets and currencies outside of the U.S. Collectively, these effects may have a negative impact on Ambac’s operating results and financial condition resulting from unexpected credit, investment and foreign exchange losses, volatile asset values, reduced liquidity and lost revenues.
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
It is possible that certain surplus notes or other obligations issued by either Ambac Assurance or the Segregated Account may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If such surplus notes or other obligations are characterized as equity of Ambac Assurance that is taken into account for tax affiliation purposes and it is determined that such “equity” represented more than twenty percent of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with Ambac. As a result, Ambac Assurance would no longer be characterized as a member of the U.S. federal income tax consolidated group of which Ambac is the common parent (the “Ambac Consolidated Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including Ambac Assurance as the new common parent and Ambac Assurance’s affiliated subsidiaries (the “Ambac Assurance Consolidated Tax Group”).
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
To the extent certain surplus notes are characterized as equity for U.S. federal income tax purposes, accrued interest will not be deductible by Ambac Assurance. In addition, even if such surplus notes are characterized as debt for U.S. federal income tax purposes, the deduction of interest accruing on such surplus notes may be deferred until paid or eliminated in part depending upon (i) the terms of any deferral and payment provisions provided in such surplus notes, (ii) whether such surplus notes have “significant original issue discount,” and (iii) the yield to maturity of surplus notes. To the extent deductions with respect to interest are eliminated or deferred, the U.S. federal income tax of the members of the Ambac Consolidated Group or the members of the Ambac Assurance Consolidated Tax Group as the case may be, could be increased reducing the amount of cash available to pay its obligations.

| Ambac Financial Group, Inc. 30 2016 FORM 10-K |

Changes in Political or Economic Conditions
New U.S. Administration’s proposed tax reform may have adverse consequences for the Company.
The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact our business and the insurance industry.
In particular, significant changes in the U.S. federal tax code are possible. One potential proposal is to reduce the U.S. federal corporate income tax rate to 15%. Any reduction to the federal corporate income tax rate will reduce the value of Ambac’s and Ambac Assurance’s NOLs. This potential loss of value includes the prospects of lower tolling payments to be made by Ambac Assurance to Ambac. In addition, the effects of lower corporate tax rates, when coupled with other economic expectations (such as higher inflation) may adversely impact the pricing and valuation of fixed-income securities, including those in our investment portfolio.
A reduction in the U.S. federal corporate tax rates may also adversely affect municipal issuers’ funding costs and market access. A lower corporate tax rate could make tax-exempt indebtedness issued by municipal issuers less attractive, possibly resulting in a re-pricing of the municipal bond market. Any such re-pricing may result in lower re-fundings of our municipal exposures than projected, and/or increased losses in our municipal credit portfolio.
In addition, there can be no certainty that the proposed tax reforms will not also limit or abolish the income tax exemption for municipal bond interest. Such a reform could potentially place further stress on municipal issuers’ ability to fund their operations, with the potential for increased defaults on debt service payments.
We are also currently unable to predict whether other reform discussions will meaningfully change existing legislative and regulatory environments relevant for our business, or if any such changes would have a net positive or negative impact on our business. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
Risks Related to Strategic Plan
Ambac is exploring select business opportunities which may permit utilization of Ambac’s net operating loss carry-forwards; however, such business opportunities may not be consummated, or if consummated, may not create value and may negatively impact our financial results.
Ambac is exploring select business opportunities which may permit utilization of its net operating loss carry-forwards. Such business opportunities, may involve the acquisition of assets or existing businesses or the development of businesses through new or existing subsidiaries. It is not possible at this time to predict the future prospects or other characteristics of any such business opportunities. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of any future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. Efforts to pursue select business opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our financial condition. No assurance can be given that Ambac will be able to complete such business opportunities, generate any earnings or be able to successfully integrate any such business into our current operating structure.
Moreover, Ambac’s ability to enter new businesses, including new businesses apart from Ambac Assurance, is also subject to significant doubt, given the condition and circumstances of the Segregated Account and Ambac Assurance, the difficulty of leveraging or monetizing Ambac’s other assets, and the uncertainty of its ability to raise capital. Due to these factors, as well as those relating to Ambac Assurance as described in this Item 1A. Risk Factors, the value of our securities is highly speculative.
Ambac’s current strategy and initiatives have been derived from, and created as a consequence of, the company’s current financial condition and circumstances. Should changes in Ambac’s circumstances or financial condition or in the political, economic and/or legal environment occur, there can be no assurances that all or any part of such strategy and/or initiatives will not be abandoned or amended to take account of such changes. Any such adjustment or abandonment may have an adverse effect on our securities.
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
Ambac UK maintain an office in London, England, which consist of 3,514 square feet of office space, under a lease agreement that expires in October 2020.
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
Item 3.    Legal Proceedings
Refer to Notes to the Consolidated Financial Statements—Note 17. Commitments and Contingencies included in Part II, Item 8 in this Form 10-K for a discussion on legal proceedings against Ambac and its subsidiaries.
Item 4.    Mine Safety Disclosures
Not applicable.

| Ambac Financial Group, Inc. 31 2016 FORM 10-K |

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company's common stock is listed on NASDAQ under the symbol “AMBC.” The high and low common stock prices per share were as follows:

	2016		2015
	High	Low	High	Low
Fourth quarter	$27.25	$17.75	$17.39	$12.72
Third quarter	19.35	15.42	19.17	14.22
Second quarter	17.77	14.42	25.91	16.44
First quarter	17.32	11.92	27.53	23.99

Holders
On February 24, 2017, there were 34 stockholders of record of Ambac’s common stock.
Dividends
The Company did not pay cash dividends on its common stock during 2016 and 2015. Information concerning restrictions on the payment of dividends from Ambac's insurance subsidiaries is set forth in Item 1 above under the caption “Dividend Restrictions, Including Contractual Restrictions" and in Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The following table summarizes Ambac’s activity of share purchases during the fourth quarter of 2016. When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. In December 2016, Ambac purchased shares from employees that settled restricted stock units to meet employee tax withholdings.

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 2016	—	$—	—	—
November 2016	—	—	—	—
December 2016	22,458	22.07	—	—
Fourth Quarter 2016	22,458	$22.07	—	—

(1)	There were no other repurchases of equity securities made during the three months ended December 31, 2016. Ambac does not have a stock repurchase program.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of Ambac authorized an additional $10 million to the warrant repurchase program. As of December 31, 2016, Ambac had repurchased 985,331 warrants at a cost of $8.1 million, leaving 4,053,670 warrants outstanding, bringing the remaining aggregate authorization to $11.9 million.

| Ambac Financial Group, Inc. 32 2016 FORM 10-K |

Stock Performance Graph
The following graph compares the performance of an investment in our common stock from the close of business on May 1, 2013, the date we emerged from bankruptcy through December 31, 2016, with the Russell 2000 Index, S&P 500 Financials Index and S&P Completion Index. The S&P Completion Index has been added in 2016 since it includes other Financial Guaranty companies and similarly sized companies to Ambac, as measured by market capitalization. The graph assumes $100 was invested on May 1, 2013 in our common Stock at the closing price of $20 per share and at the closing price for the Russell 2000 Index, S&P 500 Financials Index and S&P Completion Index. It also assumes that dividends (if any) were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

		December 31,
	5/1/13	2013	2014	2015	2016
Ambac Financial Group, Inc.	$100	$123	$123	$70	$113
Russell 2000 Index	$100	$127	$134	$127	$148
S&P 500 Financials Index	$100	$117	$130	$129	$141
S&P Completion Index	$100	$123	$130	$124	$142

| Ambac Financial Group, Inc. 33 2016 FORM 10-K |

Item 6.    Selected Financial Data
The following financial information for the five years ended December 31, 2016, has been derived from Ambac’s Consolidated Financial Statements. Following the Company’s emergence from bankruptcy on May 1, 2013, the consolidated financial statements reflect the application of fresh start reporting (“Fresh Start”), incorporating, among other things, the discharge of debt obligations, issuance of new common stock and fair value adjustments. The effects of the reorganization and Fresh Start adjustments are recorded in Predecessor Ambac’s Consolidated Statement of Total Comprehensive Income for the period ended April 30, 2013. The financial results of the Company for the periods from May 1, 2013 are referred to as “Successor” and the financial results for the periods through April 30, 2013 are referred to as “Predecessor”. The 2013 Successor Period and the 2013 Predecessor Period are distinct reporting periods. As a result of the implementation of Fresh Start, results and balances are not comparable between Successor Ambac and Predecessor Ambac. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8 in this Form 10-K.

	Successor Ambac				Predecessor Ambac
				Period from	Period from
				May 1 through	Jan. 1 through	Year Ended
	Year Ended December 31,			December 31,	April 30,	December 31,
($ in millions, except per share data)	2016	2015	2014	2013	2013	2012
Total Comprehensive Income Highlights:
Gross premiums written	$(53.8)	$(37.6)	$(288.3)	$(80.3)	$(14.1)	$(277.5)
Net premiums earned	197.3	312.6	246.4	213.5	130.0	414.6
Net investment income	313.4	266.3	300.9	146.4	116.7	382.9
Other than temporary impairment losses	(21.8)	(25.7)	(25.8)	(46.8)	(0.5)	(6.0)
Net realized investment gains	39.3	53.5	58.8	4.5	53.3	72.1
Net change in fair value of credit derivatives	20.1	41.7	23.9	192.9	(60.4)	(9.2)
Derivative products revenue	(50.3)	(42.5)	(181.1)	114.8	(33.7)	(125.0)
Net realized (losses) gains on extinguishment of debt	4.8	0.1	(74.7)	—	—	(177.6)
Income (loss) on Variable Interest Entities ("VIEs")	(14.1)	31.6	(32.2)	(48.6)	426.6	27.8
Losses and loss expenses (benefit) (1)	(11.5)	(768.7)	(545.6)	(185.1)	(38.1)	683.6
Interest and underwriting and operating expenses	238.0	219.2	229.0	153.7	75.6	251.3
Insurance intangible amortization	174.6	169.6	151.8	99.7	—	—
Goodwill amortization	—	514.5	—	—	—	—
Reorganization items	—	—	0.2	0.5	(2,745.2)	7.2
Pre-tax income (loss)	105.0	510.1	493.3	512.3	3,348.0	(256.5)
Net income (loss) attributable to Common Shareholders	74.8	493.4	484.1	505.2	3,349.0	(256.7)
Total comprehensive income attributable to Ambac Financial Group, Inc.	20.6	288.3	692.7	516.9	3,523.9	(94.6)
Net income (loss) per share:
Basic	$1.66	$10.92	$10.73	$11.23	$11.07	$(0.85)
Diluted	$1.64	$10.72	$10.31	$10.91	$11.07	$(0.85)

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The expense (benefit) associated with changes to our estimated recoveries for the years ended December 31, 2016, 2015 and 2014, the eight months ended December 31, 2013, the four months ended April 30, 2013 and the year ended December 31, 2012 were $(71.4). $(303.6) million, $(481.7) million, $199.4 million, $(61.6) million, and $195.2 million, respectively.

| Ambac Financial Group, Inc. 34 2016 FORM 10-K |

	Successor Ambac				Predecessor Ambac
($ in millions) December 31	2016	2015	2014	2013	2012
Balance Sheet Highlights:
Total non-variable interest entity investments	$6,500.2	$5,644.7	$5,507.0	$6,523.7	$6,329.9
Cash and cash equivalents	91.0	35.7	73.9	77.4	43.8
Premium receivable	661.3	831.6	1,000.6	1,453.0	1,620.6
Insurance intangible asset	962.1	1,212.1	1,410.9	1,598.0	—
Goodwill	—	—	514.5	514.5	—
Subrogation recoverable (1)	684.7	1,229.3	953.3	498.5	497.3
Deferred ceded premium	69.6	96.8	123.3	145.5	177.9
Total VIE assets	13,367.8	14,288.5	15,126.1	15,988.7	17,841.9
Total assets	22,635.7	23,728.1	25,159.9	27,092.5	27,085.3
Liabilities subject to compromise	—	—	—	—	1,704.9
Unearned premiums	967.3	1,280.3	1,673.8	2,255.7	2,778.4
Loss and loss expense reserve (1)	4,380.8	4,088.1	4,752.0	5,968.7	6,619.5
Obligations under investment agreements	82.4	100.4	160.1	359.1	362.0
Long-term debt (2)	1,114.4	1,125.0	971.1	963.2	150.2
Derivative liabilities	319.3	353.4	406.9	253.9	531.3
Total VIE liabilities	13,235.4	14,259.8	15,085.7	15,872.8	17,661.7
Total liabilities	20,657.7	21,769.7	23,486.1	26,114.1	30,332.2
Total stockholders’ equity (deficit)	1,978.0	1,958.3	1,673.7	978.4	(3,247.0)
Total liabilities and stockholders' equity	$22,635.7	$23,728.1	$25,159.9	$27,092.5	$27,085.3

(1)
Ambac records as a component of its loss reserves and subrogation recoverable, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $1,907.0 million, $2,829.6 million, $2,523.5 million, $2,206.6 million and $2,523.2 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of Adjusted Earnings and Adjusted Book Value, which are not presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying drivers of our business. We do not intend for these non-GAAP financial measures to be a substitute for any GAAP financial measures and they may differ from similar reporting provided by other companies. Readers of this Form 10-K should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Adjusted Earnings and Adjusted Book Value are non-GAAP financial measures that adjust for the impact of certain non-recurring or non-economic GAAP accounting requirements and include the addition of certain items that the Company has or expects to realize in the future, but that are not reported under GAAP. We also provide reconciliations to the most directly comparable GAAP measures; Adjusted Earnings to Net income attributable to common stockholders and Adjusted Book Value to Total Ambac Financial Group, Inc. stockholders’ equity.
COMPANY OVERVIEW
See Note 1. Background and Business Description for a description of the Company, our business segments and our key strategies to achieve our primary goal to maximize shareholder value.
EXECUTIVE SUMMARY
Ambac Assurance and subsidiaries:
A key strategy for Ambac is to increase the value of its investment in Ambac Assurance by actively managing its assets and liabilities. Asset management primarily entails maximizing the risk adjusted return on non-VIE invested assets and managing liquidity to help ensure resources are available to meet operational and strategic cash needs. These strategic cash needs include activities associated with

Ambac's liability management and loss mitigation programs. Management evaluates the potential impact of loss mitigation strategies in order to target and prioritize policies, or portions thereof, for commutation, refinancing or other claims reduction or defeasance strategies.
Asset Management:
Investment portfolios are subject to internal investment guidelines, including limits on types and quality of investments imposed by applicable insurance laws and regulations. As part of its investment strategy, and in accordance with the aforementioned guidelines, Ambac Assurance and Ambac Assurance UK Limited ("Ambac UK") purchase distressed Ambac-insured securities based on their relative risk/reward characteristics. During 2016, Ambac (inclusive of its subsidiaries) acquired $658.5 million of distressed Ambac-

| Ambac Financial Group, Inc. 35 2016 FORM 10-K |

insured securities, including $494.4 million of insured RMBS and $128.1 million of insured student loan securities with policies allocated to the Segregated Account and $36.0 of other insured securities. Future cash flows relating to those invested assets allocated to the Segregated Account include the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments, including Deferred Amounts (as defined in the Segregated Account Rehabilitation Plan). At the end of 2016, Ambac owned approximately $1.5 billion, or 41% of the total Deferred Amounts outstanding. Ambac will continue to opportunistically purchase Ambac-insured securities. The investment portfolios of Ambac Assurance and Ambac UK also hold fixed income securities and funds that include a variety of other assets including, but not limited to, corporate bonds, asset backed and mortgage backed securities, municipal bonds, high yield bonds, leveraged loans, equities, real estate and hedge funds. Refer to Note 10. Investments to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further details of investments by asset class.
Liability and Insured Exposure Management:
Ambac Assurance's Risk Management Group focuses on the analysis, implementation and execution of commutation and related claims reduction or defeasance strategies. Analysts evaluate the estimated timing and severity of projected policy claims as well as the potential impact of loss mitigation or remediation strategies in order to target and prioritize policies, or portions thereof, for commutation, refinancing or other claims reduction or defeasance strategies. For targeted policies, analysts will engage with bondholders, issuers and other economic stakeholders to negotiate, structure and execute such strategies.
During 2016, Ambac recognized improvements in the performance of certain Ambac insured RMBS transactions. Ambac reached the following settlements: (i) $995 million received in January 2016 in connection with a representation and warranty settlement with JP Morgan; and (ii) future estimated recoveries valued at $51.6 million ($51.4 million net of reinsurance) at December 31, 2016 in connection with a settlement outside of litigation and unrelated to Ambac's R&W subrogation recoveries. Separately, Ambac Assurance received $100.3 million ($99.1 million net of reinsurance) of subrogation recoveries related to an omnibus settlement with investors in Countrywide securitizations, that was announced in June 2011 by Bank of New York Mellon, as Trustee, whereby Bank of America agreed to pay $8.5 billion across approximately 530 RMBS trusts (“Countrywide Investor Settlement”). The Countrywide Investor Settlement was included in previous loss reserve estimates as other subrogation.
During 2016, Ambac Assurance purchased $9.6 million of unpaid accrued interest related to certain surplus notes that were previously repurchased under call options. Ambac recognized a realized gain on these purchases of $3.1 million in the Consolidated Statements of Total Comprehensive Income. In addition, Ambac Assurance purchased $18.6 million of its surplus notes during 2016. Ambac recognized realized gains on these purchases of $1.7 million in the Consolidated Statements of Total Comprehensive Income.
The following table provides a comparison of both total and below investment grade ("BIG") net par outstanding in the insured portfolio at December 31, 2016 and 2015. Net par exposures within the U.S. public finance market include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy.

($ in billions) December 31,	2016	2015	$ Variance	% Variance
Total	$79.3	$108.3	$(29.0)	(27)%
BIG	16.8	19.8	(3.0)	(15)%
The overall reduction in total net par outstanding resulted from scheduled maturities, amortizations, refundings, refinancings and calls accelerated by several company-led initiatives, including an overall $935 million reduction of student loan net par exposure, including commutations of $387 million net par of National Collegiate Student Loan Trust bonds; and the $458 million cancellation of net par exposure to Local Insight Media ("LIM").
The reduction in below investment grade net par outstanding was primarily due to (i) the aforementioned commutations of student loan policies, (ii) reductions to residential mortgage-backed securities during the year as a result of both prepayments by issuers and claims presented to Ambac Assurance and (iii) the aforementioned cancellation of the LIM insured bonds.
Although our insured portfolio has performed satisfactorily over the course of 2016, we have experienced stress within our approximately $2.1 billion of exposures to Puerto Rico consisting of several different issuing entities (all below investment grade). Each issuing entity has its own credit risk profile attributable to discreet revenue sources, direct general obligation pledges and general obligation guarantees. Refer to Part I, Item 1 in this Form 10-K for a further discussion of our exposures to the Commonwealth of Puerto Rico.
Ambac:
As of December 31, 2016 total cash and investments of Ambac were $342.8 million, which include the following:

•	Liquid investments in asset backed and short-term securities of $212.1 million

•	Investments in Ambac-insured securities with a fair value of $86.4 million

•	Investments in Ambac Assurance surplus notes with a fair value of $14.3 million, which is eliminated in consolidation

•
Residual interest in a VIE Trust that was created in 2014 to monetize Ambac's ownership interest in junior surplus notes issued by the Segregated Account. Ambac's carrying value, utilizing the equity method, of this investment was $30.0 million at December 31, 2016. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, for more information on this transaction.

During 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10 million of warrants. On November 3, 2016, the Board of Directors of Ambac authorized an additional $10 million to the warrant repurchase program. As of December 31, 2016, Ambac had repurchased 985,331 warrants at a cost of $8.1 million, leaving 4,053,670 warrants outstanding, bringing the

| Ambac Financial Group, Inc. 36 2016 FORM 10-K |

remaining aggregate authorization to $11.9 million. Ambac will opportunistically consider additional purchases in the future.
As a result of positive taxable income at Ambac Assurance in 2015, Ambac received $70.9 million in tax tolling payments in May 2016 and $0.5 million in November 2016. Additionally, based on Ambac Assurance's 2016 taxable income, Ambac is expected to receive approximately $28.7 million in tax tolling payments by June 2017 (subject to Rehabilitator review).
Foreign Currency Impacts:
The strengthening of the U.S. dollar since the Brexit referendum vote impacted Ambac's economic position. Specifically, the impact of using March 31, 2016 currency rates against the current balance sheet, excluding VIEs, provides for an approximate loss of $68 million, as follows:

•
A reduction of investments and loan values held in British Pounds and Euros of approximately $37.2 million. As of December 31, 2016 Ambac held British Pound and Euro loans and investments of £171.2 million and €23.5 million, respectively. All but £3.4 million of these amounts were held by Ambac UK. Included within the British Pound portfolio is £27.0 million invested in a UK property fund.

◦
Since the referendum vote, there have been reduced valuations of commercial real estate and a number of such funds suspended redemptions. The UK property fund that Ambac UK has invested in has not suspended redemptions as of this date.

•
A reduction in premiums receivable denominated in British Pounds and Euros of $32.5 million. As of December 31, 2016 premium receivables in British Pounds totaled £144.4 million and Euros totaled €33.1 million.

•
A decrease in the carrying value of loss reserves related to policies where loss payments will be made in currencies other than the US dollar of $1.7 million. As of December 31, 2016, loss and loss expense reserves for British Pounds totaled zero and Euros totaled €20.3 million.

Financial Statement Impacts:
The impact of foreign currency as reported in Ambac's Consolidated Statement of Total Comprehensive Income for the year ended December 31, 2016 included the following:

($ in millions)
Net income (1)	$(39.1)
Gain (losses) on foreign currency translation	(122.1)
Unrealized gains (losses) on non-functional currency available-for-sale securities	25.4
Impact on total comprehensive income (loss)	$(135.8)

(1)
A portion of Ambac UK's, and to a lesser extent Ambac Assurance's, assets and liabilities are denominated in currencies other than its functional currency and accordingly, we recognized net foreign currency transaction gains/(losses) as a result of changes to foreign currency rates through our Consolidated Statement of Total Comprehensive Income. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further details on transaction gains and losses.

Future changes to currency rates may adversely affect our financial results. Refer to Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" for further information on the impact of future currency rate changes on Ambac's financial instruments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Ambac's Consolidated Financial Statements have been prepared in accordance with GAAP. This section highlights accounting estimates management views as critical because they require management to make difficult and subjective judgments regarding matters that are inherently uncertain and subject to change. These estimates are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and that reported results of operations will not be materially adversely affected by the need to make future accounting adjustments to reflect changes in these estimates from time to time.
Management has identified the following critical accounting policies and estimates: (i) valuation of loss and loss expense reserves, (ii) valuation of financial instruments and (iii) valuation of deferred tax assets. Management has discussed each of these critical accounting policies and estimates with the Audit Committee, including the reasons why they are considered critical, and how current and anticipated future events impact those determinations. Additional information about these policies can be found in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
Valuation of Losses and Loss Expense Reserves:
The loss and loss expense reserves ("loss reserves") discussed in this section relate only to Ambac’s non-derivative financial guarantee business for insurance policies issued to beneficiaries, including unconsolidated VIEs. Ambac's loss reserves include loss reserve components of an insurance policy, including unpaid claims and the present value ("PV") of expected net cash flows required to be paid under an insurance contract. Unpaid claims, which include accrued interest, represent claims that have not yet been paid for policies allocated to the Segregated Account. The PV of expected net cash flows represents the PV of expected cash outflows less the PV of expected cash inflows discounted at a risk-free discount rate. While unpaid claims are known and therefore not a subjective estimate, expected future losses, net of expected future recoveries, are inherently uncertain. As such, the remaining discussion is limited to addressing expected future losses, net of expected future recoveries.
The evaluation process for expected future losses is subject to certain estimates and judgments regarding the probability of default by the issuer of the insured security, probability of remediation and settlement outcomes (which may include commutation, litigation settlements, refinancings and/or other settlement outcomes), probability of a restructuring outcome (which may include payment moratoriums, debt haircuts and/or subsequent recoveries) and the expected loss severity of credits for each insurance contract.
As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit
| Ambac Financial Group, Inc. 37 2016 FORM 10-K |

or other unforeseen events could have an adverse impact on default probabilities and loss severities. The loss reserves for many transactions are derived from the issuer’s creditworthiness. For public finance issuers, loss reserves will consider not only creditworthiness but also political dynamics and economic status and prospects. The loss reserves for other transactions which have no direct issuer support, such as most structured finance exposures, including RMBS and student loan exposures, are derived from the default activity and loss given default of underlying collateral supporting the transactions. In addition, many transactions have a combination of issuer/entity and collateral support. Loss reserves reflect our assessment of the transaction’s overall structure, support and expected performance. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves as well as our ability to execute workout strategies and commutations. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic prosperity. Reinsurance contracts mitigate our loss reserve. Since Ambac has little exposure ceded to reinsurers, it is unlikely to have a significant effect on loss reserve volatility. Loss reserve volatility will also be materially impacted by changes in interest rate projections from period to period.
The table below indicates the gross par outstanding and gross loss reserves (including loss expenses) related to policies in Ambac’s loss and loss expense reserves at December 31, 2016 and 2015:

	2016		2015
($ in millions) December 31	Gross par outstanding(1)	Gross Loss and Loss Expense Reserves(1)(2)(3)(4)	Gross par outstanding(1)	Gross Loss and Loss Expense Reserves(1)(2)(3)(4)
RMBS	$6,756	$2,394	$8,067	$1,401
Domestic Public Finance	4,410	547	5,246	470
Student Loans	728	279	1,207	486
Ambac UK	939	388	943	420
All other credits	567	13	513	9
Loss expenses	—	75	—	73
Totals	$13,400	$3,696	$15,976	$2,859

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $607 and $31, respectively, at December 31, 2016 and $847 and $44, respectively at December 31, 2015. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)
Loss and Loss Expense reserves at December 31, 2016 of $3,696 are included in the balance sheet in the following line items: Loss and loss expense reserves: $4,381 and Subrogation recoverable: $685. Loss and Loss Expense reserves at December 31, 2015 of $2,859 are included in the balance sheet in the following line items: Loss and loss expense reserves: $4,088 and Subrogation recoverable: $1,229.

(3)
Included in Gross Loss and Loss Expense Reserves are unpaid claims of $3,656 and $3,459 at December 31, 2016 and 2015, respectively, related to policies allocated to the Segregated Account, inclusive of accrued interest payable on Deferred Amounts of $662 and $491, respectively.

(4)
Ambac records as a component of its loss and loss expense reserves, estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties. Ambac has recorded gross estimated recoveries of $1,907 and $2,830 at December 31, 2016 and 2015, respectively.

See Note 2. Basis of Presentation and Significant Accounting Policies for a description of the cash flow and statistical methodologies used to develop loss reserves. Most of our reserved credits with large loss reserves utilize the cash flow method of reserving. Alternative cash flow scenarios are developed to represent the range of possible outcomes and resultant future claims payments and timing. Scenarios and probabilities are adjusted regularly to reflect changes in status, outlook and our analysis and views. Significant judgment is used to develop the cash flow assumptions, and there can be no certainty that the modeled scenarios or probabilities will not deviate materially from ultimate outcomes.
In some cases, such as RMBS and student loans, which are described more fully below, cash flow projections include the modeling of an issuer or transaction’s future revenues and expenses to determine the resources available to pay debt service on our insured obligations. In other cases, such as many public finance exposures including our Puerto Rico exposures, we do not specifically forecast resources available to pay debt service in the cash flow model itself. Rather, we consider the issuers’ overall ability and willingness to pay, including the fiscal, economic, legal and political framework. We then develop multiple scenarios where issuer debt service is paid, missed and/or haircut with claims paid then modeled for any recovery amount and timing. In our experience, this has been an effective approach to loss reserving these types of credits, but there is no certainty our assumptions as to scenarios or probabilities will not be subject to material changes as developments occur or that this method will be as effective in the future as it has been in the past.
In estimating loss reserves, we also incorporate scenarios which represent remediation strategies. Remediation scenarios may include the following; (i) a potential refinancing of the transaction by the issuer; (ii) the issuer’s ability to redeem outstanding securities at a discount, thereby increasing the structure’s ability to absorb future losses; and (iii) our ability to terminate or restructure the policy in whole or in part (e.g., commutation). The remediation scenarios and the related probabilities of occurrence vary by policy depending on on-going and expected discussions and negotiations that are underway with issuers and/or investors. In addition to commutation negotiations that are underway with various counterparties in various forms, our reserve estimates may also include scenarios which incorporate our ability and/or expectation to commute additional exposure with other counterparties.

| Ambac Financial Group, Inc. 38 2016 FORM 10-K |

RMBS Expected Loss Estimate
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
In our experience, market performance and model characteristics change and are updated through time and a regular review of current models, alternative models and the overall approach to loss estimation is beneficial. The RMBS cash flow model is subject to ongoing refinements and/or replacement resulting from industry research as well as performance analysis that may better inform model assumptions, improvements to modeling capabilities and approaches and other factors.

Second-Lien Model:
The RMBS cash flow model estimates mortgage loan collateral performance, the effect of such collateral cash flows within the transaction waterfall and the liability structure we insure. Collateral performance is frequently modeled at the deal level given the paucity of mortgage loan level data for second-lien transactions. In the absence of specific loan-level information, the deal-level approach evaluates a loan pool as if it were a single loan, selecting certain aggregated deal-level characteristics to then perform a series of statistical analyses. We use three HPA projection scenarios to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with lower probabilities to the stress and upside cases. This deal-level approach takes relatively complicated monthly collateral performance and divides it into two parts: a borrower-behavior-dependent stage and a servicer-behavior-dependent stage.
The borrower-behavior-dependent stage is designed to forecast the probability of a loan’s present delinquency status transitioning to any of eight future statuses. The deal-level approach projects performance using a roll-rate that evaluates the possible future state of a loan based on its current status and three variables: average FICO (credit score), average current consolidated loan to value ratio (“CLTV”) and an overall quality indicator. The servicer-behavior-dependent stage governs a loan’s life cycle after it reaches 180 or more days delinquent. This stage evaluates the servicer’s propensity to foreclose or pursue a short sale, the speed of the foreclosure process, and the speed of the post-foreclosure distressed property liquidation. The transition probabilities between stages are assumed by the model to depend upon how long a loan has already been in a particular status, as well as on the servicer-specific and state-specific liquidation timeline factors.
First-Lien Model:
For most first-lien transactions, the RMBS cash flow model utilizes mortgage loan level data from recognized market sources to calculate probability of default and prepayment based on loan characteristics. The loan-level approach of the RMBS cash flow model uses results of a regression analysis to project prepayment and default vectors on a monthly basis. For first-lien transactions that do not have loan-level data available, we use the deal-level approach of the model that is described in the Second-Lien section above.
There are three general stages with the loan-level approach of the model: current, prepayment or default. The model then looks beyond the stages to assess a set of loans based on a number of individual characteristics that are distinct to that set of loans. The model will project performance based on the borrower’s given probability of transitioning that month. Servicer behavior is a variable in the loan-level approach; computing the impact of servicing on the associated collateral. Consistent with the second-lien modeling, we consider three HPA scenarios in the RMBS cash flow model to develop a base case as well as stress and upside cases. The highest probability is assigned to the base case, with lower probabilities to the stress and upside cases.
Other RMBS Factors:
Additional factors that may impact ultimate RMBS second-lien and first-lien losses include, but may not be limited to, mortgage insurance, servicer intervention and third-party settlements.

| Ambac Financial Group, Inc. 39 2016 FORM 10-K |

Mortgage insurance: Five of our mortgage-backed transactions have pool-level mortgage insurance remaining. Pool mortgage insurance is a master policy issued to the mortgage securitization trust, which indemnifies the trust either on a first loss or mezzanine basis in the event that covered mortgage loans in the trust default. The mortgage insurance master policy includes various conditions such as exclusions, conditions for notification of loans in default and claims settlement. We have noted with regard to these transactions that payment by mortgage insurers of claims presented by the mortgage trusts has been inconsistent, resulting in higher claims presented under Ambac Assurance’s financial guarantee policies. Additionally, much of the mortgage insurance coverage has been exhausted. As a result, the benefit of mortgage insurance on our loss reserve estimate is negligible.
Servicer Intervention: We include in our modeling the steps which Ambac is taking to address shortcomings in servicing performance. Ambac has initiated programs with selected servicers that we believe will mitigate losses on such transactions through intervention strategies such as loan modifications, improved liquidation timelines and short sales. Ambac believes these are the principal controllable factors that will result in reduced losses over time. Given the uncertainty in initiating additional programs of this nature, we give credit in our models only on exposures that have already transferred servicing or entered into special servicing agreements.
Third party settlements: To the extent that we are aware of settlements between issuers and investors or trustees which may provide for recoveries within certain insured RMBS trusts, we have incorporated in our modeling of collateral losses our estimate of the probable amount and timing of these settlements. As of December 31, 2016, we are not aware of any undistributed settlements between issuers and investors or trustees which may provide for future recoveries within our insured RMBS trusts.
Expected Representation and Warranty Subrogation Recoveries
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties ("R&W") described herein. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. In such cases, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute collateral for any loan that breaches the representations or warranties
The RMBS R&W subrogation recovery estimate is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, intervention by OCI which could impede our ability to take actions required to realize such recoveries and uncertainties inherent in the assumptions used in estimating such recoveries. Refer to Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information regarding the estimation process for representation and warranty subrogation recoveries.

Student Loan Expected Loss Estimate
The significant majority of our student loan portfolio consists of credits collateralized by private student loans, with a small portion collateralized by federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”).
The calculation of loss reserves for our student loan portfolio involves evaluating numerous factors that can impact ultimate losses. The factor which contributes the greatest degree of uncertainty in ascertaining appropriate loss reserves is the long final legal maturity date of the insured bonds. Most of the student loan bonds which we insure were issued with original terms of 20 to 40 years until final maturity. Since our policy covers timely interest and ultimate principal payment, our loss projections must make assumptions for many factors covering a long time horizon. Key assumptions that will impact ultimate losses include, but are not limited to, the following: collateral performance (which is highly correlated to the economic environment), interest rates, operating risks associated with the issuer, servicers and administrators, investor appetite for tendering or commuting insured obligations and, as applicable, Ambac’s ability and willingness to commute policies.
In evaluating our student loan portfolio, our losses are projected using a cash flow approach. In order to project collateral performance under the cash flow approach, we use an internally developed default projection tool that constructs lifetime cohort default curves based on loan and deal-level historical performance data. To determine ultimate losses on the transactions, the cohort default curves are used to extrapolate future default behavior. Additionally, a regression-based model is used to estimate recoveries on defaulted loans. This regression-based recovery forecast is grounded in deal-level performance data. Losses for a portion of deals are forecast using internal loss estimations to project transaction-level assumptions such as defaults, recoveries and prepayments based on analysis of historical experience adjusted for current economic conditions and changes to collateral composition since origination. In both approaches where collateral performance is projected, the transaction losses are incorporated into a third party waterfall model to develop loss estimates for our exposures. This waterfall model allows us to capture the impact of each transaction’s specific structure (e.g., the waterfall priority of payments, triggers, redemption priority) to generate our specific projected claims profile in various base, upside and downside scenarios.
We develop and assign probabilities to multiple cash flow scenarios based on each transaction’s unique characteristics. Probabilities assigned are based on available data related to the credit, information from contact with the issuer (if applicable), and any economic or market information that may impact the outcomes of the various scenarios being evaluated. Our base case usually projects deal performance out to maturity using expected loss assumptions. As appropriate, we also develop other cases that incorporate various upside and downside scenarios that may include changes to defaults and recoveries.
Variability of Expected Losses and Recoveries
Ambac’s management believes that the estimated future loss component of loss reserves are adequate to cover future claims presented, but there can be no assurance that the ultimate liability will not be higher than such estimates.

| Ambac Financial Group, Inc. 40 2016 FORM 10-K |

It is possible that our estimated future loss assumptions for insurance policies discussed above could be understated. We have attempted to identify reasonably possible cash flows using more stressful assumptions than the probability-weighted outcome recorded. The reasonably possible net cash flows consider the highest stress scenario that was utilized in the development of our probability-weighted expected loss at December 31, 2016 and assumes an inability to execute any commutation transactions with issuers and/or investors. Such stress scenarios are developed based on management’s view about all possible outcomes. In arriving at such view, management makes considerable judgments about the possibility of various future events. Although we do not believe it is reasonably possible to have worst case outcomes in all cases, it is reasonably possible we could have worst case outcomes in some or even many cases.
RMBS Variability:
Changes to assumptions that could make our reserves under-estimated include an increase in interest rates, deterioration in housing prices, poor servicing, the effect of a weakened economy characterized by growing unemployment and wage pressures, and/or illiquidity of the mortgage market. We utilize a complex model to project losses in our RMBS exposures and changes to reserves, either upward or downward are not unlikely if we used a different model or methodology to project losses. We regularly assess models and methodologies and may change our approaches and/or model. Additionally, our R&W actual subrogation recoveries could be significantly lower than our estimate of $1,907 million as of December 31, 2016 if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents, or (iv) our pursuit of recoveries is otherwise unsuccessful.
In the case of both first and second-lien exposures, the reasonably possible stress case assumes a lower housing price appreciation projection, which in turn drives higher defaults and severities. Using this approach, the reasonably possible increase in loss reserves for RMBS credits for which we have an estimate of expected loss at December 31, 2016 could be approximately $78 million. Combined with the absence of any R&W subrogation recoveries, a possible increase in loss reserves for RMBS could be approximately $1,985 million.
Public Finance Variability:
It is possible our loss reserves for public finance credits may be under-estimated if issuers are faced with prolonged exposure to adverse political, economic, fiscal or socioeconomic events or trends.
Our experience with the city of Detroit in its bankruptcy proceeding was not favorable and renders future outcomes with other public finance issuers even more difficult to predict and may increase the risk that we may suffer losses that could be sizable. We agreed to settlements regarding our insured Detroit general obligation bonds that provide better treatment of our exposures than the city planned to include in its plan, but nevertheless required us to incur a loss for a significant portion of our exposure. An additional troubling precedent in the Detroit case, as well as other municipal bankruptcies, is the preferential treatment of certain creditor classes, especially the public pensions. The cost of pensions and the need to address frequently sizable unfunded or underfunded pensions is often a key driver of stress for many municipalities and their related authorities, including entities to whom we have significant exposure, such as Chicago, its school district, the State of New Jersey and many others. Less severe treatment of pension obligations in bankruptcy may lead to worse outcomes for traditional debt creditors. In addition, cities may be more inclined to use bankruptcy to resolve their financial stresses if they believe preferred outcomes for various creditor groups can be achieved.
We currently consider high severity outcomes to be outlying and therefore generally assign low or remote probabilities to such outcomes in our current loss reserves unless the situation develops adversely. We expect municipal bankruptcies and defaults to continue to be challenging to project given the unique political, governance and policy differences among municipalities as well as the complexity, long duration and relative infrequency of the cases themselves in forums with a scarcity of legal precedent.
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
Our exposures to the Commonwealth of Puerto Rico are under stress arising from the Commonwealth’s poor financial condition, weak economy and loss of capital markets access. The Commonwealth has indicated it cannot afford to pay its debts and has announced plans to improve its financial position and prospects including the restructuring of debt obligations.
Since April 2016, the Commonwealth has been subject to an emergency moratorium, known as "Law 21", on debt payments of the Commonwealth and its instrumentalities. Beginning in April 2016, and culminating on June 30, 2016, former Governor Padilla issued additional executive orders under Law 21 declaring states of emergency at HTA, PRIFA, PRCCDA, and other Puerto Rico instrumentalities through January 31, 2017, and suspending payment obligations on bonds issued by those entities, including bonds insured by Ambac Assurance. Subsequent to the implementation of the moratorium, the Commonwealth defaulted on approximately $0.9 billion out of $2.0 billion of debt service due on July 1, 2016, including certain Puerto Rico bonds insured by Ambac Assurance. On January 29, 2017, current Governor Rosello signed the Financial Emergency and Fiscal Responsibility Act, which extends the emergency moratorium period until May 1, 2017, with an option to extend another three months until August 1, 2017.
In June 2016, the United States enacted the Puerto Rico Oversight, Management, and Economic Stability Act ("PROMESA"), which provides for, among other things, a framework for consensually negotiated modifications of Puerto Rico obligations ("Title VI Creditor Collective Action") and, if this and other measures do not succeed, non-consensual debt adjustments ("Title III Adjustments of Debt") . In addition, while PROMESA provides that laws such as Law 21 are not binding on any non-consenting creditor to the extent they prohibit the payment of principal and interest, the practical effect of this provision is unknown and Ambac is at risk to the ongoing execution, interpretation and ultimate enforcement of this provision. PROMESA also provides for a temporary stay on litigation, which may delay any judicial determination regarding the

| Ambac Financial Group, Inc. 41 2016 FORM 10-K |

application of this provision. The litigation stay, which was set to expire on February 15, 2017, has been extended now to May 1, 2017.
As a result of the distressed situation in Puerto Rico coupled with the aforementioned payment moratorium on debt payments of the Commonwealth and certain provisions under PROMESA, the potential for a restructuring of debt insured by Ambac Assurance, either with or without our consent, and the possibility of protracted litigation as a result of which our rights may be materially impaired, losses may exceed current reserves in a material manner. The possible outcomes could shift quickly and materially in an adverse manner as this volatile situation continues to develop.
For public finance credits, including Puerto Rico as well as other issuers, for which we have an estimate of expected loss at December 31, 2016, the reasonably possible increase in loss reserves could be approximately $1,143 million.
Student Loan Variability:
Changes to assumptions that could make our reserves under-estimated include, but are not limited to, increases in interest rates, default rates and loss severities on the collateral due to economic or other factors. For student loan credits for which we have an estimate of expected loss at December 31, 2016, the reasonably possible increase in loss reserves could be approximately $175 million.
Other Credits, including Ambac UK, Variability:
It is possible our loss reserves on other types of credits, including those insured by Ambac UK, may be under-estimated because of various risks that vary widely, including the risk that we may not be able to recover or mitigate losses through our remediation processes such as litigation, depending upon the nature of the exposure. For all other credits, including Ambac UK, for which we have an expected loss, the sum of all the highest stress case loss scenarios is $376 million greater than the current loss reserve at December 31, 2016.
Valuation of Financial Instruments:
Ambac’s financial instruments that are reported on the Consolidated Balance Sheets at fair value and subject to valuation estimates include investments in fixed income securities, equity interests in pooled investment funds, VIE loan assets, VIE long-term debt and derivative instruments.
The Fair Value Measurement Topic of the ASC requires reporting entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This Topic also requires financial instruments be classified within a three-level fair value hierarchy. The fair value hierarchy, the financial instruments classified within each level, our valuation methods, inputs, assumptions and  the  review  and  validation  procedures over quoted and modeled pricing are further detailed in Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K.
The level of judgment in estimating fair value is largely dependent on the amount of observable market information available to fair value a financial instrument, which is also determinative of where the financial instrument is classified in the fair value hierarchy. Instruments valued using models which use one or more significant inputs or value drivers that are unobservable and are therefore classified as Level 3 of the fair value hierarchy, require greater judgment than for those instruments classified as Level 1 and 2. Level 3 financial instruments reported on the Consolidated Balance Sheets at fair value include, but are not limited to, credit derivatives, certain interest rate swaps, investments in certain Ambac-insured fixed income securities, and certain VIE assets and liabilities. Model-derived valuations of certain financial instruments incorporate estimates of the effects of Ambac's own credit risk and/or counterparty credit risk, which can be complex and judgmental. In addition, internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for several years.
As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument owned by Ambac, may be significantly different from its recorded fair value.
Impairment Evaluation of Fixed Income Securities
In addition to valuation estimates described above, another estimate requiring significant judgment relates to the evaluation for other-than-temporary impairments ("OTTI") for fixed income securities (excluding VIE investments) classified as “available-for-sale”. Securities which have experienced declines in fair value below Ambac's amortized cost must be evaluated for OTTI. An OTTI charge is recognized if management assesses it either (i) has the intent to sell the security or (ii) more likely than not will be required to sell the security before the anticipated recovery of its amortized cost basis less any current period credit loss. This impairment assessment also involves determining whether an actual credit loss exists for the security.
The OTTI evaluation of securities is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the impact of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to all Ambac insured securities owned, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance or Ambac U.K. claim payments. For Ambac-insured securities owned and guaranteed under policies allocated to the Segregated Account ("Segregated Account securities"), the estimate of Ambac Assurance claim payments includes interest on Deferred Amounts. Ambac estimates the timing of claim payment receipts on all Ambac-insured securities owned, but the actual timing of such amounts for Segregated Account securities are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Segregated Account securities and future recognition of OTTI. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information relating to the amended Segregated Account Rehabilitation Plan.

| Ambac Financial Group, Inc. 42 2016 FORM 10-K |

There is also significant judgment in determining whether Ambac intends to sell securities or will continue to have the ability to hold temporarily impaired securities until recovery. Future events could occur that were not reasonably foreseen at the time management rendered its judgment on the Company’s intent to sell or ability to hold securities until recovery. Examples of such events include, but are not limited to, the deterioration in the issuer’s or guarantor’s creditworthiness, a change in regulatory requirements or modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes. If management’s judgment with respect to these factors changes, Ambac may ultimately record a charge for OTTI in future periods.
Valuation of Deferred Tax Assets:
Our provision for taxes is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss ("NOL") and tax credit carry forwards. More specifically, deferred tax assets represent a future tax benefit (or receivable) that results from losses recorded under GAAP in a current period which are only deductible for tax purposes in future periods and NOL carry forwards.
The NOL carryforward component of the deferred tax asset will expire if not utilized within certain periods. Valuation allowances are established to reduce deferred tax assets to an amount that “more likely than not” will be realized. All available evidence, both positive and negative, needs to be identified and considered in making the determination with significant weight given to evidence that can be objectively verified. The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry forward periods available under the tax law. As a result of the risks and uncertainties associated with future operating results, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax asset and therefore has a full valuation allowance. See Note 15. Income Taxes for additional information on the Company's deferred income taxes.
RESULTS OF OPERATIONS

($ in millions) Year Ended December 31,	2016	2015	2014
Revenues:
Net premiums earned	$197.3	$312.6	$246.4
Net investment income	313.4	266.3	300.9
Net other-than-temporary impairment losses	(21.8)	(25.7)	(25.8)
Net realized investment gains	39.3	53.5	58.8
Change in fair value of credit derivatives	20.1	41.7	23.9
Derivative product revenues	(50.3)	(42.5)	(181.1)
Other income	17.4	7.2	12.5
Income (loss) on variable interest entities	(14.1)	31.6	(32.2)
Expenses:
Losses and loss expenses (benefit)	(11.5)	(768.7)	(545.6)
Insurance intangible amortization	174.6	169.6	151.8
Operating expenses	113.7	102.7	101.5
Interest expense	124.3	116.5	127.5
Goodwill impairment	—	514.5	—
Provision for income taxes	30.7	17.4	9.6
Less: Net income attributable to the noncontrolling interest	(0.5)	(0.7)	(0.4)
Net income (attributable to common shareholders)	$74.8	$493.4	$484.1
The following paragraphs describe the consolidated results of operations of Ambac and subsidiaries for 2016, 2015 and 2014 and its financial condition as of December 31, 2016 and 2015.
Net Premiums Earned. Net premiums earned primarily represent the amortization into income of collected insurance premiums. Net premiums earned for the year ended December 31, 2016 decreased by $115.3 million or 36.9% as compared to net premiums earned for the year ended December 31, 2015. Net premiums earned for the year ended December 31, 2015 increased by $66.2 million or

26.9% as compared to net premiums earned for the year ended December 31, 2014.
We present accelerated premiums, which result from calls and other accelerations of insured obligations separate from normal net premiums earned. When an insured bond has been retired, any remaining unearned premium revenue ("UPR") is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition

| Ambac Financial Group, Inc. 43 2016 FORM 10-K |

of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Included within accelerated premiums, were negative accelerations of $7.6 million, $5.1 million, and $47.4 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
Normal net premiums earned are impacted by the following:

•	The runoff of the insured portfolio occurring through transaction terminations, calls and scheduled maturities, which had a negative impact.

•
Changes in the collectability of certain premium receivables, primarily within Structured Finance. These changes resulted in an increase in net premiums earned of $0.8 million, $0.5 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

•
Pre-refundings of insured securities, primarily Public Finance transactions. Since the maturity date of pre-refunded securities is shortened (to a specified call date from its previous legal maturity), normal net premiums earned will increase over the remaining period of the related policy.

•
The strengthening or weakening of the U.S. dollar relative to the British Pound since Ambac's wholly-owned UK subsidiary, Ambac UK, operates in the United Kingdom and the British Pound is its functional currency.

Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below and are included in the Financial Guarantee segment. The following table provides a breakdown of net premiums earned by market:

($ in millions) Year Ended December 31,	2016	2015	2014
Public Finance	$84.8	$97.1	$104.8
Structured Finance	27.7	34.2	39.7
International Finance	32.4	43.9	71.9
Total normal premiums earned	$144.9	$175.2	$216.4
Public Finance	$52.5	$97.3	$57.5
Structured Finance	3.6	1.1	(4.9)
International Finance	(3.7)	39.0	(22.6)
Accelerated earnings	$52.4	$137.4	$30.0
Total net premiums earned	$197.3	$312.6	$246.4
Net Investment Income. The following table provides details of net investment income by segment for the periods presented:

($ in millions) Year Ended December 31,	2016	2015	2014
Financial Guarantee	$300.1	$256.6	$298.0
Financial Services	0.8	0.6	1.1
Corporate	12.5	9.1	1.8
Total net investment income	$313.4	$266.3	$300.9
Included in Financial Guarantee net investment income are net mark-to-market gains of $27.7 million, $12.6 million and $6.7 million in years ended 2016, 2015 and 2014, respectively, arising from pooled fund investments that are classified as trading securities with changes in market value recognized in earnings. Ambac Assurance has invested in high-yield loan funds beginning in 2015 as part of its overall portfolio allocation strategy. Ambac UK's pooled fund investments consist of diversified asset classes including equities, hedge funds, loans, CLOs and property.
Financial Guarantee net investment income increased $43.5 million for the year ended December 31, 2016 compared to 2015, due to growth in the size of the portfolio and higher average returns. The larger portfolio primarily resulted from the receipt of $995 million in January 2016 in connection with a representation and warranty settlement with JP Morgan. Higher average portfolio returns in 2016 reflect higher allocations to Ambac insured RMBS, other securities guaranteed by Ambac Assurance or Ambac UK and pooled funds. Net investment income from pooled funds in 2016 increased $15.0 million from the prior year, due primarily to new investments in high-yield loan funds which performed well during the year and stronger returns in equity markets and asset backed strategies, partially offset by lower gains from property and hedge funds.
The decrease in Financial Guarantee net investment income of $41.4 million for the year ended December 31, 2015 compared to 2014 reflects a lower asset base, partially offset by a higher average rate of return on the portfolio. The lower asset levels in 2015 resulted from sales and maturities of select securities to fund the partial redemption of surplus notes in November 2014 and the equalizing payment of Deferred Amounts of the Segregated Account in December 2014. The higher average rate of return on the portfolio in 2015 resulted from higher allocations to Ambac insured securities, corporate bonds and, in the Ambac UK portfolio, pooled funds consisting of diversified asset classes including equities, loans, hedge funds and property. Ambac UK pooled fund investments experienced higher overall returns in 2015 primarily as a result of improved hedge fund performance and property value increases. The increase in income from higher allocation to Ambac insured securities was partially offset by the impact of positive performance on certain of these bonds in 2014 and the adverse impact of the amended Segregated Account Rehabilitation Plan on projected cash flows. Refer to Note 1. Background and Business Description to the Consolidated Financial Statements, included in Part II, Item 8 in this Form 10-K for further discussion of the partial surplus note redemptions of Ambac Assurance and the Segregated Account and the equalizing payments of Deferred Amounts.
Financial Services investment income increased in 2016 compared to 2015 due to the impact of higher rates on floating rate securities. The investment portfolio continues to decrease as investment agreements runoff. The decrease in income in 2015 compared to 2014 reflects the smaller size of the portfolio.
Corporate investment income relates to Ambac’s investment portfolio. Higher investment income for the year ended December 31, 2016 compared to 2015 resulted from a larger portfolio allocation to Ambac Assurance insured RMBS and a larger asset base as Ambac received tax tolling payments from Ambac Assurance in April 2016. Investment income for the year ended December 31, 2015 increased over 2014 as a result of the investment of proceeds from Ambac's August 2014 sale of its Segregated Account junior surplus note and the yield associated with the related equity interest in unconsolidated subsidiaries.
Net Other-Than-Temporary Impairment Losses. Net other-than-temporary impairment losses recorded in earnings include only credit related impairment amounts on securities to the extent

| Ambac Financial Group, Inc. 44 2016 FORM 10-K |

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
Ambac's other-than-temporary impairments for the years ended December 31, 2016, 2015 and 2014 related to credit losses on certain Ambac-wrapped securities stemming primarily from cash flow timing and to the company’s intent to sell certain securities that were in an unrealized loss position as of the impairment evaluation dates.
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
Net Realized Investment Gains. The following table provides a breakdown of net realized gains, by business segment, for the periods presented:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2016
Net gains on securities sold or called	$9.1	$—	$—	$9.1
Foreign exchange gains	30.2	—	—	30.2
Total net realized gains	$39.3	$—	$—	$39.3

December 31, 2015
Net gains on securities sold or called	$47.6	$0.1	$—	$47.7
Foreign exchange gains	5.8	—	—	5.8
Total net realized gains	$53.4	$0.1	$—	$53.5

December 31, 2014
Net gains on securities sold or called	$53.3	$0.3	$—	$53.6
Foreign exchange gains	5.2	—	—	5.2
Total net realized gains	$58.5	$0.3	$—	$58.8
Net gains during the year ended December 31, 2016 included foreign exchange related gains of $22.7 million on short-term and trading securities held by Ambac UK and denominated in non-functional currencies (primarily US dollars and euros) and $8.3 million of realized currency gains related to available-for-sale securities that were sold by Ambac UK during the year. Net gains during year ended December 31, 2015 arose primarily from the sale of Ambac insured student loan securities in connection with a financial guarantee commutation transaction. Net gains during the year ended December 31, 2014 arose primarily from the sale of assets received pursuant to Ambac's remediation activities and net gains on securities sold in connection with the reallocation of the investment portfolio and to raise liquidity for the anticipated payment of Deferred Amounts and surplus notes in the fourth quarter of 2014.
Change in Fair Value of Credit Derivatives. The valuation of credit derivative liabilities is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s own credit quality in the fair value of such liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. The gain from change in fair value of credit derivatives for the year ended December 31, 2016 was $20.1 million, as compared to the gain of $41.7 million for the year ended December 31, 2015. The gain for 2016 reflects increased pricing levels and a stronger credit assessment on an adversely classified credit in the portfolio, partially offset by the impact of lower Ambac CVA discount rates. The gain for 2015 was primarily due to the reversal of unrealized losses on adversely classified student loan credit default swaps in connection with termination of the contracts in addition to the positive impacts of other portfolio runoff, currency exchange rates and higher Ambac CVA discount rates. The net gain in 2014 resulted from gains from runoff and reference obligation price improvements, partially offset by declining Ambac CVA discount rates, especially in the first half of the year.
Realized gains and other settlements on credit derivative contracts represent premiums received and accrued on such contracts. Realized gains and other settlements were $0.9 million, $2.8 million and $3.0 million for 2016, 2015 and 2014, respectively. The declines over time are due to reduced premium receipts resulting from continued runoff of the credit derivative portfolio. Included in

| Ambac Financial Group, Inc. 45 2016 FORM 10-K |

realized gains and other settlements on credit derivatives were fees received in connection with transaction terminations of $0.0 million, $1.3 million and $0.5 million for the years 2016, 2015 and 2014, respectively. There were no loss or settlement payments in the periods presented. Unrealized gains (losses) on credit derivative contract reflect the impact of all other factors on the overall change in fair value of credit derivatives noted above.
See Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for a further description of Ambac’s methodology for determining the fair value of credit derivatives. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of credit derivatives as of December 31, 2016 and 2015:

($ in millions) December 31,	2016	2015
Mark-to-market liability of credit derivatives, excluding CVA	$17.2	$44.6
CVA on credit derivatives	(1.9)	(10.1)
Net credit derivative liability at fair value	$15.3	$34.5
Derivative Product Revenues. The derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure throughout the Company, including the financial guarantee portfolio. Results in derivative product revenues reflect mark-to-market (losses) gains in the portfolio caused by (declines) increases in forward interest rates during the periods, the carrying cost of the net liability position of the portfolio, and the impact of the Ambac CVA and counterparty credit adjustments as discussed below. Net losses reported in derivative product revenues for the year ended December 31, 2016 were $50.3 million, reflecting a decline of $7.8 million as compared to the net losses of $42.5 million for the year ended December 31, 2015. The derivative product loss for 2016 was primarily driven by the impact lower credit spreads that reduced the Ambac CVA on derivative liabilities and the carrying cost of the portfolio. Despite substantial interest rate movements within 2016, the overall change in rates from the beginning to the end of the year did not have a significant impact on full year results.
Net losses reported in the derivative product revenues for the year ended December 31, 2015 were $42.5 million, an improvement of $138.6 million as compared to net losses of $181.1 million for the year ended December 31, 2014. Results for both periods reflect mark-to-market losses caused by declines in forward interest rates, net of the impact of the Ambac CVA as discussed below. Additionally, counterparty credit valuation adjustments on certain interest rate swap assets increased the overall mark-to-market losses for the year ended December 31, 2015.
The fair value of derivative liabilities includes a valuation adjustment to reflect Ambac’s own credit risk. Within the financial services derivatives portfolio, an Ambac CVA is generally applicable for uncollateralized derivative liabilities that may not be offset by derivative assets under a master netting agreement. Inclusion of an Ambac CVA in the valuation of financial services derivatives resulted in gains (losses) within derivative products revenues of $(33.8) million, $14.2 million and $16.1 million, for the years ended December 31, 2016, 2015, and 2014, respectively. The impact of changes to the CVA reflects the market’s view of Ambac Assurance’s credit quality estimated based on relevant market data points, as well as the amount of underlying liabilities, which generally decline as interest rates increase. Market data indicated that the market's view of Ambac Assurance's credit quality generally improved in 2016, declined in 2015 and improved in 2014. The table below indicates the impact of incorporating Ambac’s own credit risk into the fair value of the derivative products portfolio (excluding credit derivatives) as of December 31, 2016 and 2015:

($ in millions) December 31,	2016	2015
Derivative products mark-to-market liability, excluding CVA	$271.1	$312.5
CVA on derivative products portfolio	(44.9)	(78.7)
Net derivative products portfolio liability at fair value	$226.2	$233.8
Net Realized Gains (Losses) on Extinguishment of Debt. Net realized gains on extinguishment of debt was $4.8 million for the year ended December 31, 2016, compared to net gains (losses) of $0.1 million and $(74.7) million for the years ended December 31, 2015 and 2014, respectively. The net gains for the year ended December 31, 2016 included gains from the settlement of certain residual obligations related to previously called surplus notes and settlements of repurchased surplus notes below their carrying values. The gains for the year ended December 31, 2015 included gains from the settlement of certain residual obligations related to previously called surplus notes, partially offset by losses from settlement of an investment agreement above its carrying value and the accelerated recognition of the unamortized discount on surplus notes purchased during the year.
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
Other Income. The table below summarizes other income.

($ in millions) Year Ended December 31,	2016	2015	2014
Foreign exchange gain/(loss)	$7.8	$(2.0)	$(3.9)
Other	9.7	9.2	16.4
Total other income (loss)	$17.4	$7.2	$12.5
Foreign exchange gains/(losses) are unrelated to investments or loss reserves but include gains/(losses) relating to foreign currency changes on present value of premium receivables denominated in a subsidiary's non-functional currency, in addition to foreign exchange gains/(losses) on cash. Other includes various financial guarantee segment fees, primarily consent and waiver fees. Additionally, in 2016, other includes insurance recoveries on a partially cancelled asset-backed transaction which is consolidated as a VIE, interest recoveries related to previously paid legal fees related to a disputed premium receivable partially offset by a loss mitigation payment on an international investor-owned utility transaction which is consolidated as a VIE.
Income (loss) on Variable Interest Entities. Included within Income (loss) on variable interest entities are income statement amounts

| Ambac Financial Group, Inc. 46 2016 FORM 10-K |

relating to VIEs consolidated under the Consolidation Topic of the ASC as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, including gains or losses attributable to consolidating or deconsolidating such VIEs during the periods reported. Generally, the Company’s consolidated VIEs are entities for which Ambac has provided financial guarantees on its assets or liabilities. In consolidation, most assets and liabilities of the VIEs are reported at fair value and the related insurance assets and liabilities are eliminated. However, the amount of VIE net assets (liabilities) that remain in consolidation generally result from the net positive (negative) present value of projected cash flows from (to) the VIEs which are attributable to Ambac’s insurance subsidiaries in the form of financial guarantee insurance premiums, fees and losses. In the case of VIEs with net negative projected cash flows, the net liability is generally to be funded by Ambac’s insurance subsidiaries through insurance claim payments. Differences between the net carrying value of the insurance accounts under the Financial Services—Insurance Topic of the ASC and the carrying value of the consolidated VIE’s net assets or liabilities are recorded through income at the time of consolidation or deconsolidation. The portion of Income (loss) on variable interest entities arising from the impact of consolidating and deconsolidating VIEs was $0.0 million, $0.6 million, and $0.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Income (loss) on variable interest entities was $(14.1) million, $31.6 million and $(32.2) million for the years ended December 31, 2016, 2015 and 2014, respectively. Income (loss) on variable interest entities for all three years reflected an increase (decrease) in the fair value of net assets primarily due to the increase (decrease) in the CVA applied to certain VIE note liabilities that include significant projected financial guarantee claims. Other than those transactions involving significant projected financial guarantee claims, the fair value of VIE net assets increased producing net gains in 2016, 2015 and 2014. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on the accounting for VIEs.
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
Ambac records as a component of its loss reserve estimate, subrogation recoveries related to securitized loans in RMBS transactions with respect to which Ambac Assurance is pursuing claims for breaches of representations and warranties described herein. Ambac does not include potential recoveries attributed solely to fraudulent inducement claims in our litigations in our estimate of subrogation recoveries. Generally, the sponsor of an RMBS transaction provided representations and warranties with respect to the securitized loans, including representations with respect to the loan characteristics, the absence of borrower fraud in the underlying loan pools or other misconduct in the origination process and attesting to the compliance of loans with the prevailing underwriting policies. Ambac has recorded RMBS subrogation recoveries, net of reinsurance, of $1.9 billion and $2.8 billion at December 31, 2016 and 2015, respectively. Refer to Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for more information regarding the estimation process for representation and warranty subrogation recoveries.
Losses and loss expenses (benefit) for the year ended December 31, 2016, 2015, and 2014 were $(11.5) million, $(768.7) million and $(545.6) million, respectively.The following table provides details, by bond type, for losses and loss expenses (benefit) incurred for the periods presented:

($ in millions) Year Ended December 31,	2016	2015	2014
RMBS (1)	$(298.9)	$(721.1)	$(842.9)
Domestic Public Finance	169.0	141.8	67.5
Student Loans	(111.9)	(251.1)	(87.7)
Ambac UK	56.7	(94.5)	(14.8)
All other credits	2.8	(5.7)	(79.4)
Interest on Deferred Amounts	170.8	161.9	411.7
Totals (2)	$(11.5)	$(768.7)	$(545.6)

(1)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within loss and loss expenses (benefit). The loss and loss expense (benefit) associated with changes in estimated representation and warranties for the year ended December 31, 2016, 2015, and 2014 was $(71.4), $(303.6), and $(481.7), respectively.

(2)	Includes loss expenses incurred of $51.9 million, $32.8 million and $44.6 million for the year ended December 31, 2016, 2015, and 2014, respectively.
Losses and loss expenses for 2016 were driven by the following:

•
Lower projected losses in the RMBS portfolio due to improved deal performance, higher representation and warranty subrogation recoveries and a second quarter settlement of a non-representation and warranty dispute with regards to an Ambac insured RMBS transaction;

•
The positive impact of executed commutations and an improved outlook with regards to our risk remediation efforts on student loan policies primarily associated with student loan bonds acquired during the third quarter;

•	Higher projected losses in domestic public finance for the year ended December 31, 2016 largely driven by negative development in Puerto Rico.

•
Increased projected losses in the Ambac UK portfolio for the year ended December 31, 2016 primarily due to foreign exchange losses of $77.6 million partially offset by lower interest rates. The majority of Ambac UK's loss reserves are

| Ambac Financial Group, Inc. 47 2016 FORM 10-K |

denominated in currencies other than its functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates).
Losses and loss expenses (benefit) for 2015 were driven by the following:

•
Lower projected losses in the RMBS portfolio due to improved deal performance, lower interest rates and increases in our estimate of RMBS subrogation recoveries as a result of continuous efforts and ongoing assessments of the value of our claims;

•	The positive impact of executed commutations, an improved outlook with regards to our risk remediation efforts and lower interest rates on student loan policies;

•	Higher projected losses in domestic public finance for the year ended December 31, 2015 largely driven by negative development in Puerto Rico.

•
Decrease in projected losses for the year ended December 31, 2015 due to reduced claim expectations for an Ambac UK transaction resulting from proactive remediation efforts and lower interest rates, partially offset by foreign exchange losses of $24.8 million. The majority of Ambac UK's loss reserves are denominated in currencies other than its functional currency of British Pounds resulting in incurred losses (gains) when the British Pound depreciates (appreciates).

Losses and loss expenses (benefit) for 2014 were driven by the following:

•
Lower projected losses in the RMBS portfolio due to improved deal performance and increases in our estimate of RMBS subrogation recoveries as a result of continuous efforts and ongoing assessments of the value of our claims;

•	Partially offset by $411.7 million of interest expense on Deferred Amounts accrued from the beginning of the accrual periods through December 31, 2014
The following table provides details of net claims recorded, net of reinsurance for the affected periods:

($ in millions) Year Ended December 31,	2016	2015	2014
Claims recorded (1)	$391.9	$367.9	$463.7
Subrogation received (2)	(1,355.4)	(308.4)	(500.5)
Net Claims Recorded	$(963.5)	$59.5	$(36.8)

(1)
Claims recorded include (i) claims paid, including commutation payments, and (ii) changes to claims presented and not yet presented through the balance sheet date for policies which were allocated to the Segregated Account. Item (ii) includes permitted policy claims for policies allocated to the Segregated Account that were presented and approved by the Rehabilitator of the Segregated Account, but not paid through to the balance sheet date in accordance with the amended Segregated Account Rehabilitation Plan and associated rules and guidelines as discussed in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. Amounts recorded for claims not yet presented and/or permitted are based on management’s judgment. Claims recorded exclude interest accrued on Deferred Amounts.

(2)
Subrogation received for the year ended December 31, 2016 includes $992.8 million ($995 million gross of reinsurance) received from the settlement of representation and warranty related litigation with JP Morgan and $99.1 million ($100.3 million gross of reinsurance) related to the Countrywide Investor Settlement.

Operating Expenses. Operating expenses consist of gross operating expenses plus reinsurance commissions. Reinsurance commissions are included in Financial Guarantee segment results. The following table provides details of operating expenses for the periods presented:

($ in millions) Year Ended December 31,	2016	2015	2014
Gross operating expenses	$112.1	$102.3	$100.1
Reinsurance commissions, net	1.6	0.4	1.4
Total operating expenses	$113.7	$102.7	$101.5
Gross operating expenses for the year ended December 31, 2016 are $112.1 million, an increase of $9.8 million from gross operating expenses for the year ended December 31, 2015. The increase was primarily due to the following:

•	Higher compensation costs related to severance and post employment costs, due to changes in CEO and reductions in staff partially offset by reduced salary and bonus expense.

•
Higher non-compensation costs related to stockholder activism, the establishment of $10 million of litigation contingencies, higher audit fees, increased outside services and higher regulatory costs. The increase in non-compensation costs were partially offset by reductions in premises costs and premium taxes. Costs associated with stockholder activism amounted to $5.9 million and include legal, consulting and outside services fees.

Gross operating expenses for the year ended December 31, 2015 are $102.3 million, an increase of $2.2 million from gross operating expenses for the year ended December 31, 2014. The increase was primarily due to the following:

•	Higher compensation costs related to long term incentive compensation accruals, partially offset by lower salaries and medical benefits.

•
Higher non-compensation costs associated with the investigation of a potential recapitalization of Ambac Assurance and outside services fees partially offset by lower directors' fees, premium taxes and subscriptions and data access costs. Costs associated with the recapitalization of Ambac Assurance amounted to $4.8 million, an increase of $4.0 million from the year ended December 31, 2014. Lower directors' fees are primarily related to a special issuance of equity awards granted in December 2013 that vested in April 2014.

As a consequence of the Segregated Account Rehabilitation Proceedings, the Rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including the hiring of advisers. Legal and consulting services provided for the benefit of OCI amounted to $6.4 million, $5.6 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in 2016 compared to 2015 is driven by an increase in monthly

| Ambac Financial Group, Inc. 48 2016 FORM 10-K |

consulting adviser fees and higher legal fees as a result of a change in legal advisers. The decrease in 2015 as compared to 2014 is primarily driven by a reduction in monthly legal adviser fees.
Interest Expense. Interest expense includes accrued interest on investment agreements, secured borrowing notes outstanding, and surplus notes issued by Ambac Assurance and the Segregated Account. Additionally, interest expense includes discount accretion on surplus notes as their carrying value is at a discount to par.
The following table provides details by type of obligation for the periods presented:

($ in millions) Year Ended December 31,	2016	2015	2014
Surplus notes	$118.5	$113.1	$125.9
Investment agreements	0.6	0.9	1.6
Secured borrowing	5.2	2.5	—
Total interest expense	$124.3	$116.5	$127.5
The increase in interest expense for the year ended December 31, 2016, compared to 2015 primarily results from the impact of applying the level yield method as the discount to the face value of surplus notes accretes over time. The year ended December 31, 2016 also includes a full year of interest on a floating rate note issued on July 24, 2015 as part of a secured borrowing transaction of Ambac Assurance. The note is secured by certain Ambac Assurance-wrapped RMBS securities that were deposited in a bankruptcy remote trust. The trusts used to effectuate this transaction qualify as VIEs and are consolidated by Ambac.
The decrease in interest expense on surplus notes for the year ended December 31, 2015, compared to 2014 primarily results from the net reduction to the balance of outstanding notes from the redemption of approximately 26% of surplus notes (other than junior surplus notes) in November 2014. This decline is offset by the impact of the July 2015 secured borrowing transaction described above and a full year of interest recognized following the sale of a junior surplus note originally issued to Ambac by the Segregated Account to a third party trust in August 2014. Subsequent to the sale, the junior surplus note is reflected as debt on Ambac's balance sheet along with other surplus notes and junior surplus notes held by third parties.
Surplus note principal and interest payments require the approval of OCI. Annually from 2011 through 2016, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. If OCI approves interest payments on surplus notes in the future, Ambac Assurance will also be required to pay interest accrued on certain repurchased surplus notes through the call option exercise dates. The amount of such unpaid interest on repurchased surplus notes is $4.0 million at December 31, 2016.
Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. The interest of the outstanding surplus notes and junior surplus notes were accrued for and Ambac is accruing interest on the interest amounts following each scheduled interest payment date.

Total accrued interest for surplus notes and junior surplus notes outstanding to third parties were $348.4 million and $78.0 million, respectively, at December 31, 2016. Principal and interest payments on junior surplus notes cannot be made until all Ambac Assurance (General Account) and Segregated Account surplus notes are paid in full and after all Segregated Account future and existing senior indebtedness, policy and other priority claims have been paid in full.
Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2016, 2015, and 2014 was $30.7 million, $17.4 million, and $9.6 million, respectively. The income tax for all periods include (i) a provision for federal AMT taxes; (ii) a provision for pre-tax profits in Ambac UK’s Italian branch, which cannot be offset by losses in other jurisdictions. The income tax for the year ended December 31, 2016 includes a provision for income tax due in respect of Ambac UK where operating losses brought forward from prior periods were fully utilized in the first quarter of 2016, resulting in income tax now being payable.
At December 31, 2016 the Company had $4.0 billion of U.S. Federal net ordinary operating loss carryforwards, including $1.4 billion at Ambac Financial Group and $2.6 billion at Ambac Assurance.
LIQUIDITY AND CAPITAL RESOURCES
Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity is primarily dependent on its cash and liquid investments of $212.1 million as of December 31, 2016 and expense sharing and other arrangements with Ambac Assurance. Ambac also has investments of $100.7 million in Ambac Assurance insured RMBS and surplus notes issued by Ambac Assurance, which, while less liquid than other investments, may be sold. Pursuant to the Mediation Agreement, Amended TSA and Cost Allocation Agreement (as each such term is defined in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, the following are potential additional sources of liquidity for Ambac:

•
According to the Cost Allocation Agreement, Ambac Assurance is required to reimburse reasonable operating expenses incurred by Ambac, subject to an annual $5.0 million limit until March 2017. Future expense reimbursements are at the sole discretion of the rehabilitator subject to a $4.0 million per year limit. In addition, Ambac Assurance and Ambac are required to reimburse each other for certain operating costs and expenses associated with their respective business operations in accordance with prescribed allocation procedures outlined the the Cost Allocation Agreement.

•
According to the Amended TSA, Ambac Assurance is required, under certain circumstances, to make payments to Ambac with respect to the utilization of net operating loss carry-forwards (“NOLs”). Any expected receipts with regard to the utilization of NOLs will only occur after Ambac Assurance utilizes NOLs generated after September 30, 2011. Ambac Assurance has utilized all of those NOLs and as a result of taxable income at Ambac Assurance in 2015, Ambac received $70.9 million in tax tolling payments in April 2016 and $0.5 million in November 2016. Additionally, based on Ambac Assurance's 2016 results, Ambac is expected to receive approximately $28.7 million in tax tolling payments by May 2017 (subject to Rehabilitator review). Future taxable income of Ambac

| Ambac Financial Group, Inc. 49 2016 FORM 10-K |

Assurance will be subject to additional payments under the Amended TSA, after certain credits; provided that if Ambac Assurance generates NOLs in the future, the Amended TSA would permit it to utilize such NOLs without payment to Ambac.
On August 28, 2014, Ambac deposited $350.0 million face amount of a junior surplus note issued to it by the Segregated Account, plus accrued but unpaid interest thereon, into a statutory trust (the "Trust") in exchange for net proceeds of $224.3 million and a subordinated owner trust certificate (the “Owner Trust Certificate”) issued by the Trust in the face amount of $74.8 million. Proceeds from the transaction are expected to be used to fund select business transactions at Ambac offering attractive risk-adjusted returns that, among other things, may permit utilization of Ambac’s tax net operating loss carry-forwards, select Ambac Assurance liability management activities and for general corporate purposes. The Trust funded the cash portion of its purchase of the junior surplus note with proceeds of the private placement of $299.2 million face amount of senior secured notes (the "Notes") to third party investors. The Notes have a final maturity of August 28, 2039. Interest on the Notes accrues at 5.1% per annum and compounds annually on June 7th of each year up to and including the maturity date. Payments on the Notes will be made when and to the extent that the Segregated Account makes payments on the junior surplus note. The Notes must be paid in full before any payments will be made on the Owner Trust Certificate. The Notes and Owner Trust Certificate are non-recourse to Ambac, Ambac Assurance and the Segregated Account, but are collateralized by the junior surplus note. It is uncertain whether and to what extent Ambac will realize value from the Owner Trust Certificate.

It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future and therefore current cash and investments and future payments under the Cost Allocation Agreement and the Amended TSA will be Ambac’s principal source of liquidity in the near term. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in this Form 10-K for more information on dividend payment restrictions. The principal use of liquidity is the payment of operating expenses, including costs to explore select business transactions and occasional warrant repurchases. Contingencies could cause material liquidity strains.
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

	Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Surplus note obligations(1)	$1,941.2	$379.3	$92.0	$1,469.9	$—
Investment agreement obligations(2)	82.6	82.6	—	—	—
Operating lease obligations(3)	37.2	7.0	12.7	3.5	14.0
Purchase obligations(4)	6.6	3.2	3.0	0.4	—
Postretirement benefits(5)	3.9	0.3	0.6	0.7	2.3
Loss and loss expenses(6)	7,860.8	4,042.3	434.7	286.4	3,097.4
Income taxes	14.3	14.3	—	—	—
Total	$9,946.6	$4,529.0	$543.0	$1,760.9	$3,113.7

(1)
Includes principal of and interest on surplus notes (excluding junior surplus notes) when due. All payments of principal and interest on surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the surplus notes, such interest will accrue and compound annually until paid. Annually from 2011 through 2016, OCI disapproved scheduled interest payments. Amounts in the table assume future approval by OCI for surplus notes (excluding junior surplus notes) for all principal and interest payments, including payment of previously deferred interest totaling $317.4 million on the next scheduled payment date of June 7, 2017. Additionally, all principal and interest payments on junior surplus notes (excluding part of the notes subject to periodically reduction as rent payments are made, as further described in Note 13. Long-term Debt to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) assume to be paid at legal maturity in 2020.

(2)	Includes principal of and interest on obligations using current rates for floating rate obligations.

(3)
Amount represents future lease payments on lease agreements existing as of December 31, 2016. Ambac Assurance's lease with One State Street Plaza has a provision where Ambac Assurance can extend the lease of certain floors past the termination date of September 2019 to December 2029. The above table does not reflect payments on those certain floors after the related lease expiry date of September 2019.

(4)	Purchase obligations represent future expenditures for contractually scheduled fixed terms and amounts due for various technology-related maintenance agreements and other outside services.

(5)	Amount represents future payments relating to Ambac Assurance's postretirement medical reimbursement benefits for current retirees over the next 10 years.

(6)
The timing of expected claim payments is based on deal specific cash flows, excluding expected recoveries. These deal specific cash flows are based on the expected cash flows of the underlying transactions (e.g. for RMBS credits we model estimated future claim payments). The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to the Loss Reserves section in Note 2. Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements

| Ambac Financial Group, Inc. 50 2016 FORM 10-K |

included in Part II, Item 8 in this Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method. As further described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K, following the effective date of the Segregated Account Rehabilitation Plan, as amended, the percentage of the initial cash Interim Payment for permitted policy claims increased from 25% to 45% with effect from July 21, 2014. The Segregated Account will continue to make cash payments of 45% of each policy claim submitted and permitted in accordance with the Segregated Account Rehabilitation Plan, as amended (plus, in certain cases, Supplemental Payments or Special Policy Payments), subject to any further orders of the Rehabilitation Court or decisions of the Rehabilitator. As with previously permitted policy claims, the remaining portion of the unpaid permitted policy claims (in this case, 55%) will remain outstanding as Deferred Amounts and, subject to the adjustment for Undercollateralized Bonds, will accrue interest at 5.1% per annum. These Deferred Amounts, together with interest thereon, may be paid from time to time in the future at the sole discretion of the Rehabilitator. Unpaid claims include deferred policy claims of $2,994.1 and accrued interest on Deferred Amounts of $661.8 at December 31, 2016. We have included such unpaid amounts as obligations due in 2017. Additionally, all future claim payments are included in their respective year at the estimated permitted claim amount.
Ambac Assurance Liquidity. Ambac Assurance’s liquidity is dependent on the balance of liquid investments and, over time, the net impact of sources and uses of funds. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance policies, principal and interest payments from investments, sales of investments, proceeds from repayment of affiliate loans, recoveries on claim payments, litigation proceeds and reinsurance recoveries. Termination of installment premium policies on an accelerated basis may adversely impact Ambac Assurance’s liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim and commutation payments on both insurance and credit derivative contracts, loss expenses, ceded reinsurance premiums, surplus note principal and interest payments (including Junior Surplus Notes), additional loans to affiliates and tax payments to Ambac, including tolling payments due under the Amended TSA. Interest and principal payments on surplus notes are subject to the approval of OCI, which has full discretion over payments regardless of the liquidity position of Ambac Assurance. The level of claims paid by the Segregated Account is subject to the sole discretion of the Rehabilitator, subject to any required approval of the Rehabilitation Court.
Ambac Assurance manages its liquidity risk (by currency) by maintaining comprehensive analyses of projected cash flows and maintaining specified level of cash and short-term investments at all times.
As more fully described in Note 1. Background and Business Description to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K:

•
the Rehabilitator has sought and received approval from the Rehabilitation Court to make Supplemental Payments and Special Policy Payments with respect to certain insured securities. During the years ended December 31, 2016 and 2015, the Segregated Account made Supplemental Payments and Special Policy Payments of $84.3 million and $96.9 million, respectively in respect of permitted policy claims.

•
pursuant to the injunctions issued by the Rehabilitation Court, claims on policies allocated to the Segregated Account are not permitted to be paid during the Segregated Account Rehabilitation Proceedings until approved by the Rehabilitator.  The Segregated Account is, and was, obliged to make Interim Payments of 45% of each permitted policy claim to be paid on or after July 21, 2014 in accordance with the amended Segregated Account Rehabilitation Plan and associated rules and guidelines. Under the Segregated Account Rehabilitation Plan the unpaid balance of Deferred Amounts will accrue interest until such outstanding policy obligations are paid in full. Interest on the Deferred Amounts currently accrue at 5.1%, compounded annually. The Segregated Account is responsible for Deferred Amounts and unpaid accrued interest of $2,994.1 million and $661.8 million, respectively at December 31, 2016. Permitted policy claims, including Deferred Amounts together with interest thereon, will be material uses of future liquidity.

•
the Segregated Account will establish Junior Deferred Amounts in respect of general claims, instead of issuing junior surplus notes as originally contemplated. Junior Deferred Amounts will generally accrue and compound interest at an annual effective rate of 5.1% and will be payable, as and when determined by the Rehabilitator, in his sole discretion.

Annually from 2011 through 2016, OCI issued its disapproval of the requests of Ambac Assurance and the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on outstanding surplus notes issued by Ambac and the Segregated Account on the annual scheduled interest payment date of June 7th. Neither Ambac Assurance nor the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, have requested to pay interest on any junior surplus notes since their issuance. Ambac Assurance and the Segregated Account are responsible for unpaid interest on surplus and junior surplus notes of $426.4 million through December 31, 2016.
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
Ambac Assurance is limited in its ability to pay dividends pursuant to the terms of its Auction Market Preferred Shares (“AMPS”), which state that dividends may not be paid on the common stock of Ambac Assurance unless all accrued and unpaid dividends on the AMPS for the then current dividend period have been paid, provided that dividends on the common stock may be made at all times for the purpose of, and only in such amounts as are necessary for enabling Ambac (i) to service its indebtedness for borrowed money as such payments become due or (ii) to pay its operating expenses. If dividends are paid on the common stock for such purposes,

| Ambac Financial Group, Inc. 51 2016 FORM 10-K |

dividends on the AMPS become cumulative until the date that all accumulated and unpaid dividends have been paid on the AMPS. Ambac Assurance has not paid dividends on the AMPS since 2010. Refer to Part I, Item 1, “Insurance Regulatory Matters - Dividend Restrictions, Including Contractual Restrictions” and Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8, in this Form 10-K for more information on dividend payment restrictions.
During the year ended December 31, 2016, Ambac Assurance received total subrogation of $1,355.4 million, net of reinsurance. Our ability to realize future R&W subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we are unable to recover any amounts, our future available liquidity to pay claims would be reduced materially. In January 2016, Ambac Assurance settled its RMBS-related disputes and litigation against JP Morgan Chase & Co. and certain of its affiliates (collectively "JP Morgan"). Pursuant to the settlement, JP Morgan paid Ambac Assurance $995.0 million ($992.8 million net of reinsurance) in cash in return for releases of all of Ambac Assurance's claims against JP Morgan arising from certain RMBS transactions insured by Ambac Assurance. Ambac Assurance also is entitled to other subrogation amounts relating to RMBS transactions and other contractual recoveries on public and structured finance policies. Included within other subrogation were estimated recoveries on certain insurance policies which were included in an omnibus settlement with investors in Countrywide securitizations, that was announced in June 2011 by Bank of New York Mellon, as Trustee, whereby Bank of America agreed to pay $8.5 billion across approximately 530 RMBS trusts (“Countrywide Investor Settlement”). Ambac received $100.3 million ($99.1 million net of reinsurance) related to the Countrywide Investor Settlement.
A wholly-owned subsidiary of Ambac Assurance is a party to credit default swaps (“CDS”) with various commercial counterparties. Ambac Assurance guarantees its subsidiary’s payment obligations under such CDS. The terms of such CDS include events of default or termination events based on the occurrence of certain events, or the existence of certain circumstances, relating to the financial condition of Ambac Assurance, including the commencement of an insolvency, rehabilitation or like proceeding. If such an event of default or termination event were to occur, the CDS counterparties could claim the contractual right to terminate the CDS and require Ambac Assurance, as financial guarantor, to make termination payments. Ambac Assurance estimates that such potential termination payments amount to $47.8 million as of December 31, 2016. However, the Rehabilitation Court has issued an injunction barring the early termination of contracts based on the occurrence of events or the existence of circumstances like those described above. As a result, Ambac Assurance does not expect to make early termination payments in respect of CDS where such amounts are claimed based on the occurrence of events, or the existence of circumstances, relating to the financial condition of Ambac Assurance.

As described in Part I, Item 1, "Introduction" of this Form 10-K, one of Ambac's primary goals is to create shareholder value through transaction terminations, policy commutations, settlements and restructurings effected at Ambac Assurance that we believe will improve the Company's risk profile. As Ambac Assurance takes such actions to reduce known and potential risks, liquidity may be materially affected. Furthermore, such actions may negatively impact our operating results or financial position in one or more reporting periods.
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
As of December 31, 2016, Ambac had a $82.4 million contingent withdrawal investment agreement outstanding related to a structured credit-linked note ("CLN"). This one remaining investment agreement matures on March 20, 2017 and will be funded by asset sales.
While meaningful progress has been made in unwinding the Financial Services businesses, liquidity risk exists in the derivative portfolios due to contract provisions which may require collateral posting or early termination of contracts. Both the investment agreement and swap businesses borrows cash and securities from Ambac Assurance to meet liquidity needs when such borrowing is determined to be most economically beneficial to Ambac Assurance. Intercompany loans are made under established lending agreements with defined borrowing limits that have received non-disapproval from OCI.
Cash Flow Statement Discussion. The following table summarizes the net cash flows for the periods presented.

($ in million) Year Ended December 31,	2016	2015	2014
Cash provided by (used in):
Operating activities	$843.5	$91.8	$(967.8)
Investing activities	(714.6)	(175.7)	1,271.7
Financing activities	(69.7)	46.9	(307.1)
Effect of foreign exchange on cash and cash equivalents	$(3.9)	$(1.1)	$(0.3)
Net cash flow	$55.3	$(38.2)	$(3.5)
Operating activities
The principal sources of Ambac's operating cash flows are gross installment premiums on insurance contracts, fees on credit default swap contracts, investment coupon receipts, subrogation and reinsurance recoveries. The principal uses of Ambac's liquidity are the payment of operating and loss expenses, claim and commutation payments on insurance contracts, ceded reinsurance premiums and tax payments. During the years ended December 31, 2016, 2015 and 2014, Ambac had net loss and loss expense (recoveries) payments of $(939.6) million, $1.1 million and $1,067.3 million, respectively, inclusive of interest payments on Deferred Amounts

| Ambac Financial Group, Inc. 52 2016 FORM 10-K |

of $82.5 million during the year ended December 31, 2014. In addition, during the year ended December 31, 2016, 2015 and 2014, gross premium collection and credit derivative receipts by Ambac were $78.0 million, $110.9 million and $129.1 million, respectively.
Future operating cash flows will primarily be impacted by the level of premium collections, investment coupon receipts and claim payments (including further payments of Deferred Amounts and interest thereon) and payments under credit default swap contracts. Additional increases to Interim Payments, which are at the sole discretion of the Rehabilitator, will have an adverse effects on Ambac's future cash flows.
Financing Activities
Financing activities for the year ended December 31, 2016 included paydowns on a secured borrowing of $29.5 million, payments for investment agreement draws of $18.0 million, payments for extinguishment of long-term debt of $19.6 million and the acquisition of Ambac warrants of $2.7 million. Financing activities for the year ended December 31, 2015 included proceeds of $129.9 million (net of repayments during the year ended December 31, 2015) received from a secured borrowing, partially offset by payments for investment agreement draws of $63.9 million, payments for extinguishment of long-term debt of $13.8 million and the acquisition of Ambac warrants of $5.0 million. Financing activities for the year ended December 31, 2014 included redemption payments on surplus notes of $331.4 million and repayments of investment agreements of $200.0 million, partially offset by proceeds from Ambac's sale of its Segregated Account junior surplus note in the amount of $224.3 million.
Credit Ratings and Collateral. Ambac Assurance is no longer rated by Moody’s and S&P, which resulted in the triggering of required cure provisions in investment agreements. At December 31, 2016 Ambac posted collateral of $88.9 million in connection with its outstanding investment agreements.
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

government agency obligations with market values equal to or in excess of market values of the swaps and futures contracts. In most cases, AFS will look to re-establish hedge positions that are terminated early. This may result in additional collateral or margin obligations. The amount of additional collateral or margin posted on derivatives contracts will depend on several variables including the degree to which counterparties exercise their termination rights (or agreements terminate automatically) and the terms on which hedges can be replaced. All collateral and margin obligations are currently met. Collateral and margin posted by AFS totaled a net amount of $202.6 million, including independent amounts, under these contracts at December 31, 2016.
Ambac Credit Products (“ACP”) entered into credit derivative contracts. ACP is not required to post collateral under any of its contracts.
BALANCE SHEET
Total assets decreased by approximately $1,092 million from December 31, 2015 to $22.6 billion at December 31, 2016, primarily due to (i) declines in VIE assets primarily as a result of devaluation of assets denominated in British Pounds; (ii) lower premium receivables from the runoff, including early terminations, of the insured portfolio; (iii) amortization of the insurance intangible asset and (iv) lower subrogation recoveries; partially offset by an increase in investments and cash receipts from R&W settlements of $995 million and from the Countrywide Investor Settlement of $100.3 million that exceeded amounts previously included as a component of Subrogation recoverable assets.
Total liabilities decreased by approximately $1,112 million from December 31, 2015 to $20.7 billion as of December 31, 2016, primarily as a result of (i)  declines in VIE liabilities primarily as a result of devaluation of liabilities denominated in British Pounds; (ii) lower unearned premium reserves; partially offset by higher accrued interest payables on Surplus Notes and higher loss and loss expense reserves, resulting primarily from the impact of the R&W recovery noted above on loss and loss expense reserves.
As of December 31, 2016 total stockholders’ equity was $1,978 million, compared with total stockholders’ equity of $1,958 million at December 31, 2015. This increase was primarily due to Other Comprehensive Income during the period. Other Comprehensive Income during 2016 was driven by net income and unrealized gains on investment securities partially offset by unrealized losses from foreign currency translations.
Investment Portfolio.
The following table summarizes the composition of Ambac’s investment portfolio, excluding VIE investments, at fair value by segment at December 31, 2016 and 2015:

| Ambac Financial Group, Inc. 53 2016 FORM 10-K |

($ in millions)	Financial Guarantee (1)	Financial Services	Corporate	Total
December 31, 2016:
Fixed income securities	$5,265.2	$89.3	$199.7	$5,554.2
Short-term	363.3	0.9	66.6	430.8
Other investments	420.3	—	30.0	450.3
Fixed income securities pledged as collateral	64.9	—	—	64.9
Total investments	$6,113.7	$90.2	$296.3	$6,500.2
Percent total	94.0%	1.4%	4.6%	100%

December 31, 2015:
Fixed income securities	$4,758.7	$109.3	$175.8	$5,043.8
Short-term	177.5	0.2	48.1	225.8
Other investments	285.3	—	25.3	310.6
Fixed income securities pledged as collateral	64.5	—	—	64.5
Total investments	$5,286.0	$109.5	$249.2	$5,644.7
Percent total	93.7%	1.9%	4.4%	100%

(1)
Includes investments denominated in non-US dollar currencies with a fair value of £167.8 ($206.7) and €23.5 ($24.7) as of December 31, 2016 and £198.1 ($291.7) and €32.7 ($35.5) as of December 31, 2015:.

Ambac invests in various asset classes in its available-for-sale investment portfolio. Refer to Note 10. Investments for details of all investments by asset class. The following table represents the fair value of mortgage and asset-backed securities at December 31, 2016 and 2015 by classification:

($ in millions)	Financial Guarantee (1)	Financial Services	Corporate	Total
December 31, 2016:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$959.2	$—	$85.1	$1,044.3
RMBS—Second Lien	909.1	—	1.3	910.4
RMBS—First Lien—Sub Prime	396.9	—	—	396.9
Total residential mortgage-backed securities	2,265.2	—	86.4	2,351.6
Other asset-backed securities
Military Housing	236.6	—	—	236.6
Credit Cards	43.5	89.3	31.3	164.1
Student Loans	151.4	—	—	151.4
Auto	67.9	—	69.9	137.8
Structured Insurance	118.8	—	—	118.8
Other	19.9	—	0.2	20.1
Total other asset-backed securities	638.1	89.3	101.4	828.8
Total	$2,903.3	$89.3	$187.8	$3,180.4

December 31, 2015:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$772.1	$—	$75.1	$847.2
RMBS—Second Lien	814.0	—	1.2	815.2
RMBS—First Lien—Sub Prime	314.9	—	—	314.9
Total residential mortgage-backed securities	1,901.0	—	76.3	1,977.3
Other asset-backed securities
Military Housing	238.2	—	—	238.2
Credit Cards	50.9	104.8	22.4	178.1
Student Loans	19.8	—	—	19.8
Auto	192.6	4.5	54.1	251.2
Structured Insurance	119.8	—	—	119.8
Other	31.3	—	2.1	33.4
Total other asset-backed securities	652.6	109.3	78.6	840.5
Total	$2,553.6	$109.3	$154.9	$2,817.8

| Ambac Financial Group, Inc. 54 2016 FORM 10-K |

(1)
Includes investments guaranteed by Ambac Assurance and Ambac UK. Refer to Note 10. Investments of the Consolidated Financial Statements included in Part II Item 8 for further discussion of Ambac-insured securities held in the investment portfolio.

The weighted average rating, which is based on the lower of Standard & Poor’s or Moody’s ratings, of the mortgage and asset-backed securities portfolios is CC and BB- as of December 31, 2016, and CC and BBB- as of December 31, 2015, respectively.
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”), which may from time to time include bonds issued by the Commonwealth of Puerto Rico or its agencies or instrumentalities. The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. Refer to Note 10. Investments to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further details on securities insured by Ambac Assurance.

The following table provides the ratings(1) distribution of the fixed income investment portfolio based on fair value at December 31, 2016 and 2015 by segment:

Ratings (1)	Financial Guarantee	Financial Services	Corporate	Combined (2)
December 31, 2016
AAA	9%	100%	60%	13%
AA	8	—	4	8
A	16	—	3	16
BBB	17	—	1	16
Below investment grade	41	—	32	39
Not rated	9	—	—	8
Total	100%	100%	100%	100%

December 31, 2015
AAA	11%	100%	66%	15%
AA	10	—	—	9
A	19	—	—	18
BBB	14	—	—	14
Below investment grade	38	—	34	37
Not rated	8	—	—	7
Total	100%	100%	100%	100%

(1)
Ratings are based on the lower of Moody’s or S&P ratings. If ratings are unavailable from Moody's or S&P, Fitch ratings are used. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

(2)	Below investment grade and not rated bonds insured by Ambac represent 45% and 41% of the 2016 and 2015 combined portfolio, respectively.
The increase in the percentage of not rated and below investment grade holdings since December 31, 2015 is driven by additional purchases of Ambac insured bonds.

| Ambac Financial Group, Inc. 55 2016 FORM 10-K |

The following table summarizes, for all available-for-sale securities in an unrealized loss position as of December 31, 2016 and 2015, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	2016		2015
($ in millions) December 31,	Estimated Fair Value (1)	Gross Unrealized Losses	Estimated Fair Value (1)	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
Less than 12 months	$98.2	$2.0	$117.0	$2.1
Greater than 12 months	122.9	5.2	114.7	6.1
	221.1	7.2	231.7	8.2
Corporate obligations in continuous unrealized loss for:
Less than 12 months	963.5	20.3	938.9	21.3
Greater than 12 months	6.5	0.3	92.6	3.0
	970.0	20.6	1,031.5	24.3
Foreign government obligations in continuous unrealized loss for:
Less than 12 months	5.1	0.1	34.9	1.0
Greater than 12 months	—	—	8.6	0.8
	5.1	0.1	43.5	1.8
U.S. government obligations in continuous unrealized loss for:
Less than 12 months	6.0	0.1	67.5	0.1
Greater than 12 months	5.1	—	10.6	0.2
	11.1	0.1	78.1	0.3
U.S. agency obligations in continuous unrealized loss for:
Less than 12 months	4.0	—	—	—
Greater than 12 months	—	—	4.2	—
	4.0	—	4.2	—
Residential mortgage-backed securities in continuous unrealized loss for:
Less than 12 months	226.9	7.2	584.7	53.4
Greater than 12 months	550.8	36.6	213.3	11.2
	777.7	43.8	798.0	64.6
Collateralized debt obligations in continuous unrealized loss for:
Less than 12 months	7.0	—	77.6	1.5
Greater than 12 months	25.8	0.2	—	—
	32.8	0.2	77.6	1.5
Other asset-backed securities in continuous unrealized loss for:
Less than 12 months	115.6	0.2	450.7	3.5
Greater than 12 months	77.7	7.4	19.3	—
	193.3	7.6	470.0	3.5
Short term securities in continuous unrealized loss for:
Less than 12 months	65.2	—	10.0	—
Greater than 12 months	—	—	—	—
	65.2	—	10.0	—
Total	$2,280.3	$79.6	$2,744.6	$104.2

(1)	Since the table is presented in millions, securities with market values and unrealized losses that are less than $0.1 will be shown as zero.
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

| Ambac Financial Group, Inc. 56 2016 FORM 10-K |

The following table summarizes amortized cost and fair value for all available-for-sale securities in an unrealized loss position as of December 31, 2016 and 2015, by contractual maturity date:

	2016		2015
($ in millions) December 31,	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$2.2	$2.2
Due after one year through five years	47.7	46.9	62.3	60.7
Due after five years through ten years	113.4	110.0	135.6	129.6
Due after ten years	67.2	64.2	39.8	39.2
	228.3	221.1	239.9	231.7
Corporate obligations:
Due in one year or less	12.2	12.2	46.1	46.0
Due after one year through five years	559.0	552.6	521.3	514.0
Due after five years through ten years	386.4	373.9	425.3	411.3
Due after ten years	33.0	31.3	63.1	60.2
	990.6	970.0	1,055.8	1,031.5
Foreign government obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	1.6	1.6	12.1	11.3
Due after five years through ten years	3.6	3.5	30.0	29.3
Due after ten years	—	—	3.2	2.9
	5.2	5.1	45.3	43.5
U.S. government obligations:
Due in one year or less	5.0	5.0	—	—
Due after one year through five years	6.0	5.9	76.1	75.8
Due after five years through ten years	0.2	0.2	2.3	2.3
Due after ten years	—	—	—	—
	11.2	11.1	78.4	78.1
U.S. agency obligations:
Due in one year or less	4.0	4.0	—	—
Due after one year through five years	—	—	4.2	4.2
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	4.0	4.0	4.2	4.2
Residential mortgage-backed securities	821.5	777.7	862.6	798.0
Collateralized debt obligations	33.0	32.8	79.1	77.6
Other asset-backed securities	200.9	193.3	473.5	470.0
Short term securities	65.2	65.2	10.0	10.0
Total	$2,359.9	$2,280.3	$2,848.8	$2,744.6

| Ambac Financial Group, Inc. 57 2016 FORM 10-K |

The following table summarizes, for all securities sold at a loss during 2016, 2015 and 2014, the aggregate fair value and realized loss by length of time those securities were continuously in an unrealized loss position prior to the sale date:

	2016		2015		2014
($ in millions) Year Ended December 31,	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses
Municipal obligations in continuous unrealized loss for:
Less than 12 months	$21.7	$0.4	$55.9	$1.0	$49.1	$0.4
Greater than 12 months	7.8	0.2	—	—	—	—
	29.5	0.6	55.9	1.0	49.1	0.4
Corporate obligations in continuous unrealized loss for:
Less than 12 months	91.7	3.6	70.9	6.8	119.4	1.5
Greater than 12 months	13.4	1.6	7.6	0.5	32.5	0.7
	105.1	5.2	78.5	7.3	151.9	2.2
Foreign government obligations in continuous unrealized loss for:
Less than 12 months	5.1	—	6.9	0.3	32.6	0.6
Greater than 12 months	—	—	7.6	—	32.3	1.6
	5.1	—	14.5	0.3	64.9	2.2
U.S. government obligations in continuous unrealized loss for:
Less than 12 months	22.8	0.4	21.4	0.2	16.0	—
Greater than 12 months	—	—	0.5	—	1.1	—
	22.8	0.4	21.9	0.2	17.1	—
Residential mortgage-backed securities in continuous unrealized loss for:
Less than 12 months	—	—	—	—	84.7	0.2
Greater than 12 months	—	—	—	—	—	—
	—	—	—	—	84.7	0.2
Other asset-backed securities in continuous unrealized loss for:
Less than 12 months	126.9	0.1	53.9	0.1	202.1	2.0
Greater than 12 months	—	—	—	—	—	—
	126.9	0.1	53.9	0.1	202.1	2.0
Short term securities in continuous unrealized loss for:
Less than 12 months	0.8	—	14.8	—	25.9	—
Greater than 12 months	—	—	—	—	—	—
	0.8	—	14.8	—	25.9	—
Total	$290.2	$6.3	$239.5	$8.9	$595.7	$7.0

Insurance Intangible Asset. At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. For the year ended December 31, 2016 and 2015, the insurance intangible amortization expense was $175 million and $170 million, respectively. As of December 31, 2016 and 2015, the gross carrying value of the insurance intangible asset was $1,534 million and $1,627 million, respectively. The decrease in gross carrying value at December 31, 2016 from December 31, 2015 was due to changes in foreign currency related to the insurance intangible at consolidated companies with functional currencies other than the US dollar. Accumulated amortization of the insurance intangible asset was $572 million and $414 million, as of December 31, 2016 and 2015, respectively, resulting in a net insurance intangible asset of $962 million and $1,212 million, respectively.

Derivative Liabilities. The interest rate derivative products portfolio is positioned to benefit from rising rates as an economic hedge against interest rate exposure in the Company, including the financial guarantee portfolio. Derivative liabilities decreased from $353 million to $319 million primarily due to increases in interest rates during 2016. The valuation of derivative liabilities (credit derivatives and interest rate swaps) is impacted by the market’s view of Ambac Assurance’s credit quality. We reflect Ambac’s credit quality in the fair value of such liabilities by including a CVA in the determination of fair value, whereas a lower (higher) CVA, in isolation, would result in an increase (decrease) in the liability. Ambac reduced its derivative liabilities by $46.9 million at December 31, 2016 and $88.8 million at December 31, 2015 to incorporate the market’s view of Ambac’s credit quality. The lower CVA as of December 31, 2016 is a function of (i) changes to the underlying derivative liabilities before considering Ambac's credit

| Ambac Financial Group, Inc. 58 2016 FORM 10-K |

quality and (ii) the market’s view that Ambac’s credit quality improved during the year ended December 31, 2016.
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
The loss and loss expense reserves net of subrogation recoverables and before reinsurance as of December 31, 2016 and 2015 were $3,696 million and $2,859 million, respectively.
Loss and loss expense reserves are included in the Consolidated Balance Sheets as follows:

	Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (2)
($ in millions) Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries (1)
December 31, 2016:
Loss and loss expense reserves	$2,411	$530	$2,681	$(1,098)	$(143)	$4,381
Subrogation recoverable	583	132	68	(1,468)	—	(685)
Totals	$2,994	$662	$2,749	$(2,566)	$(143)	$3,696

December 31, 2015:
Loss and loss expense reserves	$2,139	$350	$3,265	$(1,476)	$(190)	$4,088
Subrogation recoverable	829	141	208	(2,407)	—	(1,229)
Totals	$2,968	$491	$3,473	$(3,883)	$(190)	$2,859

(1)	Present value of future recoveries include RMBS representation and warranty recoveries of $1,907 and $2,830 at December 31, 2016 and 2015, respectively.

(2)	Includes Euro denominated gross loss and loss expense reserves. US dollar equivalents of such reserves were $21 (€20) and $19 (€18) at December 31, 2016 and 2015, respectively.
Please refer to the "Critical Accounting Policies and Estimates" and “Results of Operations” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in addition to Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance Contracts, respectively of the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on loss and loss expenses.
Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced significant claims. The bond types that have experienced significant claims, including through commutations, are residential mortgage-backed securities (“RMBS”) and student loan securities. These two bond types represent 89% of our ever-to-date insurance claims recorded with

RMBS comprising 84%. Although historically RMBS and student loan securities have been the largest source of claim activity there are reserves on Public Finance and Ambac UK credits that may result in significant claim payments in the future. We have observed that, with respect to certain bond types, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. Refer to the "Critical Accounting Policies and Estimates" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the potential variability of expected future loss and recoveries.
The table below indicates gross par outstanding and the components of gross loss and loss expense reserves related to policies in Ambac’s gross loss and loss expense reserves at December 31, 2016 and 2015:

| Ambac Financial Group, Inc. 59 2016 FORM 10-K |

		Unpaid Claims		Present Value of Expected Net Cash Flows		Unearned Premium Revenue	Gross Loss and Loss Expense Reserves (1)(3)
($ in millions)	Gross Par Outstanding (1)(2)	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries
December 31, 2016:
RMBS	$6,756	$2,982	$660	$1,073	$(2,295)	$(26)	$2,394
Domestic Public Finance	4,410	12	2	822	(216)	(73)	547
Student Loans	728	—	—	337	(45)	(13)	279
Ambac UK (4)	939	—	—	416	(10)	(18)	388
All other credits	567	—	—	26	—	(13)	13
Loss expenses	—	—	—	75	—	—	75
Totals	$13,400	$2,994	$662	$2,749	$(2,566)	$(143)	$3,696

December 31, 2015:
RMBS	$8,067	$2,957	$490	$1,364	$(3,376)	$(34)	$1,401
Domestic Public Finance	5,246	11	1	993	(456)	(79)	470
Student Loans	1,207	—	—	559	(39)	(34)	486
Ambac UK (4)	943	—	—	460	(12)	(28)	420
All other credits	513	—	—	24	—	(15)	9
Loss expenses	—	—	—	73	—	—	73
Totals	$15,976	$2,968	$491	$3,473	$(3,883)	$(190)	$2,859

(1)
Ceded par outstanding on policies with loss reserves and ceded loss and loss expense reserves are $607 and $31, respectively, at December 31, 2016 and $847 and $44, respectively at December 31, 2015. Ceded loss and loss expense reserves are included in Reinsurance recoverable on paid and unpaid losses.

(2)	Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy.

(3)	Loss reserves are included in the balance sheet as Loss and loss expense reserves or Subrogation recoverable dependent on if a policy is in a net liability or net recoverable position.

(4)	Present value of Expected Net Cash Flows is reduced by estimated recoveries from the Ambac UK v. J.P. Morgan Investment Management litigation.
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
We established a representation and warranty subrogation recovery as further discussed in "Critical Accounting Policies and Estimates" section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations in addition to the Basis of Presentation and Significant Accounting Policies and Loss Reserves sections included in Note 2. Basis of Presentation and Significant Accounting Policies and Note 7. Financial Guarantee Insurance

Contracts, respectively, of the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. Our ability to realize RMBS representation and warranty recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties (and/or their respective parents and affiliates), timing of receipt of any such recoveries, intervention by the Rehabilitator or OCI which could impede our ability to take actions required to realize such recoveries, and uncertainty inherent in the assumptions used in estimating such recoveries.
The table below distinguishes between RMBS credits for which we have not established a representation and warranty subrogation recovery and those for which we have, providing in both cases the gross par outstanding, gross loss reserves before representation and warranty subrogation recoveries, and gross loss reserves net of representation and warranty subrogation recoveries for all RMBS exposures for which Ambac established reserves at December 31, 2016 and 2015:

| Ambac Financial Group, Inc. 60 2016 FORM 10-K |

($ in millions)	Gross Par Outstanding	Gross Loss Reserves Before Representation and Warranty Subrogation Recoveries	Representation and Warranty Subrogation Recoveries	Gross Loss Reserves Net of Representation and Warranty Subrogation Recoveries
December 31, 2016:
Second-lien	$1,169	$679	$—	$679
First-lien Mid-prime	2,226	1,901	—	1,901
First-lien Sub-prime	1,194	231	—	231
Other	201	138	—	138
Total Credits Without Subrogation	4,790	2,949	—	2,949
Second-lien	1,045	705	(1,333)	(628)
First-lien Mid-prime	72	97	(79)	18
First-lien Sub-prime	849	550	(495)	55
Total Credits With Subrogation	1,966	1,352	(1,907)	(555)
Total	$6,756	$4,301	$(1,907)	$2,394

December 31, 2015:
Second-lien	$1,261	$423	$—	$423
First-lien-Mid-prime	2,594	1,575	—	1,575
First-lien-Sub-prime	1,401	250	—	250
Other	193	132	—	132
Total Credits Without Subrogation	5,449	2,380	—	2,380
Second-lien	1,520	921	(2,072)	(1,151)
First-lien Mid-prime	116	424	(260)	164
First-lien Sub-prime	982	506	(498)	8
Total Credits With Subrogation	2,618	1,851	(2,830)	(979)
Total	$8,067	$4,231	$(2,830)	$1,401
Public Finance
Ambac’s U.S. public finance portfolio consists predominantly of municipal bonds such as general and revenue obligations and lease and tax-backed obligations of state and local government entities; however, the portfolio also comprises a wide array of non-municipal types of bonds, including financings for not-for-profit entities and transactions with public and private elements, which generally finance infrastructure, housing and other public purpose facilities and interests. The increase in public finance gross loss reserves at December 31, 2016 as compared to December 31, 2015 was primarily related to adverse developments in Puerto Rico partially offset by claim payments during the year Total public finance gross loss reserves and related gross par outstanding on Ambac insured obligations by bond type were as follows:

	2016		2015
($ in millions) December 31,	Gross Par Outstanding (1)	Gross Loss Reserves	Gross Par Outstanding (1)	Gross Loss Reserves
Issue Type
Lease and tax-backed	$2,114	$395	$2,277	$284
General obligation	1,422	78	2,039	99
Transportation revenue	516	62	603	62
Housing	179	9	192	24
Other	179	3	135	1
Total	$4,410	$547	$5,246	$470
(1) Gross Par Outstanding includes capital appreciation bonds, which are reported at the par amount at the time of issuance of the insurance policy.
Student Loan
Total student loan gross loss reserves and related gross par outstanding on Ambac insured obligations were $279 and $728 and $486 and $1,207, at December 31, 2016 and 2015, respectively.

Gross loss reserves declined in 2016 primarily as a result of executed commutations and increased probabilities of prospective commutations. Gross par in the amount of $431 (net par $387) was commuted in 2016.

| Ambac Financial Group, Inc. 61 2016 FORM 10-K |

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
AMBAC ASSURANCE STATUTORY BASIS FINANCIAL RESULTS
Ambac Assurance, Everspan and the Segregated Account’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin (“SAP”) for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin. OCI has prescribed or permitted additional accounting practices for Ambac Assurance, Everspan and the Segregated Account which are described in Note 8. Insurance Regulatory Restrictions to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K. As a result of these prescribed and permitted practices, Ambac Assurance’s policyholder surplus at December 31, 2016 and 2015 was higher by $17.3 million and $21.3 million, respectively, than if Ambac Assurance and the Segregated Account had reported such amounts in accordance with NAIC SAP.
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

Ambac Assurance’s statutory policyholder surplus and qualified statutory capital (defined as the sum of policyholders surplus and mandatory contingency reserves) were $976.5 million and $1,368.3 million at December 31, 2016, respectively, as compared to $624.8 million and $1,015.7 million at December 31, 2015, respectively. The Segregated Account’s statutory policyholder surplus amount was $381.3 million and $387.6 million as of December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, Ambac Assurance’s surplus as regards to policyholders exceeds the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan (as defined above) and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
Ambac Assurance’s increase in policyholder surplus was primarily due to statutory net income. Statutory net income was primarily due to positive loss development, premium earnings and investment income which was partially offset by the accrual of interest on Deferred Amounts.
The Segregated Account’s decrease in policyholder surplus was primarily due to a reduction in junior surplus notes as a result of rent payments made by Ambac Assurance during the year ended December 31, 2016.
Ambac Assurance’s statutory policyholder surplus includes $374.0 million of junior surplus notes issued by the Segregated Account, including $350.0 million that Ambac deposited into a statutory trust (as further discussed within Liquidity and Capital Resources in this Management's Discussion and Analysis). These junior surplus notes, as well as preferred stock issued by Ambac Assurance with a liquidation value of $660.3 million, are obligations that have claims on the resources of Ambac Assurance and the Segregated Account which impact Ambac's ability to realize residual value from its equity in Ambac Assurance.
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
As of December 31, 2016, total unpaid interest, which will require OCI approval for payment, for surplus notes outstanding to third

| Ambac Financial Group, Inc. 62 2016 FORM 10-K |

parties and junior surplus notes was $313.3 million and $65.3 million, respectively at the scheduled interest payment date of June 7, 2016. Additionally, if OCI approves interest payments on current Ambac Assurance surplus notes in the future, Ambac Assurance will be required to pay interest on certain repurchased surplus notes through their call option exercise dates. The amount of such unpaid interest on repurchased surplus notes is $4.0 million at December 31, 2016. Under SAP, these amounts will be recorded as a liability once approval for payment has been granted by OCI.
The significant differences between GAAP and SAP are that under SAP:

•
Loss reserves are only established for losses on guaranteed obligations that have defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (5.1% as prescribed by OCI). Loss reserves are established for non-defaulted policies on the date when a binding commutation contract is signed by the counterparty. Under GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 2.7%.

•
Mandatory contingency reserves are required based upon the type of obligation insured, whereas GAAP does not require such a reserve. Releases of the contingency reserves are generally subject to OCI approval and relate to a determination that the held reserves are deemed excessive.

•
Investment grade fixed income investments are stated at amortized cost and certain below investment grade fixed income investments are reported at the lower of amortized cost or fair value. Under GAAP, all fixed income investments are reported at fair value.

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

•
Fresh start financial statement reporting is not a concept within SAP. Under GAAP, Ambac determined that fresh start financial statement reporting was to be applied upon our emergence from Chapter 11. Fresh start financial reporting requires Ambac to adjust the historical carrying of its assets and liabilities to fair value, including an insurance intangible asset which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. This insurance intangible asset is amortized as an expense on a level yield basis over the life of the related insurance risks.

AMBAC UK FINANCIAL RESULTS UNDER UK ACCOUNTING PRINCIPLES
Ambac UK is required to prepare financial statements under FRS 102 "The Financial Reporting Standard applicable in the UK and Republic of Ireland." Ambac UK’s shareholder funds under UK GAAP were £112.0 million at December 31, 2016 as compared to £47.8 million at December 31, 2015. Ambac UK’s improvement in shareholders’ funds was primarily due to net income arising from the receipt of premiums, investment return in the period and reduction in loss provisions. At December 31, 2016, the carrying value of cash and investments was £436.6 million, an increase from £384.7 million at December 31, 2015. The increase in cash and investments is due to the continued receipt of premiums, investment coupons from Ambac UK's investment portfolio and increases in the value of investments in pooled funds. The increase in the value of investments in pooled funds were partially due to upward revaluations of Ambac UK's foreign currency investments

| Ambac Financial Group, Inc. 63 2016 FORM 10-K |

following the fall in the value of the British Pound as compared to the US Dollar since a portion of the investments are denominated in US Dollars.
The significant differences between U.S. GAAP and UK GAAP are that under UK GAAP:

•
Loss reserves are only established for losses on guaranteed obligations when, in the judgment of management, a monetary default in the timely payment of debt service is likely to occur, which would result in Ambac UK incurring a loss. A loss provision is established in an amount that is sufficient to cover the present value (currently using a discount rate of 3.45%) of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. The discount rate is equal to the lower of the rate of return on invested assets for either the current year or the period covering the current year plus the four previous years. Under U.S. GAAP, loss reserves are established (net of U.S. GAAP basis unearned premium revenue) for obligations that have experienced credit deterioration, but have not yet defaulted using a weighted-average risk-free discount rate, currently at 1.8% for Ambac UK related transactions.

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

•
Upfront premiums written are earned on a basis proportionate to the remaining scheduled debt service to the total principal and interest insured. Installment premiums are reflected in income pro-rata over the period covered by the premium payment. Under U.S. GAAP, premium revenues for both upfront and installment premiums are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date.

Beginning January 1, 2016 Ambac UK is also required to prepare financial information in accordance with the Solvency II Directive.  The basis of preparation of this information is significantly different from both US GAAP and UK GAAP.  Capital resources under Solvency II were a deficit of £112.8 million at September 30, 2016 as compared to £89.8 million at January 1, 2016. The deficit at September 30, 2016 and January 1, 2016 are in comparison to a regulatory capital requirement of £381.2 million and £361.1 million as of September 30, 2016 and January 1, 2016, respectively. Ambac UK is therefore deficient in terms of compliance with applicable regulatory capital requirements by £494.0m million and £451.0 million at September 30, 2016 and January 1, 2016, respectively. The regulators are aware of this deficiency and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
The capital resources and capital requirements of Ambac UK as calculated in accordance with the Solvency II Directive at December 31, 2016 will be made available by May 20, 2017 on Ambac’s website.
NON-GAAP FINANCIAL MEASURES
In addition to reporting the Company’s quarterly financial results in accordance with GAAP, the Company reports two non-GAAP financial measures: Adjusted Earnings and Adjusted Book Value. The most directly comparable GAAP measures are net income attributable to common stockholders for Adjusted earnings and Total Ambac Financial Group, Inc. stockholders’ equity for Adjusted Book value. A non-GAAP financial measure is a numerical measure of financial performance or financial position that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. We are presenting these non-GAAP financial measures because they provide greater transparency and enhanced visibility into the underlying drivers of our business and the impact of certain items that the Company believes will reverse from GAAP book value over time through the GAAP statements of comprehensive income. Adjusted Earnings and Adjusted Book Value are not substitutes for the Company’s GAAP reporting, should not be viewed in isolation and may differ from similar reporting provided by other companies, which may define non-GAAP measures differently.
Ambac has a significant U.S. tax net operating loss (“NOL”) that is offset by a full valuation allowance in the GAAP consolidated financial statements. As a result of this and other considerations, for purposes of non-GAAP measures, we utilized a 0% effective tax rate; which is subject to change.
In response to a recent comment letter received from the Division of Corporation Finance of the Securities and Exchange Commission, Ambac has implemented the following changes to its non-GAAP measures effective December 31, 2016:

•	Operating Earnings - Ambac has changed the name of its non-GAAP measure “Operating Earnings” to “Adjusted Earnings”.

•
Financial guarantee variable interest entities (“VIEs”) - Ambac no longer eliminates the effects of VIEs in the calculation of its non-GAAP measures for Adjusted Earnings and Adjusted Book Value. However, Ambac has

| Ambac Financial Group, Inc. 64 2016 FORM 10-K |

separately disclosed the effects of VIEs on its GAAP financial statements that were previously included as adjustments to its non-GAAP measures. These disclosures can be found below the Adjusted Earnings and Adjusted Book Value non-GAAP reconciliation tables in this section.
For comparative purposes, prior period amounts have been recast in the non-GAAP reconciliation tables shown below to conform to the new presentation. For further information regarding how our non-GAAP measures were reported prior to December 31, 2016 please refer to our September 30, 2016 Form 10-Q and previous Form 10-Q and Form 10-K filings.
The following paragraphs define each non-GAAP financial measure and describe why it is useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is also presented below.
Adjusted Earnings. Adjusted Earnings is defined as net income attributable to common stockholders, as reported under GAAP, adjusted on an after-tax basis for the following:

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

•	Insurance intangible amortization and impairment of goodwill: Elimination of the amortization of the financial guarantee insurance intangible asset and impairment of goodwill that arose as a result of Ambac’s emergence from bankruptcy and the implementation of Fresh Start reporting. These adjustments ensure that all financial guarantee segment contracts are accounted for consistent with the provisions of the Financial Services – Insurance Topic of the ASC.

•
Foreign exchange (gains) losses: Elimination of the foreign exchange gains (losses) on the re-measurement of assets, liabilities and transactions in non-functional currencies. For periods prior to 2016, we eliminated the foreign exchange gains (losses) on the re-measurement of net premium receivables and loss and loss expense reserves in non-functional currencies. Given the long-duration of a significant portion of these premium receivables and loss reserves, the foreign exchange re-measurement gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that Ambac will ultimately recognize. Beginning in 2016, we have eliminated the foreign exchange gains (losses) on all assets, liabilities and transactions in non-functional currencies. Expanding this adjustment to include all foreign exchange gains (losses) enables users of our financial statements to better view the business results without the impact of fluctuations in foreign currency exchange rates, particularly as assets held in non-functional currencies have grown, and facilitates period-to-period comparisons of Ambac's operating performance. Note that we have not recast prior period adjustments to conform to the methodology as such amounts were not material.

•
Fair value (gain) loss on derivative products from Ambac CVA: Elimination of the gains (losses) relating to Ambac’s CVA on derivative contracts other than credit derivatives. Similar to credit derivatives, fair values include the market’s perception of Ambac’s credit risk and this adjustment only allows for such gain or loss when realized.

The following table reconciles net income attributable to common stockholders to the non-GAAP measure, Adjusted Earnings on a total dollar amount and per diluted share basis, for all periods presented:

	2016		2015		2014
($ in millions, except per share data) Year Ended December 31,	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share	$ Amount	Per Diluted Share
Net income attributable to common shareholders	$74.8	$1.64	$493.4	$10.72	$484.1	$10.31
Adjustments:
Non-credit impairment fair value (gain) loss on credit derivatives	(7.5)	(0.16)	(36.7)	(0.80)	(17.1)	(0.37)
Insurance intangible amortization	174.6	3.82	169.6	3.69	151.8	3.24
Impairment of goodwill	—	—	514.5	11.18	—	—
Foreign exchange (gains) losses (1)	39.1	0.86	27.4	0.60	34.6	0.74
Fair value (gain) loss on derivative products from Ambac CVA	33.8	0.73	(14.2)	(0.31)	(16.1)	(0.34)
Adjusted Earnings	$314.8	$6.89	$1,154.0	$25.08	$637.2	$13.58

(1)
Refer to the description of the foreign exchange (gain) loss adjustment above this table for a discussion of the change in methodology that was effective for the three and nine months ended September 30, 2016.

Net income (loss) effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. The impact on Net income attributable to common stockholders of these consolidated VIEs was $(14.1) million, $31.6 million , and $(32.2) million for the years ended December 31, 2016, 2015 and 2014,

| Ambac Financial Group, Inc. 65 2016 FORM 10-K |

respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services - Insurance Topic of the ASC, the impact on Net income attributable to common stockholders would have been $147.6 million, $42.7 million, and $13.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The net impact of these different accounting bases on Net income attributable to common stockholders (including per share amounts) was $161.7 million ($3.54 per diluted share), $11.1 million ($0.24 per diluted share), and $45.4 million ($0.96 per diluted share), for the years ended December 31, 2016, 2015 and 2014, respectively. This is supplemental information only and is not a component of Adjusted Earnings.
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

•
Net unearned premiums and fees in excess of expected losses: Addition of the value of the unearned premium revenue ("UPR") on financial guarantee contracts, in excess of expected losses, net of reinsurance. This non-GAAP adjustment presents the economics of UPR and expected losses for financial guarantee contracts on a consistent basis. In accordance with GAAP, stockholders’ equity reflects a reduction for expected losses only to the extent they exceed UPR. However, when expected losses are less than UPR for a financial guarantee contract, neither expected losses nor UPR have an impact on stockholders’ equity. This non-GAAP adjustment adds UPR in excess of expected losses, net of reinsurance, to stockholders’ equity for financial guarantee contracts where expected losses are less than UPR.

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

The following table reconciles Total Ambac Financial Group, Inc. stockholders’ equity to the non-GAAP measure Adjusted Book Value on a total dollar amount and per share basis, for all periods presented:

	2016		2015
($ in millions, except per share data) December 31,	$ Amount	Per Share	$ Amount	Per Share
Total Ambac Financial Group, Inc. stockholders’ equity	$1,713.9	$37.94	$1,684.8	$37.41
Adjustments:
Non-credit impairment fair value losses on credit derivatives	11.4	0.25	19.0	0.42
Insurance intangible asset	(962.1)	(21.30)	(1,212.1)	(26.91)
Ambac CVA on derivative product liabilities (excluding credit derivatives)	(44.9)	(0.99)	(78.7)	(1.75)
Net unearned premiums and fees in excess of expected losses	732.2	16.21	905.7	20.11
Net unrealized investment (gains) losses in Accumulated Other Comprehensive Income	(118.9)	(2.63)	(51.0)	(1.13)
Adjusted Book Value	$1,331.7	$29.48	$1,267.6	$28.15
Stockholders' equity effects of financial guarantee VIE consolidation: VIEs that were consolidated as a result of financial guarantees provided by Ambac are accounted for on a fair value basis. The impact on Total Ambac Financial Group, Inc. ("AFG") stockholders' equity of these consolidated VIEs was $132.4 million and $28.7 million at December 31, 2016 and 2015, respectively. Had these financial guarantee VIEs been accounted for under the provisions of the Financial Services Insurance Topic of the ASC, the impact on AFG stockholders' equity would have been $139.2 million and $(123.1) million at December 31, 2016 and 2015,

| Ambac Financial Group, Inc. 66 2016 FORM 10-K |

respectively. The net impact of these different accounting bases on AFG stockholders' equity (including per share amounts) was $6.7 million ($0.15 per share) and $(151.8) million ($3.37 per share), at December 31, 2016 and 2015, respectively. This is supplemental information only and is not a component of Adjusted Book Value.
Factors that impact changes to Adjusted Book Value include many of the same factors that impact Adjusted Earnings, including the majority of revenues and expenses, but generally exclude components of premium earnings since they are embedded in prior period's Adjusted Book Value through the net unearned premiums and fees in excess of expected losses adjustment. Net unearned premiums and fees in excess of expected losses will affect Adjusted Book Value for (i) changes to future premium assumptions (e.g. expected term, interest rates, foreign currency rates, time passage) and (ii) changes to expected losses for policies which do not exceed their related unearned premiums. The Adjusted Book Value increase from December 31, 2015 to December 31, 2016 was primarily driven by Adjusted earnings, partially offset, as was shareholders' equity, by foreign exchange losses resulting primarily as a consequence of the Brexit referendum vote.
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
Interest Rate Risk:
Financial instruments for which fair value may be affected by changes in interest rates consist primarily of fixed income investment securities, loans, investment agreements, long-term debt and interest rate derivatives. Interest rate increases (decreases)would also have a negative (positive) economic impact on expected future claim payments within the financial guarantee portfolio. Fixed income investment securities that are guaranteed by Ambac have interest rate characteristics that behave inversely to those associated with future financial guarantee claim payments. Accordingly, such securities are excluded from the interest rate sensitivity table below.
The following table summarizes the estimated change in fair value (based primarily on the valuation methodology discussed in Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2016:

	Change in Interest Rates (2)
($ in millions)	300 Basis Point Rise	200 Basis Point Rise	100 Basis Point Rise	Base Scenario	100 Basis Point Decline(1)	200 Basis Point Decline(1)
Estimated change in net fair value	$122	90	50	—	(62)	(146)
Estimated net fair value	$1,856	1,824	1,784	1,734	1,672	1,588

(1)	Incorporates an interest rate floor of 0%

(2)	Due to the low interest rate environment as of December 31, 2016, stress scenarios involving interest rate declines greater than 200 basis points are not meaningful to Ambac's portfolios.
Changes in fair value resulting from changes in interest rates are driven primarily by the impact of interest rate shifts on the investment portfolio and loans (which declines in value as rates increase) and the interest rate swap portfolio, long-term debt and investment agreements (which increases in value as rates increase).
The interest rate derivatives portfolio is managed with the goal of retaining some interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures (the “macro-hedge”). The interest rate sensitivity of the interest rate swap portfolio attributable to the macro-hedge position would produce mark-to-market gains or losses of approximately $0.6 million for a 1 basis point parallel shift in USD swap rates up or down at December 31, 2016. The impact of the macro-hedge is included in the interest rate sensitivity table above.
The estimation of potential losses arising from adverse changes in market relationships, known as “Value-at-Risk” (“VaR”), is a consideration in management’s monitoring of interest rate risk for the interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses due to changes in interest rates greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the year ended December 31, 2016, Ambac’s interest rate derivative portfolio VaR averaged approximately $15.2 million, and ranged from a high of $16.2 million to a low of $14.3 million. These VaR measures are intended to focus on the impact of observable market rates and therefore exclude fair value adjustments made by management to incorporate Ambac or counterparty credit risk. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing scenario testing to measure the potential for losses in volatile markets. These scenario tests include parallel and non-parallel shifts in the benchmark interest rate curve.

| Ambac Financial Group, Inc. 67 2016 FORM 10-K |

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

The following table summarizes the estimated change in fair values on Ambac’s net derivative liabilities assuming immediate parallel shifts in reference obligation credit spreads related to written credit derivatives and counterparty credit spreads related to uncollateralized interest rate swaps at December 31, 2016. It is more likely that actual changes in credit spreads will vary by obligor:

	Change in Obligor Spreads
($ in millions)	250 Basis Point Widening	50 Basis Point Widening	Base Scenario	50 Basis Point Narrowing	250 Basis Point Narrowing
Estimated change in fair value	$(37)	(7)	—	7	29
Estimated fair value	$(279)	(249)	(242)	(235)	(213)
Also included in the fair value of credit derivative liabilities is the effect of Ambac’s creditworthiness, which reflects market perception of Ambac’s ability to meet its obligations. Incorporating estimates of Ambac’s credit valuation adjustment into the determination of fair value has resulted in a $1.9 million reduction to the credit derivatives liability as of December 31, 2016. At December 31, 2016 the credit valuation adjustment resulted in a 11.1% reduction of the credit derivative liability as measured before considering Ambac credit risk. Refer to Note 9. Fair Value Measurements to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for further information on measurement of the credit valuation adjustment.
The fair value of interest rate swaps may also be affected by changes to the credit valuation adjustment attributable to the risk of Ambac non-performance. Generally, the need for an Ambac credit valuation adjustment is mitigated by the existence of collateral posting agreements under which adequate collateral has been posted. Derivative contracts entered into with credit exposure to financial guarantee customers are not typically subject to collateral posting agreements. Estimates of Ambac’s credit valuation adjustment included in the fair value of interest rate swaps reduced the derivative liability fair value by $44.9 million as of December 31, 2016.
The following table summarizes the estimated change in fair values on Ambac's credit derivative and interest rate swap net liabilities assuming immediate shifts in Ambac credit spreads used to determine the CVA at December 31, 2016:

	Change in Ambac Credit Spreads
($ in millions)	250 Basis Point Widening	50 Basis Point Widening	Base Scenario	50 Basis Point Narrowing	250 Basis Point Narrowing
Estimated change in fair value	$24	6	—	(4)	(31)
Estimated fair value	$(218)	(236)	(242)	(246)	(273)
Ambac’s fixed income investment portfolio contains securities with different sensitivities to and volatility of spreads. Fixed income securities that are guaranteed by Ambac and are in Ambac's investment portfolio are excluded from the company's spread sensitivity measures. The following table summarizes the estimated change in fair values of Ambac’s fixed income investment portfolio assuming immediate shifts in credit spreads across all holdings at December 31, 2016. It is more likely that actual changes in credit spreads will vary by security:

	Change in Spreads
($ in millions)	250 Basis Point Widening	50 Basis Point Widening	Base Scenario	50 Basis Point Narrowing	250 Basis Point Narrowing
Estimated change in fair value	$(281)	(56)	—	58	289
Estimated fair value	$3,152	3,377	3,433	3,491	3,722
Foreign Currency Risk:
Ambac has financial instruments denominated in currencies other than the U.S. dollar, primarily Pounds Sterling, Euros and Australian dollars. These financial instruments are primarily invested assets of

Ambac UK and credit derivatives. The following table summarizes the estimated net change in fair value of these financial instruments assuming immediate shifts in spot foreign exchange rates to U.S. dollars as of December 31, 2016.

	Change in Foreign Exchange Rates Against U.S. Dollar
($ in millions)	20% Decrease	10% Decrease	10% Increase	20% Increase
Estimated change in fair value	$(44)	$(22)	$22	$44

| Ambac Financial Group, Inc. 68 2016 FORM 10-K |

Item 8.     Financial Statements and Supplementary Data

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

| Ambac Financial Group, Inc. 69 2016 FORM 10-K |

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ambac Financial Group, Inc.:
We have audited Ambac Financial Group, Inc. and subsidiaries' (the “Company” or “Ambac”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Ambac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambac as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017, expressed an unqualified opinion on those consolidated financial statements. The opinion refers to Note 1, which describes factors that raise substantial doubt about Ambac’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ KPMG
New York, New York
February 28, 2017

| Ambac Financial Group, Inc. 70 2016 FORM 10-K |

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Ambac Financial Group, Inc.:
We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules in this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG
New York, New York
February 28, 2017

| Ambac Financial Group, Inc. 71 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Dollars in thousands, except share data) December 31,	2016	2015
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,435,385 and $4,992,756)	$5,554,215	$5,043,776
Fixed income securities pledged as collateral, at fair value (amortized cost of $64,833 and $64,612)	64,905	64,555
Short-term investments, at fair value (amortized cost of $430,827 and $225,789)	430,788	225,789
Other investments (includes $420,303 and $285,261 at fair value)	450,307	310,600
Total investments	6,500,215	5,644,720
Cash and cash equivalents	91,025	35,744
Receivable for securities	2,090	44,030
Investment income due and accrued	26,023	25,264
Premium receivables	661,337	831,575
Reinsurance recoverable on paid and unpaid losses	30,418	43,999
Deferred ceded premium	69,624	96,758
Subrogation recoverable	684,731	1,229,293
Loans	4,160	5,206
Derivative assets	77,742	84,995
Insurance intangible asset	962,080	1,212,112
Other assets	158,423	185,877
Variable interest entity assets:
Fixed income securities, at fair value	2,622,566	2,588,556
Restricted cash	4,873	5,822
Loans, at fair value	10,658,963	11,690,324
Derivative assets	80,407	—
Other assets	1,025	3,795
Total assets	$22,635,702	$23,728,070
Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$967,258	$1,280,282
Loss and loss expense reserves	4,380,769	4,088,106
Ceded premiums payable	42,529	53,494
Obligations under investment agreements	82,358	100,358
Deferred taxes	1,720	2,205
Current taxes	14,280	5,835
Long-term debt	1,114,405	1,124,950
Accrued interest payable	421,975	355,536
Derivative liabilities	319,286	353,358
Other liabilities	76,589	61,134
Payable for securities purchased	1,084	84,690
Variable interest entity liabilities:
Accrued interest payable	859	3,230
Long-term debt, at fair value	11,155,936	12,327,960
Derivative liabilities	2,078,601	1,928,403
Other liabilities	29	183
Total liabilities	20,657,678	21,769,724
Commitments and contingencies (see Note 18)
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,194,954 and 45,044,222	452	450
Additional paid-in capital	195,267	190,813
Accumulated other comprehensive income (loss)	(38,990)	15,215
Retained earnings	1,557,681	1,478,439
Treasury stock, shares at cost: 22,458 and 8,202	(496)	(118)
Total Ambac Financial Group, Inc. stockholders’ equity	1,713,914	1,684,799
Noncontrolling interest	264,110	273,547
Total stockholders’ equity	1,978,024	1,958,346
Total liabilities and stockholders’ equity	$22,635,702	$23,728,070
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 72 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Total Comprehensive Income

(Dollars in thousands, except share data) Year Ended December 31,	2016	2015	2014
Revenues:
Net premiums earned	$197,287	$312,595	$246,360
Net investment income:
Securities available-for-sale and short-term	281,049	249,337	292,838
Other investments	32,318	16,952	8,108
Total net investment income	313,367	266,289	300,946
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(89,700)	(66,692)	(26,632)
Portion of other-than-temporary impairment recognized in other comprehensive income	67,881	41,033	838
Net other-than-temporary impairment losses recognized in earnings	(21,819)	(25,659)	(25,794)
Net realized investment gains	39,284	53,476	58,777
Change in fair value of credit derivatives:
Realized gains and other settlements	912	2,785	3,043
Unrealized gains (losses)	19,194	38,916	20,863
Net change in fair value of credit derivatives	20,106	41,701	23,906
Derivative products	(50,273)	(42,544)	(181,087)
Net realized gains (losses) on extinguishment of debt	4,845	81	(74,724)
Other income	17,445	7,150	12,498
Income (loss) on variable interest entities	(14,093)	31,569	(32,212)
Total revenues before expenses and reorganization items	506,149	644,658	328,670
Expenses:
Losses and loss expenses (benefit)	(11,489)	(768,707)	(545,574)
Insurance intangible amortization	174,608	169,557	151,830
Operating expenses	113,660	102,702	101,474
Interest expense	124,344	116,537	127,476
Goodwill impairment	—	514,511	—
Total expenses (benefit) before reorganization items	401,123	134,600	(164,794)
Pre-tax income before reorganization items	105,026	510,058	493,464
Reorganization items	—	—	211
Pre-tax income	105,026	510,058	493,253
Provision for income taxes	30,709	17,364	9,557
Net income	74,317	492,694	483,696
Less: net gain (loss) attributable to noncontrolling interest	(526)	(709)	(375)
Net income attributable to common shareholders	$74,843	$493,403	$484,071
Other comprehensive income, after tax:
Net income	$74,317	$492,694	$483,696
Unrealized gains (losses) on securities, net of deferred income taxes of $0	67,900	(159,730)	252,603
Gains (losses) on foreign currency translation, net of deferred income taxes of $0	(122,128)	(45,025)	(43,599)
Changes to postretirement benefit, net of tax of $0	23	(687)	(816)
Total other comprehensive income (loss), net of tax	(54,205)	(205,442)	208,188
Total comprehensive income	20,112	287,252	691,884
Less: comprehensive (loss) gain attributable to the noncontrolling interest:
Net gain (loss)	(526)	(709)	(375)
Currency translation adjustments	—	(374)	(434)
Total comprehensive income attributable to Ambac Financial Group, Inc.	$20,638	$288,335	$692,693
Net income per share attributable to Ambac Financial Group, Inc. common shareholders
Basic	$1.66	$10.92	$10.73
Diluted	$1.64	$10.72	$10.31
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 73 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

		Ambac Financial Group, Inc.
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2016	$1,958,346	$1,478,439	$15,215	$—	$450	$190,813	$(118)	$273,547
Total comprehensive income	20,112	74,843	(54,205)	—	—	—	—	(526)
Adjustment to initially apply ASU 2014-13	—	6,442	—	—	—	—	—	(6,442)
Stock-based compensation	5,253	—	—	—	—	5,253	—	—
Cost of shares (acquired) issued under equity plan	(505)	(127)	—	—	—	—	(378)	—
Cost of warrants acquired	(2,717)	(1,916)	—	—	—	(801)	—	—
Issuance of common stock	2	—	—	—	2	—	—	—
Deconsolidation of a variable interest entity	(2,469)	—	—	—	—	—	—	(2,469)
Warrants exercised	2	—	—	—	—	2	—	—
Balance at December 31, 2016	$1,978,024	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)	$264,110

Balance at January 1, 2015	$1,673,735	$989,290	$220,283	$—	$450	$189,138	$(56)	$274,630
Total comprehensive income	287,252	493,403	(205,068)	—	—	—	—	(1,083)
Stock-based compensation	3,105	—	—	—	—	3,105	—	—
Cost of shares (acquired) issued under equity plan	(374)	(312)	—	—	—	—	(62)	—
Cost of warrants acquired	(5,375)	(3,942)	—	—	—	(1,433)	—	—
Warrants exercised	3	—	—	—	—	3	—	—
Balance at December 31, 2015	$1,958,346	$1,478,439	$15,215	$—	$450	$190,813	$(118)	$273,547

Balance at January 1, 2014	$978,422	$505,219	$11,661	$—	$450	$185,672	$(19)	$275,439
Total comprehensive income	691,884	484,071	208,622	—	—	—	—	(809)
Stock-based compensation	3,450	—	—	—	—	3,450	—	—
Cost of shares acquired	(37)	—	—	—	—	—	(37)	—
Warrants exercised	16	—	—	—	—	16	—	—
Balance at December 31, 2014	$1,673,735	$989,290	$220,283	$—	$450	$189,138	$(56)	$274,630
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 74 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Dollars in thousands) Year Ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$74,843	$493,403	$484,071
Noncontrolling interest in subsidiaries’ earnings	(526)	(709)	(375)
Net income (loss)	74,317	492,694	483,696
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,220	3,215	3,582
Impairment of goodwill	—	514,511	—
Amortization of bond premium and discount	(150,061)	(129,584)	(79,183)
Reorganization items	—	—	211
Share-based compensation	5,253	3,104	3,450
Deferred income taxes	(485)	126	(120)
Current income taxes	9,727	134	4,963
Unearned premiums, net	(289,140)	(372,907)	(576,018)
Losses and loss expenses, net	853,978	(799,399)	(1,652,854)
Ceded premiums payable	(10,965)	(6,942)	(10,526)
Investment income due and accrued	(750)	(280)	12,647
Premium receivables	172,331	174,918	470,191
Accrued interest payable	66,439	51,397	9,322
Amortization of insurance intangible assets	174,608	169,557	151,830
Net mark-to-market (gains) losses	(19,194)	(38,916)	(20,863)
Net realized investment gains	(39,284)	(53,476)	(58,777)
Other-than-temporary impairment charges	21,819	25,659	25,794
(Gain) loss on extinguishment of debt	(4,845)	(81)	74,724
Variable interest entity activities	14,093	(31,569)	32,212
Other, net	(35,521)	89,648	157,899
Net cash provided by (used in) operating activities	843,540	91,809	(967,820)
Cash flows from investing activities:
Proceeds from sales of bonds	867,882	996,427	3,120,592
Proceeds from matured bonds	1,317,215	1,029,026	1,402,904
Purchases of bonds	(2,574,285)	(2,374,441)	(2,937,744)
Proceeds from sales of other invested assets	131,703	178,474	49,271
Purchases of other invested assets	(281,570)	(128,186)	(133,928)
Change in short-term investments	(206,002)	134,423	(87,554)
Loans, net	1,046	508	465
Change in cash collateral receivable	27,372	(6,833)	(153,853)
Other, net	1,996	(5,143)	11,574
Net cash provided by (used in) investing activities	(714,643)	(175,745)	1,271,727
Cash flows from financing activities:
Proceeds from the sale of Junior Surplus Notes of the Segregated Account	—	—	224,262
Net proceeds received from a secured borrowing	—	143,430	—
Paydowns of a secured borrowing	(29,482)	(13,533)	—
Payments for investment agreement draws	(17,964)	(63,872)	(199,970)
Payments for extinguishment of long-term debt	(19,550)	(13,752)	(331,419)
Proceeds from warrant exercises	2	3	16
Cost of warrants acquired	(2,717)	(5,375)	—
Net cash provided by (used in) financing activities	(69,711)	46,901	(307,111)
Effect of foreign exchange on cash and cash equivalents	(3,905)	(1,124)	(263)
Net cash flow	55,281	(38,159)	(3,467)
Cash and cash equivalents at beginning of period	35,744	73,903	77,370
Cash and cash equivalents end of period	$91,025	$35,744	$73,903
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 75 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

(Dollars in thousands) Year Ended December 31,	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$21,437	$16,969	$4,400
Interest on secured borrowing	3,923	1,506	—
Interest on investment agreements	614	341	518
Interest on surplus notes	—	—	82,168
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	—	—	272
See accompanying Notes to Consolidated Financial Statements

| Ambac Financial Group, Inc. 76 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

1. BACKGROUND AND BUSINESS DESCRIPTION
Background:
Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a financial services holding company that was incorporated in the state of Delaware on April 29, 1991. On May 1, 2013 (the “Effective Date”), Ambac emerged from Chapter 11 bankruptcy protection when the Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc. (the “Reorganization Plan”) became effective. On December 26, 2013, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order of final decree closing Ambac’s Chapter 11 case. Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the Bankruptcy Court on November 8, 2010 as a result of losses incurred since the beginning of the financial crisis in 2007.
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
As of the Effective Date, the Company was generally discharged and released from all pre-Effective Date debts, liabilities, claims, causes of action and interests in accordance with the provisions of the Reorganization Plan. Holders of claims and equity interests are also generally barred from commencing or continuing any action or proceeding relating to such claims, causes of action or interests. The Reorganization Plan also provides for broad exculpation and releases of the Company, Ambac Assurance, the Segregated Account (as defined below), OCI, the Rehabilitator, the board of directors and board committees of the Company and Ambac Assurance, all individual directors, officers and employees of the

| Ambac Financial Group, Inc. 77 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Company and Ambac Assurance, the Creditors’ Committee and the individual members thereof, and each of the respective representatives of such parties, for actions or omissions that occurred on or prior to the Effective Date.
Business Description:
Ambac has two reportable business segments: Financial Guarantee and Financial Services.
Ambac’s financial guarantee business segment is conducted through its primary operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), and its wholly owned subsidiary, Ambac Assurance UK Limited (“Ambac UK”), both of which have been in runoff since 2008. Insurance policies issued by Ambac Assurance and Ambac UK generally guarantee payment when due of the principal and interest on the obligations guaranteed. Ambac Assurance also has another wholly-owned financial guarantee subsidiary, Everspan Financial Guarantee Corp. (“Everspan”), which has been in runoff since its acquisition in 1997. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio since 2007 has prevented Ambac Assurance from being able to write new business. An inability to write new business has and will continue to negatively impact Ambac’s future operations and financial results. Ambac Assurance’s ability to pay dividends and, as a result, Ambac’s liquidity, have been significantly restricted by the deterioration of its financial condition, by the rehabilitation of the Segregated Account (as defined below) and by the terms of the Settlement Agreement, dated as of June 7, 2010 (the "Settlement Agreement"), by and among Ambac Assurance, Ambac Credit Products LLC (“ACP”), Ambac and certain counterparties to credit default swaps with ACP that were guaranteed by Ambac Assurance. Ambac Assurance is also restricted in its ability to pay dividends pursuant to regulatory restrictions, the terms of its Auction Market Preferred Shares, and the terms of agreements entered into with the Segregated Account. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.
Ambac’s financial services business segment is currently conducted through subsidiaries of Ambac Assurance, which provide financial and investment products, including investment agreements, funding conduits and interest rate swaps, principally to the clients of its financial guarantee business. Ambac Assurance insures all of the obligations of its financial services subsidiaries. These businesses are in active runoff, which is being effectuated by transaction terminations, settlements, and scheduled amortization of contracts. The Financial Services business also maintains interest rate derivatives to mitigate exposure to floating rate insured obligations in the Financial Guarantee segment.
Ambac’s primary goal is to maximize shareholder value through executing the following key strategies:

•
Active runoff of Ambac Assurance and its subsidiaries through transaction terminations, policy commutations, settlements and restructurings that we believe will improve our risk profile, and maximizing the risk-adjusted return on invested assets;

•	Loss recovery through litigation and exercise of contractual and legal rights;

•	Improved cost effectiveness and efficiency of the operating platform;

•
Rationalization of Ambac's and its subsidiaries' capital and liability structures, enabling simplification of corporate governance and facilitating the successful rehabilitation of the Segregated Account (as defined below); and

•	Selective business transactions offering attractive risk-adjusted returns that, among other things, may permit utilization of Ambac’s net operating loss carry-forwards.
Ambac Assurance is evaluating the possibility of entering into one or more transactions to improve the financial condition of Ambac Assurance which may, subject to OCI approval, lead to the conclusion of the Segregated Account Rehabilitation Proceedings. In pursuing this objective, Ambac Assurance is considering the possibility of monetizing certain assets, restructuring or exchanging certain outstanding debt and insurance obligations, and/or commuting or reducing insured exposures. Ambac Assurance is also discussing with OCI potential options for addressing outstanding Segregated Account and other obligations. From time to time Ambac Assurance has also discussed, and intends to continue discussing, with counterparty creditors and OCI a potential transaction pursuant to which outstanding Deferred Amounts and surplus notes, in each case including accrued interest, would be exchanged for or satisfied by indebtedness, or other instruments which may include securities, and cash or other assets. In evaluating potential transactions, we understand that OCI intends to consider, among other things, their impact on the company and policyholders, and we intend to consider, among other things, their impact on the company and our stakeholders, including, in each case, their legal, regulatory and tax implications.
However, Ambac Assurance has not reached any agreement on the terms of any such transaction, and we cannot provide any assurance that any such transaction will be consummated by Ambac Assurance in the future, or if it is, as to the timing, terms or conditions of any such transaction, or as to whether it could lead to the conclusion of the Segregated Account Rehabilitation Proceedings. Any such transaction proposed by Ambac Assurance would be subject to the prior approval of the board of directors of Ambac Assurance, OCI and the Rehabilitation Court and may require third-party consents, which may not be obtained. OCI has not indicated a course of action to address Segregated Account or other obligations or to conclude the Segregated Account Rehabilitation Proceedings. As stated in the Supplement (as defined below), the goal of the SDC (as defined below) is to provide additional directional guidance regarding the status of the Segregated Account rehabilitation during the first quarter of 2017, barring any unforeseen developments that might impede that effort. The terms, conditions, and timing of a potential conclusion of the Segregated Account Rehabilitation Proceedings are in the sole discretion of OCI, and subject to the approval of the Rehabilitation Court. This discretion includes the authority to address Segregated Account obligations without the agreement of Ambac Assurance or its board

| Ambac Financial Group, Inc. 78 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

of directors. Moreover, even if the Segregated Account Rehabilitation Proceedings could be brought to a successful conclusion, there can be no assurance that any level of capital deemed sufficient by OCI to permit such conclusion will be sufficient to cover all future losses, whether currently anticipated or unanticipated.
The execution of Ambac’s strategy to actively runoff of Ambac Assurance and its subsidiaries is subject to the authority of the Rehabilitator (as defined below) to control the management of the Segregated Account. In exercising such authority, the Rehabilitator will act for the benefit of policyholders, and will not take into account the interests of Ambac. The Rehabilitator's authority includes, but is not limited to, sole discretion over the rate at which the Segregated Account pays claims and the accretion rate on Deferred Amounts. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the Rehabilitator retains rights to oversee and approve certain actions taken by or in respect of Ambac Assurance. Accordingly, oversight by the Rehabilitator could impair Ambac’s ability to execute certain of its strategies. Ambac Assurance's ability to commute policies or purchase certain investments may also be limited by available liquidity. Opportunities for transaction terminations, policy commutations, settlements and restructurings also depend on market conditions, including the perception of Ambac Assurance’s creditworthiness, the structure of the underlying risk and associated policy as well as other counterparty specific factors.
Although we are exploring selective business transactions that may permit utilization of Ambac’s tax net operating loss carry-forwards, such as the acquisition or development of new businesses or assets, no assurance can be given that we will be able to execute any such transactions. In addition, there can be no assurance that we will be able to obtain the financial and other resources that may be required to finance such transactions. Due to these factors, as well as uncertainties relating to the ability of Ambac Assurance to deliver value to Ambac, the value of our securities is speculative.
As discussed in the Segregated Account of Ambac Assurance Corporation section below, the Rehabilitator has modified Ambac’s original policy obligations allocated to the Segregated Account under the Rehabilitation Plan such that policyholders receive cash for a portion of their claims and the right to receive Deferred Amounts on the unpaid balance of their claims. Such Deferred Amounts will be paid at the sole discretion of the Rehabilitator. Furthermore, management’s ability to execute transactions to conclude the Rehabilitation Proceedings is also subject to the sole discretion of the Rehabilitator. As a result of uncertainties associated with the oversight by the Rehabilitator of the Segregated Account, management has concluded that there is substantial doubt about Ambac's ability to continue as a going concern within one year after the date the financial statements are issued. Ambac’s financial statements as of and for the periods ending December 31, 2016 and 2015, respectively, are prepared assuming Ambac continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.
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
The Amended TSA addresses certain intercompany tax issues including, but not limited to, the allocation and use of NOLs by the Company, Ambac Assurance and their respective subsidiaries. Refer to Note 15. Income Taxes for further discussion of the Amended TSA.
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
Segregated Account of Ambac Assurance Corporation:
In March 2010, Ambac Assurance established a Segregated Account pursuant to Wisc. Stat. §611.24 (2) (the “Segregated Account”) to segregate certain segments of Ambac Assurance’s liabilities, and the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI” (which term shall be understood to refer to such office as regulator of Ambac Assurance and to refer to the Commissioner of Insurance for the State of Wisconsin as rehabilitator of the Segregated Account (the “Rehabilitator”), as the context requires)) commenced rehabilitation proceedings in the Dane County, Wisconsin Circuit Court (the “Rehabilitation Court”) with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated

| Ambac Financial Group, Inc. 79 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. Net par exposure as of December 31, 2016 for policies allocated to the Segregated Account was $11,884,751. Policy obligations not allocated to the Segregated Account remain in the General Account of Ambac Assurance, and such policies in the General Account are not subject to and, therefore, are not directly impacted by the Segregated Account Rehabilitation Plan (as defined below).
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
Pursuant to the Plan of Operation, Ambac Assurance allocated to the Segregated Account (1) certain policies insuring or relating to credit default swaps; (2) residential mortgage-backed securities (“RMBS”) policies; (3) certain policies insuring debt obligations backed by student loans; and (4) other policies insuring obligations with substantial projected impairments or relating to transactions which have contractual triggers based upon Ambac Assurance’s financial condition or the commencement of rehabilitation, which triggers are potentially damaging (collectively, the “Segregated Account Policies”). The policies described in (4) above include (a) certain types of securitizations, including commercial asset-backed transactions, consumer asset-backed transactions and other types of structured transactions; (b) the policies relating to Las Vegas Monorail Company; (c) policies relating to debt securities purchased by, and the debt securities issued by, Juneau Investments, LLC (“Juneau”), which is a finance company owned by Ambac Assurance and allocated to the Segregated Account as described below; (d) policies relating to leveraged lease transactions; and (e) certain policies relating to interest rate and other swap transactions. Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (except with respect to recoveries arising from remediation efforts or reimbursement or collection rights), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s limited liability interests in ACP, Ambac Conduit Funding LLC and Juneau and (iii) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan).
In 2010, Ambac Assurance issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. Interest on the Secured Note accrued at the rate of 4.5% per annum, and accrued interest was capitalized and added to outstanding principal quarterly. The Segregated Account had the ability to demand payment under the Secured Note from time to time to pay claims and other liabilities. In 2014, the Secured Note, including capitalized interest since the date of issuance, was fully drawn. Following the exhaustion of the Secured Note, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities. In addition, certain operating and administrative costs and expenses of the Segregated Account are now reimbursable by Ambac Assurance pursuant to the Cooperation Agreement. Ambac Assurance secured its obligations under the Secured Note and the Reinsurance Agreement by granting to the Segregated Account a security interest in all of Ambac Assurance’s right, title and interest in (i) installment premiums received in respect of the Segregated Account Policies; (ii) reinsurance premiums received in respect of assumed reinsurance agreements with respect to which the liabilities of Ambac Assurance have been allocated to the Segregated Account; (iii) recoveries under third party reinsurance agreements in respect of the Segregated Account Policies; and (iv) any recoveries arising from remediation efforts or reimbursement or collection rights with respect to policies allocated to the Segregated Account.
Ambac Assurance is not obligated to make payments under the Reinsurance Agreement or Cooperation Agreement if its surplus as regards to policyholders is less than $100,000 (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement and Cooperation Agreement are not capped. At December 31, 2016 and 2015, Ambac Assurance’s surplus as regards to policyholders exceeds the Minimum Surplus Amount. In the event that Ambac Assurance does not maintain surplus in excess of the Minimum Surplus Amount, the Segregated Account would experience a shortfall in funds available to pay its liabilities. Any such shortfall would be a consideration for the Rehabilitator in the determination of whether any changes to the Segregated Account Rehabilitation Plan (as defined above) and/or the amount of partial policy claim payments are necessary or appropriate or whether to institute general rehabilitation proceedings against Ambac Assurance.
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

| Ambac Financial Group, Inc. 80 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
Pursuant to the Cooperation Agreement, Ambac Assurance and the Segregated Account have agreed to certain matters related to decision-making, information sharing, tax compliance and allocation of expenses, including an agreement by Ambac Assurance to reimburse the Segregated Account for specified expenses, subject to the Minimum Surplus Amount. Ambac Assurance has made certain covenants to the Segregated Account pursuant to the Cooperation Agreement, including an agreement to not enter into any transaction involving consideration or other proceeds of more than $5,000 (or such higher amount as determined by the Rehabilitator) without the Segregated Account’s prior written consent (other than policy claim payments made in the ordinary course of business and investments in accordance with Ambac Assurance’s investment policy), and providing the Segregated Account with an annual operating expense budget for Ambac Assurance and its subsidiaries, as well as quarterly analyses of variances. The Cooperation Agreement also addresses Ambac Assurance’s rights in the event Ambac Assurance is no longer the management and administrative services provider to the Segregated Account as described above. The Cooperation Agreement Amendment made each of the Company and the Rehabilitator a party to the Cooperation Agreement and provides the Rehabilitator with certain additional approval rights with respect to (a) the tax positions taken by the Company in its consolidated tax return; (b) the acceptance by Ambac Assurance of the repayment of intercompany loans or the modification of the terms thereof; (c) changes by Ambac Assurance in the assumptions or vendors utilized in determining loss reserves determined in accordance with Statutory Accounting Principles; and (d) changes to Ambac Assurance’s investment policy and transfer of the investment management function for Ambac Assurance’s investment portfolio.
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

| Ambac Financial Group, Inc. 81 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
Following the effective date of the Segregated Account Rehabilitation Plan, as amended, the IPP for permitted policy claims increased from 25% to 45% with effect from July 21, 2014. As with previously permitted policy claims, the remaining portion of the unpaid permitted policy claims (in this case, 55%) will remain outstanding as Deferred Amounts and, subject to the adjustment for Undercollateralized Bonds, will accrue interest at 5.1% per annum. These Deferred Amounts, together with interest thereon, may be paid from time to time in the future at the sole discretion of the Rehabilitator. As further described in Note 17. Commitments and Contingencies, on February 10, 2016, certain investors filed a motion in the Rehabilitation Court requesting an order directing the Rehabilitator to show cause why the Interim Payment percentage should not be substantially increased. The motion was denied.
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
On July 12, 2016, the Special Deputy Commissioner ("SDC") for the Segregated Account met with policy beneficiaries and holders of surplus notes of Ambac Assurance and the Segregated Account during which the SDC stated (i) that at present, the Rehabilitator does not have any plans to increase the interim payment percentage (“IPP”) on Segregated Account policy claims, commenting that the Rehabilitator and his advisors would need to feel highly confident that any change to the IPP would be sustainable and fair to all policyholders; (ii) that the Rehabilitator reserves the right to amend the Segregated Account Rehabilitation Plan or take such other action as he deems necessary or appropriate to adjust the rate of accretion on Deferred Amounts from time to time based on such factors as he considers relevant and, as such, the accretion rate remains under review; and (iii) his objective of seeking an exit of the Segregated Account from rehabilitation, and further stated that although his preferred goal would be to achieve an exit from rehabilitation through a consensual plan, he would advise the Rehabilitator to use all tools available to accomplish a successful and durable conclusion that enhances Ambac Assurance's long-term claims-paying ability.
On December 16, 2016, the Rehabilitator filed with the Rehabilitation Court a supplement to his 2016 Annual Report dated June 1, 2016 relating to the Segregated Account Rehabilitation Proceedings (the “Supplement”). In the Supplement, the Rehabilitator reiterated his goal of achieving a successful and durable conclusion to the Segregated Account Rehabilitation Proceedings. The Rehabilitator also stated in the Supplement that at the present time and absent further actions, Ambac Assurance has insufficient capital to demonstrate to the satisfaction of the Rehabilitator that the Segregated Account Rehabilitation Proceedings could be concluded and leave Ambac Assurance with sufficient financial resources to meet all policy obligations, as projected by the Rehabilitator (in his sole discretion) under a varying range of base and stress case scenarios. The Rehabilitator further stated in the Supplement that given such requirements, any transaction facilitating the conclusion of the Segregated Account Rehabilitation Proceedings will need to provide for an increase in Ambac Assurance’s existing surplus capital, as determined and defined by OCI in its sole discretion. We cannot provide assurance that the terms of any possible transaction will satisfy OCI or

| Ambac Financial Group, Inc. 82 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

the Rehabilitator that Ambac Assurance has, or will have, sufficient capital to meet all policy obligations after the conclusion of the Segregated Account Rehabilitation Proceedings.
United Kingdom Referendum
In a non-binding referendum on the United Kingdom’s (“UK”) membership in the European Union in June 2016, a majority of those who voted approved the UK’s withdrawal from the European Union (“EU”). A withdrawal by the UK from the European Union (“Brexit”) may occur after, or possibly concurrently with, a process of negotiation regarding the future terms of the UK’s relationship with the EU, which could result in the UK losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the UK may adversely affect business activity, political stability and economic conditions in the UK, the Eurozone, the EU and elsewhere. The economic outlook could be adversely affected by (i) the risk that one or more other EU countries could come under increasing pressure to leave the EU, (ii) the risk of a greater demand for independence by Scottish nationalists or for unification in Ireland, or (iii) the risk that the Euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could have a material adverse effect on economic growth or business activity in the UK, the Eurozone, or the EU, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, the availability of credit, political systems or financial institutions and the financial and monetary system. Consequently the medium and longer term impact on the UK generally, and Ambac Assurance UK Limited ("Ambac UK") specifically, is uncertain.  The immediate impact on the UK included a decline in the value of the British Pound against major currencies and greater asset volatility.
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
Consolidation:
The consolidated financial statements include the accounts of Ambac and all other entities in which Ambac (directly or through its subsidiaries) has a controlling financial interest, including variable interest entities (“VIEs”) for which Ambac or an Ambac subsidiary is deemed the primary beneficiary in accordance with the Consolidation Topic of the Accounting Standards Codification ("ASC"). All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. The primary beneficiary of a VIE is the party that has both the following characteristics: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. An entity that is deemed the primary beneficiary of a VIE is required to consolidate the VIE.
A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. The determination of whether a variable interest holder is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether the variable interest holder has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether the variable interest holder has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities, for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs being consolidated.
Ambac Unconsolidated Financial Information:
Financial information of Ambac is presented in Schedule II to this Form 10-K as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014. Investments in subsidiaries are accounted for using the equity method of accounting.
Investments:
The Investments - Debt and Equity Securities Topic of the ASC requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac’s non-VIE investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by the Investments - Debt and Equity Securities Topic of the ASC. Available-for-sale securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated

| Ambac Financial Group, Inc. 83 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Other Comprehensive Income in Stockholders’ Equity and computed using amortized cost as the basis. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the remaining term of the securities. For structured securities with a large underlying pool of homogenous loans, such as mortgage-backed and asset-backed securities, premiums and discounts are adjusted for the effects of actual and anticipated prepayments on a retrospective basis. For other fixed income securities, such as corporate and municipal bonds, premiums and discounts are amortized or accreted over the remaining term of the securities even if they are callable.
Ambac’s investment portfolio also includes equity interests in pooled investment funds. Such equity interests in the form of common stock or in-substance common stock are classified as trading securities. Equity interests in pooled funds organized as limited liability companies are recorded under the fair value option in accordance with the Financial Instruments Topic of the ASC Topic 825. Investments classified either as trading or fair value option securities are reported as Other investments on the Consolidated Balance Sheet at fair value with changes in fair value reported through Net investment income on the Statement of Comprehensive Income. Investments in pooled funds have been classified as trading or fair value option securities so that any undistributed earnings of the funds may be reflected in Net investment income as they occur.
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
VIE investments in fixed income securities are carried at fair value under the fair value option. For additional information about VIE investments, including fair value by asset-type, see Note 3. Special Purpose Entities, Including Variable Interest Entities.
Ambac has a formal impairment review process for available for sale securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of impairment that may be other than temporary in accordance with the Investments - Debt and Equity Securities Topic of the ASC. Factors considered to identify and assess securities for other than temporary impairment include: (i) fair values that have declined by 20% or more below amortized cost; (ii) market values that have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor, as applicable, and an analysis of projected defaults on the underlying collateral; (v) scheduled interest payments are past due; (vi) whether Ambac has the intent to sell the security; and (vii) whether it is more likely than not that Ambac will be required to sell a security before the anticipated recovery of its amortized cost basis. If we believe a decline in the fair value of a particular investment is temporary, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Income in Stockholders’ Equity on our Consolidated Balance Sheets. If management either: (i) has the intent to sell its investment in a debt security or (ii) determines that the Company more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an other-than-temporary impairment charge is recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the credit impairment loss is recognized in earnings, and the other-than-temporary amount related to all other factors is recognized in other comprehensive income. For fixed income securities that have other-than-temporary impairments in a period, the previous amortized cost of the security less the amount of the other-than-temporary impairment recorded through earnings becomes the investment’s new cost basis. Ambac accretes the new cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security.
The evaluation of securities for impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s or guarantor’s financial condition and/or future prospects, the impact of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. With respect to Ambac insured securities owned, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments. For Ambac-insured securities owned and guaranteed under policies allocated to the Segregated Account, the estimate of Ambac Assurance claim payments includes interest on Deferred Amounts. Ambac estimates the timing of claim payment receipts on all Ambac-insured securities owned, but the actual timing of such amounts for Segregated Account securities are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Segregated Account securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description for information relating to the amended Segregated Account Rehabilitation Plan. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including Ambac's intention to sell securities and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Net Premiums:
Gross premiums are received either upfront or in installments. For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual”

| Ambac Financial Group, Inc. 84 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

method) or (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be collected over the expected life of the transaction (the “expected” method). An appropriate risk-free rate corresponding to the weighted average life of each policy and currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate at December 31, 2016 and 2015, was 2.6%. and 2.7%, respectively, and the weighted average period of future premiums used to estimate the premium receivable at December 31, 2016 and 2015, was 9.0 years and 9.2 years, respectively.
Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk-free rate corresponding to the initial weighted average life of the related policy.
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
Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset is established which is initially recorded as the cash amount paid. For installment premiums, a ceded installment premiums payable liability and offsetting deferred ceded premium asset are initially established in an amount equal to: i) the present value of future contractual premiums due or ii) if the underlying insured obligation is a homogenous pool of assets which are contractually pre-payable, the present value of expected premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both upfront and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time as the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums.
When a bond issue insured by Ambac has been retired early, typically due to an issuer call, any remaining UPR is recognized at that time to the extent the financial guarantee contract is legally extinguished, causing accelerated premium revenue. For installment premium paying transactions, we offset the recognition of any remaining UPR by the reduction of the related premium receivable to zero (as it will not be collected as a result of the retirement), which may cause negative accelerated premium revenue. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow. The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date (a refunding) or a specified call date (a pre-refunding). Ambac has evaluated the provisions in policies issued on these obligations and determined those insurance policies have not been legally extinguished. For policies with refunding securities, premium revenue recognition is not impacted as the escrowed maturity date is the same as the previous legal maturity date. For policies with pre-refunding securities, the maturity date of the pre-refunded security has been shortened from its previous legal maturity. Although premium revenue recognition has not been accelerated in the period of the pre-refunding, it results in an increase in the rate at which the policy's remaining UPR is to be recognized.
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
Derivative Contracts:
The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. None of Ambac’s derivative contracts are designated as hedges under the Derivatives and Hedging Topic of the ASC. Ambac's derivatives consist primarily of credit derivatives, interest rate swaps and futures contracts. Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under the Derivatives and Hedging Topic of the ASC. Changes in fair value of credit derivatives are recorded in Net change in fair value of credit derivatives on the Consolidated Statements of Total Comprehensive Income. Ambac maintains a derivatives portfolio consisting primarily of interest rate swaps and futures contracts to mitigate exposure to floating rate insured obligations in the financial guarantee portfolio. This portfolio also includes legacy interest rate swaps with asset-backed securitization issuers, states, municipalities and their authorities which were written in connection with their financings. Changes in fair value of these interest rate derivatives are recorded in Derivative product revenue on the Consolidated Statements of Total Comprehensive

| Ambac Financial Group, Inc. 85 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Income. VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within their securitization structure. Changes in fair value of consolidated VIE derivatives are included within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income.
All derivatives are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by counterparty only when a legal right of offset exists. Ambac has determined that the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral may not be used to offset amounts due under the derivative instruments in the normal course of settlement. Therefore, such amounts are not offset against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Refer to Note 11. Derivative Instruments for further discussion of the Company’s use of derivative instruments and their impact of the consolidated financial statements. Refer to Note 9. Fair Value Measurements for further description of the methodologies used to determine the fair value of derivative contracts, including model inputs and assumptions where applicable.
Goodwill:
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
We tested goodwill for impairment as of October 1st of each year. Goodwill is also tested more frequently if indicators of impairment exist for each reporting unit. During the third quarter of 2015, Ambac determined sufficient indicators of potential impairment existed to perform an interim goodwill impairment evaluation for the Financial Guarantee reporting unit. Those indicators included the trading values of Ambac stock and changes in Ambac credit spreads. In conducting the goodwill impairment analysis, we performed step one of the goodwill impairment test for the Financial Guarantee reporting unit. We estimated the fair value of the Financial Guarantee reporting unit using a market approach, which was derived using: i) Ambac’s common stock and warrant market capitalization, ii) fair value estimates of Ambac Assurance preferred shares (reported as noncontrolling interests on Ambac's balance sheet) and iii) an estimated control premium. Step one of the impairment test indicated the Financial Guarantee reporting unit's carrying value exceeded its fair value.
Accordingly, the Company performed step two of the impairment test, which indicated the implied fair value of goodwill was zero. This was the result of substantial decreases in the Financial Guarantee reporting unit's fair value and substantial increases in the fair value of its net assets. The fair value of the Financial Guarantee reporting unit decreased significantly due to a material decrease in Ambac's market capitalization components (described above). The Financial Guarantee reporting unit's fair value of net assets increased significantly primarily as a result of a decrease in the estimated fair value of financial guarantee liabilities and, to a lesser extent, a decrease in the fair value of long-term debt. The fair value decrease in financial guarantee liabilities, which is a Level 3 estimate, was primarily driven by wider Ambac credit spreads and positive loss and loss expense reserves development. Please refer to Note 9. Fair Value Measurements for further discussion on the fair value model for financial guarantee liabilities. The fair value decrease in long-term debt was driven by lower market pricing on surplus notes and junior surplus notes.
As a result, the Company recorded a full non-cash, non-tax deductible goodwill impairment charge of $514,511 in 2015. The following is a summary of activity in goodwill that was all assigned to the Financial Guarantee reporting unit:

December 31,	2016	2015	2014
Beginning balance	$—	$514,511	$514,511
Impairment loss	—	(514,511)	—
Ending Balance	$—	$—	$514,511
Insurance Intangible Asset:
At the Fresh Start Reporting Date, an insurance intangible asset was recorded which represented the difference between the fair value and aggregate carrying value of the financial guarantee insurance and reinsurance assets and liabilities. The carrying values of our financial guarantee insurance and reinsurance contracts will continue to be reported and measured in accordance with existing accounting policies. Pursuant to the Financial Services-Insurance Topic of the ASC, the insurance intangible is to be measured on a basis consistent with the related financial guarantee insurance and reinsurance contracts. The insurance intangible asset is amortized using a level yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts and is applied to groups of contracts with similar characteristics.

| Ambac Financial Group, Inc. 86 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Restricted Cash:
Cash that we do not have the right to use for general purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes consolidated variable interest entity cash restricted to fund the obligations of the consolidated VIEs.
Loss and Loss Expenses:
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
The approaches used to estimate expected future losses and recoveries considers the likelihood of all possible outcomes. The evaluation process for determining expected losses is subject to certain judgments based on our assumptions regarding the probability of default by the issuer of the insured security, probability of settlement outcomes (which may include commutation settlements, refinancing and/or other settlement outcomes) and expected severity of credits for each insurance contract. Ambac’s loss reserves are based on management’s on-going review of the financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Portfolio Risk Management ("PRM") group to track credit migration of insured obligations from period to period and update internal classifications and credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) rating while adversely classified credits are assigned a rating of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed or student loan securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection loss mitigation efforts could cause an increase in the delinquency and potential default of the underlying obligation. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and of default related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool, and (iii) foreclosure and real estate owned disposition strategies and timelines. All credits are assigned risk classifications by PRM group using the following guidelines:
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

| Ambac Financial Group, Inc. 87 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
The population of credits evaluated in Ambac’s loss reserve process are: (i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits (Class I and SL) which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by senior PRM officers. For certain credit exposures, Ambac’s additional monitoring, loss remediation efforts and probabilities of potential settlement outcomes may provide information relevant to adjust this estimate of “base case” statistical expected losses. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted scenarios to determine an adjusted statistical expected loss that better reflects management’s view of a given transaction’s expected losses, as well as the potential for additional remediation activities (i.e. commutations).
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
The estimated expected recovery component of expected losses include: (i) recoveries related to contractual breaches of RMBS representations and warranties by transaction sponsors, which is discussed further in the “RMBS Representation and Warranty Subrogation Recoveries” section below, (ii) excess spread within an RMBS transaction's cash flow structure, and (iii) other recoveries, including other litigation recoveries. Ambac does not include expected recoveries from litigation attributed solely to fraudulent inducement claims in our estimate of representation and warranty subrogation recoveries, since any remedies under such claims would be non-contractual.
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

| Ambac Financial Group, Inc. 88 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

| Ambac Financial Group, Inc. 89 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
Our ability to recover the RMBS subrogation recoveries is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties and/or their respective parents and affiliates, timing of receipt of any such recoveries, intervention by OCI which could impede our ability to take actions required to realize such recoveries and uncertainties inherent in the assumptions used in estimating such recoveries.
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
Multiple probability-weighted scenarios are developed by applying various realization factors to the estimated repurchase obligation. The realization factors in these scenarios were developed using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including, but not limited to, (i) discussions with external legal counsel and their views on ultimate settlement and/or litigation outcomes, (ii) experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, (iii) the pervasiveness of the breach rates and (iv) experience in settling similar claims. The probability weightings are developed based on the unique facts and circumstances for each transaction. The sum of these probability-weighted scenarios represents the undiscounted subrogation recovery, which is then discounted using a factor derived from a risk-free discount rate term structure that corresponds to the date of each respective recovery. Discount factors are updated for the current risk-free rate each reporting period.
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
Multiple probability-weighted scenarios were then developed by applying various realization factors to the estimated repurchase obligations under both subsets of loans. The realization factors in these scenarios were developed using assumptions similar to those discussed in the random sample approach above, as well as an internal analysis of previous RMBS settlements. The sum of these probability-weighted scenarios represents the undiscounted subrogation recovery, which is then discounted using a factor derived from a risk-free discount rate term structure that corresponds to the date of each respective recovery. Discount factors are updated for the current risk-free rate each reporting period.
Obligations under Investment Agreements:
Ambac's investment agreements were written principally to asset-backed and structured finance issuers, states, municipalities and municipal authorities, and require Ambac to pay an agreed-upon rate of interest based on funds deposited. Proceeds from these investment agreement obligations were used to invest in fixed income investments. Interest income from these investments is included in Net investment income on the Consolidated Statements of Total Comprehensive Income.
Obligations under investment agreements are reported as liabilities on the Consolidated Balance Sheets at their principal value less unamortized discount. The carrying value of these obligations is adjusted for principal paid and interest credited to the account. Interest expense is computed based upon daily outstanding liability balances at rates and periods specified in the agreements adjusted for accretion of discount, and is included in Interest expense on the Consolidated Statements of Total Comprehensive Income.
Long-Term Debt:
Long-term debt issued by Ambac is carried at par value less unamortized discount. Accrued interest and discount accretion on long-term debt is reported as Interest expense on the Consolidated Statements of Total Comprehensive Income. To the extent Ambac repurchases its long-term debt or the Rehabilitator redeems Segregated Account surplus notes, which may also trigger a proportionate redemption in General Account surplus notes, such repurchases or redemptions may be settled for an amount different than the carrying value of the obligation. Any difference between the settlement payment and carrying value of the obligation is reported in Net realized gains (losses) on extinguishment of debt on the Consolidated Statements of Total Comprehensive Income.

| Ambac Financial Group, Inc. 90 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Long-term debt issued by VIEs consolidated as a result of Ambac's variable interest arising from financial guarantees written by Ambac's subsidiaries, is carried at fair value with changes in fair value recorded as Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income.
Employee Benefits:
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
Long Term Incentive and Stock Compensation Plans:
Incentive compensation is a key component of our compensation strategy. Incentive compensation payouts are based on the execution of our strategies at the Company, as well as business unit and individual performance. In January of each year a determination is made as to the total amount of incentive compensation to be awarded, including amounts in the form of stock grants. The Ambac 2013 Incentive Compensation Plan (the “Equity Plan”) provides for the granting of stock options, restricted stock, stock appreciation rights, restricted and performance units and other awards that are valued or determined by reference to Ambac's common stock to employees and directors. In March 2014, Ambac developed a long term incentive compensation plan (“LTIP”) as a sub-plan of the 2013 Plan. This LTIP allows for both cash and equity performance awards to US employees. In 2015, Ambac UK 's Board of Directors adopted a long term incentive plan which provides cash based performance awards to Ambac UK employees.
Ambac recognizes compensation costs for all equity classified awards granted at fair value with an estimation of forfeitures for all unvested shares.

•	Stock options and restricted stock units granted only require future service and accordingly the respective fair value is amortized over the relevant service period.

•
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
Foreign currency transactions: The impact of non-functional currency transactions and the remeasurement of non-functional currency assets and liabilities into the respective subsidiaries' functional currency (collectively "foreign currency transactions gains/(losses)") are $(39,128), $(17,010) and $(25,483) for the years ended December 31, 2016, 2015 and 2014, respectively. Foreign currency transactions gains/(losses) are primarily the result of remeasuring Ambac UK's assets and liabilities denominated in currencies other than its functional currency, primarily the U.S. dollar and the Euro. The significant components of foreign currency transaction gains/(losses), including the respective classifications in the Consolidated Statement of Total Comprehensive Income, are as follows:

•	Remeasurement of loss reserves, classified in Loss and loss expenses, in the amount of $(77,578), $(24,838) and $(30,079) for the years ended December 31, 2016, 2015 and 2014, respectively;

•
Sales of investment securities and the unrealized gains (losses) of trading and short-term investment securities, classified in Net realized investment gains, in the amount of $30,179, $5,816 and $5,235 for the years ended December 31, 2016, 2015 and 2014, respectively;

| Ambac Financial Group, Inc. 91 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

•	Remeasurement of premium receivables, classified in Other income, in the amount of $8,003, $(2,555) and $(4,470) for the years ended December 31, 2016, 2015 and 2014, respectively; and

•
Remeasurement of credit derivative liabilities, classified in Net change in fair value of credit derivative, in the amount of $32, $3,981 and $3,234 for the years ended December 31, 2016, 2015 and 2014, respectively.

Reorganization items:
Entities operating in bankruptcy and expecting to reorganize under Chapter 11 of the Bankruptcy Code are subject to the additional accounting and financial reporting guidance under the Reorganization Topic of the Accounting Standards Codification. For the purpose of presenting an entity’s financial condition, the financial statements for periods including and after filing the Chapter 11 petition shall distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items. The reorganization items in the Consolidated Statements of Total Comprehensive Income consisted of professional fees of $204 and U.S. Trustee fees of $7 for the year ended December 31, 2014.
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
The level of deferred tax asset recognition is influenced by management’s assessment of future profitability, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry forward periods available under the tax law. We previously determined that we would not be able to realize all of our deferred tax assets in the future, and therefore we reduced such amounts through a charge to the Statement of Total Comprehensive Income in the period in which that determination was made. Refer to Note 15. Income Taxes for further discussion of the Company's tax positions.
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
Net Income Per Share:
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding, inclusive of unsettled vested restricted stock units. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to warrants issued under the Reorganization Plan and those pursuant to stock options and non-vested restricted and performance stock units.
Reclassifications:
Certain reclassifications have been made to prior years' amounts to conform to the current year's presentation.
Recently Adopted Accounting Standards:
The following accounting standards were adopted by Ambac effective December 31, 2016:
Disclosure of Recently Issued Accounting Standards
Accounting Standard Update ("ASU") 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323) - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings was issued by the Financial Accounting Standards Board ("FASB") in January 2017 and is effective for the December 31, 2016 reporting period. The primary topic in the ASU relevant to Ambac is the FASB codification of a SEC Staff Announcement that addresses disclosures the SEC expects to see for the following three accounting standards prior to their adoption: ASU 2014-09, Revenue from Contracts with Customers; ASU 2016-02, Leases; and ASU 2016-13, Measurement of Credit Losses on Financial Instruments. In addition to the disclosures already required by the SEC for new accounting standards not yet implemented, with respect to the aforementioned standards the SEC expects companies to describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. We have made the required disclosures for these new standards in the Future Application of Accounting Standards section below.

| Ambac Financial Group, Inc. 92 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Going Concern Assessment
ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern requires management to assess, at each interim period and annual reporting period, whether substantial doubt exists about the company's ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. If management determines there is substantial doubt, it should also consider whether the substantial doubt is overcome by management's plans, and provide certain disclosures based on facts and circumstances. Refer to Note 1. Background and Business Description for management's disclosures regarding Ambac's ability to continue as a going concern.
The remaining accounting standards discussed in this section were adopted by Ambac effective January 1, 2016:
Disclosures about Short-Duration Contracts
ASC 2015-09, Financial Services - Insurance (Topic 944) - Disclosures about Short-Duration Contracts. The primary objective of this ASU is to improve disclosures for insurance entities which issue short-duration contracts. The ASU made significant amendments to the Short-Duration Contract disclosure section and limited amendments affecting the General disclosure section of Topic 944. Ambac, as a provider of financial guarantee contracts, is subject to the General sections but not the Short-Duration Contract sections of Topic 944. The limited amendments made to the General disclosure section did not effect Ambac's financial statement disclosures.
Eliminating Certain Fair Value Disclosures
ASU 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Reporting entities are permitted to use net asset value ("NAV") as a practical expedient to measure the fair value of certain investments. Under previous GAAP, investments that use the NAV practical expedient to measure fair value were categorized within the fair value hierarchy as level 2 or level 3 investments depending on their redemption attributes, which has led to diversity in practice. This ASU will remove the requirement to categorize within the fair value hierarchy all investments that use the NAV practical expedient for fair value measurement purposes. Furthermore, the ASU will remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV practical expedient. Upon adoption Ambac applied this ASU retrospectively to all prior periods presented, which was not material to Ambac's financial statements. Disclosures that were impacted by adoption of this ASU are shown in Note 9. Fair Value Measurements.
Debt Issuance Costs
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
Consolidation of Variable Interest Entities - Various Changes
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
Eliminating Concept of Extraordinary Items
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
Hybrid Financial Instruments
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

| Ambac Financial Group, Inc. 93 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. Adoption of this ASU did not affect Ambac’s financial statements.
Consolidation of Collateralized Financing Entities
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
Share -Based Payments
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
Future Application of Accounting Standards:
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. Current GAAP does not include specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash flow equivalents other than limited guidance for non-for-profit entities. This ASU is intended to resolve diversity in practice in the classification of changes in restricted cash and restricted cash flow equivalents on the statement of cash flows. The new guidance requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending period amounts on the statement of cash flows, along with certain disclosures. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Amendments in the ASU should be applied retrospectively to all periods presented. Ambac will adopt this ASU on January 1, 2018. We are currently evaluating the impact on Ambac's financial statements.
Consolidation of Variable Interest Entities - Decision Makers
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control. The new guidance changes how a reporting entity that is a single decision maker for a VIE will consider its indirect interests in that VIE when determining whether the reporting entity is the primary beneficiary and should consolidate the VIE. Under current GAAP, a single decision maker in a VIE is required to consider an indirect interest held by a related party under common control in its entirety. Under the new ASU, the single decision maker will consider the indirect interest on a proportionate basis. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal periods. Early adoption is permitted, including adoption in an interim period. Ambac will adopt this ASU on January 1, 2017. Adoption of this ASU is not expected to have a consequential impact on Ambac's financial statements.
Income Taxes
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

| Ambac Financial Group, Inc. 94 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The ASU resolves diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Transactions addressed in the ASU that may impact Ambac are as follows:

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

ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoptions within an interim period. Ambac has not determined whether it will early adopt this ASU. Adoption of this ASU is not expected to have a consequential impact on Ambac's financial statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This ASU significantly affects how reporting entities will measure credit losses for financial assets that are not accounted for at fair value through net income, which include loans, debt securities, trade receivables, net investments in leases, and certain off-balance sheet credit exposures. For financial assets measured at amortized cost, the ASU replaces the "incurred loss" model, which generally delayed recognition of the full amount of credit losses until the loss was probable of occurring, with an "expected loss" model, which reflects an entity's current estimate of all expected credit losses. Expected credit losses for amortized cost assets will be recorded as a valuation allowance, with subsequent increases or decreases in the allowance reflected in the income statement each period. For available-for-sale debt securities, credit losses under the ASU will be measured similarly to current GAAP. However, under the ASU, credit losses for available-for-sale securities will be recorded as a valuation allowance (similar to the amortized cost assets approach described above), rather than as a direct write-down of the security as is required under current GAAP. As a result, improvements to estimated credit losses for available-for-sale debt securities will be recognized immediately in the income statement rather than as interest income over time. The ASU is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal year beginning after December 15, 2018. Ambac has not determined whether it will early adopt this ASU and we are currently evaluating its impact on Ambac's financial statements. The significant implementation matters to be addressed include identifying the inventory of financial assets that will be affected by this standard, identifying new data requirements and data sources for implementing the expected loss model for those instruments not already using this model, and identifying and documenting accounting process changes, including related controls.
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The objective of this ASU is to improve and simplify the accounting for employee share-based payment accounting. The amendments are as follows: (i) recognizing excess tax benefits and tax deficiencies as income tax expense, (ii) recognizing excess tax benefits regardless of whether it reduces taxes payable in the current period, (iii) classifying excess tax benefits related to share-based payments along with other income tax cash flows as an operating activity on the statement of cash flows, (iv) allowing companies to make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur, for purposes of accruing compensation cost, (v) to qualify for equity classification treatment, permitting tax withholding by employees up to the maximum statutory tax rate and (vi) classifying cash paid by an employer to a taxing authority when directly withholding shares as a financing activity on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. Depending on the amendment, application will be prospective, retrospective or using a modified retrospective approach. Ambac will adopt this ASU on January 1, 2017. Adoption of this ASU will not have a material impact on Ambac's financial statements.

| Ambac Financial Group, Inc. 95 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Equity Method of Accounting
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting. This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively as if the equity method had been in effect during all previous periods that the investment had been owned. The ASU will now require that at the date an available-for-sale equity security becomes qualified for the equity method of accounting, the reporting entity will recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The amendments should be applied prospectively upon adoption. Ambac will adopt this ASU on January 1, 2017. Adoption of this ASU is not expected to have a consequential impact on Ambac's financial statements.
Contingent Put and Call Options in Debt Instruments
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments. Current accounting rules require that embedded derivatives be separated from the host contract in a financial instrument and accounted for separately as derivatives if certain criteria are met. One of these criteria is that the economic characteristics and risks of the embedded derivatives are not "clearly and closely related" to the host contract. The objective of the ASU is to resolve diversity in practice in assessing embedded contingent put and call options. The ASU clarifies what steps are required when assessing whether the economic characteristics and risk of put and call options are clearly and closely related to their debt host contracts. The ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The ASU must be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Ambac will adopt this ASU on January 1, 2017. Adoption of this ASU is not expected to have a consequential impact on Ambac's financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main difference between current U.S. GAAP and this ASU is the recognition of lease assets and lease liabilities for those leases classified as operating leases. For operating leases, a lessee is required to: 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet, 2) recognize a single lease cost, calculated so that the cost is allocated over the lease term generally on a straight-line basis and 3) classify all cash payment within operating activities in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The transition guidance requires lessees to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which include a number of optional practical expedients. We will adopt ASU 2015-02 on January 1, 2019. We are evaluating the impact of this ASU, including the transitional practical expedients, on Ambac's financial statements. We believe Ambac's office leases will be the most significantly impacted by this ASU. The significant implementation matters to be addressed include identifying the remaining inventory of leases (i.e. equipment and other) that will be affected by this standard and identifying and documenting accounting process changes, including related controls.
Recognition and Measurement of Financial Assets and Liabilities
In January 2016, the FASB issued ASC 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU makes the following targeted changes for financial assets and liabilities: i) requiring equity investments with readily determinable fair values to be measured at fair value with changes recognized in net income; ii) simplifying the impairment assessment of equity securities without readily determinable fair values using a qualitative approach; iii) eliminating disclosure of the method and significant assumptions used to fair value instruments measured at amortized cost on the balance sheet; iv) requiring use of the exit price notion when measuring the fair value of instruments for disclosure purposes; v) for financial liabilities where the fair value option has been elected, requiring the portion of the fair value change related to instrument-specific credit risk (which includes a Company's own credit risk) to be separately reported in other comprehensive income; vi) requiring the separate presentation of financial assets and liabilities by measurement category and form of financial asset (liability) on the balance sheet or accompanying notes; and vii) clarifying that the evaluation of a valuation allowance on a deferred tax asset related to available-for-sale securities should be performed in combination with the entity's other deferred tax assets. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years Early adoption of item (v) above is permitted for financial statements (both annual and interim periods) that have not yet been issued. We have not determined when we will adopt item (v) above of this ASU. We will adopt the remaining provisions of the ASU on January 1, 2018. We are evaluating the impact of this ASU on Ambac's financial statements.
Revenue recognition
In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) that amends the accounting guidance for recognizing revenue for contracts with customers to transfer goods and contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods beginning after December 15, 2017, including interim periods within that reporting period. Ambac will adopt this ASU on January 1, 2018. While we are still evaluating the ASU, it does not apply to insurance contracts and most financial instruments and is therefore is not expected to have consequential impact on Ambac's financial statements. The significant implementation matters to be addressed include identifying contracts the Company may have that will be affected by this standard and identifying and documenting accounting process changes, including related controls.

| Ambac Financial Group, Inc. 96 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

3. SPECIAL PURPOSE ENTITIES, INCLUDING VARIABLE INTEREST ENTITIES ("VIEs")
Ambac, with its subsidiaries, has engaged in transactions with special purpose entities, including VIEs, in various capacities.

•	Ambac most commonly provides financial guarantees, including credit derivative contracts, for various debt obligations issued by special purpose entities, including VIEs ("FG VIEs").

•	Ambac sponsors special purpose entities that issued medium-term notes to fund the purchase of certain financial assets.

•
Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash and an owner trust certificate, which represents Ambac's right to residual cash flows from the junior surplus note.

•
Ambac is an investor in collateralized debt obligations, mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE.

FG VIEs:
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
We determined that Ambac’s subsidiaries generally have the obligation to absorb a FG VIE's expected losses given that they have issued financial guarantees supporting the liabilities (and in certain cases assets). As further described below, we consolidated certain FG VIEs because: (i) we determined for certain transactions that experienced the aforementioned performance deterioration, that Ambac’s subsidiaries had the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE’s economic performance because certain triggers had been breached in these transactions resulting in Ambac's subsidiaries' ability to exercise certain loss remediation activities, or (ii) due to the passive nature of the VIEs’ activities, Ambac’s subsidiaries’ contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance. With respect to existing VIEs involving Ambac financial guarantees, Ambac is generally required to consolidate a VIE in the period that applicable triggers result in Ambac having control over the VIE’s most significant economic activities. A VIE is deconsolidated in the period that Ambac no longer has such control, which could occur in connection with insurance policies that are allocated to the Segregated Account, execution of remediation activities on the transaction or amortization of insured exposure, any of which may reduce the degree of Ambac’s control over a VIE. Assets and liabilities of FG VIEs that are consolidated are reported within Variable interest entity assets or Variable interest entity liabilities on the Consolidated Balance Sheets. The net results from such FG VIEs are reported within Income (loss) on variable interest entities in the Consolidated Statements of Total Comprehensive Income.
Upon initial consolidation of a FG VIE, we recognize a gain or loss in earnings for the difference between: (i) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and (ii) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a FG VIE, we recognize a gain or loss for the difference between: (i) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and (ii) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Income (loss) on variable interest entities on the Consolidated Statements of Total Comprehensive Income.
The impact of consolidating such FG VIEs on Ambac’s balance sheet is the elimination of transactions between the consolidated FG VIEs and Ambac’s operating subsidiaries and the inclusion of the FG VIE’s third party assets and liabilities. For a financial guarantee insurance policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under the Financial Services – Insurance Topic of the ASC. Consequently, upon consolidation, Ambac eliminates the insurance assets and liabilities associated with the policy from the Consolidated Balance Sheets. Such insurance assets and liabilities may include premium receivables, reinsurance recoverable, deferred ceded premium, subrogation recoverable, unearned premiums, loss and loss expense reserves, ceded premiums payable and insurance intangible assets. For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment

| Ambac Financial Group, Inc. 97 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

securities balance is eliminated upon consolidation. Ambac has not consolidated any VIEs during 2016, 2015 or 2014 solely as a result of purchases of the VIE’s debt instruments.
As of December 31, 2016 consolidated FG VIE assets and liabilities relating to 12 consolidated entities were $13,367,834 and $13,235,425, respectively. As of December 31, 2015, consolidated FG VIE assets and liabilities relating to 13 consolidated entities were $14,288,497 and $14,259,776, respectively. As of December 31, 2016, eight and four consolidated FG VIEs related to transaction insured by Ambac UK and Ambac Assurance and nine and four as of December 31, 2015. As of December 31, 2016 FG VIE assets and liabilities of $12,950,009 and $12,833,466 and as of December 31, 2015, FG VIE assets and liabilities of $13,769,985 and 13,636,628 related to transactions guaranteed by Ambac UK. The remaining balance of consolidated FG VIE assets and liabilities are related to transactions guaranteed by Ambac Assurance. Ambac is not primarily liable for, and generally does not guarantee all of the debt obligations issued by the VIEs. Ambac would only be required to make payments on the VIE debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and such obligation is guaranteed by Ambac. Additionally, Ambac’s general creditors, other than those specific policy holders which own the VIE debt obligations, do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net income and earnings per share effect of most consolidated FG VIEs are attributable to Ambac’s interests through financial guarantee premium and loss payments with the VIE.
Below is a schedule detailing the change in fair value of the various financial instruments within the consolidated FG VIEs, along with gains (losses) from consolidating and deconsolidating FG VIEs, that together comprise Income (loss) on variable interest entities for for the affected periods:

Year Ended December 31,	2016	2015	2014
Income (loss) on changes related to:
Net fair value of VIE assets and liabilities	$(14,093)	$30,997	$(32,212)
Deconsolidation	—	572	—
Income (loss) on Variable Interest Entities	$(14,093)	$31,569	$(32,212)
Ambac deconsolidated one, two and one VIEs for the years ended December 31, 2016, 2015 and 2014, respectively. These VIEs were deconsolidated as a result of guaranteed bond retirements or financial guarantee policy terminations that eliminated Ambac's controlling variable interest in the entities. The deconsolidations occurring in 2016 and 2014 were related to guaranteed bond retirements which resulted in no gain or loss. The gain on deconsolidation in 2015 reflected the excess of fees receivable from a financial guarantee policy termination for one VIE, representing Ambac's remaining non-controlling financial interest, over the fair value of net assets of the VIE at deconsolidation.
The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of December 31, 2016 and 2015:

December 31,	2016	2015
Investments:
Corporate obligations	$2,622,566	$2,588,556
Total variable interest entity assets: fixed income securities	$2,622,566	$2,588,556
The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of December 31, 2016 and 2015:

	Estimated Fair Value	Unpaid Principal Balance
December 31, 2016:
Loans	$10,658,963	$7,641,756
Long-term debt	11,155,936	8,854,530
December 31, 2015:
Loans	11,690,324	9,182,284
Long-term debt	$12,327,960	$11,069,070
Ambac Sponsored VIEs:
A subsidiary of Ambac transferred financial assets to two special purpose entities. The business purpose of these entities was to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities were established as separate legal entities, demonstrably distinct from Ambac and that Ambac, its affiliates or its agents could not unilaterally dissolve. The permitted activities of these entities were contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Effective February 17, 2015, one of the special purpose entities

| Ambac Financial Group, Inc. 98 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

was liquidated as it no longer had any outstanding liabilities. Ambac has not consolidated these entities because Ambac Assurance’s policies issued to these entities have been allocated to the Segregated Account, thereby limiting Ambac’s control over the entities’ most significant economic activities. Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with the Financial Instruments Topic of the ASC. We believe that the fair value of the investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under the Investments – Equity Method and Joint Ventures Topic of the ASC. Refer to Note 9. Fair Value Measurements for further information on the valuation technique and inputs used to measure the fair value of Ambac’s equity interest in these entities. At December 31, 2016 and 2015 the fair value of these entities are $7,382 and $8,696, respectively, and is reported within Other assets on the Consolidated Balance Sheets.

•
Since their inception, there have been15 individual transactions with these entities, of which 3 transactions remain outstanding as of December 31, 2016. Total principal amount of debt outstanding was $388,950 and $454,290 at December 31, 2016 and 2015, respectively. In each case, Ambac sold assets to these entities. The assets are composed of utility obligations with a weighted average rating of BBB at December 31, 2016 and weighted average life of 4.9 years. The purchase by these entities of financial assets was financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate swaps) are used within the entities for economic hedging purposes only. Derivative positions were established at the time MTNs were issued to purchase financial assets. As of December 31, 2016 Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

In July 2015, Ambac Assurance entered into a secured borrowing transaction whereby it sold 17 Ambac insured residential mortgage-backed securities (the "Securities") and all rights associated therewith as of May 31, 2015, to a Delaware statutory trust (the "Trust") in exchange for an equity certificate in the Trust, all financial guarantee claim payments associated with the Securities and cash of $146,000 (prior to expenses associated with the transaction). The Securities had par and fair value of $331,035 and $360,759 as of December 31, 2016, respectively. Although the Securities were legally sold to the Trust, the Securities will remain in Invested assets on the Consolidated Balance Sheets. Refer to Note 10. Investments for further discussion of the restrictions on the invested assets. At the same time, a second Delaware statutory trust (the "Issuer"), issued $146,000 of debt securities and used the proceeds, together with an equity certificate of the Issuer, to purchase from the Trust a certificate secured by and entitling the Issuer to all principal and interest payments (other than financial guarantee claim payments) on the Securities. Interest on the debt securities is payable monthly at an annual rate of one month LIBOR + 2.8% . Both the Trust and the Issuer are consolidated VIEs because Ambac Assurance was involved in their design and holds a significant amount of the beneficial interests issued by the VIEs or guaranteed the assets held by the VIEs. VIE debt outstanding to third parties under this secured borrowing transaction had a carrying value of $102,403 and $130,571 as of December 31, 2016 and 2015, respectively, and is reported in Long-Term Debt on the Consolidated Balance Sheets.
Variable Interests in Non-Consolidated VIEs
On August 28, 2014 Ambac monetized its ownership of the junior surplus note issued to it by the Segregated Account by depositing the junior surplus note into a newly formed VIE trust in exchange for cash of $224,262 and a subordinated owner trust certificate (the "Owner Trust Certificate"), which represents Ambac's right to residual cash flows from the junior surplus note. The Trust funded the cash portion of its purchase of the junior surplus note with proceeds of the private placement of $299,175 face amount of notes to third party investors ("Notes"), which amount equates to approximately 80% of par plus accrued and unpaid interest on the junior surplus note. The Notes have a final maturity of August 28, 2039. Interest on the Notes will accrue at 5.1% per annum and compound annually on June 7th of each year up to and including the maturity date. Payments on the Notes will be made when and to the extent that the Segregated Account makes payments on the junior surplus note. The Notes must be paid in full before any payments will be made on the Owner Trust Certificate. The Notes and Owner Trust Certificate are non-recourse to Ambac, Ambac Assurance and the Segregated Account, but are collateralized by the junior surplus note. Ambac does not consolidate the VIE. Ambac reports its interest in the VIE as an equity investment within Other investments on the Consolidated Balance Sheets with associated results from operations included within Net investment income: Other investments on the Consolidated Statements of Total Comprehensive Income. The equity investment had a carrying value of $30,003 and $25,339 as of December 31, 2016 and 2015, respectively.

| Ambac Financial Group, Inc. 99 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and derivative contracts by major underlying asset classes, as of December 31, 2016 and 2015:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss (1)	Insurance Assets (2)	Insurance Liabilities (3)	Net Derivative Assets (Liabilities) (4)
December 31, 2016:
Global structured finance:
Collateralized debt obligations	$761,451	$218	$3,319	$(145,402)
Mortgage-backed—residential	14,859,909	725,106	3,118,892	—
Other consumer asset-backed	2,391,604	26,758	302,335	—
Other commercial asset-backed	1,686,256	66,277	64,961	—
Other	2,963,521	66,091	412,929	13,347
Total global structured finance	22,662,741	884,450	3,902,436	(132,055)
Global public finance	25,608,471	338,587	359,142	(8,827)
Total	$48,271,212	$1,223,037	$4,261,578	$(140,882)

December 31, 2015:
Global structured finance:
Collateralized debt obligations	$980,935	$264	$3,639	$(129,525)
Mortgage-backed—residential	17,081,002	1,279,650	2,680,739	—
Other consumer asset-backed	3,853,443	47,346	535,090	—
Other commercial asset-backed	2,393,805	104,033	94,191	—
Other	3,286,568	81,017	461,364	15,410
Total global structured finance	27,595,753	1,512,310	3,775,023	(114,115)
Global public finance	28,586,582	377,412	427,299	(24,860)
Total	$56,182,335	$1,889,722	$4,202,322	$(138,975)

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

| Ambac Financial Group, Inc. 100 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

4. COMPREHENSIVE INCOME
The following tables detail the changes in the balances of each component of accumulated other comprehensive income for the affected periods:

	Unrealized Gains (Losses) on Available- for Sale Securities (1)	Amortization of Postretirement Benefit (1)	Gain (Loss) on Foreign Currency Translation (1)	Total
Year Ended December 31, 2016:
Beginning Balance	$50,963	$9,344	$(45,092)	$15,215
Other comprehensive income before reclassifications	85,378	1,041	(122,128)	(35,709)
Amounts reclassified from accumulated other comprehensive income	(17,478)	(1,018)	—	(18,496)
Net current period other comprehensive income	67,900	23	(122,128)	(54,205)
Balance at December 31, 2016	$118,863	$9,367	$(167,220)	$(38,990)

Year ended December 31, 2015:
Beginning Balance	$210,693	$10,031	$(441)	$220,283
Other comprehensive income before reclassifications	(131,976)	193	(44,651)	(176,434)
Amounts reclassified from accumulated other comprehensive income	(27,754)	(880)	—	(28,634)
Net current period other comprehensive income (loss)	(159,730)	(687)	(44,651)	(205,068)
Balance at December 31, 2015	$50,963	$9,344	$(45,092)	$15,215

(1)	All amounts are net of tax and noncontrolling interest. Amounts in parentheses indicate debits.
The following table details the significant amounts reclassified from each component of accumulated other comprehensive income for the affected periods:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Consolidated Statement of Total Comprehensive Income
	Year Ended December 31,
	2016	2015
Unrealized Gains (Losses) on Available-for-Sale Securities
	$(17,478)	$(27,754)	Net realized investment gains
	—	—	Tax (expense) benefit
	$(17,478)	$(27,754)	Net of tax and noncontrolling interest (3)
Amortization of Postretirement Benefit
Prior service cost	$(666)	$(666)	Underwriting and operating expenses (2)
Actuarial gains (losses)	(352)	(214)	Underwriting and operating expenses (2)
	(1,018)	(880)	Total before tax
	—	—	Tax (expense) benefit
	(1,018)	(880)	Net of tax and noncontrolling interest (3)
Total reclassifications for the period	$(18,496)	$(28,634)	Net of tax and noncontrolling interest (3)

(1)	Amounts in parentheses indicate debits to the Consolidated Statement of Comprehensive Income.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost.

(3)	Amount agrees with amount reported as reclassifications from AOCI in the disclosure about changes in AOCI balances.
5. NET INCOME PER SHARE
Pursuant to the Reorganization Plan, 45,000,000 shares of common stock at par value of $0.01 per share and 5,047,138 warrants were issued. Warrants entitle such holders to acquire up to 5,047,138 shares of new common stock at an exercise price of $16.67 per share at any time on or prior to April 30, 2023. For the years ended December 31, 2016, 2015 and 2014, 136, 740, and 949, warrants, respectively, were exercised, resulting in an issuance of 136, 236 and 949 shares of common stock.
On June 30, 2015, the Board of Directors of Ambac authorized the establishment of a warrant repurchase program that permits the repurchase of up to $10,000 of warrants. On November 3, 2016, the Board of Directors of Ambac authorized an additional $10,000 to the warrant repurchase

| Ambac Financial Group, Inc. 101 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

program. As of December 31, 2016, Ambac had repurchased 985,331 warrants at a cost of $8,092, leaving 4,053,670 warrants outstanding, bringing the remaining aggregate authorization to $11,939.
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
The following table provides a reconciliation of the common shares used for basic net income per share to the diluted shares used for diluted net income per share:

Year Ended December 31,	2016	2015	2014
Basic weighted average shares outstanding	45,212,414	45,173,542	45,093,304
Effect of potential dilutive shares:
Warrants	312,619	809,834	1,786,804
Stock options	447	5,313	9,807
Restricted stock units	116,105	14,221	37,812
Performance stock units	81,939	3,117	5,526
Diluted weighted average shares outstanding	45,723,524	46,006,027	46,933,253
Antidilutive securities for both the year ended December 31, 2016 and 2015, included stock options to purchase 110,000 of common stock, where the exercise price was greater than the average market price.

| Ambac Financial Group, Inc. 102 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

6. FINANCIAL GUARANTEES IN FORCE
Financial guarantees outstanding includes the exposures of policies that insure variable interest entities (“VIEs”) consolidated in accordance with ASC Topic 810, Consolidation. Financial guarantees outstanding includes the exposure of policies that insure capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. Financial guarantees outstanding exclude the exposures of policies that insure bonds which have been called, pre-refunded or refunded. The gross par amount of financial guarantees outstanding was $86,373,000 and $119,235,000 at December 31, 2016 and 2015, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $79,346,000 and $108,299,000 at December 31, 2016 and 2015, respectively.
As of December 31, 2016 and 2015, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

Net Par Outstanding December 31,	2016	2015
Public Finance:
Lease and tax-backed revenue	$15,688,000	$22,060,000
General obligation	9,867,000	15,946,000
Housing revenue	6,508,000	6,810,000
Utility revenue	4,298,000	8,218,000
Transportation revenue	3,860,000	5,589,000
Higher education	2,339,000	3,439,000
Health care revenue	1,484,000	2,234,000
Other	1,018,000	1,140,000
Total Public Finance	45,062,000	65,436,000
Structured Finance:
Mortgage-backed and home equity	9,383,000	11,387,000
Investor-owned utilities	3,833,000	4,921,000
Student loan	1,388,000	2,323,000
Asset-backed (1)	565,000	1,140,000
CDOs	132,000	306,000
Other	1,650,000	1,737,000
Total Structured Finance	16,951,000	21,814,000
International Finance:
Investor-owned and public utilities	6,168,000	7,208,000
Sovereign/sub-sovereign	5,211,000	6,218,000
Asset-backed (1)	2,951,000	3,870,000
Transportation	1,700,000	2,118,000
Mortgage-backed and home equity	254,000	347,000
CDOs	186,000	190,000
Other	863,000	1,098,000
Total International Finance	17,333,000	21,049,000
Total	$79,346,000	$108,299,000

(1)	At December 31, 2016 and 2015, all asset-backed net par amounts outstanding relate to commercial asset-based transactions.
As of December 31, 2016 and 2015, the International Finance guaranteed portfolio by location of risk was as outlined in the table below:

Net Par Outstanding December 31,	2016	2015
United Kingdom	$12,798,000	$15,494,000
Australia	1,393,000	1,851,000
Italy	898,000	948,000
Austria	696,000	737,000
France	286,000	288,000
Internationally diversified (1)	648,000	974,000
Other international	614,000	757,000
Total International Finance	$17,333,000	$21,049,000

| Ambac Financial Group, Inc. 103 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

(1)	Internationally diversified obligations represent pools of geographically diversified exposures which may include components of U.S. exposure.
Gross financial guarantees in force (principal and interest) were $137,745,000 and $188,853,000 at December 31, 2016 and 2015, respectively. Net financial guarantees in force (after giving effect to reinsurance) were $126,306,000 and $171,000,000 as of December 31, 2016 and 2015, respectively.
In the United States, California and New York were the states with the highest aggregate net par amounts in force, accounting for 13.0% and 5.4% of the total at December 31, 2016, respectively. No other state accounted for more than 5.0%. The highest single insured risk represented 2.1% of the aggregate net par amount guaranteed.
7. FINANCIAL GUARANTEE INSURANCE CONTRACTS
Amounts presented in this Note relate only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.
Net Premiums Earned:
Below is the gross premium receivable roll-forward (direct and assumed contracts) for the affected periods:

Year Ended December 31,	2016	2015	2014
Beginning premium receivable	$831,575	$1,000,607	$1,453,021
Premium receipts	(77,038)	(108,029)	(126,497)
Adjustments for changes in expected and contractual cash flows	(78,528)	(64,740)	(322,443)
Accretion of premium receivable discount	18,637	24,628	36,651
Changes to uncollectable premiums	6,054	2,540	(2,518)
Other adjustments (including foreign exchange)	(39,363)	(23,431)	(37,607)
Ending premium receivable (1)	$661,337	$831,575	$1,000,607
(1) Gross premium receivable includes premiums to be received in foreign denominated currencies most notably in British Pounds and Euros. At December 31, 2016, 2015 and 2014 premium receivables include British Pounds of $177,878 (£144,393), $226,994 (£154,135) and $275,374 (£176,703), respectively, and Euros of $34,866 (€33,108), $43,451 (€40,014) and $74,413 (€61,494), respectively.
In structured finance transactions, the priority for the payment of financial guarantee premiums to Ambac, as required by the bond indentures of the insured obligations, is generally very senior in the waterfall. Additionally, in connection with the allocation of certain liabilities to the Segregated Account, trustees are required under the Segregated Account Rehabilitation Plan and related court orders to continue to pay installment premiums, notwithstanding the Segregated Account Rehabilitation Proceedings. In evaluating the credit quality of the premium receivables, management evaluates the transaction waterfall structures and the internal ratings of the transactions underlying the premium receivables. As of December 31, 2016 and 2015, approximately 25% and 27% of the premium receivables related to transactions with non-investment grade internal ratings, comprised mainly of non-investment grade RMBS, student loan transactions and lease securitizations, which comprised 8%, 3%, and 4% of the total premium receivables at December 31, 2016 and 8%, 5% and 5% of the total premium receivables at December 31, 2015, respectively. At December 31, 2016 and 2015, $9,186 and $15,240 respectively, of premium receivables were deemed uncollectable. Past due premiums on policies insuring non-investment grade obligations amounted to less than $500 at December 31, 2016.
The effect of reinsurance on premiums written and earned was as follows:

	2016		2015		2014
Year Ended December 31,	Written	Earned	Written	Earned	Written	Earned
Direct	$(53,837)	$215,564	$(37,572)	$336,025	$(288,310)	$261,634
Assumed	—	85	—	87	—	137
Ceded	(8,772)	18,362	(3,001)	23,517	(6,842)	15,411
Net premiums	$(45,065)	$197,287	$(34,571)	$312,595	$(281,468)	$246,360
Ambac’s accelerated premium revenue for retired obligations for the years ended December 31, 2016, 2015 and 2014, was $52,416, $137,400 and $29,964, respectively.

| Ambac Financial Group, Inc. 104 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums to be collected and future premiums earned, net of reinsurance at December 31, 2016:

	Future Premiums to be Collected (1)	Future Premiums to be Earned Net of Reinsurance (1)
Three months ended:
March 31, 2017	$17,868	$27,058
June 30, 2017	16,383	25,473
September 30, 2017	16,410	23,070
December 31, 2017	15,317	20,118
Twelve months ended:
December 31, 2018	61,442	73,572
December 31, 2019	57,915	67,643
December 31, 2020	55,019	63,473
December 31, 2021	48,935	58,214
Five years ended:
December 31, 2026	216,216	237,998
December 31, 2031	172,442	159,638
December 31, 2036	101,161	89,051
December 31, 2041	33,640	30,619
December 31, 2046	16,053	14,847
December 31, 2051	5,293	6,174
December 31, 2056	243	686
Total	$834,337	$897,634

(1)
Future premiums to be collected is undiscounted and relates to the discounted premium receivable asset recorded on Ambac's balance sheet. Future premiums to be earned, net of reinsurance relate to the unearned premium liability and deferred ceded premium asset recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described in Note 2. Basis of Presentation and Significant Accounting Policies, results in a different premium receivable balance than if expected lives were considered. If installment paying policies are retired or prepay early, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected. Future premiums to be earned also considers the use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral, which results in different unearned premium than if expected lives were considered. If those bonds types are retired early, premium earnings may be negative in the period of call or refinancing.

Loss and Loss Expense Reserves:
A loss reserve is recorded on the balance sheet on a policy-by-policy basis as further described in Note 2. Basis of Presentation and Significant Accounting Policies. Below are the components of the Loss and loss expense reserves liability and the Subrogation recoverable asset at December 31, 2016 and 2015:

	Unpaid Claims		Present Value of Expected Net Cash Flows
Balance Sheet Line Item	Claims	Accrued Interest	Claims and Loss Expenses	Recoveries	Unearned Premium Revenue	Gross Loss and Loss Expense Reserves
December 31, 2016:
Loss and loss expense reserves	$2,411,105	$529,703	$2,681,198	$(1,098,096)	$(143,141)	$4,380,769
Subrogation recoverable	583,042	132,139	68,419	(1,468,331)	—	(684,731)
Totals	$2,994,147	$661,842	$2,749,617	$(2,566,427)	$(143,141)	$3,696,038

December 31, 2015:
Loss and loss expense reserves	$2,138,952	$349,668	$3,265,349	$(1,476,276)	$(189,587)	$4,088,106
Subrogation recoverable	828,802	141,349	207,674	(2,407,118)	—	(1,229,293)
Totals	$2,967,754	$491,017	$3,473,023	$(3,883,394)	$(189,587)	$2,858,813

| Ambac Financial Group, Inc. 105 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Below is the loss and loss expense reserve roll-forward, net of subrogation recoverable and reinsurance, for the affected periods. Current year represents activity related to policies with newly established loss and loss expense reserves. Prior years represents activity related to policies with loss and loss expense reserves established in prior years.

Year Ended December 31,	2016	2015	2014
Beginning gross loss and loss expense reserves	$2,858,813	$3,798,733	$5,470,234
Reinsurance recoverable	44,059	100,355	122,357
Beginning balance of net loss and loss expense reserves	$2,814,754	$3,698,378	$5,347,877
Losses and loss expenses (benefit) incurred:
Current year	6,675	1,183	309
Prior years	(18,164)	(769,890)	(545,883)
Total (1)(2)	(11,489)	(768,707)	(545,574)
Loss and loss expenses (recovered) paid:
Current year	5,371	—	17
Prior years	(944,955)	90,086	1,067,321
Total	(939,584)	90,086	1,067,338
Foreign exchange effect	(77,578)	(24,831)	(36,587)
Ending net loss and loss expense reserves	$3,665,271	$2,814,754	$3,698,378
Reinsurance recoverable (3)	30,767	44,059	100,355
Ending gross loss and loss expense reserves (4)	$3,696,038	$2,858,813	$3,798,733

(1)	Total losses and loss expenses (benefit) incurred includes $5,421, $47,085 and $21,164 or the years ended December 31, 2016, 2015 and 2014, respectively, related to ceded reinsurance.

(2)
Ambac records the impact of estimated recoveries related to securitized loans in RMBS transactions that breached certain representations and warranties within losses and loss expenses (benefit). The losses and loss expense (benefit) incurred associated with changes in estimated representation and warranties for the year ended December 31, 2016, 2015, and 2014 was $(71,369), $(303,633) and $(481,669), respectively.

(3)
Represents reinsurance recoverable on future loss and loss expenses. Additionally, the Balance Sheet line "Reinsurance recoverable on paid and unpaid losses" includes reinsurance recoverables (payables) of $(349), $(60) and $(517) as of December 31, 2016, 2015 and 2014, respectively, related to previously presented loss and loss expenses and subrogation.

(4)	Includes Euro denominated gross loss and loss expense reserves of $21,375 (€20,297), $19,019 (€17,515) and $16,094 (€13,300) at December 31, 2016, 2015 and 2014, respectively.
For 2016, the net positive development in prior years was primarily the result of lower projected losses in the RMBS portfolio due to improved deal performance and higher representation and warranty subrogation recoveries, and the impact of executed commutations in the student loan portfolio. This is partially offset by negative development in Puerto Rico, the adverse impact of foreign currency rate movements on the Ambac UK portfolio and interest accrued on Deferred Amounts.
For 2015, the net positive development in prior years was primarily due to increases in our estimate of RMBS R&W recoveries as a result of continuous efforts and ongoing assessments of the value of our claims, as well as declines in interest rates on RMBS, student loans and Ambac UK credits, reduced claims expectations for an Ambac UK transaction resulting from proactive remediation efforts and the impact of executed commutations in the student loan portfolio. This was partially offset by negative development in Puerto Rico, the adverse impact of foreign currency rate movements on the Ambac UK portfolio and interest accrued on Deferred Amounts.
For 2014, the net positive development in prior years was due to improved performance in all sectors, including RMBS, Student Loans, international, municipal and other structured finance, partially offset by the addition of accrued interest on Deferred Amounts pursuant to the amended Segregated Account Rehabilitation Plan.

| Ambac Financial Group, Inc. 106 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below summarize information related to policies currently included in Ambac’s loss and loss expense reserves or subrogation recoverable at December 31, 2016 and 2015. Gross par exposures include capital appreciation bonds which are reported at the par amount at the time of issuance of the insurance policy. The weighted average risk-free rate used to discount loss reserves at December 31, 2016 and 2015 was 2.7% and 2.4%, respectively.

	Surveillance Categories as of December 31, 2016
	I/SL	IA	II	III	IV	V	Total
Number of policies	19	22	26	43	169	3	282
Remaining weighted-average contract period (in years)	9	8	30	17	14	5	16
Gross insured contractual payments outstanding:
Principal	$918,456	$733,036	$1,992,543	$1,779,889	$7,926,991	$49,247	$13,400,162
Interest	345,802	199,631	7,080,969	1,110,051	2,275,421	14,185	11,026,059
Total	$1,264,258	$932,667	$9,073,512	$2,889,940	$10,202,412	$63,432	$24,426,221
Gross undiscounted claim liability (1)	$3,439	$21,175	$547,550	$861,455	$6,139,060	$63,431	$7,636,110
Discount, gross claim liability	(314)	(1,243)	(331,234)	(256,108)	(710,608)	(5,859)	(1,305,366)
Gross claim liability before all subrogation and before reinsurance	$3,125	$19,932	$216,316	$605,347	$5,428,452	$57,572	$6,330,744
Less:
Gross RMBS subrogation (2)	—	—	—	—	(1,926,165)	—	(1,926,165)
Discount, RMBS subrogation	—	—	—	—	19,130	—	19,130
Discounted RMBS subrogation, before reinsurance	—	—	—	—	(1,907,035)	—	(1,907,035)
Less:
Gross other subrogation (3)	—	—	(14,529)	(118,272)	(593,919)	(12,751)	(739,471)
Discount, other subrogation	—	—	6,526	13,426	56,273	3,854	80,079
Discounted other subrogation, before reinsurance	—	—	(8,003)	(104,846)	(537,646)	(8,897)	(659,392)
Gross claim liability, net of all subrogation and discounts, before reinsurance	$3,125	$19,932	$208,313	$500,501	$2,983,771	$48,675	$3,764,317
Less: Unearned premium revenue	(2,394)	(1,807)	(49,578)	(31,785)	(57,194)	(383)	(143,141)
Plus: Loss expense reserves	6,621	339	777	11,036	56,089	—	74,862
Gross loss and loss expense reserves	$7,352	$18,464	$159,512	$479,752	$2,982,666	$48,292	$3,696,038
Reinsurance recoverable reported on Balance Sheet (4)	$120	$6,063	$2,737	$39,352	$(17,854)	$—	$30,418

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

(4)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $30,767 related to future loss and loss expenses and $(349) related to presented loss and loss expenses and subrogation.

| Ambac Financial Group, Inc. 107 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

(4)
Reinsurance recoverable reported on Balance Sheet includes reinsurance recoverables of $44,059 related to future loss and loss expenses and $(60) related to presented loss and loss expenses and subrogation.

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
Ambac has recorded RMBS subrogation recoveries of $1,907,035, ($1,878,740 net of reinsurance) and $2,829,575, ($2,800,149 net of reinsurance) at December 31, 2016 and 2015, respectively. The balance of RMBS subrogation recoveries and the related loss reserves, using Random Samples as the estimation approach, at December 31, 2016 and 2015, are as follows:

| Ambac Financial Group, Inc. 108 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Random Samples Approach	Gross Loss Reserves Before Subrogation Recoveries (1)	Subrogation Recoveries (2)(3)	Gross Loss Reserves After Subrogation Recoveries
At December 31, 2016	$1,351,640	$(1,907,035)	$(555,395)

At December 31, 2015	$1,850,804	$(2,829,575)	$(978,771)

(1)	Includes unpaid RMBS claims, including accrued interest on Deferred Amounts, on policies allocated to the Segregated Account.

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

Below is the rollforward of RMBS subrogation, by estimation approach, for the affected periods:

	Random Sample	Adverse Sample	Total
Discounted RMBS subrogation (gross of reinsurance) at January 1, 2016	$2,829,575	$—	$2,829,575
Changes recognized in 2016:
Impact of sponsor actions (1)	(995,000)	—	(995,000)
All other changes (2)	72,460	—	72,460
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2016	$1,907,035	$—	$1,907,035

Discounted RMBS subrogation (gross of reinsurance) at January 1, 2015	$2,523,540	$—	$2,523,540
Changes recognized in 2015:
All other changes (2)	306,035	—	306,035
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2015	$2,829,575	$—	$2,829,575

Discounted RMBS subrogation (gross of reinsurance) at January 1, 2014	$953,825	$1,252,773	$2,206,598
Changes recognized in 2014:
Additional transactions reviewed	24,565	—	24,565
Changes in estimation approach (3)	1,417,556	(1,218,681)	198,875
Impact of sponsor actions (1)	(146,270)	—	(146,270)
All other changes (2)	273,864	(34,092)	239,772
Discounted RMBS subrogation (gross of reinsurance) at December 31, 2014	$2,523,540	$—	$2,523,540

(1)
Sponsor actions include loan repurchases, direct payments to Ambac and other contributions from sponsors. In January 2016, Ambac Assurance settled its RMBS-related disputes and litigation against JP Morgan Chase & Co. and certain of its affiliates (collectively "JP Morgan"). Pursuant to the settlement, JP Morgan paid Ambac Assurance $995,000 in cash in return for releases of all of Ambac Assurance's claims against JP Morgan arising from certain RMBS transactions insured by Ambac Assurance. Ambac Assurance also agreed to withdraw its objections to JP Morgan's global RMBS settlement with RMBS trustees.

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

(3)
Represents estimated subrogation for those transactions previously evaluated using the Adverse Sample approach, which are evaluated using a Random Sample approach beginning June 30, 2014. The amounts shown in the Random and Adverse Sample columns are different as a result of the differences in estimation approaches.

Assumed Reinsurance:
Assumed par outstanding was $243,700 and $245,900 at December 31, 2016 and 2015, respectively. On March 24, 2010, all assumed reinsurance agreements with third parties were allocated to the Segregated Account, which will not allow for cancellations without the approval of the Rehabilitator.

| Ambac Financial Group, Inc. 109 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
Ambac Assurance’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $100,042 at December 31, 2016. Credit exposure existed at December 31, 2016 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. At December 31, 2016, there were ceded reinsurance balances payable of $42,529 offsetting this credit exposure.
To minimize its credit exposure to losses from reinsurer insolvencies, Ambac Assurance (i) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (ii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer (among other events and circumstances). Ambac Assurance held letters of credit and collateral amounting to $122,912 from its reinsurers at December 31, 2016. As of December 31, 2016, the aggregate amount of insured par ceded by Ambac Assurance to reinsurers under reinsurance agreements was $7,027,000 with the largest reinsurer accounting for $6,086,000 or 7.0% of gross par outstanding at December 31, 2016. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2016 and its rating levels obtained from each reinsurers website as of February 24, 2017:

Reinsurers	Moody’s Rating	Percentage Ceded Par	Net Unsecured Reinsurance Recoverable(1)
Assured Guaranty Re Ltd	NR	86.6%	$—
Sompo Japan Nipponkoa Insurance, Inc.	A1	6.6	—
Assured Guaranty Corporation	A3	6.8	3,879
Total		100%	$3,879

(1)
Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of Ambac Assurance.

Insurance intangible asset:
The insurance intangible amortization expense is included in insurance intangible amortization on the Consolidated Statements of Total Comprehensive Income. For the years ended December 31, 2016, 2015 and 2014, the insurance intangible amortization expense was $174,608, $169,557 and $151,830, respectively. As of December 31, 2016 and 2015, the gross carrying value of the insurance intangible asset was $1,534,419 and $1,626,566, respectively. Accumulated amortization of the insurance intangible asset was $572,339 and $414,454, as of December 31, 2016 and 2015, respectively, resulting in a net insurance intangible asset of $962,080 and $1,212,112, respectively.
The estimated future amortization expense for the net insurance intangible asset is as follows:

Future Insurance Intangible Amortization (1)
2017	2018	2019	2020	2021	Thereafter
$94,815	$81,469	$72,967	$67,115	$60,621	$585,093

(1)
The insurance intangible asset will be amortized using a level yield method based on par exposure of the related financial guarantee insurance or reinsurance contracts as described in Note 2. Basis of Presentation and Significant Accounting Policies. As exposures are called or prepay, amortization of the insurance intangible asset will be recognized earlier and the timing will differ from the amounts provided in the table above.

8. INSURANCE REGULATORY RESTRICTIONS
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
New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance and Everspan. The New York financial guarantee insurance law also establishes single risk and aggregate limits with respect to insured obligations insured by financial guarantee insurers. Such single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). Under the aggregate limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of

| Ambac Financial Group, Inc. 110 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

various percentages of aggregate net liability for various categories of specified obligations. At December 31, 2016, Ambac Assurance is in compliance with applicable aggregate risk limits but not in compliance with applicable single risk limits. Through run-off of the portfolio, Ambac Assurance will continue to seek the reduction in its exposure to maintain its compliance with applicable single and aggregate risk limits, but may not be able to do so. Everspan is in compliance with all of such limits.
Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by Wisconsin Insurance law and OCI actions thereunder. A Wisconsin insurance company uses such statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting its financial condition and results of operations, including for determining its solvency under Wisconsin Insurance Law. The State of Wisconsin has adopted the applicable National Association of Insurance Commissioners (“NAIC”) accounting practices and procedures manual (“NAIC SAP”) as a component of prescribed practices by the State of Wisconsin. Ambac Assurance’s statutory policyholder surplus was $976,477 at December 31, 2016 as compared to $624,795 as of December 31, 2015. Statutory policyholder surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, investments, consolidation of subsidiaries and variable interest entities, premiums earned and surplus notes differently.
The OCI has prescribed or permitted accounting practices for Ambac Assurance. As a result of the prescribed and permitted practices discussed below, Ambac Assurance’s statutory surplus at December 31, 2016 and 2015 was higher by $17,290 and $21,260, respectively, than if Ambac Assurance had reported such amounts in accordance with NAIC SAP.
Prescribed Accounting Practices:

•
OCI has prescribed an accounting practice that differs from NAIC SAP. Paragraph 8 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” (“SSAP 60”) allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. The discount rate shall be adjusted at the end of each calendar year. Additionally, in accordance with paragraph 13.e of Statutory Accounting Principles No. 97 "Investments in Subsidiary, Controlled and Affiliated Entities" and paragraph 8 of Statutory Accounting Principles No. 5R “Liabilities, Contingencies and Impairments of Assets - Revised”, Ambac Assurance records probable losses on its subsidiaries for which it guarantees their obligations. Ambac also discounts probable losses on guarantees of subsidiary obligations using a discount rate equal to the average rate of return on its admitted assets. Ambac Assurance’s average rates of return on its admitted assets at December 31, 2016 and 2015 were 7.63% and 8.06%, respectively. OCI has directed Ambac Assurance to utilize a prescribed discount rate of 5.10% for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees.

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

•
OCI had extended the preceding prescribed practice related to surplus notes to the evaluation of other-than-temporary impairments for Ambac Assurance guaranteed securities held in the investment portfolio. Paragraph 35 of Statement of Statutory Accounting Principles No. 43R ”Loan-backed and Structured Securities” states that when an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized as a realized loss shall equal the difference between the investment’s amortized cost basis and the present value of cash flows expected to be collected, discounted at the loan-backed or structured security’s effective interest rate. Under NAIC SAP, the present value of cash flows expected to be collected should include the fair value of surplus notes received from the Segregated Account, as required under the originally confirmed Segregated Account Rehabilitation Plan. OCI had prescribed an accounting practice that differed from NAIC SAP and has directed Ambac Assurance to utilize par value rather than fair value of these surplus notes in this computation. As a result of the amended Segregated Account Rehabilitation Plan becoming effective on June 12, 2014, this prescribed practice is no longer applicable. Ambac Assurance received a new prescribed practice from OCI with regard to the carrying value of investments in Ambac Assurance insured securities with policies that were allocated to the Segregated Account. The new prescribed practice, effective beginning June 11, 2014, exempts Ambac Assurance from evaluating such investments for other than temporary impairments and requires all such investments be reported at amortized cost regardless of its NAIC risk designation. This accounting determination is intended to recognize that Ambac Assurance continues to maintain statutory loss reserves without adjustment for the economic effects of its ownership of the insured investment securities, improve transparency to the users of the statutory financial statements and to minimize operational risks.

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

| Ambac Financial Group, Inc. 111 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance’s surplus is (or would be) less than the Minimum Surplus Amount. As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by Ambac Assurance to the Segregated Account under the Reinsurance Agreement are not capped.
Permitted Accounting Practices:

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
The PRA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. These solvency requirements were amended on January 1, 2016 in order to implement the European Union's "Solvency II" directive on risk-based capital. Notwithstanding the foregoing, Ambac UK is deficient in terms of compliance with currently applicable regulatory capital requirements under Solvency II directive. The PRA and FCA are aware of the same, and dialogue between Ambac UK management and its regulators remains ongoing with respect to options for addressing the shortcoming, although such options remain few.
Dividend Restrictions, Including Contractual Restrictions
Due to losses experienced by Ambac Assurance, Ambac Assurance has been unable to pay common dividends to Ambac since 2008 and will be unable to pay common dividends in 2017 without the prior consent of the OCI, which is unlikely. Ambac Assurance’s ability to pay dividends is further restricted by the Settlement Agreement (as described below), by the terms of its AMPS (as described below) and by certain covenants made for the benefit of the Segregated Account. See Note 1. Background and Business Description for further information.
Subject to the foregoing, pursuant to the Wisconsin Insurance Laws, Ambac Assurance and Everspan may declare dividends, subject to restrictions in their respective articles of incorporation, provided that, after giving effect to the distribution, such dividends would not violate certain statutory equity, solvency, income and asset tests. Board action authorizing a shareholder distribution by Ambac Assurance or Everspan (other than stock dividends) must be reported to the OCI at least 30 days prior to payment, unless the distribution is no more than 15% larger than for the corresponding period in the previous year. In addition, Wisconsin Insurance Laws restrict the payment of extraordinary dividends, which is any distribution which, together with distributions in the prior 12 months, is greater than the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31, and (b) the greater of (i) statutory net income (loss) for the calendar year preceding the date of the dividend, minus realized capital gains for that calendar year or (ii) the aggregate of statutory net income (loss) for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years. In connection with the termination of reinsurance contracts, OCI requires adjustments to the dividend calculation for any surplus or net income gains recognized. Extraordinary dividends must be reported to OCI at least 30 days prior to payment and are subject to disapproval by the OCI.
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

| Ambac Financial Group, Inc. 112 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
9. FAIR VALUE MEASUREMENTS
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

| Ambac Financial Group, Inc. 113 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The following table sets forth the carrying amount and fair value of Ambac’s financial assets and liabilities as of December 31, 2016 and 2015, including the level within the fair value hierarchy at which fair value measurements are categorized. As required by the Fair Value Measurement Topic of the ASC financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Carrying Amount	Total Fair Value	Fair Value Measurements Categorized as:
			Level 1	Level 2	Level 3
December 31, 2016:
Financial assets:
Fixed income securities:
Municipal obligations	$374,368	$374,368	$—	$374,368	$—
Corporate obligations	1,802,165	1,802,165	—	1,802,165	—
Foreign obligations	43,135	43,135	42,212	923	—
U.S. government obligations	36,186	36,186	36,186	—	—
U.S. agency obligations	4,060	4,060	—	4,060	—
Residential mortgage-backed securities	2,351,595	2,351,595	—	1,654,882	696,713
Collateralized debt obligations	113,923	113,923	—	113,923	—
Other asset-backed securities	828,783	828,783	—	762,793	65,990
Fixed income securities, pledged as collateral:
U.S. government obligations	64,905	64,905	64,905	—	—
Short term investments	430,788	430,788	371,367	59,421	—
Other investments (2)	450,307	435,237	83,791	—	14,934
Cash and cash equivalents	91,025	91,025	46,587	44,438	—
Loans	4,160	4,066	—	—	4,066
Derivative assets:
Interest rate swaps—asset position	77,206	77,206	—	16,950	60,256
Futures contracts	536	536	536	—	—
Other assets	7,382	7,382	—	—	7,382
Variable interest entity assets:
Fixed income securities:
Corporate obligations	2,622,566	2,622,566	—	—	2,622,566
Restricted cash	4,873	4,873	4,873	—	—
Loans	10,658,963	10,658,963	—	—	10,658,963
Derivative assets:
Currency swaps-asset position	80,407	80,407	—	80,407	—
Total financial assets	$20,047,333	$20,032,169	$650,457	$4,914,330	$14,130,870
Financial liabilities:
Obligations under investment agreements	$82,358	$82,333	$—	$—	$82,333
Long term debt, including accrued interest	1,536,352	1,494,340	—	1,147,728	346,612
Derivative liabilities:
Credit derivatives	15,349	15,349	—	—	15,349
Interest rate swaps—asset position	(61,839)	(61,839)	—	(61,839)	—
Interest rate swaps—liability position	365,776	365,776	—	220,587	145,189
Liabilities for net financial guarantees written (1)	3,009,943	4,490,070	—	—	4,490,070
Variable interest entity liabilities:
Long-term debt	11,155,936	11,155,936	—	8,573,716	2,582,220
Derivative liabilities:
Interest rate swaps—liability position	2,078,601	2,078,601	—	2,078,601	—
Total financial liabilities	$18,182,476	$19,620,566	$—	$11,958,793	$7,661,773

| Ambac Financial Group, Inc. 114 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

(2)
Excluded from the fair value measurement categories in the table above are investment funds of $336,513 and $239,516 as of December 31, 2016 and 2015, respectively, which are measured using NAV per share as a practical expedient.

| Ambac Financial Group, Inc. 115 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
Ambac’s financial instruments carried at fair value are comprised of investments in fixed income securities, equity interests in pooled investment funds, derivative instruments, variable interest entity assets and liabilities and equity interests in Ambac sponsored special purpose entities. Valuation of financial instruments is performed by Ambac’s finance group using methods approved by senior financial management with consultation from risk management and portfolio managers as appropriate. Preliminary valuation results are discussed with portfolio managers quarterly to assess consistency with market transactions and trends as applicable. Market transactions such as trades or negotiated settlements of similar positions, if any, are reviewed quarterly to validate fair value model results. However many of the financial instruments valued using significant unobservable inputs have very little or no observable market activity. Methods and significant inputs and assumptions used to determine fair values across portfolios are reviewed quarterly by senior financial management. Other valuation control procedures specific to particular portfolios are described further below.
We reflect Ambac’s own creditworthiness in the fair value of financial liabilities by including a credit valuation adjustment (“CVA”) in the determination of fair value. A decline (increase) in Ambac’s creditworthiness as perceived by market participants will generally result in a higher (lower) CVA, thereby lowering (increasing) the fair value of Ambac’s financial liabilities as reported.
Fixed Income Securities:
The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available or cannot be reasonably corroborated, fair values are based on internal valuation models. Key inputs to the internal valuation models generally include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Longer (shorter) expected maturities or higher (lower) yields used in the valuation model will, in isolation, result in decreases (increases) in fair value. Generally, lower credit ratings or longer expected maturities will be accompanied by higher yields used to value a security. Certain investments in Ambac insured securities for which projected cash flows consist solely of Deferred Amounts and interest thereon, are internally valued based upon the valuation of Ambac Assurance's surplus notes. At December 31, 2016, approximately 5%, 82%, and 13% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively. At December 31, 2015, approximately 9%, 82%, and 9% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency and internal valuation models, respectively.
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
Information about the valuation inputs for fixed income securities classified as Level 3 is included below:
Residential mortgage-backed securities: These securities are guaranteed under policies that are subject to the Segregated Account Rehabilitation Plan and have projected future cash flows consisting solely of Deferred Amounts under such policies including interest thereon. The fair value of such securities classified as Level 3 was $696,713 and $488,884 at December 31, 2016 and 2015, respectively. Fair value was calculated based on the valuation of Ambac Assurance surplus notes which, under the terms of the Segregated Account Rehabilitation Plan, are to be redeemed in proportion with the payment of Deferred Amounts on or about the dates when such payments are made. Refer to Note 1. Background

| Ambac Financial Group, Inc. 116 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

and Business Description for further description of the Segregated Account Rehabilitation Plan and its impact on the payment of Segregated Account policy claims and surplus note redemptions.
Other asset-backed securities: These securities are a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. The fair value of such securities classified as Level 3 was $65,990 and $0 at December 31, 2016 and 2015, respectively. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield consistent with the security type and rating. Significant inputs for the valuation at December 31, 2016 include the following weighted averages:

a. Coupon rate:	5.93%
b. Average Life:	17.74 years
c. Yield:	13.5%
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

	Fair Value at December 31,
Class of Funds	2016	2015	Redemption Frequency	Redemption Notice Period
Real estate properties (1)	$33,303	$59,719	quarterly	10 business days
Diversified hedge fund strategies (2)	53,985	35,464	semi-monthly	15 - 30 days
Credit products (3)	210,157	99,579	daily, weekly or monthly	0 - 30 days
Illiquid investments (4)	39,068	44,754	quarterly	180 days

(1)	Investments consist of UK property to generate income and capital growth.

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

(4)
This class seeks to obtain high long-term total return through investments with low liquidity and defined terms, resulting in expected capital distributions to subscribers between 2020 and 2023. Redemptions cannot occur prior to the expiration of the investment lock-up period in May 2018.

Other investments also includes Ambac's interest in a non-consolidated VIE, which is carried under the equity method. Valuation of this equity interest is internally calculated using a discounted cash flow approach and is classified as Level 3.
Derivative Instruments:
Ambac’s derivative instruments primarily comprise interest rate and credit default swaps, and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. For centrally cleared interest rate swaps, valuations are determined using quotes from the central counterparty. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation of certain interest rate as well as all credit derivative contracts also require the use of data inputs and assumptions that are determined by management and are not readily observable in the market. Under the Fair Value Measurement Topic of the ASC, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. The fair value of credit derivative liabilities was reduced by $1,924 and $10,124 at December 31, 2016 and 2015, as a result of incorporating a CVA into the valuation model for these transactions. Interest rate swaps and other derivative liabilities may also require an adjustment to fair value to reflect Ambac’s credit risk. Derivative liabilities were reduced by $44,943 and $78,728 at December 31, 2016 and 2015, as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives. Additional factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations.
As described further below, certain valuation models require other inputs that are not readily observable in the market. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market.

| Ambac Financial Group, Inc. 117 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
Fair values of reference obligations named in our CDS contracts are an input to determine the estimated fair value of the CDS and are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. CDS reference obligation fair values are based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. When quotes for reference obligations are not available or cannot be reasonably corroborated, reference obligation prices used in the valuation model are estimated internally based on available market prices or spreads for securities or indices with similar characteristics such as underlying collateral, credit rating and expected life. Internal estimates may also consider historical quotes on the reference obligation, updated for changes in market factors and security specific developments such as credit rating changes. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 0% of CDS gross par outstanding and 0% of the CDS derivative liability as of December 31, 2016.
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

| Ambac Financial Group, Inc. 118 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
We do not adjust the relative change ratio until an actual internal rating downgrade has occurred unless we observe new pricing on financial guarantee CDS contracts. Since we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, we believe it is unlikely that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period. The factors used to increase the relative change ratio are based on rating agency probability of default percentages determined by management to be appropriate for the relevant bond type. That is, the probability of default associated with the respective tenor and internal rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the current probability of default (the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B-during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B-rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100%-60%) +100% x 60% = 73.2%.
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
Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the current cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. The Ambac CVA represents the difference between the present value of the hypothetical fees discounted at LIBOR compared to rates that incorporate Ambac credit risk. The discount rates used to determine the Ambac CVA are estimated using relevant data points, including quoted prices of securities guaranteed by Ambac Assurance which indicate the value placed by market participants on Ambac Assurance’s insurance obligations and the fair value of Ambac Assurance surplus notes. The resulting Ambac CVA, as a percentage of the CDS mark-to-market liability determined by discounting at LIBOR, was 11.1% and 22.7% as of December 31, 2016 and 2015, respectively. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, those hypothetical future CDS fees are discounted at a rate which incorporates our counterparty’s credit spread (i.e. the discount rate used is LIBOR plus the current credit spread of the counterparty).
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

| Ambac Financial Group, Inc. 119 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The net notional outstanding of Ambac’s CDS contracts were $737,380 and $970,883 at December 31, 2016 and 2015, respectively. Credit derivative liabilities at December 31, 2016 and 2015 had a combined fair value of $15,349 and $34,543, respectively, and related to underlying reference obligations that are classified as either collateralized loan obligations (“CLOs”) or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives, including the CVA as a percentage of the gross mark-to-market liability before considering Ambac credit risk (“CVA percentage”), as of December 31, 2016 and 2015 is summarized below:

	2016		2015
December 31,	CLOs	Other	CLOs	Other (1)
Notional outstanding	$123,052	$614,328	$295,253	$617,148
Weighted average reference obligation price	99.5	92.3	98.4	85.2
Weighted average life (WAL) in years	1.8	5.9	1.1	6.1
Weighted average credit rating	AA	A-	AA	BBB+
Weighted average relative change ratio	36.6%	30.6%	36.3%	33.3%
CVA percentage	7.47%	11.19%	8.34%	23.34%
Fair value of derivative liabilities	$213	$15,136	$1,837	$32,697

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
The fair value estimate of financial guarantees is computed by utilizing cash flows calculated at the policy level. For direct and assumed contracts, net cash flows for each policy included: (i) installment premium receipts, (ii) estimated future gross claim payments, (iii) subrogation receipts, and (iv) unpaid claims on claims presented and not yet paid for policies allocated to the Segregated Account, including Deferred Amounts and interest thereon. The timing of future claim payments of the Segregated Account are at the sole discretion of the Rehabilitator. For ceded reinsurance contracts, net cash flows for each policy included: (i) installment ceded premium payments, (ii) ceding commission receipts, (iii) ceded claim receipts, and (iv) ceded subrogation payments. For each direct, assumed, and ceded reinsurance contract, the respective undiscounted cash flow components are aggregated to determine if we are in a net asset or net liability position. U.S. GAAP requires that the nonperformance risk of a financial liability be included in the estimation of fair value, which includes considering Ambac Assurance’s own credit risk. Accordingly, for each contract in a net liability position, we estimate the fair value using internally developed discount rates and market pricing that incorporate Ambac’s own credit risk and subsequently apply a profit margin. This profit margin represents what another market participant would require to assume the financial guarantee contracts. Given the unique nature of financial guarantees there is a lack of observable market information to make this estimate. A profit margin was developed based on discussions with the third-party institutions with valuation expertise, discussions with industry participants and yields on Ambac Assurance surplus notes. The profit margin is applied to the present value of contracts in a net liability position. The discount rates used for contracts in a net liability position are derived from guaranteed securities with future cash flows that are highly dependent upon Ambac financial guarantee payments as well as the rates implicit in the fair value of Ambac Assurance's surplus notes, as applicable. For each contract in a net asset position, we estimate the fair value using a discount rate that is commensurate with a hypothetical buyer’s cost of capital.
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

| Ambac Financial Group, Inc. 120 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
European ABS transactions: The fair value of such obligations classified as Level 3 was $2,551,278 and $3,016,966 at December 31, 2016 and 2015, respectively. Fair values were calculated by using a discounted cash flow approach. The discount rates used were based on the rates implied from the third party quoted values for comparable notes from the same securitization entity. Significant inputs for the valuation at December 31, 2016 and 2015 include the following weighted averages:

December 31, 2016		December 31, 2015
a. Coupon rate:	0.46%	a. Coupon rate:	1.38%
b. Maturity:	16.16 years	b. Maturity:	16.44 years
c. Yield:	4.95%	c. Yield:	6.08%
US Commercial ABS transaction: The fair value of such obligations classified as Level 3 was $30,942 and $163,204 at December 31, 2016 and 2015, respectively. Fair values were calculated as the sum of the present value of expected future cash flows from the underlying VIE assets plus the present value of the related Ambac financial guarantee cash flows. The discount rates applied to cash flows sourced from VIE assets were based on interest rates for similar obligations. The fair value of financial guarantee cash flows include internal estimates of future loss payments by Ambac discounted at a rate that incorporates Ambac’s own credit risk. Significant inputs for the valuation at December 31, 2016 and 2015, include the following weighted averages:

December 31, 2016		December 31, 2015
a. Coupon rate:	5.88%	a. Coupon rate:	5.88%
b. Maturity:	20.85 years	b. Maturity:	21.81 years
c. Yield:	5.86%	c. Yield:	9.14%
VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, foreign exchange rates and yield curves that are observable and regularly quoted, the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. VIE derivative fair value balances at December 31, 2016 and 2015 were developed using vendor-developed models and do not use significant unobservable inputs.
The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are generally derived from the fair value of notes and derivatives, as described above, adjusted for

| Ambac Financial Group, Inc. 121 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk. Estimated future premium payments to be paid by the VIEs were discounted at a weighted average rate of 3.6% and 4.4% at December 31, 2016 and 2015, respectively. The value of future loss payments to be paid by Ambac to the VIEs was adjusted to include an Ambac CVA appropriate for the term of expected Ambac claim payments.
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
Level-3 Financial Assets and Liabilities Accounted for at Fair Value

				VIE Assets and Liabilities
Year Ended December 31, 2016	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
Total gains/(losses) realized and unrealized:
Included in earnings	54,600	(1,314)	(15,374)	508,873	1,166,898	(842,748)	870,935
Included in other comprehensive income	40,518	—	—	(474,863)	(1,944,821)	486,218	(1,892,948)
Purchases	99,018	—	—	—	—	—	99,018
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(28,682)	—	14,284	—	(253,438)	216,582	(51,254)
Transfers into Level 3	108,365	—	—	—	—	—	108,365
Transfers out of Level 3	—	—	—	—	—	737,898	737,898
Deconsolidation of VIEs	—	—	—	—	—	—	—
Balance, end of period	$762,703	$7,382	$(100,282)	$2,622,566	$10,658,963	$(2,582,220)	$11,369,112
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,314)	$(16,351)	$508,873	$1,166,898	$(842,748)	$815,358

				VIE Assets and Liabilities
Year Ended December 31, 2015	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$198,201	$12,036	$(215,346)	$2,743,050	$12,371,177	$(1,263,664)	$13,845,454
Total gains/(losses) realized and unrealized:
Included in earnings	30,083	(1,635)	16,571	(7,263)	569,617	(1,152,681)	(545,308)
Included in other comprehensive income	(73,559)	—	—	(147,231)	(612,941)	93,812	(739,919)
Purchases	359,193	—	—	—	—	—	359,193
Issuances	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(25,034)	(1,705)	11,365	—	(312,406)	(17,085)	(344,865)
Transfers into Level 3	—	—	88,218	—	—	(840,552)	(752,334)
Transfers out of Level 3	—	—	—	—	—	—	—
Deconsolidations of VIEs	—	—	—	—	(325,123)	—	(325,123)
Balance, end of period	$488,884	$8,696	$(99,192)	$2,588,556	$11,690,324	$(3,180,170)	$11,497,098
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,635)	$(25,980)	$(7,263)	$589,634	$(1,161,991)	$(607,235)

| Ambac Financial Group, Inc. 122 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

				VIE Assets and Liabilities
Year Ended December 31, 2014	Investments	Other Assets	Derivatives	Investments	Loans	Long-term Debt	Total
Balance, beginning of period	$67,783	$13,384	$(186,934)	$2,475,182	$13,398,895	$(1,514,605)	$14,253,705
Total gains/(losses) realized and unrealized:
Included in earnings	11,057	(1,348)	(45,392)	429,113	1,118,084	(290,457)	1,221,057
Included in other comprehensive income	(541)	—	—	(161,245)	(726,827)	66,515	(822,098)
Purchases	54,013	—	—	—	70,000	—	124,013
Issuances	—	—	—	—	—	—	—
Sales	(59,878)	—	—	—	—	—	(59,878)
Settlements	(62,266)	—	16,980	—	(792,186)	433,896	(403,576)
Transfers into Level 3	188,241	—	—	—	—	—	188,241
Transfers out of Level 3	(208)	—	—	—	—	4,096	3,888
Deconsolidation of VIEs	—	—	—	—	(696,789)	36,891	(659,898)
Balance, end of period	$198,201	$12,036	$(215,346)	$2,743,050	$12,371,177	$(1,263,664)	$13,845,454
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$(1,348)	$(53,509)	$429,113	$1,119,219	$(286,405)	$1,207,070
The tables below provide roll-forward information by class of investments and derivatives measured using significant unobservable inputs.
Level-3 Investments by Class

Year Ended December 31, 2016	Other Asset Backed Securities	Non-Agency RMBS	Total Investments
Balance, beginning of period	$—	$488,884	$488,884
Total gains/(losses) realized and unrealized:
Included in earnings	1,908	52,692	54,600
Included in other comprehensive income	(5,597)	46,115	40,518
Purchases	—	99,018	99,018
Issuances	—	—	—
Sales	—	—	—
Settlements	(1,028)	(27,654)	(28,682)
Transfers into Level 3	70,707	37,658	108,365
Transfers out of Level 3	—	—	—
Balance, end of period	$65,990	$696,713	$762,703
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—

| Ambac Financial Group, Inc. 123 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Year Ended December 31, 2015	Corporate Obligations	Non-Agency RMBS	Total Investments
Balance, beginning of period	$3,808	$194,393	$198,201
Total gains/(losses) realized and unrealized:
Included in earnings	(19)	30,102	30,083
Included in other comprehensive income	(286)	(73,273)	(73,559)
Purchases	—	359,193	359,193
Issuances	—	—	—
Sales	—	—	—
Settlements	(3,503)	(21,531)	(25,034)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance, end of period	$—	$488,884	$488,884
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—

Year Ended December 31, 2014	Other Asset Backed Securities	Corporate Obligations	U.S. Agency Obligations	Non-Agency RMBS	Total Investments
Balance, beginning of period	$64,073	$3,502	$208	$—	$67,783
Total gains/(losses) realized and unrealized:
Included in earnings	6,994	(97)	—	4,160	11,057
Included in other comprehensive income	(8,182)	403	—	7,238	(541)
Purchases	—	—	—	54,013	54,013
Issuances	—	—	—	—	—
Sales	(59,878)	—	—	—	(59,878)
Settlements	(3,007)	—	—	(59,259)	(62,266)
Transfers into Level 3	—	—	—	188,241	188,241
Transfers out of Level 3	—	—	(208)	—	(208)
Balance, end of period	$—	$3,808	$—	$194,393	$198,201
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$—	$—	$—	$—	$—

| Ambac Financial Group, Inc. 124 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Level-3 Derivatives by Class

	2016			2015
Year Ended December 31,	Interest Rate Swaps	Credit Derivatives	Total Derivatives	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(64,649)	$(34,543)	$(99,192)	$(141,887)	$(73,459)	$(215,346)
Total gains/(losses) realized and unrealized:
Included in earnings	(35,480)	20,106	(15,374)	(25,130)	41,701	16,571
Included in other comprehensive income	—	—	—	—	—	—
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	15,196	(912)	14,284	14,150	(2,785)	11,365
Transfers into Level 3	—	—	—	88,218	—	88,218
Transfers out of Level 3	—	—	—	—	—	—
Balance, end of period	$(84,933)	$(15,349)	$(100,282)	$(64,649)	$(34,543)	$(99,192)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(35,480)	$19,129	$(16,351)	$(25,130)	$(850)	$(25,980)

	2014
Year Ended December 31,	Interest Rate Swaps	Credit Derivatives	Total Derivatives
Balance, beginning of period	$(92,612)	$(94,322)	$(186,934)
Total gains/(losses) realized and unrealized:
Included in earnings	(69,298)	23,906	(45,392)
Included in other comprehensive income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	20,023	(3,043)	16,980
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance, end of period	$(141,887)	$(73,459)	$(215,346)
The amount of total gains/(losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the reporting date	$(69,298)	$15,789	$(53,509)
Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3. Other Asset-backed securities transferred into Level 3 in 2016 consist of a subordinated tranche of a resecuritization collateralized by Ambac-insured military housing bonds. Non-agency RMBS transferred into Level 3 in 2014 and 2016 consist of certain investments in Ambac-wrapped RMBS securities for which projected cash flows consist solely of Deferred Amounts and interest thereon. These invested assets were internally valued as management could not corroborate the reasonableness of third party quotes. Derivative instruments are transferred into Level 3 when the use of unobservable inputs becomes significant to the overall valuation. Derivative instruments transferred into Level 3 in 2015 consisted of certain interest rate swap assets with counterparty credit adjustments. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers between Level 1 and Level 2 for the periods presented. All transfers between fair value hierarchy Levels 1, 2, and 3 are recognized at the beginning of each accounting period.

| Ambac Financial Group, Inc. 125 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the affected periods are reported as follows:

	Net Investment Income	Realized Gains or (Losses) and Other Settlements on Credit Derivative Contracts	Unrealized Gains or (Losses) on Credit Derivative Contracts	Derivative Products Revenues (Interest Rate Swaps)	Income (Loss) on Variable Interest Entities	Other Income or (Loss)
Year Ended December 31, 2016
Total gains or losses included in earnings for the period	54,600	912	19,194	(35,480)	833,023	(1,314)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	19,129	(35,480)	833,023	(1,314)

Year Ended December 31, 2015
Total gains or losses included in earnings for the period	$30,083	$2,785	$38,916	$(25,130)	$(590,327)	$(1,635)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	(850)	(25,130)	(579,620)	(1,635)

Year Ended December 31, 2014
Total gains or losses included in earnings for the period	$11,057	$3,043	$20,863	$(69,298)	$1,256,740	$(1,348)
Changes in unrealized gains or losses relating to the assets and liabilities still held at the reporting date	—	—	15,789	(69,298)	1,261,927	(1,348)

| Ambac Financial Group, Inc. 126 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2016 and 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-Credit Other- than-temporary Impairments (1)
December 31, 2016
Fixed income securities:
Municipal obligations	$376,064	$5,509	$7,205	$374,368	$—
Corporate obligations	1,803,136	19,589	20,560	1,802,165	—
Foreign obligations	41,932	1,303	100	43,135	—
U.S. government obligations	33,732	2,551	97	36,186	—
U.S. agency obligations	4,063	—	3	4,060	—
Residential mortgage-backed securities	2,284,425	110,955	43,785	2,351,595	35,232
Collateralized debt obligations	113,650	493	220	113,923	—
Other asset-backed securities	778,383	58,028	7,628	828,783	—
	5,435,385	198,428	79,598	5,554,215	35,232
Short-term	430,827	5	44	430,788	—
	5,866,212	198,433	79,642	5,985,003	35,232
Fixed income securities pledged as collateral:
U.S. government obligations	64,833	72	—	64,905	—
Total collateralized investments	64,833	72	—	64,905	—
Total available-for-sale investments	$5,931,045	$198,505	$79,642	$6,049,908	$35,232

December 31, 2015
Fixed income securities:
Municipal obligations	$424,048	$4,910	$8,188	$420,770	$—
Corporate obligations	1,610,912	7,089	24,332	1,593,669	—
Foreign obligations	96,638	1,491	1,823	96,306	—
U.S. government obligations	26,086	789	188	26,687	—
U.S. agency obligations	4,239	—	27	4,212	—
Residential mortgage-backed securities	1,942,285	99,670	64,617	1,977,338	41,673
Collateralized debt obligations	85,706	42	1,481	84,267	—
Other asset-backed securities	802,842	41,177	3,492	840,527	—
	4,992,756	155,168	104,148	5,043,776	41,673
Short-term	225,789	1	1	225,789	—
	5,218,545	155,169	104,149	5,269,565	41,673
Fixed income securities pledged as collateral:
U.S. government obligations	64,612	—	57	64,555	—
Total collateralized investments	64,612	—	57	64,555	—
Total available-for-sale investments	$5,283,157	$155,169	$104,206	$5,334,120	$41,673

(1)
Represents the amount of non-credit other-than-temporary impairment losses remaining in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2016 and 2015.

| Ambac Financial Group, Inc. 127 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of available-for-sale investments, excluding VIE investments, at December 31, 2016, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$553,892	$554,454
Due after one year through five years	1,216,940	1,220,450
Due after five years through ten years	837,225	834,775
Due after ten years	146,530	145,928
	2,754,587	2,755,607
Residential mortgage-backed securities	2,284,425	2,351,595
Collateralized debt obligations	113,650	113,923
Other asset-backed securities	778,383	828,783
Total	$5,931,045	$6,049,908
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.
Unrealized Losses:
The following table shows gross unrealized losses and fair values of Ambac’s available-for-sale investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2016
Fixed income securities:
Municipal obligations	$98,147	$2,045	$122,928	$5,160	$221,075	$7,205
Corporate obligations	963,513	20,232	6,492	328	970,005	20,560
Foreign government obligations	5,063	100	—	—	5,063	100
U.S. government obligations	6,037	93	5,045	4	11,082	97
U.S. agency obligations	4,060	3	—	—	4,060	3
Residential mortgage-backed securities	226,889	7,201	550,807	36,584	777,696	43,785
Collateralized debt obligations	6,986	23	25,780	197	32,766	220
Other asset-backed securities	115,622	203	77,712	7,425	193,334	7,628
	1,426,317	29,900	788,764	49,698	2,215,081	79,598
Short-term	65,176	44	—	—	65,176	44
Total temporarily impaired securities	$1,491,493	$29,944	$788,764	$49,698	$2,280,257	$79,642

| Ambac Financial Group, Inc. 128 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
Management has determined that the unrealized losses reflected in the tables above are temporary in nature as of December 31, 2016 and 2015 based upon (i) no unexpected principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the investment portfolio against the projected net cash flow from operating activities and debt service. For purposes of this assessment, available liquidity from the investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell, trading securities plus the projected principal and interest payments from the remaining securities in the portfolio. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. For purposes of this analysis, residual cash flows are projected to be invested at current reinvestment rates consistent with existing fixed income portfolio holdings. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell securities in an unrealized loss position before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio.
As of December 31, 2016, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition (or Fresh Start Reporting Date of April 30, 2013 for securities purchased prior to that date) or for debt securities that are beneficial interests in securitized financial assets, at a rate equal to the current yield used to accrete the beneficial interest. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date. Of the securities that were in a gross unrealized loss position at December 31, 2016, $890,952 of the total fair value and $53,273 of the unrealized loss related to below investment grade securities and non-rated securities. Of the securities that were in a gross unrealized loss position at December 31, 2015, $953,000 of the total fair value and $69,214 of the unrealized loss related to below investment grade securities and non-rated securities. With respect to all Ambac insured securities owned, future cash flows used to measure credit impairment represents the sum of (i) the bond’s intrinsic cash flows and (ii) the estimated Ambac Assurance claim payments. For Ambac-insured securities owned guaranteed under policies allocated to the Segregated Account, the estimate of Ambac Assurance claim payments includes interest on Deferred Amounts. Ambac estimates the timing of claim payment receipts on all Ambac-insured securities owned, but the actual timing of such amounts for Segregated Account securities are at the sole discretion of the Rehabilitator. Further modifications to the Segregated Account Rehabilitation Plan or to the rules and guidelines promulgated thereunder, orders from the Rehabilitation Court or actions by the Rehabilitator with respect to the form, amount and timing of satisfying permitted policy claims, or making payments on Deferred Amounts or surplus notes, may have a material effect on the fair value of Ambac insured securities and future recognition of other-than-temporary impairments. Refer to Note 1. Background and Business Description for information relating to the amended Segregated Account Rehabilitation

| Ambac Financial Group, Inc. 129 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Plan. Ambac’s assessment about whether a decline in value is other-than-temporary reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including Ambac's intention to sell securities and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.
Municipal and corporate obligations
The gross unrealized losses on municipal and corporate obligations as of December 31, 2016 are primarily the result of the increase in interest rates since purchase (or the Fresh Start Reporting Date of April 30, 2013 if owned as of that date). These securities are primarily fixed-rate securities with an investment grade credit rating. Management believes that the timely receipt of all principal and interest on these positions is probable.
Residential mortgage-backed securities
Of the $43,785 of unrealized losses on residential mortgage-backed securities, $43,380 is attributable to Ambac insured securities. The unrealized loss on these securities is primarily the result of discount accretion, which has exceeded the increase in fair value. As part of the quarterly impairment review process, management estimates expected future cash flows from residential mortgage-backed securities. This approach includes the utilization of market accepted software models in conjunction with detailed data of the historical performance of the collateral pools, which assists in the determination of assumptions such as defaults, severity and voluntary prepayment rates that are largely driven by home price forecasts as well as other macro-economic factors.  Additionally, for Ambac insured securities that are allocated to the Segregated Account, expected future cash flows include assumptions about the timing of Ambac Assurance claim payments, including interest on Deferred Amounts, although the actual timing of such payments are at the sole discretion of the Rehabilitator. These assumptions are used to project future cash flows for each security. Management considered this analysis in making our determination that a credit loss has not occurred at December 31, 2016 on these transactions.
Realized Gains and Losses and Other-Than-Temporary Impairments:
The following table details amounts included in net realized gains and other-than-temporary impairments included in earnings for the affected periods:

Year Ended December 31,	2016	2015	2014
Gross realized gains on securities	$17,344	$58,218	$63,366
Gross realized losses on securities	(8,239)	(10,558)	(9,824)
Foreign exchange (losses) gains	30,179	5,816	5,235
Net realized gains	$39,284	$53,476	$58,777
Net other-than-temporary impairments (1)	$(21,819)	$(25,659)	$(25,794)

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
The following table presents a roll-forward of Ambac’s cumulative credit losses on debt securities held as of December 31, 2016 and 2015 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

Year Ended December 31,	2016	2015	2014
Balance, beginning of period	$31,176	$14,062	$1,182
Additions for credit impairments recognized on:
Securities not previously impaired	3,572	10,900	12,873
Securities previously impaired	17,322	6,214	7
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	—	—	—
Balance, end of period	$52,070	$31,176	$14,062

| Ambac Financial Group, Inc. 130 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge the collateral or collateral held directly in the investment portfolio and (ii) how that collateral was pledged to various investment agreement, derivative and repurchase agreement counterparties at December 31, 2016 and 2015:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
December 31, 2016:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$291,545	$88,940	$202,605

December 31, 2015:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$338,007	$108,379	$229,628
Securities carried at $5,872 and $6,762 at December 31, 2016 and 2015, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.
Securities with fair value of $360,759 and $396,100 at December 31, 2016 and 2015, respectively, were held by a bankruptcy remote trust to collateralize and fund repayment of debt issued through a secured borrowing transaction. The securities may not be sold or repledged by the trust. These assets are held and the secured debt issued by entities that qualified as VIEs and were consolidated in Ambac’s consolidated financial statements. Refer to Note 4. Special Purpose Entities, Including Variable Interest Entities for a further description of this transaction.

| Ambac Financial Group, Inc. 131 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Guaranteed Securities:
Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published rating agency ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2016 and 2015, respectively:

	Municipal Obligations	Corporate Obligations	Mortgage and Asset- backed Securities	Short-term	Total	Weighted Average Underlying Rating (1)
December 31, 2016:
Ambac Assurance Corporation (2)	$81,651	$—	$2,739,073	$—	$2,820,724	CC
National Public Finance Guarantee Corporation	38,687	—	—	—	38,687	A-
Assured Guaranty Municipal Corporation	25,660	—	—	—	25,660	AA
MBIA Insurance Corporation	—	2,630	—	—	2,630	BBB+
Total	$145,998	$2,630	$2,739,073	$—	$2,887,701	CC

December 31, 2015:
Ambac Assurance Corporation (2)	$60,836	$—	$2,216,317	$—	$2,277,153	CC
National Public Finance Guarantee Corporation	47,846	—	—	—	47,846	A-
Assured Guaranty Municipal Corporation	57,715	—	—	—	57,715	A+
MBIA Insurance Corporation	—	25,645	—	—	25,645	A+
Total	$166,397	$25,645	$2,216,317	$—	$2,408,359	CCC-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

(2)	Includes asset-backed securities with a fair value of $118,813 and $119,802 at December 31, 2016 and 2015, respectively, insured by Ambac UK.
Investment Income:
Net investment income was comprised of the following for the affected periods:

Year Ended December 31,	2016	2015	2014
Fixed income securities	$288,554	$257,404	$299,694
Short-term investments	1,505	299	3,092
Loans	337	420	529
Investment expense	(9,347)	(8,786)	(10,477)
Securities available-for-sale and short-term	281,049	249,337	292,838
Other investments	32,318	16,952	8,108
Total net investment income	$313,367	$266,289	$300,946
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

Year Ended December 31,	2016	2015	2014
Net gains recognized during the period on trading securities	$27,654	$12,615	$6,713
Less: net gains and (losses) recognized during the reporting period on trading securities sold during the period	7,474	4,966	(487)
Unrealized gains and (losses) recognized during the reporting period on trading securities still held at the reporting date	$20,180	$7,649	$7,200

| Ambac Financial Group, Inc. 132 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

11. DERIVATIVE INSTRUMENTS
The following tables summarize the gross fair values of individual derivative instruments and the impact of legal rights of offset as reported in the Consolidated Balance Sheets as of December 31, 2016 and 2015.

	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Collateral Received / Pledged Not Offset in the Consolidated Balance Sheet	Net Amount
December 31, 2016:
Derivative Assets:
Interest rate swaps	$139,045	$61,839	$77,206	$—	$77,206
Futures contracts	536	—	536	—	536
Total non-VIE derivative assets	$139,581	$61,839	$77,742	$—	$77,742
Derivative Liabilities:
Credit derivatives	$15,349	$—	$15,349	$—	$15,349
Interest rate swaps	365,776	61,839	303,937	156,925	147,012
Total non-VIE derivative liabilities	$381,125	$61,839	$319,286	$156,925	$162,361
Variable Interest Entities Derivative Assets:
Currency swaps	$80,407	$—	$80,407	$—	$80,407
Total VIE derivative assets	$80,407	$—	$80,407	$—	$80,407
Variable interest entities derivative liabilities:
Interest rate swaps	$2,078,601	$—	$2,078,601	$—	$2,078,601
Total VIE derivative liabilities	$2,078,601	$—	$2,078,601	$—	$2,078,601

December 31, 2015:
Derivative Assets:
Interest rate swaps	$137,015	$52,129	$84,886	$—	$84,886
Futures contracts	109	—	109	—	109
Total non-VIE derivative assets	$137,124	$52,129	$84,995	$—	$84,995
Derivative Liabilities:
Credit derivatives	$34,543	$—	$34,543	$—	$34,543
Interest rate swaps	370,944	52,129	318,815	176,386	142,429
Total non-VIE derivative liabilities	$405,487	$52,129	$353,358	$176,386	$176,972
Variable Interest Entities Derivative Assets:
Currency swaps	$36,862	$36,862	$—	$—	$—
Total VIE derivative assets	$36,862	$36,862	$—	$—	$—
Variable Interest Entities Derivative Liabilities:
Interest rate swaps	$1,965,265	$—	$1,965,265	$—	$1,965,265
Currency swaps	—	36,862	(36,862)	—	(36,862)
Total VIE derivative liabilities	$1,965,265	$36,862	$1,928,403	$—	$1,928,403
Amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against fair value amounts recognized for derivative instruments on the Consolidated Balance Sheets. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $137,701 and $165,073 as of December 31, 2016 and 2015, respectively. There were no amounts held representing an obligation to return cash collateral as of December 31, 2016 and 2015.

| Ambac Financial Group, Inc. 133 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

	Location of Gain or (Loss) Recognized in Consolidated Statements of Total Comprehensive Income (Loss)	Amount of Gain or (Loss) Recognized in Consolidated Statement of Total Comprehensive Income (Loss) – Year Ended December 31,
		2016	2015	2014
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$20,106	$41,701	$23,906
Financial Services derivatives products:
Interest rate swaps	Derivative products	(50,082)	(41,177)	(173,615)
Futures contracts	Derivative products	(191)	(1,367)	(7,472)
Total Financial Services derivative products		(50,273)	(42,544)	(181,087)
Variable Interest Entities:
Currency swaps	Income (loss) on variable interest entities	58,990	103,757	24,577
Interest rate swaps	Income (loss) on variable interest entities	(574,554)	168,003	(452,434)
Total Variable Interest Entities		(515,564)	271,760	(427,857)
Total derivative contracts		$(545,731)	$270,917	$(585,038)
Financial Guarantee Credit Derivatives:
Credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac is required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. Substantially all of Ambac’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued are insured by Ambac Assurance. None of the outstanding credit derivative transactions at December 31, 2016 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.
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
Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. The following tables summarize the gross principal notional outstanding for CDS contracts, by Ambac rating, for each major category as of December 31, 2016 and 2015:

	2016			2015
December 31,	CLO	Other	Total	CLO	Other	Total
Ambac Rating
AAA	$—	$—	$—	$—	$—	$—
AA	123,052	192,149	315,201	295,254	241,458	536,712
A	—	227,146	227,146	—	9,322	9,322
BBB (1)	—	127,250	127,250	—	356,323	356,323
Below investment grade (2)	—	67,783	67,783	—	68,526	68,526
Total	$123,052	$614,328	$737,380	$295,254	$675,629	$970,883

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

| Ambac Financial Group, Inc. 134 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The tables below summarize information by major category as of December 31, 2016 and 2015:

	2016			2015
December 31,	CLO	Other	Total	CLO	Other	Total
Number of CDS transactions	3	5	8	5	9	14
Remaining expected weighted-average life of obligations (in years)	1.8	5.9	5.2	1.1	5.6	4.3
Gross principal notional outstanding	$123,052	$614,328	$737,380	$295,254	$675,629	$970,883
Net derivative liabilities at fair value	$213	$15,136	$15,349	$1,837	$32,706	$34,543
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
Adversely classified credits are assigned risk classifications by the Portfolio Risk Management group. As of December 31, 2016, there are two credit derivative contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $6,123 and gross notional principal outstanding of $67,783. As of December 31, 2015, there were two CDS contracts on Ambac’s adversely classified credit listing, with a net derivative liability fair value of $19,820 and total notional principal outstanding of $68,526.
Financial Services Derivative Products:
Ambac, through its subsidiary Ambac Financial Services (“AFS”), provides interest rate swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. AFS manages its interest rate swaps business with the goal of retaining some basis risk and excess interest rate sensitivity as an economic hedge against the effects of rising interest rates elsewhere in the Company, including on Ambac’s financial guarantee exposures. As of December 31, 2016 and 2015 the notional amounts of AFS’s trading derivative products are as follows:

	Notional - December 31,
Type of derivative	2016	2015
Interest rate swaps—receive-fixed/pay-variable	$973,130	$773,072
Interest rate swaps—pay-fixed/receive-variable	1,874,678	1,429,644
Interest rate swaps—basis swaps	—	38,965
Futures contracts	195,000	100,000
Derivatives of Consolidated Variable Interest Entities
Certain VIEs consolidated under the Consolidation Topic of the ASC entered into derivative contracts to meet specified purposes within the securitization structure. The notional for VIE derivatives outstanding as of December 31, 2016 and 2015 are as follows:

	Notional - December 31,
Type of VIE derivative	2016	2015
Interest rate swaps—receive-fixed/pay-variable	$1,352,010	$1,616,289
Interest rate swaps—pay-fixed/receive-variable	2,300,584	2,796,496
Currency swaps	312,357	331,992
Credit derivatives	12,059	15,616
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

| Ambac Financial Group, Inc. 135 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2016 and 2015, the net liability fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk was $82,944 and $95,415, respectively, related to which Ambac had posted cash and securities as collateral with a fair value of $128,754 and $147,974, respectively. All such ratings-based contingent features have been triggered as requiring maximum collateral levels to be posted by Ambac while preserving counterparties’ rights to terminate the contracts. Assuming all contracts terminated on December 31, 2016, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from values as reported in Ambac’s financial statements.
12. LOANS
Loans had been extended: (i) by VIEs which are consolidated by Ambac under ASC Topic 810 as a result of Ambac’s financial guarantees of the VIEs’ note liabilities and/or assets and (ii) to certain institutions in connection with various transactions.
Loans by consolidated VIEs are generally carried at fair value on the Consolidated Balance Sheets. See Note 3. Special Purpose Entities, Including Variable Interest Entities for further information about VIEs for which the assets and liabilities are carried at fair value.
Other loans had an outstanding principal balance of $4,873 and $6,205 at December 31, 2016 and 2015, respectively. Interest rates on these loans were 4.53% and 4.75% at December 31, 2016 and 2015, respectively. The maturity date of these loans were June 2026 as of December 31, 2016 and 2015. Collectability of these loans is evaluated on an ongoing basis; no loan has been considered impaired and as such no loan impairments have been recorded as of December 31, 2016 and 2015.
13. LONG-TERM DEBT
The carrying value of long-term debt was as follows:

December 31,	2016	2015
Ambac Assurance:
5.1% surplus notes, general account, due 2020	$730,648	$715,211
5.1% surplus notes, segregated account, due 2020	33,107	31,725
5.1% junior surplus notes, segregated account, due 2020	248,247	247,443
Secured borrowing	102,403	130,571
Ambac Assurance long-term debt	$1,114,405	$1,124,950

Variable Interest Entities long-term debt	$11,155,936	$12,327,960
Surplus Notes, General Account
Ambac Assurance surplus notes, with a par amount of $862,945 and $881,496 at December 31, 2016 and 2015, respectively, are reported in long-term debt on the Consolidated Balance Sheet and have a scheduled maturity of June 7, 2020. In 2016 and 2015, Ambac repurchased $18,551 and $11,804 par amount of these surplus notes, respectively. The gains (losses) on these repurchases were $1,677 and $(1,246), and recognized in Net realized gains (losses) on extinguishment of debt of the Consolidated Statements of Total Comprehensive Income for the years ended December 31, 2016 and 2015, respectively. These surplus notes were issued in connection with the Settlement Agreement and were recorded at their fair value at the date of issuance. The discount on these notes is currently being accreted into income using the effective interest method at an imputed interest rate of of 10.5%. All payments of principal and interest on the Ambac Assurance surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Ambac Assurance surplus notes, such interest will accrue and compound annually until paid. OCI disapproved the requests of Ambac Assurance to pay interest on the outstanding Ambac Assurance surplus notes on their respective scheduled interest payment dates since their issuance.
Surplus Notes, Segregated Account
The Segregated Account surplus notes, with a par amount of $39,102 and $39,102 at December 31, 2016 and 2015, respectively, are reported in long-term debt on the Consolidated Balance Sheets and have a scheduled maturity of June 7, 2020. These surplus notes were recorded at their fair value at the date of issuance. The discount on these notes is currently being accreted into income using the effective interest method at an imputed interest rate of 10.5%. All payments of principal and interest on the Segregated Account surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Segregated Account surplus notes, such interest will accrue and compound annually until paid. OCI disapproved of the requests of the Rehabilitator of the Segregated Account, acting for and on behalf of the Segregated Account, to pay interest on the outstanding Segregated Account surplus notes on their respective scheduled interest payment dates since their issuance.
As described in Note 1. Background and Business Description, the Rehabilitator redeemed certain Segregated Account surplus notes (other than junior surplus notes) on November 20, 2014 at a redemption price that included an amount equal to principal plus accrued interest on such redeemed surplus notes. Such redemption also triggered similar proportionate redemption payments on Ambac Assurance surplus notes. The

| Ambac Financial Group, Inc. 136 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

redemption of surplus notes resulted in a charge representing the accelerated recognition of the unamortized discount on the redeemed surplus notes. The unamortized discount on the redeemed portion of Segregated Account and General Account surplus notes was $3,134 and $71,590, respectively, and recognized in Net realized gains (losses) on extinguishment of debt of the Consolidated Statements of Total Comprehensive Income for the year ended December 31, 2014.
Junior Surplus Notes, Segregated Account
The Segregated Account junior surplus notes, with a par value of $374,036 and $378,039 at December 31, 2016 and 2015, respectively, are reported in long-term debt on the Consolidated Balance Sheets and have a scheduled maturity of June 7, 2020, subject to the following restrictions. Principal and interest payments on these junior surplus notes cannot be made until all Ambac Assurance (General Account) and Segregated Account surplus notes are paid in full and after all Segregated Account future and existing senior indebtedness, policy and other priority claims have been paid in full. All payments of principal and interest on the junior surplus notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the junior surplus notes, such interest will accrue and compound annually until paid. No such approval has been sought or obtained to pay interest on junior surplus notes since their issuance.

•
Par value at December 31, 2016 and 2015 includes $24,037 and $28,039, respectively, of junior surplus notes issued in connection with a settlement agreement (the “OSS Settlement Agreement”) entered into among Ambac, Ambac Assurance, the Segregated Account and One State Street, LLC (“OSS”) with respect to the termination of Ambac’s office lease with OSS. Part of these junior surplus notes ($13,056 par value) will be reduced periodically as rent payments are made by Ambac Assurance beginning in January 2016. Par value of these junior surplus notes have been reduced by $4,002 during 2016 as rent payments were made by Ambac Assurance. These junior surplus notes were recorded at their fair value at the dates of issuance. The discount on these notes are currently being accreted into income using the effective interest method at an imputed interest rate of 19.5%.

•
Par value at December 31, 2016 and 2015 includes $350,000 face amount of a junior surplus note originally issued to Ambac pursuant to Ambac's Reorganization Plan in accordance with the Mediation Agreement and that Ambac sold to a Trust on August 28, 2014. This junior surplus note was recorded at a discount to par based on its fair value on August 28, 2014. Ambac is accreting the discount on this junior surplus note into earnings using the effective interest method, based on an imputed interest rate of 8.4%.

Secured Borrowing
The secured borrowing, with a par value of $102,986 and $132,467 at December 31, 2016 and 2015, respectively, is reported in long-term debt on the Consolidated Balance Sheets and has a legal maturity of July 25, 2047. Interest on the secured borrowing is payable monthly at an annual rate of one month LIBOR + 2.8%. Refer to Note 3. Special Purpose Entities, Including Variable Interest Entities for further discussion on the secured borrowing transaction.
Variable Interest Entities, Long-term Debt
The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on certain of the the variable interest obligations. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due and to the extent such obligations are guaranteed by Ambac. The total unpaid principal amount of outstanding long-term debt associated with VIEs consolidated as a result of the financial guarantee provided by Ambac was $8,854,530 and $10,803,729 as of December 31, 2016 and 2015, respectively. The range of final maturity dates of the outstanding long-term debt associated with these VIEs is November 2018 to December 2047 as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, the interest rates on these VIEs’ long-term debt ranged from 0.82% to 13.00% and from 0.96% to 13.00%, respectively. Final maturities of VIE long-term debt for each of the five years following December 31, 2016 are as follows: 2017-$0; 2018-$128,801; 2019-$301,375; 2020-$46,848; 2021-$107,432.
14. OBLIGATIONS UNDER INVESTMENT AGREEMENTS
As of December 31, 2016 and 2015, the carrying value of obligations under investment agreements, including unamortized discounts or premiums to principal, were $82,358 and $100,358, respectively. As of December 31, 2016 and 2015, the contractual variable interest rates for these agreements, ranged from 0.94% to 0.94% and 0.43% to 0.43%, respectively. The remaining principal amount under investment agreements is due during the year ending December 31, 2017.

| Ambac Financial Group, Inc. 137 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

15. INCOME TAXES
Ambac files a consolidated U.S. Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its affiliates operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2010
New York State	2012
New York City	2012
United Kingdom	2012
Italy	2011
As of December 31, 2016 Ambac had loss carryforwards totaling $4,027,329. This includes carryforwards of $74,094 relating to U.S. capital losses and $3,953,235 relating to U.S. federal net operating losses, which, if not utilized, will begin expiring in 2029, and will fully expire in 2033.
The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2016 and 2015 are presented below:

December 31,	2016	2015
Deferred tax liabilities:
Insurance intangible	$336,728	$424,239
Variable interest entities	46,343	10,053
Investments	38,656	66,278
Unearned premiums and credit fees	68,682	98,945
Unremitted foreign earnings	30,699	—
Other	4,276	34,025
Total deferred tax liabilities	525,384	633,540
Deferred tax assets:
Net operating loss and capital carryforward	1,409,565	1,504,569
Loss reserves	224,553	122,635
AMT Credits	31,532	27,252
Other	16,726	12,752
Sub total deferred tax assets	1,682,376	1,667,208
Valuation allowance	1,158,712	1,035,873
Total deferred tax assets	523,664	631,335
Net deferred tax asset (liability)	$(1,720)	$(2,205)
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
U.S. and foreign components of pre-tax income were as follows:

Year Ended December 31,	2016	2015	2014
U.S.	$77,161	$337,753	$444,653
Foreign	27,865	172,305	48,600
Total	$105,026	$510,058	$493,253

| Ambac Financial Group, Inc. 138 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The components of the provision for income taxes were as follows:

Year Ended December 31,	2016	2015	2014
Current taxes
U. S. federal	$3,934	$16,893	$6,085
U.S. state and local	707	182	—
Foreign	26,088	2	3,378
Current taxes	30,729	17,077	9,463
Deferred taxes
Deferred taxes	(20)	287	94
Provision for income taxes	$30,709	$17,364	$9,557
The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2016, 2015 and 2014 is as follows:

Year Ended December 31,	2016	2015	2014
Total income taxes charged to net income	$30,709	$17,364	$9,557
Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities	41,602	(55,906)	88,411
Unrealized gains (losses) on foreign currency translations	(58,527)	(15,628)	(15,108)
Change in retirement benefits	3,278	(240)	(285)
Valuation allowance to equity	13,647	71,774	(73,018)
Total effect of income taxes	$30,709	$17,364	$9,557
The tax provisions in the accompanying Consolidated Statements of Total Comprehensive Loss reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2016		2015		2014
Year Ended December 31,	Amount	%	Amount	%	Amount	%
Tax on income from continuing operations at statutory rate	$36,759	35.0%	$178,521	35.0%	$172,639	35.0%
Changes in expected tax resulting from:
Tax-exempt interest	(1,561)	(1.5)%	(1,454)	(0.3)%	(6,811)	(1.4)%
Goodwill impairment	—	—%	180,079	35.3%	—	—%
Foreign taxes	26,183	24.9%	288	0.1%	3,472	0.7%
Deferred tax substantiation adjustment	(171,687)	(163.5)%	—	—%	—	—%
Valuation allowance	139,584	132.9%	(340,133)	(66.7)%	(159,661)	(32.4)%
Other, net	1,431	1.4%	63	—%	(82)	—%
Tax expense on income from continuing operations	$30,709	29.2%	$17,364	3.4%	$9,557	1.9%
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2016, 2015 and 2014is as follows:

Year Ended December 31,	2016	2015	2014
Balance, beginning of period	$—	$—	$—
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	—
Balance, end of period	$—	$—	$—
Included in these balances at December 31, 2016, 2015 and 2014 are $0, $0 and $0, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the years ended December 31, 2016, 2015 and 2014, Ambac recognized interest of approximately $0, $0 and $0, respectively. Ambac had approximately $0, $0 and $0, for the payment of interest accrued at December 31, 2016, 2015 and 2014, respectively.
NOL Usage
Pursuant to the Amended TSA, to the extent Ambac Assurance generates taxable income after September 30, 2011, which is offset with "Allocated NOLs" of $3,650,000, it is obligated to make payments (“Tolling Payments”), subject to certain credits, to Ambac in accordance with the following

| Ambac Financial Group, Inc. 139 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

Any post determination date NOLs generated by Ambac Assurance are utilized prior to any Allocated NOLs for which Tolling Payments will be due. Ambac Assurance has utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2015 and December 31, 2016, generating cumulative taxable income of $877,313 and $1,086,124, respectively. Additional post determination date NOLs may be generated (and utilized prior to any Allocated NOLs for which Tolling Payments will be due) in the future. Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits. For the year ended December 31, 2015, Ambac Assurance utilized all of the $479,000 Tier A NOL and $402,192 of the $1,057,000 Tier B NOL resulting in a Tolling Payment, net of applicable credits, of $71,454 that was paid to Ambac in 2016. For the year ended December 31, 2016 , Ambac Assurance's utilization of $204,932, of the $1,057,000 allocated Tier B NOL resulted in additional accrued Tolling Payments, net of applicable credits, of $28,691. Tolling Payments due as a result of 2016 taxable income will be paid to Ambac in May 2017 (subject to review by the Rehabilitator).
To the extent Ambac Assurance utilizes Allocated NOLs generated prior to September 30, 2011 greater than $3,650,000, beginning on the fifth anniversary date subsequent to Ambac's May 1, 2013 emergence from bankruptcy, and subject to Ambac's consent, not to be unreasonably withheld, Ambac Assurance may utilize Ambac's NOL in exchange for a payment to Ambac of 25% of the federal income tax liability that Ambac Assurance would have been paid if the NOLs were not available.
After Ambac fully utilizes its Allocated NOLs it may utilize Ambac Assurance's then remaining Allocated NOLs in exchange for a payment of 50% of the federal income tax liability that Ambac would have paid had Ambac Assurance's NOL not been available.
As of December 31, 2016, the remaining balance of the $3,650,000 NOL allocated to Ambac Assurance was $2,563,876. As of December 31, 2016 Ambac's NOL was $1,389,359.
16. EMPLOYMENT BENEFIT PLANS
Postretirement Health Care and Other Benefits:
Ambac provides postretirement and postemployment benefits, including health and life benefits for certain employees who meet certain age and service requirements. None of the plans are currently funded. In addition, Ambac provides severance benefits. Postretirement and postemployment benefits expenses, including severance benefits paid, was $8,846, $2,570 and $2,249 for the years ended December 31, 2016, 2015 and 2014, respectively.
Effective August 1, 2005, new employees were not eligible for postretirement benefits. In 2013, postretirement benefits offered to retirees were amended such that Ambac would no longer sponsor a health plan beginning in 2014. This required retirees to purchase their own insurance policy with a portion of their premium being reimbursed by Ambac. The unfunded accumulated postretirement benefit obligation was $9,958 as of December 31, 2016. The assumed health care cost trend rates range from 5.8% in 2017, decreasing ratably to 4.5% in 2023. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2016, by $187 and the 2016 benefit expense by $13. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2016 by $260 and the 2016 benefit expense by $19.
The following table sets forth projected benefit payments from Ambac’s postretirement plan over the next ten years for current retirees:

2017	2018	2019	2020	2021	2022-2026	Total
$270	$295	$318	$332	$353	$2,269	$3,837

| Ambac Financial Group, Inc. 140 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Citigroup pension liability index with similar duration to that of the benefit plans. The rate used for the projected plan benefit obligations at the measurement date for December 31, 2016 and 2015 was 4.00% and 4.25%, respectively.
Savings Incentive Plan:
Substantially all employees of Ambac Assurance are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac Assurance makes employer matching contributions equal 100% of the employees’ contributions, up to 3% of such participants’ compensation, as defined in the plan, plus 50% of contributions to an additional 2% of compensation, subject to limits set by the Internal Revenue Code. The total cost of the Savings Incentive Plan was $911, $1,042 and $1,056 for the years December 31, 2016, 2015 and 2014, respectively.
Incentive Compensation - Stock and Cash:
Incentive compensation is a key component of our compensation strategy. Incentive compensation payouts can be highly variable from year to year and are generally based on the execution of our strategies at the Company, as well as business unit and individual performance. In January of each year a determination is made as to the total amount of incentive compensation to be awarded. Employees, directors and consultants of Ambac are eligible to participate in Ambac’s 2013 Incentive Compensation Plan (“2013 Plan”) subject to the discretion of the compensation committee of Ambac’s Board of Directors. The 2013 Plan provides for incentives and rewards that are valued or determined by reference to Ambac common stock as traded on the NASDAQ exchange. There are 4,000,000 shares of Ambac’s common stock authorized for awards under the 2013 Plan of which 3,004,639 shares are available for future grant as of December 31, 2016.
In March 2014, Ambac developed a long term incentive compensation plan (“LTIP”) as a sub-plan of the 2013 Plan. The LTIP, approved by the Compensation Committee of the Board of Directors, is a significant component of management’s compensation program that is intended to strike an appropriate balance between short and long-term incentives aimed at fostering retention and aligning management's interest with those of Ambac's stakeholders. Awards granted under the LTIP are designed to further the financial and operational objectives of both Ambac and Ambac Assurance. The LTIP is intended to be an annual program that allows for both cash and equity performance awards to certain US employees.
In 2015, Ambac UK 's Board of Directors adopted a long term incentive plan which provides cash based performance awards to Ambac UK employees. Cash based compensation expense related to performance awards granted to Ambac UK employees was $283 and $253 for the years ended December 31, 2016 and 2015, respectively.
For all employees, an allocation of incentive compensation is made between annual bonuses and LTIP awards. Beginning with the annual bonus for Executive Officers payable in 2017, 25% was paid in restricted stock units of Ambac with a deferred settlement provision, and the remainder was paid in cash. These deferred settlement restricted stock units will settle and convert into Ambac common stock annually over a two year period; 50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date (unless settled earlier due to an employee’s departure from the Company (other than for cause)).
The amount of stock-based compensation expense and corresponding after-tax expense are as follows:

Year Ended December 31,	2016	2015	2014
Stock options	$—	$956	$444
Restricted stock units	3,463	1,257	2,816
Performance awards (1) (2)	1,790	892	190
Total stock-based compensation	$5,253	$3,105	$3,450
Total stock-based compensation (after-tax)	$5,194	$3,105	$3,450

(1)
Represents expense related to performance stock units portion of performance awards. Performance awards are split evenly between performance stock units and cash. Cash based compensation expense related to performance awards granted to US employees was $1,790, $892 and $190 for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	A performance award issued to Ambac's former Chief Executive Officer in the form of performance stock units has yet to be expensed given the performance conditions have not been met.
Stock Options:
Stock options were awarded to directors in 2013 (vested on April 30, 2014) and to the former Chief Executive Officer in 2015 (vested January 1, 2016), all with an expiry term of seven years from the grant date, subject to earlier expiration upon the recipient's departure from the Company. The Company intends to use Treasury shares first and then, if necessary, issue new shares to satisfy stock option exercises. No stock options were awarded in 2014 or 2016.

| Ambac Financial Group, Inc. 141 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

The Black-Scholes-Merton model was used to estimate the fair value of the service condition based stock options on the grant date. The following assumptions were used in estimating the fair value of options awarded in 2015:

Year Ended December 31,	2015
Risk-free interest rate	1.283%
Expected volatility	42.8%
Dividend yield	0.0%
Expected life	4.13 years
Weighted-average grant-date fair value per share	$8.69
The expected volatility is based on implied volatilities from traded options on Ambac’s stock, the historical volatility of Ambac’s stock and the historical volatilities of our peer industry group. Peer group historical volatilities were considered due to the fact that Ambac stock had been traded for a time period less than the expected life of the options. A zero dividend yield was assumed based on the uncertainty of Ambac making dividend payments over the expected life of these options. The risk-free interest rate reflects the U.S. Treasury yield curve in effect at the time of the grant. The expected life represents the period of time that options granted are expected to be outstanding and is based on certain factors we believe will influence exercise behavior.
A summary of option activity for 2016 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life ( in years)
Year Ended December 31, 2016
Outstanding at beginning of period	176,668	$23.07
Granted	—	—
Exercised	—	—
Forfeited or expired	(33,334)	20.63
Outstanding at end of period	143,334	$23.64	$62	1.99
Exercisable	143,334	$23.64	$62	1.99
All stock options granted were fully vested as of December 31, 2016. Total unrecognized compensation costs related to unvested stock options granted were $0 as of December 31, 2016. No stock options were exercised during the years ended December 31, 2016, 2015 and 2014, respectively.
Restricted Stock Units (“RSUs”):
RSUs were awarded to employees in 2013 that vested in two installments, 50% on the grant date and 50% on the first anniversary of the grant date. These RSU awards provided for accelerated vesting upon change in control or death or disability. These employee RSUs settled and converted into Ambac shares upon the earlier of (a) the employee’s termination of employment (other than for cause) and (b) the second anniversary of the applicable vesting date.
In 2015 and 2016, RSU awards were granted to the former Chief Executive Officer. The 2015 award would vest in three equal installments on January 1, 2016, 2017 and 2018. The 2016 award would vest in three equal installments on December 31, 2016, 2017 and 2018. The former Chief Executive Officer departed the Company in 2016 and pursuant to the terms set forth in his settlement agreements and the RSU award agreements, (i) the service requirement for the entire 2015 award was met and the entire RSU award vested in 2016 and (ii) the service requirement for one-third of the 2016 RSU award was met and vested in 2016 with the remaining two-thirds of the 2016 RSU award forfeited.
In 2016, RSU awards were granted to certain Executive Officers. The awards vest in three equal installments on February 21, 2017, 2018 and 2019 ("Time-Based RSUs"). The vesting of the Time-Based RSUs are expressly conditioned upon the Executives continued service with Ambac through the applicable vesting date.
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

| Ambac Financial Group, Inc. 142 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2016, 264,230 RSUs remained outstanding, of which (i) 102,794 units required future service as a condition to the delivery of the underlying shares of common stock, (ii) 103,486 units vested on December 31, 2016 but were not settled until January 3, 2017 and (iii) 57,950 units did not require future service and are deferred for future settlement. As of December 31, 2015, 208,502 RSUs remained outstanding, of which (i) 78,460 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 130,042 units did not require future service.
A summary of RSU activity for 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	208,502	$23.32
Granted	422,188	14.34
Delivered or returned to plan (1)	(159,488)	23.30
Forfeited	(206,972)	13.77
Outstanding at end of period	264,230	$16.47

(1)
When restricted stock unit awards issued by Ambac become taxable compensation to employees, shares may be withheld to cover the employee’s withholding taxes. For the year ended December 31, 2016, Ambac purchased 23,148 of shares from employees that settled restricted stock units to meet the required tax withholdings.

Ambac’s closing share price on the grant date was used to estimate the fair value of the service condition based RSU on the grant date. The weighted average grant date fair value of RSUs granted during 2016, 2015 and 2014 was $14.34, $23.71 and $30.18, respectively. As of December 31, 2016, there was $696 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 1.1 years. The fair value for RSUs vested and delivered during the year ended December 31, 2016, 2015 and 2014 was $2,965, $864 and $37, respectively.
Performance Stock Awards ("PSUs"):
Performance awards were granted under the LTIP to certain employees ("LTIP Awards"). These grants vest in 3 years and are evenly split between PSUs and cash. Actual awards will be based on performance at both Ambac and Ambac Assurance. Actual awards can payout 0% to 200% of the number of units granted. Ambac performance will be evaluated relative to cumulative earnings before interest, taxes, depreciation and amortization over the vesting period (exclusive of Ambac Assurance and its subsidiaries' earnings), which is intended to reward participants on generating taxable income from new business development. Over the same period, Ambac Assurance performance will be evaluated according to changes in a ratio or value of Ambac Assurance's assets relative to its insurance and financial obligations, which is intended to reward participants for increases in the relative value of Ambac Assurance. Other than voluntary termination or involuntary termination for cause, and provided that a participant's employment with the Company is not terminated within the first year of the performance period (reduced to six months for the 2016 grant to employees other than executive officers), the performance awards shall partially vest as of the date of such termination in the proportion of the number of calendar days which have lapsed since the grant date and the denominator of which shall be the total number of calendar days of the original vesting period. Settlements of all performance awards shall be within 60 days after the end of the performance period, including those that had a partial vesting.
In 2015, a performance award was granted to the former Chief Executive Officer. This award will vest upon the emergence of the Segregated Account from rehabilitation (or a similar event as determined in the sole and absolute discretion of the Compensation Committee of Ambac's Board of Directors), provided that such emergence occurs no later than December 31, 2018.
A summary of PSU activity for 2016 is as follows:

	Shares(1)	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	130,545	$25.91
Granted	201,480	16.27
Delivered	—	—
Forfeited	(104,952)	17.40
Outstanding at end of period	227,073	$21.29

(1)	Represents performance share units at 100% of units granted for LTIP Awards.
As of December 31, 2016 there was $2,874 of total unrecognized compensation costs related to the PSU portion of unvested performance awards, which are expected to be recognized over a weighted average period of 1.8 years.

| Ambac Financial Group, Inc. 143 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

17. COMMITMENTS AND CONTINGENCIES
Ambac is responsible for leases on the rental of office space. The executive office of Ambac is located in New York City under a lease agreement that was modified and extended in 2015 to allow Ambac to remain in the same office space through September 2019 and on one floor through the end of 2029, with an option to continue to occupy other currently leased floors through the end of 2029.  Rent payments under this lease made through September 2019 will result in the periodic reduction of Segregated Account Junior Surplus Notes that were previously issued to the landlord, beginning in January 2016.  Ambac leases additional space for its data center, disaster recovery site and for its international location under lease agreements that expire periodically through October 2020. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

2017	2018	2019	2020	2021	Thereafter	Total
$6,951	$6,972	$5,691	$1,933	$1,630	$14,019	$37,196
Ambac rent expense for the aforementioned leases amounted to $3,008, $5,746 and $5,588 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
On July 15, 2016, the Rehabilitator filed a motion to confirm and declare the nature of the Segregated Account Rehabilitation Proceedings in order to avoid misunderstandings that may arise in litigation involving Ambac Assurance concerning certain military housing projects. Certain parties to these military housing litigations filed an opposition to the Rehabilitator’s motion on September 30, 2016. On October 11, 2016 the Rehabilitation Court held a hearing on the motion and on October 24, 2016, the Rehabilitation Court entered an order granting the Rehabilitator’s motion. On November 7, 2016, the interested parties that had opposed the Rehabilitator’s motion filed a notice of appeal from the October 24 order, and filed their opening brief in support of this appeal on January 17, 2017. The Rehabilitator filed a response brief in the Wisconsin Court of Appeals on February 15, 2017. On November 21, 2016, the Rehabilitator filed a motion to quash a subpoena served on the Wisconsin Commissioner of Insurance by certain parties to the military housing litigations. The Rehabilitation Court granted the Rehabilitator’s motion to quash on November 23, 2016. The interested parties that had served the subpoena filed an opposition to the Rehabilitator’s motion to quash on November 23, 2016, and filed on November 28, 2016 a motion to reconsider the November 23 order, which the Rehabilitator opposed on

| Ambac Financial Group, Inc. 144 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

December 6, 2016. The Rehabilitation Court held a hearing on January 6, 2017 and entered an order on January 20, 2017 denying the motion to reconsider and clarifying procedures for discovery relating to the Segregated Account Rehabilitation Proceedings.
Litigation Against Ambac
Ori Wilbush, individually and on behalf of all others similarly situated v. Ambac Financial Group, Inc., Diana N. Adams, David Trick, Jeffrey S. Stein, Nader Tavakoli and Cathleen Matanle (United States District Court, Southern District of New York, Civil Action No. 16-cv-05076-RMB, filed on June 28, 2016). A putative securities class action lawsuit was filed in June 2016 against Ambac and certain of its present and former officers and directors, for alleged violations of the federal securities laws. The court appointed a lead plaintiff on October 11, 2016. The lead plaintiff filed an Amended Class Action Complaint on November 23, 2016. The suit purports to be on behalf of purchasers of Ambac’s securities from November 13, 2013 through November 17, 2015. It alleges, among other things, that defendants issued materially false and misleading statements regarding Ambac’s (a) risk management and credit rating policies and procedures, (b) credit mitigation strategies, (c) internal controls over financial reporting, and (d) loss exposures on its public finance bond portfolio. In particular, the suit alleges that defendants did not sufficiently disclose Ambac’s exposure to bonds issued by the Commonwealth of Puerto Rico, despite allegedly being aware of significant risks associated with those exposures. Defendants filed a motion to dismiss the amended complaint on February 27, 2017. Ambac believes the lawsuit is without merit.
County of Alameda et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, second amended complaint filed on or about August 23, 2011) (“Alameda Complaint”); Contra Costa County et al. v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, third amended complaint filed on or about October 21, 2011) (“Contra Costa Complaint”); The Olympic Club v. Ambac Assurance Corporation et al. (Superior Court of the State of California, County of San Francisco, fourth amended complaint filed on or about October 21, 2011) (“Olympic Club Complaint”). The Contra Costa Complaint was brought on behalf of five California municipal entities and the non-profit Jewish Community Center of San Francisco. The Alameda Complaint was brought on behalf of nineteen California municipal entities. The Olympic Club Complaint was brought on behalf of the non-profit Olympic Club. The three actions make similar allegations against Ambac Assurance, various other financial guarantee insurance companies and employees thereof (collectively with Ambac Assurance, the “Bond Insurer Defendants”), and, in the case of the Contra Costa Complaint and the Olympic Club Complaint, the major credit rating agencies (the “Rating Agencies”). The actions allege that (1) Ambac Assurance and the other Bond Insurer Defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac Assurance and the other Bond Insurer Defendants issued false and misleading financial statements and failed to disclose the extent of the insurers’ respective exposures to mortgage-backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group was originally a defendant in each of these actions, but on November 22, 2010, Ambac Financial Group was dismissed without prejudice as a defendant by the plaintiffs in each of these actions. Ambac Assurance and the other Bond Insurer Defendants filed a demurrer seeking dismissal of the current amended complaints on September 21, 2011, which was denied on October 20, 2011. On December 2, 2011, Ambac Assurance and the other Bond Insurer Defendants filed a special motion to strike the current amended complaints under California’s Anti-SLAPP statute (Calif. Code of Civ. Proc. Section 425.16). A hearing on the motion was held on March 23, 2012. On May 1, 2012, the Court ruled that the complaints were governed by the Anti-SLAPP statute to the extent they alleged conspiracy to influence the rating agencies’ rating methodologies, but not to the extent that the complaints alleged false or misleading statements or nondisclosures. After oral argument on March 21, 2013, the court dismissed claims related to the conspiracy branch of the complaint under the California Antitrust Law (the Cartwright Act) and after oral argument on April 22, 2013 denied defendants’ motion to dismiss claims under the California Unfair Competition Law. The court entered an order to this effect on July 9, 2013. On February 18, 2016 the California Court of Appeal, First District, issued a decision reversing the lower court’s dismissal of the Cartwright Act claim as against Ambac Assurance and otherwise affirming the lower court’s decision as to Ambac Assurance. Discovery has commenced.
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

| Ambac Financial Group, Inc. 145 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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
It is not reasonably possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for litigation against Ambac which are probable and reasonably estimable, and management's estimated range of loss for such matters, are not material to the operating results or financial position of the Company. For the litigation matters Ambac is defending that do not meet the “probable and reasonably estimable” accrual threshold and where no loss estimates have been provided above, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes. Under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims above and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.
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
Erste Europäische Pfandbriefund Kommunalkreditbank AG In Luxemburg and Ambac Assurance Corporation v. City of San Bernardino, California (United States Bankruptcy Court, Central District of California, Riverside Division, Docket No. 15-1185, filed on January 7, 2015). Plaintiffs commenced this adversary proceeding, which relates to the Debtor’s obligations under the Public Employees Retirement Law, California Government Code Section 20000 et seq. (the “Retirement Law”), in connection with the City of San Bernardino’s bankruptcy proceeding. In the complaint, plaintiffs seek a declaratory judgment that the Debtor is obligated to make equivalent payments to both the holders of certain pension obligation bonds (the “Bonds”), a portion of which are insured by Ambac, and the California Public Employees Retirement Systems (“CalPERS”) to fund pension and other retirement benefits. It is the plaintiffs’ position that they are entitled to declaratory judgment because (i) when the City issue the Bonds, the City argued and a California court found, that the obligations under the Bonds were of the same legal character as the City’s obligations to CalPERS and (ii) the amounts owed to the bondholders are to CalPERS are merely separate portions of a single obligation owed by the Debtor under the Retirement Law. Plaintiffs therefore seek equivalent payment as to CalPERS, whether such payment takes for the form of current payments during the bankruptcy proceeding and thereafter, payments otherwise made in connection with the Retirement Law or any agreements entered into in accordance therewith, or distributions under a plan of adjustment. On March 13, 2015, the City filed a motion to dismiss the complaint, which plaintiffs opposed. On May 11, 2015, the court heard oral argument and granted the City’s motion to dismiss. On June 8, 2015, plaintiffs filed a notice of appeal of the court’s order granting the City’s motion to dismiss with the Bankruptcy Appellate Panel for the Ninth Circuit and filed their appellate brief on January 5, 2016. The parties have reached a settlement and pursuant to the settlement agreement dated March 28, 2016, the plaintiffs have agreed to dismiss the appeal with prejudice upon confirmation of the City’s plan of adjustment by the bankruptcy judge and the plan of adjustment becoming effective.
Ambac UK v. J.P. Morgan Investment Management (Supreme Court of the State of New York, County of New York, filed May 4, 2009, No. 650259/2009). Ambac UK commenced this action against J.P. Morgan Investment Management asserting claims for breach of contract, breach of fiduciary duty and gross negligence relating to defendant’s mismanagement of assets supporting bonds issued by Ballantyne Plc and insured by Ambac UK that funded excess reserves for term life insurance required by regulation.  (Pursuant to an agreement with Ballantyne Plc, Ambac UK was given the authority to prosecute Ballantyne plc's claims against J.P. Morgan Investment Management.) On March 24, 2010, the court granted defendant's motion to dismiss the complaint.  Ambac UK appealed the March 2010 decision and on July 14, 2011, the Appellate Division for the First Department reversed the decision and reinstated Ambac UK's claims in their entirety.  Fact and expert discovery have been completed.  On January 22, 2016, Ambac UK filed a motion for partial summary judgment seeking a ruling that defendant breached the Investment Management Agreement between JPMIM and Ballantyne plc under one of the asserted theories of liability. JPMIM opposed the motion. On

| Ambac Financial Group, Inc. 146 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

February 21, 2017, the court issued a decision that JPMIM had not complied with the contractual provision at issue in the motion, but also decided that an issue of fact remained as to whether such breach violated the standard of care set forth in the investment management agreement and, therefore, denied the motion. Trial is scheduled to begin in March 2017.
Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Ambac Assurance Corporation v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01037, filed on January 7, 2016). Ambac Assurance, along with co-plaintiffs Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed a complaint for declaratory and injunctive relief to protect its rights against the illegal clawback of certain revenue by the Commonwealth of Puerto Rico. Defendants (including the Government Development Bank (“GDB”) President but solely in her capacity as a member of the Working Group For The Fiscal and Economic Restoration of Puerto Rico) filed a motion to dismiss for lack of subject matter jurisdiction on January 29, 2016.  The GDB President, in her official capacity, moved to dismiss for failure to state a claim upon which relief can be granted on January 29, 2016. Plaintiffs filed their oppositions to the motions on February 16, 2016 and defendants filed replies on February 23, 2016.  This case was administratively consolidated with a similar case before the same judge, Financial Guaranty Insurance Company v. Alejandro Garcia Padilla, et al. (United States District Court, District of Puerto Rico No. 3:16-cv-01095). On October 4, 2016, the court denied the Defendants’ and GDB President’s motions to dismiss with respect to all claims asserted by Ambac Assurance and Assured. On October 14, 2016, Defendants filed a Notice of Automatic Stay, asserting that Plaintiffs’ claims have been rendered moot and further asserting that the case is automatically stayed under section 405 of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”). On October 28, 2016, Plaintiffs informed the court that neither party was currently challenging the stay, and expressly reserved their right to seek to lift the stay at any time.  Plaintiffs also objected to Defendants’ assertion that the case should be dismissed as moot.
Ambac Assurance Corporation v. Puerto Rico Highways and Transportation Authority (United States District Court, District of Puerto Rico, No. 16-cv-1893).  Ambac Assurance filed a complaint against the Puerto Rico Highways and Transportation Authority (“PRHTA”) on May 10, 2016, alleging breach of fiduciary duty and breach of contract in connection with PRHTA’s extension of an existing toll road concession agreement. The complaint alleges that it was inappropriate for PRHTA to enter into the extension agreement in its current state of financial distress because PRHTA has no control over, and is unlikely to receive, the proceeds of the transaction.  The complaint also seeks specific performance of PRHTA’s contractual duty to provide information requested by Ambac Assurance under documents related to PRHTA bonds insured by Ambac Assurance. Ambac Assurance filed related motions seeking the appointment of a provisional receiver for PRHTA and expedited discovery.  In addition to those remedies, Ambac Assurance seeks an order of the court that would, among other things, compel PRHTA to allow Ambac Assurance to inspect PRHTA’s financial records on an ongoing basis and permanently enjoin PRHTA from committing further breaches of its fiduciary and contractual duties. On July 1, 2016, PRHTA filed an Emergency Notice of Stay, asserting that the case was automatically stayed under section 405 of PROMESA. Ambac Assurance filed a response on July 11, 2016, disagreeing that the PROMESA stay applies but electing not to contest the stay at such time and reserving the right to challenge it or to seek to lift the stay in the future. Ambac Assurance also asserted that PRHTA still is obligated to make available to Ambac Assurance certain information, notwithstanding the stay on litigation and provided a proposed order for the court to issue. PRHTA filed a reply on July 18, 2016, contesting Ambac Assurance’s characterization, and provided an alternative order for the court to issue. Ambac Assurance’s response was filed July 25, 2016. PRHTA also filed an Urgent Motion to Exempt PRHTA from Outstanding Filings in the case during the pendency of the stay, which was granted. On August 23, 2016 the court issued an order staying the case, and requesting that Ambac Assurance and PRHTA notify the court whether each would seek to assert cause to lift the stay. On August 26, 2016, both Ambac Assurance and PRHTA informed the court that neither was currently seeking to lift the stay; however, Ambac Assurance expressly reserved its right to seek to lift the stay at any time.
Lex Claims, LLC et al. v. Alejandro Garcia Padilla et al. (United States District Court, District of Puerto Rico, No. 16-2374). On October 7, 2016, certain General Obligation bondholder plaintiffs in an action to which Ambac Assurance is not currently a party filed a motion for leave to amend their complaint and for partial relief from the PROMESA stay. Plaintiffs’ proposed second amended complaint adds the Puerto Rico Sales Tax Financing Corporation (“COFINA”), COFINA’s executive director, and the trustee for the COFINA bonds as defendants, and asserts numerous claims that challenge the legal validity of the COFINA structure and seek injunctive relief requiring the sales and use tax proceeds securing COFINA’s bonds to be transferred to the Puerto Rico Treasury. The plaintiffs contend that many of the claims challenging COFINA are not subject to PROMESA’s litigation stay provisions. On October 24, 2016, the defendants filed an opposition to the motion for leave to amend, arguing that the entire action is subject to the PROMESA stay. On October 26, 2016, Ambac Assurance filed a motion for leave to intervene and in support of the PROMESA stay. Ambac Assurance seeks to intervene principally to argue that the claims challenging COFINA are stayed by PROMESA, but also reserves the right to move to dismiss or otherwise defend against those claims should the court determine they are not stayed. The court has not ruled yet on plaintiffs’ motion for leave to amend or Ambac Assurance’s motion to intervene. On November 4, 2016, the Court granted Plaintiffs’ motion for leave to amend. Plaintiffs filed their second amended complaint that same day. On November 7, 2016, the government defendants sought to stay the case. On November 29, 2016, the parties’ briefing on Ambac Assurance’s motion to intervene was complete. Other putative intervenors filed motions to intervene. On February 17, 2017, the court granted the motions to intervene by Ambac Assurance and some of the other movants. The court also denied the defendants’ motion to stay and the arguments in support of the stay filed by the intervenors, including Ambac Assurance.
Ambac Assurance has filed various lawsuits seeking specific performance of obligations of borrowers on loans related to the construction and development of housing at various military bases to replace or cash-fund a debt-service-reserve surety bond provided by Ambac Assurance, as required under the applicable loan documents. Specifically, Ambac Assurance has instituted the following actions:

| Ambac Financial Group, Inc. 147 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
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

In connection with Ambac Assurance’s efforts to seek redress for breaches of representations and warranties and fraud related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, Ambac Assurance has filed various lawsuits:

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. First Franklin Financial Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. (Supreme Court of the State of New York, County of New York, Case No. 651217/2012, filed April 16, 2012). Ambac Assurance alleges breach of contract, fraudulent inducement, indemnification, reimbursement and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages. Defendants filed a motion to dismiss on July 13, 2012, which Ambac opposed on September 21, 2012. Oral argument was held on May 6, 2013. On July 18, 2013 the court dismissed Ambac Assurance’s claims for indemnification and limited Ambac Assurance’s claim for breach of loan-level warranties to the repurchase protocol, but did not dismiss Ambac Assurance’s other contractual claims or fraudulent inducement claim. On August 21, 2013, defendants filed a notice of appeal, and on August 30, 2013, Ambac Assurance filed a notice of cross-appeal. On April 22, 2014, the parties filed a stipulation withdrawing defendants’ appeal and Ambac Assurance’s cross-appeal of the court’s July 18, 2013 decision. Discovery is ongoing.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Countrywide Securities Corp., Countrywide Financial Corp. (a.k.a. Bank of America Home Loans) and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 651612/2010, filed on September 28, 2010). Ambac Assurance filed an Amended Complaint on September 8, 2011. Ambac Assurance alleged breach of contract, fraudulent inducement, indemnification and reimbursement, and breach of representations and warranties, requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages, and asserted a successor liability claim against Bank of America. On May 28, 2013, Ambac Assurance filed a Second Amended Complaint adding an alter ego claim against Bank of America alleging that, because Bank of America and Countrywide are alter egos of one another, Bank of America is responsible for Countrywide’s liabilities to Ambac. The defendants served their answers on July 31, 2013. Fact and expert discovery has ended. On May 1, 2015, Ambac Assurance filed motions for partial summary judgment, which defendants opposed. Defendants also each filed motions for summary judgment, which Ambac Assurance opposed. The court heard oral argument on July 15, 2015. On October 27, 2015, the court issued a decision dated October 22, 2015 granting in part and denying in part the parties’ respective summary judgment motions regarding Ambac Assurance’s claims against Countrywide (primary-liability claims), and issued a second decision granting Ambac Assurance’s partial motion for summary judgment and denying Bank of America’s motion for summary judgment regarding Ambac Assurance’s secondary-liability claims against Bank of America. Ambac Assurance and Countrywide filed notices of appeal of the October 22, 2015 decision relating to primary liability and Bank of America filed a notice of appeal of the October 27, 2015 decision relating to its secondary-liability to the New York Appellate Division, First Department. These appeals are fully briefed and the First Department held oral argument on January 26, 2017.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. Nomura Credit & Capital, Inc. and Nomura Holding America Inc. (Supreme Court of the State of New York, County of New York, Case No. 651359/2013, filed on April 15, 2013). Ambac Assurance alleges claims for material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. Ambac Assurance has also asserted alter ego claims against Nomura Holding America, Inc. Defendants filed a motion to dismiss on July 12, 2013, which Ambac Assurance opposed. The court held oral argument on November 13, 2013. On September 22, 2014, plaintiffs filed an amended complaint alleging claims for fraudulent inducement, material breach of contract and for the repurchase of loans that breach representations and warranties under the contracts, as well as damages. On October 31, 2014 defendants filed a motion to strike the amended complaint. Ambac Assurance opposed that motion and at the court’s

| Ambac Financial Group, Inc. 148 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

recommendation also filed a cross motion for leave to amend the complaint on November 14, 2014, which the defendants opposed. Defendants filed a motion to dismiss the fraudulent inducement claim, which Ambac Assurance opposed. The court heard oral argument on the defendants’ motion to dismiss the fraudulent inducement claim on April 14, 2015. On June 3, 2015, the court denied defendants’ July 2013 motion to dismiss Ambac’s claim for breaches of representations and warranties, but granted the defendants’ motion to dismiss Ambac’s claims for breach of the repurchase protocol and for alter ego liability against Nomura Holding. On December 29, 2016, the court issued a decision denying Nomura’s motion to strike Ambac’s amended complaint and its motion to dismiss the fraudulent inducement claim. On January 31, 2017, Nomura filed a notice of appeal from that decision. Discovery is ongoing.

•
The Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation v. Countrywide Home Loans, Inc. (Wisconsin Circuit Court for Dane County, Case No 14 CV 3511, filed on December 30, 2014). Ambac Assurance alleges a claim for fraudulent inducement in connection with Ambac Assurance’s issuance of insurance policies relating to five residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuit against the same defendant. Defendant filed a motion to dismiss the complaint on February 20, 2015, which Ambac Assurance opposed. The court heard oral argument on two of Countrywide’s grounds for dismissal on June 23, 2015, and indicated that it would dismiss the Wisconsin Action without prejudice for lack of personal jurisdiction. The court issued an order to that effect on July 2, 2015. Ambac Assurance appealed the July 2, 2015 order. On June 23, 2016, the Wisconsin Court of Appeals reversed the dismissal of the complaint, and on October 11, 2016, the Wisconsin Supreme Court granted Countrywide’s petition for review of the June 23 decision by the Wisconsin Court of Appeals. The Wisconsin Supreme Court appeal is fully briefed and scheduled for oral argument on February 28, 2017. On June 30, 2015, plaintiffs filed a Summons with Notice in the Supreme Court of the State of New York, County of New York, No. 652321/15 (the “2015 New York Action”), alleging claims identical to the Wisconsin Action. On July 21, 2015, plaintiffs filed a complaint in the 2015 New York Action and a motion to stay the 2015 New York Action pending appeal and litigation of the Wisconsin Action. On August 5, 2015, Countrywide filed its opposition to plaintiffs’ motion to stay and on August 10, 2015, Countrywide filed a motion to dismiss the complaint, which Ambac opposed. The court held oral argument in November 2015 and on September 20, 2016 granted Ambac Assurance’s motion to stay. Countrywide’s motion to dismiss the complaint is held in abeyance pending resolution of the Wisconsin Action.

•
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. Countrywide Home Loans, Inc., Countrywide Securities Corp., Countrywide Financial Corp., and Bank of America Corp. (Supreme Court of the State of New York, County of New York, Case No. 653979/2014, filed on December 30, 2014). Ambac Assurance alleges a claim for fraudulent inducement in connection with Ambac Assurance’s issuance of insurance policies relating to eight residential mortgage-backed securitizations that are not the subject of Ambac Assurance’s previously filed lawsuits against the same defendants. On February 20, 2015, the Countrywide defendants filed a motion to dismiss the complaint, which Bank of America joined on February 23, 2015. Ambac Assurance opposed the motion. On December 20, 2016, the court issued a decision denying the defendants’ motion to dismiss.. Discovery is ongoing.

•
Ambac Assurance Corporation and The Segregated Account of Ambac Assurance Corporation v. U.S. Bank National Association (United States District Court, Southern District of New York, Docket No. 17-cv-00446 (SHS), filed January 20, 2017). Ambac Assurance commenced this action to enjoin the defendant from accepting a proposed settlement in a separate litigation that the defendant is prosecuting, as trustee, in connection with a residential mortgage-backed securitization for which Ambac Assurance issued an insurance policy. Ambac Assurance alleges claims for declaratory judgment, breach of contract, breach of fiduciary duty, and violation of the Streit Act. On February 14, 2017, plaintiffs filed an amended complaint asserting additional claims for declaratory judgment and breach of contract related to the defendant’s treatment of trust recoveries. The defendant has not yet responded to Ambac Assurance’s amended complaint.

Other Litigation
U.S. Securities and Exchange Commission (the “SEC”) v. Citigroup Global Markets Inc. (“Citigroup”) (United States District Court Southern District of New York, Docket No. 11-CV-7387, filed in October 2011). This suit related to a collateralized debt obligation transaction arranged by Citigroup where Ambac Credit Products, LLC (insured by Ambac Assurance) provided credit protection through a credit default swap to a bank counterparty that was exposed to the transaction. The SEC and Citigroup reached a settlement of this action for $285,000. Judge Rakoff, the presiding judge, approved the settlement in August of 2014. We have been informed by the SEC that they intend to make a motion to Judge Rakoff for approval of the distribution of the funds to aggrieved parties. Judge Rakoff must approve the SEC’s proposed allocation. While there can be no assurance as what the SEC’s proposed allocation will be or the timing or substance of what Judge Rakoff will decide, Ambac Assurance expects to receive a significant portion of the settlement funds. Ambac has not recorded any receivable for its estimated portion of these settlement funds.
18. SEGMENT INFORMATION
Ambac has two reportable segments, as follows: (i) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public finance, structured finance and international obligations; and (ii) Financial Services, which provides investment agreements, funding conduits, and interest rate swaps, principally to clients of the financial guarantee business. Ambac’s reportable segments were strategic business units that offered different products and services.

| Ambac Financial Group, Inc. 149 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance guarantees the swap and investment agreement obligations of its Financial Services subsidiaries. Additionally, Ambac Assurance provides loans to the Financial Services businesses. Inter-segment revenues include the premiums and investment income earned under those agreements.
Information provided below for unaffiliated “Corporate and Other” primarily relates to investment income on Ambac's investment portfolio. Equity in net income of investees accounted for by the equity method relates to the Owner Trust Certificate received when Ambac deposited its Segregated Account junior surplus note into a Trust (see Note 3. Special Purpose Entities, Including Variable Interest Entities for further information relating to the sale by Ambac of a junior surplus note issued to it by the Segregated Account). Inter-segment for "Corporate and Other" relates to amounts received by Ambac under the Mediation Agreement dated September 21, 2011 (as more fully described in Note 1. Background and Business Description), including accrual of interest on the junior surplus notes issued by the Segregated Account prior to Ambac's deposit into a Trust.
The following table is a summary of financial information by reportable segment for the affected periods:

Year Ended December 31, 2016	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$543,955	$(49,434)	$6,964	$—	$501,485
Equity in net income of investees accounted for by equity method	—	—	4,664	—	4,664
Inter-segment	(19,552)	19,794	873	(1,115)	—
Total revenues	524,403	(29,640)	12,501	(1,115)	506,149
Pre-tax income (loss):
Unaffiliated customers (1)(2)(3)	159,978	(52,013)	(7,603)	—	100,362
Equity in net income of investees accounted for by equity method	—	—	4,664	—	4,664
Inter-segment	(23,106)	19,290	3,816	—	—
Pre-tax income (loss)	136,872	(32,723)	877	—	105,026
Total assets as of December 31, 2016	21,987,068	313,710	353,482	(18,558)	22,635,702
Net investment income	300,102	778	12,487	—	313,367
Insurance intangible amortization	174,608	—	—	—	174,608
Interest expense	$123,720	$624	$—	$—	$124,344

Year Ended December 31, 2015	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$679,662	$(44,003)	$4,663	$—	$640,322
Equity in net income of investees accounted for by equity method	—	—	4,336	—	4,336
Inter-segment	349	(849)	645	(145)	—
Total revenues	680,011	(44,852)	9,644	(145)	644,658
Pre-tax income (loss):
Unaffiliated customers (1)(2)(3)	560,332	(46,869)	(7,741)	—	505,722
Equity in net income of investees accounted for by equity method	—	—	4,336	—	4,336
Inter-segment	(2,744)	(1,383)	4,127	—	—
Pre-tax income (loss)	557,588	(48,252)	722	—	510,058
Total assets as of December 31, 2015	23,108,387	348,130	268,388	3,165	23,728,070
Net investment income	256,636	548	9,105	—	266,289
Insurance intangible amortization	169,557	—	—	—	169,557
Interest expense	115,630	907	—	—	116,537
Goodwill impairment	$514,511	$—	$—	$—	$514,511

| Ambac Financial Group, Inc. 150 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

Year Ended December 31, 2014	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Revenues:
Unaffiliated customers (1)	$506,559	$(179,691)	$407	$—	$327,275
Equity in net income of investees accounted for by equity method	—	—	1,395	—	1,395
Inter-segment	1,243	(1,197)	23,299	(23,345)	—
Total revenues	507,802	(180,888)	25,101	(23,345)	328,670
Pre-tax income (loss):
Unaffiliated customers (1) (2) (3)	684,750	(182,941)	(9,951)	—	491,858
Equity in net income of investees accounted for by equity method	—	—	1,395	—	1,395
Inter-segment	(25,443)	(1,545)	26,988	—	—
Pre-tax income (loss)	659,307	(184,486)	18,432	—	493,253
Total assets as of December 31, 2014	24,448,346	412,510	284,278	14,730	25,159,864
Net investment income	298,020	1,123	1,803	—	300,946
Insurance intangible amortization	151,830	—	—	—	151,830
Interest expense	125,892	1,584	—	—	127,476
Reorganization items (4)	$—	$—	$211	$—	$211

(1)	Included in both revenues from unaffiliated customers and in pre-tax income (loss) from continuing operations from unaffiliated customers is net investment income.

(2)	Included in pre-tax income (loss) from continuing operations from unaffiliated customers is interest expense.

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
The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the affected periods:

	2016			2015			2014
Year Ended December 31,	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(35,686)	$168,646	$1,828	$(13,028)	$229,658	$39,633	$(46,279)	$197,154	$8,669
United Kingdom	10,892	24,470	—	3,652	68,799	—	(221,516)	31,672	—
Other international	(29,043)	4,171	18,278	(28,196)	14,138	2,068	(20,515)	17,534	15,237
Total	$(53,837)	$197,287	$20,106	$(37,572)	$312,595	$41,701	$(288,310)	$246,360	$23,906

| Ambac Financial Group, Inc. 151 2016 FORM 10-K |

Table of Contents    AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollar Amounts in Thousands, Except Share Amounts)

19. QUARTERLY INFORMATION (Unaudited)

	2016				2015
($ in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Gross premiums written	$(24,780)	$(4,041)	$(10,543)	$(14,473)	$1,062	$(11,192)	$(8,710)	$(18,732)
Net premiums earned	52,800	41,402	53,218	49,867	65,718	60,879	71,535	114,463
Net investment income	60,821	70,758	90,917	90,871	72,983	64,753	64,195	64,358
Net other than temporary impairment losses	(9,334)	(7,441)	(2,853)	(2,191)	(3,119)	(1,020)	(9,150)	(12,370)
Net realized investment gains	1,102	14,897	11,749	11,536	54,101	(5,353)	2,106	2,622
Net change in fair value of credit derivatives	12,866	3,955	1,733	1,552	(2,499)	10,293	36,952	(3,045)
Derivative products revenue	(83,424)	(36,331)	(14,510)	83,992	(37,774)	50,999	(65,083)	9,314
Net realized gains (losses) on extinguishment of debt	1,235	3,586	24	—	(93)	(1,246)	1,420	—
Income (loss) on Variable Interest Entities	(27,163)	8,987	2,057	2,026	6,962	52,603	(21,435)	(6,561)
Losses and loss expenses (benefit)	(105,281)	(52,496)	(69,204)	215,492	(150,952)	(147,477)	(133,213)	(337,065)
Insurance intangible amortization	50,890	39,013	44,553	40,152	37,432	38,088	39,680	54,357
Operating expenses	28,009	27,995	21,466	36,190	24,523	25,873	25,006	27,300
Interest expense	30,430	30,709	31,493	31,712	27,908	28,173	29,899	30,557
Goodwill impairment	—	—	—	—	—	—	(514,511)	—
Pre-tax income (loss)	12,854	61,511	116,720	(86,059)	216,580	286,095	(388,193)	395,576
Net income (loss) attributable to Common Shareholders	$9,415	$58,647	$101,474	$(94,693)	$214,711	$282,695	$(390,987)	$386,984
Net income (loss) per share:
Basic	$0.21	$1.30	$2.24	$(2.09)	$4.75	$6.26	$(8.66)	$8.57
Diluted	$0.21	$1.29	$2.22	$(2.09)	$4.57	$6.05	$(8.66)	$8.56

| Ambac Financial Group, Inc. 152 2016 FORM 10-K |

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Ambac’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including without limitation that information required to be disclosed by Ambac in its SEC filings is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate to allow for timely decisions regarding required disclosure.
Ambac’s Disclosure Committee assists the CEO and CFO in their responsibilities to design, establish, maintain and evaluate the effectiveness of disclosure controls and procedures. The Disclosure Committee is responsible for, among other things, the oversight, maintenance and implementation of the disclosure controls and procedures, subject to the supervision and oversight of the CEO and CFO. Ambac’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016 and, the CEO and CFO have concluded that at that date Ambac’s disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting. Management of Ambac is responsible for establishing and maintaining adequate internal control over financial reporting. Ambac’s internal control over financial reporting is a process designed under the supervision of the CEO and CFO and overseen by Ambac’s Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Ambac’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Ambac’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of Ambac; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of Ambac; and (iii) provide reasonable assurance regarding the prevention or timely detection and remediation of unauthorized acquisition, use or disposition of Ambac’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ambac management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the criteria established in the 2013 Internal Control - Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Ambac management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on the criteria articulated in the 2013 Internal Control - Integrated Framework. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which expressed an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting.
Remediation of Prior Material Weakness in Internal Control over Financial Reporting. During management’s evaluation of disclosure controls and procedures as of December 31, 2015, a material weakness in internal control over financial reporting was identified. Specifically, management concluded that they did not sufficiently evaluate the design and operating effectiveness of the general information technology controls over modeling performed by a third party service provider, of residential mortgage backed collateral losses within certain securitizations that have insurance policies issued by Ambac. This included the late receipt and evaluation of the servicer’s annual Service Organization Control report (“SOC-1 report”) attesting to the design and effectiveness of the Service Organization’s general information technology (“IT”) controls, subsequent to the issuance of our fiscal 2015 Annual Report on Form 10-K. As a result, our controls over the estimate of loss reserves and subrogation recoverables, investment income and assessing other than temporary impairment for purchased residential mortgage backed securities were not designed in a manner that would enable us to prevent or detect and correct a potential material misstatement to the consolidated financial statements at December 31, 2015.
Since the time of its identification, management has been actively engaged in the implementation of remediation efforts to address that material weakness. Remediation efforts included the timely receipt of the servicer’s SOC-1 report as well as obtaining an Ambac specific attestation report, both providing an unqualified opinion from the servicer’s auditor, which allow Ambac to assess the design and operating effectiveness of the servicer’s IT controls. Additionally, Ambac enhanced its internal controls with the addition of new controls and increasing the precision of certain existing controls relating to the estimate of loss reserves and subrogation recoverables, investment income and assessing other than temporary impairment for purchased residential mortgage backed securities. As of December 31, 2016, management concluded, subject to the supervision and oversight of the CEO and CFO, that the previously disclosed material weakness had been remediated.
Changes in Internal Control Over Financial Reporting. Except as noted above relative to the remediation of the prior year material weakness, there were no changes in Ambac’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.
Item 9B.    Other Information
None.
PART III

| Ambac Financial Group, Inc. 153 2016 FORM 10-K |

Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Ambac’s executive officers and directors, including its audit committee and audit committee financial experts will be in Ambac’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2016 (the “2017 Proxy Statement”) and is incorporated herein by reference.
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
Item 11.    Executive Compensation.
Information relating to Ambac’s executive officer and director compensation will be in the 2017 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to security ownership of certain beneficial owners of Ambac’s common stock and information relating to the security ownership of Ambac’s management will be in the 2017 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2016 regarding securities issued under our 2013 Incentive Compensation Plan.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Third Column)
Equity compensation plans approved by security holders	2013 Incentive Compensation Plan (1)	826,710 (2)	$20.02 (3)	3,004,639
Equity compensation plans not approved by security holders	None	---	---	---
Total		827,710 (2)	$20.02 (3)	3,004,639

(1)
Our 2013 Incentive Compensation Plan was approved by the stockholders of Ambac on December 18, 2013. The total number of shares of Ambac common stock available for issuance under the 2013 Incentive Compensation Plan is 4,000,000.

(2)
Represents, as of December 31, 2016, the number of outstanding restricted stock unit awards, stock options and the maximum number of performance stock units that may be issued if certain performance goals are achieved. Refer to Note 16. Employment Benefit Plans to the Consolidated Financial Statements included in Part II, Item 8 in this Form 10-K for a description of the grants made under the 2013 Incentive Compensation Plan.

(3)
Each restricted stock unit, stock option and performance stock unit awarded under our 2013 Incentive Compensation Plan was granted at no cost to the persons receiving them. Restricted stock units represent the contingent right to receive the equivalent number of shares of Ambac common stock and may vest after the passage of time, or the achievement of a corporate goal, or both. Stock options represent the right to acquire an equivalent number of shares of Ambac common stock at a specified exercise price. Performance stock units granted pursuant to the Company's Long Term Incentive Plan represent the contingent right to receive a number of shares of Ambac common stock ranging from 0% to 200% of the number of units granted depending upon the achievement of certain company-wide performance goals.

Item 13.    Certain Relationships and related Transactions, and Director Independence.
Information relating to Ambac with respect to certain relationships and related transactions and director independence will be in the 2017 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Information relating to principal accountant fees and services will be in the 2017 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)    Documents filed as a part of this report:

1.	Financial Statements

| Ambac Financial Group, Inc. 154 2016 FORM 10-K |

The consolidated financial statements included in Part II, Item 8 above are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:
(b)    Exhibits

(3) Articles of Incorporation and bylaws:
3.1	Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-A, filed on May 1, 2013).
3.2
Amended By-laws of Ambac Financial Group, Inc. (filed as Exhibit 3.2 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

(4) Instruments defining the rights of security holders, including indentures:
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

(10) Material contract and management compensation plans and arrangements:
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

| Ambac Financial Group, Inc. 155 2016 FORM 10-K |

10.4
Ambac Financial Group, Inc.'s Long-Term Incentive Compensation Plan (filed as Exhibit 10.1 to Ambac Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.5
Ambac Financial, Group, Inc.’s Incentive Compensation Plan (filed as Appendix A to Ambac Financial Group’s 2013 Definitive Proxy Statement on Schedule 14A filed on November 8, 2013 and incorporated herein by reference).

10.6
Form of Amended and Restated Restricted Stock Unit Award Letter for executive officers (filed as Exhibit 10.4 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.7	Form of Equity Award Letter for directors (filed as Exhibit 10.5 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).
10.8
Closing Agreement between Ambac Financial, Group, Inc. and Commissioner of Internal Revenue, dated April 30, 2013 (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K, filed on May 3, 2013 and incorporated herein by reference).

10.9
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

10.11
Form of Amendment No. 1 to Cooperation Agreement between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation (filed as Exhibit 10.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed September 27, 2011 and incorporated herein by reference).

10.12
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

10.15
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

10.17
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

10.19
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

10.23
Restricted Stock Unit Agreement dated as of January 4, 2016, by and between Ambac Financial Group, Inc. and Nader Tavakoli (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.24
Long Term Compensation Agreement dated as of February 22, 2016, by and between Ambac Financial Group, Inc. and Nader Tavakoli (filed as Exhibit 10.6 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

| Ambac Financial Group, Inc. 156 2016 FORM 10-K |

10.25
Lease Modification dated as of September 8, 2015 to the Lease dated as of March 1, 2011, by and between One State Street, LLC and Ambac Assurance Corporation (filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.26
Form of 2015 Long-Term Incentive Compensation Agreement between Ambac Financial Group, Inc. and each of the Company's executive officers (filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

10.27+	Form of 2016 Long-Term Incentive Compensation Agreement between Ambac Financial Group, Inc. and each of the Company's executive officers
10.28
Voting Support Settlement Agreement, dated as of March 28, 2016, by and between Ambac Financial Group, Inc. and Cornwall Master LP (filed as Exhibit 10.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on March 29, 2016 and incorporated herein by reference).

10.29
Separation Agreement dated as of September 15, 2016, by and among Cathleen J. Matanle, Ambac Financial Group, Inc. and Ambac Assurance Corporation (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on September 16, 2016 and incorporated herein by reference).

10.30
Employment Agreement dated as of November 1, 2016 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and David Trick (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference).

10.31
Separation Agreement and General Release dated as of December 12, 2016, by and among Ambac Financial Group, Inc. and Nader Tavakoli (filed as Exhibit 10.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference).

10.32
Employment Agreement dated as of December 8, 2016, by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Claude LeBlanc (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on December 13, 2016 and incorporated herein by reference).

10.33
Employment Agreement dated as of January 4, 2017 by and among Ambac Financial Group, Inc., Ambac Assurance Corporation and Stephen Ksenak (filed as Exhibit 10.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed on January 6, 2017 and incorporated herein by reference).

Other exhibits, filed or furnished, as indicated:
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

99.2
Second Modified Fifth Amended Plan of Reorganization of Ambac Financial Group, Inc., effective as of May 1, 2013 (filed as Exhibit 99.3 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

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

| Ambac Financial Group, Inc. 157 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE I — SUMMARY OF INVESTMENTS
Other Than Investments in Related Parties
December 31, 2016

Type of Investment ($ in Thousands)	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Municipal obligations	$376,064	$374,368	$374,368
Corporate obligations	1,803,136	1,802,165	1,802,165
Foreign obligations	41,932	43,135	43,135
U.S. government obligations	98,565	101,091	101,091
U.S. agency obligations	4,063	4,060	4,060
Residential mortgage-backed securities	2,284,425	2,351,595	2,351,595
Collateralized debt obligations	113,650	113,923	113,923
Other asset-backed securities	778,383	828,783	828,783
Short-term	430,827	430,788	430,788
Other	420,303	450,307	450,307
Total	$6,351,348	$6,500,215	$6,500,215

| Ambac Financial Group, Inc. 158 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Balance Sheets

($ in thousands, except share data) December 31,	2016	2015
Assets:
Fixed income securities, at fair value (amortized cost: 2016—$220,749 and 2015—$203,709)	$214,023	$187,979
Short-term investments, at cost (approximates fair value)	66,570	48,079
Other investments	30,003	25,339
Total investments	310,596	261,397
Cash	32,251	25
Investment in subsidiaries	1,340,442	1,349,483
Investment income due and accrued	272	123
Current taxes receivable(1)	28,722	70,848
Other assets	4,132	4,778
Total assets	$1,716,415	$1,686,654
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and other liabilities	2,501	1,855
Total liabilities	2,501	1,855
Stockholders’ equity:
Preferred stock, par value $0.01 per share; 20,000,000 shares authorized shares; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; 130,000,000 shares authorized; issued and outstanding shares: 45,194,954 and 45,044,222	452	450
Additional paid-in capital	195,267	190,813
Accumulated other comprehensive income (loss)	(38,990)	15,215
Retained earnings	1,557,681	1,478,439
Treasury stock, shares at cost: 22,458 and 8,202	(496)	(118)
Total Ambac Financial Group, Inc. stockholders’ equity	1,713,914	1,684,799
Total liabilities and stockholders’ equity	$1,716,415	$1,686,654

(1)	Of this amount, $28,691 and $70,911 receivable from the Registrant's wholly-owned subsidiary, Ambac Assurance Corporation, pursuant to the Amended TSA.
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 159 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Comprehensive Income

($ in thousands) Year Ended December 31,	2016	2015	2014
Revenues:
Investment income	$13,493	$9,826	$25,147
Other than temporary impairments	(289)	(155)	—
Net realized gains (losses)	(7)	(27)	(46)
Total revenues	13,197	9,644	25,101
Expenses:
Operating expenses	11,486	8,922	6,458
Total expenses	11,486	8,922	6,458
Income (loss) before income taxes, reorganization costs and equity in undistributed net loss of subsidiaries	1,711	722	18,643
Reorganization items	—	—	211
Income (loss) before income taxes and equity in undistributed net loss of subsidiaries	1,711	722	18,432
Federal income tax provision (benefit)	(28,739)	(70,811)	221
Income before equity in undistributed net income of subsidiaries	30,450	71,533	18,211
Equity in undistributed net income of subsidiaries	44,393	421,870	465,860
Net income	$74,843	$493,403	$484,071

Other comprehensive income, after tax:
Net income	$74,843	$493,403	$484,071
Unrealized gains (losses) on securities, net of deferred income taxes of $0	67,900	(159,730)	252,603
Gain (loss) on foreign currency translation, net of deferred income taxes of $0.	(122,128)	(44,651)	(43,165)
Changes to postretirement benefit, net of tax	23	(687)	(816)
Total other comprehensive income (loss)	(54,205)	(205,068)	208,622
Total comprehensive income attributable to Ambac Financial Group, Inc.	$20,638	$288,335	$692,693
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 160 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statement of Stockholders' Equity

($ in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2016	$1,684,799	$1,478,439	$15,215	$—	$450	$190,813	$(118)
Total comprehensive income	20,638	74,843	(54,205)	—	—	—	—
Adjustment to initially apply ASU 2014-13	6,442	6,442	—	—	—	—	—
Stock-based compensation	5,253	—	—	—	—	5,253	—
Cost of shares (acquired) issued under equity plan	(505)	(127)	—	—	—	—	(378)
Cost of warrants acquired	(2,717)	(1,916)	—	—	—	(801)	—
Issuance of common stock	2	—	—	—	2	—	—
Warrants exercised	2	—	—	—	—	2	—
Balance at December 31, 2016	$1,713,914	$1,557,681	$(38,990)	$—	$452	$195,267	$(496)

Balance at Balance at January 1, 2015	$1,399,105	$989,290	$220,283	$—	$450	$189,138	$(56)
Total comprehensive income	288,335	493,403	(205,068)	—	—	—	—
Stock-based compensation	3,105	—	—	—	—	3,105	—
Cost of shares (acquired) issued under equity plan	(374)	(312)	—	—	—	—	(62)
Cost of warrants acquired	(5,375)	(3,942)	—	—	—	(1,433)	—
Warrants exercised	3	—	—	—	—	3	—
Balance at December 31, 2015	$1,684,799	$1,478,439	$15,215	$—	$450	$190,813	$(118)

Balance at January 1, 2014	$702,983	$505,219	$11,661	$—	$450	$185,672	$(19)
Total comprehensive income	692,693	484,071	208,622	—	—	—	—
Stock-based compensation	3,450	—	—	—	—	3,450	—
Cost of shares (acquired) issued under equity plan	(37)	—	—	—	—	—	(37)
Warrants exercised	16	—	—	—	—	16	—
Balance at December 31, 2014	$1,399,105	$989,290	$220,283	$—	$450	$189,138	$(56)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 161 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Condensed Statements of Cash Flow

($ in thousands) Year Ended December 31,	2016	2015	2014
Cash flows from operating activities:
Net income	$74,843	$493,403	$484,071
Adjustments to reconcile net income loss to net cash used in operating activities:
Equity in undistributed net income of non-debtor subsidiaries	(44,393)	(421,870)	(465,860)
Amortization of bond premium and discount	(7,208)	(4,690)	4
Reorganization items	—	—	211
Other-than-temporary impairment charges	289	155	—
Net realized gains (losses)	7	27	46
Increase (decrease) in current income taxes payable	42,126	(71,069)	221
Share-based compensation	5,253	3,105	3,450
Investment income due and accrued	(149)	(69)	11,905
(Increase) decrease in other assets	646	992	(834)
Other, net	5,814	(4,705)	(36,628)
Net cash provided by (used in) operating activities	77,228	(4,721)	(3,414)
Cash flows from investing activities:
Proceeds from matured bonds	269,459	347,539	65,032
Purchases of bonds	(279,582)	(312,419)	(271,181)
Change in short-term investments	(18,491)	(25,143)	(14,617)
Other, net	(13,673)	—	—
Net cash provided by (used in) investing activities	(42,287)	9,977	(220,766)
Cash flows from financing activities:
Proceeds from the sale of Junior Surplus Notes of the Segregated Account	—	—	224,262
Cost of warrants acquired	(2,717)	(5,375)	—
Proceeds from warrant exercise	2	3	16
Net cash provided by (used in) financing activities	(2,715)	(5,372)	224,278
Net cash flow	32,226	(116)	98
Cash at beginning of period	25	141	43
Cash at end of period	$32,251	$25	$141

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$394	$—
Cash payments related to reorganization items:
Professional fees paid for services rendered in connection with the Chapter 11 proceeding	$—	$—	$272
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the following notes.

| Ambac Financial Group, Inc. 162 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE II— CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY ONLY)
Notes to Condensed Financial Information
(Dollar Amounts in Thousands)
The condensed financial information of Ambac Financial Group, Inc. (“Ambac” or the “Registrant”) as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto included in this 2016 Annual Report on Form 10-K for the year ended December 31, 2016.
Ambac, headquartered in New York City, is a financial services holding company incorporated in the state of Delaware on April 29, 1991. On May 1, 2013 (the “Effective Date”), Ambac emerged from Chapter 11 bankruptcy protection when the Second Modified Fifth Amended Plan of Reorganization of Ambac (the “Reorganization Plan”) became effective. On December 26, 2013, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) entered an order of final decree closing Ambac’s Chapter 11 case. Ambac filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court on November 8, 2010 as a result of losses incurred since the beginning of the financial crisis in 2007.
Income Taxes
Ambac files a consolidated Federal income tax return with its U.S. subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. As of December 31, 2016 Ambac had loss carryforwards totaling $4,027,329. This includes carryforwards of $74,094 relating to U.S. capital losses and $3,953,235 relating to U.S. federal net operating losses, which, if not utilized, will begin expiring in 2029, and will fully expire in 2033. The NOL allocable to AFG as of December 31, 2016 is $1,389,359.
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
Ambac Assurance has utilized all of its current post determination date NOLs generated from September 30, 2011 through December 31, 2016 (post determination date NOLs); however, additional post determination date NOLs may be generated in the future. During this time period, Ambac Assurance's cumulative net taxable income was approximately $1,086,124, which utilized all of the $479,000 allocated Tier A NOL and $607,124 of the $1,057,000 allocated Tier B NOL and resulted in accrued Tolling Payments, net of applicable credits. At December 31, 2016, $28,691 of Tolling Payments are due to Ambac no later than forty-five days after April 15, 2017 (subject to review by the Rehabilitator). Of the bankruptcy related credits available to offset the first $5,000 of payments due under each of the NOL usage Tiers A, B, and C, Ambac Assurance has fully utilized the combined $10,000 of Tier A and Tier B credits.

| Ambac Financial Group, Inc. 163 2016 FORM 10-K |

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV— REINSURANCE
Years Ended December 31, 2016, 2015 and 2014

Insurance Premiums Written ($ in Thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2016	$(53,837)	$(8,772)	$—	$(45,065)	—%

Year Ended December 31, 2015	(37,572)	(3,001)	$—	(34,571)	—%

Year Ended December 31, 2014	(288,310)	(6,842)	—	(281,468)	—%
| Ambac Financial Group, Inc. 164 2016 FORM 10-K |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.

Dated:	February 28, 2017	By:	/S/ DAVID TRICK
David Trick
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JEFFREY S. STEIN*	Chairman of the Board and Director	February 28, 2017
Jeffrey S. Stein

/S/ CLAUDE LEBLANC	President, Chief Executive Officer and Director	February 28, 2017
Claude LeBlanc	(Principal Executive Officer)

/S/ DAVID TRICK	Executive Vice President and Chief Financial Officer	February 28, 2017
David Trick	(Principal Financial Officer)

/S/ ROBERT B. EISMAN	Senior Managing Director and Chief Accounting Officer	February 28, 2017
Robert B. Eisman	(Principal Accounting Officer)

/S/ ALEXANDER D. GREENE*	Director	February 28, 2017
Alexander D. Green

/S/ IAN D. HAFT*	Director	February 28, 2017
Ian D. Haft

/S/ DAVID L. HERZOG*	Director	February 28, 2017
David L. Herzog

/S/ C. JAMES PRIEUR*	Director	February 28, 2017
C. James Prieur

/S/ STEPHEN M. KSENAK
*By: Stephen M. Ksenak	Attorney-in-fact	February 28, 2017

| Ambac Financial Group, Inc. 165 2016 FORM 10-K |